Form 10-Q
period 2011-09-30
Xylem Inc.
filed 2011-11-21
CIK 1524472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-35229

Xylem Inc.
(Exact name of registrant as specified in its charter)

Indiana (State or Other Jurisdiction of Incorporation or Organization)	45-2080495 (I.R.S. Employer Identification Number)

1133 Westchester Avenue, Suite N200, White Plains, NY 10604
(Address of principal executive office)

(914) 323-5700
(Registrant’s telephone number, including area code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of November 1, 2011, there were 184,570,429 outstanding shares of common stock ($0.01 par value per share) of the registrant.

INDEX

PART I - FINANCIAL INFORMATION
		Page No.

Item 1.	Condensed Combined Financial Statements:

	Condensed Combined Income Statements (Unaudited) for the Three Months and Nine Months Ended September 30, 2011 and 2010	3

	Condensed Combined Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	4

	Condensed Combined Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2011 and 2010	5

	Condensed Combined Statement of Parent Company Equity (Unaudited) for the Nine Months Ended September 30, 2011	6

	Notes to condensed combined financial statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	(Removed and Reserved)	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

Signatures		41
EX-10.5
EX-10.7
EX-10.8
EX-10.9
EX-10.11
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-10.18
EX-10.19
EX-10.20
EX-10.21
EX-10.22
EX-10.23
EX-10.24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED COMBINED FINANCIAL STATEMENTS

THE WATER EQUIPMENT AND SERVICES BUSINESSES OF ITT CORPORATION
CONDENSED COMBINED INCOME STATEMENTS (UNAUDITED)
(IN MILLIONS)

	Three Months		Nine Months
FOR THE PERIODS ENDED SEPTEMBER 30	2011	2010	2011	2010

Revenue	$939	$806	$2,800	$2,267
Costs of revenue	574	497	1,719	1,412

Gross profit	365	309	1,081	855
Selling, general and administrative expenses	215	183	643	517
Research and development expenses	23	18	73	53
Separation costs	46	—	67	—
Restructuring and asset impairment charges, net	2	1	2	8

Operating income	79	107	296	277
Interest expense	1	—	2	—
Non-operating income, net	4	3	5	—

Income before income tax expense	82	110	299	277
Income tax expense	5	19	72	45

Net Income	$77	$91	$227	$232

The accompanying notes are an integral part of the condensed combined financial statements.

THE WATER EQUIPMENT AND SERVICES BUSINESSES OF ITT CORPORATION
CONDENSED COMBINED BALANCE SHEETS
(IN MILLIONS)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$184	$131
Receivables, less allowance for discounts and doubtful accounts of $33 and $32 for 2011 and 2010, respectively	753	690
Inventories, net	437	389
Prepaid expenses	50	79
Other current assets	56	47

Total current assets	1,480	1,336

Plant, property and equipment, net	442	454
Goodwill	1,633	1,437
Other intangible assets, net	519	416
Other non-current assets	77	92

Total assets	$4,151	$3,735

Liabilities and Parent Company Equity
Current liabilities:
Accounts payable	$283	$309
Accrued and other current liabilities	381	340
Short-term borrowings and current maturities of long-term debt	5	—

Total current liabilities	669	649

Long-term debt	1,202	4
Accrued postretirement benefits	163	163
Deferred income tax liability	77	99
Other non-current liabilities	89	101

Total liabilities	2,200	1,016

Parent company equity:
Parent company investment	1,649	2,361
Accumulated other comprehensive income	302	358

Total parent company equity	1,951	2,719

Total liabilities and parent company equity	$4,151	$3,735

The accompanying notes are an integral part of the condensed combined financial statements.

THE WATER EQUIPMENT AND SERVICES BUSINESSES OF ITT CORPORATION
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30	2011	2010
Operating Activities
Net income	$227	$232
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	104	67
Share-based compensation	7	7
Non-cash separation costs	8	—
Loss on impairment of assets	2	—
Restructuring charges, net	—	8
Payments for restructuring	(7)	(19)
Changes in assets and liabilities (net of acquisitions):
Change in receivables	(58)	(42)
Change in inventories	(40)	(35)
Change in accounts payable	(31)	10
Change in accrued liabilities	14	(5)
Change in accrued taxes	4	(14)
Net changes in other assets and liabilities	22	17

Net Cash – Operating activities	252	226

Investing Activities
Capital expenditures	(79)	(44)
Acquisitions, net of cash acquired	(309)	(981)
Proceeds from the sale of assets	9	1
Other, net	2	—

Net Cash – Investing activities	(377)	(1,024)

Financing Activities
Net transfer (to)/from parent	(1,012)	841
Issuance of short term debt	5	—
Issuance of senior notes, net of discount	1,198	—
Payment of debt issuance costs	(9)	—

Net Cash – Financing activities	182	841

Exchange rate effects on cash and cash equivalents	(4)	3

Net change in cash and cash equivalents	53	46
Cash and cash equivalents – beginning of year	131	81

Cash and Cash Equivalents – End of Period	$184	$127

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Income taxes (net of refunds received)	$37	$76

The accompanying notes are an integral part of the condensed combined financial statements.

THE WATER EQUIPMENT AND SERVICES BUSINESSES OF ITT CORPORATION
CONDENSED COMBINED STATEMENT OF PARENT COMPANY EQUITY (UNAUDITED)
(IN MILLIONS)

		Accumulated	Total
	Parent	Other	Parent
	Company	Comprehensive	Company
NINE MONTHS ENDED SEPTEMBER 30	Investment	Income	Equity
Balance at December 31, 2010	$2,361	$358	$2,719
Change in parent company investment	(939)		(939)
Comprehensive Income:
Net Income	227		227
Net change in postretirement benefit plans		1	1
Foreign currency translation adjustment		(57)	(57)

Total comprehensive income			171

Balance at September 30, 2011	$1,649	$302	1,951

The accompanying notes are an integral part of the condensed combined financial statements.

THE WATER EQUIPMENT AND SERVICES BUSINESSES OF ITT CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1	BACKGROUND AND BASIS OF PRESENTATION

Xylem Inc. (“Xylem” or the “Company”) is a leading equipment and service provider for water and wastewater applications with a broad portfolio of products and services addressing the full cycle of water, from collection, distribution and use to the return of water to the environment. Xylem operates in two segments, Water Infrastructure and Applied Water. The Water Infrastructure segment focuses on the transportation, treatment and testing of water, offering a range of products including water and wastewater pumps, treatment and testing equipment, and controls and systems. The Applied Water segment encompasses all the uses of water and focuses on the residential, commercial, industrial and agricultural markets. The segment’s major products include pumps, valves, heat exchangers, controls and dispensing equipment. Xylem Inc. (f/k/a ITT WCO, Inc.) was incorporated in Indiana on May 4, 2011. The name of the Company was changed from ITT WCO, Inc. to Xylem Inc. on July 14, 2011.

On October 31, 2011, ITT Corporation (“ITT”) completed the previously announced spin-off (the “Spin-off”) of Xylem, formerly ITT’s water equipment and services businesses. Effective as of 12:01 a.m., Eastern time on October 31, 2011 (the “Distribution Date”), the common stock of Xylem was distributed, on a pro rata basis, to ITT’s shareholders of record as of the close of business on October 17, 2011 (the “Record Date”). On the Distribution Date, each of the shareholders of ITT received one share of Xylem common stock for every one share of common stock of ITT held on the Record Date. The Spin-off was completed pursuant to the Distribution Agreement, dated as of October 25, 2011, among ITT, Exelis Inc. (“Exelis”) and Xylem. After the Distribution Date, ITT does not beneficially own any shares of Xylem common stock and, following such date, financial results of Xylem will not be consolidated in ITT’s financial reporting. Xylem’s Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (“SEC”) was declared effective on October 6, 2011. Xylem’s common stock began “regular-way” trading on the New York Stock Exchange on November 1, 2011 under the symbol “XYL”.

Hereinafter, except as otherwise indicated or unless the context otherwise requires, “Xylem,” “we,” “us,” “our” and “the Company” refer to Xylem Inc. and its subsidiaries. References in the notes to the condensed combined financial statements to “ITT” or “parent” refers to ITT Corporation and its consolidated subsidiaries (other than Xylem Inc.).

Carve-out Basis of Presentation

The interim condensed combined financial statements presented herein, and discussed below, have been prepared on a standalone basis and are derived from the consolidated financial statements and accounting records of the water equipment and services businesses of ITT. The accompanying unaudited interim condensed combined financial statements reflect our financial position, results of operations and cash flows, as historically managed, in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intracompany transactions between our businesses have been eliminated. All intercompany transactions between us and ITT have been included in these interim condensed combined financial statements and when the underlying transaction is to be settled in cash with ITT it is considered to be effectively settled for cash in the condensed combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Condensed Combined Statements of Cash Flow as a financing activity and in the Condensed Combined Balance Sheets as “Parent company investment.”

Our interim condensed combined financial statements include expense allocations for (i) certain corporate functions historically provided by ITT, including, but not limited to, finance, legal, information technology, human resources, communications, ethics and compliance, and shared services, (ii) employee benefits and incentives, and (iii) share-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. Both we and ITT consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred if we had been a standalone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following the Spin-off, we will perform these functions using our own resources or purchased services, certain of which may be provided by ITT under the transition services agreement that is expected to extend for a period of 3 to 24 months in most circumstances.

On a historical basis, ITT used a centralized approach to cash management and financing of its operations, excluding debt where we are the legal obligor. Prior to the Spin-off, the majority of our cash was transferred to ITT daily and ITT funded our operating and investing activities as needed. Cash transfers to and from ITT’s cash management accounts are reflected in “Parent company investment.”

The interim condensed combined financial statements include certain assets and liabilities that have historically been held at the ITT corporate level but are specifically identifiable or otherwise allocable to us. The cash and cash equivalents held by ITT at the corporate level are not specifically identifiable to Xylem and therefore were not allocated to us for any of the periods presented. Cash and cash equivalents in our Condensed Combined Balance Sheets primarily represent cash held locally by entities included in our condensed combined financial statements. Except for debt issued directly by Xylem, ITT third-party debt, and the related interest expense has not been allocated to us for any of the periods presented as we were not the legal obligor of the debt and the ITT borrowings were not directly attributable to our business.

The interim condensed combined financial statements exclude the allocation of liabilities, assets, and costs reported by ITT related to asbestos product liability matters. These matters were not allocated to us for any period presented as ITT will continue as the legal obligor for those liabilities, subject to limited exceptions. ITT is expected to pay any associated settlements, judgments, or legal defense costs, subject to limited exceptions with respect to certain employee claims.

The unaudited interim condensed combined financial statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented have been included. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of

America have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in the Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC on October 5, 2011 (the “Information Statement”), in preparing these unaudited financial statements, with the exception of accounting standard updates described in Note 2 adopted on January 1, 2011. These financial statements should be read in conjunction with the combined financial statements and notes thereto as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010, included in the Registration Statement, filed with the Securities and Exchange Commission on October 5, 2011 as Exhibit 99.1 to our Registration Statement on Form 10.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the interim condensed combined financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory valuation, warranty accrual, goodwill and intangible asset impairment, postretirement benefits, income taxes and the allocation of purchase price to the assets acquired and liabilities assumed in a business combination. Estimates are revised as additional information becomes available. Additionally, our interim condensed combined financial statements may not be indicative of our future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had we operated as an independent, publicly traded company during the periods presented.

Our quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the fourth quarter which ends on December 31st. For ease of presentation, the quarterly financial statements included herein are described as ending on the last day of the calendar quarter.

Certain prior period amounts in the condensed combined financial statements and related notes have been reclassified to conform to the current period presentation.

Pro Forma Earnings Per Share

On October 31, 2011, the Spin-off was completed through a tax-free stock dividend to ITT’s shareholders. ITT shareholders received one share of Xylem common stock for each share of ITT common stock. As a result on October 31, 2011, we had 184,570,429 shares of common stock outstanding and this share amount is being utilized to calculate pro forma earnings per share for all periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions, except per share data)	2011	2010	2011	2010

Net Income	$77	$91	$227	$232
Pro forma shares outstanding	184.6	184.6	184.6	184.6

Pro forma earnings per share	$0.42	$0.49	$1.23	$1.26

No diluted earnings per share is presented in the table above as no common stock of Xylem was traded in a “regular way” basis prior to November 1, 2011 and the conversion of ITT share-based compensation awards to Xylem awards occurred at separation and are only considered outstanding as of October 31, 2011. See Note 16, Subsequent Events for further details.

NOTE 2	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance applicable to the testing of goodwill for potential impairment. Specifically, for reporting units with zero or negative carrying amounts, an entity is required to perform the second step of the goodwill impairment test (a comparison between the carrying amount of a reporting unit’s goodwill to its implied fair value) if it is more likely than not that a goodwill impairment exists, considering any adverse qualitative factors. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. As of the date of our most recent goodwill impairment test, none of our reporting units would have been affected by the application of this guidance as each reporting unit had a carrying amount that exceeded zero.

In April 2010, the FASB issued authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. On January 1, 2011, we adopted the new guidance on a prospective basis. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

In October 2009, the FASB issued amended guidance on the accounting for revenue arrangements that contain multiple elements by eliminating the criteria that objective and reliable evidence of fair value for undelivered products or services needs to exist in order to be able to account separately for deliverables and eliminating the use of the residual method of allocating arrangement consideration. The amendments establish a hierarchy for determining the selling price of a deliverable and will allow for the separation of products and services in more instances than previously permitted.

We adopted the new multiple element guidance effective January 1, 2011 for new arrangements entered into or arrangements materially modified on or after that date on a prospective basis. In connection with the adoption of the revised multiple element arrangement guidance, we revised our revenue recognition accounting policies. For multiple deliverable arrangements entered into or materially modified on or after January 1, 2011, we recognize revenue for a delivered element based on the relative selling price if the deliverable has stand-alone value to the customer and, in arrangements that include a general right of return relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. The selling price for a deliverable is based on vendor-specific objective evidence of selling price (“VSOE”), if available, third-party evidence of selling price (“TPE”), if VSOE is not available, or best estimated selling price (“BESP”), if neither VSOE nor TPE is available.

The deliverables in our arrangements with multiple elements include various products and may include related services, such as installation and start-up services. For multiple element arrangements entered into or materially modified after adoption of the revised multiple element arrangement guidance, we allocate arrangement consideration based on the relative selling prices of the separate units of accounting determined in accordance with the hierarchy described above. For deliverables that are sold separately, we establish VSOE based on the price when the deliverable is sold separately. We establish TPE, generally for services, based on prices similarly situated customers pay for similar services from third party vendors. For those deliverables for which we are unable to establish VSOE or TPE, we estimate the selling price considering various factors including market and pricing trends, geography, product customization, and profit objectives. Revenue allocated to products and services is generally recognized as the products are delivered and the services are performed, provided all other revenue recognition criteria have been satisfied. The adoption of the new multiple element guidance did not result in a material change in either the units of accounting or the pattern or timing of revenue recognition. Additionally, the adoption of the revised multiple element arrangement guidance did not have a material impact on our financial condition, results of operations or cash flows.

Pronouncements Not Yet Adopted

In September 2011, the FASB provided companies with the option to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine the likelihood of goodwill impairment. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a company would be required to perform the two-step impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company could apply the option to any goodwill impairment test performed after December 31, 2011. The amendments are not expected to have any effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance intended to achieve common fair value measurements and related disclosures between U.S. GAAP and international accounting standards. The amendments primarily clarify existing fair value guidance and are not intended to change the application of existing fair value measurement guidance. However, the amendments include certain instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance is effective for the periods beginning after December 15, 2011 and early application is prohibited. We will adopt these amendments on January 1, 2012; however, the requirements are not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3	ACQUISITIONS

On September 1, 2011, we acquired 100% of the outstanding shares of YSI Incorporated (“YSI”) for a purchase price of $309 million, net of cash acquired. YSI, which reported 2010 revenue of $101 million, is a leading developer and manufacturer of sensors, instruments, software, and data collection platforms for environmental water monitoring. YSI employs 390 people at facilities in the United States, Europe and Asia. Our financial statements include YSI’s results of operations and cash flows prospectively from September 1, 2011 within the Water Infrastructure segment; however, the acquisition was not material to results of operations for the three or nine months ended September 30, 2011 and accordingly, pro forma results of operations reflecting YSI’s results prior to acquisition have not been presented.

The purchase price for YSI was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values as of September 1, 2011. The excess of the purchase price over the preliminary assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation is based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to the fair values of certain environmental matters, intangible assets, income taxes, working capital balances, and residual goodwill. A charge in the amount of $3 million is included in selling, general and administrative expense related to acquisition-related costs.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values (in millions):

Purchase Price		$309
Assets acquired and liabilities assumed:
Accounts Receivable	15
Inventory	15
Property, plant and equipment	9
Goodwill	192
Intangible Assets	124
Other current and non-current assets	17
Other current and non-current liabilities	(63)

Net assets acquired		$309

Goodwill of $192 million arising from the acquisition consists largely of the planned expansion of YSI to new geographic markets, synergies and economies of scale is not expected to be deductible for income tax purposes. In addition, of the $124 million that was allocated to intangible assets, $40 million was assigned to customer relationships and will be amortized on a straight line basis over the estimated useful life of 19 years; $35 million was assigned to proprietary technology and will be amortized on a straight line basis over the weighted average useful life of 19 years; and the remaining $49 million of acquired intangible assets was assigned to trademarks, which is not subject to amortization as they were determined to have indefinite useful lives.

During the first six months of 2010, we spent $391 million, net of cash acquired. The substantial majority of the first six months of 2010 aggregate purchase price pertained to the acquisition of Nova Analytics Corporation (“Nova”) on March 23, 2010 for $385 million. Nova provides us with analytical instrumentation brands and technologies and was combined with the Water & Waste Water Division of the Water Infrastructure segment.

Additionally, in the third quarter of 2010, we completed the acquisitions of Godwin Pumps of America, Inc. and Godwin Holdings Limited (collectively referred to as Godwin) for $580 million. Godwin is a supplier and servicer of automatic self-priming and on-demand pumping solutions serving the global industrial, construction, mining, municipal, oil and gas dewatering markets. The Godwin acquisition expands our dewatering market presence in the United States. The results of operations and cash flows from our 2010 acquisitions have been included in our Condensed Combined Financial Statements prospectively from their date of acquisition.

NOTE 4	SEPARATION COSTS

During the three and nine months ended September 30, 2011, we recognized pre-tax expense of $46 million and $67 million, respectively, related to the Spin-off. The components of separation costs incurred during these periods are presented below.

	Three Months	Nine Months
	(in millions)

Non-cash asset impairments (a)	$8	$8
Advisory fees	9	18
IT costs	10	17
Employee Retention	4	8
Other	15	16

Total separation costs in operating income	46	67
Tax-related separation (benefit) costs (b)	(9)	5
Income tax benefit	(12)	(18)

Total separation costs, net of tax	$25	$54

(a)	During the third quarter, we recorded an impairment charge of $8 million on one of our facilities in China within our Applied Water segment. Prior to the separation this was a shared facility among certain Xylem and ITT businesses and in connection with the separation, the removal of certain ITT operations triggered an impairment evaluation. The fair value of the applicable assets was calculated using the cost approach.

(b)	In the third quarter of 2011, we revised our estimate of certain tax-related separation costs to be incurred. This adjustment resulted in a $9 million net credit (income) for tax-related separation costs during the third quarter of 2011.

Our current estimate of the after-tax cash impact of the remaining activities associated with the separation ranges from approximately $30 million to $50 million, primarily attributable to tax, accounting, and other professional advisory fees, and information technology costs

NOTE 5	INCOME TAXES

Effective Tax Rate

Our quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items within periods presented. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and amount of permanent book-to-tax differences.

The income tax provision for the three months ended September 30, 2011 was $5 million or 6.3% of income before taxes, compared to $19 million or 16.7% for the three months ended September 30, 2010. The decrease in the third quarter of 2011 tax provision is primarily due to the effective settlement of an international tax examination and a reduction in tax separation costs offset, in part, by separation costs and a deferred tax adjustment recognized during the three months ended September 30, 2011. The tax provision for the third quarter of 2010 was favorably impacted by a tax benefit resulting from the repatriation of foreign earnings net of foreign tax credits.

For the nine months ended September 30, 2011, we recorded an income tax provision of $72 million at an effective tax rate of 24.0% compared to $45 million at an effective tax rate of 16.2% for the nine months ended September 30, 2010. The 2011 effective tax rate was decreased by the effective settlement of an international tax examination and more than offset by tax separation costs, separation costs, and deferred tax adjustments. The 2010 effective tax rate was favorably impacted by a tax benefit resulting from the repatriation of foreign earnings net of foreign tax credits.

Uncertain Tax Positions

We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of September 30, 2011 and December 31, 2010, we recorded $30 million and $43 million of total unrecognized tax benefits principally all of which would affect the effective tax rate.

As agreed upon as part of the separation, ITT is primarily liable for all income taxes up to a certain amount for all pre- separation period combined or consolidated income tax returns, and, as such, approximately $27 million of our unrecognized tax benefits will be assumed by ITT at the time of the separation. Related interest will be reduced accordingly.

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Combined Condensed Income Statement. We had $4 million of interest accrued for tax matters as of September 30, 2011 and $5 million as of December 31, 2010.

NOTE 6	INVENTORIES, NET

	September 30,	December 31,
	2011	2010
	(in millions)

Finished Goods	$177	$166
Work in process	37	32
Raw materials	223	191

Inventories, net	$437	$389

NOTE 7	PLANT, PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2011	2010
	(in millions)

Land and improvements	$21	$20
Buildings and improvements	205	200
Machinery and equipment	585	567
Equipment held for lease or rental	149	129
Furniture, fixtures and office equipment	80	81
Construction work in progress	48	51
Other	20	15

Plant, property and equipment, gross	1,108	1,063
Less — accumulated depreciation	(666)	(609)

Plant, property and equipment, net	$442	$454

Depreciation expense of $25 million and $72 million was recognized in the three and nine months periods ended September 30, 2011, respectively and $20 million and $48 million for the three and nine month periods ended September 30, 2010, respectively.

NOTE 8	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2011 by business segment are as follows (in millions):

	Water
	Infrastructure	Applied Water	Total

Goodwill — 12/31/2010	$873	$564	$1,437
Goodwill acquired	192	—	192
Foreign currency and other	5	(1)	4

Goodwill — 9/30/2011	$1,070	$563	$1,633

In connection with the YSI acquisition, the excess of the preliminary purchase price over the fair value of net assets acquired was $192 million (which is not expected to be deductible for income tax purposes). The goodwill arising from the acquisition consists largely of the planned expansion of the YSI footprint to new geographic markets, synergies and economies of scale.

Based on the results of our annual impairment tests, we determined that no impairment of goodwill existed as of our measurement date in 2010. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth fiscal quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

Other Intangible Assets

Information regarding our other intangible assets is as follows (in millions):

	September 30, 2011
	Gross	Gross		December 31, 2010
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles	Amount	Amortization	Intangibles

Customer and distributor relationships	$312	$(45)	$267	$270	$(29)	$241
Proprietary technology	102	(21)	81	68	(18)	50
Trademarks	33	(11)	22	33	(9)	24
Patents and other	21	(15)	6	21	(13)	8
Indefinite-lived intangibles	143	—	143	93	—	93

Other intangibles	$611	$(92)	$519	$485	$(69)	$416

In connection with the YSI acquisition, $124 million was allocated to intangible assets, of which $40 million was assigned to customer relationships and will be amortized on a straight line basis over the estimated useful life of 19 years; $35 million was assigned to proprietary technology and will be amortized on a straight line basis over the weighted average useful life of 19 years; and

the remaining $49 million of acquired intangible assets was assigned to trademarks which were determined to have indefinite useful lives and therefore are not subject to amortization.

Based on the results of our annual impairment tests, we determined that no impairment of the indefinite-lived intangibles existed as of our measurement date in 2010. However, future impairment tests could result in a charge to earnings. We will continue to evaluate the indefinite-lived intangible assets on an annual basis as of the beginning of our fourth fiscal quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

Amortization expense related to finite-lived intangible assets for the nine months ended September 30, 2011 and 2010 was $23 million and $14 million, respectively. Estimated amortization expense for the remaining three months of 2011 and each of the five succeeding years is as follows (in millions):

Remaining 2011	$9
2012	33
2013	33
2014	31
2015	31
2016	29

NOTE 9 ACCRUED AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
	2011	2010
	(in millions)

Compensation and other employee-benefits	$182	$175
Customer-related liabilities	42	37
Accrued warranty costs	35	38
Accrued taxes	47	21
Deferred income tax liability	13	12
Other	62	57

Total accrued and other liabilities	$381	$340

We have adjusted certain balances in the above table as of December 31, 2010 by immaterial amounts to reflect them within the appropriate categories.

NOTE 10 CREDIT FACILITIES AND LONG-TERM DEBT

	September 30,	December 31,
	2011	2010
	(in millions)

Short-term borrowings and current maturities of long-term debt	$5	$—

Senior Notes due 2016, 3.55% (a)	600	—
Senior Notes due 2021, 4.875% (a)	600	—
Other	4	4
Unamortized discount (b)	(2)	—

Long-term debt	1,202	4

Total Debt	$1,207	$4

(a)	The fair value of our Senior Notes was primarily determined using prices for the identical security obtained from an external pricing service, which is considered a Level 2 input. As of September 30, 2011, the fair value of our Senior Notes due 2016 was $611 million and the fair value of our Senior Notes due 2021 was $604 million.

(b)	At September 30, 2011, the unamortized discount is recognized as a reduction in the carrying value of the Senior Notes in the Condensed Combined Balance Sheets and is being amortized to interest expense in our Condensed Combined Income Statements over the expected remaining terms of the Senior Notes.

Senior Notes

On September 20, 2011, we issued 3.55% Senior Notes of $600 million aggregate principal amount due September 2016 and 4.875% Senior Notes of $600 million aggregate principal amount due October 2021 (together, the “Senior Notes”). The issuance resulted in gross proceeds of $1.2 billion, offset by $9 million in debt issuance costs which were capitalized and are included within other assets. The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and lease-back transactions as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods), including but not limited to, (i) failure to pay interest for 30 days, (ii) failure to pay principal when due, (iii) failure to perform any other covenant for 90 days after receipt of notice from the trustee or from holders of 25% of the outstanding principal amount and (iv) certain events of bankruptcy, insolvency or reorganization. We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. As of September 30, 2011, we were in compliance with all covenants. If a change of control triggering event occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.

Interest on the Senior Notes accrues from September 20, 2011. Interest on the 2016 Notes is payable on March 20 and September 20 of each year, commencing on March 20, 2012. Interest on the 2021 Notes is payable on April 1 and October 1 of each year, commencing on April 1, 2012.

The net proceeds received from the offering of the Senior Notes was used to pay a special cash dividend to ITT, to repay indebtedness incurred to fund the Company’s acquisition of YSI and for general corporate purposes.

On September 20, 2011, ITT and Xylem entered into a registration rights agreement with respect to the Senior Notes (“the Xylem Registration Rights Agreement”). ITT and Xylem agreed to (i) file a registration statement on an appropriate registration form with respect to a registered offer to exchange the Senior Notes for new notes, with terms substantially identical in all material respects and (ii) cause the registration statement to be declared effective under the Securities Act.

If the exchange offer is not completed within 365 days after the issue date, we will use our reasonable best efforts to file and to have declared effective a shelf registration statement relating to the resale of the Senior Notes.

If we fail to satisfy this obligation (a registration default) under the Xylem Registration Rights Agreement, the annual interest rate on the Senior Notes will increase by 0.25% and increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.00% per year. If the registration default is corrected, the applicable interest rate will revert to the original level.

In the event that we must pay additional interest, it will pay to the holders of the Senior Notes in cash on the same dates that it makes other interest payments on the Senior Notes until the registration default is corrected.

Four Year Competitive Advance and Revolving Credit Facility

Effective October 31, 2011, Xylem and its subsidiaries entered into a Four Year Competitive Advance and Revolving Credit Facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as agent, and a syndicate of lenders. Refer to Note 16, Subsequent Events for further details.

NOTE 11 POSTRETIREMENT BENEFIT PLANS

The following table provides the components of net periodic benefit cost for pension plans, disaggregated by U.S. and international plans, and other employee-related benefit plans for the three and nine months ended September 30, 2011 and 2010.

Three Months Ended September 30
(in millions)	2011					2010
			Total	Other				Total	Other
	U.S.	Int’l	Pension	Benefits	Total	U.S.	Int’l	Pension	Benefits	Total

Net periodic benefit cost
Service cost	$—	$1	$1	$—	$1	$—	$1	$1	$—	$1
Interest cost	1	2	3	—	3	1	2	3	—	3
Expected return on plan assets	(1)	(1)	(2)	—	(2)	(1)	—	(1)	—	(1)
Amortization of prior service cost	1	—	1	—	1	—	—	—	—	—
Amortization of net actuarial loss	—	—	—	—	—	—	—	—	—	—

Net periodic benefit cost	$1	$2	$3	$—	$3	$—	$3	$3	$—	$3

Nine Months Ended September 30
(in millions)	2011					2010
			Total	Other				Total	Other
	U.S.	Int’l	Pension	Benefits	Total	U.S.	Int’l	Pension	Benefits	Total

Net periodic benefit cost
Service cost	$1	$3	$4	$—	$4	$1	$2	$3	$—	$3
Interest cost	3	6	9	—	9	3	5	8	—	8
Expected return on plan assets	(3)	(1)	(4)	—	(4)	(3)	—	(3)	—	(3)
Amortization of prior service cost	1	—	1	—	1	—	—	—	—	—
Amortization of net actuarial loss	—	—	—	—	—	—	1	1	—	1

Net periodic benefit cost	$2	$8	$10	$—	$10	$1	$8	$9	$—	$9

We contributed approximately $6 million and $1 million to our various plans during the nine months ended September 30, 2011 and 2010, respectively. Additional contributions ranging between $6 million and $8 million are expected during the remainder of 2011.

Certain company employees participate in defined benefit pension and other postretirement benefit plans sponsored by ITT, which include participants of other ITT subsidiaries. We recorded approximately $19 million and $15 million of expense related to such plans during the nine months ended September 30, 2011 and 2010, respectively.

NOTE 12	SHARE-BASED PAYMENTS

ITT maintained several share-based and long term incentive plans for the benefit of certain officers, directors, and employees, including Xylem employees. Share-based awards issued to employees include non-qualified stock options, restricted stock awards and a target cash award. Nonqualified stock options (“NQO”) and equity-settled restricted stock awards are accounted for as equity-based compensation. The target cash award and certain restricted stock awards are cash settled and accounted for as liability-based compensation. These compensation costs are recognized primarily within selling, general and administrative expenses.

As of September 30, 2011, there were approximately 0.6 million NQO and 0.2 million restricted stock shares outstanding related to Xylem specific employees. Total share-based compensation and long-term incentive plan costs recognized was $7 million and $5 million for the nine months ended September 30 2011, and 2010, respectively. A significant component of these charges relates to costs allocated to Xylem for ITT employees as well as other ITT employees not solely dedicated to Xylem. These awards and related amounts are not necessarily indicative of awards and amounts that would have been granted if we were an independent, publicly traded company for the periods presented. Refer to Note 16, Subsequent Events for further details. The following table provides further detail related to share-based compensation expense.

Three Months Ended September 30,
(in millions)	2011			2010
		Other			Other
		Employee			Employee
	Employees	Allocations	2011 Total	Employees	Allocations	2010 Total

Equity-based awards	$1	$1	$2	$1	$1	$2
Liability-based awards	—	(1)	(1)	—	(2)	(2)

Total compensation cost	$1	$—	$1	$1	$(1)	$—

Nine Months Ended September 30,
(in millions)	2011			2010
		Other			Other
		Employee			Employee
	Employees	Allocations	2011 Total	Employees	Allocations	2010 Total

Equity-based awards	$3	$4	$7	$3	$4	$7
Liability-based awards	—	—	—	—	(2)	(2)

Total compensation cost	$3	$4	$7	$3	$2	$5

NOTE 13	RELATED PARTY TRANSACTIONS

The interim condensed combined financial statements have been prepared on a standalone basis and are derived from the consolidated financial statements and accounting records of ITT.

During the nine months ended September 30, 2011 and 2010, we sold inventory to other ITT businesses in the aggregate amount of $9 million and $6 million, respectively which is included in revenue in our Condensed Combined Income Statement.

We also purchase inventories from other ITT businesses. During each of the nine months ended September 30, 2011 and 2010, we recognized cost of revenue from the inventory purchased from ITT of $8 million. The aggregate inventory on hand of purchases from other ITT businesses as of September 30, 2011 and December 31, 2010 was not significant.

Allocation of General Corporate Expenses

The condensed combined financial statements include expense allocations for certain functions provided by ITT as well as other ITT employees not solely dedicated to Xylem, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, and share-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measure. We were allocated $43 million and $107 million of general corporate expenses incurred by ITT which is included within selling, general and administrative expenses in the Condensed Combined Income Statements for the three and nine months period ended September 30, 2011, respectively, and $28 million and $80 million for the comparable periods in 2010.

The expense allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred if we had been a standalone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

Parent Company Equity

On a historical basis, ITT used a centralized approach to cash management and financing of its operations, excluding debt directly incurred by any of its businesses, such as debt assumed in an acquisition. The majority of our domestic cash is transferred to ITT daily and ITT funds our operating and investing activities as needed. The condensed combined financial statements also include the push down of certain assets and liabilities that have historically been held at the ITT corporate level but which are specifically identifiable or otherwise allocable to us. The cash and cash equivalents held by ITT at the corporate level were not allocated to us for any of the periods presented. Cash and equivalents in our combined balance sheets primarily represent cash held locally by entities included in our combined financial statements. Transfers of cash to and from ITT’s cash management system are reflected as a component of Parent company investment on the combined balance sheets.

All significant intercompany transactions between us and ITT have been included in these condensed combined financial statements and are considered to be effectively settled for cash in the combined financial statements at the time the transaction is recorded when the underlying transaction is to be settled in cash by ITT. The total net effect of the settlement of these intercompany transactions is reflected in the combined statements of cash flow as a financing activity and in the combined balance sheets as parent company investment.

NOTE 14	SEGMENT INFORMATION

Our business is organized into two segments: Water Infrastructure and Applied Water. The Water Infrastructure segment focuses on the transportation, treatment and testing of water, offering a range of products including water and wastewater pumps, treatment and testing equipment, and controls and systems. The Applied Water segment encompasses all the uses of water and focuses on the residential, commercial, industrial and agricultural markets. Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as the Spin-off and environmental matters that are managed at a corporate level and are not included in the business segments in evaluating performance or allocating resources.

Three Months Ended September 30
(in millions)	Revenue		Operating Income		Operating Margin
	2011	2010	2011	2010	2011	2010

Water Infrastructure	$584	$488	$87	$73	14.9%	14.9%
Applied Water	368	331	37	$40	10.0%	12.0%
Eliminations	(13)	(13)	—	—	—	—
Corporate and Other	—	—	(45)	(6)	—	—

Total	$939	$806	$79	$107	8.4%	13.3%

Nine Months Ended September 30
(in millions)	Revenue		Operating Income		Operating Margin
	2011	2010	2011	2010	2011	2010

Water Infrastructure	$1,737	$1,308	$245	$175	14.1%	13.4%
Applied Water	1,108	1,000	133	132	12.0%	13.2%
Eliminations	(45)	(41)	—	—	—	—
Corporate and Other	—	—	(82)	(30)	—	—

Total	$2,800	$2,267	$296	$277	10.6%	12.2%

			Depreciation and
	Capital Expenditures		Amortization
	2011	2010	2011	2010

Water Infrastructure	$60	$25	$80	$43
Applied Water	16	17	23	24
Corporate and Other	3	2	1	—

Total	$79	$44	$104	$67

	Total Assets
	Sept 30,	Dec 31,
	2011	2010

Water Infrastructure	$2,774	$2,377
Applied Water	1,274	1,209
Corporate and Other	103	149

Total	$4,151	$3,735

NOTE 15	CONTINGENCIES AND OTHER LEGAL MATTERS

General

From time to time we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings seek remedies relating to environmental matters, product liability, personal injury claims, employment and pension matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to defend vigorously against all claims.

While no claims have been asserted against Xylem alleging injury caused by our products resulting from asbestos exposure, it is possible that claims could be filed in the future. Should asbestos product liability claims be asserted against Xylem in the future, we believe there are numerous legal defenses available and would defend ourselves vigorously against such a claim. As part of the separation, ITT will indemnify Xylem for asbestos product liability matters, subject to limited exceptions with respect to certain employee claims, including settlements, judgments, and legal defense costs associated with all pending and future claims that may arise from past revenue of ITT’s legacy products. We believe ITT remains a substantive entity with sufficient financial resources to honor its obligations to us.

Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our cash flow, results of operations, or financial condition.

Indemnifications

As part of the Spin-off, ITT, Exelis and Xylem will indemnify each of the other parties with respect to such parties’ assumed or retained liabilities under the Distribution Agreement and breaches of the Distribution Agreement or related spin agreements. ITT’s indemnification obligations include asserted and unasserted asbestos and silica liability claims that relate to the presence or alleged presence of asbestos or silica in products manufactured, repaired or sold prior to the Distribution Date, subject to limited exceptions with respect to certain employee claims, or in the structure or material of any building or facility, subject to exceptions with respect to employee claims relating to Xylem buildings or facilities. The indemnifications are absolute in accordance with their terms and indefinite. The indemnification associated with pending and future asbestos claims does not expire. Xylem has not recorded a liability for matters for which we will be indemnified by ITT or Exelis through the Distribution Agreement and we are not aware of any claims or other circumstances that would give rise to material payments from us under such indemnifications.

Environmental

In the ordinary course of business, we are subject to federal, state, local, and foreign environmental laws and regulations. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of sites in various countries. These sites are in various stages of investigation and/or remediation and in many of these proceedings our liability is considered de minimis. We have received notification from the U.S. Environmental Protection Agency, and from similar state and foreign environmental agencies, that a number of sites formerly or currently owned and/or operated by Xylem and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under federal and state environmental laws and regulations.

Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $10 million and $8 million as of September 30, 2011 and December 2010, respectively, for environmental matters.

It is difficult to estimate the final costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. In our opinion, the total amount accrued is reasonable based on existing facts and circumstances.

As of September 30, 2011, our estimate of reasonably possible losses in excess of amounts accrued for environmental and legal matters was approximately $23 million.

Warranties

We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. The table below provides the changes in our product warranty accrual:

	Nine Months Ended
	September 30,
	2011	2010
	(in millions)

Warranty accrual — 1/1	$38	$34
Net changes for product warranties in the period	21	26
Settlement of warranty claims	(25)	(19)
Other	1	2

Warranty accrual — 9/30	$35	$43

NOTE 16	SUBSEQUENT EVENTS

Consummation of the Spin-Off and Issuance of Stock of Xylem Inc.

On October 31, 2011, ITT completed the spin-off of Xylem Inc. through a tax-free stock dividend to ITT’s shareholders. ITT shareholders received one share of our common stock for each share of ITT common stock of record as of October 17, 2011, the record date. As a result of the Spin-off, we issued 184,570,429 shares of our common stock, par value $0.01.

Upon consummation of the Spin-off, Xylem converted awards held by ITT employees that joined Xylem with the number and exercise price systematically determined to preserve the intrinsic value of the previously held securities of ITT. As such, Xylem converted approximately 1,150,000 stock options and 500,000 restricted stock units of ITT securities to approximately 2,045,000 stock options and 885,000 restricted stock units of Xylem securities, respectively.

In addition, Xylem converted approximately 1.3 million stock options and 65,000 restricted stock units held by ITT Board members to an equivalent number of Xylem securities.

Impact of Assets and Liabilities Contributed by ITT Corporation

As of October 31, 2011, the Distribution Date, ITT transferred to Xylem Inc. certain assets and liabilities with a total net liability of approximately $29 million, primarily consisting of certain defined benefit pension and other postretirement benefit plans offset by adjustments to deferred income taxes. As the newly designated plan sponsor, we assumed all assets and liabilities associated with such plans. The net liabilities associated with such plans assumed were approximately $85 million, excluding net deferred tax assets of approximately $22 million.

The final parent net investment is subject to customary closing adjustments based upon the Distribution Agreement through October 31, 2011. We currently estimate that ITT’s final parent net investment will be approximately $1.7 billion.

Also in connection with the Spin-off, the Board of Directors agreed to award options and restricted stock grants pursuant to the Xylem Inc. 2011 Omnibus Incentive Plan of approximately 1.3 million options and 425,000 restricted stock to certain employees and directors of the Company.

Agreements with ITT and Exelis Related to the Separation

On October 25, 2011, ITT, Exelis, and Xylem executed the various agreements that will govern the ongoing relationships between the three companies after the distribution and provide for the allocation of employee benefits, income taxes, and certain other liabilities and obligations attributable to periods prior to the Distribution. The executed agreements include the Distribution Agreement, Benefits and Compensation Matters Agreement, Tax Matters Agreement, and Master Transition Services Agreement and a number of on-going commercial relationships. The Distribution Agreement also provides for certain indemnifications and cross-indemnifications among ITT, Exelis, and Xylem. The indemnifications address a variety of subjects, including asserted and unasserted product liability matters (e.g., asbestos claims, product warranties), which relate to products sold prior to the Distribution Date. The indemnifications are absolute in accordance with their terms and indefinite. The indemnification associated with pending and future asbestos claims does not expire. Effective upon the Distribution, certain intercompany work orders and/or informal intercompany commercial arrangements are being converted into third-party contracts based on standard business terms and conditions.

Four Year Competitive Advance and Revolving Credit Facility

Effective October 31, 2011, Xylem and its subsidiaries entered into a Four Year Competitive Advance and Revolving Credit Facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as agent, and a syndicate of lenders. The credit facility provides for an aggregate principal amount of up to $600 million of (i) a competitive advance borrowing option which will be provided on an uncommitted competitive advance basis through an auction mechanism (the “competitive loans”), (ii) revolving extensions of credit (the “revolving loans”) outstanding at any time and (iii) the issuance of letters of credits in a face amount not in excess of $100 million outstanding at any time.

At our election, the interest rate per annum applicable to the competitive advances will be based on either (i) a Eurodollar rate determined by reference to LIBOR, plus an applicable margin offered by the lender making such loans and accepted by us or (ii) a fixed percentage rate per annum specified by the lender making such loans. At our election, interest rate per annum applicable to the revolving loans will be based on either (i) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin or (ii) a fluctuating rate of interest determined by reference to the greatest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus half of 1% or (c) the Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, in each case, plus an applicable margin.

In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to EBITDA) throughout the term. The Credit Facility also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

Board Declares Fourth Quarter Dividend

On November 2, 2011, the Board of Directors of Xylem declared a fourth quarter dividend of $0.1012 per share to shareholders of record on November 16, 2011. The cash dividend will be payable December 31, 2011.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements made pursuant to the safe harbor within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, our significant leverage; economic and market conditions (including access to credit and financial markets); the performance of the aftermarket and original equipment service markets; changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in the product mix and distribution channel mix; the ability of our customers to achieve their projected revenue; competitive product and pricing pressures; increases in production or material costs that cannot be recouped in product pricing; successful integration of acquired businesses; our ability to achieve cost savings from our restructuring initiatives; product liability and environmental matters; as well as other risks and uncertainties. For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Registration Statement on Form 10 and with other filings we make with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, historical information should not be considered as an indicator of future performance.

The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this Report. Except as otherwise indicated or unless the context otherwise requires, “Xylem,” “we,” “us,” “our” and “the Company” refer to Xylem Inc. and its subsidiaries. References to the condensed combined financial statements to “ITT” or “parent” refers to ITT Corporation and its consolidated subsidiaries (other than Xylem Inc.).

Separation from ITT Corporation

On October 31, 2011, ITT Corporation (“ITT”) completed the previously announced spin-off (the “Spin-off”) of Xylem, formerly ITT’s water equipment and services businesses. Effective as of 12:01 a.m., Eastern time on October 31, 2011 (the “Distribution Date”), the common stock of Xylem was distributed, on a pro rata basis, to ITT’s shareholders of record as of the close of business on October 17, 2011 (the “Record Date”). On the Distribution Date, each of the shareholders of ITT received one share of Xylem common stock for every one share of common stock of ITT held on the Record Date. The Spin-off was completed pursuant to the Distribution Agreement, dated as of October 25, 2011, among ITT, Exelis Inc. and Xylem. After the Distribution Date, ITT does not beneficially own any shares of Xylem common stock and, following such date, financial results of Xylem will not be consolidated in ITT’s financial reporting. Xylem’s Registration Statement on Form 10 filed with U.S. Securities and Exchange Commission was declared effective on October 6, 2011. Xylem’s common stock began “regular-way” trading on the New York Stock Exchange on November 1, 2011 under the symbol “XYL”.

Business Overview

Our Company is a world leader in the design, manufacturing, and application of highly engineered technologies for the water industry. We are a leading equipment and service provider for water and wastewater applications with a broad portfolio of products and services addressing the full cycle of water, from collection, distribution and use to the return of water to the environment, and we have leading market positions among equipment and service providers in the core application areas of the water equipment industry: transport, treatment, test, building services, industrial processing and irrigation. Our Company’s brands, such as Bell & Gossett and Flygt, are well known throughout the industry and have served the water market for many years. Over the years, we have leveraged our heritage strength in wastewater pumping technologies to expand into wastewater treatment, and later into clean water treatment and water quality analysis. We believe we are strongly positioned to use our deep applications expertise and offer our customers a full spectrum of service offerings in the transportation, treatment and testing of water.

We operate in two segments, Water Infrastructure and Applied Water. The Water Infrastructure segment focuses on the transportation, treatment and testing of water, offering a range of products including water and wastewater pumps, treatment and testing equipment, and controls and systems. Key brands in this segment include Flygt, Wedeco, Godwin Pumps, WTW, Sanitaire, AADI and Leopold. The Applied Water segment encompasses all the uses of water and focuses on the residential, commercial, industrial and agricultural markets. The segment’s major products include pumps, valves, heat exchangers, controls and dispensing equipment. Key brands in this segment include Goulds Water Technology, Bell & Gossett, AC Fire, Standard, Flojet, Lowara, Jabsco and Flowtronex. In both our segments, we benefit from a large and growing installed base of products driving growth in aftermarket revenue for replacement parts and services.

We serve a global customer base across diverse end markets while offering localized expertise. We sell our products in more than 150 countries through a balanced distribution network consisting of our direct sales force and independent channel partners.

Executive Summary

Xylem reported revenue for the third quarter 2011 of $939 million, an increase of 16.5% compared to $806 million during the comparable quarter in 2010, primarily due to strong dewatering performance in our Water Infrastructure segment and strength in light industrial, agricultural and residential markets in our Applied Water segment. Operating income for the third quarter of 2011, excluding costs of $46 million incurred in connection with the Spin-off, was $125 million, reflecting an increase of $18 million or 16.8% compared to $107 million in the third quarter of 2010.

Additional highlights for the third quarter of 2011 include the following:

•	Order growth of 19.3% over the prior year; organic orders were up 9.0%

•	Revenue increase of 16.5% from 2010; organic revenue was up 6.5%

•	Completion of the YSI Incorporated (“YSI”) acquisition, which contributed approximately $10 million of revenue to the Water Infrastructure segment results.

•	Adjusted net income of $102 million, an increase of $11 million from 2010

•	Free cash flow generation of $235 million, up $53 million from 2010

Known Trends and Uncertainties

There has been no material change in the information concerning known trends and uncertainties in our Information Statement.

Key Performance Indicators and Non-GAAP Measures

Management reviews key performance indicators including revenue, segment operating income and margins, earnings per share, orders growth, and backlog, among others. In addition, we consider certain measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions, share repurchases and debt repayment. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered a substitute for revenue, operating income, income from continuing operations, income from continuing operations per diluted share or net cash from continuing operations as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•	“organic revenue” and “organic orders” defined as revenue and orders, respectively, excluding the impact of foreign currency fluctuations, intercompany transactions and contributions from acquisitions and divestitures. Divestitures include revenue of insignificant portions of our business that did not meet the criteria for classification as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations assumes no change in exchange rates from the prior period.

•	“adjusted net income” defined as net income, adjusted to exclude items that may include, but are not limited to, significant charges or credits that impact current results but are not related to our ongoing operations, unusual and infrequent non-operating items and non-operating tax settlements or adjustments. A reconciliation of adjusted net income is provided below.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions, except per share data)
	2011	2010	2011	2010
Net income	$77	$91	$227	$232
Separation costs, net of tax	25	—	54	—

Adjusted net income	$102	$91	$281	$232

Pro forma adjusted net income per share (a)	$0.55	$0.49	$1.52	$1.26

(a)	As a result on October 31, 2011, we had 184,570,429 shares of common stock outstanding and this share amount is being utilized to calculate pro forma earnings per share for all periods presented.

•	“operating expenses excluding separation costs” defined as operating expenses, adjusted to exclude costs incurred in connection with the separation.

•	“adjusted segment operating income” defined as segment operating income, adjusted to exclude costs incurred in connection with the separation and “adjusted segment operating margin” defined as adjusted segment operating income divided by total segment revenue.

•	“free cash flow” defined as net cash provided by operating activities less capital expenditures and other significant items that impact current results which management believes are not related to our ongoing operations and performance. Our definition of free cash flow does not consider certain non-discretionary cash payments, such as debt. The following table provides a reconciliation of free cash flow for the nine months ended September 30, 2011 and 2010.

(in millions)	2011		2010
Net cash provided by operating activities	$252		$226
Capital expenditures	(72	) (a)	(44)
Separation cash payments	55	(b)	—

Free cash flow	$235		$182

(a)	Represents capital expenditures as reported in the Statement of Cash Flows, less capital expenditures associated with the separation of $7 million for the nine months ended September 30, 2011.

(b)	Separation costs allocated by ITT have been treated as though they were settled in cash.

Results of Operations:

	Three Months Ended				Nine Months Ended
(in millions)	September 30,				September 30,
	2011	2010	Change		2011	2010	Change

Revenue	$939	$806	16.5%		$2,800	$2,267	23.5%
Gross profit	365	309	18.1%		1,081	855	26.4%
Gross margin	38.9%	38.3%	60bp		38.6%	37.7%	90bp
Operating expenses excluding separation costs	240	202	18.8%		718	578	24.2%
Expense to revenue ratio	25.6%	25.1%	50bp		25.6%	25.5%	10bp
Separation costs	46	—	—		67	—	—
Total operating expenses	286	202	41.6%		785	578	35.8%
Operating income	79	107	(26.2)%		296	277	6.9%
Operating margin	8.4%	13.3%	(490	)bp	10.6%	12.2%	(160)bp
Interest and other non-operating expense, net	3	3	0.0%		3	—	—
Income tax expense	5	19	(73.7)%		72	45	60.0%
Tax rate	6.3%	16.7%	(1040	)bp	24.0%	16.2%	780bp
Net income	$77	$91	(15.4)%		$227	$232	(2.2)%

Revenue

Revenue generated during the three and nine months ended September 30, 2011 was $939 million and $2,800 million respectively, reflecting an increase of $133 million or 16.5% and $533 million or 23.5%, respectively, as compared to the same prior year periods.

The following table illustrates the impact from organic revenue growth, recent acquisitions, and fluctuations in foreign currency, in relation to revenue during the three and nine months ended September 30, 2011.

	Three Months		Nine Months
	Ended September 30		Ended September 30
	$ Change	% Change	$ Change	% Change

2010 Revenue	$806		$2,267
Organic revenue growth	52	6.5%	179	7.9%
Acquisitions/(Divestitures)	42	5.2%	237	10.4%
Foreign currency translation	39	4.8%	117	5.2%

Total change in revenue	133	16.5%	533	23.5%

2011 Revenue	$939		$2,800

The following table summarizes revenue by segment for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended			Nine Months Ended
(in millions)	September 30,			September 30,
	2011	2010	Change	2011	2010	Change

Water Infrastructure	$584	$488	19.7%	$1,737	$1,308	32.8%
Applied Water	368	331	11.2%	1,108	1,000	10.8%
Eliminations	(13)	(13)		(45)	(41)

Total	$939	$806	16.5%	$2,800	$2,267	23.5%

Water Infrastructure

Water Infrastructure’s revenue increased $96 million, or 19.7% for the third quarter of 2011 and $429 million, or 32.8% for the nine months ended September 30, 2011 compared to the respective 2010 periods due to benefits from acquisitions, organic growth and impact of foreign currency translation adjustments.

Incremental revenue from acquisitions, including Godwin and Nova in 2010 and YSI in September 2011, contributed, in the aggregate, $42 million and $237 million for the three and nine months ended September 30, 2011, respectively, as compared to the same respective periods in 2010. Godwin was particularly strong driven by increasing dewatering demands from natural gas extraction projects and new international business development.

Organic revenue growth of $25 million or 5.1% during the third quarter was driven by increased dewatering equipment volume from natural gas extraction projects and flood support within the United States, and the mining industry in Australia. The quarter-to-date results also reflect increased sales volume in Northern Europe and strong performance in Latin America from treatment and transport sales into the public utility markets, partially offset by decreased volume in Southern Europe which continues to present challenging conditions.

Organic revenue growth of $101 million or 7.7% for the nine month period was primarily attributable to increased volume of dewatering equipment utilized in the Australian mining industry, and includes benefits from a large Middle Eastern wastewater treatment project and an

Australian municipal treatment project. Additionally, stabilizing financial conditions in various regions, including Northern Europe and emerging markets, drove public utility investment in new projects and the general maintenance of existing infrastructure.

Foreign exchange translation was favorable by $30 million and $92 million for the three and nine months ended September 30, 2011, as compared to the same prior year period, respectively.

Applied Water

Applied Water’s revenue increased $37 million, or 11.2% for the third quarter of 2011 and $108 million or 10.8% for the nine months ended September 30, 2011 compared to the respective 2010 periods, driven by organic revenue growth of $28 million or 8.5% for the third quarter of 2011 and $79 million or 7.9% during the first nine months of 2011. Organic growth over these periods was primarily due to increased volume in light industrial, and residential and commercial building service markets as a result of new products such as e-SV, a high efficiency vertical multi-stage pump, and increased volume in the agricultural irrigation markets in the United States as a result of favorable weather conditions. In addition, the growth was positively impacted by an increase in volumes of actuation valves and increased distribution of beverage processing equipment which offset the decline in our marine market due to fully stocked distribution channels and the negative impact of weather on the boating season. Pricing initiatives executed throughout the period also contributed to the revenue growth.

Foreign exchange translation was favorable by $10 million and $29 million for the three and nine months ended September 30, 2011, respectively, as compared to the same prior year periods.

Orders / Backlog

Orders received during the third quarter of 2011 increased by $156 million, or 19.3% to $966 million, including benefits of $41 million from acquisitions and $42 million from foreign currency translation adjustments. Orders received during the nine months of 2011 increased by $541 million, or 22.5% to $2,942 million, including benefits of $248 million from acquisitions and $125 million from foreign currency translation adjustments. Organic order growth was 9.0% for the quarter and 7.0% for the nine months ended September 30, 2011.

The Water Infrastructure segment generated order growth of $117, or 23.2% to $621 million, including $41 million and $33 million from acquisitions and favorable foreign currency, respectively, as well as significant order performance in both transport and treatment in various geographic markets. Applied Water generated order growth of $36 million or 11.2% to $358 million, including $10 million from favorable foreign currency translation, primarily due to increasing activity in the United States, Asia Pacific, Africa, Middle East and Latin America regions, which more than offset softness in Europe.

Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. Total backlog was $754 million at September 30, 2011 an increase of $33 million or 4.6% compared to $721 million at September 30, 2010. We expect the backlog of $754 million at September 30, 2011 to produce revenue of approximately $500 million in the remainder of 2011.

Gross Margin

Gross margins as a percentage of revenue, increased to 38.9% for the quarter ended and 38.6% for the nine months ended September 30, 2011 compared to 38.3% and 37.7%, respectively, in the comparable periods of 2010. The increase in both periods is attributable to higher revenue including incremental revenue from recent acquisitions, benefits from productivity, and price realization initiatives offset, in part, by rising commodity costs, and higher labor and overhead costs due to increased spending related to additional volume.

Operating Expenses excluding Separation Costs

	Three Months Ended			Nine Months Ended
(in millions)	September 30,			September 30,
	2011	2010	Change	2011	2010	Change

Selling, General and Administrative (SG&A)	$215	$183	17.5%	$643	$517	24.4%
SG&A as a % of revenue	22.9%	22.7%	20bp	23.0%	22.8%	20bp
Research and Development (R&D)	23	18	27.8%	73	53	37.7%
R&D as a % of revenue	2.4%	2.2%	20bp	2.6%	2.3%	30bp
Restructuring and asset impairment charges, net	2	1	100%	2	8	(75.0)%
Operating expenses excluding separation costs	240	202	18.8%	718	578	24.2%
Expense to revenue ratio	25.6%	25.1%	50bp	25.6%	25.5%	10bp

Selling, General and Administrative Expenses

SG&A increased by $32 million to $215 million or 22.9% of revenue in the third quarter of 2011, as compared to $183 million or 22.7% of revenue in the third quarter of 2010; and increased by $126 million to $643 million or 23.0% of revenue in the nine months ended September 30, 2011, as compared to $517 million or 22.8% of revenue in 2010. The increase in SG&A expenses is principally due to sales volume related increases in selling, marketing and distribution expenses, including the impact of recent acquisitions.

Research and Development Expenses

R&D spending increased $5 million to $23 million or 2.4% of revenue, for the third quarter of 2011 as compared to $18 million or 2.2% of revenue in the third quarter of 2010; and increased by $20 million to $73 million or 2.6% of revenue for the nine months ended September 30, 2011 as compared to $53 million or 2.3% of revenue in 2010. These increases were primarily due to new programs as we continued to invest in new product developments. As a result, we have launched several new products in 2011 with the expectation that our new product pipeline will continue to yield additional new product launches in the fourth quarter and in 2012.

Restructuring and Asset Impairment Charges, net

During the third quarter and nine months ended September 30, 2011, we incurred a $2 million charge related to the impairment of a facility in our Applied Water segment. During the nine months ended September 30, 2010 we recognized restructuring charges totaling $8 million as part of an initiative to improve effectiveness and efficiency of operations. As of September 30, 2011, we consider the majority of our restructuring initiatives to be completed, with a remaining liability of $1 million.

Separation Costs

We had separation costs of $46 million and $67 million during the three and nine months ended September 30, 2011, respectively, primarily attributable to tax, accounting and other professional advisory fees, and information technology costs. The components of separation costs incurred during these periods are presented below.

	Three Months	Nine Months
	(in millions)

Non-cash asset impairments (a)	$8	$8
Advisory fees	9	18
IT costs	10	17
Employee Retention	4	8
Other	15	16

Total separation costs in operating income	46	67
Tax-related separation (benefit) costs	(9)	5
Income tax benefit	(12)	(18)

Total separation costs, net of tax	$25	$54

(a)	During the third quarter, we recorded an impairment charge of $8 million on one of our facilities in China within our Applied Water segment. Prior to the separation this was a shared facility among certain Xylem and ITT businesses and as such, in connection with the separation, the removal of certain ITT operations triggered an impairment evaluation. The fair value of the applicable assets were calculated using the cost approach.

(b)	In the third quarter of 2011, we revised our estimate of certain costs to be incurred related to tax-related separation costs. This adjustment resulted in a $9 million net credit (income) for tax-related separation costs during the third quarter of 2011.

Operating Income

Operating income was $79 million in the third quarter of 2011, a decrease of $28 million as compared to $107 million in the third quarter of 2010; and $296 million in the nine months ended September 30, 2011, an increase of $19 million compared to $277 million in 2010. These results include non-recurring separation costs of $46 million and $67 million for the three and nine months ended September 30, 2011, respectively. The following table illustrates operating income results of our business segments, including operating margin result for the three and nine months ended September 30, 2011.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions)
	2011	2010	Change	2011	2010	Change

Water Infrastructure	$87	$73	19.2%	$245	$175	40.0%
Applied Water	37	40	(7.5)%	133	132	0.8%

Segment operating income	124	113	9.7%	378	307	23.1%
Corporate and Other	(45)	(6)		(82)	(30)

Total operating Income	$79	$107	(26.2)%	$296	$277	6.9%

The table included below provides a reconciliation from segment operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions)
	2011	2010	Change	2011	2010	Change

Water Infrastructure
Operating Income	$ 87	$73	19.2%	$ 245	$175	40.0%
Separation costs	8	—		10	—

Adjusted operating Income	$ 95	$73	30.1%	$ 255	$175	45.7%
Adjusted operating margin	16.3%	14.9%	140bp	14.7%	13.4%	130bp
Applied Water
Operating Income	$ 37	$40	(7.5)%	$ 133	$132	0.8%
Separation costs	9	—		9	—

Adjusted operating Income	$ 46	$40	15.0%	$ 142	$132	7.6%
Adjusted operating margin	12.5%	12.0%	50bp	12.8%	13.2%	(40)bp

Water Infrastructure

Operating income for our Water Infrastructure segment increased $14 million or 19.2% ($22 million or 30.1% excluding separation costs) for the quarter ended September 30, 2011 compared with the prior year quarter. The increase was due to higher sales volumes, as well as productivity gains and material costs savings initiatives.

Operating income for our Water Infrastructure segment increased $70 million or 40.0% ($80 million or 45.7% excluding separation costs) for the nine months ended September 30, 2011 compared with the prior year period. This increase is led by incremental operating income of $42 million from acquisitions over the same period. Also contributing to the increase were higher sales volumes, lower restructuring expense and benefits from productivity and material costs savings initiatives, partially offset by higher labor and overhead costs, material inflation and unfavorable mix.

Applied Water

Operating income for our Applied Water segment decreased $3 million or 7.5% (increased $6 million or 15.0% excluding separation costs) for the quarter ended September 30, 2011 compared with the prior year quarter. This decrease was due to separation costs, a facility impairment charge, rising commodity costs and unfavorable customer and product mix, partially offset by higher sales volumes, incremental price realization and favorable foreign currency impacts.

Operating income for our Applied Water segment increased $1 million or 0.8% ($10 million or 7.6% excluding separation costs) for the nine months ended September 30, 2011 compared to the prior year period as higher sales volume and price realization was largely offset by increased spending on research and development and the unfavorable impacts of inflation, and customer and product mix.

Interest Expense

Interest expense was $1 million for the three and nine months ended September 30, 2011, reflecting interest related to the issuance of $1.2 billion aggregate principal amount of Senior Notes in September. Refer to Note 10, Credit Facilities and Long-Term Debt for further details.

Income Tax Expense

The income tax provision for the three months ended September 30, 2011 was $5 million or 6.3% of income before taxes, compared to $19 million or 16.7% for the three months ended September 30, 2010. The decrease in the third quarter of 2011 tax provision is primarily due to the effective settlement of an international tax examination and a reduction in tax separation costs offset, in part, by separation costs and a deferred tax adjustment recognized during the three months ended September 30, 2011. The tax provision for the third quarter of 2010 was favorably impacted by a tax benefit resulting from the repatriation of foreign earnings net of foreign tax credits.

For the nine months ended September 30, 2011, we recorded an income tax provision of $72 million at an effective tax rate of 24.0% compared to $45 million at an effective tax rate of 16.2% for the nine months ended September 30, 2010. The 2011 effective tax rate was decreased by the effective settlement of an international tax examination and more than offset by tax separation costs, separation costs, and deferred tax adjustments. The 2010 effective tax rate was favorably impacted by a tax benefit resulting from the repatriation of foreign earnings net of foreign tax credits.

Liquidity and Capital Resources

	Nine Months Ended
	September 30
	2011	2010
	(in millions)

Operating activities	$ 252	$ 226
Investing activities	(377)	(1,024)
Financing activities	182	841
Foreign exchange	(4)	3

Net cash flow	$ 53	$ 46

Sources and Uses of Liquidity

Net cash provided by operating activities increased by $26 million to $252 million for the nine months ended September 30, 2011 as compared to the comparable 2010 period. The year-over-year increase is primarily the result of a $42 million increase in net income, excluding non-cash increases in depreciation and amortization, non-cash separation costs and impairment of assets, as well as lower tax payments. This increase was partially offset by net increased uses of cash in working capital driven by spending to support increased sales volumes.

Cash used in investing activities was $377 million for the nine months ended September 30, 2011, compared to $1,024 million for the nine months ended September 30, 2010. Investing activities in 2011 included the acquisition of YSI for $309 million and capital expenditures of $79 million. Investing activities in 2010 included cash payments of $385 million and $580 million related to the acquisitions of Nova and Godwin Pumps, respectively, and capital expenditures of $44 million. The $35 million year-over-year increase to capital expenditures is primarily due to the expansion of the Godwin business and investments to increase productivity.

Cash provided by financing activities was $182 million for the nine months ended September 30, 2011, compared to $841 million for the same period of 2010. The decline is due to transfers to our parent, ITT, as the net proceeds from the issuance of $1.2 billion in Senior Notes funded a net cash transfer to ITT that included the repayment of funds used in the acquisition of YSI. In general, the components of net transfers include: (i) cash transfers from the Company to parent, (ii) cash investments from our parent used to fund operations, capital expenditures and acquisitions, (iii) charges (benefits) for income taxes, and (iv) allocations of the parent company’s corporate expenses described in Note 13.

Funding and Liquidity Strategy

Prior to the Spin-off, the majority of our operations participated in U.S. and international cash management and funding arrangements managed by ITT where cash was swept from our balance sheet daily, and cash to meet our operating and investing needs was provided as needed from ITT. Transfers of cash both to and from these arrangements are reflected as a component of “Parent company investment” within “Parent company equity” in the Condensed Combined Balance Sheets. The cash presented on our balance sheet consists primarily of U.S. and international cash from subsidiaries that do not participate in these arrangements.

As a result of the separation, our capital structure and sources of liquidity will change significantly. We will no longer participate in cash management and funding arrangements with ITT. Instead, our ability to fund our capital needs will depend on our ongoing ability to generate cash from operations, and access to the bank and capital markets. Subsequent to the separation, we will have approximately $200 million in cash and cash equivalents, which together with the cash generated by our ongoing operations, we believe will provide us with sufficient liquidity and capital resources to meet our liquidity and capital needs in both the United States and outside of the United States over the next twelve months.

Historically, we have generated operating cash flow sufficient to fund our primary cash needs centered on operating activities, working capital, capital expenditures, financing requirements, and strategic investments. Subsequent to the separation, while our ability to forecast future cash flows is more limited, we expect to fund our ongoing working capital, capital expenditures and financing requirements through cash flows from operations via access to cash on hand and capital markets. If our cash flows from operations are less than we expect, we may need to incur debt or issue equity. From time to time we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us. We cannot assure that such financing will be available to us on acceptable terms or that such financing will be available at all.

On September 20, 2011, we issued $1.2 billion aggregate principal amount of Senior Notes, of which $600 million aggregate principal amount of 3.55% Senior Notes will mature on September 20, 2016 and $600 million aggregate principal amount of 4.875% Senior Notes will mature on October 1, 2021, the net proceeds of which have funded a net cash transfer to ITT with the balance used and for general corporate purposes. The Senior Notes are our senior unsecured obligations and rank equally with all our existing and future senior unsecured indebtedness. The notes were initially guaranteed on a senior unsecured basis by ITT. The guarantee terminated and was automatically and unconditionally released upon the distribution of the common stock of Xylem to the holders of ITT’s common stock in connection with the separation.

Our credit ratings as of November 21, 2011 are as follows:

	Short-Term	Long-Term
Rating Agency	Ratings	Ratings

Standard & Poor’s	A-2	BBB
Moody’s Investors Service	P-2	Baa2
Fitch Ratings	F-2	BBB

In connection with the Spin-off, as of October 31, 2011, Xylem and its subsidiaries entered into a Four Year Competitive Advance and Revolving Credit Facility with JPMorgan Chase Bank, N.A., as agent, and a syndicate of lenders. The credit facility provides for an aggregate principal amount of up to $600 million of (i) a competitive advance borrowing option which will be provided on an uncommitted competitive advance basis through an auction mechanism (the “competitive loans”), (ii) revolving extensions of credit (the “revolving loans”) outstanding at any time and (iii) the issuance of letters of credits in a face amount not in excess of $100 million outstanding at any time. As of October 31, 2011, there were no borrowings under the Credit Facility.

As of September 30, 2011, we have not made a provision for U.S. or additional foreign withholding taxes on the excess of financial reporting over the tax basis of investments in certain foreign subsidiaries because we plan to reinvest such amounts indefinitely outside the United States. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.

For the year ended 2010 and for the nine months ended September 30, 2011, we generated approximately 62% and 64%, respectively, of our revenue from non-U.S. operations. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and, we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is to indefinitely reinvest these funds outside of the United States. However, we are reviewing our domestic and foreign cash profile, expected future cash generation and investment opportunities which support our current designation of these funds as being indefinitely reinvested and reassessing whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of our review, it is determined that all or a portion of the funds may be needed for our operations in the United States, we would be required to accrue U.S. taxes related to future tax payments associated with the repatriation of these funds. On or about the time of the distribution, the Company’s foreign subsidiaries were holding approximately $180 million in cash or marketable securities.

Contractual Obligations

The Company’s commitment to make future payments under long-term contractual obligations was as follows, as of December 31, 2010:

	PAYMENTS DUE BY PERIOD
		LESS THAN
CONTRACTUAL OBLIGATIONS(1)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS+

Operating leases	$176	$48	$67	$32	$29
Purchase obligations	67	64	3	—	—
Other long-term obligations reflected on balance sheet	42	3	9	5	25

Total	$285	$115	$79	$37	$54

(1)	In connection with the Spin-off, on September 20, 2011 the Company issued $600 million aggregate principal amount of 3.55% Senior Notes that will mature on September 20, 2016 and $600 million aggregate principal amount of 4.875% Senior Notes that will mature on October 1, 2021. Interest on the notes accrues from September 20, 2011. Interest on the 3.55% Senior Notes is payable on March 20 and September 20 of each year, commencing on March 20, 2012. Interest on the 4.875% Senior Notes is payable on April 1 and October 1 of each year, commencing on April 1, 2012. In addition, on the Distribution Date, a revolving credit facility that provides for the availability of $600 million through 2015 became effective.

With respect to our defined benefit pension plans, we intend to contribute annually not less than the minimum required by applicable laws or regulations. Funding requirements under IRS rules are a major consideration in making contributions to our U.S. defined benefit pension plans. We contributed $6 million to our other postretirement benefit plans during the first nine months of 2011 and anticipate making further contributions in the range of $6 million to $8 million during the remainder of 2011.

Critical Accounting Estimates

Our discussion and analysis of our results of operations and capital revenues are based on our condensed combined financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these combined financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We believe the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Information Statement, describes the critical accounting estimates used in preparation of the condensed combined financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the information concerning our critical accounting estimates as stated in the Information Statement.

New Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, in the Notes to the condensed combined financial statements for a complete discussion of recent accounting pronouncements. There were no new pronouncements that we expect to have a material impact on our financial condition and results of operations in future periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning market risk as stated in our Information Statement.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the Chief Executive Officer and Chief Financial Officer of the Company, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to defend vigorously against all claims.

ITEM 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Registration Statement, filed with the Securities and Exchange Commission on October 5, 2011 as Exhibit 99.1 to our Registration Statement on Form 10.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3.	Defaults Upon Senior Security

None

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

Mine Safety Disclosure

Pursuant to the reporting requirements under Section 1503(a) of the Dodd-Frank Act, the Company is providing the following information: one facility owned and operated by ITT Water and Wastewater Leopold, Inc. is regulated by the Federal Mine Health and Safety Act (MSHA). This facility is a coal processing facility located in Watsontown, Pennsylvania. In December 2010, the Watsontown facility was inspected by the MSHA and was issued a minor citation. Corrective actions have been taken and this citation has been terminated by the MSHA inspector.

ITEM 6.	EXHIBITS

 See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xylem Inc.

(Registrant)

Date: November 21, 2011
/s/ John P. Connolly

John P. Connolly

Vice President and Chief Accounting Officer

(Principal accounting officer)

XYLEM INC.

EXHIBIT INDEX

Exhibit
Number	Description	Location

(3.1)	Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K Current Report filed on October 13, 2011 (CIK No. 1524472, File No. 1-35229).

(3.2)	By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.2 of Xylem Inc.’s Form 8-K Current Report filed on October 13, 2011 (CIK No. 1524472, File No. 1-35229).

(4.1)	Indenture, dated as of September 20, 2011, between Xylem Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.2 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Xylem Inc. 3.550% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.3)	Form of Xylem Inc. 4.875% Senior Notes due 2021	Incorporated by reference to Exhibit 4.6 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.4)	Registration Rights Agreement, dated as of September 20, 2011, between Xylem Inc., ITT Corporation and J.P. Morgan Securities LLC, RBS Securities Inc. and Wells Fargo Securities, LLC as representatives of the Initial Purchasers	Incorporated by reference to Exhibit 4.8 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(10.1)	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.2)	Benefits and Compensation Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.2 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.3)	Tax Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.3 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.4)	Master Transition Services Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.4 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

Exhibit
Number	Description	Location

(10.5)	Four-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of October 25, 2011, among Xylem Inc., the Lenders Named Therein, J.P. Morgan Chase Bank, N.A., as Administrative Agent and Citibank, N.A., as Syndication Agent.	Filed herewith.

(10.6)	Xylem 2011 Omnibus Incentive Plan	Incorporated by reference to Exhibit 4.3 of Xylem Inc.’s Registration Statement on Form S-8 filed on October 28, 2011 (CIK No. 1524472, File No. 333-177607).

(10.7)	Xylem 1997 Long-Term Incentive Plan	Filed herewith.

(10.8)	Xylem 1997 Annual Incentive Plan	Filed herewith.

(10.9)	Xylem Annual Incentive Plan for Executive Officers	Filed herewith.

(10.10)	Xylem Retirement Savings Plan for Salaried Employees	Incorporated by reference to Exhibit 4.4 of Xylem Inc.’s Registration Statement on Form S-8 filed on October 28, 2011 (CIK No. 1524472, File No. 333-177607).

(10.11)	Xylem Supplemental Retirement Savings Plan for Salaried Employees	Filed herewith.

(10.12)	Xylem Deferred Compensation Plan	Incorporated by reference to Exhibit 4.5 of Xylem Inc.’s Registration Statement on Form S-8 filed on October 28, 2011 (CIK No. 1524472, File No. 333-177607).

(10.13)	Xylem Deferred Compensation Plan for Non-Employee Directors	Filed herewith.

(10.14)	Xylem Enhanced Severance Pay Plan	Filed herewith.

(10.15)	Xylem Special Senior Executive Severance Pay Plan	Filed herewith.

(10.16)	Xylem Senior Executive Severance Pay Plan	Filed herewith.

(10.17)	Form of Xylem 2011 Omnibus Incentive Plan 2011 Non-Qualified Stock Option Award Agreement — Founders Grant	Filed herewith.

(10.18)	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement — General Grant	Filed herewith.

(10.19)	Form of Xylem 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — 2010 TSR Replacement	Filed herewith.

Exhibit
Number	Description	Location

(10.20)	Form of Xylem 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — 2011 TSR Replacement	Filed herewith.

(10.21)	Form of Xylem 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — Founders Grant	Filed herewith.

(10.22)	Form of Xylem 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement — General Grant	Filed herewith.

(10.23)	Form of Xylem 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement — Non-Employee Director	Filed herewith.

(10.24)	Form of Director’s Indemnification Agreement	Filed herewith.

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

Exhibit
Number	Description	Location

(101)	The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Combined Condensed Income Statements, (ii) Combined Condensed Statements of Comprehensive Income, (iii) Combined Condensed Balance Sheets, (iv) Combined Condensed Statements of Cash Flows and (v) Notes to Combined Condensed Financial Statements	Submitted electronically with this report.