Form 10-Q
period 2012-03-31
Xylem Inc.
filed 2012-05-03
CIK 1524472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

(914) 323-5700

(Registrant’s telephone number, including area code)

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

As of April 30, 2012, there were 185,433,894 outstanding shares of the registrant’s common stock, par value $0.01 per share.

XYLEM INC.

PART I.             FINANCIAL INFORMATION

ITEM 1.             CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED INCOME STATEMENTS (Unaudited)

(in millions, except per share data)

For the three months ended March 31,	2012	2011
Revenue	$925	$890
Cost of revenue	562	553

Gross profit	363	337
Selling, general and administrative expenses	231	210
Research and development expenses	28	24
Separation costs	5	3

Operating income	99	100
Interest expense	14	—
Other non-operating (expense) income, net	(1)	1

Income before taxes	84	101
Income tax expense	21	23

Net income	$63	$78

Earnings per share:
Basic	$0.34	$0.42
Diluted	$0.34	$0.42

Weighted average number of shares – Basic	185.4	184.6
Weighted average number of shares – Diluted	185.9	184.6

Dividends declared per share	$0.1012	$—

See accompanying notes to condensed consolidated and combined financial statements.

XYLEM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

For the three months ended March 31,	2012	2011
Net income	$63	$78
Other comprehensive income, before tax:
Foreign currency translation adjustment	49	86
Net change in cash flow hedges:
Unrealized gains (losses)	4	—
Net change in postretirement benefit plans:
Amortization of net actuarial loss	2	—
Settlement	2	—

Other comprehensive income, before tax	57	86
Income tax expense related to items of other comprehensive income	2	—

Other comprehensive income, net of tax	55	86

Comprehensive income	$118	$164

See accompanying notes to condensed consolidated and combined financial statements.

XYLEM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$347	$318
Receivables, less allowances for discounts and doubtful accounts of $32 and $37 in 2012 and 2011, respectively	761	756
Inventories, net	465	426
Prepaid and other current assets	117	97
Deferred income tax assets	45	45

Total current assets	1,735	1,642

Property, plant and equipment, net	468	463
Goodwill	1,631	1,610
Other intangible assets, net	502	505
Other non-current assets	177	173

Total assets	$4,513	$4,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$329	$322
Accrued and other current liabilities	486	490
Short-term borrowings and current maturities of long-term debt	4	5

Total current liabilities	819	817

Long-term debt	1,202	1,201
Accrued postretirement benefits	320	316
Deferred income tax liability	155	165
Other non-current accrued liabilities	68	67

Total liabilities	2,564	2,566

Commitments and contingencies (Note 14)
Stockholders’ equity:
Common Stock – authorized 750.0 shares, par value $0.01 per share:
Issued 185.4 shares and 184.6 shares in 2012 and 2011, respectively	2	2
Capital in excess of par value	1,687	1,663
Retained earnings	84	40
Treasury stock – at cost 0.1 shares and 0 shares in 2012 and 2011, respectively	(1)	—
Accumulated other comprehensive income	177	122

Total stockholders’ equity	1,949	1,827

Total liabilities and stockholders’ equity	$4,513	$4,393

See accompanying notes to condensed consolidated and combined financial statements.

XYLEM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

For the three months ended March 31,	2012	2011
Operating Activities
Net income	$63	$78
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34	33
Share-based compensation	5	3
Payments of restructuring	—	(5)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	7	(3)
Changes in inventories	(31)	(16)
Changes in accounts payable	14	(31)
Changes in accrued liabilities	(25)	(5)
Changes in accrued taxes	3	11
Net changes in other assets and liabilities	(9)	6
Net Cash – Operating activities	61	71
Investing Activities
Capital expenditures	(31)	(19)
Proceeds from the sale of property, plant and equipment	2	2
Other, net	—	(1)
Net Cash – Investing activities	(29)	(18)
Financing Activities
Net transfer (to)/from former parent	(6)	(33)
Issuance of short-term debt	3	—
Principal payments of debt and capital lease obligations	(3)	—
Purchase of common stock	(1)	—
Proceeds from exercise of employee stock options	16	—
Tax impact from equity compensation activity	(1)	—
Dividends paid	(19)	—
Other, net	1	—
Net Cash – Financing activities	(10)	(33)
Effect of exchange rate changes on cash	7	3
Net change in cash and cash equivalents	29	23
Cash and cash equivalents at beginning of year	318	131
Cash and cash equivalents at end of year	$347	$154
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11	$—
Income taxes (net of refunds received)	$18	$9

See accompanying notes to condensed consolidated and combined financial statements.

XYLEM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Background and Basis of Presentation

Background

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

On October 31, 2011, ITT Corporation (“ITT”) completed the Spin-off of Xylem, formerly ITT’s water equipment and services businesses (the “Spin-off”). Effective as of 12:01 a.m., Eastern time on October 31, 2011 (the “Distribution Date”), the common stock of Xylem was distributed, on a pro rata basis, to ITT’s shareholders of record as of the close of business on October 17, 2011 (the “Record Date”). On the Distribution Date, each of the shareholders of ITT received one share of Xylem common stock for every one share of common stock of ITT held on the Record Date.

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

Hereinafter, except as otherwise indicated or unless the context otherwise requires, “Xylem,” “we,” “us,” “our” and “the Company” refer to Xylem Inc. and its subsidiaries. References in the notes to the condensed consolidated and combined financial statements to “ITT” or “parent” refer to ITT Corporation and its consolidated subsidiaries (other than Xylem Inc.).

Basis of Presentation

The interim condensed consolidated and combined financial statements reflect our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intracompany transactions between our businesses have been eliminated. On and prior to October 31, 2011, our financial position, results of operations and cash flows consisted of the water equipment and services businesses of ITT Corporation (“WaterCo”) and have been derived from ITT’s historical accounting records and are presented on a carve-out basis through the Distribution Date, while our financial results for Xylem post Spin-off are prepared on a stand-alone basis. As such, our Condensed Consolidated and Combined Statements of Income,

Comprehensive Income, and Cash Flows for the three months ended March 31, 2012 consist of the consolidated results of Xylem on a stand-alone basis and for the three months ended March 31, 2011 consist entirely of the combined results of WaterCo on a carve-out basis.

For periods prior to the Spin-off, our condensed consolidated and combined financial statements include expense allocations for (i) certain corporate functions historically provided by ITT, including, but not limited to, finance, legal, information technology, human resources, communications, ethics and compliance, and shared services, (ii) employee benefits and incentives, and (iii) share-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures.

Both we and ITT consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Pursuant to the Spin-off, we have performed these functions using our own resources or purchased services, certain of which have been provided by ITT and Exelis under the Transition Services Agreement, at a cost of approximately $1 million per quarter that is expected to extend for a period of 3 to 24 months from the Distribution Date in most circumstances.

The unaudited interim condensed combined financial statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”) in preparing these unaudited financial statements, with the exception of accounting standard updates described in Note 2 adopted on January 1, 2012. These financial statements should be read in conjunction with the audited consolidated and combined financial statements and the notes thereto included in our 2011 Annual Report.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, postretirement obligations and assets, revenue recognition, income tax contingency accruals and valuation allowances, goodwill impairment testing and contingent liabilities. Actual results could differ from these estimates. Additionally, our interim condensed consolidated and combined financial statements may not be indicative of our future performance.

Our quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the fourth quarter which ends on December 31st. For ease of presentation, the quarterly financial statements included herein are described as ending on the last day of the calendar quarter.

Note 2. Recently Issued Accounting Pronouncements

Recently Adopted Pronouncements

In September 2011, in conjunction with the assessment of the impairment of goodwill, the Financial Accounting Standards Board (“FASB”) provided companies with the option to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine the likelihood of goodwill impairment. The results of this qualitative assessment determine whether it is necessary to perform the required two-step impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a company would be required to perform the two-step impairment test. On January 1, 2012, we adopted this guidance on a prospective basis. The adoption of the guidance is not expected to have a material impact on our financial condition, results of operations or cash flows.

In June 2011, the FASB issued authoritative guidance surrounding the presentation of comprehensive income, with an objective of increasing the prominence of items reported in other comprehensive income (“OCI”). The guidance requires most entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. We have adopted this guidance with retrospective application as of January 1, 2012, and have presented total comprehensive income in our Condensed Consolidated and Combined Statements of Income and Comprehensive Income.

In May 2011, the FASB issued guidance intended to achieve common fair value measurements and related disclosures between U.S. GAAP and international accounting standards. The amendments primarily clarify existing fair value guidance and are not intended to change the application of existing fair value measurement guidance. However, the amendments include certain instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. On January 1, 2012, we adopted this guidance. The adoption of the guidance did not have a material impact on our financial condition, results of operations or cash flows.

Note 3. Separation Costs

The components of non-recurring separation costs incurred as a result of the Spin-off are presented below.

	Three Months Ended March 31,
(in millions)	2012	2011
Rebranding and marketing costs	$2	$—
Employee retention and hiring costs	—	1
Advisory fees and other	3	2

Total separation costs in operating income	5	3
Income tax benefit	(1)	(1)

Total separation costs, net of tax	$4	$2

Note 4. Income Taxes

Our quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items within periods presented. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and amount of permanent book-to-tax differences.

The income tax provision for the three months ended March 31, 2012 was $21 million at an effective tax rate of 24.8%, compared to $23 million at an effective tax rate of 22.7% for the same period in 2011. The increase in the effective tax rate for the first quarter 2012 as compared to the same period in 2011 was primarily due to our geographic mix of earnings and a change in the U.S. earnings in states with higher income tax rates.

Unrecognized Tax Benefits

We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

The amount of unrecognized tax benefits at March 31, 2012 was $5 million which, if ultimately recognized, will reduce our annual effective tax rate. We do not believe that the unrecognized tax benefits will significantly change within the next twelve months.

We classify interest relating to unrecognized tax benefits as a component of other non-operating income, net and tax penalties as a component of income tax expense in our Condensed Consolidated and Combined Income Statements. As of March 31, 2012, we had less than $1 million of interest accrued for unrecognized tax benefits.

Note 5. Earnings Per Share

The following is a summary of the calculation of basic and diluted net earnings per share.

	Three Months Ended March 31,
	2012	2011(a)
Net income (in millions)	$63	$78
Shares (in thousands):
Weighted average common shares outstanding	184,963	184,570
Add: Participating securities (b)	435	—

Weighted average common shares outstanding — Basic	185,398	184,570

Plus incremental shares from assumed conversions: (c)
Dilutive effect of stock options	289	—
Dilutive effect of restricted stock	172	—

Weighted average common shares outstanding — Diluted	185,859	184,570

Basic earnings per share	$0.34	$0.42
Diluted earnings per share	$0.34	$0.42

(a)	Basic and diluted earnings per share for all periods prior to the Spin-off reflect the number of distributed shares on the Distribution Date, or 184.6 million shares. At the time of the Spin-off, ITT stock options and restricted stock awards were converted to awards of Xylem, and therefore there were no dilutive securities outstanding for the period prior to Spin-off.

(b)	Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

(c)	Incremental shares from stock options and restricted stock are computed by the treasury stock method. The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock awards, reduced by the repurchase of shares with the proceeds from the exercise, unrecognized compensation expense for those awards and the estimated tax benefit of the assumed exercises.

	Three Months Ended March 31,
(in thousands)	2012	2011
Stock options	4,305	—
Restricted shares	843	—

Note 6. Inventories

(in millions)	March 31, 2012	December 31, 2011
Finished goods	$191	$168
Work in process	37	31
Raw materials	237	227

Total inventories, net	$465	$426

Note 7. Property, Plant and Equipment

(in millions)	March 31, 2011	December 31, 2011
Land, buildings and improvements	$244	$237
Machinery and equipment	627	598
Equipment held for lease or rental	157	152
Furniture and fixtures	91	86
Construction work in progress	46	53
Other	22	21

	1,187	1,147
Less accumulated depreciation	719	684

Total property, plant and equipment, net	$468	$463

Depreciation expense of $23 million and $22 million was recognized in the quarters ended March 31, 2012 and 2011, respectively.

Note 8. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill by operating segment for the three months ended March 31, 2012 are as follows:

(in millions)	Water Infrastructure	Applied Water	Total
Balance as of December 31, 2011	$1,054	$556	$1,610
Activity in 2012
Foreign currency and other	14	7	21

Balance as of March 31, 2012	$1,068	$563	$1,631

Based on the results of our annual impairment tests, we determined that no impairment of goodwill existed as of the measurement date in 2011. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

Other Intangible Assets

Information regarding our other intangible assets is as follows:

	March 31, 2012			December 31, 2011
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$313	$(58)	$255	$309	$(51)	$258
Proprietary technology	103	(25)	78	102	(23)	79
Trademarks	32	(11)	21	32	(11)	21
Patents and other	21	(16)	5	21	(15)	6
Indefinite-lived intangibles	143	—	143	141	—	141

	$612	$(110)	$502	$605	$(100)	$505

Based on the results of our annual impairment tests, we determined that no impairment of the indefinite-lived intangibles existed as of the measurement date in 2011. However, future impairment tests could result in a charge to earnings. We will continue to evaluate the indefinite-lived intangible assets on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

Amortization expense related to finite-lived intangible assets for the three months ended March 31, 2012 and 2011 was $8 million.

Note 9. Derivative Financial Instruments

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, including forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions and principally manage our exposures to these risks through management of our core business activities. Certain of our foreign operations expose us to fluctuations of exchange rates that may impact revenues, expenses, cash receipts and payments. We enter into derivative financial instruments to protect the value or fix the amount of certain cash flows in terms of the functional currency of the business unit with that exposure.

Cash Flow Hedges of Foreign Exchange Risk

We are exposed to fluctuations in various foreign currencies against our functional currencies. We use foreign currency derivatives including currency forward agreements to manage our exposure to fluctuations in the various exchange rates. Currency forward agreements involve fixing the foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date.

Beginning in 2012, certain business units within our segments with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted inventory purchases and sales. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in selling, general and administrative expenses. Our policy is to de – designate cash flow hedges at the time forecasted transactions are recognized as assets or liabilities on the balance sheet and report subsequent changes in fair value through selling, general and administrative expenses where the gain or loss due to movements in currency rates on the underlying asset or liability is revalued. If it becomes probable that the originally – forecasted transaction will not occur, the gain or loss related to the hedge recorded within accumulated other comprehensive income is recognized into net income.

Listed in the table below are the outstanding foreign currency derivatives that were used to hedge foreign exchange risks as of March 31, 2012.

(in millions; except number of instruments)
Foreign Currency Derivative	Number of Instruments	Notional Sold	Sell Notional Currency	Notional Purchased	Buy Notional Currency
Buy PLN/ Sell EUR forward	8	10.4	EUR	46.0	PLN
Buy HUF/ Sell EUR forward	8	4.4	EUR	1383.0	HUF
Sell CAD/ Buy SEK forward	13	14.3	CAD	97.3	SEK
Sell EUR/ Buy SEK forward	10	25.5	EUR	226.9	SEK
Sell USD/ Buy SEK forward	24	47.0	USD	325.8	SEK
Sell AUD/ Buy SEK forward	11	12.4	AUD	87.3	SEK

The fair values of our foreign exchange contracts were as follows:

(in millions)	March 31, 2012
Derivatives designated as hedging instruments
Assets
Other current assets	$4

Total fair value	$4

The tables below present the effect of our derivative financial instruments on the Condensed Consolidated and Combined Statements of Income and Comprehensive Income.

	Three Months Ended March 31,
(in millions)	2012	2011
Derivatives in Cash Flow Hedging Relationships Foreign Exchange Contracts
Amount of gain (loss) recognized in OCI on derivative (1)	$4	$—
Amount of gain (loss) reclassified from OCI into net income (1)	$—	$—
Amount of gain (loss) recognized in net income on derivative (2)	$—	$—

(1)	Effective portion
(2)	Ineffective portion and amount excluded from effectiveness testing

As of March 31, 2012, $4 million of the net unrealized gains on cash flow hedges is expected to be reclassified into earnings in the next 12 months. The ineffective portion of the change in fair value of a cash flow hedge recognized immediately in selling, general and administrative expenses in the Condensed Consolidated and Combined Income Statements and, for the three months ended March 31, 2012 was not material.

Note 10. Accrued and Other Current Liabilities

(in millions)	March 31, 2012	December 31, 2011
Compensation and other employee-benefits	$186	$211
Customer-related liabilities	52	53
Accrued warranty costs	40	42
Accrued income taxes	94	77
Deferred income tax liability	8	8
Other accrued liabilities	106	99

Total accrued and other current liabilities	$486	$490

Note 11. Credit Facilities and Long-Term Debt

(in millions)	March 31, 2012	December 31, 2011
Short-term borrowings and current maturities of long-term debt	$4	$5

3.55% Senior Notes due 2016 (a)	600	600
4.875% Senior Notes due 2021 (a)	600	600
Other	3	2
Unamortized discount (b)	(1)	(1)

Long-term debt	$1,202	$1,201

Total debt	$1,206	$1,206

(a)	The fair value of our Senior Notes was primarily determined using prices for the identical security obtained from an external pricing service, which is considered a Level 2 input. As of March 31, 2012 and December 31, 2011, the fair value of our Senior Notes due 2016 was $627 million and $625 million, respectively, and the fair value of our Senior Notes due 2021 was $645 million and $642 million, respectively.

(b)	The unamortized discount is recognized as a reduction in the carrying value of the Senior Notes in the Condensed Consolidated Balance Sheets and is being amortized to interest expense in our Condensed Consolidated and Combined Income Statements over the expected remaining terms of the Senior Notes.

Senior Notes

On September 20, 2011, we issued 3.55% Senior Notes of $600 million aggregate principal amount due September 2016 (the “2016 Notes”) and 4.875% Senior Notes of $600 million aggregate principal amount due October 2021 (the “2021 Notes” and together with the 2016 Notes, the “Senior Notes”). The issuance resulted in gross proceeds of $1.2 billion, offset by $9 million in debt issuance costs which were capitalized and are included within other assets. The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and lease-back transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods), including but not limited to, (i) failure to pay interest for 30 days, (ii) failure to pay principal when due, (iii) failure to perform any other covenant for 90 days after receipt of notice from the trustee or from holders of 25% of the outstanding principal amount and (iv) certain events of bankruptcy, insolvency or reorganization. We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. As of March 31, 2011, we were in compliance with all covenants. If a change of control of Xylem triggering event occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.

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

In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The Credit Facility also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

Note 12. Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income for pension plans, disaggregated by domestic and international plans.

	Three Months Ended March 31,
(in millions)	2012	2011 (a)
Domestic defined benefit pension plans
Net periodic benefit cost:
Service cost	$1	$—
Interest cost	1	1
Expected return on plan assets	(1)	(1)

Net periodic benefit cost	$1	$—

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	$—	$—
Prior service cost	—	—
Amortization of prior service cost	—	—

Change recognized in other comprehensive income	$—	$—

International defined benefit pension plans:
Net periodic benefit cost:
Service cost	$3	$1
Interest cost	7	2
Expected return on plan assets	(8)	—
Amortization of net actuarial loss	2	—
Settlement	2	—

Net periodic benefit cost	$6	$3

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss	$—	$—
Amortization of net actuarial loss	(2)	—
Settlement	(2)	—

Change recognized in other comprehensive income	$(4)	$—

Totals:
Net periodic benefit cost	$7	$3
Recognized in other comprehensive income	(4)	—

Total recognized in comprehensive income	$3	$3

(a)	Represents periods prior to Spin-off from ITT and does not include plans transferred from ITT in connection with the Spin-off, which were accounted for previously as multi-employer plans.

We contributed $9 million, including $2 million to purchase an annuity in connection with the settlement of five international pension plans, and $1 million during the three months ended March 31, 2012 and 2011, respectively. Additional contributions ranging between $20 million and $30 million are expected during the remainder of 2012.

Note 13. Stock-Based Compensation Plans

Total share-based compensation costs recognized for March 31, 2012 and 2011 were $5 million and $3 million, respectively. For 2011, a significant component of these charges related to costs allocated to Xylem for ITT Corporate employees as well as other ITT employees not solely dedicated to Xylem. These allocated costs are not necessarily indicative of awards and amounts that would have been granted if we were an independent, publicly traded company for the periods presented.

The following table provides further detail related to share-based compensation expense.

	Three Months Ended March 31,
(in millions)	2012	2011
	Xylem Employees	Xylem Employees	Other Employee Allocations	2011 Total
Compensation Cost	$5	$1	$2	$3

The unamortized compensation expense related to our stock options and restricted shares was $18 million and $33 million, respectively, at March 31, 2012 and is expected to be recognized over a weighted average period of 2.6 and 2.4 years, respectively. The amount of cash received from the exercise of stock options was $16 million for the three months ended March 31, 2012. We classify as a financing activity the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock lapses.

Restricted Stock Grants

The following is a summary of restricted stock activity for the three months ended March 31, 2012:

(in thousands, except for per share amounts)	Shares	Weighted Average Grant Date Fair Value / Share
Outstanding at December 31, 2011	1,488	$25.93
Granted	501	$26.60
Vested	(239)	$19.26
Forfeited	(7)	$28.07
Outstanding at March 31, 2012	1,743	$27.03

Stock Option Grants

The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2012:

(in thousands, except for per share amounts)	Shares	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2011	4,590	$25.83	5.4
Granted	852	$26.60	10.0
Exercised	(634)	$24.72	0.1
Forfeited	(7)	$27.93	9.2
Outstanding at March 31, 2012	4,801	$26.11	6.6
Options exercisable at March 31, 2012	2,021	$25.26	2.6

The aggregate intrinsic value of all outstanding stock options as of March 31, 2012 was $8 million. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the three months ended March 31, 2012 was $1 million.

Stock Option Fair Value

The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for our annual March 2012 grants.

Dividend yield	1.52%
Volatility	33.4%
Risk-free interest rate	1.42%
Expected term (in years)	7.0
Weighted-average fair value / share	$8.10

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

Note 14. Commitments and Contingencies

General

From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings seek remedies relating to environmental matters, intellectual property matters, product liability and personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, which are sometimes related to acquisitions or divestitures. Although we cannot predict the outcome of these and other proceedings with certainty, we believe that they will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On December 20, 2011, the Ad Hoc Committee of ITT Bondholders filed a Complaint in New York State court alleging that ITT breached the early redemption provisions of certain bonds issued in 2009. In 2009, ITT issued $500 million in bonds maturing in 2019 at an interest rate of 6.125%. The documents governing the bonds contained certain provisions addressing early redemptions. On September 20, 2011, ITT notified the holders of the debt that it intended to redeem the bonds on October 20, 2011 in accordance with the terms of the governing documents. On October 18, 2011, the redemption price was disclosed. The Plaintiffs contend that ITT used an improper discount rate in calculating the redemption price and otherwise failed to comply with required redemption procedures. The Plaintiffs allege damages in excess of $5 million and further allege that if such damages are extended to all holders of these bonds, the damages would be in excess of $15 million. The costs associated with this matter, if any, will be shared with ITT and Exelis in accordance with the Distribution Agreement (21% ITT, 39% Exelis and 40% Xylem).

While very few claims have been asserted against Xylem alleging injury caused by any of our products resulting from asbestos exposure, it is possible that additional claims could be filed in the future. We believe there are numerous legal defenses available for such claims and, should such a claim not be indemnifiable by ITT, would defend ourselves vigorously. Pursuant to the Distribution Agreement, ITT will indemnify Xylem for asbestos product liability matters, including settlements, judgments, and legal defense costs associated with all pending and future claims that may arise from past sales of ITT’s legacy products. We believe ITT remains a substantial entity with sufficient financial resources to honor its obligations to us.

Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our cash flow, results of operations, or financial condition.

Indemnifications

As part of the Spin-off, ITT, Exelis and Xylem will indemnify each of the other parties with respect to such parties’ assumed or retained liabilities under the Distribution Agreement and breaches of the Distribution Agreement or related spin agreements. ITT’s indemnification obligations include asserted and unasserted asbestos and silica liability claims that relate to the presence or alleged presence of asbestos or silica in products manufactured, repaired or sold prior to the Distribution Date, subject to limited exceptions with respect to certain employee claims, or in the structure or material of any building or facility, subject to exceptions with respect to employee claims relating to Xylem buildings or facilities. The indemnification associated with pending and future asbestos claims does not expire. Xylem has not recorded a liability for material matters for which we will be indemnified by ITT or Exelis through the Distribution Agreement and we are not aware of any claims or other circumstances that would give rise to material payments from us under such indemnifications.

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

Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $14 million and $15 million as of March 31, 2012 and December 31, 2011, respectively, for environmental matters.

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

Operating Leases

We lease certain offices, manufacturing buildings, machinery, computers and other equipment. Such leases expire at various dates through 2047 and may include renewal and payment escalation clauses. We often pay maintenance, insurance and tax expense related to leased assets. Subsequent to the issuance of our 2011 Annual Report, we identified that we had incorrectly aggregated data from certain of our foreign subsidiaries related to our annual disclosure of rent expense for the year ended December 31, 2011 and our future minimum rental payments. As a result, we have adjusted and disclosed certain corrected amounts herein. These adjustments did not impact the Consolidated and Combined Income Statements, Balance Sheet, Statements of Cash Flows or Statement of Stockholders’ Equity and Comprehensive Income.

At December 31, 2011, we were obligated to make minimum rental payments under operating leases which are as follows. There have been no material changes to our minimum rental obligations subsequent to December 31, 2011.

(in millions)	2012	2013	2014	2015	2016	Thereafter
Minimum rental payments (1)	$54	$42	$29	$22	$17	$36

(1)	The disclosed rent expense for the year-ended December 31, 2011, as adjusted, is $64 million.

Warranties

We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. The table below provides the changes in our product warranty accrual.

(in millions)	2012	2011
Warranty accrual – January 1	$42	$38
Net changes for product warranties in the period	6	6
Settlement of warranty claims	(8)	(6)
Other	—	1

Warranty accrual – March 31	$40	$39

Note 15. Related Party Transactions

During the quarter ended March 31, 2011, we sold inventory to other ITT businesses in the aggregate amount of $4 million, which is included in revenue in our condensed consolidated and combined financial statements. In addition, we recognized cost of sales from the inventory purchased from other ITT businesses of $3 million for the quarter ended March 31, 2011.

Prior to the Spin-off, the condensed consolidated and combined financial statements include expense allocations for certain functions provided by ITT as well as other ITT employees not solely dedicated to Xylem, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, and share-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measure. During the three months ended March 31, 2011, we were allocated $26 million, which included $3 million of separation costs and $23 million of general corporate expenses incurred by ITT which is included within selling, general and administrative expenses in the Condensed Consolidated and Combined Income Statements for 2011.

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

Note 16. Segment Information

Our business is organized into two segments: Water Infrastructure and Applied Water. The Water Infrastructure segment, comprising our Water Solutions (f/k/a Water & Wastewater) and Analytics operating units, focuses on the transportation, treatment and testing of water, offering a range of products including water and wastewater pumps, treatment and testing equipment, and controls and systems. The Applied Water segment, comprising our Residential & Commercial Water and Flow Control operating units, encompasses the uses of water and focuses on the residential, commercial, industrial and agricultural markets offering a wide range of products including pumps, valves and heat exchangers. Corporate and other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as the Spin-off and environmental matters that are managed at a corporate level and are not included in the business segments in evaluating performance or allocating resources.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2011 Annual Report). The following tables contain financial information for each reportable segment.

Three Months Ended March 31,
(in millions)	2012	2011
Revenue:
Water Infrastructure	$584	$551
Applied Water	355	355
Eliminations	(14)	(16)

Total	$925	$890

Operating Income:
Water Infrastructure	$75	$64
Applied Water	40	46
Corporate and other	(16)	(10)

Total operating income	$99	$100

Depreciation and amortization:
Water Infrastructure	$26	$25
Applied Water	7	8
Corporate and other	1	—

Total	$34	$33

Capital expenditures:
Water Infrastructure	$20	$15
Applied Water	10	3
Corporate and other	1	1

Total	$31	$19

The following table contains the total assets for each reportable segment.

	Total Assets
(in millions)	March 31, 2012	December 31, 2011
Water Infrastructure	$2,768	$2,745
Applied Water	1,280	1,234
Corporate and other	465	414

Total	$4,513	$4,393

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

Caution should be taken not to place undue reliance on any such forward-looking statements because they involve risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our 2011 Annual Report and with other filings we make with the SEC.

The following discussion should be read in conjunction with the condensed consolidated and combined financial statements, including the notes thereto, included elsewhere in this Report. Except as otherwise indicated or unless the context otherwise requires, “Xylem,” “we,” “us,” “our” and “the Company” refer to Xylem Inc. and its subsidiaries. References in the condensed consolidated and combined financial statements to “ITT” or “parent” refer to ITT Corporation and its consolidated subsidiaries (other than Xylem Inc.).

On October 31, 2011, ITT Corporation (“ITT”) completed the Spin-off of Xylem, formerly ITT’s water equipment and services businesses (the “Spin-off”). Effective as of 12:01 a.m., Eastern time on October 31, 2011 (the “Distribution Date”), the common stock of Xylem was distributed, on a pro rata basis, to ITT’s shareholders of record as of the close of business on October 17, 2011 (the “Record Date”). On and prior to October 31, 2011, our financial position, results of operations and cash flows consisted of the water equipment and services businesses of ITT Corporation (“WaterCo”) and have been derived from ITT’s historical accounting records and are presented on a carve-out basis through the Distribution Date, while our financial results for Xylem following the Spin-off are prepared on a stand-alone basis. As such, our Condensed Consolidated and Combined Statements of Income and Cash Flows for the three months ended March 31, 2012 consist of the consolidated results of Xylem on a stand-alone basis and for the three months ended March 31, 2011 consist entirely of the combined results of WaterCo on a carve-out basis.

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

Our business focuses on providing technology-intensive equipment and services within the water industry supply chain. We sell our equipment and services via direct and indirect channels that serve the needs of each customer type. On the utility side, we provide over 70% direct sales with strong application expertise, with the remaining amount going through distribution partners. To end users of water, we provide over 85% of our sales through long-standing relationships with the world’s leading distributors, with the remainder going direct to customers. The total market opportunity for this equipment and services portion of the water industry supply chain is estimated at $280 billion.

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

•

Applied Water serves the usage applications sector with boosting systems for farming irrigation, pumps for dairy operations, and rainwater reuse systems for small scale crop and turf irrigation. We also provide water boosting systems for drinking; heating, ventilation and air conditioning and for fire protection systems to the residential and commercial building services markets. In addition, our pumps, heat exchangers, valves and controls provide cooling to power plants and manufacturing facilities, as well as circulation for food and beverage processing.

Executive Summary

Xylem reported revenue for the first quarter 2012 of $925 million, an increase of 3.9% compared to $890 million during the comparable quarter in 2011, primarily due to recently acquired YSI business combined with strong industrial and commercial performance partially offset by residential market weakness. Operating income for the first quarter of 2012, excluding separation costs of $5 million incurred, was $104 million reflecting an increase of $1 million or 1.0% compared to $103 million, excluding separation costs of $3 million, incurred in the first quarter of 2011.

Additional financial highlights for the three months ended March 31, 2012 include the following:

•	Revenue growth of 3.9%, or 5.5% excluding negative currency translation impact

•	Order growth of 2.7% over the prior year period; organic orders were up 0.7%

•	Net income of $63 million, or $0.34 per diluted share

•	Free cash flow generation of $41 million, down $13 million from 2011

Key Performance Indicators and Non-GAAP Measures

Management reviews key performance indicators including revenue, gross margin, segment operating income and margins, earnings per share, orders growth, working capital, free cash flow, and backlog, among others. In addition, we consider certain measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends and acquisitions, share repurchases and debt repayment. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operations as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

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

	Three Months Ended March 31,
(in millions, except per share data)	2012	2011
Net income	$63	$78
Separation costs, net of tax	4	2

Adjusted net income	$67	$80

Weighted average number of shares - Diluted	185.9	184.6
Adjusted earnings per diluted share (a)	$0.36	$0.43

(a)	Subsequent to the Spin-off on October 31, 2011, we had 184.6 million shares of common stock outstanding and this share amount is being utilized to calculate diluted earnings per share for all periods prior to October 31, 2011 presented.

•	“operating expenses excluding separation costs” defined as operating expenses, adjusted to exclude non-recurring costs incurred in connection with the separation.

•

“adjusted segment operating income” defined as segment operating income, adjusted to exclude non-recurring costs incurred in connection with the separation and “adjusted segment operating margin” defined as adjusted segment operating income divided by total segment revenue.

•

“free cash flow” defined as net cash provided by operating activities less capital expenditures as well as adjustments for other significant items that impact current results which management believes are not related to our ongoing operations and performance. Our definition of free cash flow does not consider certain non-discretionary cash payments, such as debt. The following table provides a reconciliation of free cash flow.

	Three Months Ended March 31,
(in millions)	2012	2011
Net cash provided by operating activities	$61	$71
Capital expenditures	(31)	(19)
Separation cash payments	11	2

Free cash flow	$41	$54

Results of Operations:

(in millions)	Three Months Ended March 31,
	2012	2011	% Change
Revenue	$925	$890	3.9%
Gross profit	363	337	7.7%
Gross margin	39.2%	37.9%	130	bp
Operating expenses excluding separation costs	259	234	10.7%
Expense to revenue ratio	28.0%	26.3%	170	bp
Separation costs	5	3
Total operating expenses	264	237	11.4%
Operating income	99	100	(1.0)%
Operating margin	10.7%	11.2%	(50	)bp
Interest and other non-operating expense (income), net	15	(1)
Income tax expense	21	23	(8.7)%
Tax rate	24.8%	22.7%	210	bp
Net income	$63	$78	(19.2)%

Revenue

Revenue generated during the three months ended March 31, 2012 was $925 million, reflecting an increase of $35 million or 3.9% as compared to the same prior year period. The following table illustrates the impact from organic growth, recent acquisitions, and fluctuations in foreign currency, in relation to revenue during the comparable 2011 period.

(in millions)	$ Change	% Change
2011 Revenue	$890
Organic Growth	15	1.7%
Acquisitions/(Divestitures), net	34	3.8%
Foreign currency translation	(14)	(1.6)%

Total change in revenue	35	3.9%

2012 Revenue	$925

The following table summarizes revenue by segment:

	Three Months Ended March 31,
(in millions)	2012	2011	% Change
Water Infrastructure	$584	$551	6.0%
Applied Water	355	355	—
Eliminations	(14)	(16)

Total	$925	$890	3.9%

Water Infrastructure

Water Infrastructure’s revenue increased $33 million, or 6.0% for the first quarter of 2012, including an unfavorable foreign currency translation of $10 million and incremental revenue of $34 million from the acquisition of YSI which closed in September 2011.

Organic revenue growth of $10 million or 1.8% during the quarter was primarily attributable to industrial performance, particularly dewatering applications serving the gas and mining markets. Treatment applications declined on slower public utility funding in developed markets offset, in part, by strong sales in emerging markets.

Applied Water

Applied Water’s first quarter 2012 revenue was flat as compared to the first quarter of 2011 at $355 million. Organic revenue growth of $5 million or 1.4% reflects strength in general industry and beverage applications and commercial market share gains. This increase was offset by residential weakness driven by unfavorable weather conditions for the heating season in North America and the unfavorable impacts from continued economic uncertainty in Europe and political instability in the Middle East. Foreign currency translation was unfavorable by $5 million for the three months ended March 31, 2012 as compared to 2011.

Orders / Backlog

Orders received during the first quarter of 2012 increased by $26 million, or 2.7% over the first quarter of the prior year to $1,004 million, including a benefit of $37 million from acquisitions and an unfavorable impact of $18 million from foreign currency translation adjustments. Organic order growth was 0.7% for the quarter.

The Water Infrastructure segment generated order growth of $26 million, or 4.2% to $638 million, including $37 million from acquisitions and $13 million of unfavorable foreign currency impact. Additionally, increased order volumes in transport applications primarily due to industrial dewatering in North America, continued flood mitigation efforts in Australia and strength in test markets were largely offset by a decline in treatment application orders primarily due to timing and lapping a very strong first quarter 2011.

Applied Water generated order growth of $1 million or 0.3% over the same period in the prior year to $382 million primarily due to increased activity in Europe, the Middle East and Asia, offset by $5 million from unfavorable foreign currency translation.

Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. Total backlog was $739 million at March 31, 2012 an increase of $88 million or 13.5% as compared to $651 million at December 31, 2011 and an increase of $17 million or 2.4% as compared to $722 million at March 31, 2011. We anticipate that in excess of 85% of the backlog at March 31, 2012 will be recognized as revenue in the remainder of 2012.

Gross Margin

Gross margin as a percentage of revenue, increased to 39.2% for the quarter ended March 31, 2012 compared to 37.9% for the comparable period of 2011. The increase is attributable to benefits from incremental revenue from the acquisition of YSI, factory productivity and price realization initiatives offset, in part, by rising commodity and labor costs.

Operating Expenses excluding Separation Costs

	Three Months Ended March 31,
(in millions)	2012	2011	% Change
Selling, General and Administrative (SG&A)	$231	$210	10.0%
SG&A as a % of revenue	25.0%	23.6%	140	bp
Research and Development (R&D)	28	24	16.7%
R&D as a % of revenue	3.0%	2.7%	30	bp
Operating expenses excluding separation costs	$259	$234	10.7%
Expense to revenue	28.0%	26.3%	170	bp

Selling, General and Administrative Expenses

SG&A increased by $21 million to $231 million or 25.0% of revenue in the first quarter of 2012, as compared to $210 million or 23.6% of revenue in first quarter of 2011. The increase in SG&A expenses as a percentage of revenue is primarily due to additional expenses incurred as a standalone company related to investments in information technology and the establishment of appropriate regulatory compliance and corporate governance functions.

Research and Development Expenses

R&D spending increased $4 million to $28 million or 3.0% of revenue in the first quarter of 2012 as compared to $24 million or 2.7% of revenue in the comparable period of 2011 reflecting $3 million of incremental expense from our YSI acquisition.

Separation Costs

We had non-recurring pre-tax separation costs of $5 million, or $4 million after tax, during the three months ended March 31, 2012 and $3 million, or $2 million after tax, during the three months ended March 31, 2011. The components of separation costs incurred are presented below.

	Three Months Ended March 31,
(in millions)	2012	2011
Rebranding and marketing costs	$2	$—
Employee retention and hiring costs	—	1
Advisory fees and other	3	2

Total separation costs in operating income	5	3
Income tax benefit	(1)	(1)

Total separation costs, net of tax	$4	$2

Our current estimate of the pre-tax cash impact of the remaining activities associated with the Spin-off ranges from approximately $10 million to $15 million.

Operating Income

We generated operating income of $99 million during the first quarter of 2012, a 1.0% decrease from the prior year, primarily due to additional standalone company costs and non-recurring separation costs. The following table illustrates operating income results by business segments.

	Three Months Ended March 31,
(in millions)	2012	2011	% Change
Water Infrastructure	$75	$64	17.2%
Applied Water	40	46	(13.0)%

Segment operating income	115	110	4.5%
Corporate and other	(16)	(10)

Total operating income	$99	$100	(1.0)%

Operating margin	10.7%	11.2%	(50	)bp

The table below provides a reconciliation from segment operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin.

	Three Months Ended March 31,
(in millions)	2012	2011	% Change
Water Infrastructure
Operating income	$75	$64	17.2%
Separation costs	2	—

Adjusted operating income	$77	$64	20.3%
Adjusted operating margin	13.2%	11.6%	160	bp
Applied Water
Operating income	$40	$46	(13.0)%
Separation costs	1	—

Adjusted operating income	$41	$46	(10.9)%
Adjusted operating margin	11.5%	13.0%	(150	)bp
Total Xylem
Operating income	$99	$100	(1.0)%
Separation costs(a)	5	3

Adjusted operating income	$104	$103	1.0%
Adjusted operating margin	11.2%	11.6%	(40	)bp

(a)	Comprised of non-recurring separation costs of $3 million in our business segments and $2 million within Corporate for 2012 and $3 million within Corporate in 2011.

Water Infrastructure

Operating income for our Water Infrastructure segment increased $11 million or 17.2% ($13 million or 20.3% excluding separation costs) compared with the prior year as incremental operating income of $8 million from acquisitions over the same period and price realization was partially offset by increased spend on research and development and the unfavorable impacts of inflation on labor and material. Operating margin expanded by 120 bps (160 bps excluding separation costs) on strong operating leverage, price realization and contributions from the YSI acquisition.

Applied Water

Operating income for our Applied Water segment decreased $6 million or 13.0% ($5 million or 10.9% excluding separation costs) compared to the prior year as strong price performance was offset by warm winter related volume declines, product mix and net cost inflation. Operating margin declined by 170 bps (150 bps excluding separation costs) driven by net cost inflation and increased standard costs partially offset by price realization.

Interest Expense

Interest expense was $14 million in the first quarter of 2012, primarily reflecting interest related to the issuance of $1.2 billion aggregate principal amount of senior notes issued in September 2011. Refer to Note 11, “Credit Facilities and Long-Term Debt,” for further details.

Income Tax Expense

The income tax provision for the three months ended March 31, 2012 was $21 million at an effective tax rate of 24.8% compared to $23 million at an effective tax rate of 22.7% for the same period in 2011. The increase in the effective tax rate for the first quarter 2012 as compared to the same period in 2011 was primarily due to our geographic mix of earnings and a change in the U.S. earnings in states with higher income tax rates.

Liquidity and Capital Resources

The following table summarizes our sources and uses of cash.

	Three Months Ended March 31,
(in millions)	2012	2011	Change
Operating activities	$61	$71	$(10)
Investing activities	(29)	(18)	(11)
Financing activities	(10)	(33)	23
Foreign exchange	7	3	4
Total	$29	$23	$6

Sources and Uses of Liquidity

Operating Activities

During the first three months of 2012, net cash provided by operating activities decreased by $10 million as compared to the first three months of 2011. The year-over-year decrease is primarily driven by the payment of interest on debt in 2012 as well as higher tax payments, partially offset by a positive impact from payables. The increase in cash from payables is primarily due to timing of payments.

Investing Activities

Cash used in investing activities was $29 million for the three months ended March 31, 2012, compared to $18 million in the comparable period of 2011 due to capital expenditures. Capital expenditures in the first three months of 2012 were $31 million, including separation related capital expenditures of $1 million, compared to $19 million in the first three months of 2011. The increase in capital expenditures was driven by increased investment in our dewatering rental fleet and other strategic initiatives.

Financing Activities

Cash used in financing activities was $10 million for the three months ended March 31, 2012, compared to $33 million in the first three months of 2011. During the first three months of 2012, we received $16 million of proceeds from the exercise of stock options more than offset by dividends paid of $19 million. No dividends were paid in first quarter 2011. For 2011, cash used for or provided by financing activities is due to net transfers to our former parent, ITT. In general, the components of net transfers include: (i) cash transfers from the Company to parent, (ii) cash investments from our parent used to fund operations, capital expenditures and acquisitions, (iii) charges (benefits) for income taxes, and (iv) allocations of the parent company’s corporate expenses described in this Report.

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

On September 20, 2011, we issued 3.55% Senior Notes of $600 million aggregate principal amount due September 2016 (the “2016 Notes”) and 4.875% Senior Notes of $600 million aggregate principal amount due October 2021 (the “2021 Notes” and together with the 2016 Notes, the “Senior Notes”). The issuance resulted in gross proceeds of $1.2 billion, offset by $9 million in debt issuance costs which were capitalized and are included within other assets. The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and lease-back transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods), including but not limited to, (i) failure to pay interest for 30 days, (ii) failure to pay principal when due, (iii) failure to perform any other covenant for 90 days after receipt of notice from the trustee or from holders of 25% of the outstanding principal amount and (iv) certain events of bankruptcy, insolvency or reorganization. We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. As of March 31, 2012, we were in compliance with all covenants. If a change of control of Xylem triggering event occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.

Interest on the Senior Notes accrues from September 20, 2011. Interest on the 2016 Notes is payable on March 20 and September 20 of each year, commencing on March 20, 2012. Interest on the 2021 Notes is payable on April 1 and October 1 of each year, commencing on April 1, 2012.

Effective October 31, 2011, Xylem and its subsidiaries entered into a Four Year Competitive Advance and Revolving Credit Facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as agent, and a syndicate of lenders. The credit facility provides for an aggregate principal amount of up to $600 million of (i) a competitive advance borrowing option which will be provided on an uncommitted competitive advance basis through an auction mechanism (the “competitive loans”), (ii) revolving extensions of credit (the “revolving loans”) outstanding at any time and (iii) the issuance of letters of credits in a face amount not in excess of $100 million outstanding at any time. As of March 31, 2012, this credit facility is undrawn.

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

In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The Credit Facility also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

For the three months ended March 31, 2012 and 2011, we generated approximately 62% and 64%, respectively, of our revenue from non- U.S. operations. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is to indefinitely reinvest all but $100 million of these funds outside of the United States. However, we continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities which support our current designation of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of our review, it is determined that all or a portion of the funds may be needed for our operations in the United States, we would be required to accrue U.S. taxes related to future tax payments associated with the repatriation of these funds. As of March 31, 2012, our foreign subsidiaries were holding $238 million in cash or marketable securities.

Contractual Obligations

In our December 31, 2011 Annual Report, we presented a table that summarized our contractual commitments as of December 31, 2011, including operating lease obligations.

Subsequent to the issuance of our annual financial statements, we identified that we had incorrectly aggregated data from certain of our foreign subsidiaries related to our future minimum rental payments. As a result, we have adjusted certain amounts below to reflect the corrected future minimum rental payments.

The following table summarizes our operating lease obligations as of December 31, 2011. There have been no material changes to our minimum rental obligations subsequent to December 31, 2011.

(in millions)	2012	1-3 Years	3-5 Years	5+ Years	Total
Operating lease obligations	$54	71	39	36	200

Critical Accounting Estimates

Our discussion and analysis of our results of operations and capital resources are based on our condensed consolidated and combined financial statements, which have been prepared in conformity with GAAP. The preparation of these condensed consolidated and combined financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated and combined financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Annual Report, describes the critical accounting estimates used in preparation of the condensed consolidated and combined financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the information concerning our critical accounting estimates as stated in our 2011 Annual Report.

New Accounting Pronouncements

See Note 2, “Recently Issued Accounting Pronouncements,” in the notes to the condensed consolidated and combined financial statements for a complete discussion of recent accounting pronouncements. There were no new pronouncements which we expect to have a material impact on our financial condition and results of operations in future periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning market risk as stated in our 2011 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Report the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.            OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings seek remedies relating to environmental matters, intellectual property matters, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. See below and Note 14 “Commitments and Contingencies” to the condensed consolidated and combined financial statements for further information.

On December 20, 2011, the Ad Hoc Committee of ITT Bondholders filed a Complaint in New York State court alleging that ITT breached the early redemption provisions of certain bonds issued in 2009. In 2009, ITT issued $500 million in bonds maturing in 2019 at an interest rate of 6.125%. The documents governing the bonds contained certain provisions addressing early redemptions. On September 20, 2011, ITT notified the holders of the debt that it intended to redeem the bonds on October 20, 2011 in accordance with the terms of the governing documents. On October 18, 2011, the redemption price was disclosed. The Plaintiffs contend that ITT used an improper discount rate in calculating the redemption price and otherwise failed to comply with required redemption procedures. The Plaintiffs allege damages in excess of $5 million and further allege that if such damages are extended to all holders of these bonds, the damages would be in excess of $15 million. The costs associated with this matter, if any, will be shared with ITT and Exelis in accordance with the Distribution Agreement (21% ITT, 39% Exelis and 40% Xylem). Management believes that this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.            RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our 2011 Annual Report.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURE

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Report.

ITEM 5.            OTHER INFORMATION

Compensation Changes following Spin-off

The following compensation changes were made following the spin-off.

Gretchen W. McClain

Annual Base Salary: As of the spin-off, Ms. McClain’s base salary was $900,000. In December 2011, Ms. McClain’s base salary was increased to $935,000 to reflect a one-time salary adjustment in connection with the elimination of Company perquisites going forward.

Target Annual Incentive: As of the spin-off, Ms. McClain’s annual incentive target was set at 100% of base salary. In March 2012, the Xylem Leadership Development & Compensation Committee (“LDCC”) approved an increase of that target to 110%. The amount earned in respect to Annual Incentive Plan is discretionary and subject to individual and Company performance, as determined by the Xylem LDCC.

Long-Term Incentive Award: As of the spin-off, Ms. McClain’s 2012 long-term incentive award was anticipated to be awarded at $3,400,000. In March 2012, when the long-term awards were granted, such amount was increased to $4,250,000. The Xylem LDCC approved this award to align Ms. McClain’s long-term compensation closer to market and to recognize Ms. McClain’s strong performance in 2011.

With these changes, Ms. McClain’s total compensation increased from 20% below market median to 5% below market median.

Michael T. Speetzen

Annual Base Salary: As of the spin-off, Mr. Speetzen’s base salary was $439,000. In December 2011, Mr. Speetzen’s base salary was increased to $464,000 to reflect a one-time salary adjustment in connection with the elimination of Company perquisites going forward. In March 2012, the Xylem LDCC approved a new base salary of $500,000 for Mr. Speetzen to make his base salary more market competitive.

Long-Term Incentive Award Program: As of the spin-off, Mr. Speetzen’s 2012 long-term incentive award was anticipated to be awarded at $746,000. In March 2012, when the annual long-term awards were granted, such amount was increased to $1,000,000. The Xylem LDCC approved this award to align Mr. Speetzen’s long-term compensation closer to market and to recognize Mr. Speetzen’s strong performance in 2011.

With these changes, Mr. Speetzen’s total compensation increased from 25% below market median to 11% below market median.

Kenneth Napolitano

Annual Base Salary: As of the spin-off, Mr. Napolitano’s base salary was $360,000. In December 2011, Mr. Napolitano’s base salary was increased to $385,000 to reflect a one-time salary adjustment in connection with the elimination of Company perquisites going forward.

Long-Term Incentive Award Program: As of the spin-off, Mr. Napolitano’s 2012 long-term incentive award was anticipated to be awarded at $510,000. In March 2012, when the annual long-term awards were granted, such amount was increased to $535,000. The Xylem LDCC approved this award to align Mr. Napolitano’s long-term compensation closer to market and to recognize Mr. Napolitano’s strong performance in 2011.

With these changes, Mr. Napolitano’s total compensation increased from 8% below market median to 2% above market median.

Frank R. Jimenez and Angela A. Buonocore

In December 2011, Mr. Jimenez and Ms. Buonocore each received an increase to their base salary of $25,000 to reflect a one-time additional salary adjustment in connection with the elimination of Company perquisites going forward. No other changes have been made to Mr. Jimenez’s and Ms. Buonocore’s compensation.

ITEM 6.            EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

XYLEM INC.
(Registrant)

May 3, 2012	/s/ John P. Connolly

John P. Connolly

Vice President and Chief Accounting Officer

(Principal Accounting Officer)

XYLEM INC.

EXHIBIT INDEX

Exhibit Number	Description	Location
(3.1)	Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K Current Report filed on October 13, 2011 (CIK No. 1524472, File No. 1-35229).

(3.2)	By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.2 of Xylem Inc.’s Form 8-K Current Report filed on October 13, 2011 (CIK No. 1524472, File No. 1-35229).

(4.1)	Indenture, dated as of September 20, 2011, between Xylem Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.2 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Xylem Inc. 3.550% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.3)	Form of Xylem Inc. 4.875% Senior Notes due 2021	Incorporated by reference to Exhibit 4.6 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.4)	Registration Rights Agreement, dated as of September 20, 2011, between Xylem Inc., ITT Corporation and J.P. Morgan Securities LLC, RBS Securities Inc. and Wells Fargo Securities, LLC as representatives of the Initial Purchasers	Incorporated by reference to Exhibit 4.8 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(10.28)	Form of Xylem Special Senior Executive Severance Pay Plan	Filed herewith.

(10.29)	Form of Xylem Enhanced Severance Pay Plan	Filed herewith.

(11)	Statement re computation of per share earnings	Information required to be presented in Exhibit 11 is provided under “Earnings Per Share” in Note 5 to the Condensed Consolidated and Combined Financial Statements in Part I, Item 1 “Condensed Consolidated and Combined Financial Statements” of this Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit Number	Description	Location
(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(95)	Mine Safety Disclosure	Filed herewith.

(101)	The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated and Combined Income Statements, (ii) Condensed Consolidated and Combined Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated and Combined Statements of Cash Flows and (v) Notes to Condensed Consolidated and Combined Financial Statements	Submitted electronically with this Report.