Form 10-Q
period 2012-06-30
Xylem Inc.
filed 2012-08-02
CIK 1524472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑

As of July 31, 2012, there were 185,593,824 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED INCOME STATEMENTS (Unaudited)

(in millions, except per share data)

	Three Months		Six Months
For the periods ended June 30,	2012	2011	2012	2011
Revenue	$966	$971	$1,891	$1,861
Cost of revenue	583	592	1,145	1,145

Gross profit	383	379	746	716
Selling, general and administrative expenses	220	219	451	429
Research and development expenses	28	26	56	50
Separation costs	6	18	11	21

Operating income	129	116	228	216
Interest expense	13	1	27	1
Other non-operating (expense) income, net	(1)	—	(2)	1

Income before taxes	115	115	199	216
Income tax expense	26	43	47	66

Net income	$89	$72	$152	$150

Earnings per share:
Basic	$0.48	$0.39	$0.82	$0.82
Diluted	$0.48	$0.39	$0.82	$0.82
Weighted average number of shares:
Basic	185.8	184.6	185.6	184.6
Diluted	186.2	184.6	186.1	184.6
Dividends declared per share	$0.1012	$—	$0.2024	$—

See accompanying notes to condensed consolidated and combined financial statements.

XYLEM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in millions)

	Three Months		Six Months
For the periods ended June 30,	2012	2011	2012	2011
Net income	$89	$72	$152	$150
Other comprehensive income, before tax:
Foreign currency translation adjustment	(70)	54	(21)	140
Net change in cash flow hedges:
Unrealized gains (losses)	(2)	—	2	—
Amount of loss reclassified into net income	(1)	—	(1)	—
Net change in postretirement benefit plans:
Amortization of net actuarial loss	3	1	5	1
Settlement	—	—	2	—

Other comprehensive (loss) income, before tax	(70)	55	(13)	141
Income tax expense related to items of other comprehensive income	1	—	3	—

Other comprehensive income, net of tax	(71)	55	(16)	141

Comprehensive income	$18	$127	$136	$291

See accompanying notes to condensed consolidated and combined financial statements.

XYLEM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$358	$318
Receivables, less allowances for discounts and doubtful accounts of $32 and $37 in 2012 and 2011, respectively	770	756
Inventories, net	467	426
Prepaid and other current assets	107	97
Deferred income tax assets	47	45

Total current assets	1,749	1,642
Property, plant and equipment, net	459	463
Goodwill	1,601	1,610
Other intangible assets, net	485	505
Other non-current assets	188	173

Total assets	$4,482	$4,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$327	$322
Accrued and other current liabilities	445	490
Short-term borrowings and current maturities of long-term debt	7	5

Total current liabilities	779	817
Long-term debt	1,199	1,201
Accrued postretirement benefits	313	316
Deferred income tax liability	176	165
Other non-current accrued liabilities	67	67

Total liabilities	2,534	2,566

Commitments and contingencies (Note 14)
Stockholders’ equity:
Common Stock – authorized 750.0 shares, par value $0.01 per share:
Issued 185.7 shares and 184.6 shares in 2012 and 2011, respectively	2	2
Capital in excess of par value	1,690	1,663
Retained earnings	153	40
Treasury stock – at cost 0.1 shares and 0 shares in 2012 and 2011, respectively	(3)	—
Accumulated other comprehensive income	106	122

Total stockholders’ equity	1,948	1,827

Total liabilities and stockholders’ equity	$4,482	$4,393

See accompanying notes to condensed consolidated and combined financial statements.

XYLEM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

For the six months ended June 30,	2012	2011
Operating Activities
Net income	$152	$150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67	68
Share-based compensation	10	5
Payments for restructuring	—	(6)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(16)	(54)
Changes in inventories	(44)	(31)
Changes in accounts payable	12	(14)
Changes in accrued liabilities	(24)	3
Changes in accrued taxes	(5)	26
Net changes in other assets and liabilities	(20)	11
Other, net	(7)	3
Net Cash – Operating activities	125	161
Investing Activities
Capital expenditures	(57)	(53)
Proceeds from the sale of property, plant and equipment	3	5
Other, net	1	—
Net Cash – Investing activities	(53)	(48)
Financing Activities
Net transfer to former parent	(6)	(112)
Issuance of short-term debt	3	—
Principal payments of debt and capital lease obligations	(3)	—
Purchase of common stock	(3)	—
Proceeds from exercise of employee stock options	16	—
Dividends paid	(39)	—
Other, net	1	—
Net Cash – Financing activities	(31)	(112)
Effect of exchange rate changes on cash	(1)	6
Net change in cash and cash equivalents	40	7
Cash and cash equivalents at beginning of year	318	131
Cash and cash equivalents at end of year	$358	$138
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$26	$—
Income taxes (net of refunds received)	$54	$18

See accompanying notes to condensed consolidated and combined financial statements.

XYLEM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Background and Basis of Presentation

Background

Xylem Inc. (“Xylem” or the “Company”) is a leading equipment and service provider for water and wastewater applications with a broad portfolio of products and services addressing the full cycle of water, from collection, distribution and use to the return of water to the environment. Xylem operates in two segments, Water Infrastructure and Applied Water. The Water Infrastructure segment focuses on the transportation, treatment and testing of water, offering a range of products including water and wastewater pumps, treatment and testing equipment, and controls and systems. The Applied Water segment encompasses the uses of water and focuses on the residential, commercial, industrial and agricultural markets. The Applied Water segment’s major products include pumps, valves, heat exchangers, controls and dispensing equipment. Xylem Inc. was incorporated in Indiana on May 4, 2011.

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

The Spin-off was completed pursuant to the Distribution Agreement, dated as of October 25, 2011 (the “Distribution Agreement”), among ITT, Exelis Inc. (“Exelis”) and Xylem. After the Distribution Date, ITT did not beneficially own any shares of Xylem common stock and, following such date, financial results of Xylem have not been consolidated in ITT’s financial reporting. Xylem’s Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (“SEC”) was declared effective on October 6, 2011. Xylem’s common stock began “regular-way” trading on the New York Stock Exchange on November 1, 2011 under the symbol “XYL”.

Hereinafter, except as otherwise indicated or unless the context otherwise requires, “Xylem,” “we,” “us,” “our” and “the Company” refer to Xylem Inc. and its subsidiaries. References in the notes to the condensed consolidated and combined financial statements to “ITT” or “parent” refer to ITT Corporation and its consolidated subsidiaries (other than Xylem Inc.).

Basis of Presentation

The interim condensed consolidated and combined financial statements reflect our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intracompany transactions between our businesses have been eliminated. On and prior to October 31, 2011, our financial position, results of operations and cash flows consisted of the water equipment and services businesses of ITT Corporation (“WaterCo”) and have been derived from ITT’s historical accounting records and are presented on a carve-out basis through the Distribution Date, while our financial results for Xylem post Spin-off are prepared on a stand-alone basis. As such, our Condensed Consolidated and Combined Statements of Income,

Comprehensive Income and Cash Flows for the periods ended June 30, 2012 consist of the consolidated results of Xylem on a stand-alone basis and for the periods ended June 30, 2011 consist entirely of the combined results of WaterCo on a carve-out basis.

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

Both Xylem and ITT consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Subsequent to the Spin-off, we have performed these functions using our own resources or purchased services, certain of which have been provided by ITT and Exelis under a transition services agreement, at a cost of approximately $1 million per quarter that is expected to extend for a period of 3 to 24 months from the Distribution Date in most circumstances.

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

Our quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the fourth quarter which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as ending on the last day of the calendar quarter.

Note 2. Recently Issued Accounting Pronouncements

Pronouncements Not Yet Adopted

In July 2012, the FASB provided companies with the option to make an initial qualitative evaluation, based on events and circumstances, to determine the likelihood of an impairment of an indefinite-lived intangible asset. The results of this qualitative assessment determine whether it is necessary to perform the currently required quantitative comparison of the indefinite-lived intangible asset’s fair value to its carrying amount. If it is more likely than not that the fair value of the intangible asset is less than its carrying amount, a company would be required to perform the quantitative assessment. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of the guidance is not expected to have a material impact on our financial condition, results of operations or cash flows.

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

In June 2011, the FASB issued authoritative guidance surrounding the presentation of comprehensive income, with an objective of increasing the prominence of items reported in other comprehensive income (“OCI”). The guidance requires most entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. We have adopted this guidance with retrospective application as of January 1, 2012, and have presented total comprehensive income in our Condensed Consolidated and Combined Statements of Comprehensive Income.

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

Note 3. Separation Costs

The components of non-recurring separation costs incurred as a result of the Spin-off are presented below.

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Rebranding and marketing costs	$2	$1	$4	$1
Employee retention and hiring costs	1	3	1	4
Information and technology costs	1	7	1	7
Advisory fees and other	2	7	5	9

Total separation costs in operating income	6	18	11	21
Income tax (benefit) expense	(2)	9	(3)	8

Total separation costs, net of tax	$4	$27	$8	$29

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

The income tax provision for the three months ended June 30, 2012 was $26 million at an effective tax rate of 23.3%, compared to $43 million at an effective tax rate of 37.4% for the same period in 2011. The income tax provision for the six months ended June 30, 2012 was $47 million at an effective tax rate of 23.9%, compared to $66 million at an effective tax rate of 30.6% for the same period in 2011. The decrease in the effective tax rate for the three and six months ended June 30, 2012 as compared to the same periods in 2011 was primarily due to a reduction in the tax separation costs, partly offset by our geographic mix of earnings in 2012.

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

The amount of unrecognized tax benefits at June 30, 2012 was $6 million which, if ultimately recognized, will reduce our annual effective tax rate. We do not believe that the unrecognized tax benefits will significantly change within the next twelve months.

We classify interest relating to unrecognized tax benefits as a component of other non-operating income, net and tax penalties as a component of income tax expense in our Condensed Consolidated and Combined Income Statements. As of June 30, 2012, we had less than $1 million of interest accrued for unrecognized tax benefits.

Note 5. Earnings Per Share

The following is a summary of the calculation of basic and diluted net earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011 (a)	2012	2011 (a)
Net income (in millions)	$89	$72	$152	$150
Shares (in thousands):
Weighted average common shares outstanding	185,546	184,570	185,254	184,570
Add: Participating securities (b)	303	—	370	—

Weighted average common shares outstanding — Basic	185,849	184,570	185,624	184,570
Plus incremental shares from assumed conversions: (c)
Dilutive effect of stock options	217	—	253	—
Dilutive effect of restricted stock	181	—	177	—

Weighted average common shares outstanding — Diluted	186,248	184,570	186,054	184,570

Basic earnings per share	$0.48	$0.39	$0.82	$0.82
Diluted earnings per share	$0.48	$0.39	$0.82	$0.82

(a)	Basic and diluted earnings per share for all periods prior to the Spin-off reflect the number of distributed shares on the Distribution Date, or 184.6 million shares. At the time of the Spin-off, ITT stock options and restricted stock awards were converted to awards of Xylem, and therefore there were no dilutive securities outstanding for the period prior to Spin-off.

(b)	Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

(c)	Incremental shares from stock options and restricted stock are computed by the treasury stock method. The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock awards, reduced by the repurchase of shares with the proceeds from the assumed exercises, unrecognized compensation expense for outstanding awards and the estimated tax benefit of the assumed exercises.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Stock options	4,510	—	4,408	—
Restricted shares	993	—	918	—

Note 6. Inventories

(in millions)	June 30, 2012	December 31, 2011
Finished goods	$183	$168
Work in process	41	31
Raw materials	243	227

Total inventories, net	$467	$426

Note 7. Property, Plant and Equipment

(in millions)	June 30, 2012	December 31, 2011
Land, buildings and improvements	$240	$237
Machinery and equipment	616	598
Equipment held for lease or rental	168	152
Furniture and fixtures	91	86
Construction work in progress	37	53
Other	22	21

	1,174	1,147
Less accumulated depreciation	715	684

Total property, plant and equipment, net	$459	$463

Depreciation expense of $21 million and $44 million was recognized in the three and six month periods ended June 30, 2012, respectively, and $25 million and $47 million for the three and six month periods ended June 30, 2011, respectively.

Note 8. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill by operating segment for the six months ended June 30, 2012 are as follows:

(in millions)	Water Infrastructure	Applied Water	Total
Balance as of December 31, 2011	$1,054	$556	$1,610
Activity in 2012
Foreign currency and other	(6)	(3)	(9)

Balance as of June 30, 2012	$1,048	$553	$1,601

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

Other Intangible Assets

Information regarding our other intangible assets is as follows:

	June 30, 2012			December 31, 2011
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$305	$(62)	$243	$309	$(51)	$258
Proprietary technology	102	(26)	76	102	(23)	79
Trademarks	32	(12)	20	32	(11)	21
Patents and other	21	(16)	5	21	(15)	6
Indefinite-lived intangibles	141	—	141	141	—	141

	$601	$(116)	$485	$605	$(100)	$505

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

Amortization expense related to finite lived intangible assets of $9 million and $17 million was recognized in the three and six month periods ended June 30, 2012, respectively, and $8 million and $16 million for the three and six month periods ended June 30, 2011, respectively.

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

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions and principally manage our exposures to these risks through management of our core business activities. Certain of our foreign operations expose us to fluctuations of foreign interest rates and exchange rates that may impact revenues, expenses, cash receipts and payments. We enter into derivative financial instruments to protect the value or fix the amount of certain cash flows in terms of the functional currency of the business unit with that exposure.

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

Beginning in 2012, certain business units within our segments with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive income and is subsequently reclassified into either revenue or cost of revenue (hedge of sales classified into revenue and hedge of purchases classified into cost of revenue) in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivative is recognized directly in selling, general and administrative expenses. Our policy is to de–designate cash flow hedges at the time forecasted transactions are recognized as assets or liabilities on a business unit’s balance sheet and report subsequent changes in fair value through selling, general and administrative expenses where the gain or loss due to movements in currency rates on the underlying asset or liability is revalued. If it becomes probable that the originally forecasted transaction will not occur, the gain or loss related to the hedge recorded within accumulated other comprehensive income is recognized into net income.

Listed in the table below are the outstanding foreign currency derivatives that were used to hedge foreign exchange risks as of June 30, 2012.

(in millions; except number of instruments)
Foreign Currency Derivative	Number of Instruments	Notional Sold	Sell Notional Currency	Notional Purchased	Buy Notional Currency
Buy PLN/ Sell EUR forward	5	5.6	Euro (EUR)	25.0	Polish Zloty (PLN)
Buy HUF/ Sell EUR forward	5	3.4	Euro (EUR)	1,080.0	Hungarian Forint (HUF)
Sell CAD/ Buy SEK forward	9	9.3	Canadian Dollar (CAD)	63.4	Swedish Krona (SEK)
Sell EUR/ Buy SEK forward	6	14.5	Euro (EUR)	129.3	Swedish Krona (SEK)
Sell USD/ Buy SEK forward	15	30.0	United States Dollar (USD)	208.2	Swedish Krona (SEK)
Sell AUD/ Buy SEK forward	7	7.5	Australian Dollar (AUD)	52.6	Swedish Krona (SEK)

The tables below present the effect of our derivative financial instruments on the Condensed Consolidated and Combined Income Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives in Cash Flow Hedging Relationships Foreign Exchange Contracts
Amount of gain (loss) recognized in OCI (a)	$(2)	$—	$2	$—
Amount of (gain) loss reclassified from OCI into cost of revenue (a)	(1)	—	(1)	—
Amount of gain (loss) recognized in net income (b)	—	—	—	—

(a)	Effective portion
(b)	Ineffective portion and amount excluded from effectiveness testing

As of June 30, 2012, $1 million of the net unrealized gains on cash flow hedges is expected to be reclassified into earnings in the next 12 months. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in selling, general and administrative expenses in the Condensed Consolidated and Combined Income Statements and, for the three and six months ended June 30, 2012, was not material.

The fair values of our foreign exchange contracts were as follows:

(in millions)	June 30, 2012
Derivatives designated as hedging instruments
Assets
Other current assets	$1

Total fair value	$1

Note 10. Accrued and Other Current Liabilities

(in millions)	June 30, 2012	December 31, 2011
Compensation and other employee-benefits	$201	$211
Customer-related liabilities	48	53
Accrued warranty costs	40	42
Accrued income taxes	66	77
Deferred income tax liability	9	8
Other accrued liabilities	81	99

Total accrued and other current liabilities	$445	$490

Note 11. Credit Facilities and Long-Term Debt

(in millions)	June 30, 2012	December 31, 2011
Short-term borrowings and current maturities of long-term debt	$7	$5
Long-term debt
3.550% Senior Notes due 2016 (a)	600	600
4.875% Senior Notes due 2021 (a)	600	600
Other	—	2
Unamortized discount (b)	(1)	(1)

Long-term debt	$1,199	$1,201

Total debt	$1,206	$1,206

(a)	The fair value of our Senior Notes as of June 30, 2012 and December 31, 2011 was determined using prices for the identical security obtained from an external pricing service, which are considered Level 2 inputs. As of June 30, 2012 and December 31, 2011, the fair value of our Senior Notes due 2016 was $630 million and $625 million, respectively, and the fair value of our Senior Notes due 2021 was $676 million and $642 million, respectively.

(b)	The unamortized discount is recognized as a reduction in the carrying value of the Senior Notes in the Condensed Consolidated Balance Sheets and is being amortized to interest expense in our Condensed Consolidated and Combined Income Statements over the expected remaining terms of the Senior Notes.

Senior Notes

On September 20, 2011, we issued 3.550% Senior Notes of $600 million aggregate principal amount due September 2016 (the “2016 Notes”) and 4.875% Senior Notes of $600 million aggregate principal amount due October 2021 (the “2021 Notes” and together with the 2016 Notes, the “Senior Notes”).

The issuance resulted in gross proceeds of $1.2 billion, offset by $9 million in debt issuance costs which were capitalized and are included within other assets. The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and lease-back transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods), including but not limited to, (i) failure to pay interest for 30 days, (ii) failure to pay principal when due, (iii) failure to perform any other covenant for 90 days after receipt of notice from the trustee or from holders of 25% of the outstanding principal amount and (iv) certain events of bankruptcy, insolvency or reorganization. We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. As of June 30, 2012, we were in compliance with all covenants. If a change of control of Xylem triggering event occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.

Interest on the Senior Notes accrues from September 20, 2011. Interest on the 2016 Notes is payable on March 20 and September 20 of each year, commencing on March 20, 2012. Interest on the 2021 Notes is payable on April 1 and October 1 of each year, commencing on April 1, 2012.

In connection with the issuance of the Senior Notes on September 20, 2011, ITT, Xylem and the initial purchasers of the Senior Notes entered into a registration rights agreement with respect to the Senior Notes. Pursuant to that agreement, on June 14, 2012, Xylem filed a registration statement with respect to offers to exchange the Senior Notes for new registered notes, with terms substantially identical in all material respects to the Senior Notes except for the elimination of the transfer restrictions and related rights.

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

Note 12. Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income for defined benefit pension plans, disaggregated by domestic and international plans.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011 (a)	2012	2011 (a)
Domestic defined benefit pension plans
Net periodic benefit cost:
Service cost	$—	$1	$1	$1
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of net actuarial loss	1	—	1	—

Net periodic benefit cost	$1	$1	$2	$1

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	$—	$—	$—	$—
Prior service cost	—	—	—	—
Amortization of net actuarial loss	(1)	—	(1)	—

Change recognized in other comprehensive income	$(1)	$—	$(1)	$—

International defined benefit pension plans:
Net periodic benefit cost:
Service cost	$2	$1	$5	$2
Interest cost	7	2	14	4
Expected return on plan assets	(7)	(1)	(15)	(1)
Amortization of net actuarial loss	2	1	4	1
Settlement	—	—	2	—

Net periodic benefit cost	$4	$3	$10	$6

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss	$—	$—	$—	$—
Amortization of net actuarial loss	(2)	(1)	(4)	(1)
Settlement	—	—	(2)	—

Change recognized in other comprehensive income	$(2)	$(1)	$(6)	$(1)

Totals:
Net periodic benefit cost	$5	$4	$12	$7
Recognized in other comprehensive income	(3)	(1)	(7)	(1)

Total recognized in comprehensive income	$2	$3	$5	$6

(a)	Represents periods prior to Spin-off from ITT and does not include plans transferred from ITT in connection with the Spin-off, which were accounted for previously as multi-employer plans.

We contributed $19 million and $6 million during the six months ended June 30, 2012 and 2011, respectively. The contributions for the six months ended June 30, 2012 included $2 million to purchase an annuity in connection with the settlement of five international pension plans. Additional contributions ranging between $15 million and $20 million are expected during the remainder of 2012.

Note 13. Stock-Based Compensation Plans

The following table provides detail related to share-based compensation expense.

Three Months Ended June 30,
(in millions)	2012	2011
	Xylem Employees	Xylem Employees	Other Employee Allocations	2011 Total
Equity-based Compensation	$5	$1	$1	$2
Liability-based Compensation	—	—	1	1

Six Months Ended June 30,
(in millions)	2012	2011
	Xylem Employees	Xylem Employees	Other Employee Allocations	2011 Total
Equity-based Compensation	$10	$2	$3	$5
Liability-based Compensation	—	—	1	1

For 2011, a significant component of these charges related to costs allocated to Xylem for ITT corporate employees as well as other ITT employees not solely dedicated to Xylem. These allocated costs are not necessarily indicative of awards and amounts that would have been granted if we were an independent, publicly traded company for the periods presented.

The unamortized compensation expense related to our stock options and restricted shares was $16 million and $27 million, respectively, at June 30, 2012 and is expected to be recognized over a weighted average period of 2.4 and 2.3 years, respectively. The amount of cash received from the exercise of stock options was $16 million for the six months ended June 30, 2012. We classify as a financing activity the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock lapses.

Restricted Stock Grants

The following is a summary of restricted stock activity for the six months ended June 30, 2012:

(in thousands, except for per share amounts)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at December 31, 2011	1,488	$25.93

Granted	533	$26.60
Vested	(296)	$21.19
Forfeited	(99)	$27.14

Outstanding at June 30, 2012	1,626	$26.95

Stock Option Grants

The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2012:

(in thousands, except for per share amounts)	Shares	Weighted Average Exercise Price /Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2011	4,590	$25.83	5.4

Granted	852	$26.60	10.0
Exercised	(644)	$24.63	0.1
Forfeited	(199)	$26.81	9.0

Outstanding at June 30, 2012	4,599	$26.10	6.2

Options exercisable at June 30, 2012	2,012	$25.26	2.4

The aggregate intrinsic value of all outstanding and exercisable stock options as of June 30, 2012 was $6 million and $5 million, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the six months ended June 30, 2012 was $1 million.

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

On December 20, 2011, the Ad Hoc Committee of ITT Bondholders filed a Complaint in New York State court alleging that ITT breached the early redemption provisions of certain bonds issued in 2009. In 2009, ITT issued $500 million in bonds maturing in 2019 at an interest rate of 6.125%. The documents governing the bonds contained certain provisions addressing early redemptions. On September 20, 2011, ITT notified the holders of the debt that it intended to redeem the bonds on October 20, 2011 in accordance with the terms of the governing documents. On October 18, 2011, the redemption price was disclosed. The Plaintiffs contend that ITT used an improper discount rate in calculating the redemption price and otherwise failed to comply with required redemption procedures. The Plaintiffs alleged damages in excess of $5 million and further alleged that if such damages are extended to all holders of these bonds, the damages would be in excess of $15 million. The costs associated with this matter are shared with ITT and Exelis in accordance with the Distribution Agreement (21% ITT, 39% Exelis and 40% Xylem). The Complaint was resolved on July 10, 2012 and the resolution will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

While very few claims have been asserted against Xylem alleging injury caused by any of our products resulting from asbestos exposure, it is possible that additional claims could be filed in the future. We believe there are numerous legal defenses available for such claims and, should such a claim not be indemnifiable by ITT, we would defend ourselves vigorously. Pursuant to the Distribution Agreement, ITT will indemnify Xylem for asbestos product liability matters, including settlements, judgments, and legal defense costs associated with all pending and future claims that may arise from past sales of ITT’s legacy products. We believe ITT remains a substantial entity with sufficient financial resources to honor its obligations to us.

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

Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $13 million and $15 million as of June 30, 2012 and December 31, 2011, respectively, for environmental matters.

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

(in millions)	2012	2011
Warranty accrual – January 1	$42	$38
Net changes for product warranties in the period	15	13
Settlement of warranty claims	(16)	(15)
Other	(1)	1

Warranty accrual – June 30	$40	$37

Note 15. Related Party Transactions

During the three months and six months ended June 30, 2011, we sold inventory to other ITT businesses in the aggregate amount of $3 million and $7 million, respectively, which is included in revenue in our condensed consolidated and combined financial statements. In addition, we recognized cost of sales from the inventory purchased from other ITT businesses of $3 million and $6 million for the three months and six months ended June 30, 2011, respectively.

Prior to the Spin-off, the condensed consolidated and combined financial statements include expense allocations for certain functions provided by ITT, as well as other ITT employees not solely dedicated to Xylem, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, and share-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measure. During the three months and six months ended June 30, 2011, we were allocated general corporate expenses incurred by ITT which are included within selling, general and administrative expenses in the Condensed Consolidated and Combined Income Statements for 2011 of $38 million, which included $14 million of separation costs, and $64 million, which included $17 million of separation costs, respectively.

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

Note 16. Segment Information

Our business is organized into two segments: Water Infrastructure and Applied Water. The Water Infrastructure segment, comprising our Water Solutions (f/k/a Water & Wastewater) and Analytics operating units, focuses on the transportation, treatment and testing of water, offering a range of products including water and wastewater pumps, treatment and testing equipment, and controls and systems. The Applied Water segment, comprising our Residential & Commercial Water and Flow

Control operating units, encompasses the uses of water and focuses on the residential, commercial, industrial and agricultural markets offering a wide range of products including pumps, valves, heat exchangers, controls and dispensing equipment. Corporate and other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as the Spin-off and environmental matters that are managed at a corporate level and are not included in the business segments in evaluating performance or allocating resources.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2011 Annual Report). The following tables contain financial information for each reportable segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Revenue:
Water Infrastructure	$609	$602	$1,193	$1,153
Applied Water	373	385	728	740
Eliminations	(16)	(16)	(30)	(32)

Total	$966	$971	$1,891	$1,861

Operating Income:
Water Infrastructure	$93	$94	$167	$158
Applied Water	52	50	92	96
Corporate and other	(16)	(28)	(31)	(38)

Total	$129	$116	$228	$216

Depreciation and Amortization:
Water Infrastructure	$24	$28	$50	$53
Applied Water	7	7	14	15
Corporate and other	2	—	3	—

Total	$33	$35	$67	$68

Capital Expenditures:
Water Infrastructure	$21	$26	$41	$41
Applied Water	3	7	13	10
Corporate and other	2	1	3	2

Total	$26	$34	$57	$53

The following table contains the total assets for each reportable segment.

	Total Assets
(in millions)	June 30, 2012	December 31, 2011
Water Infrastructure	$2,734	$2,745
Applied Water	1,273	1,234
Corporate and other	475	414

Total	$4,482	$4,393

Corporate and other consists of items pertaining to our corporate headquarters function, which principally consist of cash, deferred tax assets, pension assets and certain property, plant and equipment.

Note 17. Subsequent Events

On July 13, 2012 we acquired MJK Automation (“MJK”), a leading manufacturer of flow and level sensors, and measurement and control technology for water and wastewater applications, for approximately $12.3 million. MJK generated revenue of approximately $10.7 million for the fiscal year ended June 30, 2012 and employs 50 people at sites within Denmark, Norway, the Netherlands, and the United States.

On July 26, 2012, the Company completed its offers to exchange the Senior Notes for new registered notes, with terms substantially identical in all material respects to the Senior Notes except for the elimination of the transfer restrictions and related rights.

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

Caution should be taken not to place undue reliance on any such forward-looking statements because they involve risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”) and with other filings we make with the SEC.

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

On October 31, 2011, ITT Corporation (“ITT”) completed the Spin-off of Xylem, formerly ITT’s water equipment and services businesses (the “Spin-off”). Effective as of 12:01 a.m., Eastern time on October 31, 2011 (the “Distribution Date”), the common stock of Xylem was distributed, on a pro rata basis, to ITT’s shareholders of record as of the close of business on October 17, 2011 (the “Record Date”). On and prior to October 31, 2011, our financial position, results of operations and cash flows consisted of the water equipment and services businesses of ITT Corporation (“WaterCo”) and have been derived from ITT’s historical accounting records and are presented on a carve-out basis through the Distribution Date, while our financial results for Xylem following the Spin-off are prepared on a stand-alone basis. As such, our Condensed Consolidated and Combined Income and Comprehensive Income Statements for the three and six month periods ended June 30, 2012 and our Condensed Consolidated and Combined Statement of Cash Flows for the six months ended June 30, 2012 consist of the consolidated results of Xylem on a stand-alone basis and for the three and six months ended June 30, 2011 consist entirely of the combined results of WaterCo on a carve-out basis.

Overview

Xylem Inc. (“Xylem” or the “Company”) is a leading equipment and service provider for water and wastewater applications with a broad portfolio of products and services addressing the full cycle of water, from collection, distribution and use to the return of water to the environment. Xylem operates in two segments, Water Infrastructure and Applied Water. The Water Infrastructure segment focuses on the transportation, treatment and testing of water, offering a range of products including water and wastewater pumps, treatment and testing equipment, and controls and systems. The Applied Water segment encompasses all the uses of water and focuses on the residential, commercial, industrial and agricultural markets. The segment’s major products include pumps, valves, heat exchangers, controls and dispensing equipment. Xylem Inc. was incorporated in Indiana on May 4, 2011.

Our business focuses on providing technology-intensive equipment and services within the water industry supply chain. We sell our equipment and services via direct and indirect channels that serve the needs of each customer type. On the public utility side, we provide over 70% direct sales with strong application expertise, with the remaining amount going through distribution partners. To end users of water, we provide over 85% of our sales through long-standing relationships with the world’s leading distributors, with the remainder going direct to customers. The total market opportunity for this equipment and services portion of the water industry supply chain is estimated at $280 billion.

Our product and service offerings are organized into two segments: Water Infrastructure and Applied Water. Our segments are aligned with each of the sectors in the cycle of water, supply infrastructure and usage applications.

•

Water Infrastructure serves the supply infrastructure sector with pump systems that transport water from aquifers, lakes, rivers and seas; with filtration, ultraviolet and ozone systems that provide treatment, making the water fit to use; and providing pump lift stations that move the wastewater to treatment facilities where our mixers, biological treatment, disinfection, monitoring, and control systems provide the primary functions in the treatment process. We provide analytical instrumentation used to measure water quality, flow, and level in wastewater, surface water, and coastal environments.

•

Applied Water serves the usage applications sector with water boosting systems for drinking; heating, ventilation and air conditioning and for fire protection systems to the residential and commercial building services markets. In addition, our pumps, heat exchangers, valves and controls provide cooling to power plants and manufacturing facilities, as well as circulation for food and beverage processing. We also provide boosting systems for farming irrigation, pumps for dairy operations, and rainwater reuse systems for small scale crop and turf irrigation.

Executive Summary

Xylem reported revenue for the second quarter 2012 of $966 million, a decrease of 0.5% compared to $971 million during the comparable quarter in 2011. Revenue grew 4.5% on a constant currency basis, driven by our recently acquired YSI business combined with strong industrial performance. Operating income for the second quarter of 2012, excluding separation costs of $6 million, was $135 million, reflecting an increase of $1 million or 0.7% compared to $134 million, excluding separation costs of $18 million in the second quarter of 2011. Operating income in 2012 was muted by costs incurred as a standalone company which were not incurred prior to the Spin-off.

Additional financial highlights for the three months ended June 30, 2012 include the following:

•	Order growth of 2.3% over the prior year period, excluding negative currency translation impact

•	Net income of $89 million, or $0.48 per diluted share

•	Free cash flow generation of $86 million for the six months ended June 30, 2012, down $48 million from the comparable 2011 period

2012 Outlook

The current global economic environment, particularly in Europe, presented difficult market conditions during the second quarter of 2012. Generally, these difficult economic conditions are expected to continue into the second half of 2012, as the instability in the financial markets and geopolitical environment continues. As a result, we are planning restructuring and realignment actions in the second half of 2012, primarily in Europe, to improve operational efficiencies. We expect to incur approximately $15 to $20 million of restructuring and realignment costs during the remainder of 2012.

Additionally, we currently generate approximately 63% of our revenue outside the U.S., which is impacted by changes in foreign currency exchange rates, particularly the Euro, Swedish Krona, British Pound, Australian Dollar, Canadian Dollar, Polish Zloty, and Hungarian Forint. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ from expectations. In this uncertain economy, significant fluctuations in foreign exchange rates may continue.

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

•

“constant currency” defined as financial results adjusted for currency by translating current period and prior period activity using the same currency conversion rate. This approach is used for countries whose functional currency is not the U.S. dollar.

•

“adjusted net income” and “adjusted earnings per share” defined as net income and earnings per share, respectively, adjusted to exclude non-recurring separation costs associated with the Spin-off and tax-related special items. A reconciliation of adjusted net income is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2012	2011	2012	2011
Net income	$89	$72	$152	$150
Separation costs, net of tax	4	27	8	29
Tax-related special items	(1)	4	(1)	4

Adjusted net income	$92	$103	$159	$183

Weighted average number of shares - Diluted	186.2	184.6	186.1	184.6
Adjusted earnings per share (a)	$0.49	$0.56	$0.85	$0.99

(a)	Subsequent to the Spin-off on October 31, 2011, we had 184.6 million shares of common stock outstanding and this share amount is being utilized to calculate diluted earnings per share for all periods prior to October 31, 2011 presented.

•	“operating expenses excluding separation costs” defined as operating expenses, adjusted to exclude non-recurring costs incurred in connection with the separation.

•

“adjusted segment operating income” defined as segment operating income, adjusted to exclude non-recurring costs incurred in connection with the separation and “adjusted segment operating margin” defined as adjusted segment operating income divided by total segment revenue.

•

“free cash flow” defined as net cash provided by operating activities less capital expenditures as well as adjustments for other significant items that impact current results that management believes are not related to our ongoing operations and performance. Our definition of free cash flow does not consider certain non-discretionary cash payments, such as debt. The following table provides a reconciliation of free cash flow.

	Six Months Ended June 30,
(In millions)	2012	2011
Net cash provided by operating activities	$125	$161
Capital expenditures	(57)	(53)
Separation cash payments (a)	18	26

Free cash flow	$86	$134

(a)	Includes separation costs allocated by ITT in 2011 that have been treated as though they were settled in cash and capital expenditures associated with the spin of $2 million and $5 million for 2012 and 2011, respectively.

Results of Operations

(In millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change		2012	2011	Change
Revenue	$966	$971	(0.5)%		$1,891	$1,861	1.6%
Gross Profit	383	379	1.1%		746	716	4.2%
Gross Margin	39.6%	39.0%	60	bp	39.5%	38.5%	100	bp
Operating expenses excluding separation costs	248	245	1.2%		507	479	5.8%
Expense to revenue ratio	25.7%	25.2%	50	bp	26.8%	25.7%	110	bp
Separation costs	6	18	(66.7)%		11	21	(47.6)%
Total operating expenses	254	263	(3.4)%		518	500	3.6%
Operating Income	129	116	11.2%		228	216	5.6%
Operating Margin	13.4%	11.9%	150	bp	12.1%	11.6%	50	bp
Interest and other non-operating expense (income), net	14	1			29	—
Income tax expense	26	43	(39.5)%		47	66	(28.8)%
Tax rate	23.3%	37.4%	(1,410	)bp	23.9%	30.6%	(670	)bp
Net Income	$89	$72	23.6%		$152	$150	1.3%

Revenue

Revenue generated during the three and six months ended June 30, 2012 was $966 million and $1,891 million, respectively, reflecting a decrease of $5 million or 0.5% and an increase of $30 million or 1.6% as compared to the same respective prior year periods. On a constant currency basis, revenue grew 4.5% and 5.0% for the three and six months ended June 30, 2012, respectively. The following table illustrates the impact from organic growth, recent acquisitions, and fluctuations in foreign currency, in relation to revenue during the three and six months ended June 30, 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	Change	% Change	Change	% Change
2011 Revenue	$971		$1,861
Organic growth	12	1.2%	27	1.5%
Acquisitions	32	3.3%	66	3.5%

Constant Currency	44	4.5%	93	5.0%
Foreign currency translation(a)	(49)	(5.0)%	(63)	(3.4)%

Total change in revenue	(5)	(0.5)%	30	1.6%

2012 Revenue	$966		$1,891

(a)	Foreign currency impact primarily due to fluctuations in the value of the Euro against the U.S. Dollar.

The following table summarizes revenue by segment:

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2012	2011	As Reported Change	Constant Currency Change	2012	2011	As Reported Change	Constant Currency Change
Water Infrastructure	$609	$602	1.2%	7.3%	$1,193	$1,153	3.5%	7.5%
Applied Water	373	385	(3.1)%	0.3%	728	740	(1.6)%	0.8%
Eliminations	(16)	(16)			(30)	(32)

Total	$966	$971	(0.5)%	4.5%	$1,891	$1,861	1.6%	5.0%

Water Infrastructure

Water Infrastructure revenue increased $7 million, or 1.2% for the second quarter of 2012 (7.3% growth at constant currency) and $40 million, or 3.5% for the six months ended June 30, 2012 (7.5% growth at constant currency) compared to the respective 2011 periods. The growth on a constant currency basis was driven by organic revenue growth and benefits from acquisitions.

Organic revenue growth of $11 million or 1.8% during the quarter was primarily attributable to transport performance, particularly in the public utility sector of emerging markets, as well as dewatering applications within industrial markets. Revenues from treatment decreased due to weaker sales in developed markets mainly due to challenging economic conditions within Europe and timing of projects, but were partially offset by strength in the Middle East, Africa, and Latin America. The test business also declined primarily due to weakness in Europe.

Incremental revenue from the YSI acquisition in September 2011 contributed $32 million and $66 million for the three and six months ended June 30, 2012, respectively.

Applied Water

Applied Water revenue decreased $12 million, or 3.1% for the second quarter of 2012 (0.3% growth at constant currency) and $12 million, or 1.6% for the six months ended June 30, 2012 (0.8% growth at constant currency) compared to the respective 2011 periods. The revenue growth on a constant currency basis was due to modest organic revenue growth.

Organic revenue growth was flat for the second quarter and increased $5 million, or 0.7% for the six months ended June 30, 2012 as compared to the prior year as price increases more than offset volume declines, largely driven by uncertainties with the economy in Europe. On an application basis, industrial water increased overall due to strength in the U.S. markets, partially offset by European declines. This growth was largely offset by declines in building services, due to weakness in Europe, Middle East, Africa, and Asia, and declines in irrigation as growth in the Americas was more than offset by reductions primarily in Europe.

Orders / Backlog

Orders received during the second quarter of 2012 decreased by $28 million, or 2.8% over the second quarter of the prior year to $970 million (2.3% growth at constant currency), including a benefit of $30 million from acquisitions. Orders received during the six months of 2012 decreased by $2 million from the respective prior year period, or 0.1% to $1,974 million (3.4% growth at constant currency), including a benefit of $67 million from acquisitions. Organic order growth declined 0.7% for the second quarter and was flat for the six months ended June 30, 2012.

The Water Infrastructure segment order growth decreased $15 million, or 2.4% to $617 million (4.0% growth at constant currency), for the quarter ended June 30, 2012 as compared to the respective prior year quarter, including $30 million from acquisitions. Organic order volume declined 0.8% principally due to slowed or delayed projects from the uncertainty in Europe, particularly within the treatment market. Orders received during the six months of 2012 increased $11 million, or 0.9% to $1,255 million (5.1% growth at constant currency) as compared to the respective prior year period, including $67 million from acquisitions. The decrease in the year-to-date organic orders of 0.2% is attributable to the strong first quarter orders particularly within the industrial dewatering market and flood mitigation in Australia more than offset by the second quarter declines.

Applied Water order growth decreased $13 million and $12 million, or 3.4% (flat at constant currency) and 1.6% (0.8% growth at constant currency) for the three and six month periods ending June 30, 2012, respectively. Organic order volume was relatively flat for both the three and six month periods reflecting the similar market dynamics impacting revenue.

Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. Total backlog was $720 million at June 30, 2012, a decrease of $38 million or 5% as compared to $758 million at June 30, 2011 and an increase of $69 million or 10.6% as compared to $651 million at December 31, 2011. We anticipate that approximately 80% of the backlog at June 30, 2012 will be recognized as revenue in the remainder of 2012.

Gross Margin

Gross margin as a percentage of revenue increased to 39.6% for the quarter ended and 39.5% for the six months ended June 30, 2012 compared to 39.0% and 38.5%, respectively, for the comparable periods of 2011. The increase is primarily attributable to benefits from price realization initiatives, factory productivity, favorable material costs, and incremental revenue as a result of the acquisition of YSI. These benefits were offset, in part, by higher labor costs and general inflation impacts.

Operating Expenses excluding Separation Costs

The following table presents operating expenses for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2012	2011	Change		2012	2011	Change
Selling, General and Administrative (SG&A)	$220	$219	0.4%		$451	$429	5.1%
SG&A as a % of revenue	22.8%	22.6%	20	bp	23.8%	23.1%	70	bp
Research and Development (R&D)	$28	$26	7.7%		$56	$50	12%
R&D as a % of revenue	2.9%	2.7%	20	bp	3.0%	2.7%	30	bp
Operating expenses excluding separation costs	$248	$245	1.2%		$507	$479	5.8%
Expense to revenue	25.7%	25.2%	50	bp	26.8%	25.7%	110	bp

Selling, General and Administrative Expenses

SG&A increased by $1 million to $220 million or 22.8% of revenue in the second quarter of 2012, as compared to $219 million or 22.6% of revenue in the second quarter of 2011; and increased by $22 million to $451 million or 23.8% of revenue in the six months ended June 30, 2012, as compared to

$429 million or 23.1% of revenue in 2011. The increase in SG&A expenses as a percentage of revenue is primarily due to additional expenses incurred as a standalone company, which were partially offset by cost saving initiatives instituted by the Company.

Research and Development Expenses

R&D spending increased $2 million to $28 million or 2.9% of revenue in the second quarter of 2012 as compared to $26 million or 2.7% of revenue in the comparable period of 2011; and increased by $6 million to $56 million or 3.0% of revenue for the six months ended June 30, 2012 as compared to $50 million, or 2.7% of revenue in 2011. The increases to R&D are reflective of incremental expenses from the YSI acquisition, as well as costs associated with the launching of several new products planned for the third and fourth quarters of 2012.

Separation Costs

We incurred non-recurring separation costs as a result of the spin-off from ITT as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Rebranding and marketing costs	$2	$1	$4	$1
Employee retention and hiring costs	1	3	1	4
Information and technology costs	1	7	1	7
Advisory fees and other	2	7	5	9

Total separation costs in operating income	6	18	11	21
Income tax expense (benefit)	(2)	9	(3)	8

Total separation costs, net of tax	$4	$27	$8	$29

Our current estimate of the pre-tax cash impact of the remaining activities associated with the Spin-off ranges from approximately $4 million to $9 million.

Operating Income

We generated operating income of $129 million during the second quarter of 2012, a $13 million increase compared to $116 million in the second quarter of 2011, and $228 million in the six months ended June 30, 2012, an increase of $12 million compared to $216 million in 2011. These results include non-recurring separation costs of $6 million and $11 million for the three and six months ended June 30, 2012, respectively, and $18 million and $21 million for the same comparable prior year periods. The three and six months ended June 30, 2012 also include increased expenses incurred as a standalone company. The following table illustrates operating income results for our business segments.

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2012	2011	Change		2012	2011	Change
Water Infrastructure	$93	$94	(1.1)%		$167	$158	5.7%
Applied Water	52	50	4.0%		92	96	(4.2)%

Segment operating income	145	144	0.7%		259	254	2.0%
Corporate and other	(16)	(28)	(42.9)%		(31)	(38)	(18.4)%

Total operating income	$129	$116	11.2%		$228	$216	5.6%

Operating margin	13.4%	11.9%	150	bp	12.1%	11.6%	50	bp

The table below provides a reconciliation from segment operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin.

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2012	2011	Change		2012	2011	Change
Water Infrastructure
Operating income	$93	$94	(1.1)%		$167	$158	5.7%
Separation costs	1	2			3	2

Adjusted operating income	$94	$96	(2.1)%		$170	$160	6.3%
Adjusted operating margin	15.4%	15.9%	(50	)bp	14.2%	13.9%	30	bp
Applied Water
Operating income	$52	$50	4.0%		$92	$96	(4.2)%
Separation costs	—	—			1	—

Adjusted operating income	$52	$50	4.0%		$93	$96	(3.1)%
Adjusted operating margin	13.9%	13.0%	90	bp	12.8%	13.0%	(20	)bp
Total Xylem
Operating income	$129	$116	11.2%		$228	$216	5.6%
Separation costs	6	18			11	21

Adjusted operating income	$135	$134	0.7%		$239	$237	0.8%
Adjusted operating margin	14.0%	13.8%	20	bp	12.6%	12.7%	(10	)bp

Water Infrastructure

Operating income for our Water Infrastructure segment decreased $1 million or 1.1% ($2 million or 2.1% excluding separation costs) for the quarter ended June 30, 2012 compared with the respective prior year quarter as the decline in revenue driven by the weakness in Europe and lower overall dewatering mix was partially offset by the measures taken by the Company to reduce operating costs. Operating income increased for the segment by $9 million or 5.7% ($10 million or 6.3% excluding separation costs) for the six months ended June 30, 2012, compared with the same six month period for the prior year, as incremental operating income from the YSI acquisition of $16 million and strength in the emerging market public utility and industrial sectors were partially offset by unfavorable foreign exchange translation adjustments and increased spending on research and development as well as unfavorable impacts of inflation on labor.

Applied Water

Operating income for our Applied Water segment increased $2 million or 4.0% for the quarter ended June 30, 2012 compared with the respective prior year quarter as the operating cost reductions put in place by the Company were partially offset by unfavorable foreign exchange translation adjustments. The increase in operating income for the second quarter was also driven by a reduction of a contract loss accrual previously recorded by the Company. Operating income decreased $4 million or 4.2% ($3 million or 3.1% excluding separation costs) for the six months ended June 30, 2012, compared with the same six month period for the prior year as the decline in revenue driven by the warm winter and the challenging economic conditions in Europe, was partially offset by the operating cost reductions, reduction of a contract loss accrual and price realizations.

Interest Expense

Interest expense was $13 million and $27 million for the three and six months ended June, 30 2012 primarily related to the interest from the issuance of $1.2 billion aggregate principal amount of senior notes issued in September 2011. Refer to Note 11, “Credit Facilities and Long-Term Debt,” for further details.

Income Tax Expense

The income tax provision for the three months ended June 30, 2012 was $26 million at an effective tax rate of 23.3%, compared to $43 million at an effective tax rate of 37.4% for the same period in 2011. The income tax provision for the six months ended June 30, 2012 was $47 million at an effective tax rate of 23.9%, compared to $66 million at an effective tax rate of 30.6% for the same period in 2011. The decrease in the effective tax rate for the three and six months ended June 30, 2012 as compared to the same periods in 2011 was primarily due to a reduction in the tax separation costs, partly offset by our geographic mix of earnings in 2012.

On June 8, 2012, the Swedish government submitted to the Council on Legislation an exposure draft on proposed tax legislation that, if enacted, could adversely impact the Company’s effective tax rate. The Company is currently assessing potential opportunities to mitigate this potential impact.

Liquidity and Capital Resources

The following table summarizes our sources and uses of cash.

	Six Months Ended June 30,
(In millions)	2012	2011	Change
Operating activities	$125	$161	$(36)
Investing activities	(53)	(48)	(5)
Financing activities	(31)	(112)	81
Foreign exchange	(1)	6	(7)

Total	$40	$7	$33

Sources and Uses of Liquidity

Operating Activities

During the first six months of 2012, net cash provided by operating activities declined by $36 million as compared to the first six months of 2011. The year-over-year decrease is primarily driven by interest payments on debt of $26 million in 2012 as well as higher tax payments of $36 million, partially offset by an increase in receivable collections.

Investing Activities

Cash used in investing activities was $53 million for the six months of 2012 as compared to $48 million in the comparable period of 2011. Capital expenditures in the first six months of 2012 were $57 million as compared to $53 million in the first six months of 2011. The increase in capital expenditures was driven by $2 million of capital expenditures related to separation activities.

Financing Activities

Cash used in financing activities was $31 million for the six months of 2012 as compared to $112 million in the first six months of 2011. Cash financing during the first six months of 2012 was driven by dividend payments of $39 million, partially offset by $16 million of proceeds from the exercise of stock options. For 2011, we had $112 million net transfer to our former parent, ITT. In general, the components of net transfers include: (i) cash transfers from the Company to parent, (ii) cash investments from our parent used to fund operations, capital expenditures and acquisitions, (iii) charges (benefits) for income taxes, and (iv) allocations of the parent company’s corporate expenses described in this quarterly report.

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

Historically, we have generated operating cash flow sufficient to fund our primary cash needs centered on operating activities, working capital, capital expenditures, and strategic investments. If our cash flows from operations are less than we expect, we may need to incur debt or issue equity. From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us. We cannot assure that such financing will be available to us on acceptable terms or that such financing will be available at all.

We anticipate that our present sources of funds, including funds from operations and additional borrowings, will provide us with sufficient liquidity and capital resources to meet our liquidity and capital needs in both the United States and outside of the United States over the next twelve months.

Senior Notes

On September 20, 2011, we issued 3.550% Senior Notes of $600 million aggregate principal amount due September 2016 (the “2016 Notes”) and 4.875% Senior Notes of $600 million aggregate principal amount due October 2021 (the “2021 Notes” and together with the 2016 Notes, the “Senior Notes”). The issuance resulted in gross proceeds of $1.2 billion, offset by $9 million in debt issuance costs which were capitalized and are included within other assets. The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and lease-back transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods), including but not limited to, (i) failure to pay interest for 30 days, (ii) failure to pay principal when due, (iii) failure to perform any other covenant for 90 days after receipt of notice from the trustee or from holders of 25% of the outstanding principal amount and (iv) certain events of bankruptcy, insolvency or reorganization. We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. As of June 30, 2012, we were in compliance with all covenants. If a change of control of Xylem triggering event occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.

On July 26, 2012, the Company completed its offers to exchange the Senior Notes for new registered notes, with terms substantially identical in all material respects to the Senior Notes except for the elimination of the transfer restrictions and related rights.

Interest on the Senior Notes accrues from September 20, 2011. Interest on the 2016 Notes is payable on March 20 and September 20 of each year, commencing on March 20, 2012. Interest on the 2021 Notes is payable on April 1 and October 1 of each year, commencing on April 1, 2012.

Credit Facility

Effective October 31, 2011, Xylem and its subsidiaries entered into a Four Year Competitive Advance and Revolving Credit Facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as agent, and a syndicate of lenders. The credit facility provides for an aggregate principal amount of up to $600 million of (i) a competitive advance borrowing option which will be provided on an uncommitted competitive advance basis through an auction mechanism (the “competitive loans”), (ii) revolving extensions of credit (the “revolving loans”) outstanding at any time and (iii) the issuance of letters of credits in a face amount not in excess of $100 million outstanding at any time. As of June 30, 2012, this credit facility is undrawn.

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

Non-U.S. Operations

For the six months ended June 30, 2012 and 2011, we generated approximately 63% and 64%, respectively, of our revenue from non-U.S. operations. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is to indefinitely reinvest all but $100 million of these funds outside of the United States. However, we continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities which support our current designation of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of our review, it is determined that all or a portion of the funds may be needed for our operations in the United States, we would be required to accrue U.S. taxes related to future tax payments associated with the repatriation of these funds. As of June 30, 2012, our foreign subsidiaries were holding $248 million in cash or marketable securities.

Contractual Obligations

In our 2011 Annual Report, we presented a table that summarized our contractual commitments as of December 31, 2011, including operating lease obligations.

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

(in millions)	2012	2013-2014	2015-2016	Thereafter	Total
Operating lease obligations	$54	$71	$39	$36	$200

Critical Accounting Estimates

Our discussion and analysis of our results of operations and capital resources are based on our condensed consolidated and combined financial statements, which have been prepared in conformity with GAAP. The preparation of these condensed consolidated and combined financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated and combined financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Annual Report describes the critical accounting estimates used in preparation of the condensed consolidated and combined financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the information concerning our critical accounting estimates as stated in our 2011 Annual Report.

New Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, in the Notes to the condensed combined financial statements for a complete discussion of recent accounting pronouncements. There were no new pronouncements that we expect to have a material impact on our financial condition, results of operations or cash flows in future periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning market risk as stated in our 2011 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Report the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

ITEM 1.             LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings seek remedies relating to environmental matters, intellectual property matters, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. See Note 14 “Commitments and Contingencies” to the condensed consolidated and combined financial statements for further information and any updates.

ITEM 1A.             RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our 2011 Annual Report.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.             MINE SAFETY DISCLOSURE

None.

ITEM 5.             OTHER INFORMATION

None.

ITEM 6.             EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ John P. Connolly
John P. Connolly
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

August 2, 2012

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