Form 10-Q
period 2012-09-30
Xylem Inc.
filed 2012-11-01
CIK 1524472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of October 30, 2012, there were 185,794,040 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

ITEM			PAGE
PART I – Financial Information
Item 1	-	Condensed Consolidated and Combined Financial Statements:
		Condensed Consolidated and Combined Income Statements for the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	3
		Condensed Consolidated and Combined Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	4
		Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	5
		Condensed Consolidated and Combined Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	6
		Notes to the Condensed Consolidated and Combined Financial Statements (Unaudited)	7
Item 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3	-	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4	-	Controls and Procedures	36
PART II – Other Information
Item 1	-	Legal Proceedings	36
Item 1A	-	Risk Factors	37
Item 2	-	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3	-	Defaults Upon Senior Securities	37
Item 4	-	Mine Safety Disclosure	37
Item 5	-	Other Information	37
Item 6	-	Exhibits	37
Signatures			38

PART I

ITEM 1.             CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Nine Months
For the periods ended September 30,	2012	2011	2012	2011
Revenue	$931	$939	$2,822	$2,800
Cost of revenue	557	574	1,702	1,719
Gross profit	374	365	1,120	1,081
Selling, general and administrative expenses	231	215	682	643
Research and development expenses	24	23	80	73
Restructuring and asset impairment charges, net	4	2	4	2
Separation costs	4	46	15	67
Operating income	111	79	339	296
Interest expense	14	1	41	2
Other non-operating income, net	3	4	1	5
Income before taxes	100	82	299	299
Income tax expense	28	5	75	72
Net income	$72	$77	$224	$227
Earnings per share:
Basic	$0.39	$0.42	$1.20	$1.23
Diluted	$0.38	$0.42	$1.20	$1.23
Weighted average number of shares:
Basic	185.9	184.6	185.7	184.6
Diluted	186.3	184.6	186.2	184.6
Dividends declared per share	$0.1012	$—	$0.3036	$—
See accompanying notes to condensed consolidated and combined financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in millions)

	Three Months		Nine Months
For the periods ended September 30,	2012	2011	2012	2011
Net income	$72	$77	$224	$227
Other comprehensive income, before tax:
Foreign currency translation adjustment	44	(141)	23	(1)
Net change in cash flow hedges:
Unrealized gains (losses)	2	—	4	—
Amount of loss reclassified into net income	—	—	(1)	—
Net change in postretirement benefit plans:
Amortization of prior service cost	—	1	—	1
Amortization of net actuarial loss	2	—	7	1
Settlement	—	—	2	—
Other comprehensive income (loss), before tax	48	(140)	35	1
Income tax expense related to items of other comprehensive income	1	1	4	1
Other comprehensive income (loss), net of tax	47	(141)	31	—
Comprehensive income (loss)	$119	$(64)	$255	$227
See accompanying notes to condensed consolidated and combined financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	September 30 2012	December 31 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$424	$318
Receivables, less allowances for discounts and doubtful accounts of $33 and $37 in 2012 and 2011, respectively	801	756
Inventories, net	467	426
Prepaid and other current assets	106	97
Deferred income tax assets	36	45
Total current assets	1,834	1,642
Property, plant and equipment, net	464	463
Goodwill	1,621	1,610
Other intangible assets, net	485	505
Other non-current assets	192	173
Total assets	$4,596	$4,393
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$316	$322
Accrued and other current liabilities	456	490
Short-term borrowings and current maturities of long-term debt	13	5
Total current liabilities	785	817
Long-term debt	1,199	1,201
Accrued postretirement benefits	319	316
Deferred income tax liability	170	165
Other non-current accrued liabilities	69	67
Total liabilities	2,542	2,566
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common Stock – authorized 750.0 shares, par value $0.01 per share:
Issued 186.0 shares and 184.6 shares in 2012 and 2011, respectively	2	2
Capital in excess of par value	1,699	1,663
Retained earnings	206	40
Treasury stock – at cost 0.2 shares and 0 shares in 2012 and 2011, respectively	(6)	—
Accumulated other comprehensive income	153	122
Total stockholders’ equity	2,054	1,827
Total liabilities and stockholders’ equity	$4,596	$4,393
See accompanying notes to condensed consolidated and combined financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the nine months ended September 30,	2012	2011
Operating Activities
Net income	$224	$227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103	104
Share-based compensation	16	7
Non-cash separation costs	—	8
Restructuring and asset impairment charges	4	2
Payments for restructuring	—	(7)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(33)	(58)
Changes in inventories	(33)	(40)
Changes in accounts payable	(7)	(31)
Changes in accrued liabilities	(30)	14
Changes in accrued taxes	1	4
Net changes in other assets and liabilities	(14)	18
Other, net	(1)	4
Net Cash – Operating activities	230	252
Investing Activities
Capital expenditures	(81)	(79)
Acquisitions, net of cash acquired	(12)	(309)
Proceeds from the sale of property, plant and equipment	4	9
Other, net	—	2
Net Cash – Investing activities	(89)	(377)
Financing Activities
Net transfer to former parent	(9)	(1,012)
Issuance of short-term debt	12	5
Issuance of senior notes, net of discount	—	1,189
Principal payments of debt and capital lease obligations	(6)	—
Purchase of Xylem common stock	(4)	—
Proceeds from exercise of employee stock options	22	—
Dividends paid	(56)	—
Net Cash – Financing activities	(41)	182
Effect of exchange rate changes on cash	6	(4)
Net change in cash and cash equivalents	106	53
Cash and cash equivalents at beginning of year	318	131
Cash and cash equivalents at end of period	$424	$184
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$38	$—
Income taxes (net of refunds received)	$76	$37
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
Basis of Presentation
The interim condensed consolidated and combined financial statements reflect our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intracompany transactions between our businesses have been eliminated. On and prior to the Distribution Date, our financial position, results of operations and cash flows consisted of the water equipment and services businesses of ITT Corporation (“WaterCo”) and have been derived from ITT’s historical accounting records and are presented on a carve-out basis through the Distribution Date, while our financial results for Xylem post Spin-off are prepared on a stand-alone basis. As such, our Condensed Consolidated and Combined Statements of Income, Comprehensive Income and Cash Flows for the periods ended September 30, 2012 consist of the consolidated results of Xylem on a stand-alone basis and for the periods ended September 30, 2011 consist entirely of the combined results of WaterCo on a carve-out basis.
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
Both Xylem and ITT consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented prior to the Distribution Date. Actual costs that may have been incurred if we had been a stand-

alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Subsequent to the Spin-off, we have performed these functions using our own resources or purchased services, certain of which have been provided by ITT and Exelis under a transition services agreement, at a cost of approximately $1 million per quarter that is expected to extend for a period of 3 to 24 months from the Distribution Date in most circumstances.
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

Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In July 2012, the Financial Accounting Standards Board ("FASB") provided companies with the option to make an initial qualitative evaluation, based on events and circumstances, to determine the likelihood of an impairment of an indefinite-lived intangible asset. The results of this qualitative assessment determine whether it is necessary to perform the currently required quantitative comparison of the indefinite-lived intangible asset’s fair value to its carrying amount. If it is more likely than not that the fair value of the intangible asset is less than its carrying amount, a company would be required to perform the quantitative assessment. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of the guidance is not expected to have a material impact on our financial condition, results of operations or cash flows.
Recently Adopted Pronouncements
In September 2011, in conjunction with the assessment of the impairment of goodwill, the FASB provided companies with the option to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine the likelihood of goodwill impairment. The results of this qualitative assessment determine whether it is necessary to perform the required two-step impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a company would be required to perform the two-step impairment test. On January 1, 2012, we adopted this guidance on a prospective basis. The adoption of the guidance is not expected to have a material impact on our financial condition, results of operations or cash flows.
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

Note 3. Restructuring and Asset Impairment Charges

During the three and nine months ended September 30, 2012, we recognized restructuring and asset impairment charges of $4 million. This charge primarily relates to restructuring related severance payments for manufacturing reductions in force initiatives within our Water Infrastructure segment. There were no restructuring charges recognized during the three and nine months ended September 30, 2011. During the three and nine months ended September 30, 2011, we recognized an asset impairment of $2 million related to a facility within our Applied Water segment.

Note 4. Separation Costs
The components of non-recurring separation costs incurred as a result of the Spin-off are presented below.

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Rebranding and marketing costs	$2	$3	$6	$4
Advisory fees	1	9	6	18
Information and technology costs	—	10	1	17
Employee retention and hiring costs	—	4	1	8
Lease termination and other real estate costs	—	10	—	10
Non-cash asset impairments (a)	—	8	—	8
Other	1	2	1	2
Total separation costs in operating income	4	46	15	67
Tax-related separation (benefit) cost (b)	—	(9)	—	5
Income tax (benefit) expense	(1)	(12)	(4)	(18)
Total separation costs, net of tax	$3	$25	$11	$54

(a)
During the third quarter of 2011, we recorded an impairment charge of $8 million on one of our facilities in China within our Applied Water segment. Prior to the Spin-off, this was a shared facility among certain Xylem and ITT businesses and in connection with the separation, the removal of certain ITT operations triggered an impairment evaluation. The fair value of the applicable assets was calculated using the cost approach.

(b)
In the third quarter of 2011, we revised our estimate of certain tax-related separation costs to be incurred. This adjustment resulted in a $9 million net credit (income) for tax-related separation costs during the third quarter of 2011.

Note 5. Income Taxes
Our quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items within periods presented. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and amount of permanent book-to-tax differences.
The income tax provision for the three months ended September 30, 2012 was $28 million at an effective tax rate of 27.8%, compared to $5 million at an effective tax rate of 6.3% for the same period in 2011. The increase in the effective tax rate for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to non-recurring favorable tax examination settlements in 2011. The income tax provision for the nine months ended September 30, 2012 was $75 million at an effective tax rate of 25.2%, compared to $72 million at an effective tax rate of 24.0% for the same period in 2011. The increase in the effective tax rate for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to mix of earnings by jurisdiction.
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
The amount of unrecognized tax benefits at September 30, 2012 was $7 million which, if ultimately recognized, will reduce our annual effective tax rate. We do not believe that the unrecognized tax benefits will significantly change within the next twelve months.
We classify interest relating to unrecognized tax benefits as a component of other non-operating income, net and tax penalties as a component of income tax expense in our Condensed Consolidated and Combined Income Statements. As of September 30, 2012, we had less than $1 million of interest accrued for unrecognized tax benefits.

Note 6. Earnings Per Share
The following is a summary of the calculation of basic and diluted net earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011 (a)	2012	2011 (a)
Net income (in millions)	$72	$77	$224	$227
Shares (in thousands):
Weighted average common shares outstanding	185,650	184,570	185,386	184,570
Add: Participating securities (b)	281	—	340	—
Weighted average common shares outstanding — Basic	185,931	184,570	185,726	184,570
Plus incremental shares from assumed conversions: (c)
Dilutive effect of stock options	186	—	231	—
Dilutive effect of restricted stock	231	—	195	—
Weighted average common shares outstanding — Diluted	186,348	184,570	186,152	184,570
Basic earnings per share	$0.39	$0.42	$1.20	$1.23
Diluted earnings per share	$0.38	$0.42	$1.20	$1.23

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Stock options	4,332	—	4,382	—
Restricted shares	876	—	904	—

Note 7. Inventories

(in millions)	September 30, 2012	December 31, 2011
Finished goods	$189	$168
Work in process	37	31
Raw materials	241	227
Total inventories, net	$467	$426

Note 8. Property, Plant and Equipment

(in millions)	September 30, 2012	December 31, 2011
Land, buildings and improvements	$247	$237
Machinery and equipment	639	598
Equipment held for lease or rental	173	152
Furniture and fixtures	92	86
Construction work in progress	39	53
Other	24	21
	1,214	1,147
Less accumulated depreciation	750	684
Total property, plant and equipment, net	$464	$463

Depreciation expense of $24 million and $68 million was recognized in the three and nine month periods ended September 30, 2012, respectively, and $25 million and $72 million for the three and nine month periods ended September 30, 2011, respectively.

Note 9. Goodwill and Other Intangible Assets
Changes in the carrying value of goodwill by operating segment for the nine months ended September 30, 2012 are as follows:

(in millions)	Water Infrastructure	Applied Water	Total
Balance as of December 31, 2011	$1,054	$556	$1,610
Activity in 2012
Goodwill acquired	7	—	7
Foreign currency and other	2	2	4
Balance as of September 30, 2012	$1,063	$558	$1,621

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
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	September 30, 2012			December 31, 2011
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$311	$(69)	$242	$309	$(51)	$258
Proprietary technology	104	(27)	77	102	(23)	79
Trademarks	32	(13)	19	32	(11)	21
Patents and other	21	(16)	5	21	(15)	6
Indefinite-lived intangibles	142	—	142	141	—	141
	$610	$(125)	$485	$605	$(100)	$505

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
Amortization expense related to finite-lived intangible assets of $8 million and $25 million was recognized in the three and nine month periods ended September 30, 2012, respectively, and $8 million and $23 million for the three and nine month periods ended September 30, 2011, respectively.

Note 10. Derivative Financial Instruments
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
Beginning in 2012, certain business units within our segments with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income ("OCI") and is subsequently reclassified into either revenue or cost of revenue (hedge of sales classified into revenue and hedge of purchases classified into cost of revenue) in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivative is recognized directly in selling, general and administrative expenses. Our policy is to de–designate cash flow hedges at the time forecasted transactions are recognized as assets or liabilities on a business unit’s balance sheet and report subsequent changes in fair value through selling, general and administrative expenses where the gain or loss due to movements in currency rates on the underlying asset or liability is revalued. If it becomes probable that the originally forecasted transaction will not occur, the gain or loss related to the hedge recorded within other comprehensive income is recognized into net income.
Listed in the table below are the outstanding foreign currency derivatives that were used to hedge foreign exchange risks as of September 30, 2012.

(in millions; except number of instruments)
Foreign Currency Derivative	Number of Instruments	Notional Sold	Sell Notional Currency	Notional Purchased	Buy Notional Currency
Buy PLN/ Sell EUR forward	2	2.0	Euro (EUR)	9.0	Polish Zloty (PLN)
Buy HUF/ Sell EUR forward	2	1.6	Euro (EUR)	515.0	Hungarian Forint (HUF)
Sell CAD/ Buy SEK forward	4	4.2	Canadian Dollar (CAD)	28.7	Swedish Krona (SEK)
Sell EUR/ Buy SEK forward	2	5.0	Euro (EUR)	44.6	Swedish Krona (SEK)
Sell USD/ Buy SEK forward	2	13.0	United States Dollar (USD)	90.3	Swedish Krona (SEK)
Sell AUD/ Buy SEK forward	4	4.2	Australian Dollar (AUD)	29.1	Swedish Krona (SEK)
Sell GBP/ Buy SEK forward	2	2.5	British Pound Sterling (GBP)	26.0	Swedish Krona (SEK)

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated and Combined Income Statements and Statements of Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain (loss) recognized in OCI (a)	$2	$—	$4	$—
Amount of (gain) loss reclassified from OCI into cost of revenue (a)	—	—	(1)	—
Amount of gain (loss) recognized in net income (b)	—	—	—	—

(a)	Effective portion

(b)	Ineffective portion and amount excluded from effectiveness testing
As of September 30, 2012, $3 million of the net unrealized gains on cash flow hedges is expected to be reclassified into earnings in the next 12 months. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in selling, general and administrative expenses in the Condensed Consolidated and Combined Income Statements and, for the three and nine months ended September 30, 2012, was not material.

The fair values of our foreign exchange contracts currently included in our hedging program were as follows:

(in millions)	September 30, 2012
Derivatives designated as hedging instruments
Assets
Other current assets	$2
Total fair value	$2

Note 11. Accrued and Other Current Liabilities

(in millions)	September 30, 2012	December 31, 2011
Compensation and other employee-benefits	$195	$211
Customer-related liabilities	50	53
Accrued warranty costs	41	42
Accrued income taxes	72	77
Deferred income tax liability	8	8
Other accrued liabilities	90	99
Total accrued and other current liabilities	$456	$490

Note 12. Credit Facilities and Long-Term Debt

(in millions)	September 30, 2012	December 31, 2011
Short-term borrowings and current maturities of long-term debt	$13	$5

Long-term debt
3.550% Senior Notes due 2016 (a)	$600	$600
4.875% Senior Notes due 2021 (a)	600	600
Other	—	2
Unamortized discount (b)	(1)	(1)
Long-term debt	$1,199	$1,201
Total debt	$1,212	$1,206

(a)
The fair value of our Senior Notes (as defined below) as of September 30, 2012 was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. As of December 31, 2011, the fair value of our Senior Notes was determined using prices for the identical security obtained from an external pricing service, which are considered Level 2 inputs. As of September 30, 2012 and December 31, 2011, the fair value of our Senior Notes due 2016 was $643 million and $625 million, respectively, and the fair value of our Senior Notes due 2021 was $680 million and $642 million, respectively.

(b)
The unamortized discount is recognized as a reduction in the carrying value of the Senior Notes (as defined below) in the Condensed Consolidated Balance Sheets and is being amortized to interest expense in our Condensed Consolidated and Combined Income Statements over the expected remaining terms of the Senior Notes.

Senior Notes
On September 20, 2011, we issued 3.550% Senior Notes of $600 million aggregate principal amount due September 2016 (the “Senior Notes due 2016”) and 4.875% Senior Notes of $600 million aggregate principal amount due October 2021 (the “Senior Notes due 2021” and together with the Senior Notes due 2016, the “Senior Notes”).

The issuance resulted in gross proceeds of $1.2 billion, offset by $9 million in debt issuance costs which were capitalized and are included within other assets. The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and lease-back transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods), including but not limited to, (i) failure to pay interest for 30 days, (ii) failure to pay principal when due, (iii) failure to perform any other covenant for 90 days after receipt of notice from the trustee or from holders of 25% of the outstanding principal amount and (iv) certain events of bankruptcy, insolvency or reorganization. We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. As of September 30, 2012, we were in compliance with all covenants. If a change of control of Xylem triggering event occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.
The Senior Notes contained a covenant requiring Xylem to register the Senior Notes under the Securities Act. On July 26, 2012, the Company completed its offers to exchange the Senior Notes for new registered notes, with terms identical in all material respects to the Senior Notes except the new notes are freely transferable and not subject to any covenant regarding registration. All of the Senior Notes were exchanged for new registered notes.
Interest on the Senior Notes due 2016 is payable on March 20 and September 20 of each year. Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year.

Four Year Competitive Advance and Revolving Credit Facility
Effective October 31, 2011, Xylem and its subsidiaries entered into a Four Year Competitive Advance and Revolving Credit Facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders. The credit facility provides for an aggregate principal amount of up to $600 million of (i) a competitive advance borrowing option which will be provided on an uncommitted competitive advance basis through an auction mechanism (the “competitive loans”), (ii) revolving extensions of credit (the “revolving loans”) outstanding at any time and (iii) the issuance of letters of credits in a face amount not in excess of $100 million outstanding at any time.
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

Note 13. Postretirement Benefit Plans
The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income for defined benefit pension plans, disaggregated by domestic and international plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011 (a)	2012	2011 (a)
Domestic defined benefit pension plans:
Net periodic benefit cost:
Service cost	$1	$—	$2	$1
Interest cost	1	1	3	3
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of prior service cost	—	1	—	1
Amortization of net actuarial loss	—	—	1	—
Net periodic benefit cost	$1	$1	$3	$2
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$—	$—	$—	$—
Prior service cost	—	—	—	—
Amortization of prior service cost	—	(1)	—	(1)
Amortization of net actuarial loss	—	—	(1)	—
Change recognized in other comprehensive income	$—	$(1)	$(1)	$(1)
International defined benefit pension plans:
Net periodic benefit cost:
Service cost	$2	$1	$7	$3
Interest cost	8	2	22	6
Expected return on plan assets	(7)	(1)	(22)	(2)
Amortization of prior service cost	—	—	—	—
Amortization of net actuarial loss	2	—	6	1
Settlement	—	—	2	—
Net periodic benefit cost	$5	$2	$15	$8
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$—	$—	$—	$—
Amortization of prior service cost	—	—	—	—
Amortization of net actuarial loss	(2)	—	(6)	(1)
Settlement	—	—	(2)	—
Change recognized in other comprehensive income	$(2)	$—	$(8)	$(1)
Totals:
Net periodic benefit cost	$6	$3	$18	$10
Recognized in other comprehensive income	(2)	(1)	(9)	(2)
Total recognized in comprehensive income	$4	$2	$9	$8

(a)	Represents periods prior to Spin-off from ITT and does not include plans transferred from ITT in connection with the Spin-off, which were accounted for previously as multi-employer plans.

We contributed $27 million and $6 million during the nine months ended September 30, 2012 and 2011, respectively. The contributions for the nine months ended September 30, 2012 included $2 million to purchase an annuity in connection with the settlement of five international pension plans. Additional contributions ranging between approximately $10 million and $15 million are expected during the remainder of 2012.

Note 14. Stock-Based Compensation Plans
The following table provides detail related to share-based compensation expense.

Three Months Ended September 30,
(in millions)	2012	2011
	Xylem Employees	Xylem Employees	Other Employee Allocations	2011 Total
Equity-based Compensation	$6	$1	$1	$2
Liability-based Compensation	—	—	(1)	(1)

Nine Months Ended September 30,
(in millions)	2012	2011
	Xylem Employees	Xylem Employees	Other Employee Allocations	2011 Total
Equity-based Compensation	$16	$3	$4	$7
Liability-based Compensation	—	—	—	—
For 2011, a significant component of these charges related to costs allocated to Xylem for ITT corporate employees as well as other ITT employees not solely dedicated to Xylem. These allocated costs are not necessarily indicative of awards and amounts that would have been granted if we were an independent, publicly traded company for the periods presented.
The unamortized compensation expense related to our stock options and restricted shares was $14 million and $23 million, respectively, at September 30, 2012 and is expected to be recognized over a weighted average period of 2.1 and 2.0 years, respectively. The amount of cash received from the exercise of stock options was $22 million for the nine months ended September 30, 2012. We classify as a financing activity the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock lapses.
Restricted Stock Grants
The following is a summary of restricted stock activity for the nine months ended September 30, 2012:

(in thousands, except for per share amounts)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at December 31, 2011	1,488	$25.93
Granted	546	$26.54
Vested	(304)	$21.39
Forfeited	(110)	$27.27
Outstanding at September 30, 2012	1,620	$26.90

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2012:

(in thousands, except for per share amounts)	Shares	Weighted Average Exercise Price /Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2011	4,590	$25.83	5.4
Granted	861	$26.57	10.0
Exercised	(924)	$24.03	0.1
Forfeited	(327)	$27.85	6.7
Outstanding at September 30, 2012	4,200	$26.22	6.5
Options exercisable at September 30, 2012	1,642	$25.49	2.6
The aggregate intrinsic value of all outstanding and exercisable stock options as of September 30, 2012 was $5 million and $4 million, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the nine months ended September 30, 2012 was $2 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for our annual March 2012 grants (there were subsequent grants during 2012 which were not material).

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

Note 15. Commitments and Contingencies
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
On December 20, 2011, the Ad Hoc Committee of ITT Bondholders filed a complaint in New York State court alleging that ITT breached the early redemption provisions of certain bonds issued in 2009. In 2009, ITT issued $500 million in bonds maturing in 2019 at an interest rate of 6.125%. The documents governing the bonds contained certain provisions governing early redemptions. On September 20, 2011, ITT notified the holders of the debt that it intended to redeem the bonds on October 20, 2011 in accordance with the terms of the governing documents. On October 18, 2011, the redemption price was disclosed.  As disclosed in our last quarterly report, this complaint was resolved on July 10, 2012 and the resolution did not have a material adverse effect on our consolidated financial position, results of operations or cash flows. The costs associated with this matter were shared with ITT and Exelis in accordance with the Distribution Agreement.
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

Environmental
In the ordinary course of business, we are subject to federal, state, local, and foreign environmental laws and regulations. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of sites in various countries. These sites are in various stages of investigation and/or remediation and in many of these proceedings our liability is considered de minimis. We have received notification from the U.S. Environmental Protection Agency, and from similar state and foreign environmental agencies, that a number of sites formerly or currently owned and/or operated by Xylem or for which we are responsible under the Distribution Agreement, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under federal and state environmental laws and regulations.
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $12 million and $15 million as of September 30, 2012 and December 31, 2011, respectively, for environmental matters.
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

(in millions)	2012	2011
Warranty accrual – January 1	$42	$38
Net changes for product warranties in the period	23	21
Settlement of warranty claims	(23)	(25)
Other	(1)	1
Warranty accrual – September 30	$41	$35

Note 16. Related Party Transactions
During the three and nine months ended September 30, 2011, we sold inventory to other ITT businesses in the aggregate amount of $2 million and $9 million, respectively, which is included in revenue in our condensed consolidated and combined financial statements. In addition, we recognized cost of sales from the inventory purchased from other ITT businesses of $2 million and $8 million for the three and nine months ended September 30, 2011, respectively.
Prior to the Spin-off, the condensed consolidated and combined financial statements include expense allocations for certain functions provided by ITT, as well as other ITT employees not solely dedicated to Xylem, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, and share-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measure. During the three and nine months ended September 30, 2011, we were allocated general corporate expenses incurred by ITT which are included within selling, general and administrative expenses in the Condensed Consolidated and Combined Income Statements for 2011 of $43 million, which included $23 million of separation costs, and $107 million, which included $41 million of separation costs, respectively.
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

Note 17. Segment Information
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Revenue:
Water Infrastructure	$595	$584	$1,788	$1,737
Applied Water	350	368	1,078	1,108
Eliminations	(14)	(13)	(44)	(45)
Total	$931	$939	$2,822	$2,800
Operating Income:
Water Infrastructure	$85	$87	$253	$245
Applied Water	43	37	135	133
Corporate and other	(17)	(45)	(49)	(82)
Total	$111	$79	$339	$296
Depreciation and Amortization:
Water Infrastructure	$27	$27	$77	$80
Applied Water	7	8	21	23
Corporate and other	2	1	5	1
Total	$36	$36	$103	$104
Capital Expenditures:
Water Infrastructure	$18	$19	$59	$60
Applied Water	6	6	19	16
Corporate and other	—	1	3	3
Total	$24	$26	$81	$79

The following table contains the total assets for each reportable segment.

	Total Assets
(in millions)	September 30, 2012	December 31, 2011
Water Infrastructure	$2,831	$2,745
Applied Water	1,280	1,234
Corporate and other	485	414
Total	$4,596	$4,393

Corporate and other consists of items pertaining to our corporate headquarters function, which principally consist of cash, deferred tax assets, pension assets and certain property, plant and equipment.

Note 18. Subsequent Events

On October 26, 2012 we acquired Heartland Pump Rental & Sales, Inc. ("Heartland"), a dewatering pump sale and rental company, for approximately $29 million. Heartland generated revenue of approximately $33 million for the fiscal year ended December 31, 2011 and employs about 100 people at four sites within the Midwest region of the United States.

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
Caution should be taken not to place undue reliance on any such forward-looking statements because they involve risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”) and with subsequent filings we make with the SEC.
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
On October 31, 2011, ITT Corporation (“ITT”) completed the spin-off of Xylem, formerly ITT’s water equipment and services businesses (the “Spin-off”). Effective as of 12:01 a.m., Eastern time on October 31, 2011 (the “Distribution Date”), the common stock of Xylem was distributed, on a pro rata basis, to ITT’s shareholders of record as of the close of business on October 17, 2011. On and prior to October 31, 2011, our financial position, results of operations and cash flows consisted of the water equipment and services businesses of ITT Corporation (“WaterCo”) and have been derived from ITT’s historical accounting records and are presented on a carve-out basis through the Distribution Date, while our financial results for Xylem following the Spin-off are prepared on a stand-alone basis. As such, our Condensed Consolidated and Combined Income and Comprehensive Income Statements for the three and nine month periods ended September 30, 2012 and our Condensed Consolidated and Combined Statement of Cash Flows for the nine months ended September 30, 2012 consist of the consolidated results of Xylem on a stand-alone basis and for the three and nine months ended September 30, 2011 consist entirely of the combined results of WaterCo on a carve-out basis.

Overview
Xylem Inc. (“Xylem” or the “Company”) is a leading equipment and service provider for water and wastewater applications with a broad portfolio of products and services addressing the full cycle of water, from collection, distribution and use to the return of water to the environment. Xylem operates in two segments, Water Infrastructure and Applied Water. The Water Infrastructure segment focuses on the transportation, treatment and testing of water, offering a range of products including water and wastewater pumps, treatment and testing equipment, and controls and systems. The Applied Water segment serves many of the primary uses of water and focuses on the residential, commercial, industrial and agricultural markets. The segment’s major products include pumps, valves, heat exchangers, controls and dispensing equipment. Xylem Inc. was incorporated in Indiana on May 4, 2011.

Our business focuses on providing technology-intensive equipment and services within the water industry supply chain. Our product and service offerings are organized into two segments: Water Infrastructure and Applied Water. Our segments are aligned with each of the sectors in the cycle of water, supply infrastructure and usage applications.

•
Water Infrastructure serves the supply infrastructure sector with pump systems that transport water from aquifers, lakes, rivers and seas; with filtration, ultraviolet and ozone systems that provide treatment, making the water fit to use; and pumping solutions that move the wastewater to treatment facilities where our mixers, biological treatment, disinfection, monitoring, and control systems provide the primary functions in the treatment process. We provide analytical instrumentation used to measure water quality, flow, and level in wastewater, surface water, and coastal environments.

•
Applied Water serves the usage applications sector with water pressure boosting systems for heating, ventilation and air conditioning and for fire protection systems to the residential and commercial building services markets. In addition, our pumps, heat exchangers, valves and controls provide cooling to power plants and manufacturing facilities, as well as circulation for food and beverage processing. We also provide boosting systems for farming irrigation, pumps for dairy operations, and rainwater reuse systems for small scale crop and turf irrigation.

We sell our equipment and services via direct and indirect channels that serve the needs of each customer type. In the Water Infrastructure segment for the year ended 2011, we provided over 70% direct sales with strong application expertise, with the remaining amount going through distribution partners. In the Applied Water segment, we provided over 85% of our sales in 2011 through long-standing relationships with the world’s leading distributors, with the remainder going direct to customers. The total market opportunity for this equipment and services portion of the water industry supply chain is estimated at $280 billion.
Executive Summary
Xylem reported revenue for the third quarter 2012 of $931 million, a decrease of 0.9% compared to $939 million during the comparable quarter in 2011. Revenue grew 3.2% on a constant currency basis, driven by the acquisition of the YSI Incorporated ("YSI") and MJK Automation ("MJK") businesses within our Water Infrastructure segment combined with strong public utility and agriculture performance. Operating income for the third quarter of 2012 was $111 million, reflecting an increase of $32 million or 40.5% compared to $79 million in the third quarter of 2011 primarily due to reduced separation costs. Operating income in 2012 also included measures we have taken to reduce operating costs, including $5 million of restructuring and realignment costs. Additionally, on October 26, 2012 we acquired Heartland Pump Rental & Sales, Inc., a dewatering pump sale and rental company for approximately $29 million.

Additional financial highlights for the three months ended September 30, 2012 include the following:

•	Orders of $882 million

•	Net income of $72 million, or $0.38 per diluted share ($0.44 on an adjusted basis)

•	Free cash flow of $171 million for the nine months ended September 30, 2012

2012 Outlook
The drier weather conditions in the United States, combined with the current global economic environment, particularly in Europe, continued to present difficult market conditions during the third quarter of 2012. Generally, these economic conditions are expected to continue for the remainder of 2012, as the instability in the financial markets continues. As a result, we began restructuring and realignment actions in the second half of 2012, primarily in Europe, to improve operational efficiencies. We expect to incur approximately $15 million of restructuring and realignment costs during the remainder of 2012.
Additionally, we currently generate nearly two-thirds of our revenue outside the U.S., which is impacted by changes in foreign currency exchange rates, particularly the Euro, Swedish Krona, British Pound, Australian Dollar, Canadian Dollar, Polish Zloty, and Hungarian Forint. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ from expectations. In this uncertain economy, significant fluctuations in foreign exchange rates may continue.

Key Performance Indicators and Non-GAAP Measures
Management reviews key performance indicators including revenue, gross margin, segment operating income and margins, earnings per share, orders growth, working capital, free cash flow and backlog, among others. In addition, we consider certain measures to be useful to management and investors evaluating our operating performance for the periods presented, and to provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends and acquisitions, share repurchases and debt repayment. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operations as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

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

•
“constant currency” defined as financial results adjusted for currency translation impacts by translating current period and prior period activity using the same currency conversion rate. This approach is used for countries whose functional currency is not the U.S. dollar.

•
“adjusted net income” and “adjusted earnings per share” defined as net income and earnings per share, respectively, adjusted to exclude non-recurring separation costs from the Spin-off, restructuring and realignment costs and tax-related special items. A reconciliation of adjusted net income is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2012	2011	2012	2011
Net income	$72	$77	$224	$227
Separation costs, net of tax	3	25	11	54
Restructuring and realignment, net of tax	4	—	4	—
Tax-related special items	4	(1)	3	3
Adjusted net income	$83	$101	$242	$284
Weighted average number of shares - Diluted	186.3	184.6	186.2	184.6
Adjusted earnings per share (a)	$0.44	$0.54	$1.29	$1.53

(a)
Subsequent to the Spin-off on October 31, 2011, we had 184.6 million shares of common stock outstanding and this share amount is being utilized to calculate diluted earnings per share for all periods prior to October 31, 2011 presented.

•	“operating expenses excluding separation costs” defined as operating expenses, adjusted to exclude non-recurring costs incurred in connection with the separation

•
“adjusted segment operating income” defined as segment operating income, adjusted to exclude non-recurring separation, restructuring and realignment costs and “adjusted segment operating margin” defined as adjusted segment operating income divided by total segment revenue

•
“free cash flow” defined as net cash provided by operating activities less capital expenditures as well as adjustments for other significant items that impact current results that management believes are not related to our ongoing operations and performance. Our definition of free cash flow does not consider certain non-discretionary cash payments, such as debt. The following table provides a reconciliation of free cash flow.

	Nine Months Ended September 30,
(In millions)	2012	2011
Net cash provided by operating activities	$230	$252
Capital expenditures	(81)	(79)
Separation cash payments (a)	22	62
Free cash flow	$171	$235

(a)
Includes separation costs allocated by ITT in 2011 that have been treated as though they were settled in cash, and capital expenditures associated with the spin of $4 million and $7 million for 2012 and 2011, respectively.

Results of Operations

(In millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change		2012	2011	Change
Revenue	$931	$939	(0.9)%		$2,822	$2,800	0.8%
Gross Profit	374	365	2.5%		1,120	1,081	3.6%
Gross Margin	40.2%	38.9%	130	bp	39.7%	38.6%	110	bp
Operating expenses excluding separation costs	259	240	7.9%		766	718	6.7%
Expense to revenue ratio	27.8%	25.6%	220	bp	27.1%	25.6%	150	bp
Separation costs	4	46	(91.3)%		15	67	(77.6)%
Total operating expenses	263	286	(8.0)%		781	785	(0.5)%
Operating Income	111	79	40.5%		339	296	14.5%
Operating Margin	11.9%	8.4%	350	bp	12.0%	10.6%	140	bp
Interest and other non-operating expense (income), net	11	(3)			40	(3)
Income tax expense	28	5	460%		75	72	4.2%
Tax rate	27.8%	6.3%	2,150	bp	25.2%	24.0%	120	bp
Net Income	$72	$77	(6.5)%		$224	$227	(1.3)%
Revenue
Revenue generated during the three and nine months ended September 30, 2012 was $931 million and $2,822 million, respectively, reflecting a decrease of $8 million or 0.9% and an increase of $22 million or 0.8% as compared to the same respective prior year periods. On a constant currency basis, revenue grew 3.2% and 4.4% for the three and nine months ended September 30, 2012, respectively. The following table illustrates the impact from organic growth, recent acquisitions, and fluctuations in foreign currency, in relation to revenue during the three and nine months ended September 30, 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	Change	% Change	Change	% Change
2011 Revenue	$939		$2,800
Organic growth	9	1.0%	36	1.3%
Acquisitions	21	2.2%	87	3.1%
Constant Currency	30	3.2%	123	4.4%
Foreign currency translation (a)	(38)	(4.0)%	(101)	(3.6)%
Total change in revenue	(8)	(0.9)%	22	0.8%
2012 Revenue	$931		$2,822

(a)	Foreign currency impact primarily due to fluctuations in the value of the Euro against the U.S. Dollar.

The following table summarizes revenue by segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2012	2011	As Reported Change	Constant Currency Change	2012	2011	As Reported Change	Constant Currency Change
Water Infrastructure	$595	$584	1.9%	6.7%	$1,788	$1,737	2.9%	7.3%
Applied Water	350	368	(4.9)%	(1.6)%	1,078	1,108	(2.7)%	—%
Eliminations	(14)	(13)			(44)	(45)
Total	$931	$939	(0.9)%	3.2%	$2,822	$2,800	0.8%	4.4%
Water Infrastructure
Water Infrastructure revenue increased $11 million, or 1.9% for the third quarter of 2012 (6.7% growth at constant currency) and $51 million, or 2.9% for the nine months ended September 30, 2012 (7.3% growth at constant currency) compared to the respective 2011 periods. The growth on a constant currency basis was driven by organic revenue growth and benefits from acquisitions.
Organic revenue growth of $18 million or 3.1% during the quarter was primarily a result of strong public utility transport and treatment application performance in emerging markets, North America and Europe. The growth was partially offset by the timing of projects and a decline in dewatering applications, primarily due to drier weather conditions as well as mining and construction activities in the United States. Organic revenue growth of $39 million or 2.2% for the nine months ended September 30, 2012 was driven by the same conditions that contributed to the growth for the quarter.
Revenue from the acquisitions of YSI and MJK in September 2011 and July 2012, respectively, contributed an incremental $21 million and $87 million for the three and nine months ended September 30, 2012, respectively.
Applied Water
Applied Water revenue decreased $18 million, or 4.9% for the third quarter of 2012 (1.6% decrease at constant currency) and decreased $30 million, or 2.7% for the nine months ended September 30, 2012 (flat growth at constant currency) compared to the respective 2011 periods.
Organic revenue decreased $8 million, or 2.2% for the three months ended September 30, 2012 as declines in the commercial and residential building service markets, primarily in the United States continue to inhibit growth in this segment particularly as compared with the strong growth gained in the prior year. These declines were partially offset by strength in the agriculture markets driven by warm, drier weather specifically in North America. Strength in industrial water applications also partially mitigated the declines in the commercial and residential businesses. Organic revenue decreased $3 million, or 0.3% for the nine months ended September 30, 2012 compared to the prior year driven primarily by a weaker residential market, coupled with the overall softness from Europe due to the tough economic conditions.

Orders / Backlog
Orders received during the third quarter of 2012 of $882 million decreased by $84 million, or 8.7% over the third quarter of the prior year (4.7% decrease at constant currency), including a benefit of $21 million from acquisitions. Orders received during the nine months of 2012 of $2,856 million decreased by $86 million from the respective prior year period, or 2.9% (0.7% growth at constant currency), including a benefit of $88 million from acquisitions. Organic order growth decreased 6.8% for the third quarter and decreased 2.2% for the nine months ended September 30, 2012.

The Water Infrastructure segment order growth decreased $57 million, or 9.2% to $564 million (4.5% decrease at constant currency) for the quarter ended September 30, 2012 as compared to the respective prior year quarter, including $21 million from acquisitions. Organic order volume decreased 7.9% principally due to declines and delays in large public utility capital expenditure orders, reduced dewatering volumes primarily due to drier weather conditions as well as mining and construction activities in the United States and overall declines in the European market from continued economic uncertainty. Orders received during the first nine months of 2012 decreased $46 million, or 2.5% to $1,819 million (1.9% growth at constant currency) as compared to the respective prior year period, including $88 million from acquisitions. The decrease in the year-to-date organic orders of 2.8% is attributable to the continued drier weather conditions for the industrial dewatering market in the United States and unstable global economic environment partially offset by flood mitigation in Australia during the first quarter of the year.
Applied Water orders declined $24 million and $36 million, or 6.7% (3.4% decrease at constant currency) and 3.2% (0.5% decrease at constant currency) for the three and nine month periods ending September 30, 2012, respectively. Organic order volume declined for both the three and nine month periods reflecting the similar market dynamics impacting revenue.
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. Total backlog was $690 million at September 30, 2012, a decrease of $64 million or 8.5% as compared to $754 million at September 30, 2011 and an increase of $39 million or 6.0% as compared to $651 million at December 31, 2011. We anticipate that approximately 70% of the backlog at September 30, 2012 will be recognized as revenue in the remainder of 2012.
Gross Margin
Gross margin as a percentage of revenue increased to 40.2% for the quarter ended and 39.7% for the nine months ended September 30, 2012 compared to 38.9% and 38.6%, respectively, for the comparable periods of 2011. The increase continues to be primarily attributable to benefits from price realization initiatives, productivity gains, favorable material costs, and higher margins as a result of the YSI and MJK acquisitions. These benefits were offset, in part, by higher labor costs, product mix and general inflation impacts.

Operating Expenses excluding Separation Costs
The following table presents operating expenses for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2012	2011	Change		2012	2011	Change
Selling, General and Administrative (SG&A)	$231	$215	7.4%		$682	$643	6.1%
SG&A as a % of revenue	24.8%	22.9%	190	bp	24.2%	23.0%	120	bp
Research and Development (R&D)	$24	$23	4.3%		$80	$73	9.6%
R&D as a % of revenue	2.6%	2.4%	20	bp	2.8%	2.6%	20	bp
Restructuring and asset impairment charges, net	$4	$2	100.0%		$4	$2	100.0%
Operating expenses excluding separation costs	$259	$240	7.9%		$766	$718	6.7%
Expense to revenue	27.8%	25.6%	220	bp	27.1%	25.6%	150	bp
Selling, General and Administrative Expenses
SG&A increased by $16 million to $231 million or 24.8% of revenue in the third quarter of 2012, as compared to $215 million or 22.9% of revenue in the third quarter of 2011; and increased by $39 million to $682 million or 24.2% of revenue in the nine months ended September 30, 2012, as compared to $643 million or 23.0% of revenue in 2011. The increase in SG&A expenses as a percentage of revenue is primarily due to additional expenses incurred as a standalone company, which were partially offset by cost saving initiatives.
Research and Development Expenses
R&D spending increased $1 million to $24 million or 2.6% of revenue in the third quarter of 2012 as compared to $23 million or 2.4% of revenue in the comparable period of 2011; and increased by $7 million to $80 million or 2.8% of revenue for the nine months ended September 30, 2012 as compared to $73 million, or 2.6% of revenue in 2011. The increases to R&D are reflective of incremental expenses from the YSI and MJK acquisitions, as well as costs associated with the launching of new products.
Restructuring and Asset Impairment Costs

During the three and nine months ended September 30, 2012, we recognized restructuring and asset impairment charges of $4 million. These charges primarily relate to restructuring related severance payments for manufacturing force reduction initiatives within our Water Infrastructure segment. There were no restructuring charges recognized during the three and nine months ended September 30, 2011. We estimate annual future net savings beginning in 2013 from our year-to-date 2012 restructuring charges will be approximately $3 million.

During the three and nine months ended September 30, 2011, we recognized an asset impairment of $2 million related to a facility within our Applied Water segment.

Additionally, during the three and nine months ended September 30, 2012, we incurred $1 million of realignment cost which was recognized within selling, general and administrative expenses in the Condensed Consolidated and Combined Income Statements. These realignment costs relate to improving operational efficiencies primarily in our European businesses.

Separation Costs
We incurred non-recurring separation costs as a result of the Spin-off as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Rebranding and marketing costs	$2	$3	$6	$4
Advisory fees	1	9	6	18
Information and technology costs	—	10	1	17
Employee retention and hiring costs	—	4	1	8
Lease termination and other real estate costs	—	10	—	10
Non-cash asset impairments (a)	—	8	—	8
Other	1	2	1	2
Total separation costs in operating income	4	46	15	67
Tax-related separation (benefit) cost (b)	—	(9)	—	5
Income tax (benefit) expense	$(1)	$(12)	$(4)	$(18)
Total separation costs, net of tax	$3	$25	$11	$54

(a)
During the third quarter of 2011, we recorded an impairment charge of $8 million on one of our facilities in China within our Applied Water segment. Prior to the Spin-off, this was a shared facility among certain Xylem and ITT businesses and in connection with the separation, the removal of certain ITT operations triggered an impairment evaluation. The fair value of the applicable assets was calculated using the cost approach.

(b)
In the third quarter of 2011, we revised our estimate of certain tax-related separation costs to be incurred. This adjustment resulted in a $9 million net credit (income) for tax-related separation costs during the third quarter of 2011.

Our current estimate of the pre-tax impact of the activities associated with the Spin-off is approximately $5 million for the remainder of 2012.
Operating Income
We generated operating income of $111 million during the third quarter of 2012, a $32 million increase compared to $79 million in the third quarter of 2011, and $339 million in the nine months ended September 30, 2012, an increase of $43 million compared to $296 million in 2011. These results include non-recurring separation costs of $4 million and $15 million for the three and nine months ended September 30, 2012, respectively, and $46 million and $67 million for the same comparable prior year periods. The three and nine months ended September 30, 2012 also include increased expenses incurred as a standalone company. The following table illustrates operating income results for our business segments.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2012	2011	Change		2012	2011	Change
Water Infrastructure	$85	$87	(2.3)%		$253	$245	3.3%
Applied Water	43	37	16.2%		135	133	1.5%
Segment operating income	128	124	3.2%		388	378	2.6%
Corporate and other	(17)	(45)	(62.2)%		(49)	(82)	(40.2)%
Total operating income	$111	$79	40.5%		$339	$296	14.5%
Operating margin	11.9%	8.4%	350	bp	12.0%	10.6%	140	bp

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2012	2011	Change		2012	2011	Change
Water Infrastructure
Operating income	$85	$87	(2.3)%		$253	$245	3.3%
Separation costs	—	8			3	10
Restructuring and realignment costs	4	—			4	—
Adjusted operating income	$89	$95	(6.3)%		$260	$255	2.0%
Adjusted operating margin	15.0%	16.3%	(130)	bp	14.5%	14.7%	(20)	bp
Applied Water
Operating income	$43	$37	16.2%		$135	$133	1.5%
Separation costs	1	9			2	9
Restructuring and realignment costs	—	—			—	—
Adjusted operating income	$44	$46	(4.3)%		$137	$142	(3.5)%
Adjusted operating margin	12.6%	12.5%	10	bp	12.7%	12.8%	(10)	bp
Total Xylem
Operating income	$111	$79	40.5%		$339	$296	14.5%
Separation costs	4	46			15	67
Restructuring and realignment costs	5	—			5	—
Adjusted operating income	$120	$125	(4.0)%		$359	$363	(1.1)%
Adjusted operating margin	12.9%	13.3%	(40)	bp	12.7%	13.0%	(30)	bp
Water Infrastructure
Operating income for our Water Infrastructure segment decreased $2 million or 2.3% ($6 million or 6.3% excluding separation, restructuring and realignment costs) for the quarter ended September 30, 2012 compared with the prior year, as the unfavorable mix driven by lower dewatering revenues, higher sales within emerging markets and headwinds from foreign exchange impacts were mostly offset by the measures taken by the company to reduce operating costs. Operating income increased for the segment by $8 million or 3.3% ($5 million or 2.0% excluding separation, restructuring and realignment costs) for the nine months ended September 30, 2012, compared with the prior year, as incremental operating income from the YSI and MJK acquisitions of $20 million and strength in the emerging market public utility and industrial sectors were partially offset by unfavorable foreign exchange impacts and increased spending on research and development as well as unfavorable impacts of inflation on labor.
Applied Water
Operating income for our Applied Water segment increased $6 million or 16.2% (decreased $2 million or 4.3% excluding separation costs) for the quarter ended September 30, 2012 compared with the prior year due to a decline in revenues and unfavorable foreign exchange impacts more than offset by the reduction in separation costs, the absence of a prior year facility impairment charge, mitigating operating cost reductions put in place by the company and lower commodity costs. Operating income increased $2 million or 1.5% (decreased $5 million or 3.5% excluding separation costs) for the nine months ended September 30, 2012 compared with the prior year as a result of the decrease in revenues which were more than offset by the reduction in separation costs, operating cost reductions, a reduction of a contract loss accrual, and the absence of a prior year facility impairment charge.

Interest Expense
Interest expense was $14 million and $41 million for the three and nine months ended September 30, 2012, respectively, primarily related to the interest from the issuance of $1.2 billion aggregate principal amount of senior notes issued in September 2011. Refer to Note 12, “Credit Facilities and Long-Term Debt,” for further details.
Income Tax Expense
The income tax provision for the three months ended September 30, 2012 was $28 million at an effective tax rate of 27.8%, compared to $5 million at an effective tax rate of 6.3% for the same period in 2011. The increase in the effective tax rate for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to non-recurring favorable tax examination settlements in 2011. The income tax provision for the nine months ended September 30, 2012 was $75 million at an effective tax rate of 25.2%, compared to $72 million at an effective tax rate of 24.0% for the same period in 2011. The increase in the effective tax rate for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to mix of earnings by jurisdiction.
On September 20, 2012, the Swedish government submitted its budget proposal, which includes tax legislation for 2013 that if enacted, could adversely impact the Company’s effective tax rate. The Company is currently assessing potential opportunities to mitigate the potential impact.

Liquidity and Capital Resources
The following table summarizes our sources and uses of cash.

	Nine Months Ended September 30,
(In millions)	2012	2011	Change
Operating activities	$230	$252	$(22)
Investing activities	(89)	(377)	288
Financing activities	(41)	182	(223)
Foreign exchange	6	(4)	10
Total	$106	$53	$53

Sources and Uses of Liquidity
Operating Activities
During the first nine months of 2012, net cash provided by operating activities declined by $22 million as compared to the first nine months of 2011. The year-over-year decrease was primarily driven by interest payments on debt of $38 million in 2012 as well as higher tax payments of $39 million, partially offset by lower separation cash payments and an increase in receivable collections.
Investing Activities
Cash used in investing activities was $89 million for the first nine months of 2012 as compared to $377 million in 2011 due almost entirely to reduced cash used for acquisitions.

Financing Activities
Cash used in financing activities was $41 million for the first nine months of 2012 as compared to $182 million of cash provided by financing activities in the first nine months of 2011. Cash financing during the first nine months of 2012 was driven by dividend payments of $56 million, partially offset by $22 million of proceeds from the exercise of stock options. For 2011, net proceeds from the issuance of $1.2 billion in Senior Notes funded a net transfer of $1 billion to our former parent, ITT, that included the repayment of funds used in the acquisition of YSI. In general, the components of net transfers include: (i) cash transfers from the Company to its former parent, (ii) cash investments from our former parent used to fund operations, capital expenditures and acquisitions, (iii) charges (benefits) for income taxes, and (iv) allocations of the former parent company’s corporate expenses described in this quarterly report.
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
Senior Notes
On September 20, 2011, we issued 3.550% Senior Notes of $600 million aggregate principal amount due September 2016 (the “Senior Notes due 2016”) and 4.875% Senior Notes of $600 million aggregate principal amount due October 2021 (the “Senior Notes due 2021” and together with the Senior Notes due 2016, the “Senior Notes”).
The issuance resulted in gross proceeds of $1.2 billion, offset by $9 million in debt issuance costs which were capitalized and are included within other assets. The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and lease-back transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods), including but not limited to, (i) failure to pay interest for 30 days, (ii) failure to pay principal when due, (iii) failure to perform any other covenant for 90 days after receipt of notice from the trustee or from holders of 25% of the outstanding principal amount and (iv) certain events of bankruptcy, insolvency or reorganization. We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. As of September 30, 2012, we were in compliance with all covenants. If a change of control of Xylem triggering event occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.
The Senior Notes contained a covenant requiring Xylem to register the Senior Notes under the Securities Act. On July 26, 2012, the Company completed its offers to exchange the Senior Notes for new registered notes, with terms identical in all material respects to the Senior Notes except the new notes are freely transferable and not subject to any covenant regarding registration. All of the Senior Notes were exchanged for new registered notes.
Interest on the Senior Notes due 2016 is payable on March 20 and September 20 of each year. Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year.
Credit Facility
Effective October 31, 2011, Xylem and its subsidiaries entered into a Four Year Competitive Advance and Revolving Credit Facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders. The credit facility provides for an aggregate principal amount of up to $600 million of (i) a competitive advance borrowing option which will be provided on an uncommitted competitive advance basis through an auction mechanism (the “competitive loans”), (ii) revolving extensions of credit (the “revolving loans”) outstanding at any time and (iii) the issuance of letters of credits in a face amount not in excess of $100 million outstanding at any time. As of September 30, 2012, this credit facility is undrawn.
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
Credit Ratings
Our credit ratings are updated annually. The rating agencies have completed their 2012 review and our ratings remain unchanged and are as follows:

	Short-Term	Long-Term
Rating Agency	Ratings	Ratings

Standard & Poor’s	A-2	BBB
Moody’s Investors Service	P-2	Baa2
Fitch Ratings	F-2	BBB

Non-U.S. Operations
For the nine months ended September 30, 2012 and 2011, we generated approximately 62% and 64%, respectively, of our revenue from non-U.S. operations. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is to indefinitely reinvest all but $100 million of these funds outside of the United States. However, we continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities which support our current designation of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of our review, it is determined that all or a portion of the funds may be needed for our operations in the United States, we would be required to accrue U.S. taxes related to future tax payments associated with the repatriation of these funds. As of September 30, 2012, our foreign subsidiaries were holding $308 million in cash or marketable securities.
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
New Accounting Pronouncements
See Note 2, "Recently Issued Accounting Pronouncements," in the Notes to the condensed combined financial statements for a complete discussion of recent accounting pronouncements. There were no new pronouncements that we expect to have a material impact on our financial condition, results of operations or cash flows in future periods.

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

PART II

ITEM 1.             LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings seek remedies relating to environmental matters, intellectual property matters, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. See Note 15 “Commitments and Contingencies” to the condensed consolidated and combined financial statements for further information and any updates.

ITEM 1A.             RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2011 Annual Report.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
7/1/12 - 7/31/12	—	—	—	—
8/1/12 - 8/31/12	—	—	—	2.0
9/1/12 - 9/30/12	0.1	$25.27	0.1	1.9

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 18, 2012, the Board of Directors authorized the repurchase of up to two million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.             MINE SAFETY DISCLOSURE
None.
ITEM 5.             OTHER INFORMATION
None.
ITEM 6.             EXHIBITS
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ John P. Connolly
John P. Connolly
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
November 1, 2012

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

(3.1)	Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K Current Report filed on October 13, 2011 (CIK No. 1524472, File No. 1-35229).

(3.2)	By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.2 of Xylem Inc.’s Form 8-K Current Report filed on October 13, 2011 (CIK No. 1524472, File No. 1-35229).

(4.1)	Indenture, dated as of September 20, 2011, between Xylem Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.2 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Xylem Inc. 3.550% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

(4.3)	Form of Xylem Inc. 4.875% Senior Notes due 2021	Incorporated by reference to Exhibit 4.6 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

(4.4)
Registration Rights Agreement, dated as of September 20, 2011, between Xylem Inc., ITT Corporation and J.P. Morgan Securities LLC, RBS Securities Inc. and Wells Fargo Securities, LLC as representatives of the Initial Purchasers
Incorporated by reference to Exhibit 4.8 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(11)	Statement Re-Computation of Per Share Earnings
Information required to be presented in Exhibit 11 is provided under “Earnings Per Share” in Note 6 to the Condensed Consolidated and Combined Financial Statements in Part I, Item 1 “Condensed Consolidated and Combined Financial Statements” of this Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

(12)	Statement Re-Computation of Ratios	Filed herewith.
(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit Number	Description	Location

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(101)
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated and Combined Income Statements, (ii) Condensed Consolidated and Combined Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated and Combined Statements of Cash Flows and (v) Notes to Condensed Consolidated and Combined Financial Statements
Submitted electronically with this Report.

Exhibit 12

Ratio of Earnings to Fixed Charges

	Nine Months Ended
	September 30,		Years Ended December 31,
(In Millions Except Ratios)	2012	2011(a)	2011(a)	2010(a)	2009(a)	2008(a)	2007(a)
Fixed Charges:

Interest Expense, Including Amortization of Deferred Finance Fees	$41	$2	$17	$—	$—	$2	$1

Interest Portion of Rental Expense (b)	13	16	21	18	16	16	13

Total Fixed Charges	54	18	38	18	16	18	14

Earnings Before Income Taxes, Discontinued Operations and Fixed Charges:

Pre-tax income (before income or loss from equity investees)	296	297	379	387	277	313	276

Fixed Charges	54	18	38	18	16	18	14

Total Earnings Available For Fixed Charges	350	315	417	405	293	331	290

Ratio of Earnings to Fixed Charges:	6.5	17.5	10.9	22.7	18.9	18.9	20.9

(a) For all comparative periods presented above, these periods are prior to the Spin-off from ITT and the issuance of $1.2 billion aggregate principal amount of senior notes which were issued in September 2011. Interest on the Senior Notes accrues from September 20, 2011.

(b) Calculated as 33% of rent expense, which is a reasonable approximation of the interest factor.

EXHIBIT 31.1

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gretchen W. McClain, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Xylem Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)
disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 1, 2012
/s/ Gretchen W. McClain
Gretchen W. McClain
President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael T. Speetzen, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Xylem Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)
disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 1, 2012
/s/ Michael T. Speetzen
Michael T. Speetzen
Senior Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Xylem Inc. (the “Company”) for the period ended September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gretchen W. McClain, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gretchen W. McClain
Gretchen W. McClain
President and Chief Executive Officer
November 1, 2012

A signed original of this written statement required by Section 906 has been provided to Xylem Inc. and will be retained by Xylem Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Xylem Inc. (the “Company”) for the period ended September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael T. Speetzen, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Michael T. Speetzen
Michael T. Speetzen
Senior Vice President and Chief Financial Officer
November 1, 2012

A signed original of this written statement required by Section 906 has been provided to Xylem Inc. and will be retained by Xylem Inc. and furnished to the Securities and Exchange Commission or its staff upon request.