Form 10-Q/A
period 2012-09-30
Xylem Inc.
filed 2012-11-06
CIK 1524472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 to Xylem Inc.'s Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 1, 2012 (Original Form 10-Q), is being filed solely to include Exhibits 12, 31.1, 31.2, 32.1 and 32.2 as separate exhibits. The body of the Original Form 10-Q included the certifications pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (under the headings Exhibit 31.1 and Exhibit 31.2), each dated November 1, 2012; the certifications pursuant to 18 U.S.C. Section 1350 (under the headings Exhibit 32.1 and Exhibit 32.2), each dated November 1, 2012; and Xylem Inc.'s ratio of earnings to fixed charges (under the heading Exhibit 12). However, the ratio of earnings to fixed charges information was inadvertently not included as a separate exhibit to the Original Form 10-Q, and incorrect versions of Exhibits 31.1, 31.2, 32.1 and 32.2 were inadvertently included as separate exhibits in the Original Form 10-Q. This Amendment No. 1 now includes, as separate exhibits, Exhibit 12 and corrected Exhibits 31.1, 31.2, 32.1 and 32.2. No other changes have been made to the Original Form 10-Q nor has it been updated to reflect events occurring subsequent to the original filing date.

Xylem Inc.

ITEM			PAGE
PART I – Financial Information
Item 1	-	Condensed Consolidated and Combined Financial Statements:
		Condensed Consolidated and Combined Income Statements for the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	4
		Condensed Consolidated and Combined Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	5
		Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	6
		Condensed Consolidated and Combined Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	7
		Notes to the Condensed Consolidated and Combined Financial Statements (Unaudited)	8
Item 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3	-	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4	-	Controls and Procedures	36
PART II – Other Information
Item 1	-	Legal Proceedings	37
Item 1A	-	Risk Factors	37
Item 2	-	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3	-	Defaults Upon Senior Securities	37
Item 4	-	Mine Safety Disclosure	37
Item 5	-	Other Information	37
Item 6	-	Exhibits	37
Signatures			38

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
(Principal Accounting Officer)
November 5, 2012

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