Form 10-Q
period 2013-03-31
Xylem Inc.
filed 2013-04-30
CIK 1524472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
(address of principal executive offices and zip code)
Telephone number: (914) 323-5700
(Registrant's telephone number, including area code)
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of April 26, 2013, there were 185,291,257 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

For the three months ended March 31,	2013	2012
Revenue	$879	$925
Cost of revenue	545	562
Gross profit	334	363
Selling, general and administrative expenses	236	231
Research and development expenses	26	28
Restructuring charges	5	—
Separation costs	1	5
Operating income	66	99
Interest expense	13	14
Other non-operating (expense), net	(2)	(1)
Income before taxes	51	84
Income tax expense	10	21
Net income	$41	$63
Earnings per share:
Basic	$0.22	$0.34
Diluted	$0.22	$0.34
Weighted average number of shares:
Basic	185.8	185.4
Diluted	186.4	185.9
Dividends declared per share	$0.1164	$0.1012
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in millions)

For the three months ended March 31,	2013	2012
Net income	$41	$63
Other comprehensive income, before tax:
Foreign currency translation adjustment	(43)	49
Net change in cash flow hedges:
Unrealized (losses) gains	(2)	4
Amount of gain reclassified into net income	(1)	—
Net change in postretirement benefit plans:
Amortization of net actuarial loss	4	2
Settlement	—	2
Other comprehensive (loss) income, before tax	(42)	57
Income tax expense related to items of other comprehensive income	1	2
Other comprehensive (loss) income, net of tax	(43)	55
Comprehensive (loss) income	$(2)	$118
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$375	$504
Receivables, less allowances for discounts and doubtful accounts of $27 and $34 in 2013 and 2012, respectively	767	776
Inventories, net	461	443
Prepaid and other current assets	111	110
Deferred income tax assets	43	41
Total current assets	1,757	1,874
Property, plant and equipment, net	474	487
Goodwill	1,669	1,647
Other intangible assets, net	504	484
Other non-current assets	185	187
Total assets	$4,589	$4,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$309	$332
Accrued and other current liabilities	406	443
Short-term borrowings and current maturities of long-term debt	6	6
Total current liabilities	721	781
Long-term debt	1,199	1,199
Accrued postretirement benefits	397	400
Deferred income tax liabilities	179	173
Other non-current accrued liabilities	53	52
Total liabilities	2,549	2,605
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 186.3 shares and 186.2 shares in 2013 and 2012, respectively	2	2
Capital in excess of par value	1,711	1,706
Retained earnings	283	264
Treasury stock – at cost 1.0 shares and 0.5 shares in 2013 and 2012, respectively	(28)	(13)
Accumulated other comprehensive income	72	115
Total stockholders’ equity	2,040	2,074
Total liabilities and stockholders’ equity	$4,589	$4,679

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the three months ended March 31,	2013	2012
Operating Activities
Net income	$41	$63
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25	23
Amortization	12	11
Share-based compensation	6	5
Restructuring charges	5	—
Payments for restructuring	(4)	—
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	1	7
Changes in inventories	(29)	(31)
Changes in accounts payable	(8)	14
Other, net	(29)	(31)
Net Cash – Operating activities	20	61
Investing Activities
Capital expenditures	(30)	(31)
Acquisitions, net of cash acquired	(78)	—
Proceeds from the sale of property, plant and equipment	3	2
Net Cash – Investing activities	(105)	(29)
Financing Activities
Repurchase of common stock	(15)	(1)
Proceeds from exercise of employee stock options	—	16
Dividends paid	(22)	(19)
Other, net	1	(6)
Net Cash – Financing activities	(36)	(10)
Effect of exchange rate changes on cash	(8)	7
Net change in cash and cash equivalents	(129)	29
Cash and cash equivalents at beginning of year	504	318
Cash and cash equivalents at end of period	$375	$347
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11	$11
Income taxes (net of refunds received)	$27	$18
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Background and Basis of Presentation
Background
Xylem Inc. (“Xylem” or the “Company”) is a leading equipment and service provider for water and wastewater applications with a broad portfolio of products and services addressing the full cycle of water, from collection, distribution and use to the return of water to the environment. Xylem was incorporated in Indiana on May 4, 2011. On October 31, 2011 ITT Corporation ("ITT") completed the spin-off of Xylem, formerly ITT's water equipment and service businesses, and Exelis Inc. ("Exelis"), formerly ITT's defense and service businesses (the "Spin-off").
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
Basis of Presentation
The interim condensed consolidated financial statements reflect our financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All transactions between our businesses have been eliminated.
The unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”) in preparing these unaudited financial statements, with the exception of accounting standard updates described in Note 2. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2012 Annual Report.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, postretirement obligations and assets, revenue recognition, income tax contingency accruals and valuation allowances, goodwill impairment testing and contingent liabilities. Actual results could differ from these estimates. Additionally, our interim condensed consolidated financial statements may not be indicative of our future performance.
Our quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the fourth quarter which ends on December 31. For ease of presentation, the condensed consolidated financial statements included herein are described as ending on the last day of the calendar quarter.

Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In March 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on the release of a cumulative translation adjustment (“CTA”) related to an entity's investment in a foreign entity into income. The guidance requires such CTA to be released when there has been a: (1) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (2) loss of a controlling financial interest in an investment in a foreign entity or (3) step acquisition for a foreign entity. This guidance is effective for fiscal years beginning after December 15, 2013. We are currently evaluating the impact of the guidance on our financial condition and results of operations.

In February 2013, the FASB issued guidance related to the measurement and disclosure of obligations resulting from joint and several liability arrangements. The new guidance requires companies to measure obligations resulting from joint and several liability arrangements as the sum of (1) the amount the company agreed to pay on the basis of its arrangement among co-obligors and (2) any additional amount the company expects to pay on behalf of its co-obligors. Additionally, the new guidance requires the disclosure of a description of the joint and several arrangement and the total outstanding amount of the obligation for all joint parties. This guidance is effective for fiscal years beginning after December 15, 2013. We are currently evaluating the impact of the guidance on our financial condition and results of operations.
Recently Adopted Pronouncements
In February 2013, the FASB issued guidance regarding new disclosures for items reclassified out of accumulated other comprehensive income (“AOCI”). The guidance requires entities to present information about items reclassified out of AOCI by component. Additionally, entities will be required to present either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements, significant amounts reclassified out of AOCI by the respective line items of net income. This guidance is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our financial statement presentation and disclosures.
In July 2012, the FASB provided companies with the option to make an initial qualitative evaluation, based on events and circumstances, to determine the likelihood of an impairment of an indefinite-lived intangible asset. The results of this qualitative assessment determine whether it is necessary to perform the currently required quantitative comparison of the indefinite-lived intangible asset's fair value to its carrying amount. If it is more likely than not that the fair value of the intangible asset is less than its carrying amount, a company would be required to perform the quantitative assessment. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of the guidance did not have a material impact on our financial condition and results of operations.

Note 3. Acquisitions

During the first quarter of 2013, we spent $81 million ($78 million, net of cash acquired) on two acquisitions that were not material individually or in the aggregate to our results of operations or financial position.

PIMS

On February 5, 2013 we acquired PIMS Group (“PIMS”), a wastewater services company based in the United Kingdom, for approximately $57 million, including a cash payment of $55 million and the assumption of certain liabilities. PIMS is a supplier of wastewater installation and maintenance services for the private sector, municipal and industrial markets. The company has approximately 220 employees and generated revenue of approximately $38 million for the fiscal year ended April 30, 2012.

Our financial statements include PIMS' results of operations prospectively from February 5, 2013. The purchase price allocation for PIMS is based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to the fair values of intangible assets, income taxes, working capital balances, certain other current and non-current liabilities and residual goodwill.

MultiTrode

On March 1, 2013 we acquired MultiTrode Pty Ltd (“MultiTrode”), a water and wastewater technology and services company based in Australia, for approximately $26 million. MultiTrode offers advanced monitoring and control technologies to municipal and private water and waste water authorities as well as industrial clients. The company has approximately 60 employees and generated revenue of approximately $13 million in fiscal 2012.

Our financial statements include MultiTrode's results of operations prospectively from March 1, 2013. The purchase price allocation for MultiTrode is based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to the fair values of intangible assets, income taxes, working capital balances, certain other current and non-current assets and residual goodwill.

Note 4. Restructuring Charges

During the first quarter of 2013, we recognized restructuring charges of $5 million. The charges relate to the reduction in structural costs, including the consolidation of facilities, primarily within our Water Infrastructure segment. There were no restructuring charges recognized during the quarter ended March 31, 2012.

	Three Months Ended
	March 31,
(in millions)	2013	2012
By component:
Severance and other charges	$5	$—
Reversal of restructuring accruals	—	—
Total restructuring charges	$5	$—

By segment:
Water Infrastructure	$5	$—
Applied Water	—	—
Corporate and other	—	—

The following table displays a rollforward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheet within accrued liabilities, for three months ended March 31, 2013 and 2012.

(in millions)	2013	2012
Restructuring accruals - January 1	$9	$1
Severance and other	5	—
Cash payments	(4)	—
Other	—	(1)
Restructuring accruals - March 31	$10	$—

By segment:
Water Infrastructure	$7	$—
Applied Water	3	—
Corporate and other	—	—

The following is a rollforward of employee position eliminations associated with restructuring activities for the three months ended March 31, 2013 and 2012.

	2013	2012
Planned reductions - January 1	54	—
Additional planned reductions	99	—
Actual reductions	(52)	—
Planned reductions - March 31	101	—

Total expected costs associated with actions that commenced during the first quarter of 2013 are approximately $22 million for Water Infrastructure and approximately $1 million for Applied Water. These costs primarily comprise severance charges. These actions are expected to be completed during the second half of 2013.

Note 5. Separation Costs
The components of non-recurring separation costs incurred as a result of the Spin-off are presented below.

(in millions)	Three Months Ended
	March 31,
	2013	2012
Advisory fees and other	$—	$3
Rebranding and marketing costs	—	2
Information and technology costs	1	—
Total separation costs in operating income	1	5
Income tax benefit	—	(1)
Total separation costs, net of tax	$1	$4

Note 6. Income Taxes
Our quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items within periods presented. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and amount of permanent book-to-tax differences.
The income tax provision for the three months ended March 31, 2013 was $10 million at an effective tax rate of 19.1%, compared to $21 million at an effective tax rate of 24.8% for the same period in 2012. The decrease in the effective tax rate for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to mix of earnings including the impact of realignment efforts and the benefit from a discrete foreign tax refund.
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
The amount of unrecognized tax benefits at March 31, 2013 was $8 million which, if ultimately recognized, will reduce our annual effective tax rate. We do not believe that the unrecognized tax benefits will significantly change within the next twelve months.
We classify interest relating to unrecognized tax benefits as a component of other non-operating expense, net and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of March 31, 2013, we had $1 million of interest accrued for unrecognized tax benefits.

Note 7. Earnings Per Share
The following is a summary of the calculation of basic and diluted net earnings per share.

	Three Months Ended
	March 31,
	2013	2012
Net income (in millions)	$41	$63
Shares (in thousands):
Weighted average common shares outstanding	185,573	184,963
Add: Participating securities (a)	234	435
Weighted average common shares outstanding — Basic	185,807	185,398
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	178	289
Dilutive effect of restricted stock	450	172
Weighted average common shares outstanding — Diluted	186,435	185,859
Basic earnings per share	$0.22	$0.34
Diluted earnings per share	$0.22	$0.34

(a)
Restricted stock awards containing rights to non-forfeitable dividends that participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

(b)Incremental shares from stock options, restricted stock and performance share units are computed by the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock and performance share awards, reduced by the repurchase of shares with the proceeds from the assumed exercises, unrecognized compensation expense for outstanding awards and the estimated tax benefit of the assumed exercises. Performance share units will be included in the treasury stock calculation of diluted earnings per share upon achievement of underlying performance conditions. See Note 15, "Stock-Based Compensation Plans" for further detail on the performance share units.

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Stock options	4,130	4,305
Restricted stock	757	843
Performance shares	40	—

Note 8. Inventories

(in millions)	March 31, 2013	December 31, 2012
Finished goods	$184	$182
Work in process	34	30
Raw materials	243	231
Total inventories, net	$461	$443

Note 9. Property, Plant and Equipment

(in millions)	March 31, 2013	December 31, 2012
Land, buildings and improvements	$253	$255
Machinery and equipment	648	653
Equipment held for lease or rental	183	183
Furniture and fixtures	88	90
Construction work in progress	43	40
Other	20	19
	1,235	1,240
Less accumulated depreciation	761	753
Total property, plant and equipment, net	$474	$487

Depreciation expense of $25 million and $23 million was recognized in the three months ended March 31, 2013 and 2012, respectively.

Note 10. Goodwill and Other Intangible Assets
Changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2013 are as follows:

(in millions)	Water Infrastructure	Applied Water	Total
Balance as of December 31, 2012	1,085	562	1,647
Activity in 2013
Goodwill acquired (a)	47	—	47
Foreign currency and other	(17)	(8)	(25)
Balance as of March 31, 2013	1,115	554	1,669
(a) Attributable to the 2013 acquisitions of PIMS and MultiTrode.
Based on the results of our latest annual impairment tests, we determined that no impairment of goodwill existed as of the measurement date in 2012. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	March 31, 2013			December 31, 2012
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$340	$(81)	$259	$317	$(75)	$242
Proprietary technology	107	(30)	77	105	(29)	76
Trademarks	37	(14)	23	33	(14)	19
Patents and other	21	(17)	4	21	(17)	4
Indefinite-lived intangibles	141	—	141	143	—	143
	$646	$(142)	$504	$619	$(135)	$484

Based on the results of our latest annual impairment tests, we determined that no impairment of the indefinite-lived intangibles existed as of the measurement date in 2012. However, future impairment tests could result in a charge to earnings. We will continue to evaluate the indefinite-lived intangible assets on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

Amortization expense related to finite-lived intangible assets for the three months ended March 31, 2013 and 2012 was $9 million and $8 million, respectively.

Note 11. Derivative Financial Instruments
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
Beginning in 2012, certain business units within our segments with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income and is subsequently reclassified into either revenue or cost of revenue (hedge of sales classified into revenue and hedge of purchases classified into cost of revenue) in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivative is recognized directly in selling, general and administrative expenses. Our policy is to de–

designate cash flow hedges at the time forecasted transactions are recognized as assets or liabilities on a business unit’s balance sheet and report subsequent changes in fair value through selling, general and administrative expenses where the gain or loss due to movements in currency rates on the underlying asset or liability is recorded. If it becomes probable that the originally forecasted transaction will not occur, the gain or loss related to the hedge recorded within other comprehensive income is recognized into net income.
Listed in the table below are the outstanding foreign currency derivatives that were used to hedge foreign exchange risks as of March 31, 2013.

(in millions; except number of instruments)
Foreign Currency Derivative	Number of Instruments	Notional Sold	Sell Notional Currency	Notional Purchased	Buy Notional Currency
Buy PLN/ Sell EUR forward	3	4.6	Euro (EUR)	19.4	Polish Zloty (PLN)
Buy HUF/ Sell EUR forward	3	1.8	Euro (EUR)	546.2	Hungarian Forint (HUF)
Sell CAD/ Buy EUR forward	8	10.0	Canadian Dollar (CAD)	7.4	Euro (EUR)
Sell USD/ Buy EUR forward	8	40.5	United States Dollar (USD)	31.0	Euro (EUR)
Sell AUD/ Buy EUR forward	8	20.0	Australian Dollar (AUD)	15.5	Euro (EUR)
Sell GBP/ Buy EUR forward	8	9.0	British Pound Sterling (GBP)	10.4	Euro (EUR)

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income.

	Three Months Ended
	March 31,
(in millions)	2013	2012
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) gain recognized in OCI (a)	$(2)	$4
Amount of (gain) loss reclassified from OCI into revenue (a)	(1)	—
Amount of (gain) loss reclassified from OCI into cost of revenue (a)	—	—

(a)	Effective portion
As of March 31, 2013, $2 million of the net unrealized losses on cash flow hedges is expected to be reclassified into earnings in the next 12 months. The ineffective portion of the change in fair value of a cash flow hedge is excluded from effectiveness testing and is recognized immediately in selling, general and administrative expenses in the Condensed Consolidated Income Statements. For the three months ended March 31, 2013 and 2012, the amount was not material.

The fair values of our foreign exchange contracts currently included in our hedging program were as follows:

(in millions)	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments
Liabilities
Other current liabilities	$2	$—
Total fair value	$2	$—

Note 12. Accrued and Other Current Liabilities

(in millions)	March 31, 2013	December 31, 2012
Compensation and other employee-benefits	$179	$201
Customer-related liabilities	56	60
Accrued warranty costs	40	40
Accrued income taxes	34	50
Deferred income tax liability	2	—
Other accrued liabilities	95	92
Total accrued and other current liabilities	$406	$443

Note 13. Credit Facilities and Long-Term Debt

(in millions)	March 31, 2013	December 31, 2012
Short-term borrowings and current maturities of long-term debt	$6	$6

Long-term debt
3.550% Senior Notes due 2016 (a)	$600	$600
4.875% Senior Notes due 2021 (a)	600	600
Unamortized discount (b)	(1)	(1)
Long-term debt	$1,199	$1,199
Total debt	$1,205	$1,205

(a)
The fair value of our Senior Notes (as defined below) was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2016 was $639 million as of both March 31, 2013 and December 31, 2012. The fair value of our Senior Notes due 2021 was $669 million and $680 million as of March 31, 2013 and December 31, 2012, respectively.

(b)
The unamortized discount is recognized as a reduction in the carrying value of the Senior Notes (as defined below) in the Condensed Consolidated Balance Sheets and is being amortized to interest expense in our Condensed Consolidated Income Statements over the expected remaining terms of the Senior Notes.

Senior Notes
On September 20, 2011, we issued 3.550% Senior Notes of $600 million aggregate principal amount due September 2016 (the “Senior Notes due 2016”) and 4.875% Senior Notes of $600 million aggregate principal amount due October 2021 (the “Senior Notes due 2021” and together with the Senior Notes due 2016, the “Senior Notes”).

The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and lease-back transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods), including but not limited to: (i) failure to pay interest for 30 days (ii) failure to pay principal when due, (iii) failure to perform any other covenant for 90 days after receipt of notice from the trustee or from holders of 25% of the outstanding principal amount and (iv) certain events of bankruptcy, insolvency or reorganization. We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. As of March 31, 2013, we were in compliance with all covenants. If a change of control triggering event (as defined in the Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.
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
At our election, the interest rate per annum applicable to the competitive advances will be based on either (i) a Eurodollar rate determined by reference to LIBOR, plus an applicable margin offered by the lender making such loans and accepted by us or (ii) a fixed percentage rate per annum specified by the lender making such loans. At our election, interest rate per annum applicable to the revolving loans will be based on either (i) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin or (ii) a fluctuating rate of interest determined by reference to the greatest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the U.S. Federal Funds effective rate plus half of 1% or (c) the Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, in each case, plus an applicable margin.
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of March 31, 2013, we were in compliance with all covenants. The Credit Facility also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

As of March 31, 2013, the Credit Facility remains undrawn.

Research and Development Facility Agreement

Effective December 14, 2012, we entered into a Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank ("EIB") in an aggregate principal amount of up to €120 million (approximately $154 million) to finance research projects and research infrastructures in the European Union. The Company's wholly owned subsidiary in Luxembourg, Xylem Holdings S.a.r.l., is the borrower under the R&D Facility Agreement. The funds are made available to finance research and development projects during the period of 2013 through 2016 at the Company's R&D facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.

Under the R&D Facility Agreement, the borrower can, starting no later than 18 months from the date of the R&D Facility Agreement, draw loans with a maturity of no longer than 12 years. The R&D Facility Agreement provides for Fixed Rate loans and Floating Rate loans. The interest rate per annum applicable to Fixed Rate loans will be at a fixed percentage rate per annum specified by EIB which includes the applicable margin. The interest rate per annum applicable to Floating Rate loans will be at the rate determined by reference to EURIBOR for loans drawn in Euros and LIBOR for loans drawn in Sterling or U.S. Dollars plus an applicable spread specified by EIB, which includes the applicable margin. The applicable margin for both Fixed Rate loans and Floating Rate loans shall be determined by reference to the credit rating of the Company.

In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of March 31, 2013, we were in compliance with all covenants. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

As of March 31, 2013, the R&D Facility Agreement remains undrawn.

Note 14. Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income for defined benefit pension plans, disaggregated by domestic and international plans.

	Three Months Ended
	March 31,
(in millions)	2013	2012
Domestic defined benefit pension plans:
Net periodic benefit cost:
Service cost	$1	$1
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Amortization of net actuarial loss	1	—
Net periodic benefit cost	$2	$1
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of net actuarial loss	(1)	—
Change recognized in other comprehensive income	$(1)	$—
International defined benefit pension plans:
Net periodic benefit cost:
Service cost	$3	$3
Interest cost	7	7
Expected return on plan assets	(8)	(8)
Amortization of net actuarial loss	3	2
Settlement	—	2
Net periodic benefit cost	$5	$6
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of net actuarial loss	(3)	(2)
Settlement	—	(2)
Change recognized in other comprehensive income	$(3)	$(4)
Totals:
Net periodic benefit cost	$7	$7
Recognized in other comprehensive income	(4)	(4)
Total recognized in comprehensive income	$3	$3
The total net periodic benefit cost for other postretirement employee benefit plans for the three months ended March 31, 2013 and 2012 was $1 million.
We contributed $11 million and $9 million to postretirement benefit plans during the three months ended March 31, 2013 and 2012, respectively. Additional contributions ranging between approximately $27 million and $37 million are expected during the remainder of 2013.

Note 15. Stock-Based Compensation Plans
Share-based compensation expense was $6 million and $5 million for the three months ended March 31, 2013 and 2012, respectively. The unamortized compensation expense related to our stock options, restricted shares and performance based shares was $16 million, $29 million and $3 million, respectively, at March 31, 2013 and is expected to be recognized over a weighted average period of 2.1, 2.1 and 2.9 years, respectively. The amount of cash received from the exercise of stock options was less than $1 million for the three months ended March 31, 2013. We classify as a financing activity the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock lapses.
Restricted Stock Grants
The following is a summary of restricted stock activity for the three months ended March 31, 2013:

(in thousands, except for per share amounts)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at December 31, 2012	1,588	$26.92
Granted	447	$27.45
Vested	(209)	$30.00
Forfeited	(19)	$28.85
Outstanding at March 31, 2013	1,807	$26.68
Performance-Based Share Grants
As part of the annual March 2013 grant under the long-term incentive plan, performance-based shares were granted to all executive officers of the Company. The performance-based shares vest based upon performance by the Company over a three-year period against targets approved by the compensation committee of the Company's Board of Directors prior to the grant date. For the 2013-2015 performance period, the performance-based shares were granted at a target of 100% with actual payout contingent upon the achievement of a pre-set, three-year adjusted Return on Invested Capital and cumulative adjusted net income performance target. Compensation costs resulting from share-based payment transactions are recognized primarily within selling, general and administrative expenses, at fair value over the requisite service period (typically three years) on a straight-line basis. The calculated compensation cost is adjusted based on an estimate of awards ultimately expected to vest and our assessment of the probable outcome of the performance condition. The fair value of performance-based share awards at 100% target is determined using the closing price of our common stock on date of grant.
The following is a summary of performance-based share grants for the three months ended March 31, 2013:

(in thousands, except for per share amounts)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at December 31, 2012	—	$—
Granted	119	$27.49
Vested	—	$—
Forfeited	—	$—
Outstanding at March 31, 2013	119	$27.49

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2013:

(in thousands, except for per share amounts)	Shares	Weighted Average Exercise Price /Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2012	4,083	$26.46	6.4
Granted	813	$27.43	10.0
Exercised	(23)	$20.03	3.4
Forfeited	(176)	$29.52	0.1
Outstanding at March 31, 2013	4,697	$26.54	7.3
Options exercisable at March 31, 2013	2,293	$26.22	5.2
The aggregate intrinsic value of all outstanding and exercisable stock options as of March 31, 2013 was $9.4 million and $6.5 million, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the three months ended March 31, 2013 was less than $1 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for our annual March grants in 2013.

Dividend yield	1.69%
Volatility	31.10%
Risk-free interest rate	1.27%
Expected term (in years)	6.6
Weighted-average fair value / share	$7.58
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

Note 16. Accumulated Other Comprehensive Income (Loss)

The following table provides the components of accumulated other comprehensive income for first three months of 2013:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at December 31, 2012	$336	$(222)	$1	$115
Foreign currency translation adjustment	(43)	—	—	(43)
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	1	—	1
Selling, general and administrative expenses	—	2	—	2
Other non-operating expense, net	—	1	—	1
Income tax expense on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized loss on foreign exchange agreements	—	—	(2)	(2)
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(1)	(1)
Balance at March 31, 2013	$293	$(219)	$(2)	$72

Note 17. Commitments and Contingencies
General

From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses, including acquisitions and divestitures, environmental matters, intellectual property matters, product liability and personal injury claims, employment and pension matters, government and commercial contract disputes. Although we cannot predict the outcome of these and other proceedings with certainty, we believe that they will not have a material adverse effect on our consolidated financial position or results of operations.
While very few claims have been asserted against Xylem alleging injury caused by any of our products resulting from asbestos exposure, it is possible that additional claims could be filed in the future. We believe there are numerous legal defenses available for such claims and would defend ourselves vigorously. Pursuant to the Distribution Agreement ("Distribution Agreement") dated October 25, 2011 among ITT, Exelis and Xylem, ITT will indemnify, defend and hold Xylem harmless for asbestos product liability matters, including settlements, judgments, and legal defense costs associated with all pending and future claims that may arise from past sales of ITT’s legacy products. We believe ITT remains a substantial entity with sufficient financial resources to honor its obligations to us.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations or financial condition.

Indemnifications
As part of the Spin-off, ITT, Exelis and Xylem will indemnify, defend and hold harmless each of the other parties with respect to such parties’ assumed or retained liabilities under the Distribution Agreement and breaches of the Distribution Agreement or related spin agreements. ITT’s indemnification obligations include asserted and unasserted asbestos and silica liability claims that relate to the presence or alleged presence of asbestos or silica in products manufactured, repaired or sold prior to October 31, 2011, the Distribution Date, subject to limited exceptions with respect to certain employee claims, or in the structure or material of any building or facility, subject to exceptions with respect to employee claims relating to Xylem buildings or facilities. The indemnification associated with pending and future asbestos claims does not expire. Xylem has not recorded a liability for material matters for which we will be indemnified by ITT or Exelis through the Distribution Agreement and we are not aware of any claims or other circumstances that would give rise to material payments from us under such indemnifications.

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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $11 million as of March 31, 2013 and December 31, 2012 for environmental matters.
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

(in millions)	2013	2012
Warranty accrual – January 1	$40	$42
Net changes for product warranties in the period	8	6
Settlement of warranty claims	(8)	(8)
Warranty accrual – March 31	$40	$40

Note 18. Segment Information
Our business is organized into two reportable segments: Water Infrastructure and Applied Water. The Water Infrastructure segment, comprising our Water Solutions and Analytics operating units, focuses on the transportation, treatment and testing of water, offering a range of products including water and wastewater pumps, treatment and testing equipment, and controls and systems. The Applied Water segment serves many of the primary uses of water and focuses on the residential, commercial, industrial and agricultural markets. Corporate and other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as the Spin-off and environmental matters that are managed at a corporate level and are not included in the business segments in evaluating performance or allocating resources.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2012 Annual Report). The following tables contain financial information for each reportable segment.

	Three Months Ended
	March 31,
(in millions)	2013	2012
Revenue:
Water Infrastructure	$551	$584
Applied Water	345	355
Eliminations	(17)	(14)
Total	$879	$925
Operating Income:
Water Infrastructure	$42	$75
Applied Water	40	40
Corporate and other	(16)	(16)
Total	$66	$99
Depreciation and Amortization:
Water Infrastructure	$28	$26
Applied Water	8	7
Corporate and other	1	1
Total	$37	$34
Capital Expenditures:
Water Infrastructure	$18	$20
Applied Water	11	10
Corporate and other	1	1
Total	$30	$31

The following table contains the total assets for each reportable segment.

	Total Assets
(in millions)	March 31, 2013	December 31, 2012
Water Infrastructure	$2,885	$2,844
Applied Water	1,263	1,253
Corporate and other	441	582
Total	$4,589	$4,679

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
These forward-looking statements include, but are not limited to, statements about the separation of Xylem Inc. ("Xylem" or the “Company”) from ITT Corporation in 2011, capitalization of the Company, future strategic plans and other statements that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to orders, sales, operating margins and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements.
Caution should be taken not to place undue reliance on any such forward-looking statements because they involve risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”) and with subsequent filings we make with the Securities and Exchange Commission.
The following discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, included elsewhere in this Report. Except as otherwise indicated or unless the context otherwise requires, “Xylem,” “we,” “us,” “our” and “the Company” refer to Xylem Inc. and its subsidiaries. References in the condensed consolidated financial statements to “ITT” or “parent” refer to ITT Corporation and its consolidated subsidiaries (other than Xylem Inc.).
Our quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the fourth quarter which ends on December 31. For ease of presentation, the reporting periods included herein are described as ending on the last day of the calendar quarter.
On October 31, 2011 ITT Corporation ("ITT") completed the spin-off of Xylem, formerly ITT's water equipment and service businesses, and Exelis Inc. ("Exelis"), formerly ITT's defense and service businesses (the "Spin-off").

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

We sell our equipment and services via direct and indirect channels that serve the needs of each customer type. In the Water Infrastructure segment for the year ended 2012, we provided more than 70% direct sales with strong application expertise, with the remaining amount going through distribution partners. In the Applied Water segment, we provided more than 85% of our sales in 2012 through long-standing relationships with the world’s leading distributors, with the remainder going direct to customers. We believe the total market opportunity for this equipment and services portion of the water industry supply chain is estimated at $280 billion.
Executive Summary
Xylem reported revenue for the first quarter 2013 of $879 million, a decrease of 5.0% compared to $925 million during the first quarter of 2012. Revenue declined 4.8% on a constant currency basis, driven by sales volume declines across most applications, partially offset by realization of pricing initiatives and benefits from the launch of new products. The 2012 acquisitions of MJK Automation ("MJK") and Heartland Pump Rental & Sales, Inc. ("Heartland") and 2013 acquisitions of PIMS Group (“PIMS”) and MultiTrode Pty Ltd (“MultiTrode”) within our Water Infrastructure segment contributed $23 million of incremental revenue for 2013. Operating income for the first quarter of 2013 was $66 million, reflecting a decrease of $33 million or 33.3% compared to $99 million in the first quarter of 2012 primarily due to the volume decline, continued investment in the business and acquisition costs, partially offset by pricing actions and restructuring savings from 2012 actions.

Additional financial highlights for the three months ended March 31, 2013 include the following:

•	Orders of $962 million

•	Net income of $41 million, or $0.22 per diluted share ($0.27 on an adjusted basis)

•	Cash flow from operating activities of $20 million

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

•“adjusted net income” and “adjusted earnings per share” defined as net income and earnings per share, respectively, adjusted to exclude non-recurring separation costs from the Spin-off (not excluded in 2013), restructuring and realignment costs and tax-related special items. A reconciliation of adjusted net income is provided below.

	Three Months Ended
	March 31, 2013
(In millions, except for per share data)	2013	2012
Net income	$41	$63
Separation costs, net of tax (a)	—	4
Restructuring and realignment, net of tax	9	—
Tax-related special items	—	—
Adjusted net income	$50	$67
Weighted average number of shares - Diluted	186.4	185.9
Adjusted earnings per share	$0.27	$0.36

(a)	2013 costs of $1 million ($1 million, net of tax) associated with non-recurring separation activities are not excluded from adjusted net income.

•
“operating expenses excluding separation, restructuring and realignment costs” defined as operating expenses, adjusted to exclude non-recurring separation costs from the Spin-off (not excluded in 2013), restructuring and realignment costs.

•
“adjusted segment operating income” defined as segment operating income, adjusted to exclude non-recurring separation costs from the Spin-off (not excluded in 2013), restructuring and realignment costs and “adjusted segment operating margin” defined as adjusted segment operating income divided by total segment revenue.

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

	Three Months Ended
	March 31,
(In millions)	2013	2012
Net cash provided by operating activities	$20	$61
Capital expenditures	(30)	(31)
Separation cash payments (a)	—	11
Free cash flow	$(10)	$41

(a)
2013 separation cash payments associated with non-recurring separation activities are not excluded from free cash flow. Separation cash payments in 2012 include capital expenditures associated with the Spin-off of $1 million.

2013 Outlook

The Company is continuing to monitor the global market conditions closely, particularly the economic conditions within the United States and Europe. In the United States, dry, cool weather conditions, combined with delays in government funding, have resulted in weaker performance in the industrial and building service markets. We also continue to be impacted by the current global economic environment, particularly in Europe, where difficult market conditions have continued to inhibit growth during the first quarter of 2013. Generally, these economic conditions are expected to be a challenge for the remainder of 2013. We are continuing to execute the restructuring and realignment actions we announced during 2012 and 2013 to reposition our European business to optimize our cost structure and improve our operational efficiency and effectiveness. During the first quarter of 2013, we incurred $5 million and $7 million in restructuring and realignment costs, respectively. We continue to expect to incur approximately $40 to $50 million in restructuring costs and approximately $20 million in realignment costs for the full year. As a result of these actions, we continue to anticipate approximately $13 to $15 million of net savings to be realized during 2013. Additional strategic actions we are taking include investing in growth platforms and new product development, as well as drawing operating efficiencies through lean six sigma and global sourcing initiatives.

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

Results of Operations

	Three Months Ended
	March 31,
(In millions)	2013	2012	Change
Revenue	$879	$925	(5.0)%
Gross Profit	334	363	(8.0)%
Gross Margin	38.0%	39.2%	(120)	bp
Operating expenses excluding separation, restructuring and realignment costs (a)	256	259	(1.2)%
Expense to revenue ratio	29.1%	28.0%	110	bp
Restructuring and realignment costs	12	—	NM*
Separation costs (b)	—	5	NM*
Total operating expenses	268	264	1.5%
Operating Income	66	99	(33.3)%
Operating Margin	7.5%	10.7%	(320)	bp
Interest and other non-operating expense, net	15	15	—%
Income tax expense	10	21	(52.4)%
Tax rate	19.1%	24.8%	(520)	bp
Net Income	$41	$63	(34.9)%
(a) Separation costs of $1 million not excluded for 2013.
(b) For 2013, separation costs of $1 million are included within the $256 million of operating expenses.
* NM - Not meaningful percentage change
Revenue
Revenue generated during the three months ended March 31, 2013 was $879 million reflecting a decrease of $46 million or 5.0% compared to the same period in 2012. On a constant currency basis, revenue fell 4.8% for the three months ended March 31, 2013. The following table illustrates the impact from organic growth, recent acquisitions, and fluctuations in foreign currency, in relation to revenue during the three months ended March 31, 2013.

	Three Months Ended
	March 31,
(In millions)	Change	% Change
2012 Revenue	$925
Organic growth	(67)	(7.2)%
Acquisitions	23	2.5%
Constant Currency	(44)	(4.8)%
Foreign currency translation (a)	(2)	(0.2)%
Total change in revenue	(46)	(5.0)%
2013 Revenue	$879

(a)	Foreign currency impact primarily due to fluctuations in the value of the Euro against the U.S. Dollar.

The following table summarizes revenue by segment:

	Three Months Ended
	March 31,
(In millions)	2013	2012	As Reported Change	Constant Currency Change
Water Infrastructure	$551	$584	(5.7)%	(5.5)%
Applied Water	345	355	(2.8)%	(2.8)%
Eliminations	(17)	(14)
Total	$879	$925	(5.0)%	(4.8)%
Water Infrastructure
Water Infrastructure revenue decreased $33 million, or 5.7% for the first quarter of 2013 (5.5% decrease at constant currency) compared to the first quarter of 2012. The decline was primarily driven by a decrease in organic revenue from less volume which was partially offset by the benefits derived from acquisitions, new product launches and realization of price increases.
Organic revenue decreased $55 million or 9.4% during the quarter ended March 31, 2013 as volume declines across the transport, treatment and test applications was partially offset by favorable price realizations and new product sales. Within transport, the decrease from the prior year stemmed from lower fracking dewatering activity within the oil and gas market, coupled with distributors maintaining lower stock levels. In treatment, the comparative decrease to the 2012 period was a result of continued weakness in Europe, particularly in Germany and Italy, as well as a difficult compare due to the shipment of large custom projects in the prior year. Test also experienced lower revenues as compared to a particularly strong prior year period combined with project timing delays. The declines in test were partially offset by the realization of price increases and sales of new products.
Revenue from the 2013 acquisitions of PIMS and MultiTrode and 2012 acquisitions of MJK and Heartland, contributed an incremental total of $23 million during the first quarter of 2013.
Applied Water
Applied Water revenue decreased $10 million, or 2.8% for the first quarter of 2013 (2.8% decrease at constant currency) compared to the 2012 period. The decline was a result of volume decreases partially offset by growth from new products and price realization.
Organic revenue decreased $12 million, or 3.4% for the three months ended March 31, 2013 as southern Europe continued to provide lower revenue in the residential and commercial building service markets stemming from overall weakness in the construction industry, as well as political instability in the area. Overall industrial market declines, primarily in the United States, and continued weakness in the residential and commercial building service markets, particularly in Europe, continue to inhibit growth in this segment. The decrease within the industrial water end market was directly related to declines in the marine business due to colder weather conditions and timing of shipments, as well as weakness in certain markets in the food and beverage business. These declines were partially offset by strength in the agriculture markets driven by warm, drier weather conditions in the United States in addition to growth from irrigation projects in the emerging markets, specifically Latin America and the Asia Pacific regions.
Orders / Backlog
Orders received during the first quarter of 2013 of $962 million decreased by $42 million, or 4.2% over the first quarter of the prior year (4.0% decrease at constant currency), including a benefit of $26 million from acquisitions. Organic order growth decreased 6.6% for the quarter.

The Water Infrastructure segment orders decreased $37 million, or 5.8% to $601 million (5.5% decrease at constant currency) for the quarter ended March 31, 2013 as compared to the prior year, including $26 million from acquisitions. Organic orders decreased 9.6% principally due to lapping a strong first quarter in 2012 which included several large projects within the treatment and test applications and strength in the U.S. and Australian dewatering end market. The first quarter of 2013 experienced a volume decline as continued economic uncertainty in Southern Europe and lower fracking activity in the United States more than offset the growth experienced in Russia and China, as well as orders for new products and expansion of the dewatering business into new regions.
Applied Water orders declined $4 million, or 1.0% (1.0% decrease at constant currency) for the three months ended March 31, 2013. Organic order volume declined for the period as a result of similar market dynamics impacting revenue.
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. Total backlog was $723 million at March 31, 2013, a decrease of $16 million or 2.2% as compared to $739 million at March 31, 2012 and an increase of $76 million or 11.7% as compared to $647 million at December 31, 2012. We anticipate that approximately 88% of the backlog at March 31, 2013 will be recognized as revenue in the remainder of 2013.
Gross Margin
Gross margin as a percentage of revenue declined to 38.0% for the quarter ended March 31, 2013 compared to 39.2% for the comparable period of 2012. The decrease is primarily attributable to unfavorable impacts of volume decreases and higher material and labor costs as well as additional costs associated with recent acquisitions. The decreases were partially mitigated by benefits from price realization initiatives, restructuring savings and cost saving initiatives such as lean six sigma and global sourcing.
Operating Expenses
The following table presents operating expenses for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(In millions)	2013	2012	Change
Selling, General and Administrative (SG&A)	$236	$231	2.2%
SG&A as a % of revenue	26.8%	25.0%	180	bp
Research and Development (R&D)	$26	$28	(7.1)%
R&D as a % of revenue	3.0%	3.0%	—	bp
Restructuring charges	$5	$—	NM*
Separation Costs	$1	$5	(80.0)%
Operating expenses	$268	$264	1.5%
Expense to revenue ratio	30.5%	28.5%	200	bp

*NM - Not meaningful percentage change

Selling, General and Administrative Expenses
SG&A increased by $5 million to $236 million or 26.8% of revenue in the first quarter of 2013, as compared to $231 million or 25.0% of revenue in the first quarter of 2012. The increase in SG&A expenses as a percentage of revenue is primarily due to realignment costs incurred by the Company in order to reposition our European business to optimize our cost structure and improve our operational efficiency and effectiveness as well as impacts from acquisitions.
Research and Development Expenses
R&D spending decreased $2 million to $26 million or 3.0% of revenue in the first quarter of 2013 as compared to $28 million or 3.0% of revenue in the comparable period of 2012. The decrease to R&D was reflective of timing of investments.
Restructuring Charges

During the three months ended March 31, 2013, we recognized restructuring charges of $5 million. The charges relate to the reduction in structural costs including the consolidation of facilities, primarily within our Water Infrastructure segment. There were no restructuring charges recognized during the three months ended March 31, 2012.

Total expected costs associated with actions that commenced during the first quarter of 2013 are approximately $22 million for Water Infrastructure and approximately $1 million for Applied Water. These costs primarily comprise severance charges. These actions are expected to be completed during the second half of 2013. As a result of actions initiated in the first quarter of 2013 we estimate net savings of approximately $10 million in the remainder of 2013 and annual future net savings beginning in 2014 of approximately $23 million.

We continue to expect to incur approximately $40 to $50 million in restructuring costs for the full year. As a result of these actions, we continue to anticipate approximately $13 to $15 million of net savings to be realized during 2013.

Separation Costs
We incurred non-recurring separation costs as a result of the Spin-off as follows:

	Three Months Ended
	March 31,
(in millions)	2013	2012
Advisory fees and other	$—	$3
Rebranding and marketing costs	—	2
Information and technology costs	1	—
Total separation costs in operating income	1	5
Income tax (benefit) expense	—	(1)
Total separation costs, net of tax	$1	$4

Operating Income
We generated operating income of $66 million during the first quarter of 2013, a $33 million decrease compared to $99 million in the first quarter of 2012. The following table illustrates operating income results for our business segments.

Three Months Ended
March 31,
(In millions)	2013	2012	Change
Water Infrastructure	$42	$75	(44.0)%
Applied Water	40	40	—%
Segment operating income	82	115	(28.7)%
Corporate and other	(16)	(16)	—%
Total operating income	$66	$99	(33.3)%
Operating margin	7.5%	10.7%	(320)	bp

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin.

	Three Months Ended
	March 31,
(In millions)	2013	2012	Change
Water Infrastructure
Operating income	$42	$75	(44.0)%
Separation costs	—	2	NM*
Restructuring and realignment costs	10	—	NM*
Adjusted operating income**	$52	$77	(32.5)%
Adjusted operating margin**	9.4%	13.2%	(380)	bp
Applied Water
Operating income	$40	$40	—%
Separation costs	—	1	NM*
Restructuring and realignment costs	2	—	NM*
Adjusted operating income**	$42	$41	2.4%
Adjusted operating margin**	12.2%	11.5%	70	bp
Total Xylem
Operating income	$66	$99	(33.3)%
Separation costs	—	5
Restructuring and realignment costs	12	—
Adjusted operating income**	$78	$104	(25.0)%
Adjusted operating margin**	8.9%	11.2%	(230)	bp

* NM - Not meaningful percentage change
** 2013 costs associated with non-recurring separation activities of $1 million are not excluded from adjusted operating income.

Water Infrastructure
Operating income for our Water Infrastructure segment decreased $33 million or 44.0% (decreased $25 million or 32.5% on an adjusted basis) for the quarter ended March 31, 2013 compared with the prior year, as the sales volume decline, investments in growth platforms and new product launches, impacts from acquisitions, as well as foreign exchange headwinds more than offset mitigating efforts to reduce costs.
Applied Water
Operating income for our Applied Water segment was flat (an increase of $1 million or 2.4% on an adjusted basis) for the quarter ended March 31, 2013 compared with the prior year as the decline in sales volume was more than offset by price realization and mitigating operating cost reductions within selling, general and administrative expenses.

Interest Expense
Interest expense was $13 million and $14 million for the three months ended March 31, 2013 and 2012, respectively, primarily related to the interest on the $1.2 billion aggregate principal amount of senior notes issued in September 2011. Refer to "Funding and Liquidity Strategy" for further details.
Income Tax Expense
The income tax provision for the three months ended March 31, 2013 was $10 million at an effective tax rate of 19.1%, compared to $21 million at an effective tax rate of 24.8% for the same period in 2012. The decrease in the effective tax rate was primarily due to mix of earnings including the impact of realignment efforts and the benefit from a discrete foreign tax refund.

Tax Matters Agreement

The Tax Matters Agreement (“TMA”) governs the respective rights, responsibilities and obligations of ITT, Xylem and the other members of the ITT group that were spun off from ITT in 2011, with respect to taxes for periods ending on or before the spin-off.

Pursuant to the terms of the TMA, the Company is required to make payment of the foreign tax refund noted above to ITT and therefore recorded an offsetting expense and related payable of $1M which is reflected within other non-operating expense.

Liquidity and Capital Resources
The following table summarizes our sources and uses of cash.

	Three Months Ended
	March 31,
(In millions)	2013	2012	Change
Operating activities	$20	$61	$(41)
Investing activities	(105)	(29)	(76)
Financing activities	(36)	(10)	(26)
Foreign exchange	(8)	7	(15)
Total	$(129)	$29	$(158)

Sources and Uses of Liquidity
Operating Activities
During the three months ended March 31, 2013, net cash provided by operating activities declined by $41 million as compared to the three months ended March 31, 2012. The year-over-year decrease was primarily driven by volume declines reducing income, overall net increased use of working capital, primarily in accounts payable, and higher tax payments related to timing differences due to a U.S. extension option.
Investing Activities
Cash used in investing activities was $105 million for the first three months of 2013 as compared to $29 million in the first three months of 2012 due almost entirely to an increase in cash used for acquisitions of $78 million.

Financing Activities
Cash used in financing activities was $36 million for the first three months of 2013 as compared to $10 million in the first three months of 2012, primarily driven by an increase in share repurchase activity of $14 million and a decrease in proceeds from the exercise of stock options of $16 million.
Funding and Liquidity Strategy
Our ability to fund our capital needs depends on our ongoing ability to generate cash from operations, and access to bank financing and the capital markets. Historically, we have generated operating cash flow sufficient to fund our primary cash needs centered on operating activities, working capital, capital expenditures, and strategic investments. If our cash flows from operations are less than we expect, we may need to incur debt or issue equity. From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us. We cannot assure that such financing will be available to us on acceptable terms or that such financing will be available at all.
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
The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and lease-back transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods), including but not limited to: (i) failure to pay interest for 30 days, (ii) failure to pay principal when due, (iii) failure to perform any other covenant for 90 days after receipt of notice from the trustee or from holders of 25% of the outstanding principal amount and (iv) certain events of bankruptcy, insolvency or reorganization. We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. As of March 31, 2013, we were in compliance with all covenants. If a change of control triggering event occurs (as defined in the Senior Notes indenture), we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.
Interest on the Senior Notes due 2016 is payable on March 20 and September 20 of each year. Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year.
Credit Facility
Effective October 31, 2011, Xylem and its subsidiaries entered into a Four Year Competitive Advance and Revolving Credit Facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders. The credit facility provides for an aggregate principal amount of up to $600 million of: (i) a competitive advance borrowing option which will be provided on an uncommitted competitive advance basis through an auction mechanism (the “competitive loans”) (ii) revolving extensions of credit (the “revolving loans”) outstanding at any time and (iii) the issuance of letters of credits in a face amount not in excess of $100 million outstanding at any time.
At our election, the interest rate per annum applicable to the competitive advances will be based on either (i) a Eurodollar rate determined by reference to LIBOR, plus an applicable margin offered by the lender making such loans and accepted by us or (ii) a fixed percentage rate per annum specified by the lender making such loans. At our election, interest rate per annum applicable to the revolving loans will be based on either (i) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin or (ii) a fluctuating rate of interest determined by reference to the greatest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the U.S. Federal Funds effective rate plus half of 1% or (c) the Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, in each case, plus an applicable margin.
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of March 31, 2013, we are in compliance with all covenants. The Credit Facility also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

As of March 31, 2013 the Credit Facility remains undrawn.

Research and Development Facility Agreement

Effective December 14, 2012, we entered into a Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank ("EIB") in an aggregate principal amount of up to €120 million (approximately $154 million) to finance research projects and research infrastructures in the European Union. The Company's wholly owned subsidiary in Luxembourg, Xylem Holdings S.a.r.l., is the borrower under the R&D Facility Agreement. The funds are made available to finance research and development projects during the period of 2013 through 2016 at the Company's R&D facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.

Under the R&D Facility Agreement, the borrower can, starting no later than 18 months from the date of the R&D Facility Agreement, draw loans with a maturity of no longer than 12 years. The R&D Facility Agreement provides for Fixed Rate loans and Floating Rate loans. The interest rate per annum applicable to Fixed Rate loans will be at a fixed percentage rate per annum specified by EIB which includes the applicable margin. The interest rate per annum applicable to Floating Rate loans will be at the rate determined by reference to EURIBOR for loans drawn in Euros and LIBOR for loans drawn in Sterling or U.S. Dollars plus an applicable spread specified by EIB which includes the applicable margin. The applicable margin for both Fixed Rate loans and Floating Rate loans shall be determined by reference to the credit rating of the Company.

In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of March 31, 2013, we are in compliance with all covenants. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

As of March 31, 2013, the R&D Facility Agreement remains undrawn.
Non-U.S. Operations
For the three months ended March 31, 2013 and 2012, we generated approximately 62% of our revenue from non-U.S. operations. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is to indefinitely reinvest all but $100 million of these funds outside of the United States. However, we continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities which support our current designation of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of our review, it is determined that all or a portion of the funds may be needed for our operations in the United States, we would be required to accrue U.S. taxes related to future tax payments associated with the repatriation of these funds. As of March 31, 2013, our foreign subsidiaries were holding $300 million in cash or marketable securities.

Critical Accounting Estimates
Our discussion and analysis of our results of operations and capital resources are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Annual Report describes the critical accounting estimates used in preparation of the condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the information concerning our critical accounting estimates as stated in our 2012 Annual Report.
New Accounting Pronouncements
See Note 2, "Recently Issued Accounting Pronouncements," in the Notes to the condensed financial statements for a complete discussion of recent accounting pronouncements. There were no new pronouncements that we expect to have a material impact on our financial condition or results of operations in future periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2012 Annual Report.

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

PART II

ITEM 1.             LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings seek remedies relating to environmental matters, intellectual property matters, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. See Note 17 “Commitments and Contingencies” to the condensed consolidated financial statements for further information and any updates.
On or about February 17, 2009, following a statement submitted to the Spanish Competition Authority (Comision Nacional de la Competencia, “CNC”) by Grupo Industrial Ercole Marelli, S.A. regarding an anti-competitive agreement in which it said it had been participating, the CNC conducted an investigation at ITT Water & Wastewater España S.A. (now named Xylem Water Solutions España S.A.), at the Spanish Association of Fluid Pump Manufacturers (the “Association”), and at the offices of other members of the Association. On September 16, 2009, the Directorate of Investigation of the CNC commenced formal proceedings for alleged restrictive practices, such as several exchanges of information and a recommendation on general terms and conditions of sale, allegedly prohibited under applicable law. Following the conclusion of the formal proceedings, the CNC Council imposed fines on the Association and nineteen Spanish manufacturers and distributors of fluid pumps, including a fine of Euro 2,373,675 applied to ITT Water & Wastewater España S.A. and ITT Corporation. In March 2012, the Company appealed the CNC's decision to the Audiencia Nacional (the “High Court”), and vigorously defended the case. In March 2013, the High Court upheld the determination of the CNC and the fine previously assessed. In April 2013, the Company filed a notice of appeal before the Tribunal Supremo, the Supreme Court of Spain, and once this appeal is admitted, will prepare its appellate briefs in the next several months.

ITEM 1A.             RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2012 Annual Report.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
1/1/13 - 1/31/13	—	—	—	1.6
2/1/13 - 2/28/13	—	—	—	1.6
3/1/13 - 3/31/13	0.5	$28.55	0.5	1.1

(a)	Average price paid per share is calculated on a settlement basis.

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
(Registrant)

/s/ John P. Connolly
John P. Connolly
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
April 30, 2013

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

(3.1)	Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K Current Report filed on October 13, 2011 (CIK No. 1524472, File No. 1-35229).

(3.2)	By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.2 of Xylem Inc.’s Form 8-K Current Report filed on October 13, 2011 (CIK No. 1524472, File No. 1-35229).

(4.1)	Indenture, dated as of September 20, 2011, between Xylem Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.2 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Xylem Inc. 3.550% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

(4.3)	Form of Xylem Inc. 4.875% Senior Notes due 2021	Incorporated by reference to Exhibit 4.6 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

(10.1)	Form of Xylem 2011 Omnibus Incentive Plan-- Non-Qualified Stock Option Award Agreement	Filed herewith.

(10.2)	Form of Xylem 2011 Omnibus Incentive Plan-Restricted Stock Unit Agreement	Filed herewith.

(10.3)	Form of Xylem 2011 Omnibus Incentive Plan-Performance Share Unit Agreement	Filed herewith.

(11)	Statement Re-Computation of Per Share Earnings
Information required to be presented in Exhibit 11 is provided under “Earnings Per Share” in Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 “Condensed Consolidated Financial Statements” of this Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

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

(101.0)
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
Submitted electronically with this Report.