Form 10-Q
period 2013-06-30
Xylem Inc.
filed 2013-07-30
CIK 1524472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of July 26, 2013, there were 185,287,683 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months,		Six Months,
For the period ended June 30,	2013	2012	2013	2012
Revenue	$960	$966	$1,839	$1,891
Cost of revenue	589	583	1,134	1,145
Gross profit	371	383	705	746
Selling, general and administrative expenses	252	220	488	451
Research and development expenses	28	28	54	56
Restructuring charges	20	—	25	—
Separation costs	1	6	2	11
Operating income	70	129	136	228
Interest expense	14	13	27	27
Other non-operating income (expense), net	1	(1)	(1)	(2)
Income before taxes	57	115	108	199
Income tax expense	11	26	21	47
Net income	$46	$89	$87	$152
Earnings per share:
Basic	$0.25	$0.48	$0.47	$0.82
Diluted	$0.25	$0.48	$0.47	$0.82
Weighted average number of shares:
Basic	185.4	185.8	185.6	185.6
Diluted	186.1	186.2	186.3	186.1
Dividends declared per share	$0.1164	$0.1012	$0.2328	$0.2024
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in millions)

	Three Months,		Six Months,
For the period ended June 30,	2013	2012	2013	2012
Net income	$46	$89	$87	$152
Other comprehensive income, before tax:
Foreign currency translation adjustment	(21)	(70)	(64)	(21)
Net change in cash flow hedges:
Unrealized (losses) gains	—	(2)	(2)	2
Amount of gain reclassified into net income	—	(1)	(1)	(1)
Net change in postretirement benefit plans:
Amortization of net actuarial loss	5	3	9	5
Settlement	—	—	—	2
Other comprehensive loss, before tax	(16)	(70)	(58)	(13)
Income tax expense related to items of other comprehensive income	1	1	2	3
Other comprehensive loss, net of tax	(17)	(71)	(60)	(16)
Comprehensive income	$29	$18	$27	$136
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$360	$504
Receivables, less allowances for discounts and doubtful accounts of $27 and $34 in 2013 and 2012, respectively	792	776
Inventories, net	471	443
Prepaid and other current assets	113	110
Deferred income tax assets	43	41
Total current assets	1,779	1,874
Property, plant and equipment, net	470	487
Goodwill	1,674	1,647
Other intangible assets, net	498	484
Other non-current assets	190	187
Total assets	$4,611	$4,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$311	$332
Accrued and other current liabilities	420	443
Short-term borrowings and current maturities of long-term debt	5	6
Total current liabilities	736	781
Long-term debt	1,199	1,199
Accrued postretirement benefits	393	400
Deferred income tax liabilities	179	173
Other non-current accrued liabilities	52	52
Total liabilities	2,559	2,605
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 186.4 shares and 186.2 shares in 2013 and 2012, respectively	2	2
Capital in excess of par value	1,718	1,706
Retained earnings	308	264
Treasury stock – at cost 1.1 shares and 0.5 shares in 2013 and 2012, respectively	(31)	(13)
Accumulated other comprehensive income	55	115
Total stockholders’ equity	2,052	2,074
Total liabilities and stockholders’ equity	$4,611	$4,679

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the six months ended June 30,	2013	2012
Operating Activities
Net income	$87	$152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49	44
Amortization	25	23
Share-based compensation	12	10
Restructuring charges	25	—
Other, net	7	(5)
Payments for restructuring	(11)	—
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(31)	(16)
Changes in inventories	(44)	(44)
Changes in accounts payable	(4)	12
Other, net	(53)	(51)
Net Cash – Operating activities	62	125
Investing Activities
Capital expenditures	(60)	(57)
Acquisitions, net of cash acquired	(81)	—
Proceeds from the sale of property, plant and equipment	3	3
Other, net	—	1
Net Cash – Investing activities	(138)	(53)
Financing Activities
Repurchase of common stock	(18)	(3)
Proceeds from exercise of employee stock options	1	16
Dividends paid	(43)	(39)
Other, net	—	(5)
Net Cash – Financing activities	(60)	(31)
Effect of exchange rate changes on cash	(8)	(1)
Net change in cash and cash equivalents	(144)	40
Cash and cash equivalents at beginning of year	504	318
Cash and cash equivalents at end of period	$360	$358
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$26	$26
Income taxes (net of refunds received)	$52	$54
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Background and Basis of Presentation
Background
Xylem Inc. ("Xylem" or the "Company") is a leading equipment and service provider for water and wastewater applications with a broad portfolio of products and services addressing the full cycle of water, from collection, distribution and use to the return of water to the environment. Xylem was incorporated in Indiana on May 4, 2011. On October 31, 2011 ITT Corporation ("ITT") completed the spin-off of Xylem, formerly ITT's water equipment and service businesses, and Exelis Inc. ("Exelis"), formerly ITT's defense and service businesses (the "Spin-off").
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
Hereinafter, except as otherwise indicated or unless the context otherwise requires, "Xylem," "we," "us," "our" and the "Company" refer to Xylem Inc. and its subsidiaries.
Basis of Presentation
The interim condensed consolidated financial statements reflect our financial position and results of operations in conformity with accounting principles generally accepted in the United States of America ("GAAP"). All transactions between our businesses have been eliminated.
The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Annual Report") in preparing these unaudited condensed consolidated financial statements, with the exception of accounting standard updates described in Note 2. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2012 Annual Report.
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

Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on the financial statement presentation of an unrecognized tax benefit. The guidance requires that an unrecognized tax benefit or a portion of an unrecognized tax benefit, be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented in an entity's financial statements as a liability and should not be combined with a deferred tax asset. This guidance is effective for fiscal years beginning after December 15, 2013. We are currently evaluating the impact of the guidance on our financial condition and results of operations.

In March 2013, the FASB issued guidance on the release of a cumulative translation adjustment ("CTA") related to an entity's investment in a foreign entity into income. The guidance requires such CTA to be released when there has been a: (1) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (2) loss of a controlling financial interest in an investment in a foreign entity or (3) step acquisition for a foreign entity. This guidance is effective for fiscal years beginning after December 15, 2013. The impact of the guidance on our financial condition and results of operations will depend on the occurrence and the significance of transactions that meet the criteria described above.

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
Recently Adopted Pronouncements
In February 2013, the FASB issued guidance regarding new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"). The guidance requires entities to present information about items reclassified out of AOCI by component. Additionally, entities are required to present either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements, significant amounts reclassified out of AOCI by the respective line items of net income. This guidance is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our financial statement presentation and disclosures.
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

Note 3. Acquisitions

During the three and six months ended June 30, 2013, we spent $3 million and $84 million ($81 million, net of cash acquired) on acquisitions, respectively. As the acquisitions were not material, individually or in the aggregate, to results of operations, pro forma results of operations reflecting results prior to the acquisitions and certain other disclosure items have not been presented.

PIMS

On February 5, 2013 we acquired PIMS Group ("PIMS"), a wastewater services company based in the United Kingdom, for approximately $57 million, including a cash payment of $55 million and the assumption of certain liabilities. PIMS is a supplier of wastewater installation and maintenance services for the private sector, municipal and industrial markets. The company had approximately 220 employees and generated revenue of approximately $38 million for its fiscal year ended April 30, 2012.

Our condensed consolidated financial statements include PIMS' results of operations prospectively from February 5, 2013.

MultiTrode

On March 1, 2013 we acquired MultiTrode Pty Ltd ("MultiTrode"), a water and wastewater technology and services company based in Australia, for approximately $26 million. MultiTrode offers advanced monitoring and control technologies to municipal and private water and waste water authorities as well as industrial clients. The company has approximately 60 employees and generated revenue of approximately $13 million in fiscal 2012.

Our condensed consolidated financial statements include MultiTrode's results of operations prospectively from March 1, 2013.

Note 4. Restructuring Charges

During the three and six months ended June 30, 2013, we recognized restructuring charges of $20 million and $25 million, respectively. We incurred these charges primarily in an effort to reorganize our structure in Europe and North America to address declines in sales volumes and optimize our cost structure. The charges relate to the reduction in structural costs, including the elimination of headcount and consolidation of facilities within both our Water Infrastructure and Applied Water segments. There were no restructuring charges recognized during the three and six months ended June 30, 2012.

The following table presents the components of restructuring expense for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2013	2012	2013	2012
By component:
Severance and other charges	$20	$—	$25	$—
Reversal of restructuring accruals	—	—	—	—
Total restructuring charges	$20	$—	25	—

By segment:
Water Infrastructure	$16	$—	$21	$—
Applied Water	4	—	4	—
Corporate and other	—	—	—	—

The following table displays a rollforward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheet within accrued and other current liabilities, for the six months ended June 30, 2013 and 2012.

(in millions)	2013	2012
Restructuring accruals - January 1	$9	$1
Severance and other	25	—
Cash payments	(11)	—
Other	(1)	(1)
Restructuring accruals - June 30	$22	$—

By segment:
Water Infrastructure	$20	$—
Applied Water	2	—
Corporate and other	—	—

The following is a rollforward of employee position eliminations associated with restructuring activities for the six months ended June 30, 2013 and 2012.

	2013	2012
Planned reductions - January 1	54	—
Additional planned reductions	317	—
Actual reductions	(233)	—
Planned reductions - June 30	138	—

Total expected costs associated with actions that commenced during the six months ended June 30, 2013 are approximately $25 million for Water Infrastructure and approximately $6 million for Applied Water. These costs primarily comprise severance charges. We currently expect these actions to continue through the first quarter of 2014.

Note 5. Separation Costs
The components of non-recurring separation costs incurred as a result of the Spin-off are presented below.

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Advisory fees and other	$—	$2	$—	$5
Rebranding and marketing costs	—	2	—	4
Information and technology costs	—	1	1	1
Employee retention and hiring costs	—	1	—	1
Lease termination and other real estate costs	1	—	1	—
Total separation costs in operating income	1	6	2	11
Income tax benefit	—	(2)	—	(3)
Total separation costs, net of tax	$1	$4	$2	$8

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
The income tax provision for the three months ended June 30, 2013 was $11 million at an effective tax rate of 20.3%, compared to $26 million at an effective tax rate of 23.3% for the same period in 2012. The income tax provision for the six months ended June 30, 2013 was $21 million at an effective tax rate of 19.7% compared to $47 million at an effective tax rate of 23.9% for the same period in 2012. The decrease in the effective tax rate for the three and six months ended June 30, 2013 as compared to the same periods in 2012 was primarily due to mix of earnings, including the impact of realignment efforts, and the benefit from a discrete foreign tax refund in the first quarter of 2013.
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
The amount of unrecognized tax benefits at June 30, 2013 was $8 million which, if ultimately recognized, will reduce our annual effective tax rate. We do not believe that the unrecognized tax benefits will significantly change within the next twelve months.
We classify interest relating to unrecognized tax benefits as a component of other non-operating expense, net and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of June 30, 2013, we had $1 million of interest accrued for unrecognized tax benefits.

Note 7. Earnings Per Share
The following is a summary of the calculation of basic and diluted net earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (in millions)	$46	$89	$87	$152
Shares (in thousands):
Weighted average common shares outstanding	185,265	185,546	185,419	185,254
Add: Participating securities (a)	138	303	186	370
Weighted average common shares outstanding — Basic	185,403	185,849	185,605	185,624
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	187	218	183	253
Dilutive effect of restricted stock	531	181	490	177
Weighted average common shares outstanding — Diluted	186,121	186,248	186,278	186,054
Basic earnings per share	$0.25	$0.48	$0.47	$0.82
Diluted earnings per share	$0.25	$0.48	$0.47	$0.82

(a)
Restricted stock awards containing rights to non-forfeitable dividends that participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

(b)
Incremental shares from stock options, restricted stock and performance share units are computed by the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock and performance share awards, reduced by the repurchase of shares with the proceeds from the assumed exercises, unrecognized compensation expense for outstanding awards and the estimated tax benefit of the assumed exercises. Performance share units will be included in the treasury stock calculation of diluted earnings per share upon achievement of underlying performance conditions. See Note 15, "Stock-Based Compensation Plans" for further detail on the performance share units.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Stock options	4,481	4,510	4,306	4,408
Restricted stock	862	993	810	918
Performance shares	119	—	80	—

Note 8. Inventories

(in millions)	June 30, 2013	December 31, 2012
Finished goods	$191	$182
Work in process	32	30
Raw materials	248	231
Total inventories, net	$471	$443

Note 9. Property, Plant and Equipment

(in millions)	June 30, 2013	December 31, 2012
Land, buildings and improvements	$249	$255
Machinery and equipment	651	653
Equipment held for lease or rental	184	183
Furniture and fixtures	86	90
Construction work in progress	49	40
Other	21	19
Total property, plant and equipment, gross	1,240	1,240
Less accumulated depreciation	770	753
Total property, plant and equipment, net	$470	$487
Depreciation expense of $24 million and $49 million was recognized during the three and six months ended June 30, 2013, respectively, and $21 million and $44 million for the three and six months ended June 30, 2012, respectively.

Note 10. Goodwill and Other Intangible Assets
Changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2013 are as follows:

(in millions)	Water Infrastructure	Applied Water	Total
Balance as of January 1, 2013	$1,085	$562	$1,647
Activity in 2013
Goodwill acquired (a)	48	—	48
Foreign currency and other	(16)	(5)	(21)
Balance as of June 30, 2013	$1,117	$557	$1,674
(a) Attributable to the 2013 acquisitions. See Note 3, "Acquisitions" for a description of the acquisitions during 2013.
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

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	June 30, 2013			December 31, 2012
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$343	$(88)	$255	$317	$(75)	$242
Proprietary technology	107	(32)	75	105	(29)	76
Trademarks	33	(14)	19	33	(14)	19
Patents and other	20	(17)	3	21	(17)	4
Indefinite-lived intangibles	146	—	146	143	—	143
	$649	$(151)	$498	$619	$(135)	$484

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

Amortization expense related to finite-lived intangible assets of $10 million and $19 million was recognized in the three and six months ended June 30, 2013, respectively, and $9 million and $17 million for the three and six months ended June 30, 2012, respectively.

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
Listed in the table below are the outstanding foreign currency derivatives that were used to hedge foreign exchange risks as of June 30, 2013.

(in millions; except number of instruments)
Foreign Currency Derivative	Number of Instruments	Notional Sold	Sell Notional Currency	Notional Purchased	Buy Notional Currency
Sell AUD/ Buy EUR forward	8	14.6	Australian Dollar (AUD)	11.3	Euro (EUR)
Sell CAD/ Buy EUR Forward	10	11.2	Canadian Dollar (CAD)	8.4	Euro (EUR)
Sell GBP/ Buy EUR forward	5	5.0	British Pound Sterling (GBP)	5.8	Euro (EUR)
Sell USD/ Buy EUR forward	5	22.5	United States Dollar (USD)	17.2	Euro (EUR)
Buy SEK/ Sell EUR forward	5	82.8	Euro (EUR)	705.0	Swedish Krona (SEK)
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2013	2012	2013	2012
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) gain recognized in OCI (a)	$—	$(2)	$(2)	$2
Amount of (gain) reclassified from OCI into revenue (a)	—	—	(1)	—
Amount of (gain) reclassified from OCI into cost of revenue (a)	—	(1)	—	(1)

(a)	Effective portion
As of June 30, 2013, $2 million of the net unrealized losses on cash flow hedges is expected to be reclassified into earnings in the next 12 months. The ineffective portion of the change in fair value of a cash flow hedge is excluded from effectiveness testing and is recognized immediately in selling, general and administrative expenses in the Condensed Consolidated Income Statements. For the three and six months ended June 30, 2013 and 2012, the amounts were not material.

The fair values of our foreign exchange contracts currently included in our hedging program were as follows:

(in millions)	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments
Assets
Other current assets	$2	$—
Liabilities
Other current liabilities	(3)	—

Note 12. Accrued and Other Current Liabilities

(in millions)	June 30, 2013	December 31, 2012
Compensation and other employee-benefits	$191	$201
Customer-related liabilities	59	60
Accrued warranty costs	37	40
Accrued taxes	20	50
Other accrued liabilities	113	92
Total accrued and other current liabilities	$420	$443

Note 13. Credit Facilities and Long-Term Debt

(in millions)	June 30, 2013	December 31, 2012
Short-term borrowings and current maturities of long-term debt	$5	$6

Long-term debt
3.550% Senior Notes due 2016 (a)	$600	$600
4.875% Senior Notes due 2021 (a)	600	600
Unamortized discount (b)	(1)	(1)
Long-term debt	$1,199	$1,199
Total debt	$1,204	$1,205

(a)
The fair value of our Senior Notes (as defined below) was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2016 was $632 million and $639 million as of June 30, 2013 and December 31, 2012, respectively. The fair value of our Senior Notes due 2021 was $636 million and $680 million as of June 30, 2013 and December 31, 2012, respectively.

(b)
The unamortized discount is recognized as a reduction in the carrying value of the Senior Notes (as defined below) in the Condensed Consolidated Balance Sheets and is being amortized to interest expense in our Condensed Consolidated Income Statements over the expected remaining terms of the Senior Notes.

Senior Notes
On September 20, 2011, we issued 3.550% Senior Notes of $600 million aggregate principal amount due September 2016 (the "Senior Notes due 2016") and 4.875% Senior Notes of $600 million aggregate principal amount due October 2021 (the "Senior Notes due 2021" and together with the Senior Notes due 2016, the "Senior Notes").

The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and lease-back transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods), including but not limited to: (i) failure to pay interest for 30 days, (ii) failure to pay principal when due, (iii) failure to perform any other covenant for 90 days after receipt of notice from the trustee or from holders of 25% of the outstanding principal amount and (iv) certain events of bankruptcy, insolvency or reorganization. We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. As of June 30, 2013, we were in compliance with all covenants. If a change of control triggering event (as defined in the Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.
Interest on the Senior Notes due 2016 is payable on March 20 and September 20 of each year. Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year.
Four Year Competitive Advance and Revolving Credit Facility
Effective October 31, 2011, Xylem and its subsidiaries entered into a Four Year Competitive Advance and Revolving Credit Facility (the "Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders. The credit facility provides for an aggregate principal amount of up to $600 million of (i) a competitive advance borrowing option which will be provided on an uncommitted competitive advance basis through an auction mechanism (the "competitive loans"), (ii) revolving extensions of credit (the "revolving loans") outstanding at any time and (iii) the issuance of letters of credit in a face amount not in excess of $100 million outstanding at any time.
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
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of June 30, 2013, we were in compliance with all covenants. The Credit Facility also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

As of June 30, 2013, the Credit Facility remains undrawn.

Research and Development Facility Agreement

Effective December 14, 2012, we entered into a Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank ("EIB") in an aggregate principal amount of up to €120 million (approximately $157 million) to finance research projects and research infrastructures in the European Union. The Company's wholly owned subsidiary in Luxembourg, Xylem Holdings S.a.r.l., is the borrower under the R&D Facility Agreement. The funds are made available to finance research and development projects during the period of 2013 through 2016 at the Company's R&D facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.

Under the R&D Facility Agreement, the borrower can, starting no later than 18 months from the date of the R&D Facility Agreement, draw loans with a maturity of no longer than 12 years. The R&D Facility Agreement provides for Fixed Rate loans and Floating Rate loans. The interest rate per annum applicable to Fixed Rate loans will be at a fixed percentage rate per annum specified by EIB which includes the applicable margin. The interest rate per annum applicable to Floating Rate loans will be at the rate determined by reference to EURIBOR for loans drawn in Euros and LIBOR for loans drawn in Sterling or U.S. Dollars, plus an applicable spread specified by EIB, which includes the applicable margin. The applicable margin for both Fixed Rate loans and Floating Rate loans shall be determined by reference to the credit rating of the Company.

In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of June 30, 2013, we were in compliance with all covenants. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

As of June 30, 2013, the R&D Facility Agreement remains undrawn.

Note 14. Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income for defined benefit pension plans, disaggregated by domestic and international plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2013	2012	2013	2012
Domestic defined benefit pension plans:
Net periodic benefit cost:
Service cost	$—	$—	$1	$1
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of net actuarial loss	1	1	2	1
Net periodic benefit cost	$1	$1	$3	$2
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of net actuarial loss	(1)	(1)	(2)	(1)
Change recognized in other comprehensive income	$(1)	$(1)	$(2)	$(1)
International defined benefit pension plans:
Net periodic benefit cost:
Service cost	$4	$2	$7	$5
Interest cost	7	7	14	14
Expected return on plan assets	(8)	(7)	(16)	(15)
Amortization of net actuarial loss	3	2	6	4
Settlement	—	—	—	2
Net periodic benefit cost	$6	$4	$11	$10
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of net actuarial loss	(3)	(2)	(6)	(4)
Settlement	—	—	—	(2)
Change recognized in other comprehensive income	$(3)	$(2)	$(6)	$(6)
Totals:
Net periodic benefit cost	$7	$5	$14	$12
Recognized in other comprehensive income	(4)	(3)	(8)	(7)
Total recognized in comprehensive income	$3	$2	$6	$5

The total net periodic benefit cost for other postretirement employee benefit plans for the three and six months ended June 30, 2013 was $2 million and $3 million, respectively, including amounts recognized in other comprehensive income of $1 million for both periods. Total net periodic benefit cost for other postretirement benefit plans for the three and six months ended June 30, 2012 was $1 million and $2 million, respectively. Amounts recognized in other comprehensive income were immaterial for the three and six months ended June 30, 2012.
We contributed $21 million and $19 million to postretirement benefit plans during the six months ended June 30, 2013 and 2012, respectively. Additional contributions ranging between approximately $18 million and $28 million are expected during the remainder of 2013.

Note 15. Stock-Based Compensation Plans
Share-based compensation expense was $6 million and $12 million during the three and six months ended June 30, 2013, respectively, and $5 million and $10 million for the three and six months ended June 30, 2012, respectively. The unamortized compensation expense related to our stock options, restricted shares and performance based shares was $14 million, $27 million and $3 million, respectively, at June 30, 2013 and is expected to be recognized over a weighted average period of 1.9, 1.9 and 2.7 years, respectively. The amount of cash received from the exercise of stock options was $1 million and $16 million for the six months ended June 30, 2013 and 2012, respectively. We classify as a financing activity the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock lapses.
Restricted Stock Grants
The following is a summary of restricted stock activity for the six months ended June 30, 2013:

(in thousands, except for per share amounts)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2013	1,588	$26.92
Granted	481	$27.47
Vested	(261)	$29.48
Forfeited	(36)	$28.39
Outstanding at June 30, 2013	1,772	$26.64
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

The following is a summary of performance-based share grants for the six months ended June 30, 2013:

(in thousands, except for per share amounts)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2013	—	$—
Granted	119	$27.49
Vested	—	$—
Forfeited	—	$—
Outstanding at June 30, 2013	119	$27.49
Stock Option Grants
The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2013:

(in thousands, except for per share amounts)	Shares	Weighted Average Exercise Price /Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2013	4,083	$26.46	6.4
Granted	813	$27.43	10.0
Exercised	(62)	$21.00	2.5
Forfeited	(187)	$29.33	0.4
Outstanding at June 30, 2013	4,647	$26.54	6.8
Options exercisable at June 30, 2013	2,249	$26.29	4.7
The aggregate intrinsic value of all outstanding and exercisable stock options as of June 30, 2013 was $8 million and $5 million, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the six months ended June 30, 2013 was less than $1 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for our annual March grants in 2013.

Dividend yield	1.69%
Volatility	31.10%
Risk-free interest rate	1.27%
Expected term (in years)	6.63
Weighted-average fair value / share	$7.58
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

Note 16. Accumulated Other Comprehensive Income (Loss)

The following table provides the components of accumulated other comprehensive income for the three months ended June 30, 2013:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at April 1, 2013	$293	$(219)	$(2)	$72
Foreign currency translation adjustment	(21)	—	—	(21)
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	1	—	1
Selling, general and administrative expenses	—	3	—	3
Other non-operating expense, net	—	1	—	1
Income tax expense on amortization of postretirement benefit plan items	—	(1)	—	(1)
Balance at June 30, 2013	$272	$(215)	$(2)	$55

The following table provides the components of accumulated other comprehensive income for the six months ended June 30, 2013:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2013	$336	$(222)	$1	$115
Foreign currency translation adjustment	(64)	—	—	(64)
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	2	—	2
Selling, general and administrative expenses	—	5	—	5
Other non-operating expense, net	—	2	—	2
Income tax expense on amortization of postretirement benefit plan items	—	(2)	—	(2)
Unrealized loss on foreign exchange agreements	—	—	(2)	(2)
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(1)	(1)
Balance at June 30, 2013	$272	$(215)	$(2)	$55

Note 17. Commitments and Contingencies
General

From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses, including acquisitions and divestitures, environmental matters, intellectual property matters, product liability and personal injury claims, employment and pension matters, government and commercial contract disputes. Although we cannot predict the outcome of these and other proceedings with certainty, we believe that they will not have a material adverse effect on our condensed consolidated financial position or results of operations.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $10 million and $11 million as of June 30, 2013 and December 31, 2012 for environmental matters, respectively.
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

(in millions)	2013	2012
Warranty accrual – January 1	$40	$42
Net changes for product warranties in the period	17	15
Settlement of warranty claims	(19)	(16)
Other	(1)	(1)
Warranty accrual – June 30	$37	$40

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2013	2012	2013	2012
Revenue:
Water Infrastructure	$596	$609	$1,147	$1,193
Applied Water	381	373	726	728
Eliminations	(17)	(16)	(34)	(30)
Total	$960	$966	$1,839	$1,891
Operating Income:
Water Infrastructure	$41	$93	$83	$167
Applied Water	45	52	85	92
Corporate and other	(16)	(16)	(32)	(31)
Total	$70	$129	$136	$228
Depreciation and Amortization:
Water Infrastructure	$28	$24	$56	$50
Applied Water	6	7	14	14
Corporate and other	3	2	4	3
Total	$37	$33	$74	$67
Capital Expenditures:
Water Infrastructure	$21	$21	$38	$41
Applied Water	8	3	19	13
Corporate and other	2	2	3	3
Total	$31	$26	$60	$57

The following table contains the total assets for each reportable segment.

	Total Assets
(in millions)	June 30, 2013	December 31, 2012
Water Infrastructure	$2,908	$2,844
Applied Water	1,290	1,253
Corporate and other	413	582
Total	$4,611	$4,679

Corporate and other consists of items pertaining to our corporate headquarters function, which principally consist of cash, deferred tax assets, pension assets and certain property, plant and equipment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains information that may constitute "forward-looking statements." Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Generally, the words "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "target" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.
These forward-looking statements include, but are not limited to, statements about the separation of Xylem Inc. ("Xylem" or the "Company") from ITT Corporation in 2011, capitalization of the Company, future strategic plans and other statements that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to orders, sales, operating margins and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements.
Caution should be taken not to place undue reliance on any such forward-looking statements because they involve risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. For a more detailed discussion of these factors, see the information under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Annual Report") and with subsequent filings we make with the Securities and Exchange Commission.
The following discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, included elsewhere in this report. Except as otherwise indicated or unless the context otherwise requires, "Xylem," "we," "us," "our" and the "Company" refer to Xylem Inc. and its subsidiaries. References in the condensed consolidated financial statements to "ITT" or "parent" refer to ITT Corporation and its consolidated subsidiaries (other than Xylem Inc.).
Our quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the fourth quarter which ends on December 31. For ease of presentation, the reporting periods included herein are described as ending on the last day of the calendar quarter.
On October 31, 2011 ITT completed the spin-off of Xylem, formerly ITT's water equipment and service businesses, and Exelis Inc. ("Exelis"), formerly ITT's defense and service businesses (the "Spin-off").

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
Executive Summary
Xylem reported revenue for the second quarter 2013 of $960 million, a decrease of 0.6% compared to $966 million during the second quarter of 2012. Revenue declined 1.0% on a constant currency basis, driven by sales volume declines across most applications, partially offset by the benefits from the launch of new products. The 2012 and 2013 acquisitions within our Water Infrastructure segment contributed $23 million of incremental revenue for the second quarter 2013. Operating income for the second quarter 2013 was $70 million, reflecting a decrease of $59 million or 45.7% compared to $129 million in the second quarter of 2012 primarily due to the sales volume decline, costs incurred from our restructuring and realignment actions, continued investment in the business, and foreign currency exchange headwinds, partially offset by savings from our cost reduction initiatives and our restructuring activities in 2012 and 2013.

Additional financial highlights for the quarter ended June 30, 2013 include the following:

•	Orders of $1,009 million, or 4% growth from $970 million in the second quarter of the prior year

•	Net income of $46 million, or $0.25 per diluted share ($0.36 on an adjusted basis) for the second quarter of 2013

•	Cash flow from operating activities of $62 million for the six months ended June 30, 2013

Key Performance Indicators and Non-GAAP Measures
Management reviews key performance indicators including revenue, gross margin, segment and total operating income and margins, earnings per share, orders growth, working capital, free cash flow and backlog, among others. In addition, we consider certain measures to be useful to management and investors evaluating our operating performance for the periods presented, and to provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends and acquisitions, share repurchases and debt repayment. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America ("GAAP") and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operations as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•
"organic revenue" and "organic orders" defined as revenue and orders, respectively, excluding the impact of foreign currency fluctuations, intercompany transactions and contributions from acquisitions and divestitures. Divestitures include sales of insignificant portions of our business that did not meet the criteria for classification as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations assumes no change in exchange rates from the prior period.

•
"constant currency" defined as financial results adjusted for currency translation impacts by translating current period and prior period activity using the same currency conversion rate. This approach is used for countries whose functional currency is not the U.S. dollar.

•"adjusted net income" and "adjusted earnings per share" defined as net income and earnings per share, respectively, adjusted to exclude non-recurring separation costs from the Spin-off (not excluded in 2013), restructuring and realignment costs and tax-related special items. A reconciliation of adjusted net income is provided below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share data)	2013	2012	2013	2012
Net income	$46	$89	$87	$152
Separation costs, net of tax (a)	—	4	—	8
Restructuring and realignment, net of tax	20	—	29	—
Tax-related special items	—	(1)	—	(1)
Adjusted net income	$66	$92	$116	$159
Weighted average number of shares - Diluted	186.1	186.2	186.3	186.1
Adjusted earnings per share	$0.36	$0.49	$0.62	$0.85

(a)
Costs of $1 million ($1 million, net of tax) and $2 million ($2 million, net of tax) for the three and six months ended June 30, 2013, respectively, associated with non-recurring separation activities are not excluded from adjusted net income.

•
"operating expenses excluding separation, restructuring and realignment costs" defined as operating expenses, adjusted to exclude non-recurring separation costs from the Spin-off (not excluded in 2013), restructuring and realignment costs.

•
"adjusted segment operating income" defined as segment operating income, adjusted to exclude non-recurring separation costs from the Spin-off (not excluded in 2013), restructuring and realignment costs and "adjusted segment operating margin" defined as adjusted segment operating income divided by total segment revenue.

•
"free cash flow" defined as net cash provided by operating activities less capital expenditures, as well as adjustments for other significant items that impact current results that management believes are not related to our ongoing operations and performance. Our definition of free cash flow does not consider certain non-discretionary cash payments, such as debt. The following table provides a reconciliation of free cash flow.

	Six Months Ended
	June 30,
(In millions)	2013	2012
Net cash provided by operating activities	$62	$125
Capital expenditures	(60)	(57)
Separation cash payments (a)	—	18
Free cash flow	$2	$86

(a)
Separation cash payments associated with non-recurring separation activities are included in the 2013 free cash flow. Separation cash payments are excluded from free cash flow in 2012 and include capital expenditures associated with the Spin-off of $2 million.

•
“realignment costs” defined as non-recurring costs not included in restructuring costs that are incurred as part of actions taken to reposition our business, including items such as professional fees, relocation, travel and other costs.

2013 Outlook

The current global market conditions, particularly the economic conditions within Europe and the United States, have continued to negatively impact the Company. We continue to be impacted by the adverse economic environment in Europe, and difficult market conditions have inhibited growth during the first half of 2013. In the United States, market uncertainty, combined with delays in government funding, have resulted in weaker performance in the industrial markets and delays in public utility projects. These economic conditions are expected to continue to be significantly challenging for the remainder of 2013. We are continuing to execute restructuring and realignment actions to reposition our European business to optimize our cost structure and improve our operational efficiency and effectiveness. During the second quarter of 2013, we incurred $20 million and $8 million in restructuring and realignment costs, respectively. We expect to incur approximately $40 to $50 million in restructuring costs, and approximately $20 to $30 million in realignment costs for the full year. As a result of the actions started in 2013, we continue to anticipate approximately $13 to $15 million of net savings to be realized during 2013. Additional strategic actions we are taking include investing in growth platforms and new product development, as well as drawing operating efficiencies through lean six sigma and global sourcing initiatives.

Additionally, we currently generate nearly two-thirds of our revenue outside the U.S., which is impacted by changes in foreign currency exchange rates, particularly the Euro, Swedish Krona, British Pound, Australian Dollar, Canadian Dollar, South African Rand, Polish Zloty, and Hungarian Forint. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ from expectations. In this uncertain economy, significant fluctuations in foreign exchange rates may continue.

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2013	2012	Change		2013	2012	Change
Revenue	$960	$966	(0.6)%		$1,839	$1,891	(2.7)%
Gross Profit	371	383	(3.1)%		705	746	(5.5)%
Gross Margin	38.6%	39.6%	(100)	bp	38.3%	39.5%	(120)	bp
Operating expenses excluding separation, restructuring and realignment costs (a)	273	248	10.1%		529	507	4.3%
Expense to revenue ratio	28.4%	25.7%	270	bp	28.8%	26.8%	200	bp
Restructuring and realignment costs	28	—	NM*		40	—	NM*
Separation costs (a)	—	6	NM*		—	11	NM*
Total operating expenses	301	254	18.5%		569	518	9.8%
Operating Income	70	129	(45.7)%		136	228	(40.4)%
Operating Margin	7.3%	13.4%	(610)	bp	7.4%	12.1%	(470)	bp
Interest and other non-operating expense, net	13	14	(7.1)%		28	29	(3.4)%
Income tax expense	11	26	(57.7)%		21	47	(55.3)%
Tax rate	20.3%	23.3%	(300)	bp	19.7%	23.9%	(420)	bp
Net Income	$46	$89	(48.3)%		$87	$152	(42.8)%
(a) Separation costs of $1 million and $2 million for the three and six months ended June 30, 2013, respectively, are included within the $273 million and $529 million of operating expenses.
* NM - Not meaningful percentage change
Revenue
Revenue generated during the three and six months ended June 30, 2013 was $960 million and $1,839 million, respectively, reflecting a decrease of $6 million or 0.6% and $52 million or 2.7%, respectively, compared to the same prior year periods. On a constant currency basis, revenue fell 1.0% and 2.9% for the three and six months ended June 30, 2013, respectively.

The following table illustrates the impact from organic growth, recent acquisitions and fluctuations in foreign currency in relation to revenue during the three and six months ended June 30, 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	Change	% Change	Change	% Change
2012 Revenue	$966		$1,891
Organic growth	(33)	(3.4)%	(100)	(5.3)%
Acquisitions	23	2.4%	46	2.4%
Constant Currency	(10)	(1.0)%	(54)	(2.9)%
Foreign currency translation (a)	4	0.4%	2	0.1%
Total change in revenue	(6)	(0.6)%	(52)	(2.7)%
2013 Revenue	$960		$1,839

(a)	Foreign currency impact primarily due to fluctuations in the value of the Euro, British Pound, Swedish Krona and South African Rand against the U.S. Dollar.

The following table summarizes revenue by segment:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2013	2012	As Reported Change	Constant Currency Change	2013	2012	As Reported Change	Constant Currency Change
Water Infrastructure	$596	$609	(2.1)%	(2.5)%	$1,147	$1,193	(3.9)%	(3.9)%
Applied Water	381	373	2.1%	1.3%	726	728	(0.3)%	(1.0)%
Eliminations	(17)	(16)			(34)	(30)
Total	$960	$966	(0.6)%	(1.0)%	$1,839	$1,891	(2.7)%	(2.9)%
Water Infrastructure
Water Infrastructure revenue decreased $13 million, or 2.1% for the second quarter of 2013 (2.5% decrease at constant currency) and $46 million, or 3.9% for the six months ended June 30, 2013 (3.9% decrease at constant currency) compared to the respective 2012 periods. The declines were primarily driven by decreases in organic revenue due to lower volumes which were partially offset by the benefits derived from acquisitions and strength in after-market services.
Organic revenue decreased $38 million or 6.2% during the quarter ended June 30, 2013 driven primarily from lower volumes in treatment and transport applications, partially offset by increased revenue from disaster recovery in our dewatering business. In treatment, the decrease to the 2012 period was a result of continued weakness in Europe, as well as a difficult compare due to the shipment of large custom projects in the Middle East region in the prior year, which was partially offset by strength in the after-market services as customers extended service contracts due to project delays. Within transport, the decrease from the prior year stemmed from year-over-year timing of projects in the Asia Pacific and Latin America regions. Test applications also experienced lower revenue driven by delays in orders and the government sequestration in the United States which more than offset incremental revenue from price increases, new products and cross-branding initiatives.
Organic revenue decreased $93 million or 7.8% during the six months ended June 30, 2013 predominately due to the same dynamics impacting organic revenue for the second quarter combined with distributors maintaining lower stock levels as compared to the prior year.

Revenue from the 2013 and 2012 acquisitions contributed $23 million and $46 million during the three and six months ended June 30, 2013, respectively.
Applied Water
Applied Water revenue increased $8 million, or 2.1% for the second quarter of 2013 (1.3% increase at constant currency) and decreased $2 million, or 0.3% for the six months ended June 30, 2013 (1.0% decrease at constant currency) compared to the respective 2012 periods. Organic revenue was the primary driver of the fluctuations for the three and six months ended June 30, 2013.
Organic revenue increased $5 million, or 1.3% for the second quarter of 2013 driven by modest improvement in the United States residential and commercial building services markets aided by timing of shipments. Revenue was also aided by strength in the emerging markets within the the industrial water market, as well as growth in the agriculture markets from the continued warm, dry weather conditions in the United States. Additionally, incremental revenue was provided by the realization of price increases. The increases for the second quarter were partially offset by weakness across all end markets in Europe, especially within southern Europe, as well as weakness in the United States industrial water market.
Organic revenue decreased $7 million, or 1.0% during the six months ended June 30, 2013 as lower sales volume experienced in the first three months of 2013 and the weakness in the European businesses more than offset the growth realized in the second quarter of 2013.
Orders / Backlog
Orders received during the second quarter of 2013 of $1,009 million increased by $39 million, or 4.0% over the second quarter of the prior year (3.8% increase at constant currency), including a benefit of $25 million from acquisitions. Orders received during the six months ended June 30, 2013 of $1,971 million decreased by $3 million from the respective prior year period, or 0.2% (0.2% decrease at constant currency). Organic order growth increased 1.2% for the second quarter and decreased 2.7% for the six months ended June 30, 2013.
The Water Infrastructure segment orders increased $30 million, or 4.9% to $647 million (4.7% increase at constant currency) for the quarter ended June 30, 2013 as compared to the prior year, including $25 million from acquisitions. Organic orders increased 0.6% during the second quarter principally due to the stabilization of market conditions within the transport application. The increase was driven by increased revenue from disaster recovery efforts in our dewatering business. For the first six months ended June 30, 2013 orders decreased $7 million, or 0.6% to $1,248 million (0.5% decrease at constant currency) as compared to the prior year period. The decrease in the year to date organic orders of 4.5% is attributable to the lower volume demand and economic uncertainty in Europe.
Applied Water orders increased $8 million, or 2.2% (2.2% increase at constant currency) and $4 million, or 0.5% (0.4% increase at constant currency) for the three and six months ended June 30, 2013, respectively. Organic order volume increased for the three month period as a result of similar market dynamics impacting revenue. For the six months ended June 30, 2013, the increase in orders in the segment was due to strong performance in the residential building services market in the United States and commercial building services market in China, partially offset by general market weakness in Southern Europe.
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. Total backlog was $759 million at June 30, 2013, an increase of $39 million or 5.4% as compared to $720 million at June 30, 2012 and an increase of $112 million or 17.3% as compared to $647 million at December 31, 2012. We anticipate that approximately 81% of the backlog at June 30, 2013 will be recognized as revenue in the remainder of 2013.

Gross Margin
Gross margin as a percentage of revenue declined to 38.6% and 38.3% for the three and six months ended June 30, 2013, respectively, compared to 39.6% and 39.5%, respectively, for the comparable periods of 2012. The decrease is primarily attributable to unfavorable impacts of revenue volume decreases, geographic sales mix and additional costs associated with recent acquisitions. The decreases were partially mitigated by benefits from restructuring savings and cost saving initiatives such as lean six sigma and global sourcing.
Operating Expenses
The following table presents operating expenses for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2013	2012	Change		2013	2012	Change
Selling, general and administrative expenses (SG&A)	$252	$220	14.5%		$488	$451	8.2%
SG&A as a % of revenue	26.3%	22.8%	350	bp	26.5%	23.8%	270	bp
Research and development expenses (R&D)	28	28	—%		54	56	(3.6)%
R&D as a % of revenue	2.9%	2.9%	—	bp	2.9%	3.0%	(10)	bp
Restructuring charges	20	—	NM*		25	—	NM*
Separation costs	1	6	(83.3)%		2	11	(81.8)%
Operating expenses	$301	$254	18.5%		$569	$518	9.8%
Expense to revenue ratio	31.4%	26.3%	510	bp	30.9%	27.4%	350	bp

*NM - Not meaningful percentage change

Selling, General and Administrative Expenses

SG&A increased by $32 million to $252 million or 26.3% of revenue in the second quarter of 2013, as compared to $220 million or 22.8% of revenue in the second quarter of 2012; and increased by $37 million to $488 million or 26.5% of revenue in the six months ended June 30, 2013, as compared to $451 million or 23.8% of revenue in 2012. The increase in SG&A expenses as a percentage of revenue is primarily due to revenue volume declines. Additionally, realignment costs incurred by the Company to reposition our European business in an effort to optimize our cost structure and improve our operational efficiency and effectiveness, as well as impacts from acquisitions and investments in growth platforms, increased our SG&A expenses for the three and six months ended June 30, 2013.

Research and Development Expenses

R&D spending was flat at $28 million or 2.9% of revenue in the second quarter of 2013 as compared to $28 million or 2.9% of revenue in the comparable period of 2012; and decreased by $2 million to $54 million or 2.9% of revenue in the six months ended June 30, 2013, as compared to $56 million or 3.0% of revenue in 2012. The decrease to R&D for the year-to-date period was reflective of timing of investments.

Restructuring Charges

During the three and six months ended June 30, 2013, we recognized restructuring charges of $20 million and $25 million, respectively. We incurred these charges primarily in an effort to realign our organizational structure in Europe and North America to address declines in sales volumes and optimize our cost structure. The charges relate to the reduction in structural costs, including the elimination of headcount and consolidation of facilities within both our Water Infrastructure and Applied Water segments. There were no restructuring charges recognized during the three and six months ended June 30, 2012.

Total expected costs associated with actions that commenced during the six months ended June 30, 2013 are approximately $25 million for Water Infrastructure and approximately $6 million for Applied Water. These costs primarily comprise severance charges. These actions are currently expected to continue through the first quarter of 2014. As a result of actions initiated during the six months ended June 30, 2013, we estimate net savings of approximately $14 million in 2013 and annual future net savings beginning in 2014 of approximately $28 million.

We continue to expect to incur approximately $40 to $50 million in restructuring costs for the full year. As a result of these actions, we continue to anticipate approximately $13 to $15 million of net savings to be realized during 2013.

Separation Costs

We incurred non-recurring separation costs as a result of the Spin-off as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2013	2012	2013	2012
Advisory fees and other	$—	$2	$—	$5
Rebranding and marketing costs	—	2	—	4
Information and technology costs	—	1	1	1
Employee retention and hiring costs	—	1	—	1
Lease termination and other real estate costs	1	—	1	—
Total separation costs in operating income	1	6	2	11
Income tax (benefit) expense	—	(2)	—	(3)
Total separation costs, net of tax	$1	$4	$2	$8

Operating Income
We generated operating income of $70 million during the second quarter of 2013, a $59 million decrease compared to $129 million in the second quarter of 2012, and $136 million in the six months ended June 30, 2013, a decrease of $92 million compared to $228 million in 2012. The following table illustrates operating income results for our business segments:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2013	2012	Change		2013	2012	Change
Water Infrastructure	$41	$93	(55.9)%		$83	$167	(50.3)%
Applied Water	45	52	(13.5)%		85	92	(7.6)%
Segment operating income	86	145	(40.7)%		168	259	(35.1)%
Corporate and other	(16)	(16)	—%		(32)	(31)	3.2%
Total operating income	$70	$129	(45.7)%		$136	$228	(40.4)%
Operating margin
Water Infrastructure	6.9%	15.2%	(830)	bp	7.2%	14.0%	(680)	bp
Applied Water	11.8%	13.9%	(210)	bp	11.7%	12.6%	(90)	bp
Total Xylem	7.3%	13.4%	(610)	bp	7.4%	12.1%	(470)	bp

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2013	2012	Change		2013	2012	Change
Water Infrastructure
Operating income	$41	$93	(55.9)%		$83	$167	(50.3)%
Separation costs	—	1	NM*		—	3	NM*
Restructuring and realignment costs	22	—	NM*		32	—	NM*
Adjusted operating income**	$63	$94	(33.0)%		$115	$170	(32.4)%
Adjusted operating margin**	10.6%	15.4%	(480)	bp	10.0%	14.2%	(420)	bp
Applied Water
Operating income	$45	$52	(13.5)%		$85	$92	(7.6)%
Separation costs	—	—	NM*		—	1	NM*
Restructuring and realignment costs	6	—	NM*		8	—	NM*
Adjusted operating income**	$51	$52	(1.9)%		$93	$93	—%
Adjusted operating margin**	13.4%	13.9%	(50)	bp	12.8%	12.8%	—	bp
Total Xylem
Operating income	$70	$129	(45.7)%		$136	$228	(40.4)%
Separation costs	—	6	NM*		2	11	NM*
Restructuring and realignment costs	28	—	NM*		40	—	NM*
Adjusted operating income**	$98	$135	(27.4)%		$176	$239	(26.4)%
Adjusted operating margin**	10.2%	14.0%	(380)	bp	9.6%	12.6%	(300)	bp

* NM - Not meaningful percentage change
** Costs associated with non-recurring separation activities of $1 million and $2 million for the three and six months ended June 30, 2013, respectively, are not excluded from adjusted operating income.
Water Infrastructure
Operating income for our Water Infrastructure segment decreased $52 million or 55.9% (decreased $31 million or 33.0% on an adjusted basis) for the quarter ended June 30, 2013 and decreased by $84 million or 50.3% (decreased $55 million or 32.4% on an adjusted basis) for the six months ended June 30, 2013, compared with the same period for the prior year. The decreases were driven by the sales volume decline, investments in growth platforms and new product launches, as well as cost inflation and foreign exchange headwinds which were partially offset by cost reduction initiatives.
Applied Water
Operating income for our Applied Water segment decreased $7 million or 13.5% (decreased $1 million or 1.9% on an adjusted basis) for the quarter ended June 30, 2013 compared with the prior year as the increase in sales volume, realization of pricing initiatives and the favorable impact from operating cost reductions within selling, general and administrative expenses in the current year were more than offset by the lapping of a benefit in the prior year as a result of the reduction of a contract loss accrual.

Operating income decreased for the segment by $7 million or 7.6% (flat on an adjusted basis) for the six months ended June 30, 2013, compared with the same period for the prior year.

Interest Expense
Interest expense was $14 million and $27 million for the three and six months ended June 30, 2013 and $13 million and $27 million for the three and six months ended June 30, 2012, respectively, primarily related to the interest on the $1.2 billion aggregate principal amount of senior notes issued in September 2011. Refer to "Funding and Liquidity Strategy" for further details.
Income Tax Expense
The income tax provision for the three months ended June 30, 2013 was $11 million at an effective tax rate of 20.3%, compared to $26 million at an effective tax rate of 23.3% for the same period in 2012. The income tax provision for the six months ended June 30, 2013 was $21 million at an effective tax rate of 19.7%, compared to $47 million at an effective tax rate of 23.9% for the same period in 2012. The decrease in the effective tax rate for the three and six months ended June 30, 2013 as compared to the same periods in 2012, was primarily due to mix of earnings including the impact of realignment efforts, and the benefit from a discrete foreign tax refund in the first quarter of 2013.

Tax Matters Agreement

The Tax Matters Agreement ("TMA") governs the respective rights, responsibilities and obligations of ITT, as well as Xylem and Exelis that were spun off from ITT in 2011, with respect to taxes for periods ending on or before the Spin-off.

Pursuant to the terms of the TMA, the Company is required to make payment of the foreign tax refund noted above to ITT and therefore recorded an offsetting expense and related payable of $1 million which is reflected within other non-operating expense.
Liquidity and Capital Resources
The following table summarizes our sources and uses of cash:

	Six Months Ended
	June 30,
(In millions)	2013	2012	Change
Operating activities	$62	$125	$(63)
Investing activities	(138)	(53)	(85)
Financing activities	(60)	(31)	(29)
Foreign exchange	(8)	(1)	(7)
Total	$(144)	$40	$(184)
Sources and Uses of Liquidity
Operating Activities
During the six months ended June 30, 2013, net cash provided by operating activities declined by $63 million as compared to the six months ended June 30, 2012. The year-over-year decrease was primarily driven by revenue volume declines reducing income as well as an increase in the use of working capital, primarily in accounts receivable and accounts payable. The decrease was also due to payments made for restructuring and realignment activities in 2013.

Investing Activities
Cash used in investing activities was $138 million for the first six months of 2013 as compared to $53 million in the first six months of 2012 due almost entirely to an increase in cash used for acquisitions of $81 million.

Financing Activities
Cash used in financing activities was $60 million for the first six months of 2013 as compared to $31 million in the first six months of 2012, primarily driven by an increase in share repurchase activity of $15 million and a decrease in proceeds from the exercise of stock options of $15 million.
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
Senior Notes
On September 20, 2011, we issued 3.550% Senior Notes of $600 million aggregate principal amount due September 2016 (the "Senior Notes due 2016") and 4.875% Senior Notes of $600 million aggregate principal amount due October 2021 (the "Senior Notes due 2021" and together with the Senior Notes due 2016, the "Senior Notes").
The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and lease-back transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods), including but not limited to: (i) failure to pay interest for 30 days, (ii) failure to pay principal when due, (iii) failure to perform any other covenant for 90 days after receipt of notice from the trustee or from holders of 25% of the outstanding principal amount and (iv) certain events of bankruptcy, insolvency or reorganization. We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. As of June 30, 2013, we were in compliance with all covenants. If a change of control triggering event occurs (as defined in the Senior Notes indenture), we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.
Interest on the Senior Notes due 2016 is payable on March 20 and September 20 of each year. Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year.

Credit Facility
Effective October 31, 2011, Xylem and its subsidiaries entered into a Four Year Competitive Advance and Revolving Credit Facility (the "Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders. The credit facility provides for an aggregate principal amount of up to $600 million of: (i) a competitive advance borrowing option which will be provided on an uncommitted competitive advance basis through an auction mechanism (the "competitive loans") (ii) revolving extensions of credit (the "revolving loans") outstanding at any time and (iii) the issuance of letters of credit in a face amount not in excess of $100 million outstanding at any time.
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
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of June 30, 2013, we were in compliance with all covenants. The Credit Facility also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

As of June 30, 2013 the Credit Facility remains undrawn.

Research and Development Facility Agreement

Effective December 14, 2012, we entered into a Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank ("EIB") in an aggregate principal amount of up to €120 million (approximately $157 million) to finance research projects and research infrastructures in the European Union. The Company's wholly owned subsidiary in Luxembourg, Xylem Holdings S.a.r.l., is the borrower under the R&D Facility Agreement. The funds are made available to finance research and development projects during the period of 2013 through 2016 at the Company's R&D facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.

Under the R&D Facility Agreement, the borrower can, starting no later than 18 months from the date of the R&D Facility Agreement, draw loans with a maturity of no longer than 12 years. The R&D Facility Agreement provides for Fixed Rate loans and Floating Rate loans. The interest rate per annum applicable to Fixed Rate loans will be at a fixed percentage rate per annum specified by EIB which includes the applicable margin. The interest rate per annum applicable to Floating Rate loans will be at the rate determined by reference to EURIBOR for loans drawn in Euros and LIBOR for loans drawn in Sterling or U.S. Dollars, plus an applicable spread specified by EIB which includes the applicable margin. The applicable margin for both Fixed Rate loans and Floating Rate loans shall be determined by reference to the credit rating of the Company.

In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of June 30, 2013, we were in compliance with all covenants. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

As of June 30, 2013, the R&D Facility Agreement remains undrawn.
Non-U.S. Operations
We generated approximately 61% of our revenue from non-U.S. operations for both the three and six months ended June 30, 2013, and 63% for both the three and six months ended June 30, 2012. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of our review, it is determined that all or a portion of the funds may be needed for our operations in the United States, we may be required to accrue additional U.S. taxes. As of June 30, 2013, our foreign subsidiaries were holding $268 million in cash or marketable securities.

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
Our management, with the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

ITEM 1.             LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings seek remedies relating to environmental matters, intellectual property matters, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. See Note 17 "Commitments and Contingencies" to the condensed consolidated financial statements for further information and any updates.
On or about February 17, 2009, following a statement submitted to the Spanish Competition Authority (Comision Nacional de la Competencia, "CNC") by Grupo Industrial Ercole Marelli, S.A. regarding an anti-competitive agreement in which it said it had been participating, the CNC conducted an investigation at ITT Water & Wastewater España S.A. (now named Xylem Water Solutions España S.A.), at the Spanish Association of Fluid Pump Manufacturers (the "Association"), and at the offices of other members of the Association. On September 16, 2009, the Directorate of Investigation of the CNC commenced formal proceedings for alleged restrictive practices, such as several exchanges of information and a recommendation on general terms and conditions of sale, allegedly prohibited under applicable law. Following the conclusion of the formal proceedings, the CNC Council imposed fines on the Association and nineteen Spanish manufacturers and distributors of fluid pumps, including a fine of Euro 2,373,675 applied to ITT Water & Wastewater España S.A. and ITT Corporation. In March 2012, the Company appealed the CNC's decision to the Audiencia Nacional (the "High Court"), and vigorously defended the case. In March 2013, the High Court upheld the determination of the CNC and the fine previously assessed. In April 2013, the Company filed a notice of appeal before the Tribunal Supremo, the Supreme Court of Spain and in June 2013, the Company filed an appellate brief with the Supreme Court, which was admitted.  These appellate proceedings are expected to last one to two years.

ITEM 1A.             RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2012 Annual Report.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended June 30, 2013:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
4/1/13 - 4/30/13	—	—	—	1.1
5/1/13 - 5/31/13	0.1	$28.35	0.1	1.0
6/1/13 - 6/30/13	—	—	—	1.0

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 18, 2012, the Board of Directors authorized the repurchase of up to two million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURE
None.

ITEM 5.             OTHER INFORMATION
None.

ITEM 6.             EXHIBITS
See the Exhibit Index following the signature page hereto for a list of exhibits filed as part of this report and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ John P. Connolly_____
John P. Connolly
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
July 30, 2013

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

(3.1)	Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K Current Report filed on October 13, 2011 (CIK No. 1524472, File No. 1-35229).

(3.2)	By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K Current Report filed on May 10, 2013 (CIK No. 1524472, File No. 1-35229).

(4.1)	Indenture, dated as of September 20, 2011, between Xylem Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.2 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Xylem Inc. 3.550% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

(4.3)	Form of Xylem Inc. 4.875% Senior Notes due 2021	Incorporated by reference to Exhibit 4.6 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

(10.1)	Xylem Retirement Savings Plan	Filed herewith.

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

(101.0)
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
Submitted electronically with this Report.