Form 10-Q
period 2013-09-30
Xylem Inc.
filed 2013-10-29
CIK 1524472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of October 25, 2013, there were 184,488,238 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Nine Months
For the periods ended September 30,	2013	2012	2013	2012
Revenue	$965	$931	$2,804	$2,822
Cost of revenue	581	557	1,715	1,702
Gross profit	384	374	1,089	1,120
Selling, general and administrative expenses	256	231	744	682
Research and development expenses	24	24	78	80
Restructuring charges	5	4	30	4
Separation costs	1	4	3	15
Operating income	98	111	234	339
Interest expense	14	14	41	41
Other non-operating (expense) income, net	(1)	3	(2)	1
Income before taxes	83	100	191	299
Income tax expense	10	28	31	75
Net income	$73	$72	$160	$224
Earnings per share:
Basic	$0.39	$0.39	$0.86	$1.20
Diluted	$0.39	$0.38	$0.86	$1.20
Weighted average number of shares:
Basic	185.2	185.9	185.5	185.7
Diluted	186.0	186.3	186.2	186.2
Dividends declared per share	$0.1164	$0.1012	$0.3492	$0.3036
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in millions)

	Three Months		Nine Months
For the periods ended September 30,	2013	2012	2013	2012
Net income	$73	$72	$160	$224
Other comprehensive income, before tax:
Foreign currency translation adjustment	68	44	4	23
Net change in cash flow hedges:
Unrealized gains	2	2	—	4
Amount of loss (gain) reclassified into net income	1	—	—	(1)
Net change in postretirement benefit plans:
Amortization of net actuarial loss	5	2	14	7
Settlement	—	—	—	2
Other comprehensive income, before tax	76	48	18	35
Income tax expense related to items of other comprehensive income	2	1	4	4
Other comprehensive loss, net of tax	74	47	14	31
Comprehensive income	$147	$119	$174	$255
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$394	$504
Receivables, less allowances for discounts and doubtful accounts of $30 and $34 in 2013 and 2012, respectively	845	776
Inventories, net	496	443
Prepaid and other current assets	120	110
Deferred income tax assets	44	41
Total current assets	1,899	1,874
Property, plant and equipment, net	478	487
Goodwill	1,704	1,647
Other intangible assets, net	497	484
Other non-current assets	206	187
Total assets	$4,784	$4,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$324	$332
Accrued and other current liabilities	475	443
Short-term borrowings and current maturities of long-term debt	3	6
Total current liabilities	802	781
Long-term debt	1,199	1,199
Accrued postretirement benefits	400	400
Deferred income tax liabilities	173	173
Other non-current accrued liabilities	52	52
Total liabilities	2,626	2,605
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 186.8 shares and 186.2 shares in 2013 and 2012, respectively	2	2
Capital in excess of par value	1,729	1,706
Retained earnings	359	264
Treasury stock – at cost 2.3 shares and 0.5 shares in 2013 and 2012, respectively	(61)	(13)
Accumulated other comprehensive income	129	115
Total stockholders’ equity	2,158	2,074
Total liabilities and stockholders’ equity	$4,784	$4,679

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the nine months September 30,	2013	2012
Operating Activities
Net income	$160	$224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72	68
Amortization	38	35
Share-based compensation	21	16
Restructuring charges	30	4
Other, net	11	1
Payments for restructuring	(24)	—
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(71)	(33)
Changes in inventories	(59)	(33)
Changes in accounts payable	4	(7)
Other, net	(19)	(45)
Net Cash – Operating activities	163	230
Investing Activities
Capital expenditures	(91)	(81)
Acquisitions of businesses and assets, net of cash acquired	(81)	(12)
Proceeds from the sale of property, plant and equipment	7	4
Net Cash – Investing activities	(165)	(89)
Financing Activities
Issuance of short-term debt	—	12
Principal payments of debt and capital lease obligations	(2)	(6)
Repurchase of common stock	(44)	(4)
Proceeds from exercise of employee stock options	2	22
Dividends paid	(65)	(56)
Other, net	—	(9)
Net Cash – Financing activities	(109)	(41)
Effect of exchange rate changes on cash	1	6
Net change in cash and cash equivalents	(110)	106
Cash and cash equivalents at beginning of year	504	318
Cash and cash equivalents at end of period	$394	$424
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$37	$38
Income taxes (net of refunds received)	$61	$76
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
The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Annual Report") in preparing these unaudited condensed consolidated financial statements, with the exception of accounting standard updates described in Note 2. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2012 Annual Report. Certain prior year amounts have been reclassified to conform to the current year presentation.
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

Note 2. Recently Issued Accounting Pronouncements

Pronouncements Not Yet Adopted
In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on the financial statement presentation of an unrecognized tax benefit. The guidance requires that an unrecognized tax benefit or a portion of an unrecognized tax benefit, be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented in an entity's financial statements as a liability and should not be combined with a deferred tax asset. This guidance is effective for fiscal years beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our financial condition or results of operations.

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

In February 2013, the FASB issued guidance related to the measurement and disclosure of obligations resulting from joint and several liability arrangements. The new guidance requires companies to measure obligations resulting from joint and several liability arrangements as the sum of (1) the amount the company agreed to pay on the basis of its arrangement among co-obligors and (2) any additional amount the company expects to pay on behalf of its co-obligors. Additionally, the new guidance requires the disclosure of a description of the joint and several arrangement and the total outstanding amount of the obligation for all joint parties. This guidance is effective for fiscal years beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our financial condition or results of operations.
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

Note 3. Acquisitions

During the nine months ended September 30, 2013, we spent $84 million ($81 million, net of cash acquired) on acquisitions. As the acquisitions were not material, individually or in the aggregate, to results of operations, pro forma results of operations reflecting results prior to the acquisitions and certain other disclosure items have not been presented.

MultiTrode

On March 1, 2013 we acquired MultiTrode Pty Ltd ("MultiTrode"), a water and wastewater technology and services company based in Australia, for approximately $26 million. MultiTrode offers advanced monitoring and control technologies to municipal and private water and waste water authorities as well as industrial clients. The company had approximately 60 employees and generated revenue of approximately $13 million in fiscal 2012.

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

Note 4. Restructuring Charges

During the three and nine months ended September 30, 2013, we recognized restructuring charges of $5 million and $30 million, respectively. We incurred these charges primarily in an effort to reorganize our structure in Europe and North America to address declines in sales volumes and optimize our cost structure. The charges relate to the reduction in structural costs, including the elimination of headcount and consolidation of facilities within both our Water Infrastructure and Applied Water segments. During the three and nine months ended September 30, 2012 we recognized restructuring charges of $4 million in each period. These charges primarily related to restructuring related severance payments for manufacturing reduction in force initiatives within our Water Infrastructure segment.

The following table presents the components of restructuring expense for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2013	2012	2013	2012
By component:
Severance and other charges	$4	$4	$28	$4
Lease related charges	1	—	1	—
Other restructuring charges	—	—	1	—
Reversal of restructuring accruals	—	—	—	—
Total restructuring charges	$5	$4	30	4

By segment:
Water Infrastructure	$3	$4	$24	$4
Applied Water	2	—	6	—
Corporate and other	—	—	—	—

The following table displays a rollforward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheet within accrued and other current liabilities, for the nine months ended September 30, 2013 and 2012.

(in millions)	2013	2012
Restructuring accruals - January 1	$9	$1
Restructuring charges	30	4
Cash payments	(24)	—
Other	—	(1)
Restructuring accruals - September 30	$15	$4

By segment:
Water Infrastructure	$12	$4
Applied Water	3	—
Corporate and other	—	—

The following is a rollforward of employee position eliminations associated with restructuring activities for the nine months ended September 30, 2013 and 2012.

	2013	2012
Planned reductions - January 1	54	—
Additional planned reductions	439	39
Actual reductions	(346)	(27)
Planned reductions - September 30	147	12

Total expected costs associated with actions that commenced during the nine months ended September 30, 2013 are approximately $26 million for Water Infrastructure and approximately $11 million for Applied Water. These costs primarily comprise severance charges. We currently expect these actions to continue through 2014.

Note 5. Separation Costs
On October 31, 2011 ITT Corporation ("ITT") completed the spin-off of Xylem, formerly ITT's water equipment and service businesses, and Exelis Inc. ("Exelis"), formerly ITT's defense and service businesses (the "Spin-off"). The components of non-recurring separation costs incurred as a result of the Spin-off are presented below.

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Advisory fees and other	$—	$1	$—	$6
Rebranding and marketing costs	—	2	—	6
Information and technology costs	1	—	2	1
Employee retention and hiring costs	—	—	—	1
Lease termination and other real estate costs	—	—	1	—
Other	—	1	—	1
Total separation costs in operating income	1	4	3	15
Income tax benefit	(1)	(1)	(1)	(4)
Total separation costs, net of tax	$—	$3	$2	$11

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
The income tax provision for the three months ended September 30, 2013 was $10 million at an effective tax rate of 12.1%, compared to $28 million at an effective tax rate of 27.8% for the same period in 2012. The income tax provision for the nine months ended September 30, 2013 was $31 million at an effective tax rate of 16.4% compared to $75 million at an effective tax rate of 25.2% for the same period in 2012. The decrease in the effective tax rate for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 was primarily due to mix of earnings, including the impact of realignment efforts, as well as certain costs incurred for the change in chief executive officer made during the third quarter of 2013. Additionally, there was a tax benefit from special charges incurred by the Company associated with the settlement of legal proceedings with Xylem Group LLC.
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
The amount of unrecognized tax benefits at September 30, 2013 was $8 million which, if ultimately recognized, will reduce our annual effective tax rate. We do not believe that the unrecognized tax benefits will significantly change within the next twelve months.

We classify interest expense relating to unrecognized tax benefits as a component of other non-operating expense, net and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of September 30, 2013, we had $1 million of interest accrued for unrecognized tax benefits.

Note 7. Earnings Per Share
The following is a summary of the calculation of basic and diluted net earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (in millions)	$73	$72	$160	$224
Shares (in thousands):
Weighted average common shares outstanding	185,044	185,650	185,294	185,386
Add: Participating securities (a)	122	281	165	340
Weighted average common shares outstanding — Basic	185,166	185,931	185,459	185,726
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	175	186	180	231
Dilutive effect of restricted stock	661	231	547	195
Weighted average common shares outstanding — Diluted	186,002	186,348	186,186	186,152
Basic earnings per share	$0.39	$0.39	$0.86	$1.20
Diluted earnings per share	$0.39	$0.38	$0.86	$1.20

(a)
Restricted stock awards containing rights to non-forfeitable dividends that participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

(b)
Incremental shares from stock options, restricted stock and performance share units are computed by the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock and performance share awards, reduced by the repurchase of shares with the proceeds from the assumed exercises, unrecognized compensation expense for outstanding awards and the estimated tax benefit of the assumed exercises. Performance share units will be included in the treasury stock calculation of diluted earnings per share upon achievement of underlying performance conditions. See Note 15, "Stock-Based Compensation Plans" for further detail on the performance share units.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Stock options	4,414	4,332	4,342	4,382
Restricted stock	655	876	758	904
Performance shares	106	—	88	—

Note 8. Inventories

(in millions)	September 30, 2013	December 31, 2012
Finished goods	$217	$182
Work in process	34	30
Raw materials	245	231
Total inventories, net	$496	$443

Note 9. Property, Plant and Equipment

(in millions)	September 30, 2013	December 31, 2012
Land, buildings and improvements	$255	$255
Machinery and equipment	673	653
Equipment held for lease or rental	191	183
Furniture and fixtures	88	90
Construction work in progress	52	40
Other	21	19
Total property, plant and equipment, gross	1,280	1,240
Less accumulated depreciation	802	753
Total property, plant and equipment, net	$478	$487
Depreciation expense of $23 million and $72 million was recognized during the three and nine months ended September 30, 2013, respectively, and $24 million and $68 million for the three and nine months ended September 30, 2012, respectively.

Note 10. Goodwill and Other Intangible Assets
Changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2013 are as follows:

(in millions)	Water Infrastructure	Applied Water	Total
Balance as of January 1, 2013	$1,085	$562	$1,647
Activity in 2013
Goodwill acquired (a)	48	—	48
Foreign currency and other	5	4	9
Balance as of September 30, 2013	$1,138	$566	$1,704
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

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	September 30, 2013			December 31, 2012
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$350	$(96)	$254	$317	$(75)	$242
Proprietary technology	109	(35)	74	105	(29)	76
Trademarks	33	(15)	18	33	(14)	19
Patents and other	20	(17)	3	21	(17)	4
Indefinite-lived intangibles	148	—	148	143	—	143
	$660	$(163)	$497	$619	$(135)	$484

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

Amortization expense related to finite-lived intangible assets of $9 million and $28 million was recognized in the three and nine months ended September 30, 2013, respectively, and $8 million and $25 million for the three and nine months ended September 30, 2012, respectively.

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
Listed in the table below are the outstanding foreign currency derivatives that were used to hedge foreign exchange risks as of September 30, 2013.

(in millions; except number of instruments)
Foreign Currency Derivative	Number of Instruments	Total Notional Sold	Sell Notional Currency	Total Notional Purchased	Buy Notional Currency
Sell AUD/ Buy EUR Forward	4	6.0	Australian Dollar (AUD)	4.7	Euro (EUR)
Sell CAD/ Buy EUR Forward	4	4.6	Canadian Dollar (CAD)	3.5	Euro (EUR)
Sell GBP/ Buy EUR Forward	2	2.0	British Pound Sterling (GBP)	2.3	Euro (EUR)
Sell USD/ Buy EUR Forward	4	15.8	United States Dollar (USD)	12.2	Euro (EUR)
Buy SEK/ Sell EUR Forward	2	32.8	Euro (EUR)	280.0	Swedish Krona (SEK)
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2013	2012	2013	2012
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain recognized in OCI (a)	$2	$2	$—	$4
Amount of (gain) reclassified from OCI into revenue (a)	—	—	(1)	—
Amount of loss (gain) reclassified from OCI into cost of revenue (a)	1	—	1	(1)

(a)	Effective portion
As of September 30, 2013, $1 million of the net unrealized gains on cash flow hedges is expected to be reclassified into earnings in the next 12 months. The ineffective portion of the change in fair value of a cash flow hedge is excluded from effectiveness testing and is recognized immediately in selling, general and administrative expenses in the Condensed Consolidated Income Statements. For the three and nine months ended September 30, 2013 and 2012, the amounts were not material.

The fair values of our foreign exchange contracts currently included in our hedging program were as follows:

(in millions)	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments
Assets
Other current assets	$2	$—
Liabilities
Other current liabilities	(1)	—

Note 12. Accrued and Other Current Liabilities

(in millions)	September 30, 2013	December 31, 2012
Compensation and other employee-benefits	$204	$201
Customer-related liabilities	62	60
Accrued warranty costs	38	40
Accrued taxes	47	50
Other accrued liabilities	124	92
Total accrued and other current liabilities	$475	$443

Note 13. Credit Facilities and Long-Term Debt

(in millions)	September 30, 2013	December 31, 2012
Short-term borrowings and current maturities of long-term debt	$3	$6

Long-term debt
3.550% Senior Notes due 2016 (a)	$600	$600
4.875% Senior Notes due 2021 (a)	600	600
Unamortized discount (b)	(1)	(1)
Long-term debt	$1,199	$1,199
Total debt	$1,202	$1,205

(a)
The fair value of our Senior Notes (as defined below) was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2016 (as defined below) was $631 million and $639 million as of September 30, 2013 and December 31, 2012, respectively. The fair value of our Senior Notes due 2021 (as defined below) was $641 million and $680 million as of September 30, 2013 and December 31, 2012, respectively.

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

The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and lease-back transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods), including but not limited to: (i) failure to pay interest for 30 days, (ii) failure to pay principal when due, (iii) failure to perform any other covenant for 90 days after receipt of notice from the trustee or from holders of 25% of the outstanding principal amount and (iv) certain events of bankruptcy, insolvency or reorganization. We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. As of September 30, 2013, we were in compliance with all covenants. If a change of control triggering event (as defined in the Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.
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
At our election, the interest rate per annum applicable to the competitive advances will be based on either (i) a Eurodollar rate determined by reference to LIBOR, plus an applicable margin offered by the lender making such loans and accepted by us or (ii) a fixed percentage rate per annum specified by the lender making such loans. At our election, the interest rate per annum applicable to the revolving loans will be based on either (i) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin or (ii) a fluctuating rate of interest determined by reference to the greatest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the U.S. Federal Funds effective rate plus half of 1% or (c) the Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, in each case, plus an applicable margin.
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of September 30, 2013, we were in compliance with all covenants. The Credit Facility also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

As of September 30, 2013, the Credit Facility remains undrawn.

Research and Development Facility Agreement

Effective December 14, 2012, we entered into a Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank ("EIB") in an aggregate principal amount of up to €120 million (approximately $163 million) to finance research projects and research infrastructures in the European Union. The Company's wholly owned subsidiary in Luxembourg, Xylem Holdings S.a.r.l., is the borrower under the R&D Facility Agreement. The funds are made available to finance research and development projects during the period of 2013 through 2016 at the Company's R&D facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.

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

In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of September 30, 2013, we were in compliance with all covenants. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

As of September 30, 2013, the R&D Facility Agreement remains undrawn.

Note 14. Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income for defined benefit pension plans, disaggregated by domestic and international plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2013	2012	2013	2012
Domestic defined benefit pension plans:
Net periodic benefit cost:
Service cost	$1	$1	$2	$2
Interest cost	1	1	3	3
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of net actuarial loss	1	—	3	1
Net periodic benefit cost	$2	$1	$5	$3
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of net actuarial loss	$(1)	$—	$(3)	$(1)
Change recognized in other comprehensive income	$(1)	$—	$(3)	$(1)
International defined benefit pension plans:
Net periodic benefit cost:
Service cost	$3	$2	$10	$7
Interest cost	7	8	21	22
Expected return on plan assets	(7)	(7)	(23)	(22)
Amortization of net actuarial loss	3	2	9	6
Settlement	—	—	—	2
Net periodic benefit cost	$6	$5	$17	$15
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of net actuarial loss	$(3)	$(2)	$(9)	$(6)
Settlement	—	—	—	(2)
Change recognized in other comprehensive income	$(3)	$(2)	$(9)	$(8)
Totals:
Net periodic benefit cost	$8	$6	$22	$18
Recognized in other comprehensive income	(4)	(2)	(12)	(9)
Total recognized in comprehensive income	$4	$4	$10	$9

The total net periodic benefit cost for other postretirement employee benefit plans for the three and nine months ended September 30, 2013 was $2 million and $5 million, respectively, including amounts recognized in other comprehensive income of $1 million and $2 million, respectively. Total net periodic benefit cost for other postretirement benefit plans for the three and nine months ended September 30, 2012 was $1 million and $3 million, respectively. Amounts recognized in other comprehensive income were immaterial for the three and nine months ended September 30, 2012.
We contributed $32 million and $27 million to postretirement benefit plans during the nine months ended September 30, 2013 and 2012, respectively. Additional contributions ranging between approximately $10 million and $15 million are expected during the remainder of 2013.

Note 15. Stock-Based Compensation Plans
Share-based compensation expense was $9 million and $21 million during the three and nine months ended September 30, 2013, respectively, and $6 million and $16 million for the three and nine months ended September 30, 2012, respectively. The unamortized compensation expense related to our stock options, restricted shares and performance based shares was $8 million, $19 million and $2 million, respectively, at September 30, 2013 and is expected to be recognized over a weighted average period of 1.7, 1.7 and 2.4 years, respectively. The amount of cash received from the exercise of stock options was $2 million and $22 million for the nine months ended September 30, 2013 and 2012, respectively. We classify as a financing activity the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock lapses.
Restricted Stock Grants
The following is a summary of restricted stock activity for the nine months ended September 30, 2013:

(in thousands, except for per share amounts)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2013	1,588	$26.92
Granted	493	$27.42
Vested	(587)	$26.44
Forfeited	(151)	$27.63
Outstanding at September 30, 2013	1,343	$27.21
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

The following is a summary of performance-based share grants for the nine months ended September 30, 2013:

(in thousands, except for per share amounts)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2013	—	$—
Granted	119	$27.49
Vested	—	$—
Forfeited	(54)	$27.49
Outstanding at September 30, 2013	65	$27.49
Stock Option Grants
The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2013:

(in thousands, except for per share amounts)	Shares	Weighted Average Exercise Price /Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2013	4,083	$26.46	6.4
Granted	817	$27.43	10.0
Exercised	(102)	$21.72	1.9
Forfeited	(465)	$28.15	5.7
Outstanding at September 30, 2013	4,333	$26.57	6.5
Options exercisable at September 30, 2013	2,208	$26.36	4.5
The aggregate intrinsic value of all outstanding and exercisable stock options as of September 30, 2013 was $10 million and $7 million, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the nine months ended September 30, 2013 was $1 million.
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

Note 16. Capital Stock

On August 20, 2013, the Board of Directors authorized the repurchase up to $250 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. During the three and nine months ended September 30, 2013, we repurchased 1.0 million shares for $25 million under this program. There are up to $225 million in shares that may still be purchased under this plan.
On August 18, 2012, the Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares repurchased under this program during the three months ended September 30, 2013. There were 0.1 million shares repurchased for $2 million under this program during the three months ended September 30, 2012. We repurchased 0.6 million and 0.1 million shares for $17 million and $2 million under this program for the nine months ended September 30, 2013 and 2012, respectively. There are up to 1.0 million shares that may still be purchased under this plan.
Aside from the aforementioned repurchase programs, we repurchased 0.2 million and less than 0.1 million shares for $4 million and less than $1 million during the three months ended September 30, 2013 and 2012, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock. Likewise, we repurchased 0.2 million and 0.1 million shares for $6 million and $4 million during the nine months ended September 30, 2013 and 2012, respectively.

Note 17. Accumulated Other Comprehensive Income (Loss)

The following table provides the components of accumulated other comprehensive income for the three months ended September 30, 2013:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at July 1, 2013	$272	$(215)	$(2)	$55
Foreign currency translation adjustment	68	—	—	68
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	1	—	1
Selling, general and administrative expenses	—	3	—	3
Other non-operating expense, net	—	1	—	1
Income tax expense on amortization of postretirement benefit plan items	—	(2)	—	(2)
Unrealized gain on foreign exchange agreements	—	—	2	2
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at September 30, 2013	$340	$(212)	$1	$129

The following table provides the components of accumulated other comprehensive income for the nine months ended September 30, 2013:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2013	$336	$(222)	$1	$115
Foreign currency translation adjustment	4	—	—	4
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	3	—	3
Selling, general and administrative expenses	—	8	—	8
Other non-operating expense, net	—	3	—	3
Income tax expense on amortization of postretirement benefit plan items	—	(4)	—	(4)
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(1)	(1)
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at September 30, 2013	$340	$(212)	$1	$129

Note 18. Commitments and Contingencies
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses, including acquisitions and divestitures, intellectual property matters, product liability and personal injury claims, employment and pension matters, government and commercial contract disputes.

On October 4, 2013, the Company and Xylem Group LLC entered into a settlement agreement with respect to the proceedings in the U.S. District Court for the Northern District of Georgia originally commenced on October 26, 2011 regarding the Company’s use of the “XYLEM” mark. Pursuant to the settlement agreement, both parties released each other from all existing claims, and all claims have been dismissed by the U.S. District Court for the Northern District of Georgia with prejudice. The obligation for the settlement has been reflected on the September 30, 2013 Condensed Consolidated Balance Sheet.

We have estimated and accrued $21 million and $8 million as of September 30, 2013 and December 31, 2012 for these general legal matters, respectively. Although we cannot predict the outcome of these and other proceedings with certainty, we believe that they will not have a material adverse effect on our condensed consolidated financial position or results of operations.
From time to time claims may be asserted against Xylem alleging injury caused by any of our products resulting from asbestos exposure. We believe there are numerous legal defenses available for such claims and would defend ourselves vigorously. Pursuant to the Distribution Agreement ("Distribution Agreement") dated October 25, 2011 among ITT, Exelis and Xylem, ITT has an obligation to indemnify, defend and hold Xylem harmless for asbestos product liability matters, including settlements, judgments, and legal defense costs associated with all pending and future claims that may arise from past sales of ITT’s legacy products. We believe ITT remains a substantial entity with sufficient financial resources to honor its obligations to us.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations or financial condition.
Indemnifications
As part of the Spin-off, ITT, Exelis and Xylem will indemnify, defend and hold harmless each of the other parties with respect to such parties’ assumed or retained liabilities under the Distribution Agreement and breaches of the Distribution Agreement or related spin agreements. ITT’s indemnification obligations include asserted and unasserted asbestos and silica liability claims that relate to the presence or alleged presence of asbestos or silica in products manufactured, repaired or sold prior to October 31, 2011, the Distribution Date, subject to limited exceptions with respect to certain employee claims, or in the structure or material of any building or facility, subject to exceptions with respect to employee claims relating to Xylem buildings or facilities. The indemnification associated with pending and future asbestos claims does not expire. Xylem has not recorded a liability for material matters for which we expect to be indemnified by ITT or Exelis through the Distribution Agreement and we are not aware of any claims or other circumstances that would give rise to material payments from us under such indemnifications.

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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $9 million and $11 million as of September 30, 2013 and December 31, 2012 for environmental matters, respectively.
It is difficult to estimate the final costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. We believe the total amount accrued is reasonable based on existing facts and circumstances.

Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. The table below provides the changes in our product warranty accrual.

(in millions)	2013	2012
Warranty accrual – January 1	$40	$42
Net changes for product warranties in the period	24	23
Settlement of warranty claims	(26)	(23)
Other	—	(1)
Warranty accrual – September 30	$38	$41

Note 19. Segment Information
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2013	2012	2013	2012
Revenue:
Water Infrastructure	$619	$595	$1,766	$1,788
Applied Water	360	350	1,086	1,078
Eliminations	(14)	(14)	(48)	(44)
Total	$965	$931	$2,804	$2,822
Operating Income:
Water Infrastructure	$88	$85	$171	$253
Applied Water	40	43	125	135
Corporate and other	(30)	(17)	(62)	(49)
Total	$98	$111	$234	$339
Depreciation and Amortization:
Water Infrastructure	$27	$27	$83	$77
Applied Water	7	7	21	21
Corporate and other	2	2	6	5
Total	$36	$36	$110	$103
Capital Expenditures:
Water Infrastructure	$18	$18	$57	$59
Applied Water	7	6	26	19
Corporate and other	5	—	8	3
Total	$30	$24	$91	$81

The following table contains the total assets for each reportable segment.

	Total Assets
(in millions)	September 30, 2013	December 31, 2012
Water Infrastructure	$2,990	$2,844
Applied Water	1,351	1,253
Corporate and other	443	582
Total	$4,784	$4,679

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
Executive Summary
Xylem reported revenue for the third quarter of 2013 of $965 million, an increase of 3.7% compared to $931 million during the third quarter of 2012. Revenue also increased 3.7% on a constant currency basis, driven by organic revenue growth across most end markets and strength in emerging markets, particularly in China and eastern Europe. The 2012 and 2013 acquisitions within our Water Infrastructure segment contributed $21 million of incremental revenue for the third quarter 2013. Operating income for the third quarter of 2013 was $98 million, reflecting a decrease of $13 million or 11.7% compared to $111 million in the third quarter of 2012 primarily due to costs incurred from our restructuring and realignment actions, special charges, continued investment in the business, increased pension costs and unfavorable price and mix headwinds, partially offset by sales volume increases combined with savings from our cost reduction initiatives and our restructuring activities in 2012 and 2013.

Additional financial highlights for the quarter ended September 30, 2013 include the following:

•	Orders of $955 million, or 8.3% growth from $882 million in the third quarter of the prior year

•	Net income of $73 million, or $0.39 per diluted share ($0.49 on an adjusted basis) for the third quarter of 2013

•	Cash flow from operating activities of $163 million for the nine months ended September 30, 2013

•	Xylem Board of Directors approved a share repurchase program of up to $250 million in an effort to enhance shareholder return
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

•
"adjusted net income" and "adjusted earnings per share" defined as net income and earnings per share, respectively, adjusted to exclude non-recurring separation costs from the Spin-off (not excluded in 2013), restructuring and realignment costs, special charges and tax-related special items. A reconciliation of adjusted net income is provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share data)	2013	2012	2013	2012
Net income	$73	$72	$160	$224
Separation costs, net of tax (a)	—	3	—	11
Restructuring and realignment, net of tax	7	4	36	4
Special charges, net of tax	12	—	12	—
Tax-related special items	—	4	—	3
Adjusted net income	$92	$83	$208	$242
Weighted average number of shares - Diluted	186.0	186.3	186.2	186.2
Adjusted earnings per share	$0.49	$0.44	$1.12	$1.29

(a)
Costs of $1 million ($0 million, net of tax) and $3 million ($2 million, net of tax) for the three and nine months ended September 30, 2013, respectively, associated with non-recurring separation activities are not excluded from adjusted net income.

•
"operating expenses excluding separation, restructuring and realignment costs and special charges" defined as operating expenses, adjusted to exclude non-recurring separation costs from the Spin-off (not excluded in 2013), restructuring and realignment costs and special charges.

•
"adjusted segment operating income" defined as segment operating income, adjusted to exclude non-recurring separation costs from the Spin-off (not excluded in 2013), restructuring and realignment costs and special charges, and "adjusted segment operating margin" defined as adjusted segment operating income divided by total segment revenue.

•
“realignment costs” defined as non-recurring costs not included in restructuring costs that are incurred as part of actions taken to reposition our business, including items such as professional fees, relocation, travel and other costs.

•
"special charges" defined as costs incurred by the Company associated with the settlement of legal proceedings with Xylem Group LLC, as well as certain costs incurred for the change in chief executive officer made during the third quarter of 2013.

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

	Nine Months Ended
	September 30,
(In millions)	2013	2012
Net cash provided by operating activities	$163	$230
Capital expenditures	(91)	(81)
Separation cash payments (a)	—	22
Free cash flow	$72	$171

(a)
Separation cash payments associated with non-recurring separation activities are included in the 2013 free cash flow. Separation cash payments are excluded from free cash flow in 2012 and include capital expenditures associated with the Spin-off of $4 million.

2013 Outlook

The current global market conditions, particularly the economic conditions within Europe and the United States, have had a varied impact on the results of the Company during 2013. During the first half of the year, we were heavily impacted by the adverse economic environment in Europe, as well as overall difficult market conditions which inhibited our growth. We have seen the region stabilize during the third quarter with the exception of southern Europe, where we continue to experience year-over-year declines and expect ongoing weakness and uncertainty. In the United States, market uncertainty, combined with delays in government funding, have resulted in weaker performance in the industrial markets and delays in public utility projects. We expect the stabilization experienced in the third quarter to continue throughout the remainder of 2013. We are continuing to execute restructuring and realignment actions to reposition our European and North American business to optimize our cost structure and improve our operational efficiency and effectiveness. During the third quarter of 2013, we incurred $5 million and $7 million in restructuring and realignment costs, respectively. We expect to incur approximately $40 to $50 million in restructuring costs, and approximately $25 to $30 million in realignment costs for the full year. As a result of the restructuring actions in 2013, we continue to anticipate approximately $14 to $15 million of net savings to be realized during 2013. Additional strategic actions we are taking include investing in growth platforms and new product development, as well as drawing operating efficiencies through lean six sigma and global sourcing initiatives.

Additionally, we generate nearly two-thirds of our revenue outside the U.S., which is impacted by changes in foreign currency exchange rates, particularly the Euro, Swedish Krona, British Pound, Australian Dollar, Canadian Dollar, South African Rand, Polish Zloty, and Hungarian Forint. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ from expectations. In this uncertain economy, significant fluctuations in foreign exchange rates may continue.

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2013	2012	Change		2013	2012	Change
Revenue	$965	$931	3.7%		$2,804	$2,822	(0.6)%
Gross Profit	384	374	2.7%		1,089	1,120	(2.8)%
Gross Margin	39.8%	40.2%	(40)	bp	38.8%	39.7%	(90)	bp
Operating expenses excluding separation, restructuring and realignment costs and special charges (a)	254	255	(0.4)%		783	762	2.8%
Expense to revenue ratio	26.3%	27.4%	(110)	bp	27.9%	27.0%	90	bp
Separation costs (a)	—	4	NM*		—	15	NM*
Restructuring and realignment costs	12	4	200.0%		52	4	1,200.0%
Special charges	20	—	NM*		20	—	NM*
Total operating expenses	286	263	8.7%		855	781	9.5%
Operating Income	98	111	(11.7)%		234	339	(31.0)%
Operating Margin	10.2%	11.9%	(170)	bp	8.3%	12.0%	(370)	bp
Interest and other non-operating expense, net	15	11	36.4%		43	40	7.5%
Income tax expense	10	28	(64.3)%		31	75	(58.7)%
Tax rate	12.1%	27.8%	(1,580)	bp	16.4%	25.2%	(880)	bp
Net Income	$73	$72	1.4%		$160	$224	(28.6)%
(a) Separation costs of $1 million and $3 million for the three and nine months ended September 30, 2013, respectively, are included within the $254 million and $783 million of operating expenses.
* NM - Not meaningful percentage change
Revenue
Revenue generated during the three and nine months ended September 30, 2013 was $965 million and $2,804 million, respectively, reflecting an increase of $34 million or 3.7% and a decrease of $18 million or 0.6%, respectively, compared to the same prior year periods. On a constant currency basis, revenue increased 3.7% and declined 0.7% for the three and nine months ended September 30, 2013, respectively.

The following table illustrates the impact from organic growth, recent acquisitions and fluctuations in foreign currency in relation to revenue during the three and nine months ended September 30, 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	Change	% Change	Change	% Change
2012 Revenue	$931		$2,822
Organic growth	13	1.4%	(87)	(3.1)%
Acquisitions	21	2.3%	67	2.4%
Constant Currency	34	3.7%	(20)	(0.7)%
Foreign currency translation (a)	—	—%	2	0.1%
Total change in revenue	34	3.7%	(18)	(0.6)%
2013 Revenue	$965		$2,804

(a)	Foreign currency impact primarily due to fluctuations in the value of the Euro, British Pound, Swedish Krona, Australian Dollar, Canadian Dollar and South African Rand against the U.S. Dollar.

The following table summarizes revenue by segment:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2013	2012	As Reported Change	Constant Currency Change	2013	2012	As Reported Change	Constant Currency Change
Water Infrastructure	$619	$595	4.0%	4.7%	$1,766	$1,788	(1.2)%	(1.1)%
Applied Water	360	350	2.9%	1.7%	1,086	1,078	0.7%	(0.1)%
Eliminations	(14)	(14)			(48)	(44)
Total	$965	$931	3.7%	3.7%	$2,804	$2,822	(0.6)%	(0.7)%
Water Infrastructure
Water Infrastructure revenue increased $24 million, or 4.0% for the third quarter of 2013 (4.7% increase at constant currency) and decreased $22 million, or 1.2% for the nine months ended September 30, 2013 (1.1% decrease at constant currency) compared to the respective 2012 periods. The increase in the third quarter was primarily driven by $21 million from acquisitions and an increase in organic revenue due to higher volumes in Europe and strength in emerging markets partially offset by negative price realization. The decrease for the nine months ended September 30, 2013 was due to the weakness experienced in the transport and treatment applications, particularly in Europe during the first half of 2013, which was partially offset by contributions from acquisitions of $67 million.
Organic revenue increased $7 million or 1.2% during the quarter ended September 30, 2013 driven primarily from increased volumes in transport applications within northern and central Europe as strength, especially in the mining and construction business, reflected modest market recovery in the regions. Growth in transport applications was also bolstered by increases in the dewatering business of the United States from fracking activity, higher stock levels by distributors and continued benefits from efforts related to Superstorm Sandy. The increase in transport was partially offset by weakness in southern Europe and a decline in public utility large capital projects. Additionally, treatment negatively impacted organic growth as revenue decreased compared to 2012 predominately as a result of non-recurring large projects in Europe shipped in the prior year, lower demand for mixers used in Biogas applications due to the elimination of government incentives in certain European countries and continued project delays in the United States from government funding uncertainty. Strong performance in the emerging markets, particularly in China and Eastern Europe, also provided significant growth in both the transport and treatment applications.
Organic revenue decreased $86 million or 4.8% during the nine months ended September 30, 2013 substantially due to the lower volumes in the first six months of 2013. The organic revenue growth in the third quarter of 2013 was more than offset by the significant declines in the transport and treatment applications from weakness in the European market, shipment of large custom projects in the same period of 2012 and distributors maintaining lower stock levels. Additionally, test applications, which had flat organic growth in the third quarter of 2013, experienced lower revenue for the nine months ended September 30, 2013 from delays in orders and the government sequestration in the United States which more than offset incremental revenue from price increases, new products and cross-branding initiatives.
Applied Water
Applied Water revenue increased $10 million, or 2.9% for the third quarter of 2013 (1.7% increase at constant currency) and increased $8 million, or 0.7% for the nine months ended September 30, 2013 (0.1% decrease at constant currency) compared to the respective 2012 periods.
Organic revenue increased $6 million, or 1.7% for the third quarter of 2013 driven mostly by double-digit growth in emerging markets, with particular strength in China, with growth across most market applications. The developed markets were largely flat, led by increases in commercial building services in the United States from promotional programs and in northern Europe as well as growth in irrigation in the United States due to dry weather conditions and benefits from price realization. These increases were offset by reductions in residential building services and weakness in industrial water in the United States.
Organic revenue decreased $1 million, or 0.1% during the nine months ended September 30, 2013 as continued weakness in the European businesses through the first nine months, driven by southern Europe, was mostly offset by incremental price realization, strength in emerging markets across industrial water and commercial building services and modest growth in the United States. The slight increase in the United States was led by building services and irrigation, partially offset by declines in industrial water.
Orders / Backlog
Orders received during the third quarter of 2013 of $955 million increased by $73 million, or 8.3% over the third quarter of the prior year (8.4% increase at constant currency), including a benefit of $20 million from acquisitions. Orders received during the nine months ended September 30, 2013 of $2,926 million increased by $70 million from the prior year, or 2.5% (2.5% increase at constant currency), which includes a benefit of $71 million from acquisitions. Organic order growth increased 6.1% for the third quarter and was flat for the nine months ended September 30, 2013.
Water Infrastructure segment orders increased $53 million, or 9.4% to $617 million (9.9% increase at constant currency) for the quarter ended September 30, 2013 as compared to the prior year, including $20 million from acquisitions. Organic orders increased 6.4% during the third quarter principally due to the strength in the emerging markets and higher demand for treatment applications, particularly mixers and aeration equipment. The increase was also driven by the dewatering business from restocking by distributors and dry weather conditions in the prior year period as well as the recovery of market conditions within the Americas. For the nine months ended September 30, 2013 orders increased $46 million, or 2.5% to $1,865 million (2.7% increase at constant currency) as compared to the prior year. Organic orders decreased by 1.2% on a year-to-date basis, which is attributable to the lower volume and economic uncertainty in Europe during the first six months of 2013.
Applied Water segment orders increased $21 million, or 6.3% (5.7% increase at constant currency) and $25 million, or 2.3% (2.0% increase at constant currency) for the three and nine months ended September 30, 2013, respectively. Organic order volume increased for the three month period as a result of similar market dynamics impacting revenue across all regions as well as larger orders within the industrial water market which have longer lead times which did not ship during the quarter. For the nine months ended September 30, 2013, the increase in orders in the segment was due to strong performance in the commercial building services market in China as well as orders within the residential building services market in the United States during the first six months of 2013, partially offset by weakness in Southern Europe across all end markets.
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. Total backlog was $752 million at September 30, 2013, an increase of $62 million or 9.0% as compared to $690 million at September 30, 2012 and an increase of $105 million or 16.2% as compared to $647 million at December 31, 2012. We anticipate that approximately 62% of the backlog at September 30, 2013 will be recognized as revenue in the remainder of 2013.
Gross Margin
Gross margin declined to 39.8% from 40.2% for the three months ended September 30, 2013 from 2012 driven by negative price realization and geographic sales mix, partially mitigated by revenue volume increases. For the nine months ended September 30, 2013, gross margin decreased to 38.8% from 39.7% from the prior year, primarily due to the overall revenue volume declines, geographic sales mix and additional costs associated with recent acquisitions. These negative impacts were partially mitigated by benefits from restructuring savings and cost saving initiatives such as lean six sigma and global sourcing.
Operating Expenses
The following table presents operating expenses for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2013	2012	Change		2013	2012	Change
Selling, general and administrative expenses (SG&A)	$256	$231	10.8%		$744	$682	9.1%
SG&A as a % of revenue	26.5%	24.8%	170	bp	26.5%	24.2%	230	bp
Research and development expenses (R&D)	24	24	—%		78	80	(2.5)%
R&D as a % of revenue	2.5%	2.6%	(10)	bp	2.8%	2.8%	—	bp
Restructuring charges	5	4	25.0%		30	4	650.0%
Separation costs	1	4	(75.0)%		3	15	(80.0)%
Operating expenses	$286	$263	8.7%		$855	$781	9.5%
Expense to revenue ratio	29.6%	28.2%	140	bp	30.5%	27.7%	280	bp

Selling, General and Administrative Expenses

SG&A increased by $25 million to $256 million or 26.5% of revenue in the third quarter of 2013, as compared to $231 million or 24.8% of revenue in the third quarter of 2012; and increased by $62 million to $744 million or 26.5% of revenue in the nine months ended September 30, 2013, as compared to $682 million or 24.2% of revenue in 2012. The increase in SG&A expenses as a percentage of revenue is primarily due to an increase in realignment costs of $6 million and $21 million for the three and nine months ended September 30, 2013, respectively, incurred by the Company to reposition our European business in an effort to optimize our cost structure and improve our operational efficiency and effectiveness. Further impacting the increase were the combined impacts from the legal settlement with Xylem Group LLC and costs incurred for the change in our chief executive officer of $20 million. Acquisitions, increased pension costs and investments in growth platforms also impacted the increase.

Research and Development Expenses

R&D spending was flat at $24 million or 2.5% of revenue in the third quarter of 2013 as compared to $24 million or 2.6% of revenue in the comparable period of 2012; and decreased by $2 million to $78 million or 2.8% of revenue in the nine months ended September 30, 2013, as compared to $80 million or 2.8% of revenue in 2012. The decrease to R&D for the year-to-date period was reflective of timing of investments.
Restructuring Charges

During the three and nine months ended September 30, 2013, we recognized restructuring charges of $5 million and $30 million, respectively. We incurred these charges primarily in an effort to realign our organizational structure in Europe and North America to address declines in sales volumes and optimize our cost structure. The charges relate to the reduction in structural costs, including a decrease in headcount and consolidation of facilities within both our Water Infrastructure and Applied Water segments. During the three and nine months ended September 30, 2012, we recognized restructuring charges of $4 million in each period. These charges primarily relate to restructuring related severance payments for manufacturing reduction in force initiatives within our Water Infrastructure segment.

Total expected costs associated with actions that commenced during the nine months ended September 30, 2013 are approximately $26 million for Water Infrastructure and approximately $11 million for Applied Water. These costs primarily comprise severance charges. These actions are currently expected to continue through 2014. As a result of actions initiated during the nine months ended September 30, 2013, we estimate net savings of approximately $14 million in 2013 and annual future net savings beginning in 2014 of approximately $34 million.

We continue to expect to incur approximately $40 to $50 million in restructuring costs for the full year which contemplates additional actions beyond those discussed above. As a result of all of the actions taken and expected to be taken in 2013, we continue to anticipate approximately $14 to $15 million of total net savings to be realized during 2013, and annual future total net savings beginning in 2014 of $34 to $36 million.

Separation Costs

We incurred non-recurring separation costs as a result of the Spin-off as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2013	2012	2013	2012
Advisory fees and other	$—	$1	$—	$6
Rebranding and marketing costs	—	2	—	6
Information and technology costs	1	—	2	1
Employee retention and hiring costs	—	—	—	1
Lease termination and other real estate costs	—	—	1	—
Other	—	1	—	1
Total separation costs in operating income	1	4	3	15
Income tax (benefit) expense	(1)	(1)	(1)	(4)
Total separation costs, net of tax	$—	$3	$2	$11

Operating Income
We generated operating income of $98 million during the third quarter of 2013, a $13 million decrease compared to $111 million in the third quarter of 2012, and $234 million in the nine months ended September 30, 2013, a decrease of $105 million compared to $339 million in 2012. The following table illustrates operating income results for our business segments:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2013	2012	Change		2013	2012	Change
Water Infrastructure	$88	$85	3.5%		$171	$253	(32.4)%
Applied Water	40	43	(7.0)%		125	135	(7.4)%
Segment operating income	128	128	—%		296	388	(23.7)%
Corporate and other	(30)	(17)	76.5%		(62)	(49)	26.5%
Total operating income	$98	$111	(11.7)%		$234	$339	(31.0)%
Operating margin
Water Infrastructure	14.2%	14.3%	(10)	bp	9.7%	14.1%	(440)	bp
Applied Water	11.1%	12.3%	(120)	bp	11.5%	12.5%	(100)	bp
Total Xylem	10.2%	11.9%	(170)	bp	8.3%	12.0%	(370)	bp

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2013	2012	Change		2013	2012	Change
Water Infrastructure
Operating income	$88	$85	3.5%		$171	$253	(32.4)%
Separation costs	—	—	NM*		—	3	NM*
Restructuring and realignment costs	8	4	100.0%		40	4	900.0%
Adjusted operating income**	$96	$89	7.9%		$211	$260	(18.8)%
Adjusted operating margin**	15.5%	15.0%	50	bp	11.9%	14.5%	(260)	bp
Applied Water
Operating income	$40	$43	(7.0)%		$125	$135	(7.4)%
Separation costs	—	1	NM*		—	2	NM*
Restructuring and realignment costs	4	—	NM*		12	—	NM*
Adjusted operating income**	$44	$44	—%		$137	$137	—%
Adjusted operating margin**	12.2%	12.6%	(40)	bp	12.6%	12.7%	(10)	bp
Total Xylem
Operating income	$98	$111	(11.7)%		$234	$339	(31.0)%
Separation costs	—	4	NM*		—	15	NM*
Restructuring and realignment costs	12	5	140.0%		52	5	940.0%
Special charges	20	—	NM*		20	—	NM*
Adjusted operating income**	$130	$120	8.3%		$306	$359	(14.8)%
Adjusted operating margin**	13.5%	12.9%	60	bp	10.9%	12.7%	(180)	bp

* NM - Not meaningful percentage change
** Costs associated with non-recurring separation activities of $1 million and $3 million for the three and nine months ended September 30, 2013, respectively, are not excluded from adjusted operating income.

Water Infrastructure
Operating income for our Water Infrastructure segment increased $3 million or 3.5% (increased $7 million or 7.9% on an adjusted basis) for the quarter ended September 30, 2013 and decreased by $82 million or 32.4% (decreased $49 million or 18.8% on an adjusted basis) for the nine months ended September 30, 2013, compared with the same respective prior year periods. The increase for the three months ended September 30, 2013 is related to revenue volume increases, cost reduction initiatives and restructuring savings which were partially offset by cost inflation, including increased pension costs. The decrease for the nine months ended September 30, 2013 was driven by the year-to-date revenue volume decline, inflation costs, negative price realization, foreign exchange headwinds, increased pension costs and investments in growth platforms, specifically acquisitions and new product launches.
Applied Water
Operating income for our Applied Water segment decreased $3 million or 7.0% (flat on an adjusted basis) for the quarter ended September 30, 2013 compared with the prior year as the increase in revenue volume and benefits from cost reductions, price realization and restructuring savings were offset by inflation costs, including increased pension costs, and geographic sales mix. Operating income decreased for the segment by $10 million or 7.4% (flat on an adjusted basis) for the nine months ended September 30, 2013, compared with the same period for the prior year as lean initiatives and price realization offset inflation costs, including increased pension costs, lower revenue volume, and geographic sales mix.

Interest Expense
Interest expense was $14 million and $41 million for the respective three and nine months ended September 30, 2013 and 2012, primarily related to the interest on the $1.2 billion aggregate principal amount of senior notes issued in September 2011. See "Funding and Liquidity Strategy" for further details.
Income Tax Expense
The income tax provision for the three months ended September 30, 2013 was $10 million at an effective tax rate of 12.1%, compared to $28 million at an effective tax rate of 27.8% for the same period in 2012. The income tax provision for the nine months ended September 30, 2013 was $31 million at an effective tax rate of 16.4%, compared to $75 million at an effective tax rate of 25.2% for the same period in 2012. The decrease in the effective tax rate for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 was primarily due to mix of earnings, including the impact of realignment efforts, as well as certain costs incurred for the change in chief executive officer made during the third quarter of 2013. Additionally, there was a tax benefit from special charges incurred by the Company associated with the settlement of legal proceedings with Xylem Group LLC.
Liquidity and Capital Resources
The following table summarizes our sources and uses of cash:

	Nine Months Ended
	September 30,
(In millions)	2013	2012	Change
Operating activities	$163	$230	$(67)
Investing activities	(165)	(89)	(76)
Financing activities	(109)	(41)	(68)
Foreign exchange	1	6	(5)
Total	$(110)	$106	$(216)
Sources and Uses of Liquidity
Operating Activities
During the nine months ended September 30, 2013, net cash provided by operating activities declined by $67 million as compared to the prior year. The year-over-year decrease was driven by an increase in the use of working capital, due to accounts receivable primarily from longer collection times in Europe and increased inventories to support a higher backlog as well as to be able to support a higher mix of book and bill business. Additionally, revenue volume declines during the first half of 2013 reduced cash inflow from income. Payments made for restructuring and realignment activities in 2013 also contributed to the decline.

Investing Activities
Cash used in investing activities was $165 million for the first nine months of 2013 as compared to $89 million in the prior year due almost entirely to an increase in cash used for acquisitions of $69 million. Additionally, capital expenditures increased $10 million due primarily to information technology investments within both the Applied Water segment and Corporate as a result of system requirements subsequent to the Spin-off from ITT.
Financing Activities
Cash used in financing activities was $109 million for the first nine months of 2013 as compared to $41 million in the prior year, primarily driven by an increase in share repurchase activity of $40 million. Additionally, there was a decrease in proceeds from the exercise of stock options of $20 million and a $9 million, or 16%, increase in dividends paid to shareholders.
The 2013 share repurchase activity was impacted by $25 million of repurchases under a new share repurchase program approved on August 20, 2013 by the Board of Directors to repurchase up to $250 million in shares.
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
The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and lease-back transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods), including but not limited to: (i) failure to pay interest for 30 days, (ii) failure to pay principal when due, (iii) failure to perform any other covenant for 90 days after receipt of notice from the trustee or from holders of 25% of the outstanding principal amount and (iv) certain events of bankruptcy, insolvency or reorganization. We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. As of September 30, 2013, we were in compliance with all covenants. If a change of control triggering event occurs (as defined in the Senior Notes indenture), we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.

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
At our election, the interest rate per annum applicable to the competitive advances will be based on either (i) a Eurodollar rate determined by reference to LIBOR, plus an applicable margin offered by the lender making such loans and accepted by us or (ii) a fixed percentage rate per annum specified by the lender making such loans. At our election, the interest rate per annum applicable to the revolving loans will be based on either (i) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin or (ii) a fluctuating rate of interest determined by reference to the greatest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the U.S. Federal Funds effective rate plus half of 1% or (c) the Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, in each case, plus an applicable margin.
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of September 30, 2013, we were in compliance with all covenants. The Credit Facility also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

As of September 30, 2013 the Credit Facility remains undrawn.

Research and Development Facility Agreement

Effective December 14, 2012, we entered into a Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank ("EIB") in an aggregate principal amount of up to €120 million (approximately $163 million) to finance research projects and research infrastructures in the European Union. The Company's wholly owned subsidiary in Luxembourg, Xylem Holdings S.a.r.l., is the borrower under the R&D Facility Agreement. The funds are made available to finance research and development projects during the period of 2013 through 2016 at the Company's R&D facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.

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

In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of September 30, 2013, we were in compliance with all covenants. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

As of September 30, 2013, the R&D Facility Agreement remains undrawn.
Non-U.S. Operations
We generated approximately 63% and 62% of our revenue from non-U.S. operations for the three and nine months ended September 30, 2013, respectively, and 62% for both the three and nine months ended September 30, 2012. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of our review, it is determined that all or a portion of the funds may be needed for our operations in the United States, we may be required to accrue additional U.S. taxes. As of September 30, 2013, our foreign subsidiaries were holding $325 million in cash or marketable securities.

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
New Accounting Pronouncements
See Note 2, "Recently Issued Accounting Pronouncements," in the Notes to the condensed consolidated financial statements for a complete discussion of recent accounting pronouncements. There were no new pronouncements that we expect to have a material impact on our financial condition or results of operations in future periods.

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

PART II

ITEM 1.             LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings seek remedies relating to environmental matters, intellectual property matters, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. See Note 18 "Commitments and Contingencies" to the condensed consolidated financial statements for further information and any updates.

On October 4, 2013, the Company and Xylem Group LLC entered into a settlement agreement with respect to the proceedings in the U.S. District Court for the Northern District of Georgia originally commenced on October 26, 2011 regarding the Company’s use of the “XYLEM” mark. Pursuant to the settlement agreement, both parties released each other from all existing claims, and all claims have been dismissed by the U.S. District Court for the Northern District of Georgia with prejudice.

ITEM 1A.             RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2012 Annual Report.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended September 30, 2013:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
7/1/13 - 7/31/13	—	—	—	24.9
8/1/13 - 8/31/13	0.3	24.63	0.3	267.3
9/1/13 - 9/30/13	0.7	26.23	0.7	252.9

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 18, 2012, the Board of Directors authorized the repurchase of up to two million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares purchased under this program during the three months ended September 30, 2013 and there are 1.0 million shares (approximately $28 million) that may still be purchased under this plan.

On August 20, 2013, the Board of Directors authorized the repurchase of shares up to $250 million with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. During the three months ended September 30, 2013, 1.0 million shares were repurchased at an average price of $25.63 per share for a total cost of $25 million. There are up to $225 million in shares that may still be purchased under this plan.

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
(Registrant)

/s/ John P. Connolly
John P. Connolly
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
October 29, 2013

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

(3.1)	Second Amended and Restated Articles of Incorporation of Xylem Inc.	Filed herewith.

(3.2)	Amended and Restated By-laws of Xylem Inc.	Filed herewith.

(4.1)	Indenture, dated as of September 20, 2011, between Xylem Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.2 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Xylem Inc. 3.550% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

(4.3)	Form of Xylem Inc. 4.875% Senior Notes due 2021	Incorporated by reference to Exhibit 4.6 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

(10.1)	Letter agreement dated September 8, 2013 between Steven R. Loranger and Xylem Inc.	Filed herewith.

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

(101.0)
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
Submitted electronically with this Report.