Form 10-Q
period 2014-03-31
Xylem Inc.
filed 2014-04-29
CIK 1524472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of April 25, 2014, there were 183,777,788 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

For the three months ended March 31,	2014	2013
Revenue	$906	$879
Cost of revenue	564	545
Gross profit	342	334
Selling, general and administrative expenses	224	237
Research and development expenses	27	26
Restructuring charges	15	5
Operating income	76	66
Interest expense	14	13
Other non-operating (expense), net	(1)	(2)
Income before taxes	61	51
Income tax expense	12	10
Net income	$49	$41
Earnings per share:
Basic	$0.27	$0.22
Diluted	$0.27	$0.22
Weighted average number of shares:
Basic	184.5	185.8
Diluted	185.8	186.4
Dividends declared per share	$0.1280	$0.1164
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

For the three months ended March 31,	2014	2013
Net income	$49	$41
Other comprehensive income, before tax:
Foreign currency translation adjustment	(2)	(43)
Net change in cash flow hedges:
Unrealized losses	(1)	(2)
Amount of gain reclassified into net income	—	(1)
Net change in postretirement benefit plans:
Amortization of net actuarial loss	3	4
Other comprehensive loss, before tax	—	(42)
Income tax expense related to items of other comprehensive income	1	1
Other comprehensive loss, net of tax	(1)	(43)
Comprehensive income (loss)	$48	$(2)
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$466	$533
Receivables, less allowances for discounts and doubtful accounts of $25 and $31 in 2014 and 2013, respectively	803	817
Inventories, net	516	475
Prepaid and other current assets	166	143
Deferred income tax assets	40	41
Total current assets	1,991	2,009
Property, plant and equipment, net	476	488
Goodwill	1,719	1,718
Other intangible assets, net	480	488
Other non-current assets	221	193
Total assets	$4,887	$4,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$325	$332
Accrued and other current liabilities	488	479
Short-term borrowings and current maturities of long-term debt	44	42
Total current liabilities	857	853
Long-term debt	1,199	1,199
Accrued postretirement benefits	348	348
Deferred income tax liabilities	198	191
Other non-current accrued liabilities	56	64
Total liabilities	2,658	2,655
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 188.2 shares and 187.6 shares in 2014 and 2013, respectively	2	2
Capital in excess of par value	1,768	1,753
Retained earnings	430	405
Treasury stock – at cost 4.4 shares and 3.0 shares in 2014 and 2013, respectively	(137)	(86)
Accumulated other comprehensive income	166	167
Total stockholders’ equity	2,229	2,241
Total liabilities and stockholders’ equity	$4,887	$4,896

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the three months ended March 31,	2014	2013
Operating Activities
Net income	$49	$41
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23	25
Amortization	13	12
Share-based compensation	4	6
Restructuring charges	15	5
Other, net	4	—
Payments for restructuring	(9)	(4)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(5)	1
Changes in inventories	(42)	(29)
Changes in accounts payable	(2)	(8)
Other, net	(28)	(29)
Net Cash – Operating activities	22	20
Investing Activities
Capital expenditures	(25)	(30)
Acquisitions of businesses and assets, net of cash acquired	—	(78)
Proceeds from the sale of property, plant and equipment	1	3
Net Cash – Investing activities	(24)	(105)
Financing Activities
Issuance of short-term debt	2	—
Repurchase of common stock	(51)	(15)
Proceeds from exercise of employee stock options	11	—
Dividends paid	(24)	(22)
Excess tax benefit from share based compensation	1	—
Other, net	(1)	1
Net Cash – Financing activities	(62)	(36)
Effect of exchange rate changes on cash	(3)	(8)
Net change in cash and cash equivalents	(67)	(129)
Cash and cash equivalents at beginning of year	533	504
Cash and cash equivalents at end of period	$466	$375
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11	$11
Income taxes (net of refunds received)	$18	$27
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
The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Annual Report") in preparing these unaudited condensed consolidated financial statements, with the exception of accounting standard updates described in Note 2. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2013 Annual Report. Certain prior year amounts have been reclassified to conform to the current year presentation.
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

Note 2. Recently Issued Accounting Pronouncements

Pronouncements Not Yet Adopted
In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance related to the reporting of discontinued operations. The guidance states that the disposal of a business or operation is required to be reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. The guidance also expands disclosures about discontinued operations and the disposal of significant businesses that did not qualify for discontinued operations presentation. This standard is effective for disposals (or businesses that qualify as “held for sale”) that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. The impact of this guidance on our financial condition and results of operations will depend on the occurrence and the significance of disposal transactions that meet the criteria described above.

In January 2014, the FASB issued guidance related to service concession arrangements. A service concession arrangement is an arrangement between a public-sector entity grantor and an operating entity under which the operating entity operates the grantor's infrastructure (for example, airports, roads and bridges). The guidance states that service concession arrangements should not be accounted for under the guidance of Topic 840, Leases, but rather other guidance as deemed appropriate. This guidance is effective for fiscal years beginning on or after December 15, 2014. We are currently evaluating the impact of the guidance on our financial condition and results of operations.
Recently Adopted Pronouncements
In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit. The guidance requires that an unrecognized tax benefit or a portion of an unrecognized tax benefit, be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented in an entity's financial statements as a liability and should not be combined with a deferred tax asset. This guidance is effective for fiscal years beginning after December 15, 2013. The adoption of this guidance did not have a material impact on our financial condition or results of operations.

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

In February 2013, the FASB issued guidance related to the measurement and disclosure of obligations resulting from joint and several liability arrangements. The new guidance requires companies to measure obligations resulting from joint and several liability arrangements as the sum of (1) the amount the company agreed to pay on the basis of its arrangement among co-obligors and (2) any additional amount the company expects to pay on behalf of its co-obligors. Additionally, the new guidance requires the disclosure of a description of the joint and several arrangement and the total outstanding amount of the obligation for all joint parties. This guidance is effective for fiscal years beginning after December 15, 2013. The adoption of this guidance did not have a material impact on our financial condition or results of operations.

Note 3. Acquisitions

During the three months ended March 31, 2013, we spent $81 million ($78 million, net of cash acquired) on two acquisitions that were not material individually or in the aggregate to our results of operations or financial position.

Note 4. Restructuring Charges

During the three months ended March 31, 2014, we recognized restructuring charges of $15 million. We incurred these charges primarily in an effort to reposition our European and North American business to optimize our cost structure and improve our operational efficiency and effectiveness. The charges relate to the reduction in structural costs, including the elimination of headcount and consolidation of facilities within both our Water Infrastructure and Applied Water segments. During the three months ended March 31, 2013 we recognized restructuring charges of $5 million. These charges related to the reduction in structural costs, including the consolidation of facilities, within our Water Infrastructure segment.

The following table presents the components of restructuring expense for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
(in millions)	2014	2013
By component:
Severance and other charges	$15	$5
Reversal of restructuring accruals	—	—
Total restructuring charges	$15	$5

By segment:
Water Infrastructure	$10	$5
Applied Water	5	—
Corporate and other	—	—

The following table displays a rollforward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within accrued and other current liabilities, for the three months ended March 31, 2014 and 2013.

(in millions)	2014	2013
Restructuring accruals - January 1	$13	$9
Restructuring charges	15	5
Cash payments	(9)	(4)
Restructuring accruals - March 31	$19	$10

By segment:
Water Infrastructure	$14	$7
Applied Water	5	3
Corporate and other	—	—

The following is a rollforward of employee position eliminations associated with restructuring activities for the three months ended March 31, 2014 and 2013.

	2014	2013
Planned reductions - January 1	51	54
Additional planned reductions	170	99
Actual reductions	(109)	(52)
Planned reductions - March 31	112	101

Total expected costs associated with actions that commenced during the three months ended March 31, 2014 are approximately $10 million for Water Infrastructure and approximately $7 million for Applied Water. These costs primarily comprise severance charges. Related to these actions we incurred approximately $9 million for Water Infrastructure and approximately $5 million for Applied Water during the three months ended March 31, 2014. We currently expect these actions to continue through the third quarter of 2014.

Total expected costs associated with actions that commenced during 2013 are approximately $33 million for Water Infrastructure. Approximately $31 million of the expected cost was incurred in 2013, $1 million was incurred during the three months ended March 31, 2014, and $1 million is expected to be incurred through the end of 2014. Total expected costs associated with actions that commenced during 2013 are approximately $10 million for Applied Water. Approximately $8 million of the expected cost was incurred in 2013 and $2 million is expected to be incurred through the end of 2014.

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
The income tax provision for the three months ended March 31, 2014 was $12 million at an effective tax rate of 19.1%, compared to $10 million at an effective tax rate of 19.1% for the same period in 2013. The effective tax rate was lower than the statutory rate in each period primarily due to geographic mix of earnings.
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
The amount of unrecognized tax benefits at March 31, 2014 was $30 million which, if ultimately recognized, will reduce our annual effective tax rate. We do not believe that the unrecognized tax benefits will significantly change within the next twelve months.
We classify interest expense relating to unrecognized tax benefits as a component of other non-operating expense, net and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of March 31, 2014, we had $1 million of interest accrued for unrecognized tax benefits.

Note 6. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share.

	Three Months Ended
	March 31,
	2014	2013
Net income (in millions)	$49	$41
Shares (in thousands):
Weighted average common shares outstanding	184,505	185,573
Add: Participating securities (a)	42	234
Weighted average common shares outstanding — Basic	184,547	185,807
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	659	178
Dilutive effect of restricted stock	563	450
Weighted average common shares outstanding — Diluted	185,769	186,435
Basic earnings per share	$0.27	$0.22
Diluted earnings per share	$0.27	$0.22

(a)
Restricted stock awards containing rights to non-forfeitable dividends that participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

(b)
Incremental shares from stock options, restricted stock and performance share units are computed by the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock and performance share awards, reduced by the repurchase of shares with the proceeds from the assumed exercises, unrecognized compensation expense for outstanding awards and the estimated tax benefit of the assumed exercises. Performance share units will be included in the treasury stock calculation of diluted earnings per share upon achievement of underlying performance conditions. See Note 14, "Stock-Based Compensation Plans" for further detail on the performance share units.

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Stock options	2,746	4,130
Restricted stock	449	757
Performance shares	69	40

Note 7. Inventories

(in millions)	March 31, 2014	December 31, 2013
Finished goods	$212	$189
Work in process	35	31
Raw materials	269	255
Total inventories, net	$516	$475

Note 8. Property, Plant and Equipment

(in millions)	March 31, 2014	December 31, 2013
Land, buildings and improvements	$256	$263
Machinery and equipment	686	685
Equipment held for lease or rental	197	192
Furniture and fixtures	94	93
Construction work in progress	50	49
Other	22	22
Total property, plant and equipment, gross	1,305	1,304
Less accumulated depreciation	829	816
Total property, plant and equipment, net	$476	$488
Depreciation expense of $23 million and $25 million was recognized in the three months ended March 31, 2014 and 2013, respectively.

Note 9. Goodwill and Other Intangible Assets
Changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2014 are as follows:

(in millions)	Water Infrastructure	Applied Water	Total
Balance as of January 1, 2014	$1,149	$569	$1,718
Activity in 2014
Foreign currency and other	2	(1)	1
Balance as of March 31, 2014	$1,151	$568	$1,719
Based on the results of our latest annual impairment tests, we determined that no impairment of goodwill existed as of the measurement date in 2013. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	March 31, 2014			December 31, 2013
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$350	$(109)	$241	$352	$(104)	$248
Proprietary technology	109	(38)	71	109	(36)	73
Trademarks	35	(16)	19	35	(16)	19
Patents and other	23	(19)	4	20	(17)	3
Indefinite-lived intangibles	145	—	145	145	—	145
	$662	$(182)	$480	$661	$(173)	$488

Based on the results of our most recent annual impairment tests, we recorded a $2 million charge related to three trade names within our Water Infrastructure segment in the fourth quarter 2013. As of March 31, 2014, no events or circumstances have occurred that indicate an additional impairment has occurred. We will continue to monitor the indefinite-lived intangible assets on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

Amortization expense related to finite-lived intangible assets was $9 million for both the three months ended March 31, 2014 and 2013.

Note 10. Derivative Financial Instruments
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

Listed in the table below are the outstanding foreign currency derivatives that were used to hedge foreign exchange risks as of March 31, 2014.

(in millions; except number of instruments)
Foreign Currency Derivative	Number of Instruments	Total Notional Sold	Sell Notional Currency	Total Notional Purchased	Buy Notional Currency
Buy HUF/Sell EUR forward	8	8	Euro (EUR)	2,410	Hungarian Forint (HUF)
Buy PLN/ Sell EUR forward	16	19	Euro (EUR)	78	Polish Zloty (PLN)
Buy SEK/Sell EUR forward	8	100	Euro (EUR)	903	Swedish Krona (SEK)
Sell AUD/Buy EUR Forward	16	20	Australian Dollar (AUD)	13	Euro (EUR)
Sell AUD/Buy USD Forward	7	6	Australian Dollar (AUD)	6	United States Dollar (USD)
Sell GBP/Buy EUR forward	21	33	British Pound Sterling (GBP)	40	Euro (EUR)
Sell USD/Buy EUR Forward	36	105	United States Dollar (USD)	76	Euro (EUR)
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income.

	Three Months Ended
	March 31,
(in millions)	2014	2013
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain (loss) recognized in Other Comprehensive Income (a)	$(1)	$(2)
Amount of (gain) loss reclassified from Other Comprehensive Income into revenue (a)	(1)	(1)
Amount of (gain) loss reclassified from Other Comprehensive Income into cost of revenue (a)	1	—

(a)	Effective portion
As of March 31, 2014, $1 million of the net unrealized gains on cash flow hedges is expected to be reclassified into earnings in the next 12 months. The ineffective portion of the change in fair value of a cash flow hedge is excluded from effectiveness testing and is recognized immediately in selling, general and administrative expenses in the Condensed Consolidated Income Statements. For the three months ended March 31, 2014 and 2013, the amounts were not material.

The fair values of our foreign exchange contracts currently included in our hedging program were as follows:

(in millions)	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments
Assets
Other current assets	$1	$1
Liabilities
Other current liabilities	(1)	—

Note 11. Accrued and Other Current Liabilities

(in millions)	March 31, 2014	December 31, 2013
Compensation and other employee-benefits	$197	$215
Customer-related liabilities	60	63
Accrued warranty costs	34	36
Accrued taxes	70	45
Other accrued liabilities	127	120
Total accrued and other current liabilities	$488	$479

Note 12. Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

(in millions)	March 31, 2014	December 31, 2013
Short-term borrowings and current maturities of long-term debt	$44	$42

Long-term debt
3.550% Senior Notes due 2016 (a)	$600	$600
4.875% Senior Notes due 2021 (a)	600	600
Unamortized discount (b)	(1)	(1)
Long-term debt	$1,199	$1,199
Total debt	$1,243	$1,241

(a)
The fair value of our Senior Notes (as defined below) was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2016 (as defined below) was $633 million and $635 million as of March 31, 2014 and December 31, 2013, respectively. The fair value of our Senior Notes due 2021 (as defined below) was $639 million and $629 million as of March 31, 2014 and December 31, 2013, respectively.

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

The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and lease-back transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. As of March 31, 2014, we were in compliance with all covenants. If a change of control triggering event (as defined in the Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.
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
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of March 31, 2014, we were in compliance with all covenants. The Credit Facility also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

As of March 31, 2014, the Credit Facility remains undrawn.

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

In accordance with the terms of the R&D Facility Agreement, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of March 31, 2014, we were in compliance with all covenants. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

As of March 31, 2014, $39 million was outstanding under the R&D Facility Agreement. Although the borrowing term for this arrangement is for five years, we have classified it as short-term debt on our Condensed Consolidated Balance Sheet since we intend to repay this obligation in less than one year.

Note 13. Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost for our defined benefit pension plans, disaggregated by domestic and international plans.

	Three Months Ended
	March 31,
(in millions)	2014	2013
Domestic defined benefit pension plans:
Service cost	$—	$1
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Amortization of net actuarial loss	1	1
Net periodic benefit cost	$1	$2
International defined benefit pension plans:
Service cost	$4	$3
Interest cost	7	7
Expected return on plan assets	(8)	(8)
Amortization of net actuarial loss	2	3
Net periodic benefit cost	$5	$5
Total net periodic benefit cost	$6	$7

The total net periodic benefit cost for other postretirement employee benefit plans for the three months ended March 31, 2014 and 2013 was $1 million for both periods.
We contributed $11 million to postretirement benefit plans during both the three months ended March 31, 2014 and 2013. Additional contributions ranging between approximately $30 million and $40 million are expected during the remainder of 2014.

Note 14. Stock-Based Compensation Plans
Share-based compensation expense was $4 million and $6 million during the three months ended March 31, 2014 and 2013, respectively. The unamortized compensation expense related to our stock options, restricted stock and performance based shares was $8 million, $23 million and $3 million, respectively, at March 31, 2014 and is expected to be recognized over a weighted average period of 2.0, 2.1 and 2.5 years, respectively. The amount of cash received from the exercise of stock options was $11 million and less than $1 million for the three months ended March 31, 2014 and 2013, respectively.
On March 17, 2014, the Company named Patrick K. Decker as the new President and Chief Executive Officer of Xylem Inc. As part of Mr. Decker's employment agreement, he was awarded 165,584 stock options, 40,342 restricted stock and 40,342 performance-based shares. As the award is subject to shareholder approval of the Xylem Omnibus Incentive Plan at the annual meeting of shareholders in May 2014, all share and associated expense amounts are excluded from the activity in the first quarter of 2014.

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2014:

(shares in thousands)	Shares	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2014	3,504	$26.80	6.4
Granted	373	$38.76	10.0
Exercised	(386)	$27.82	2.8
Forfeited	(37)	$23.40	4.0
Outstanding at March 31, 2014	3,454	$28.01	7.0
Options exercisable at March 31, 2014	2,131	$26.98	6.0
Vested and expected to vest as of March 31, 2014	3,339	$27.81	6.9
The aggregate intrinsic value of the outstanding, exercisable and vested and expected to vest stock options as of March 31, 2014 was $20 million, $30 million and $29 million, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the three months ended March 31, 2014 was $4 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2014.

Dividend yield	1.32%
Volatility	28.80%
Risk-free interest rate	1.79%
Expected term (in years)	5.70
Weighted-average fair value / share	$9.99
Expected volatility is calculated based on a weighted analysis of historic and implied volatility measures for a set of peer companies and Xylem. We use historical data to estimate option exercise and employee termination behavior within the valuation model. Employee groups and option characteristics are considered separately for valuation purposes. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided above represents the weighted average of expected behavior for certain groups of employees who have historically exhibited different behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of option grant.

Restricted Stock Grants
The following is a summary of restricted stock activity for the three months ended March 31, 2014:

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2014	1,275	$27.67
Granted	286	$38.74
Vested	(182)	$32.06
Forfeited	(24)	$27.45
Outstanding at March 31, 2014	1,355	$29.45
Performance-Based Share Grants
The following is a summary of performance-based share grants for the three months ended March 31, 2014:

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2014	52	$27.49
Granted	43	$38.76
Vested	—	$—
Forfeited	—	$—
Outstanding at March 31, 2014	95	$32.54

Note 15. Capital Stock

On August 20, 2013, the Board of Directors authorized the repurchase of up to $250 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. During the three months ended March 31, 2014, we repurchased 1.3 million shares for $50 million under this program. There are up to $150 million in shares that may still be purchased under this plan as of March 31, 2014.
On August 18, 2012, the Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares repurchased under this program during the three months ended March 31, 2014. There were 0.5 million shares repurchased for $14 million under this program during the three months ended March 31, 2013. There are up to 1.0 million shares that may still be purchased under this plan as of March 31, 2014.
Aside from the aforementioned repurchase programs, we repurchased less than 0.1 million shares for $1 million during both the three months ended March 31, 2014 and 2013, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock.

Note 16. Accumulated Other Comprehensive Income (Loss)

The following table provides the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2014:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2014	$351	$(186)	$2	$167
Foreign currency translation adjustment	(2)	—	—	(2)
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	1	—	1
Selling, general and administrative expenses	—	2	—	2
Income tax expense on amortization of postretirement benefit plan items	—	(1)	—	(1)
Loss on foreign exchange agreements	—	—	(1)	(1)
Reclassification of gain on foreign exchange agreements into revenue	—	—	(1)	(1)
Reclassification of loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at March 31, 2014	$349	$(184)	$1	$166

Note 17. Commitments and Contingencies
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses, including acquisitions and divestitures, intellectual property matters, product liability and personal injury claims, employment and pension matters, government and commercial contract disputes.
We are currently involved in litigation relation to a purchase price dispute with the minority shareholders arising from one of our historical acquisitions. The court recently announced its decision to increase the purchase price to be paid to such minority shareholders, and both sides are appealing that decision.
From time to time claims may be asserted against Xylem alleging injury caused by any of our products resulting from asbestos exposure. We believe there are numerous legal defenses available for such claims and would defend ourselves vigorously. Pursuant to the Distribution Agreement ("Distribution Agreement") dated October 25, 2011 among ITT Corporation ("ITT" or "former parent"), Exelis Inc. and Xylem, the former parent has an obligation to indemnify, defend and hold Xylem harmless for asbestos product liability matters, including settlements, judgments, and legal defense costs associated with all pending and future claims that may arise from past sales of the former parent’s legacy products. We believe the former parent remains a substantial entity with sufficient financial resources to honor its obligations to us.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations or financial condition. We have estimated and accrued $17 million as of both March 31, 2014 and December 31, 2013 for these general legal matters.

Indemnifications
As part of our 2011 Spin-off from our former parent, Exelis Inc., ITT and Xylem will indemnify, defend and hold harmless each of the other parties with respect to such parties’ assumed or retained liabilities under the Distribution Agreement and breaches of the Distribution Agreement or related spin agreements. The former parent’s indemnification obligations include asserted and unasserted asbestos and silica liability claims that relate to the presence or alleged presence of asbestos or silica in products manufactured, repaired or sold prior to October 31, 2011, the Distribution Date, subject to limited exceptions with respect to certain employee claims, or in the structure or material of any building or facility, subject to exceptions with respect to employee claims relating to Xylem buildings or facilities. The indemnification associated with pending and future asbestos claims does not expire. Xylem has not recorded a liability for material matters for which we expect to be indemnified by the former parent or Exelis Inc. through the Distribution Agreement and we are not aware of any claims or other circumstances that would give rise to material payments from us under such indemnifications.

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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $7 million and $8 million as of March 31, 2014 and December 31, 2013 for environmental matters, respectively.
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
Our estimate of reasonably possible losses in excess of amounts accrued for environmental and legal matters was approximately $29 million and $26 million as of March 31, 2014 and December 31, 2013, respectively.

Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. The table below provides the changes in our product warranty accrual.

(in millions)	2014	2013
Warranty accrual – January 1	$37	$40
Net changes for product warranties in the period	5	8
Settlement of warranty claims	(8)	(8)
Warranty accrual – March 31	$34	$40

Note 18. Segment Information
Our business is organized into two segments: Water Infrastructure and Applied Water. The Water Infrastructure segment, comprising our Water Solutions and Analytics operating units, focuses on the transportation, treatment and testing of water, offering a range of products including water and wastewater pumps, treatment and testing equipment, and controls and systems. The Applied Water segment, comprising our Residential & Commercial Water and Flow Control operating units, encompasses the uses of water and focuses on the residential, commercial, industrial and agricultural markets offering a wide range of products, including pumps, valves and heat exchangers. Corporate and other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as environmental matters that are managed at a corporate level and are not included in the business segments in evaluating performance or allocating resources.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2013 Annual Report). The following tables contain financial information for each reportable segment.

	Three Months Ended
	March 31,
(in millions)	2014	2013
Revenue:
Water Infrastructure	$568	$551
Applied Water	355	345
Eliminations	(17)	(17)
Total	$906	$879
Operating Income:
Water Infrastructure	$46	$42
Applied Water	41	40
Corporate and other	(11)	(16)
Total	$76	$66
Depreciation and Amortization:
Water Infrastructure	$27	$28
Applied Water	7	8
Corporate and other	2	1
Total	$36	$37
Capital Expenditures:
Water Infrastructure	$14	$18
Applied Water	8	11
Corporate and other	3	1
Total	$25	$30

The following table contains the total assets for each reportable segment.

	Total Assets
(in millions)	March 31, 2014	December 31, 2013
Water Infrastructure	$2,986	$2,989
Applied Water	1,379	1,340
Corporate and other (a)	522	567
Total	$4,887	$4,896

(a)
Corporate and other consists of items pertaining to our corporate headquarters function, which principally consist of cash, deferred tax assets, pension assets and certain property, plant and equipment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, included elsewhere in this report on Form 10-Q (this "Report"). Except as otherwise indicated or unless the context otherwise requires, "Xylem," "we," "us," "our" and the "Company" refer to Xylem Inc. and its subsidiaries. References in the condensed consolidated financial statements to "ITT" or the "former parent" refer to ITT Corporation and its consolidated subsidiaries (other than Xylem Inc.).
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
Caution should be taken not to place undue reliance on any such forward-looking statements because they involve risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Annual Report") and with subsequent filings we make with the Securities and Exchange Commission.
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

•
Water Infrastructure serves the water infrastructure sector with pump systems that transport water from aquifers, lakes, rivers and seas; with filtration, ultraviolet and ozone systems that provide treatment, making the water fit to use; and pumping solutions that move the wastewater to treatment facilities where our mixers, biological treatment, monitoring, and control systems provide the primary functions in the treatment process. We provide analytical instrumentation used to measure water quality, flow, and level in wastewater, surface water, and coastal environments. In the Water Infrastructure segment, we provide the majority of our sales direct to customers with strong application expertise, while the remaining amount was through distribution partners.

•
Applied Water serves the usage applications sector with water pressure boosting systems for heating, ventilation and air conditioning and for fire protection systems to the residential and commercial building services markets. In addition, our pumps, heat exchangers, valves and controls provide cooling to power plants and manufacturing facilities, as well as circulation for food and beverage processing. We also provide boosting systems for farming irrigation, pumps for dairy operations, and rainwater reuse systems for small scale crop and turf irrigation. In the Applied Water segment, we provide the majority of our sales through long-standing relationships with the world’s leading distributors, with the remainder going direct to customers.

Executive Summary
Xylem reported revenue for the first quarter of 2014 of $906 million, an increase of 3.1% compared to $879 million during the first quarter of 2013. Revenue increased 3.5% on a constant currency basis, driven by organic revenue growth across most end markets and strength in emerging markets, particularly in Greater Asia, China and India. The 2013 acquisitions within our Water Infrastructure segment contributed $5 million of incremental revenue for the first quarter 2014. Operating income for the first quarter of 2014 was $76 million, reflecting an increase of $10 million or 15.2% compared to $66 million in the first quarter of 2013 primarily due to savings from lean six sigma activities, restructuring actions initiated in 2013 and global sourcing initiatives combined with sales volume increases that more than offset headwinds from cost inflation, foreign exchange and sales mix. Additionally, during the first quarter of 2014, we recorded $18 million of restructuring and realignment costs (as compared to $12 million in the prior year first quarter) to improve the overall cost base of the business.

Additional financial highlights for the quarter ended March 31, 2014 include the following:

•	Orders of $993 million, or 3.2% growth from $962 million in the first quarter of the prior year

•	Earnings per share of $0.27, up 22.7% from prior year ($0.34 on an adjusted basis, up 25.9%)

•	Cash flow from operating activities of $22 million for the three months ended March 31, 2014
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

•
"adjusted net income" and "adjusted earnings per share" defined as net income and earnings per share, respectively, adjusted to exclude non-recurring restructuring and realignment costs, and tax-related special items. A reconciliation of adjusted net income is provided below.

	Three Months Ended
	March 31,
(In millions, except for per share data)	2014	2013
Net income	$49	$41
Restructuring and realignment, net of tax	15	9
Tax-related special items	(1)	—
Adjusted net income	$63	$50
Weighted average number of shares - Diluted	185.8	186.4
Adjusted earnings per share	$0.34	$0.27

•	"operating expenses excluding restructuring and realignment costs" defined as operating expenses, adjusted to exclude restructuring and realignment costs.

•
"adjusted segment operating income" defined as segment operating income, adjusted to exclude restructuring and realignment costs, and "adjusted segment operating margin" defined as adjusted segment operating income divided by total segment revenue.

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

	Three Months Ended
	March 31,
(In millions)	2014	2013
Net cash provided by operating activities	$22	$20
Capital expenditures	(25)	(30)
Free cash flow	$(3)	$(10)

2014 Outlook

In 2014, we continue to expect a slow recovery in the United States industrial markets combined with modest improvement in performance in our European industrial end markets. Globally, while our industrial markets are improving in production and capital outlay, continued weak performance in mining is expected. We expect public utilities to grow at a modest level in the remainder of 2014, with strength driven by operations and maintenance spending, partially offset by continued weakness in capital expenditure spending by our customers. We expect modest revenue growth in commercial building applications, driven by product launches later this year, but partially offset by a slow-to-recover U.S. institutional building sector. We also expect revenue growth from residential building applications to moderate over the balance of the year. In general, we expect a slow recovery in most of the developed country end markets and modestly higher levels of growth in emerging markets. We are continuing to execute restructuring and realignment actions to reposition our European and North American business to optimize our cost structure and improve our operational efficiency and effectiveness. In 2014, we continue to expect to incur approximately $30 to $35 million in restructuring costs, and approximately $10 to $15 million in realignment costs. We expect to realize $25 million of incremental net savings in 2014 from restructuring actions initiated in 2013, and an additional $15 million of net savings from our 2014 actions. Additional strategic actions we have undertaken include investing in a customer relationship management system, growth platforms and new product development, as well as executing operating efficiencies through lean six sigma and global sourcing initiatives. We also will continue to focus on the Xylem Management System which integrates our key business processes.

Results of Operations

	Three Months Ended
	March 31,
(In millions)	2014	2013	Change
Revenue	$906	$879	3.1%
Gross Profit	342	334	2.4%
Gross Margin	37.7%	38.0%	(30)	bp
Operating expenses excluding restructuring and realignment costs	248	256	(3.1)%
Expense to revenue ratio	27.4%	29.1%	(170)	bp
Restructuring and realignment costs	18	12	50.0%
Total operating expenses	266	268	(0.7)%
Operating Income	76	66	15.2%
Operating Margin	8.4%	7.5%	90	bp
Interest and other non-operating expense, net	15	15	—%
Income tax expense	12	10	20.0%
Tax rate	19.1%	19.1%	—	bp
Net Income	$49	$41	19.5%
Revenue
Revenue generated during the three months ended March 31, 2014 was $906 million reflecting an increase of $27 million or 3.1% compared to the same period in 2013. On a constant currency basis, revenue increased 3.5% for the three months ended March 31, 2014.

The following table illustrates the impact from organic growth, recent acquisitions and fluctuations in foreign currency in relation to revenue during the three months ended March 31, 2014:

	Three Months Ended
	March 31,
(In millions)	Change	% Change
2013 Revenue	$879
Organic growth	26	3.0%
Acquisitions	5	0.5%
Constant Currency	31	3.5%
Foreign currency translation (a)	(4)	(0.4)%
Total change in revenue	27	3.1%
2014 Revenue	$906

(a)	Foreign currency impact primarily due to fluctuations in the value of the Euro, British Pound, Australian Dollar, Canadian Dollar and South African Rand against the U.S. Dollar.

The following table summarizes revenue by segment:

	Three Months Ended
	March 31,
(In millions)	2014	2013	As Reported Change	Constant Currency Change
Water Infrastructure	$568	$551	3.1%	4.5%
Applied Water	355	345	2.9%	1.7%
Eliminations	(17)	(17)
Total	$906	$879	3.1%	3.5%
Water Infrastructure
Water Infrastructure revenue increased $17 million, or 3.1% for the first quarter of 2014 (4.5% increase at constant currency) compared to the first quarter of 2013. The increase was primarily driven by organic growth of $20 million or 3.6% due to both the public utility and industrial water end markets as well as $5 million from acquisitions.
From an application perspective, revenue from transport applications grew, driven by large custom pump sales and execution of water and wastewater projects, particularly in Greater Asia and China, combined with solid revenue from new products and from aftermarket and services. Revenue from treatment applications increased, specifically in mixer and filtration products due to higher demand and timing of projects, respectively. Treatment experienced strength in Europe which was partially offset by negative market conditions in the United States from slow public utility capital expenditure spending. Revenue from test applications grew primarily from increases in emerging markets, particularly from large projects in Latin America and the Middle East. The growth in these applications was partially mitigated by declines in the dewatering business in the United States caused by the extreme winter weather conditions during the first two months of the quarter significantly inhibiting rental revenue and delaying construction projects. Further, the decline in dewatering was also due to lapping of a strong first quarter in 2013 from Superstorm Sandy and the lack of storm activity in the current year which was only partially offset by the sale of rental equipment to customers.

Applied Water
Applied Water revenue increased $10 million, or 2.9% for the first quarter of 2014 (1.7% increase at constant currency) compared to 2013. The increase was due to organic growth of $6 million, or 1.7% led by strength in the residential and irrigation end markets.
From an application perspective, the increase in revenue was driven mostly by the frigid weather conditions in the northeast and midwest regions of the United States causing increased demand for HVAC units and circulator pumps within the residential building services market. Continued drought conditions in the western United States resulted in strength in irrigation pumping systems. Additionally, industrial projects and strength in the residential building service markets augmented growth in emerging markets, with particular strength in China and the Middle East. These increases were offset by soft market conditions in Europe.
Orders / Backlog
Orders received during the first quarter of 2014 of $993 million increased by $31 million, or 3.2% over the first quarter of the prior year (3.5% increase at constant currency), including a benefit of $7 million from acquisitions. Organic order growth increased 2.8% for the first quarter.
Water Infrastructure segment orders increased $18 million, or 3.0% to $619 million (4.3% increase at constant currency) for the quarter as compared to the prior year, including $7 million from acquisitions. Organic orders increased 3.2% during the first quarter principally due to higher industrial demand within transport for wastewater pumps and large custom pumps. Growth was also driven by test applications resulting from modest expansion in government spending in the United States and strength in the European markets. Further, the increase was also driven by the dewatering business from an increase in equipment sales activity as well as an uptick in aftermarket and services, and hydraulic fracturing orders.
Applied Water segment orders increased $16 million, or 4.2% (2.4% increase at constant currency) for the first quarter of 2014. Organic order volume increased 2.4% as a result of similar market dynamics impacting revenue as well as strength from Europe and increases in China resulting from execution against our key account growth strategy in the region.
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. Total backlog was $793 million at March 31, 2014, an increase of $70 million or 9.7% as compared to $723 million at March 31, 2013 and an increase of $86 million or 12.2% as compared to $707 million at December 31, 2013. We anticipate that approximately 86% of the backlog at March 31, 2014 will be recognized as revenue in the remainder of 2014.
Gross Margin
Gross margin declined to 37.7% from 38.0% for the first quarter of March 31, 2014 as compared to 2013 predominately as a result of lower margin sales in the Water Infrastructure segment caused by lower year-over-year dewatering rental revenue. Another contributing factor to the decline was the geographic sales mix caused by the increased sales to emerging markets. The declines were partially mitigated by overall sales volume increases across both segments and from benefits realized from restructuring savings and cost saving initiatives through lean six sigma and global sourcing.

Operating Expenses
The following table presents operating expenses for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
(In millions)	2014	2013	Change
Selling, general and administrative expenses (SG&A)	$224	$237	(5.5)%
SG&A as a % of revenue	24.7%	27.0%	(230)	bp
Research and development expenses (R&D)	27	26	3.8%
R&D as a % of revenue	3.0%	3.0%	—	bp
Restructuring charges	15	5	200.0%
Operating expenses	$266	$268	(0.7)%
Expense to revenue ratio	29.4%	30.5%	(110)	bp

Selling, General and Administrative Expenses

SG&A decreased by $13 million to $224 million or 24.7% of revenue in the first quarter of 2014, as compared to $237 million or 27.0% of revenue in 2013. The decrease in SG&A expenses as a percentage of revenue is primarily due to carryover benefits from restructuring actions initiated in 2013 combined with cost saving initiatives from lean six sigma, as well as increased sales volume.

Research and Development Expenses

R&D spending slightly increased to $27 million or 3.0% of revenue in the first quarter of 2014 as compared to $26 million or 3.0% of revenue in the comparable period of 2013. The increase in R&D was reflective of investments in new product development in the current year.
Restructuring Charges

During the three months ended March 31, 2014, we recognized restructuring charges of $15 million. We incurred these charges primarily in an effort to reposition our European and North American business to optimize our cost structure and improve our operational efficiency and effectiveness. The charges relate to the reduction in structural costs, including a decrease in headcount and consolidation of facilities within both our Water Infrastructure and Applied Water segments. Included in these charges is $1 million related to actions commenced in 2013. During the three months ended March 31, 2013 we recognized restructuring charges of $5 million. These charges related to the reduction in structural costs, including the consolidation of facilities, within our Water Infrastructure segment.

Total expected costs associated with actions that commenced during the first quarter of 2014 are approximately $10 million for Water Infrastructure and approximately $7 million for Applied Water. These costs primarily comprise severance charges. Related to these actions we incurred approximately $9 million for Water Infrastructure and approximately $5 million for Applied Water during the three months ended March 31, 2014. These actions are currently expected to continue through the third quarter of 2014. As a result of actions initiated during the first quarter of 2014, we estimate net savings of approximately $10 million in 2014 and annual future net savings beginning in 2015 of approximately $18 million.

We expect to incur approximately $30 to $35 million in restructuring costs for the full year which contemplates additional actions beyond those discussed above. As a result of all of the actions taken and expected to be taken in 2014, we anticipate approximately $15 million of total net savings to be realized during 2014.

Operating Income
We generated operating income of $76 million during the first quarter of 2014, a $10 million increase compared to $66 million in 2013. The following table illustrates operating income results for our business segments:

	Three Months Ended
	March 31,
(In millions)	2014	2013	Change
Water Infrastructure	$46	$42	9.5%
Applied Water	41	40	2.5%
Segment operating income	87	82	6.1%
Corporate and other	(11)	(16)	(31.3)%
Total operating income	$76	$66	15.2%
Operating margin
Water Infrastructure	8.1%	7.6%	50	bp
Applied Water	11.5%	11.6%	(10)	bp
Total Xylem	8.4%	7.5%	90	bp

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended
	March 31,
(In millions)	2014	2013	Change
Water Infrastructure
Operating income	$46	$42	9.5%
Restructuring and realignment costs	12	10	20.0%
Adjusted operating income	$58	$52	11.5%
Adjusted operating margin	10.2%	9.4%	80	bp
Applied Water
Operating income	$41	$40	2.5%
Restructuring and realignment costs	6	2	200.0%
Adjusted operating income	$47	$42	11.9%
Adjusted operating margin	13.2%	12.2%	100	bp
Total Xylem
Operating income	$76	$66	15.2%
Restructuring and realignment costs	18	12	50.0%
Adjusted operating income	$94	$78	20.5%
Adjusted operating margin	10.4%	8.9%	150	bp

Water Infrastructure
Operating income for our Water Infrastructure segment increased $4 million or 9.5% (increased $6 million or 11.5% on an adjusted basis) for the first quarter of 2014 compared with the prior year. The increase was primarily related to savings from restructuring, lean six sigma and global sourcing initiatives combined with sales volume increases to more than offset headwinds from cost inflation, foreign exchange and sales mix.
Applied Water
Operating income for our Applied Water segment increased $1 million or 2.5% (increased $5 million or 11.9% on an adjusted basis) for the first quarter of 2014 compared with the prior year. The increase was driven by global sourcing and lean six sigma initiatives and restructuring savings as well as positive price realization which were partially offset by cost inflation.

Interest Expense
Interest expense was $14 million and $13 million for the respective three months ended March 31, 2014 and 2013, primarily related to the interest on the $1.2 billion long-term debt issued in September 2011 and interest on the R&D facility agreement. See "Funding and Liquidity Strategy" for further details.
Income Tax Expense
The income tax provision for the first quarter of 2014 was $12 million at an effective tax rate of 19.1%, compared to $10 million at an effective tax rate of 19.1% for 2013. The effective tax rate was lower than the statutory rate in each period primarily due to geographic mix of earnings.
Other Comprehensive Income/(Loss)
Other comprehensive loss of $1 million for the first quarter of 2014 compared to a loss of $43 million in the prior year, an improvement of $42 million. The increase was driven almost entirely by the decrease in unfavorable foreign currency translation impact in 2014 as compared to 2013, primarily due to movements in the EURO against the US Dollar, which had a large unfavorable impact in the first quarter of 2013 but minimal impact in the current quarter.
Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Three Months Ended
	March 31,
(In millions)	2014	2013	Change
Operating activities	$22	$20	$2
Investing activities	(24)	(105)	81
Financing activities	(62)	(36)	(26)
Foreign exchange	(3)	(8)	5
Total	$(67)	$(129)	$62

Sources and Uses of Liquidity
Operating Activities
During the first quarter of 2014, net cash provided by operating activities increased by $2 million as compared to the prior year. The year-over-year increase was primarily driven by increased cash inflow from income. The increase was partially offset by an increase in the use of working capital, due to increased inventories to support a higher backlog and increased accounts receivable primarily from higher sales volume in the last month of the quarter, as well as an increase in restructuring payments.
Investing Activities
Cash used in investing activities was $24 million for the first quarter of 2014 as compared to $105 million in the prior year due almost entirely to the cash used in 2013 for acquisitions of $78 million. Additionally, capital expenditures decreased $5 million due to prior year information technology investments which did not recur, partially offset by increases related to the new corporate headquarters facility.
Financing Activities
Cash used in financing activities was $62 million for the first quarter of 2014 as compared to $36 million in the prior year, primarily driven by an increase in share repurchase activity of $36 million under the share repurchase plan announced in 2013 as well as an increase of $2 million, or 10% increase per share in dividends paid to shareholders. The cash used was partially offset by an increase in proceeds from the exercise of stock options of $11 million.
Funding and Liquidity Strategy
Our ability to fund our capital needs depends on our ongoing ability to generate cash from operations, and access to bank financing and the capital markets. Historically, we have generated operating cash flow sufficient to fund our primary cash needs centered on operating activities, working capital, capital expenditures, and strategic investments. If our cash flows from operations are less than we expect, we may need to incur debt or issue equity. From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. There can be no assurance that such financing will be available to us on acceptable terms or that such financing will be available at all.
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

The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and lease-back transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. As of March 31, 2014, we were in compliance with all covenants. If a change of control triggering event (as defined in the Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior

Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.

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
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of March 31, 2014, we were in compliance with all covenants. The Credit Facility also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

As of March 31, 2014 the Credit Facility remains undrawn.

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

In accordance with the terms of the R&D Facility Agreement, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of March 31, 2014, we were in compliance with all covenants. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

As of March 31, 2014, $39 million was outstanding under the R&D Facility Agreement. Although the borrowing term for this arrangement is for five years, we have classified it as short-term debt on our Condensed Consolidated Balance Sheet since we intend to repay this obligation in less than one year.
Non-U.S. Operations
We generated approximately 63% and 62% of our revenue from non-U.S. operations for the three months ended March 31, 2014 and 2013, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of our review, it is determined that all or a portion of the funds may be needed for our operations in the United States, we may be required to accrue additional U.S. taxes. As of March 31, 2014, our foreign subsidiaries were holding $331 million in cash or marketable securities.
Critical Accounting Estimates
Our discussion and analysis of our results of operations and capital resources are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2013 Annual Report describes the critical accounting estimates used in preparation of the condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the information concerning our critical accounting estimates as stated in our 2013 Annual Report.
New Accounting Pronouncements
See Note 2, "Recently Issued Accounting Pronouncements," in the Notes to the condensed consolidated financial statements for a complete discussion of recent accounting pronouncements. We are currently evaluating the impact of certain recently issued guidance on our financial condition and results of operations in future periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2013 Annual Report.

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

ITEM 1A.             RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2013 Annual Report.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended March 31, 2014:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
1/1/14 - 1/31/14	—	—	—	235.0
2/1/14 - 2/28/14	—	—	—	241.3
3/1/14 - 3/31/14	1.3	37.95	1.3	188.2

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 18, 2012, the Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares purchased under this program during the three months ended March 31, 2014 and there are approximately 1.0 million shares (approximately $38 million) that may still be purchased under this plan.

On August 20, 2013, the Board of Directors authorized the repurchase of shares up to $250 million with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. During the three months ended March 31, 2014, 1.3 million shares were repurchased at an average price of $37.95 per share for a total cost of $50 million. There are up to $150 million in shares that may still be purchased under this plan.

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
(Registrant)

/s/ John P. Connolly
John P. Connolly
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
April 29, 2014

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

(3.1)	Second Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 10-Q filed on October 29, 2013 (CIK No. 131190969, File No. 1-35229).

(3.2)	Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 10-Q filed on October 29, 2013 (CIK No. 131190969, File No. 1-35229).

(4.1)	Indenture, dated as of September 20, 2011, between Xylem Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.2 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Xylem Inc. 3.550% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

(4.3)	Form of Xylem Inc. 4.875% Senior Notes due 2021	Incorporated by reference to Exhibit 4.6 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

(10.1)	Letter Agreement between Xylem Inc. and Patrick K. Decker	Filed herewith.

(11)	Statement Re-Computation of Per Share Earnings
Information required to be presented in Exhibit 11 is provided under “Earnings Per Share” in Note 6 to the Condensed Consolidated Financial Statements in Part I, Item 1 “Condensed Consolidated Financial Statements” of this Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

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

(101.0)
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
Submitted electronically with this Report.