Form 10-Q
period 2014-06-30
Xylem Inc.
filed 2014-07-29
CIK 1524472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of July 25, 2014, there were 182,681,042 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Six Months
For the period ended June 30,	2014	2013	2014	2013
Revenue	$1,005	$960	$1,911	$1,839
Cost of revenue	617	589	1,181	1,134
Gross profit	388	371	730	705
Selling, general and administrative expenses	242	253	466	490
Research and development expenses	27	28	54	54
Restructuring charges	3	20	18	25
Operating income	116	70	192	136
Interest expense	13	14	27	27
Other non-operating income (expense), net	1	1	—	(1)
Income before taxes	104	57	165	108
Income tax expense	18	11	30	21
Net income	$86	$46	$135	$87
Earnings per share:
Basic	$0.47	$0.25	$0.74	$0.47
Diluted	$0.47	$0.25	$0.73	$0.47
Weighted average number of shares:
Basic	183.4	185.4	184.0	185.6
Diluted	184.5	186.1	185.1	186.3
Dividends declared per share	$0.1280	$0.1164	$0.2560	$0.2328
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Six Months
For the period ended June 30,	2014	2013	2014	2013
Net income	$86	$46	$135	$87
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	3	(21)	1	(64)
Net change in cash flow hedges:
Unrealized losses	(7)	—	(8)	(2)
Amount of gain reclassified into net income	(1)	—	(1)	(1)
Net change in postretirement benefit plans:
Net loss	(7)	—	(7)	—
Amortization of net actuarial loss into net income	3	5	6	9
Other comprehensive loss, before tax	(9)	(16)	(9)	(58)
Income tax (benefit) expense related to items of other comprehensive income (loss)	(1)	1	—	2
Other comprehensive income (loss), net of tax	(8)	(17)	(9)	(60)
Comprehensive income	$78	$29	$126	$27
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$450	$533
Receivables, less allowances for discounts and doubtful accounts of $28 and $31 in 2014 and 2013, respectively	830	817
Inventories, net	527	475
Prepaid and other current assets	172	143
Deferred income tax assets	37	41
Total current assets	2,016	2,009
Property, plant and equipment, net	469	488
Goodwill	1,719	1,718
Other intangible assets, net	471	488
Other non-current assets	225	193
Total assets	$4,900	$4,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$328	$332
Accrued and other current liabilities	475	479
Short-term borrowings and current maturities of long-term debt	43	42
Total current liabilities	846	853
Long-term debt	1,199	1,199
Accrued postretirement benefits	342	348
Deferred income tax liabilities	195	191
Other non-current accrued liabilities	73	64
Total liabilities	2,655	2,655
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 188.4 shares and 187.6 shares in 2014 and 2013, respectively	2	2
Capital in excess of par value	1,779	1,753
Retained earnings	493	405
Treasury stock – at cost 5.7 shares and 3.0 shares in 2014 and 2013, respectively	(187)	(86)
Accumulated other comprehensive income	158	167
Total stockholders’ equity	2,245	2,241
Total liabilities and stockholders’ equity	$4,900	$4,896

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the six months ended June 30,	2014	2013
Operating Activities
Net income	$135	$87
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47	49
Amortization	25	25
Share-based compensation	9	12
Restructuring charges	18	25
Other, net	(1)	7
Payments for restructuring	(17)	(11)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(32)	(31)
Changes in inventories	(53)	(44)
Changes in accounts payable	2	(4)
Other, net	(35)	(53)
Net Cash – Operating activities	98	62
Investing Activities
Capital expenditures	(48)	(60)
Acquisitions of businesses and assets, net of cash acquired	—	(81)
Proceeds from the sale of property, plant and equipment	1	3
Net Cash – Investing activities	(47)	(138)
Financing Activities
Issuance of short-term debt	1	—
Repurchase of common stock	(102)	(18)
Proceeds from exercise of employee stock options	17	1
Dividends paid	(47)	(43)
Excess tax benefit from share based compensation	1	—
Net Cash – Financing activities	(130)	(60)
Effect of exchange rate changes on cash	(4)	(8)
Net change in cash and cash equivalents	(83)	(144)
Cash and cash equivalents at beginning of year	533	504
Cash and cash equivalents at end of period	$450	$360
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$26	$26
Income taxes (net of refunds received)	$50	$52
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

Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In June 2014, the Financial Accounting Standards Board (“FASB”) issued guidance related to the recognition of compensation on employee share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The standard states that the performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. This guidance is effective for annual reporting periods beginning after December 15, 2015. We are currently evaluating the impact of the guidance, including possible transition alternatives, on our financial condition and results of operations.

In May 2014, the FASB issued guidance on recognizing revenue from contracts with customers. The guidance outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the model is that an entity recognizes revenue to portray the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also expands disclosure requirements regarding revenue recognition. This guidance is effective for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of the guidance, including possible transition alternatives, on our financial condition and results of operations.

In April 2014, the FASB issued guidance related to the reporting of discontinued operations. The guidance states that the disposal of a business or operation is required to be reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. The guidance also expands disclosures about discontinued operations and the disposal of significant businesses that did not qualify for discontinued operations presentation. This standard is effective prospectively, for disposals (or businesses that qualify as “held for sale”) that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. The impact of this guidance on our financial condition and results of operations will depend on the occurrence and the significance of disposal transactions that meet the criteria described above.

In January 2014, the FASB issued guidance related to service concession arrangements. A service concession arrangement is an arrangement between a public-sector entity grantor and an operating entity under which the operating entity operates the grantor's infrastructure (for example, airports, roads and bridges). The guidance states that service concession arrangements should not be accounted for under the guidance of Topic 840, Leases, but rather other guidance as deemed appropriate. This guidance is effective for fiscal years beginning on or after December 15, 2014. Opening retained earnings will be adjusted in the year of adoption to reflect the cumulative historical impact of any arrangements existing at the date of adoption and the new guidance will then be applied to the financial statements on a prospective basis. The adoption of this guidance is not expected to have a material impact on our financial condition or results of operations.
Recently Adopted Pronouncements
In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit. The guidance requires that an unrecognized tax benefit or a portion of an unrecognized tax benefit be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented in an entity's financial statements as a liability and should not be combined with a deferred tax asset. This guidance is effective for fiscal years beginning after December 15, 2013. The adoption of this guidance did not have a material impact on our financial condition or results of operations.

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

In February 2013, the FASB issued guidance related to the measurement and disclosure of obligations resulting from joint and several liability arrangements. The new guidance requires companies to measure obligations resulting from joint and several liability arrangements as the sum of: (1) the amount the company agreed to pay on the basis of its arrangement among co-obligors and (2) any additional amount the company expects to pay on behalf of its co-obligors. Additionally, the new guidance requires the disclosure of a description of the joint and several arrangement and the total outstanding amount of the obligation for all joint parties. This guidance is effective for fiscal years beginning after December 15, 2013. The adoption of this guidance did not have a material impact on our financial condition or results of operations.

Note 3. Acquisitions

During the six months ended June 30, 2014, we did not make any acquisitions. During the six months ended June 30, 2013, we spent $84 million ($81 million, net of cash acquired) on acquisitions that were not material individually or in the aggregate to our results of operations or financial position.

Note 4. Restructuring Charges

During the three and six months ended June 30, 2014, we recognized restructuring charges of $3 million and $18 million, respectively. We incurred these charges primarily in an effort to reposition our European and North American business to optimize our cost structure and improve our operational efficiency and effectiveness. The charges relate to the reduction in structural costs, including the elimination of headcount and consolidation of facilities within both our Water Infrastructure and Applied Water segments. During the three and six months ended June 30, 2013 we recognized restructuring charges of $20 million and $25 million, respectively, which related to the reduction in structural costs, including the elimination of headcount and consolidation of facilities within both our Water Infrastructure and Applied Water segments.

The following table presents the components of restructuring expense for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
By component:
Severance and other charges	$3	$20	$18	$25
Reversal of restructuring accruals	—	—	—	—
Total restructuring charges	$3	$20	$18	$25

By segment:
Water Infrastructure	$2	$16	$12	$21
Applied Water	1	4	6	4

The following table displays a rollforward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within accrued and other current liabilities, and other non-current accrued liabilities, for the six months ended June 30, 2014 and 2013.

(in millions)	2014	2013
Restructuring accruals - January 1	$13	$9
Restructuring charges	18	25
Cash payments	(17)	(11)
Other	—	(1)
Restructuring accruals - June 30	$14	$22

By segment:
Water Infrastructure	$10	$20
Applied Water	4	2

The following is a rollforward of employee position eliminations associated with restructuring activities for the six months ended June 30, 2014 and 2013.

	2014	2013
Planned reductions - January 1	51	54
Additional planned reductions	233	317
Actual reductions	(172)	(233)
Planned reductions - June 30	112	138

Total expected costs associated with actions that commenced during the six months ended June 30, 2014 are approximately $13 million for Water Infrastructure and approximately $9 million for Applied Water. These costs primarily comprise severance charges. Related to these actions we incurred approximately $2 million and $11 million for Water Infrastructure during the three and six months ended June 30, 2014, respectively and approximately $1 million and $6 million for Applied Water during the three and six months ended June 30, 2014, respectively. We currently expect these actions to continue through the second quarter of 2015.

Total expected costs associated with actions that commenced during 2013 are approximately $33 million for Water Infrastructure. Approximately $31 million of the expected cost was incurred in 2013, less than $1 million and $1 million was incurred during the three and six months ended June 30, 2014, respectively, and $1 million is expected to be incurred through the end of 2014. Total expected costs associated with actions that commenced during 2013 are approximately $10 million for Applied Water. Approximately $8 million of the expected cost was incurred in 2013 and approximately $2 million is expected to be incurred through the end of 2014.

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
The income tax provision for the three months ended June 30, 2014 was $18 million at an effective tax rate of 17.2%, compared to $11 million at an effective tax rate of 20.3% for the same period in 2013. The income tax provision for the six months ended June 30, 2014 was $30 million at an effective tax rate of 17.9%, compared to $21 million at an effective tax rate of 19.7% for the same period in 2013. The effective tax rate was lower than the statutory rate in each period primarily due to geographic mix of earnings. Additionally, the effective tax rate was lower for the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to favorable changes in the geographic mix of earnings.
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
The amount of unrecognized tax benefits at June 30, 2014 was $30 million which, if ultimately recognized, will reduce our annual effective tax rate. We do not believe that the unrecognized tax benefits will significantly change within the next twelve months.
We classify interest expense relating to unrecognized tax benefits as a component of other non-operating expense, net and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of June 30, 2014, we had $1 million of interest accrued for unrecognized tax benefits.

Note 6. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (in millions)	$86	$46	$135	$87
Shares (in thousands):
Weighted average common shares outstanding	183,328	185,265	183,917	185,419
Add: Participating securities (a)	49	138	45	186
Weighted average common shares outstanding — Basic	183,377	185,403	183,962	185,605
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	659	187	659	183
Dilutive effect of restricted stock	483	531	523	490
Weighted average common shares outstanding — Diluted	184,519	186,121	185,144	186,278
Basic earnings per share	$0.47	$0.25	$0.74	$0.47
Diluted earnings per share	$0.47	$0.25	$0.73	$0.47

(a)
Restricted stock awards containing rights to non-forfeitable dividends that participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

(b)
Incremental shares from stock options, restricted stock and performance share units are computed by the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock and performance share awards, reduced by the repurchase of shares with the proceeds from the assumed exercises, unrecognized compensation expense for outstanding awards and the estimated tax benefit of the assumed exercises. Performance share units will be included in the treasury stock calculation of diluted earnings per share upon achievement of underlying performance conditions. See Note 14, "Share-Based Compensation Plans" for further detail on the performance share units.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Stock options	2,851	4,481	2,798	4,306
Restricted stock	614	862	531	810
Performance shares	136	119	102	80

Note 7. Inventories

(in millions)	June 30, 2014	December 31, 2013
Finished goods	$219	$189
Work in process	37	31
Raw materials	271	255
Total inventories, net	$527	$475

Note 8. Property, Plant and Equipment

(in millions)	June 30, 2014	December 31, 2013
Land, buildings and improvements	$257	$263
Machinery and equipment	685	685
Equipment held for lease or rental	204	192
Furniture and fixtures	93	93
Construction work in progress	49	49
Other	22	22
Total property, plant and equipment, gross	1,310	1,304
Less accumulated depreciation	841	816
Total property, plant and equipment, net	$469	$488
Depreciation expense of $24 million and $47 million was recognized during the three and six months ended June 30, 2014, respectively, and $24 million and $49 million for the three and six months ended June 30, 2013, respectively.

Note 9. Goodwill and Other Intangible Assets
Changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2014 are as follows:

(in millions)	Water Infrastructure	Applied Water	Total
Balance as of January 1, 2014	$1,149	$569	$1,718
Activity in 2014
Foreign currency and other	2	(1)	1
Balance as of June 30, 2014	$1,151	$568	$1,719
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

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	June 30, 2014			December 31, 2013
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$349	$(115)	$234	$352	$(104)	$248
Proprietary technology	109	(39)	70	109	(36)	73
Trademarks	35	(17)	18	35	(16)	19
Patents and other	23	(19)	4	20	(17)	3
Indefinite-lived intangibles	145	—	145	145	—	145
	$661	$(190)	$471	$661	$(173)	$488

Based on the results of our most recent annual impairment tests, we recorded a $2 million charge related to three trade names within our Water Infrastructure segment in the fourth quarter 2013. As of June 30, 2014, no events or circumstances have occurred that indicate an additional impairment has occurred. We will continue to monitor the indefinite-lived intangible assets on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

Amortization expense related to finite-lived intangible assets was $9 million and $18 million for the three and six months ended June 30, 2014, respectively, and $10 million and $19 million for the three and six months ended June 30, 2013, respectively.

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

Listed in the table below are the outstanding foreign currency derivatives that were used to hedge foreign exchange risks as of June 30, 2014.

(in millions; except number of instruments)
Foreign Currency Derivative	Number of Instruments	Total Notional Sold	Sell Notional Currency	Total Notional Purchased	Buy Notional Currency
Buy HUF/Sell EUR Forward	10	11	Euro (EUR)	3,366	Hungarian Forint (HUF)
Buy PLN/Sell EUR Forward	20	19	Euro (EUR)	79	Polish Zloty (PLN)
Buy SEK/Sell EUR Forward	18	131	Euro (EUR)	1,191	Swedish Krona (SEK)
Buy USD/Sell CAD Forward	16	22	Canadian Dollar (CAD)	20	United States Dollar (USD)
Sell AUD/Buy EUR Forward	22	23	Australian Dollar (AUD)	15	Euro (EUR)
Sell AUD/Buy USD Forward	10	8	Australian Dollar (AUD)	7	United States Dollar (USD)
Sell CAD/Buy EUR Forward	17	27	Canadian Dollar (CAD)	18	Euro (EUR)
Sell GBP/Buy EUR Forward	27	37	British Pound Sterling (GBP)	45	Euro (EUR)
Sell USD/Buy EUR Forward	37	106	United States Dollar (USD)	77	Euro (EUR)
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain (loss) recognized in Other Comprehensive Income (a)	$(7)	$—	$(8)	$(2)
Amount of (gain) loss reclassified from Other Comprehensive Income into revenue (a)	—	—	(1)	(1)
Amount of (gain) loss reclassified from Other Comprehensive Income into cost of revenue (a)	(1)	—	—	—

(a)	Effective portion
As of June 30, 2014, $7 million of the net unrealized losses on cash flow hedges is expected to be reclassified into earnings in the next 12 months. The ineffective portion of the change in fair value of a cash flow hedge is excluded from effectiveness testing and is recognized immediately in selling, general and administrative expenses in the Condensed Consolidated Income Statements. For the three and six months ended June 30, 2014 and 2013, the amounts were not material.

The fair values of our foreign exchange contracts currently included in our hedging program were as follows:

(in millions)	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments
Assets
Other current assets	$1	$1
Liabilities
Other current liabilities	(7)	—

Note 11. Accrued and Other Current Liabilities

(in millions)	June 30, 2014	December 31, 2013
Compensation and other employee benefits	$187	$215
Customer-related liabilities	58	63
Accrued warranty costs	33	36
Accrued taxes	68	45
Other accrued liabilities	129	120
Total accrued and other current liabilities	$475	$479

Note 12. Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

(in millions)	June 30, 2014	December 31, 2013
Short-term borrowings and current maturities of long-term debt	$43	$42

Long-term debt
3.550% Senior Notes due 2016 (a)	$600	$600
4.875% Senior Notes due 2021 (a)	600	600
Unamortized discount (b)	(1)	(1)
Long-term debt	$1,199	$1,199
Total debt	$1,242	$1,241

(a)
The fair value of our Senior Notes (as defined below) was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2016 (as defined below) was $631 million and $635 million as of June 30, 2014 and December 31, 2013, respectively. The fair value of our Senior Notes due 2021 (as defined below) was $652 million and $629 million as of June 30, 2014 and December 31, 2013, respectively.

(b)
The unamortized discount is recognized as a reduction in the carrying value of the Senior Notes in the Condensed Consolidated Balance Sheets and is being amortized to interest expense in our Condensed Consolidated Income Statements over the expected remaining terms of the Senior Notes.

Senior Notes
On September 20, 2011, we issued 3.550% Senior Notes of $600 million aggregate principal amount due September 2016 (the "Senior Notes due 2016") and 4.875% Senior Notes of $600 million aggregate principal amount due October 2021 (the "Senior Notes due 2021") and together with the Senior Notes due 2016 (the "Senior Notes").

The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and leaseback transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. As of June 30, 2014, we were in compliance with all covenants. If a change of control triggering event (as defined in the Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.
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
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of June 30, 2014, we were in compliance with all covenants. The Credit Facility also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

As of June 30, 2014, the Credit Facility remains undrawn.

Research and Development Facility Agreement

On December 4, 2013, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank (the "EIB") to add an additional borrower under the facility.  The facility provides an aggregate principal amount of up to €120 million (approximately $163 million) to finance research projects and infrastructure development in the European Union. The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the R&D Facility Agreement.  The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the EIB. The funds are available to finance research and development projects during the period from 2013 through 2016 at the Company's R&D facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.

Under the R&D Facility Agreement, the borrower can draw loans on or before June 14, 2015 with a maturity of no longer than 12 years. The R&D Facility Agreement provides for Fixed Rate loans and Floating Rate loans. The interest rate per annum applicable to Fixed Rate loans is at a fixed percentage rate per annum specified by the EIB which includes the applicable margin. The interest rate per annum applicable to Floating Rate loans is at the rate determined by reference to EURIBOR for loans drawn in Euros and LIBOR for loans drawn in Pounds Sterling or U.S. Dollars, plus an applicable spread specified by the EIB which includes the applicable margin. The applicable margin for both Fixed Rate loans and Floating Rate loans is determined by reference to the credit rating of the Company.

In accordance with the terms of the R&D Facility Agreement, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of June 30, 2014, we were in compliance with all covenants. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions, such as customary representations and warranties, additional covenants and customary events of default.

As of June 30, 2014, $38 million was outstanding under the R&D Facility Agreement. Although the borrowing term for this arrangement is for five years, we have classified it as short-term debt on our Condensed Consolidated Balance Sheet since we intend to repay this obligation in less than one year.

Note 13. Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost for our defined benefit pension plans, disaggregated by domestic and international plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Domestic defined benefit pension plans:
Service cost	$1	$—	$1	$1
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of net actuarial loss	—	1	1	2
Net periodic benefit cost	$1	$1	$2	$3
International defined benefit pension plans:
Service cost	$4	$4	$8	$7
Interest cost	7	7	14	14
Expected return on plan assets	(9)	(8)	(17)	(16)
Amortization of net actuarial loss	2	3	4	6
Net periodic benefit cost	$4	$6	$9	$11
Total net periodic benefit cost	$5	$7	$11	$14

The total net periodic benefit cost for other postretirement employee benefit plans was $2 million and $3 million for both the three and six months ended June 30, 2014 and 2013, respectively, including amounts recognized in other comprehensive income of $1 million for both the three and six months ended June 30, 2014 and 2013, respectively.
We contributed $22 million and $21 million to postretirement benefit plans during the six months ended June 30, 2014 and 2013, respectively. Additional contributions ranging between approximately $14 million and $24 million are expected during the remainder of 2014.

Note 14. Share-Based Compensation Plans
Share-based compensation expense was $5 million and $9 million during the three and six months ended June 30, 2014, respectively, and $6 million and $12 million during the three and six months ended June 30, 2013, respectively. The unamortized compensation expense related to our stock options, restricted stock and performance based shares was $8 million, $21 million and $4 million, respectively, at June 30, 2014 and is expected to be recognized over a weighted average period of 2.0, 2.0 and 2.4 years, respectively. The amount of cash received from the exercise of stock options was $17 million and $1 million for the six months ended June 30, 2014 and 2013, respectively.
On March 17, 2014, the Company named Patrick K. Decker as the new President and Chief Executive Officer of Xylem Inc. As part of Mr. Decker's employment agreement, he was awarded 165,584 stock options, 40,342 restricted stock and 40,342 performance-based shares. The award was granted subject to the approval of the Xylem Omnibus Incentive Plan, which was obtained at the annual meeting of shareholders in May 2014. All share and associated expense amounts are included in activity for the second quarter of 2014.

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2014:

(shares in thousands)	Shares	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2014	3,504	$26.80	6.4
Granted	538	$38.16	10.0
Exercised	(590)	$27.98	4.4
Forfeited	(64)	$26.05	5.9
Outstanding at June 30, 2014	3,388	$28.42	6.8
Options exercisable at June 30, 2014	1,929	$26.84	5.5
Vested and expected to vest as of June 30, 2014	3,262	$28.18	6.7
The aggregate intrinsic value of the outstanding, exercisable and vested and expected to vest stock options as of June 30, 2014 was $37 million, $24 million and $36 million, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the six months ended June 30, 2014 was $6 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2014.

Dividend yield	1.34%
Volatility	28.49%
Risk-free interest rate	1.82%
Expected term (in years)	5.61
Weighted-average fair value / share	$9.72
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

Restricted Stock Grants
The following is a summary of restricted stock activity for the six months ended June 30, 2014:

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2014	1,275	$27.67
Granted	360	$38.36
Vested	(222)	$31.19
Forfeited	(75)	$29.21
Outstanding at June 30, 2014	1,338	$29.91
Performance-Based Share Grants
The following is a summary of performance-based share grants for the six months ended June 30, 2014:

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2014	52	$27.49
Granted	84	$37.87
Vested	—	$—
Forfeited	—	$—
Outstanding at June 30, 2014	136	$33.85

Note 15. Capital Stock

As announced on August 21, 2013, the Board of Directors authorized the repurchase of up to $250 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. During the three and six months ended June 30, 2014, we repurchased 1.3 million and 2.6 million shares for $50 million and $100 million, respectively, under this program. There are up to $100 million in shares that may still be purchased under this plan as of June 30, 2014.
As announced on August 20, 2012, the Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares repurchased under this program during the three and six months ended June 30, 2014. There were 0.1 million and 0.6 million shares repurchased for $3 million and $17 million under this program during the three and six months ended June 30, 2013. There are up to 1.0 million shares that may still be purchased under this plan as of June 30, 2014.
Aside from the aforementioned repurchase programs, we repurchased less than 0.1 million shares in both periods for less than $1 million and $1 million during the three and six months ended June 30, 2014, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock. Likewise, during the three and six months ended June 30, 2013, we repurchased less than 0.1 million shares in both periods for less than $1 million and $1 million, respectively.

Note 16. Accumulated Other Comprehensive Income (Loss)

The following table provides the components of accumulated other comprehensive income (loss) for the three months ended June 30, 2014:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at April 1, 2014	$349	$(184)	$1	$166
Foreign currency translation adjustment	3	—	—	3
Changes in postretirement benefit plans	—	(7)	—	(7)
Tax on changes in postretirement benefit plans	—	2	—	2
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	1	—	1
Selling, general and administrative expenses	—	2	—	2
Tax on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized loss on foreign exchange agreements	—	—	(7)	(7)
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	(1)	(1)
Balance at June 30, 2014	$352	$(187)	$(7)	$158

The following table provides the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2014:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2014	$351	$(186)	$2	$167
Foreign currency translation adjustment	1	—	—	1
Changes in postretirement benefit plans	—	(7)	—	(7)
Tax on changes in postretirement benefit plans	—	2	—	2
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	2	—	2
Selling, general and administrative expenses	—	4	—	4
Tax on amortization of postretirement benefit plan items	—	(2)	—	(2)
Unrealized loss on foreign exchange agreements	—	—	(8)	(8)
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(1)	(1)
Balance at June 30, 2014	$352	$(187)	$(7)	$158

Note 17. Commitments and Contingencies
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses, including acquisitions and divestitures, intellectual property matters, product liability and personal injury claims, employment and pension matters, government and commercial contract disputes.

We are currently involved in litigation relating to a purchase price dispute with the minority shareholders arising from one of our historical acquisitions.  The court announced its decision to increase the purchase price to be paid to such minority shareholders, and the parties are currently in the process of negotiating a settlement.
From time to time, claims may be asserted against Xylem alleging injury caused by any of our products resulting from asbestos exposure. We believe there are numerous legal defenses available for such claims and would defend ourselves vigorously. Pursuant to the Distribution Agreement ("Distribution Agreement") dated October 25, 2011 among ITT Corporation ("ITT" or "former parent"), Exelis Inc. and Xylem, the former parent has an obligation to indemnify, defend and hold Xylem harmless for asbestos product liability matters, including settlements, judgments, and legal defense costs associated with all pending and future claims that may arise from past sales of the former parent’s legacy products. We believe the former parent remains a substantial entity with sufficient financial resources to honor its obligations to us.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations or financial condition. We have estimated and accrued $18 million and $17 million as of June 30, 2014 and December 31, 2013 for these general legal matters.

Indemnifications
As part of our 2011 spin-off from our former parent, ITT, Exelis Inc. and Xylem will indemnify, defend and hold harmless each of the other parties with respect to such parties’ assumed or retained liabilities under the Distribution Agreement and breaches of the Distribution Agreement or related spin agreements. The former parent’s indemnification obligations include asserted and unasserted asbestos and silica liability claims that relate to the presence or alleged presence of asbestos or silica in products manufactured, repaired or sold prior to October 31, 2011, the Distribution Date, subject to limited exceptions with respect to certain employee claims, or in the structure or material of any building or facility, subject to exceptions with respect to employee claims relating to Xylem buildings or facilities. The indemnification associated with pending and future asbestos claims does not expire. Xylem has not recorded a liability for material matters for which we expect to be indemnified by the former parent or Exelis Inc. through the Distribution Agreement and we are not aware of any claims or other circumstances that would give rise to material payments from us under such indemnifications.

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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $6 million and $8 million as of June 30, 2014 and December 31, 2013 for environmental matters, respectively.
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

(in millions)	2014	2013
Warranty accrual – January 1	$37	$40
Net changes for product warranties in the period	12	17
Settlement of warranty claims	(15)	(19)
Other	—	(1)
Warranty accrual – June 30	$34	$37

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Revenue:
Water Infrastructure	$636	$596	$1,204	$1,147
Applied Water	388	381	743	726
Eliminations	(19)	(17)	(36)	(34)
Total	$1,005	$960	$1,911	$1,839
Operating Income:
Water Infrastructure	$77	$41	$123	$83
Applied Water	52	45	93	85
Corporate and other	(13)	(16)	(24)	(32)
Total	$116	$70	$192	$136
Depreciation and Amortization:
Water Infrastructure	$27	$28	$54	$56
Applied Water	7	6	14	14
Corporate and other	2	3	4	4
Total	$36	$37	$72	$74
Capital Expenditures:
Water Infrastructure	$17	$21	$31	$38
Applied Water	5	8	13	19
Corporate and other	1	2	4	3
Total	$23	$31	$48	$60
The following table contains the total assets for each reportable segment.

	Total Assets
(in millions)	June 30, 2014	December 31, 2013
Water Infrastructure	$2,992	$2,989
Applied Water	1,389	1,340
Corporate and other (a)	519	567
Total	$4,900	$4,896

(a)
Corporate and other consists of items pertaining to our corporate headquarters function, which principally consist of cash, deferred tax assets, pension assets and certain property, plant and equipment.

Note 19. Subsequent Events
On July 2, 2014, we divested our Wolverhampton, U.K.-based pneumatic and hydraulic valves business for approximately $30 million. The business, part of our Applied Water segment, provides a wide range of products, primarily to industrial original equipment manufacturer customers in the oil and gas sector. Its global brands include Midland-ACS, Alcon and Landon-Kingsway. The business reported 2013 annual revenue of approximately $25 million.

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

•
Water Infrastructure serves the water infrastructure sector with pump systems that transport water from aquifers, lakes, rivers and seas; with filtration, ultraviolet and ozone systems that provide treatment, making the water fit to use; and pumping solutions that move the wastewater to treatment facilities where our mixers, biological treatment, monitoring and control systems provide the primary functions in the treatment process. We provide analytical instrumentation used to measure water quality, flow and level in wastewater, surface water and coastal environments. In the Water Infrastructure segment, we provide the majority of our sales direct to customers with strong application expertise, while the remaining amount is through distribution partners.

•
Applied Water serves the usage applications sector with water pressure boosting systems for heating, ventilation and air conditioning and for fire protection systems to the residential and commercial building services markets. In addition, our pumps, heat exchangers, valves and controls provide cooling to power plants and manufacturing facilities, as well as circulation for food and beverage processing. We also provide boosting systems for farming irrigation, pumps for dairy operations and rainwater reuse systems for small scale crop and turf irrigation. In the Applied Water segment, we provide the majority of our sales through long-standing relationships with the world’s leading distributors, with the remainder going direct to customers.

Executive Summary
Xylem reported revenue for the second quarter of 2014 of $1,005 million, an increase of 4.7% compared to $960 million during the second quarter of 2013. Revenue increased 4.0% on a constant currency basis, driven by organic revenue growth across the public utility and industrial water end markets driven by strength in emerging markets, particularly in Greater Asia and Latin America. Improving market conditions in Europe and the Americas also bolstered revenue growth. Operating income for the second quarter of 2014 was $116 million, reflecting an increase of $46 million or 65.7% compared to $70 million in the second quarter of 2013, primarily due to savings from lean six sigma activities, restructuring actions and global sourcing initiatives, combined with sales volume increases that more than offset headwinds from cost inflation and unfavorable price and sales mix. Additionally, restructuring and realignment cost actions taken to improve the overall cost base of the business were $9 million in the second quarter of 2014 as compared to $28 million in the prior year.

Additional financial highlights for the quarter ended June 30, 2014 include the following:

•	Orders of $1,031 million, or 2.2% growth from $1,009 million in the prior year

•	Earnings per share of $0.47, up 88.0% from prior year ($0.48 on an adjusted basis, up 33.3%)

•	Cash flow from operating activities of $98 million for the six months ended June 30, 2014, up 58% from prior year, and free cash flow of $50 million as compared to $2 million in the prior year.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share data)	2014	2013	2014	2013
Net income	$86	$46	$135	$87
Restructuring and realignment, net of tax	5	20	20	29
Tax-related special items	(3)	—	(4)	—
Adjusted net income	$88	$66	$151	$116
Weighted average number of shares - Diluted	184.5	186.1	185.1	186.3
Adjusted earnings per share	$0.48	$0.36	$0.82	$0.62

•	"operating expenses excluding restructuring and realignment costs" defined as operating expenses, adjusted to exclude restructuring and realignment costs.

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

	Six Months Ended
	June 30,
(In millions)	2014	2013
Net cash provided by operating activities	$98	$62
Capital expenditures	(48)	(60)
Free cash flow	$50	$2

2014 Outlook

In the second half of 2014, we continue to expect a modest recovery in the United States industrial markets, combined with modest improvement in performance in our European industrial end markets. Globally, while our industrial markets are improving in production and capital outlay, continued mixed performance in mining is expected. We expect public utilities to grow at a modest level in the remainder of 2014, but at a lower rate than we experienced in the first half of 2014 and lower compared to the second half of 2013 due primarily to the lapping of a strong second half in the prior year and the timing of project deliveries. We expect modest second half growth in commercial building applications from a slow-to-recover U.S. institutional building sector, which will be reinforced by incremental growth from product launches later this year and strength in emerging markets. We expect flat to slightly negative revenue growth from residential building applications over the balance of the year. We are continuing to execute restructuring and realignment actions, including our organizational redesign and repositioning of our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. In 2014, we continue to expect to incur approximately $30 to $35 million in restructuring costs, and approximately $10 to $15 million in realignment costs. We expect to realize approximately $25 million of incremental net savings in 2014 from restructuring actions initiated in 2013, and an additional $15 million of net savings from our 2014 actions. Additional strategic actions we have undertaken include investing in a customer relationship management system, growth platforms and new product development, as well as executing operating efficiencies through lean six sigma and global sourcing initiatives. We also will continue to focus on the Xylem Management System which integrates our key business processes.

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2014	2013	Change		2014	2013	Change
Revenue	$1,005	$960	4.7%		$1,911	$1,839	3.9%
Gross Profit	388	371	4.6%		730	705	3.5%
Gross Margin	38.6%	38.6%	—	bp	38.2%	38.3%	(10)	bp
Operating expenses excluding restructuring and realignment costs	263	273	(3.7)%		511	529	(3.4)%
Expense to revenue ratio	26.2%	28.4%	(220)	bp	26.7%	28.8%	(210)	bp
Restructuring and realignment costs	9	28	(67.9)%		27	40	(32.5)%
Total operating expenses	272	301	(9.6)%		538	569	(5.4)%
Operating Income	116	70	65.7%		192	136	41.2%
Operating Margin	11.5%	7.3%	420	bp	10.0%	7.4%	260	bp
Interest and other non-operating expense, net	12	13	(7.7)%		27	28	(3.6)%
Income tax expense	18	11	63.6%		30	21	42.9%
Tax rate	17.2%	20.3%	(310)	bp	17.9%	19.7%	(180)	bp
Net Income	$86	$46	87.0%		$135	$87	55.2%

Revenue
Revenue generated during the three and six months ended June 30, 2014 was $1,005 million and $1,911 million, respectively, reflecting an increase of $45 million or 4.7% and $72 million or 3.9%, respectively, compared to the same prior year periods. On a constant currency basis, revenue increased 4.0% and 3.8% for the three and six months ended June 30, 2014, respectively, reflecting strength in emerging markets and modest growth in the United States and Europe.
The following table illustrates the impact from organic growth, recent acquisitions and fluctuations in foreign currency in relation to revenue during the three and six months ended June 30, 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	Change	% Change	Change	% Change
2013 Revenue	$960		$1,839
Organic growth	37	3.9%	63	3.4%
Acquisitions	1	0.1%	6	0.4%
Constant Currency	38	4.0%	69	3.8%
Foreign currency translation (a)	7	0.7%	3	0.1%
Total change in revenue	45	4.7%	72	3.9%
2014 Revenue	$1,005		$1,911

(a)	Foreign currency impact primarily due to fluctuations in the value of the Euro, British Pound, Australian Dollar, Canadian Dollar, South African Rand and Argentine Peso against the U.S. Dollar.

The following table summarizes revenue by segment:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2014	2013	As Reported Change	Constant Currency Change	2014	2013	As Reported Change	Constant Currency Change
Water Infrastructure	$636	$596	6.7%	6.7%	$1,204	$1,147	5.0%	5.7%
Applied Water	388	381	1.8%	(0.5)%	743	726	2.3%	0.6%
Eliminations	(19)	(17)			(36)	(34)
Total	$1,005	$960	4.7%	4.0%	$1,911	$1,839	3.9%	3.8%
Water Infrastructure
Water Infrastructure revenue increased $40 million, or 6.7% for the second quarter of 2014 (6.7% increase at constant currency) and $57 million, or 5.0% for the six months ended June 30, 2014 (5.7% increase at constant currency) compared to the respective 2013 periods. The increase was primarily driven by organic growth of $39 million or 6.5% and $59 million or 5.1% for the three and six months ended June 30, 2014, respectively, due to strength in the public utility and industrial water end markets as well as $1 million and $6 million, respectively, from acquisitions.
From an application perspective for the second quarter of 2014, there was organic revenue growth in all product applications and across most regions of the segment. Revenue from transport applications grew primarily from infrastructure investments in public utility water and wastewater within Europe and Asia as well as from an increase in dewatering activity in the United States, driven by increased hydraulic fracturing activity and higher equipment sales. Revenue from treatment applications increased significantly due to strength in emerging markets, particularly in Asia and timing of other project deliveries. The increases in treatment were partially offset by slower demand in the United States. Revenue from test applications grew due to strength in North America and Europe from increased government spending.
For the six months ended June 30, 2014, the organic revenue growth generated from all applications was predominately due to similar dynamics impacting the second quarter, coupled with large custom transport pump sales in Asia and higher test application large projects in Latin America and the Middle East in the first quarter.
Applied Water
Applied Water revenue increased $7 million, or 1.8% for the second quarter of 2014 (0.5% decrease at constant currency) and $17 million, or 2.3% for the six months ended June 30, 2014 (0.6% increase at constant currency) compared to the respective 2013 periods. The overall increase in the second quarter of 2014 as compared to the same prior year period is primarily due to a favorable foreign exchange impact. Organic revenue declined in the second quarter of 2014 by $2 million, or 0.5% versus the second quarter of 2013 due to weakness in the commercial and residential end markets, which more than offset strength in the industrial markets. The increase for the six months ended June 30, 2014 was also due to favorable foreign exchange translation tailwinds coupled with $4 million, or 0.6% organic growth in the industrial, residential and agriculture end markets, offset by declines in the commercial end market.
From an application perspective for the second quarter of 2014, the organic revenue decline was primarily driven by commercial building applications within the United States due to continued sluggish institutional building market conditions. Residential building applications also experienced declines due to southern Europe residential market weakness, which was partially offset by growth in the United States residential market. The overall decrease was also partially offset by continued strength from industrial projects in the emerging markets, specifically Asia and the Middle East.
For the six months ended June 30, 2014, the increase in organic revenue was driven by overall growth in industrial water from industrial projects in Asia and the Middle East, combined with growth in irrigation applications in the first quarter from drought conditions in the western United States. The frigid weather conditions in the northeast and midwest regions of the United States which caused increased demand for HVAC units and circulator pumps within the residential building services market in the first quarter were offset predominately by the aforementioned weakness in Europe and the United States during the second quarter. Finally, declines in the the first half of 2014 within the commercial building services market from slow construction activity also partially offset the organic growth in the segment.
Orders / Backlog
Orders received during the second quarter of 2014 of $1,031 million increased by $22 million, or 2.2% over the second quarter of the prior year (1.4% increase at constant currency), including a benefit of $1 million from acquisitions. Orders received during the six months ended June 30, 2014 of $2,024 million increased by $53 million, or 2.7% from the respective prior year period (2.4% increase at constant currency). Organic order growth increased 1.3% and 2.0% for the three and six months ended June 30, 2014.
Water Infrastructure segment orders increased $27 million, or 4.2% to $674 million (3.7% increase at constant currency) for the quarter as compared to the prior year, including $1 million from acquisitions. Organic orders increased 3.6% during the second quarter principally due to higher industrial demand within transport for wastewater pumps primarily in the United States and Europe. Further, the increase was also driven by the dewatering business from an increase in equipment sales activity and hydraulic fracturing orders. Growth was also driven by test applications resulting from modest expansion in government spending in the United States and strength in the European markets. For the six months ended June 30, 2014, orders increased $45 million, or 3.6% to $1,293 million (4.0% increase at constant currency) as compared to the prior year period, including $8 million from acquisitions. Organic orders increased 3.4% for the six months ended June 30, 2014 due to similar dynamics impacting the order activity in the second quarter, combined with higher industrial demand for large custom transport pumps in the first quarter.
Applied Water segment orders were flat (2.9% decrease at constant currency) and increased $16 million, or 2.1% (0.3% decrease at constant currency) for the three and six months ended June 30, 2014, respectively. Organic order volume decreased 2.9% and 0.3% for the three and six months ended June 30, 2014, respectively. Organic order volume decreased during the three month period as a result of similar market dynamics impacting revenue. For the six months ended June 30, 2014, organic order volume decreased as weakness in the commercial building services and industrial markets within the United States, as well as overall soft market conditions in Europe, were partially offset by modest growth in the residential markets of the United States and continued strength in China resulting from execution against our key account growth strategy in the region.
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. Total backlog was $816 million at June 30, 2014, an increase of $57 million or 7.5% as compared to $759 million at June 30, 2013 and an increase of $109 million or 15.4% as compared to $707 million at December 31, 2013. We anticipate that approximately 79% of the backlog at June 30, 2014 will be recognized as revenue in the remainder of 2014.
Gross Margin
Gross margin was essentially flat at 38.6% and 38.2% for the three and six months ended June 30, 2014, respectively, compared to 38.6% and 38.3%, respectively, for 2013. Gross margin was impacted by lower margin sales in the Water Infrastructure segment caused by lower year-over-year dewatering rental revenue, as well as unfavorable price impacts and the geographic sales mix caused by the increased sales to emerging markets. These declines were mitigated by overall sales volume increases across both segments and from benefits realized from restructuring savings and cost saving initiatives through lean six sigma and global sourcing.
Operating Expenses
The following table presents operating expenses for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2014	2013	Change		2014	2013	Change
Selling, general and administrative expenses (SG&A)	$242	$253	(4.3)%		$466	$490	(4.9)%
SG&A as a % of revenue	24.1%	26.4%	(230)	bp	24.4%	26.6%	(220)	bp
Research and development expenses (R&D)	27	28	(3.6)%		54	54	—%
R&D as a % of revenue	2.7%	2.9%	(20)	bp	2.8%	2.9%	(10)	bp
Restructuring charges	3	20	(85.0)%		18	25	(28.0)%
Operating expenses	$272	$301	(9.6)%		$538	$569	(5.4)%
Expense to revenue ratio	27.1%	31.4%	(430)	bp	28.2%	30.9%	(270)	bp

Selling, General and Administrative Expenses

SG&A decreased by $11 million to $242 million or 24.1% of revenue in the second quarter of 2014, as compared to $253 million or 26.4% of revenue in 2013; and decreased by $24 million to $466 million or 24.4% of revenue in the six months ended June 30, 2014, as compared to $490 million or 26.6% of revenue in 2013. The decrease in SG&A expenses as a percentage of revenue is primarily due to benefits from restructuring actions combined with cost saving initiatives, as well as higher sales volume.

Research and Development Expenses

R&D spending slightly decreased to $27 million or 2.7% of revenue in the second quarter of 2014 as compared to $28 million or 2.9% of revenue in the comparable period of 2013. The decrease is reflective of timing of investments and remained flat at $54 million or 2.8% of revenue for the six months ended June 30, 2014, as compared to 2.9% of revenue in the comparable period of 2013.
Restructuring Charges

During the three and six months ended June 30, 2014, we recognized restructuring charges of $3 million and $18 million, respectively. We incurred these charges primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges relate to the reduction in structural costs, including a decrease in headcount and consolidation of facilities within both our Water Infrastructure and Applied Water segments. Included in these charges is less than $1 million and $1 million, during the three and six months ended June 30, 2014, respectively, related to actions that commenced in 2013. During the three and six months ended June 30, 2013, we recognized restructuring charges of $20 million and $25 million, respectively. These charges related to the reduction in structural costs, including the elimination of headcount and consolidation of facilities within both our Water Infrastructure and Applied Water segments.

Total expected costs associated with actions that commenced during the six months ended June 30, 2014 are approximately $13 million for Water Infrastructure and approximately $9 million for Applied Water. These costs primarily comprise severance charges. Related to these actions we incurred approximately $2 million and $11 million for Water Infrastructure during the three and six months ended June 30, 2014, respectively, and approximately $1 million and $6 million for Applied Water during the three and six months ended June 30, 2014, respectively. These actions are currently expected to continue through the the second quarter of 2015. As a result of actions initiated during the six months ended June 30, 2014, we estimate net savings of approximately $13 million in 2014 and annual future net savings beginning in 2015 of approximately $20 million.

We expect to incur approximately $30 to $35 million in restructuring costs for the full year which contemplates additional actions beyond those discussed above. As a result of all of the actions taken and expected to be taken in 2014, we anticipate approximately $15 million of total net savings to be realized during 2014.

Operating Income
We generated operating income of $116 million during the second quarter of 2014, a $46 million increase compared to $70 million in 2013, and $192 million in the six months ended June 30, 2014, an increase of $56 million compared to $136 million in 2013. The stronger results in both periods were driven by increased sales volumes and cost saving initiatives, partially offset by cost inflation and sales mix.
The following table illustrates operating income results for our business segments:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2014	2013	Change		2014	2013	Change
Water Infrastructure	$77	$41	87.8%		$123	$83	48.2%
Applied Water	52	45	15.6%		93	85	9.4%
Segment operating income	129	86	50.0%		216	168	28.6%
Corporate and other	(13)	(16)	(18.8)%		(24)	(32)	(25.0)%
Total operating income	$116	$70	65.7%		$192	$136	41.2%
Operating margin
Water Infrastructure	12.1%	6.9%	520	bp	10.2%	7.2%	300	bp
Applied Water	13.4%	11.8%	160	bp	12.5%	11.7%	80	bp
Total Xylem	11.5%	7.3%	420	bp	10.0%	7.4%	260	bp

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2014	2013	Change		2014	2013	Change
Water Infrastructure
Operating income	$77	$41	87.8%		$123	$83	48.2%
Restructuring and realignment costs	5	22	(77.3)%		17	32	(46.9)%
Adjusted operating income	$82	$63	30.2%		$140	$115	21.7%
Adjusted operating margin	12.9%	10.6%	230	bp	11.6%	10.0%	160	bp
Applied Water
Operating income	$52	$45	15.6%		$93	$85	9.4%
Restructuring and realignment costs	4	6	(33.3)%		10	8	25.0%
Adjusted operating income	$56	$51	9.8%		$103	$93	10.8%
Adjusted operating margin	14.4%	13.4%	100	bp	13.9%	12.8%	110	bp
Total Xylem
Operating income	$116	$70	65.7%		$192	$136	41.2%
Restructuring and realignment costs	9	28	(67.9)%		27	40	(32.5)%
Adjusted operating income	$125	$98	27.6%		$219	$176	24.4%
Adjusted operating margin	12.4%	10.2%	220	bp	11.5%	9.6%	190	bp

Water Infrastructure
Operating income for our Water Infrastructure segment increased $36 million or 87.8% (increased $19 million or 30.2% on an adjusted basis) for the second quarter of 2014 and increased $40 million or 48.2% (increased $25 million or 21.7% on an adjusted basis) for the six months ended June 30, 2014 compared with the same periods for the prior year. The increase for the second quarter of 2014 was principally due to sales volume increases across all product applications in conjunction with savings from lean six sigma, restructuring and global sourcing initiatives, which were partially offset by cost inflation and unfavorable price and sales mix. The increase for the six months ended June 30, 2014 was primarily related to the same factors impacting the second quarter and was also negatively impacted by foreign exchange headwinds and sales mix.
Applied Water
Operating income for our Applied Water segment increased $7 million or 15.6% (increased $5 million or 9.8% on an adjusted basis) for the second quarter of 2014 and increased $8 million or 9.4% (increased $10 million or 10.8% on an adjusted basis) for the six months ended June 30, 2014 compared with the same periods for the prior year. The increases for both periods were driven by global sourcing, lean six sigma initiatives and restructuring savings as well as modest price realization, which were partially offset by cost inflation.

Interest Expense
Interest expense was $13 million and $27 million for the three and six months ended June 30, 2014, respectively, and $14 million and $27 million for the respective three and six months ended June 30, 2013, primarily related to the interest on the $1.2 billion long-term debt issued in September 2011. See "Liquidity and Capital Resources" for further details.
Income Tax Expense
The income tax provision for the three months ended June 30, 2014 was $18 million at an effective tax rate of 17.2%, compared to $11 million at an effective tax rate of 20.3% for the same period in 2013. The income tax provision for the six months ended June 30, 2014 was $30 million at an effective tax rate of 17.9%, compared to $21 million at an effective tax rate of 19.7% for the same period in 2013. The effective tax rate was lower than the statutory rate in each period primarily due to geographic mix of earnings. Additionally, the effective tax rate was lower for the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to favorable changes in the geographic mix of earnings.
Other Comprehensive Income (Loss)
Other comprehensive loss was $8 million and $9 million for the three and six months ended June 30, 2014, respectively, compared to a loss of $17 million and $60 million for the three and six months ended June 30, 2013, respectively. The change was driven almost entirely by the decrease in unfavorable foreign currency translation impact in 2014 as compared to 2013, primarily due to movements in the EURO against the US Dollar, which had a large unfavorable impact in the second quarter and first half of 2013, but less impact in the same respective periods of 2014.

Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Six Months Ended
	June 30,
(In millions)	2014	2013	Change
Operating activities	$98	$62	$36
Investing activities	(47)	(138)	91
Financing activities	(130)	(60)	(70)
Foreign exchange	(4)	(8)	4
Total	$(83)	$(144)	$61
Sources and Uses of Liquidity
Operating Activities
During the six months ended June 30, 2014, net cash provided by operating activities increased by $36 million as compared to the prior year. The year-over-year increase was primarily driven by increased cash inflow from income. The increase was partially offset by an increase in the use of working capital, primarily due to increased inventories to support a higher backlog, as well as an increase in restructuring payments.
Investing Activities
Cash used in investing activities was $47 million for the six months ended June 30, 2014 as compared to $138 million in the prior year due almost entirely to the cash used in 2013 for acquisitions of $81 million. Additionally, capital expenditures decreased $12 million due to prior year information technology investments, as well as some manufacturing facility investments, which did not recur, partially offset by increases related to the new corporate headquarters facility and increased investment in dewatering rental equipment.
Financing Activities
Cash used in financing activities was $130 million for the six months ended June 30, 2014 as compared to $60 million in the prior year, primarily driven by an increase in share repurchase activity of $83 million under the share repurchase plan announced in 2013, as well as an increase of $4 million, or 10% increase per share in dividends paid to shareholders. The cash used was partially offset by an increase in proceeds from the exercise of stock options of $16 million.
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

The Senior Notes include covenants that restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and leaseback transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. As of June 30, 2014, we were in compliance with all covenants. If a change of control triggering event (as defined in the Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.

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
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of June 30, 2014, we were in compliance with all covenants. The Credit Facility also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

As of June 30, 2014 the Credit Facility remains undrawn.

Research and Development Facility Agreement

On December 4, 2013, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank (the "EIB") to add an additional borrower under the facility.  The facility provides an aggregate principal amount of up to €120 million (approximately $163 million) to finance research projects and infrastructure development in the European Union. The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the R&D Facility Agreement.  The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the EIB. The funds are available to finance research and development projects during the period from 2013 through 2016 at the Company's R&D facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.

Under the R&D Facility Agreement, the borrower can draw loans on or before June 14, 2015 with a maturity of no longer than 12 years. The R&D Facility Agreement provides for Fixed Rate loans and Floating Rate loans. The interest rate per annum applicable to Fixed Rate loans is at a fixed percentage rate per annum specified by the EIB which includes the applicable margin. The interest rate per annum applicable to Floating Rate loans is at the rate determined by reference to EURIBOR for loans drawn in Euros and LIBOR for loans drawn in Pounds Sterling or U.S. Dollars, plus an applicable spread specified by the EIB which includes the applicable margin. The applicable margin for both Fixed Rate loans and Floating Rate loans is determined by reference to the credit rating of the Company.

In accordance with the terms of the R&D Facility Agreement, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of June 30, 2014, we were in compliance with all covenants. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions, such as customary representations and warranties, additional covenants and customary events of default.

As of June 30, 2014, $38 million was outstanding under the R&D Facility Agreement. Although the borrowing term for this arrangement is for five years, we have classified it as short-term debt on our Condensed Consolidated Balance Sheet since we intend to repay this obligation in less than one year.
Non-U.S. Operations
We generated approximately 62% and 63% of our revenue from non-U.S. operations for the three and six months ended June 30, 2014, and 61% for both the three and six months ended June 30, 2013. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of our review, it is determined that all or a portion of the funds may be needed for our operations in the United States, we may be required to accrue additional U.S. taxes. As of June 30, 2014, our foreign subsidiaries were holding $361 million in cash or marketable securities.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended June 30, 2014:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
4/1/14 - 4/30/14	—	—	—	189.5
5/1/14 - 5/31/14	0.9	37.59	0.9	155.3
6/1/14 - 6/30/14	0.4	37.61	0.4	141.0

(a)	Average price paid per share is calculated on a settlement basis.

(b)
As announced on August 20, 2012, the Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares purchased under this program during the three months ended June 30, 2014 and there are approximately 1.0 million shares (approximately $41 million) that may still be purchased under this plan.

As announced on August 21, 2013, the Board of Directors authorized the repurchase of shares up to $250 million with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. During the three months ended June 30, 2014, 1.3 million shares were repurchased at an average price of $37.60 per share for a total cost of $50 million. There are up to $100 million in shares that may still be purchased under this plan.

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
(Registrant)

/s/ John P. Connolly
John P. Connolly
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
July 29, 2014

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

(3.1)	Third Amended and Restated Articles of Incorporation of Xylem Inc.	Filed herewith.

(3.2)	Amended and Restated By-laws of Xylem Inc.	Filed herewith.

(4.1)	Indenture, dated as of September 20, 2011, between Xylem Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.2 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Xylem Inc. 3.550% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

(4.3)	Form of Xylem Inc. 4.875% Senior Notes due 2021	Incorporated by reference to Exhibit 4.6 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

(10.1)
Agreement dated June 28, 2014, Amending the Research and Development Facility Agreement - Xylem Water Technologies Risk-Sharing Financing Facility First Amended and Restated Finance Contract, dated December 4, 2013, among the European Investment Bank, Xylem Holdings S.á r.l. and Xylem International S.á r.l., as borrowers, and Xylem Inc., as guarantor.
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

(101.0)
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
Submitted electronically with this Report.