Form 10-Q
period 2014-09-30
Xylem Inc.
filed 2014-10-28
CIK 1524472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of October 24, 2014, there were 181,874,517 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Nine Months
For the periods ended September 30,	2014	2013	2014	2013
Revenue	$963	$965	$2,874	$2,804
Cost of revenue	587	581	1,768	1,715
Gross profit	376	384	1,106	1,089
Selling, general and administrative expenses	222	257	688	747
Research and development expenses	24	24	78	78
Restructuring charges	—	5	18	30
Operating income	130	98	322	234
Interest expense	14	14	41	41
Other non-operating income (expense), net	1	(1)	1	(2)
Gain from sale of business	11	—	11	—
Income before taxes	128	83	293	191
Income tax expense	22	10	52	31
Net income	$106	$73	$241	$160
Earnings per share:
Basic	$0.58	$0.39	$1.31	$0.86
Diluted	$0.58	$0.39	$1.31	$0.86
Weighted average number of shares:
Basic	182.2	185.2	183.4	185.5
Diluted	183.4	186.0	184.6	186.2
Dividends declared per share	$0.1280	$0.1164	$0.3840	$0.3492
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Nine Months
For the periods ended September 30,	2014	2013	2014	2013
Net income	$106	$73	$241	$160
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustment	(114)	68	(113)	4
Net change in cash flow hedges:
Unrealized (losses) gains	(6)	2	(14)	—
Amount of loss reclassified into net income	2	1	1	—
Net change in postretirement benefit plans:
Net gain	10	—	3	—
Amortization of net actuarial loss into net income	2	5	8	14
Other comprehensive (loss) income, before tax	(106)	76	(115)	18
Income tax expense related to items of other comprehensive (loss) income	3	2	3	4
Other comprehensive (loss) income, net of tax	(109)	74	(118)	14
Comprehensive (loss) income	$(3)	$147	$123	$174
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$529	$533
Receivables, less allowances for discounts and doubtful accounts of $30 and $31 in 2014 and 2013, respectively	804	817
Inventories, net	516	475
Prepaid and other current assets	141	143
Deferred income tax assets	35	41
Total current assets	2,025	2,009
Property, plant and equipment, net	454	488
Goodwill	1,667	1,718
Other intangible assets, net	448	488
Other non-current assets	220	193
Total assets	$4,814	$4,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$314	$332
Accrued and other current liabilities	495	479
Short-term borrowings and current maturities of long-term debt	41	42
Total current liabilities	850	853
Long-term debt	1,199	1,199
Accrued postretirement benefits	319	348
Deferred income tax liabilities	183	191
Other non-current accrued liabilities	70	64
Total liabilities	2,621	2,655
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 188.4 shares and 187.6 shares in 2014 and 2013, respectively	2	2
Capital in excess of par value	1,785	1,753
Retained earnings	575	405
Treasury stock – at cost 6.5 shares and 3.0 shares in 2014 and 2013, respectively	(218)	(86)
Accumulated other comprehensive income	49	167
Total stockholders’ equity	2,193	2,241
Total liabilities and stockholders’ equity	$4,814	$4,896

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the nine months ended September 30,	2014	2013
Operating Activities
Net income	$241	$160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	70	72
Amortization	37	38
Share-based compensation	14	21
Restructuring charges	18	30
Gain from sale of businesses	(11)	—
Other, net	(2)	11
Payments for restructuring	(20)	(24)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(40)	(71)
Changes in inventories	(62)	(59)
Changes in accounts payable	(2)	4
Other, net	10	(19)
Net Cash – Operating activities	253	163
Investing Activities
Capital expenditures	(77)	(91)
Acquisitions of businesses, net of cash acquired	—	(81)
Proceeds from sale of business	30	—
Proceeds from the sale of property, plant and equipment	2	7
Net Cash – Investing activities	(45)	(165)
Financing Activities
Issuance of short-term debt	2	—
Principal payments of debt and capital lease obligations	—	(2)
Repurchase of common stock	(132)	(44)
Proceeds from exercise of employee stock options	17	2
Dividends paid	(71)	(65)
Excess tax benefit from share based compensation	1	—
Other, net	1	—
Net Cash – Financing activities	(182)	(109)
Effect of exchange rate changes on cash	(30)	1
Net change in cash and cash equivalents	(4)	(110)
Cash and cash equivalents at beginning of year	533	504
Cash and cash equivalents at end of period	$529	$394
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$36	$37
Income taxes (net of refunds received)	$69	$61
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
Xylem has two reportable segments, Water Infrastructure and Applied Water. The Water Infrastructure segment focuses on the transportation, treatment and testing of water, offering a range of products including water and wastewater pumps, treatment and testing equipment, and controls and systems. The Applied Water segment serves many of the primary uses of water and focuses on the residential, commercial, industrial and agricultural markets. The Applied Water segment’s major products include pumps, valves, heat exchangers, controls and dispensing equipment.
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

Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In June 2014, the Financial Accounting Standards Board (“FASB”) issued guidance related to the recognition of compensation on employee share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The standard states that the performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. This guidance is effective for annual reporting periods beginning after December 15, 2015 with early adoption permitted. The components of the guidance may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. This guidance is not expected to have an impact on our financial condition or results of operations.
In May 2014, the FASB issued guidance on recognizing revenue from contracts with customers. The guidance outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the model is that an entity recognizes revenue to portray the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also expands disclosure requirements regarding revenue recognition. This guidance is effective for annual reporting periods beginning after December 15, 2016 and may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. Early adoption is not permitted. We are currently evaluating the impact of the guidance on our financial condition and results of operations.
In April 2014, the FASB issued guidance related to the reporting of discontinued operations. The guidance states that the disposal of a business or operation is required to be reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. The guidance also expands disclosures about discontinued operations and the disposal of significant businesses that did not qualify for discontinued operations presentation. This standard is effective prospectively, for disposals (or businesses that qualify as “held for sale”) that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted. The impact of this guidance on our financial condition and results of operations will depend on the occurrence and the significance of disposal transactions that meet the criteria described above.
In January 2014, the FASB issued guidance related to service concession arrangements. A service concession arrangement is an arrangement between a public-sector entity grantor and an operating entity under which the operating entity operates the grantor's infrastructure (for example, airports, roads and bridges). The guidance states that service concession arrangements should not be accounted for under the guidance of Accounting Standards Codification Topic 840, Leases, but rather other guidance as deemed appropriate. This guidance is effective for fiscal years beginning on or after December 15, 2014 with early adoption permitted. Opening retained earnings will be adjusted in the year of adoption to reflect the cumulative historical impact of any arrangements existing at the date of adoption and the new guidance will then be applied to the financial statements on a prospective basis. The adoption of this guidance is not expected to have a material impact on our financial condition or results of operations.

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

Note 3. Acquisitions and Divestitures

Divestiture Activity

On July 2, 2014, we divested our Wolverhampton, U.K.-based pneumatic and hydraulic valves business for approximately $30 million. The sale resulted in a gain of $11 million reflected in gain from sale of business in our Condensed Consolidated Income Statement. The business, which was part of our Applied Water segment, provided a wide range of products, primarily to industrial original equipment manufacturer customers in the oil and gas sector. The business reported 2013 annual revenue of approximately $25 million.

Acquisition Activity

During the nine months ended September 30, 2014, we did not make any acquisitions. During the nine months ended September 30, 2013, we spent $84 million ($81 million, net of cash acquired) on acquisitions that were not material individually or in the aggregate to our results of operations or financial position.

Note 4. Restructuring Charges

During the three and nine months ended September 30, 2014, we recognized restructuring charges of less than $1 million and $18 million, respectively. We incurred these charges primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges relate to a reduction in structural costs, including the elimination of headcount and consolidation of facilities within both our Water Infrastructure and Applied Water segments.

During the three and nine months ended September 30, 2013 we recognized restructuring charges of $5 million and $30 million, respectively, which related to the reduction in structural costs, including the elimination of headcount and consolidation of facilities within both our Water Infrastructure and Applied Water segments.

The following table presents the components of restructuring expense for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
By component:
Severance and other charges	$—	$4	$18	$28
Lease related charges	—	1	—	1
Other restructuring charges	—	—	—	1
Reversal of restructuring accruals	—	—	—	—
Total restructuring charges	$—	$5	$18	$30

By segment:
Water Infrastructure	$—	$3	$12	$24
Applied Water	—	2	6	6

The following table displays a rollforward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within accrued and other current liabilities, for the nine months ended September 30, 2014 and 2013.

(in millions)	2014	2013
Restructuring accruals - January 1	$13	$9
Restructuring charges	18	30
Cash payments	(20)	(24)
Other	—	—
Restructuring accruals - September 30	$11	$15

By segment:
Water Infrastructure	$8	$12
Applied Water	3	3

The following is a rollforward for the nine months ended September 30, 2014 and 2013 of employee position eliminations associated with restructuring activities.

	2014	2013
Planned reductions - January 1	51	54
Additional planned reductions	233	439
Actual reductions	(206)	(346)
Planned reductions - September 30	78	147

Total expected costs associated with actions that commenced during the nine months ended September 30, 2014 are approximately $12 million for Water Infrastructure and approximately $9 million for Applied Water. These costs primarily consist of severance charges. Related to these actions, we incurred less than $1 million and $11 million for Water Infrastructure during the three and nine months ended September 30, 2014, respectively, and less than $1 million and $6 million for Applied Water during the three and nine months ended September 30, 2014, respectively. We currently expect activity related to these actions to continue through 2015.

Total expected costs associated with actions that commenced during 2013 are approximately $33 million for Water Infrastructure. Approximately $31 million of the expected cost was incurred in 2013, $0 million and $1 million was incurred during the three and nine months ended September 30, 2014, respectively, and $1 million is expected to be incurred through the end of 2014. Total expected costs associated with actions that commenced during 2013 are approximately $9 million for Applied Water. Approximately $8 million of the expected cost was incurred in 2013 and approximately $1 million is expected to be incurred through the end of 2014.

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
The income tax provision for the three months ended September 30, 2014 was $22 million at an effective tax rate of 17.5%, compared to $10 million at an effective tax rate of 12.1% for the same period in 2013. The income tax provision for the nine months ended September 30, 2014 was $52 million at an effective tax rate of 17.7%, compared to $31 million at an effective tax rate of 16.4% for the same period in 2013. The effective tax rate was lower than the United States Federal statutory rate in each period primarily due to geographic mix of earnings. Additionally, the effective tax rate was higher for the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to the tax impacts from special charges incurred by the Company in 2013 associated with the settlement of legal proceedings with Xylem Group LLC and the impact of one-time costs incurred for the change in chief executive officer.
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
The amount of unrecognized tax benefits at September 30, 2014 was $30 million which, if ultimately recognized, will reduce our annual effective tax rate. We do not believe that the unrecognized tax benefits will significantly change within the next twelve months.

We classify interest expense relating to unrecognized tax benefits as a component of other non-operating expense, net and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of September 30, 2014, we had $1 million of interest accrued for unrecognized tax benefits.

Note 6. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (in millions)	$106	$73	$241	$160
Shares (in thousands):
Weighted average common shares outstanding	182,196	185,044	183,343	185,294
Add: Participating securities (a)	48	122	46	165
Weighted average common shares outstanding — Basic	182,244	185,166	183,389	185,459
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	646	175	655	180
Dilutive effect of restricted stock	542	661	529	547
Weighted average common shares outstanding — Diluted	183,432	186,002	184,573	186,186
Basic earnings per share	$0.58	$0.39	$1.31	$0.86
Diluted earnings per share	$0.58	$0.39	$1.31	$0.86

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Stock options	2,709	4,414	2,769	4,342
Restricted stock	534	655	532	758
Performance shares	136	106	114	88

Note 7. Inventories

The components of total inventories, net are summarized as follows:

(in millions)	September 30, 2014	December 31, 2013
Finished goods	$213	$189
Work in process	37	31
Raw materials	266	255
Total inventories, net	$516	$475

Note 8. Property, Plant and Equipment

The components of total property, plant and equipment, net are as follows:

(in millions)	September 30, 2014	December 31, 2013
Land, buildings and improvements	$247	$263
Machinery and equipment	661	685
Equipment held for lease or rental	205	192
Furniture and fixtures	90	93
Construction work in progress	50	49
Other	22	22
Total property, plant and equipment, gross	1,275	1,304
Less accumulated depreciation	821	816
Total property, plant and equipment, net	$454	$488
Depreciation expense of $23 million and $70 million was recognized during the three and nine months ended September 30, 2014, respectively, and $23 million and $72 million for the three and nine months ended September 30, 2013, respectively.

Note 9. Goodwill and Other Intangible Assets
Changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2014 are as follows:

(in millions)	Water Infrastructure	Applied Water	Total
Balance as of January 1, 2014	$1,149	$569	$1,718
Activity in 2014
Goodwill (divested) acquired (a)	—	(6)	(6)
Foreign currency and other	(29)	(16)	(45)
Balance as of September 30, 2014	$1,120	$547	$1,667

(a)	On July 2, 2014, we divested our Wolverhampton, U.K.-based pneumatic and hydraulic valves business which had $6 million of goodwill associated with the business.
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
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	September 30, 2014			December 31, 2013
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$339	$(118)	$221	$352	$(104)	$248
Proprietary technology	107	(40)	67	109	(36)	73
Trademarks	34	(17)	17	35	(16)	19
Patents and other	19	(17)	2	20	(17)	3
Indefinite-lived intangibles	141	—	141	145	—	145
	$640	$(192)	$448	$661	$(173)	$488

Based on the results of our most recent annual impairment tests, we recorded a $2 million charge related to three trade names within our Water Infrastructure segment in the fourth quarter 2013. As of September 30, 2014, no events or circumstances have occurred that indicate an additional impairment has occurred. We will continue to monitor the indefinite-lived intangible assets on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

Amortization expense related to finite-lived intangible assets was $9 million and $27 million for the three and nine months ended September 30, 2014, respectively, and $9 million and $28 million for the three and nine months ended September 30, 2013, respectively.

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

Listed in the table below are the outstanding foreign currency derivatives that were used to hedge foreign exchange risks as of September 30, 2014.

(in millions; except number of instruments)
Foreign Currency Derivative	Number of Instruments	Total Notional Sold	Sell Notional Currency	Total Notional Purchased	Buy Notional Currency
Buy HUF/Sell EUR Forward	7	8	Euro (EUR)	2,423	Hungarian Forint (HUF)
Buy PLN/Sell EUR Forward	14	12	Euro (EUR)	50	Polish Zloty (PLN)
Buy SEK/Sell EUR Forward	15	94	Euro (EUR)	852	Swedish Krona (SEK)
Buy USD/Sell CAD Forward	13	17	Canadian Dollar (CAD)	15	United States Dollar (USD)
Sell AUD/Buy EUR Forward	16	16	Australian Dollar (AUD)	11	Euro (EUR)
Sell AUD/Buy USD Forward	7	5	Australian Dollar (AUD)	5	United States Dollar (USD)
Sell CAD/Buy EUR Forward	17	21	Canadian Dollar (CAD)	14	Euro (EUR)
Sell GBP/Buy EUR Forward	20	25	British Pound Sterling (GBP)	31	Euro (EUR)
Sell USD/Buy EUR Forward	34	89	United States Dollar (USD)	66	Euro (EUR)
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) gain recognized in Other Comprehensive Income (a)	$(6)	$2	$(14)	$—
Amount of loss (gain) reclassified from Other Comprehensive Income into revenue (a)	1	—	—	(1)
Amount of loss (gain) reclassified from Other Comprehensive Income into cost of revenue (a)	1	1	1	1

(a)	Effective portion
As of September 30, 2014, $11 million of the net unrealized losses on cash flow hedges is expected to be reclassified into earnings in the next 12 months. The ineffective portion of the change in fair value of a cash flow hedge is excluded from effectiveness testing and is recognized immediately in selling, general and administrative expenses in the Condensed Consolidated Income Statements. For the three and nine months ended September 30, 2014 and 2013, the amounts were not material.

The fair values of our foreign exchange contracts currently included in our hedging program were as follows:

(in millions)	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments
Assets
Other current assets	$1	$1
Liabilities
Other current liabilities	(9)	—

Note 11. Accrued and Other Current Liabilities

The components of total accrued and other current liabilities are as follows:

(in millions)	September 30, 2014	December 31, 2013
Compensation and other employee benefits	$185	$215
Customer-related liabilities	69	63
Accrued warranty costs	32	36
Accrued taxes	74	45
Other accrued liabilities	135	120
Total accrued and other current liabilities	$495	$479

Note 12. Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

(in millions)	September 30, 2014	December 31, 2013
Short-term borrowings and current maturities of long-term debt	$41	$42

Long-term debt
3.550% Senior Notes due 2016 (a)	$600	$600
4.875% Senior Notes due 2021 (a)	600	600
Unamortized discount (b)	(1)	(1)
Long-term debt	$1,199	$1,199
Total debt	$1,240	$1,241

(a)
The fair value of our Senior Notes (as defined below) was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2016 (as defined below) was $627 million and $635 million as of September 30, 2014 and December 31, 2013, respectively. The fair value of our Senior Notes due 2021 (as defined below) was $652 million and $629 million as of September 30, 2014 and December 31, 2013, respectively.

(b)
The unamortized discount is recognized as a reduction in the carrying value of the Senior Notes in the Condensed Consolidated Balance Sheets and is being amortized to interest expense in our Condensed Consolidated Income Statements over the expected remaining terms of the Senior Notes.

Senior Notes
On September 20, 2011, we issued 3.550% Senior Notes of $600 million aggregate principal amount due September 2016 (the "Senior Notes due 2016") and 4.875% Senior Notes of $600 million aggregate principal amount due October 2021 (the "Senior Notes due 2021" and together with the Senior Notes due 2016 the "Senior Notes").

The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and leaseback transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. As of September 30, 2014, we were in compliance with all covenants. If a change of control triggering event (as defined in the Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.
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
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of September 30, 2014, we were in compliance with all covenants. The Credit Facility also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

As of September 30, 2014, the Credit Facility remains undrawn.

Research and Development Facility Agreement

On December 4, 2013, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank (the "EIB") to add an additional borrower under the facility.  The facility provides an aggregate principal amount of up to €120 million (approximately $153 million) to finance research projects and infrastructure development in the European Union. The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the R&D Facility Agreement.  The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the EIB. The funds are available to finance research and development projects during the period from 2013 through 2016 at the Company's R&D facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.

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

In accordance with the terms of the R&D Facility Agreement, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of September 30, 2014, we were in compliance with all covenants. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions, such as customary representations and warranties, additional covenants and customary events of default.

As of September 30, 2014, $36 million was outstanding under the R&D Facility Agreement. Although the borrowing term for this arrangement is for five years, we have classified it as short-term debt on our Condensed Consolidated Balance Sheet since we intend to repay this obligation in less than one year.

Note 13. Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost for our defined benefit pension plans, disaggregated by domestic and international plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Domestic defined benefit pension plans:
Service cost	$1	$1	$2	$2
Interest cost	—	1	2	3
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of net actuarial loss	—	1	1	3
Net periodic benefit cost	$—	$2	$2	$5
International defined benefit pension plans:
Service cost	$3	$3	$11	$10
Interest cost	8	7	22	21
Expected return on plan assets	(8)	(7)	(25)	(23)
Amortization of net actuarial loss	2	3	6	9
Net periodic benefit cost	$5	$6	$14	$17
Total net periodic benefit cost	$5	$8	$16	$22

The total net periodic benefit cost for other postretirement employee benefit plans was $1 million and $4 million for the three and nine months ended September 30, 2014, respectively, including amounts recognized in other comprehensive income of less than $1 million and $1 million, respectively. The total net periodic benefit cost for other postretirement employee benefit plans was $2 million and $5 million for the three and nine months ended September 30, 2013, respectively, including amounts recognized in other comprehensive income of $1 million and $2 million, respectively.
We contributed $30 million and $32 million to postretirement benefit plans during the nine months ended September 30, 2014 and 2013, respectively. Additional contributions ranging between approximately $5 million and $10 million are expected during the remainder of 2014.
During the third quarter 2014, we amended one of our international pension plans as well as one of our domestic other postretirement plans. The pension plan amendment froze the accrual of benefits and closed the plan to new entrants. The other postretirement plan amendment modified the accrual of benefits and closed the plan to new entrants. The overall impact of these changes to our third quarter financial statements was a $10 million increase to funded status. This included a net loss of $3 million ($1 million net of tax) and a prior service credit of $13 million ($8 million net of tax) recognized in other comprehensive income.

Note 14. Share-Based Compensation Plans
Share-based compensation expense was $5 million and $14 million during the three and nine months ended September 30, 2014, respectively, and $9 million and $21 million during the three and nine months ended September 30, 2013, respectively. The unamortized compensation expense related to our stock options, restricted stock and performance based shares was $7 million, $20 million and $4 million, respectively, at September 30, 2014 and is expected to be recognized over a weighted average period of 2.0, 1.8 and 2.2 years, respectively. The amount of cash received from the exercise of stock options was $17 million and $2 million for the nine months ended September 30, 2014 and 2013, respectively.
On March 17, 2014, the Company named Patrick K. Decker as the new President and Chief Executive Officer of Xylem Inc. As part of Mr. Decker's employment agreement, he was awarded 165,584 stock options, 40,342 restricted stock and 40,342 performance-based shares. The award was granted subject to the approval of the Xylem Omnibus Incentive Plan, which was obtained at the annual meeting of shareholders in May 2014. The share and associated expense amounts are included beginning as of the May approval date.
Stock Option Grants
The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2014:

(shares in thousands)	Shares	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2014	3,504	$26.80	6.4
Granted	543	$38.16	10.0
Exercised	(617)	$27.87	4.4
Forfeited	(70)	$25.93	6.0
Outstanding at September 30, 2014	3,360	$28.47	6.6
Options exercisable at September 30, 2014	1,897	$26.87	5.3
Vested and expected to vest as of September 30, 2014	3,247	$28.26	6.5
The aggregate intrinsic value of the outstanding, exercisable, and vested and expected to vest stock options as of September 30, 2014 was $28 million, $18 million and $28 million, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the nine months ended September 30, 2014 was $6 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2014 grants:

Dividend yield	1.34%
Volatility	28.49%
Risk-free interest rate	1.82%
Expected term (in years)	5.6
Weighted-average fair value / share	$9.71
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
Restricted Stock Grants
The following is a summary of restricted stock activity for the nine months ended September 30, 2014:

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2014	1,275	$27.67
Granted	377	$38.35
Vested	(230)	$30.98
Forfeited	(79)	$29.13
Outstanding at September 30, 2014	1,343	$30.06
Performance-Based Share Grants
The following is a summary of performance-based share grants for the nine months ended September 30, 2014:

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2014	52	$27.49
Granted	84	$37.87
Vested	—	$—
Forfeited	—	$—
Outstanding at September 30, 2014	136	$33.85

Note 15. Capital Stock

As announced on August 21, 2013, the Board of Directors authorized the repurchase of up to $250 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. During the three and nine months ended September 30, 2014, we repurchased 0.8 million and 3.4 million shares for $30 million and $130 million, respectively, under this program. There are up to $70 million in shares that may still be purchased under this plan as of September 30, 2014. For both the three and nine months ended September 30, 2013, we repurchased 1.0 million shares for $25 million under this program.

As announced on August 20, 2012, the Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares repurchased under this program during the three and nine months ended September 30, 2014. There are up to 1.0 million shares that may still be purchased under this plan as of September 30, 2014. There were no shares repurchased during the three months ended September 30, 2013. For the nine months ended September 30, 2013, there were 0.6 million shares repurchased for $17 million.

Aside from the aforementioned repurchase programs, we repurchased less than 0.1 million shares for less than $1 million during the three months ended September 30, 2014, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock. We repurchased less than 0.1 million shares for $2 million during the nine months ended September 30, 2014. Likewise, during the three and nine months ended September 30, 2013, we repurchased approximately 0.2 million shares in both periods for $4 million and $6 million, respectively.

Note 16. Accumulated Other Comprehensive Income (Loss)

The following table provides the components of accumulated other comprehensive income (loss) for the three months ended September 30, 2014:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at July 1, 2014	$352	$(187)	$(7)	$158
Foreign currency translation adjustment	(114)	—	—	(114)
Changes in postretirement benefit plans	—	10	—	10
Income tax expense on changes in postretirement benefit plans	—	(3)	—	(3)
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	1	—	1
Selling, general and administrative expenses	—	1	—	1
Income tax expense on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized loss on foreign exchange agreements	—	—	(6)	(6)
Income tax benefit on unrealized loss on foreign exchange agreements	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at September 30, 2014	$238	$(179)	$(10)	$49

The following table provides the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2014:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2014	$351	$(186)	$2	$167
Foreign currency translation adjustment	(113)	—	—	(113)
Changes in postretirement benefit plans	—	3	—	3
Income tax expense on changes in postretirement benefit plans	—	(1)	—	(1)
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	3	—	3
Selling, general and administrative expenses	—	5	—	5
Income tax expense on amortization of postretirement benefit plan items	—	(3)	—	(3)
Unrealized loss on foreign exchange agreements	—	—	(14)	(14)
Income tax benefit on unrealized loss on foreign exchange agreements	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at September 30, 2014	$238	$(179)	$(10)	$49

Note 17. Commitments and Contingencies
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses, including acquisitions and divestitures, intellectual property matters, product liability and personal injury claims, employment and pension matters, government and commercial contract disputes.
On October 1, 2014, the court approved a settlement agreement with respect to a purchase price dispute with the minority shareholders arising from one of our historical acquisitions.  All outstanding claims have been settled and the court proceedings have been terminated.  The settlement has been reflected on the September 30, 2014 Condensed Consolidated Balance Sheet and is consistent with what had been previously accrued.
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

Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations or financial condition. We have estimated and accrued $17 million for these general legal matters as of both September 30, 2014 and December 31, 2013.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $6 million and $8 million as of September 30, 2014 and December 31, 2013 for environmental matters, respectively.
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

(in millions)	2014	2013
Warranty accrual – January 1	$37	$40
Net changes for product warranties in the period	19	24
Settlement of warranty claims	(23)	(26)
Foreign currency and other	(1)	—
Warranty accrual - September 30	$32	$38

Note 18. Segment Information
Our business has two reportable segments: Water Infrastructure and Applied Water. The Water Infrastructure segment, comprising our Water Solutions and Analytics operating segments, focuses on the transportation, treatment and testing of water, offering a range of products including water and wastewater pumps, treatment and testing equipment, and controls and systems. The Applied Water segment encompasses the uses of water and focuses on the residential, commercial, industrial and agricultural markets offering a wide range of products, including pumps, valves and heat exchangers. Corporate and other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as environmental matters that are managed at a corporate level and are not included in the business segments in evaluating performance or allocating resources.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2013 Annual Report). The following tables contain financial information for each reportable segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Revenue:
Water Infrastructure	$619	$619	$1,823	$1,766
Applied Water	362	360	1,105	1,086
Eliminations	(18)	(14)	(54)	(48)
Total	$963	$965	$2,874	$2,804
Operating Income:
Water Infrastructure	$94	$88	$217	$171
Applied Water	52	40	145	125
Corporate and other	(16)	(30)	(40)	(62)
Total	$130	$98	$322	$234
Depreciation and Amortization:
Water Infrastructure	$27	$27	$81	$83
Applied Water	7	7	21	21
Corporate and other	1	2	5	6
Total	$35	$36	$107	$110
Capital Expenditures:
Water Infrastructure	$19	$18	$50	$57
Applied Water	8	7	21	26
Corporate and other	2	5	6	8
Total	$29	$30	$77	$91
The following table contains the total assets for each reportable segment.

	Total Assets
(in millions)	September 30, 2014	December 31, 2013
Water Infrastructure	$2,918	$2,989
Applied Water	1,333	1,340
Corporate and other (a)	563	567
Total	$4,814	$4,896

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

Overview

Xylem is a leading equipment and service provider for water and wastewater applications with a broad portfolio of products and services addressing the full cycle of water, from collection, distribution and use to the return of water to the environment. Our business focuses on providing technology-intensive equipment and services. Our product and service offerings are organized into two reportable segments: Water Infrastructure and Applied Water. Our segments are aligned with each of the sectors in the cycle of water, water infrastructure and usage applications.

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

Executive Summary
Xylem reported revenue for the third quarter of 2014 of $963 million, a decrease of 0.2% compared to $965 million during the third quarter of 2013. Revenue was flat on a constant currency basis due to organic growth of 0.7% offset by the impact of our divestiture of our Wolverhampton valves business. The organic growth was driven by strength from emerging markets and the United States which was offset by weakness in the European markets. Operating income for the third quarter of 2014 was $130 million, reflecting an increase of $32 million or 32.7% compared to $98 million in the third quarter of 2013, primarily due to savings from lean six sigma activities, global sourcing initiatives and restructuring actions as well as $20 million in non-recurring special charges in the prior year, which more than offset headwinds from cost inflation and unfavorable price and sales mix. Additionally, restructuring and realignment cost actions taken to improve the overall cost base of the business were $4 million in the third quarter of 2014 as compared to $12 million in the prior year.

Additional financial highlights for the quarter ended September 30, 2014 include the following:

•	Orders of $1,027 million, or 7.5% growth from $955 million in the prior year

•	Earnings per share of $0.58, up 48.7% from prior year ($0.53 on an adjusted basis, up 8.2%)

•
Cash flow from operating activities of $253 million for the nine months ended September 30, 2014, up 55.2% from prior year, and free cash flow of $176 million as compared to $72 million in the prior year.

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

•
"adjusted net income" and "adjusted earnings per share" defined as net income and earnings per share, respectively, adjusted to exclude non-recurring restructuring and realignment costs, gain on sale of business, special charges and tax-related special items. A reconciliation of adjusted net income is provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share data)	2014	2013	2014	2013
Net income	$106	$73	$241	$160
Restructuring and realignment, net of tax	3	7	23	36
Special charges, net of tax	—	12	—	12
Tax-related special items	(1)	—	(5)	—
Gain on sale of business, net of tax	(11)	—	(11)	—
Adjusted net income	$97	$92	$248	$208
Weighted average number of shares - Diluted	183.4	186.0	184.6	186.2
Adjusted earnings per share	$0.53	$0.49	$1.35	$1.12

•	"operating expenses excluding restructuring and realignment costs" defined as operating expenses, adjusted to exclude restructuring and realignment costs and special charges.

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

	Nine Months Ended
	September 30,
(In millions)	2014	2013
Net cash provided by operating activities	$253	$163
Capital expenditures	(77)	(91)
Free cash flow	$176	$72

2014 Outlook

We continue to expect a modest recovery in the United States industrial markets combined with continued strength in the emerging markets. We are monitoring the European market conditions and expect marginal improvement in performance in our industrial end markets there. Globally, while our industrial markets are improving in production and capital outlay, continued mixed geographical performance in mining is expected. We expect public utilities to be flat to up slightly for the remainder of 2014, but at a lower rate than we experienced in the first half of 2014 and lower compared to the second half of 2013, which was particularly strong. We expect marginal growth for the remainder of 2014 within commercial building applications from an improved outlook in the U.S. institutional building sector, which will be reinforced by incremental growth from new products and strength in emerging markets, partially offset by mixed European market conditions. We expect flat to slightly negative revenue growth from residential building applications over the balance of the year from continued strength in the United States markets tempered by weakness in Europe. We are continuing to execute restructuring and realignment actions, including our organizational redesign and repositioning of our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. In 2014, we continue to expect to incur approximately $30 to $35 million in restructuring costs, and approximately $10 to $15 million in realignment costs. We expect to realize approximately $25 million of incremental net savings in 2014 from restructuring actions initiated in 2013, and an additional $15 to $17 million of net savings from our 2014 actions. Additional strategic actions we have undertaken include investing in a customer relationship management system, growth platforms and new product development, as well as executing operating efficiencies through lean six sigma and global sourcing initiatives. We also will continue to focus on the Xylem Management System, which integrates our key business processes.

Additionally, in the fourth quarter of 2014 we expect to finalize the implementation of our revised measurement system related to the organizational redesign we previously initiated whereby we shifted within geographical regions from marketing and sales organizations tied to specific business units to an integrated approach across the Xylem portfolio of products.

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2014	2013	Change		2014	2013	Change
Revenue	$963	$965	(0.2)%		$2,874	$2,804	2.5%
Gross Profit	376	384	(2.1)%		1,106	1,089	1.6%
Gross Margin	39.0%	39.8%	(80)	bp	38.5%	38.8%	(30)	bp
Operating expenses excluding restructuring and realignment costs and special charges	242	254	(4.7)%		753	783	(3.8)%
Expense to revenue ratio	25.1%	26.3%	(120)	bp	26.2%	27.9%	(170)	bp
Restructuring and realignment costs	4	12	(66.7)%		31	52	(40.4)%
Special charges	—	20	NM		—	20	NM
Total operating expenses	246	286	(14.0)%		784	855	(8.3)%
Operating Income	130	98	32.7%		322	234	37.6%
Operating Margin	13.5%	10.2%	330	bp	11.2%	8.3%	290	bp
Interest and other non-operating expense, net	13	15	(13.3)%		40	43	(7.0)%
Gain on sale of business	11	—	NM		11	—	NM
Income tax expense	22	10	120.0%		52	31	67.7%
Tax rate	17.5%	12.1%	540	bp	17.7%	16.4%	130	bp
Net Income	$106	$73	45.2%		$241	$160	50.6%

NM - Not meaningful percentage change
Revenue
Revenue generated during the three and nine months ended September 30, 2014 was $963 million and $2,874 million, respectively, reflecting a decrease of $2 million or 0.2% and an increase of $70 million or 2.5%, respectively, compared to the same prior year periods. On a constant currency basis, revenue was flat and increased 2.5% for the three and nine months ended September 30, 2014, respectively. The flat performance included organic growth of 0.7% driven by strong growth from emerging markets and the United States which was offset by weakness in the European markets and also offset by the impact of our divestiture of our Wolverhampton valves business as of the beginning of the third quarter of 2014. The 2.5% increase reflected organic growth across most regions partially offset by declines in Europe.

The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and fluctuations in foreign currency in relation to revenue during the three and nine months ended September 30, 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	Change	% Change	Change	% Change
2013 Revenue	$965		$2,804
Organic growth	7	0.7%	70	2.5%
Acquisitions/(Divestitures)	(7)	(0.7)%	(1)	—%
Constant Currency	—	—%	69	2.5%
Foreign currency translation (a)	(2)	(0.2)%	1	—%
Total change in revenue	(2)	(0.2)%	70	2.5%
2014 Revenue	$963		$2,874

(a)
Foreign currency impact primarily due to fluctuations in the value of the Euro, British Pound, Australian Dollar, Canadian Dollar, South African Rand, Argentine Peso and Swedish Krona against the U.S. Dollar.

The following table summarizes revenue by segment:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2014	2013	As Reported Change	Constant Currency Change	2014	2013	As Reported Change	Constant Currency Change
Water Infrastructure	$619	$619	—%	0.6%	$1,823	$1,766	3.2%	3.9%
Applied Water	362	360	0.6%	(0.8)%	1,105	1,086	1.7%	0.1%
Eliminations	(18)	(14)			(54)	(48)
Total	$963	$965	(0.2)%	—%	$2,874	$2,804	2.5%	2.5%
Water Infrastructure
Water Infrastructure revenue was flat for the third quarter of 2014 (0.6% increase at constant currency) and increased $57 million, or 3.2% for the nine months ended September 30, 2014 (3.9% increase at constant currency) compared to the respective 2013 periods. The 0.6% constant currency increase reflects organic growth within the industrial water end market. The 3.9% constant currency increase was driven by strength in the public utility and industrial water end markets as well as $6 million from acquisitions.
From an application perspective for the third quarter of 2014, there was strong organic revenue growth in transport and test applications which was offset by declines in treatment applications. Revenue from transport applications grew primarily from strength in public utility pump and aftermarket revenues as well as increased industrial dewatering activity in the United States from an increase in rental and oil and gas activities. Revenue from test applications grew due to strength in most regions, but primarily within the United States from increased government spending. Revenue from treatment applications decreased significantly reflecting lower deliverable project backlog in the United States and European markets coupled with the lapping of projects delivered in the prior year within the emerging markets, particularly in Asia.
For the nine months ended September 30, 2014, organic revenue growth was generated across all applications. The growth realized in transport and test applications was predominately due to dynamics similar to those impacting the third quarter, coupled with large custom transport pump sales in Asia and higher test application large projects in Latin America and the Middle East in the first quarter. Strength in treatment applications realized in the first half of the year, which was driven by strength in emerging markets, was partially offset by the aforementioned declines in the third quarter.
Applied Water
Applied Water revenue increased $2 million, or 0.6% for the third quarter of 2014 (0.8% decrease at constant currency) and grew $19 million, or 1.7% for the nine months ended September 30, 2014 (0.1% increase at constant currency) compared to the respective 2013 periods. The 0.8% constant currency decline in the third quarter is primarily due to $7 million of revenue in the prior year from our Wolverhampton valves business which we divested at the beginning of the third quarter this year, partially mitigated by organic revenue growth of $4 million, or 1.1% versus last year due to strength in the commercial building services end market, which more than offset weakness in the residential and agriculture end markets. The 0.1% increase at constant currency for the nine months ended September 30, 2014 was due to $8 million, or 0.7% organic growth in the industrial and commercial end markets, offset by declines in the residential and agriculture end markets and further offset by $7 million in revenue from the divestiture of the Wolverhampton valves business.
From an application perspective for the third quarter of 2014, the organic revenue increase was primarily driven by strength in commercial building applications offset by weakness in the residential building applications and flat performance in industrial water. Revenue grew in commercial buildings primarily within the United States and China due to revenues from new products and improving market conditions in the United States. Residential building applications experienced declines due to southern Europe residential market weakness, which was partially offset by growth in the United States residential market. The industrial applications were roughly flat in the quarter as strength from improving U.S. industrial markets was offset by continued weakness in Southern Europe. The overall decrease was also partially offset by continued strength from industrial projects in the emerging markets, specifically Asia.
For the nine months ended September 30, 2014, the increase in organic revenue was driven by overall growth in industrial water from projects in Asia and the Middle East. The frigid weather conditions in the northeast and midwest regions of the United States which caused increased demand for HVAC units and circulator pumps within the residential building services market in the first quarter were offset predominately by the aforementioned weakness in Europe during the second and third quarters. Finally, declines in the the first half of 2014 within the commercial building services market from slow construction activity was fully offset by the aforementioned strength in this market experienced in the third quarter.
Orders / Backlog
Orders received during the third quarter of 2014 of $1,027 million increased by $72 million, or 7.5% over the third quarter of the prior year (7.7% increase at constant currency), including a $5 million impact related to the divestiture of our Wolverhampton business during the quarter. Orders received during the nine months ended September 30, 2014 of $3,051 million increased by $125 million, or 4.3% from the prior year (4.2% increase at constant currency). Organic order growth increased 8.3% and 4.1% for the three and nine months ended September 30, 2014, respectively.
Water Infrastructure segment orders increased $63 million, or 10.2% to $680 million (11.0% increase at constant currency) for the quarter as compared to the prior year. Organic orders increased 11.0% during the third quarter principally due to higher industrial demand within transport for wastewater pumps primarily in the United States and Europe. Additionally, the increase was driven by the dewatering business from an increase in rental and equipment sales activity and oil and gas orders. Growth was also driven by test applications resulting from modest expansion in government spending in the United States and strength in the European markets. For the nine months ended September 30, 2014, orders increased $108 million, or 5.8% to $1,973 million (6.3% increase at constant currency) as compared to the prior year, including $8 million from acquisitions. Organic orders increased 5.9% for the nine months ended

September 30, 2014 due to similar dynamics impacting the order activity in the third quarter, combined with higher industrial demand for large custom transport pumps in the first quarter.
Applied Water segment orders increased $8 million (1.7% increase at constant currency) and increased $24 million, or 2.2% (0.4% increase at constant currency) for the three and nine months ended September 30, 2014, respectively. Organic order volume increased 3.1% and 0.8% for the three and nine months ended September 30, 2014, respectively. Organic order volume increased during the three month period as a result of similar market dynamics impacting revenue. For the nine months ended September 30, 2014, organic order volume increased from strength in the commercial building services and industrial markets within the United States as well as continued strength in China, driven by our key account growth strategy in the region. The growth was partially offset by weakness in the residential markets of Europe and the United States.
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. Total backlog was $844 million at September 30, 2014, an increase of $92 million or 12.2% as compared to $752 million at September 30, 2013 and an increase of $137 million or 19.4% as compared to $707 million at December 31, 2013. We anticipate that approximately 60% of the backlog at September 30, 2014 will be recognized as revenue in the remainder of 2014.
Gross Margin
Gross margin declined slightly to 39.0% and 38.5% for the three and nine months ended September 30, 2014, respectively, compared to 39.8% and 38.8%, respectively, for 2013. Gross margin was impacted by lower margin sales in the Water Infrastructure segment caused by the geographic sales mix due to higher volume sold to the emerging markets combined with foreign exchange headwinds, unfavorable product sales mix and negative price impacts. These declines were partially mitigated by benefits realized from restructuring savings and cost saving initiatives through lean six sigma and global sourcing across both segments.
Operating Expenses
The following table presents operating expenses for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2014	2013	Change		2014	2013	Change
Selling, general and administrative expenses (SG&A)	$222	$257	(13.6)%		$688	$747	(7.9)%
SG&A as a % of revenue	23.1%	26.6%	(350)	bp	23.9%	26.6%	(270)	bp
Research and development expenses (R&D)	24	24	—%		78	78	—%
R&D as a % of revenue	2.5%	2.5%	—	bp	2.7%	2.8%	(10)	bp
Restructuring charges	—	5	(100.0)%		18	30	(40.0)%
Operating expenses	$246	$286	(14.0)%		$784	$855	(8.3)%
Expense to revenue ratio	25.5%	29.6%	(410)	bp	27.3%	30.5%	(320)	bp

Selling, General and Administrative Expenses

SG&A decreased by $35 million to $222 million or 23.1% of revenue in the third quarter of 2014, as compared to $257 million or 26.6% of revenue in 2013; and decreased by $59 million to $688 million or 23.9% of revenue in the nine months ended September 30, 2014, as compared to $747 million or 26.6% of revenue in 2013. The decrease in SG&A expenses as a percentage of revenue during both periods is primarily due to benefits from restructuring actions combined with cost saving initiatives as well as the absence of $20 million incurred last year for a legal settlement with Xylem Group LLC and for the change in our chief executive officer. Also impacting the decrease in the current year were lower realignment costs of $3 million and $9 million for the three and nine month periods, respectively. Additionally, the year-over-year decrease in SG&A expenses as a percentage of revenue for the nine months ended September 30, 2014 was also aided by higher sales volume.

Research and Development Expenses

R&D spending was flat at $24 million or 2.5% of revenue in the third quarter of 2014 as compared to $24 million or 2.5% of revenue in the comparable period of 2013. R&D investments also remained roughly flat at $78 million or 2.7% of revenue for the nine months ended September 30, 2014, as compared to $78 million or 2.8% of revenue in the comparable period of 2013.
Restructuring Charges

During the three and nine months ended September 30, 2014, we recognized restructuring charges of less than $1 million and $18 million, respectively. We incurred these charges related to actions taken in 2014 primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges relate to the reduction in structural costs, including a decrease in headcount and consolidation of facilities within both our Water Infrastructure and Applied Water segments. Included in these charges is $0 million and $1 million, during the three and nine months ended September 30, 2014, respectively, related to actions that commenced in 2013.

During the three and nine months ended September 30, 2013, we recognized restructuring charges of $5 million and $30 million, respectively. These charges related to the reduction in structural costs, including the elimination of headcount and consolidation of facilities within both our Water Infrastructure and Applied Water segments.

Total expected costs associated with actions that commenced during the nine months ended September 30, 2014 are approximately $12 million for Water Infrastructure and approximately $9 million for Applied Water. These costs primarily consist of severance charges. Related to these actions we incurred less than $1 million and $11 million for Water Infrastructure during the three and nine months ended September 30, 2014, respectively, and less than $1 million and $6 million for Applied Water during the three and nine months ended September 30, 2014, respectively. We currently expect activity related to these actions to continue through 2015. As a result of actions initiated during the nine months ended September 30, 2014, we estimate net savings of approximately $13 million in 2014 and annual future net savings beginning in 2015 of approximately $20 million.

We expect to incur approximately $30 to $35 million in restructuring costs for the full year which contemplates additional actions beyond those discussed above. As a result of all of the actions taken and expected to be taken in 2014, we anticipate approximately $15 to $17 million of total net savings to be realized during 2014.

Operating Income
We generated operating income of $130 million during the third quarter of 2014, a $32 million increase compared to $98 million in 2013, and $322 million in the nine months ended September 30, 2014, an increase of $88 million compared to $234 million in 2013. The stronger results in both periods were driven by cost saving initiatives and savings from restructuring actions. These were partially offset by cost inflation combined with unfavorable impacts from price as well as geographic and product sales mix. Also impacting the year-over-year improvement in both periods was the absence of costs incurred last year for a legal settlement and change of our chief executive officer as well as lower restructuring and realignment costs.
The following table illustrates operating income results for our business segments:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2014	2013	Change		2014	2013	Change
Water Infrastructure	$94	$88	6.8%		$217	$171	26.9%
Applied Water	52	40	30.0%		145	125	16.0%
Segment operating income	146	128	14.1%		362	296	22.3%
Corporate and other	(16)	(30)	(46.7)%		(40)	(62)	(35.5)%
Total operating income	$130	$98	32.7%		$322	$234	37.6%
Operating margin
Water Infrastructure	15.2%	14.2%	100	bp	11.9%	9.7%	220	bp
Applied Water	14.4%	11.1%	330	bp	13.1%	11.5%	160	bp
Total Xylem	13.5%	10.2%	330	bp	11.2%	8.3%	290	bp

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2014	2013	Change		2014	2013	Change
Water Infrastructure
Operating income	$94	$88	6.8%		$217	$171	26.9%
Restructuring and realignment costs	3	8	(62.5)%		20	40	(50.0)%
Adjusted operating income	$97	$96	1.0%		$237	$211	12.3%
Adjusted operating margin	15.7%	15.5%	20	bp	13.0%	11.9%	110	bp
Applied Water
Operating income	$52	$40	30.0%		$145	$125	16.0%
Restructuring and realignment costs	1	4	(75.0)%		11	12	(8.3)%
Adjusted operating income	$53	$44	20.5%		$156	$137	13.9%
Adjusted operating margin	14.6%	12.2%	240	bp	14.1%	12.6%	150	bp
Total Xylem
Operating income	$130	$98	32.7%		$322	$234	37.6%
Restructuring and realignment costs	4	12	(66.7)%		31	52	(40.4)%
Special charges	—	20	NM		—	20	NM
Adjusted operating income	$134	$130	3.1%		$353	$306	15.4%
Adjusted operating margin	13.9%	13.5%	40	bp	12.3%	10.9%	140	bp
NM - Not meaningful percentage change

Water Infrastructure
Operating income for our Water Infrastructure segment increased $6 million or 6.8% (increased $1 million or 1.0% on an adjusted basis) for the third quarter of 2014 and increased $46 million or 26.9% (increased $26 million or 12.3% on an adjusted basis) for the nine months ended September 30, 2014 compared with the same respective periods for the prior year. The increase for the third quarter of 2014 was principally due to cost savings from lean six sigma, restructuring and global sourcing initiatives, which were partially offset by cost inflation and unfavorable sales mix and price. The increase for the nine months ended September 30, 2014 was primarily related to the same factors impacting the third quarter and was also negatively impacted by foreign exchange headwinds.
Applied Water
Operating income for our Applied Water segment increased $12 million or 30.0% (increased $9 million or 20.5% on an adjusted basis) for the third quarter of 2014 and increased $20 million or 16.0% (increased $19 million or 13.9% on an adjusted basis) for the nine months ended September 30, 2014 compared with the same respective periods for the prior year. The increases for both periods were driven by global sourcing, lean six sigma initiatives and restructuring savings as well as modest price realization, which were partially offset by cost inflation.

Interest Expense
Interest expense was $14 million and $41 million for the respective three and nine months ended September 30, 2014 and 2013, primarily related to the interest on the $1.2 billion long-term debt issued in September 2011. See "Liquidity and Capital Resources" for further details.
Income Tax Expense
The income tax provision for the three months ended September 30, 2014 was $22 million at an effective tax rate of 17.5%, compared to $10 million at an effective tax rate of 12.1% for the same period in 2013. The income tax provision for the nine months ended September 30, 2014 was $52 million at an effective tax rate of 17.7%, compared to $31 million at an effective tax rate of 16.4% for the same period in 2013. The effective tax rate was lower than the United States Federal statutory rate in each period primarily due to geographic mix of earnings. Additionally, the effective tax rate was higher for the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to the tax impacts from special charges incurred by the Company in 2013 associated with the settlement of legal proceedings with Xylem Group LLC and the impact of one-time costs incurred for the change in chief executive officer.
Other Comprehensive Income (Loss)
Other comprehensive loss was $109 million and $118 million for the three and nine months ended September 30, 2014, respectively, compared to income of $74 million and $14 million for the three and nine months ended September 30, 2013, respectively. The change was driven almost entirely from unfavorable foreign currency translation impacts in 2014 as compared to favorable currency impacts in 2013, primarily due to the weakening of the Euro against the US Dollar.
Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Nine Months Ended
	September 30,
(In millions)	2014	2013	Change
Operating activities	$253	$163	$90
Investing activities	(45)	(165)	120
Financing activities	(182)	(109)	(73)
Foreign exchange	(30)	1	(31)
Total	$(4)	$(110)	$106
Sources and Uses of Liquidity
Operating Activities
During the nine months ended September 30, 2014, net cash provided by operating activities increased by $90 million as compared to the prior year. The year-over-year increase was primarily driven by increased cash inflow from income, as well as an increase in cash inflow from accounts receivable due to stronger cash collection activities. Also contributing to the increase was a refund of value-added tax in the current year that was paid during 2013.

Investing Activities
Cash used in investing activities was $45 million for the nine months ended September 30, 2014, $120 million lower as compared to $165 million in the prior year. There were no acquisitions in 2014, whereas we used cash of $81 million for acquisitions during 2013. Additionally, we received cash of $30 million in 2014 for the sale of a business. Capital expenditures decreased $14 million from the prior year due to prior year information technology investments, as well as some manufacturing facility investments, which did not recur.
Financing Activities
Cash used in financing activities was $182 million for the nine months ended September 30, 2014 as compared to $109 million in the prior year, primarily driven by an increase in share repurchase activity of $88 million under the share repurchase plan announced in 2013, as well as an increase of $6 million, or 10% increase per share in dividends paid to shareholders. The increased cash use was partially offset by an increase in proceeds from the exercise of stock options of $15 million.
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
Senior Notes
On September 20, 2011, we issued 3.550% Senior Notes of $600 million aggregate principal amount due September 2016 (the "Senior Notes due 2016") and 4.875% Senior Notes of $600 million aggregate principal amount due October 2021 (the "Senior Notes due 2021" and together with the Senior Notes due 2016 the "Senior Notes").

The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and leaseback transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. As of September 30, 2014, we were in compliance with all covenants. If a change of control triggering event (as defined in the Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.

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
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of September 30, 2014, we were in compliance with all covenants. The Credit Facility also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

As of September 30, 2014, the Credit Facility remains undrawn.

Research and Development Facility Agreement

On December 4, 2013, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank (the "EIB") to add an additional borrower under the facility.  The facility provides an aggregate principal amount of up to €120 million (approximately $153 million) to finance research projects and infrastructure development in the European Union. The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the R&D Facility Agreement.  The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the EIB. The funds are available to finance research and development projects during the period from 2013 through 2016 at the Company's R&D facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.

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

In accordance with the terms of the R&D Facility Agreement, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. As of September 30, 2014, we were in compliance with all covenants. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions, such as customary representations and warranties, additional covenants and customary events of default.

As of September 30, 2014, $36 million was outstanding under the R&D Facility Agreement. Although the borrowing term for this arrangement is for five years, we have classified it as short-term debt on our Condensed Consolidated Balance Sheet since we intend to repay this obligation in less than one year.
Non-U.S. Operations
We generated approximately 61% and 62% of our revenue from non-U.S. operations for the three and nine months ended September 30, 2014, and approximately 63% and 62% for the three and nine months ended September 30, 2013. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of our review, it is determined that all or a portion of the funds may be needed for our operations in the United States, we may be required to accrue additional U.S. taxes. As of September 30, 2014, our foreign subsidiaries were holding $474 million in cash or marketable securities.
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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended September 30, 2014:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
7/1/14 - 7/31/14	—	—	—	137.1
8/1/14 - 8/31/14	0.8	35.91	0.8	109.1
9/1/14 - 9/30/14	—	—	—	107.2

(a)	Average price paid per share is calculated on a settlement basis.

(b)
As announced on August 20, 2012, the Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares purchased under this program during the three months ended September 30, 2014 and there are approximately 1.0 million shares (approximately $37 million) that may still be purchased under this plan.

As announced on August 21, 2013, the Board of Directors authorized the repurchase of shares up to $250 million with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. During the three months ended September 30, 2014, 0.8 million shares were repurchased at an average price of $35.91 per share for a total cost of $30 million. There are up to $70 million in shares that may still be purchased under this plan.

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
(Registrant)

/s/ John P. Connolly
John P. Connolly
Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer)
October 28, 2014

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

(3.1)	Third Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 10-Q filed on July 29, 2014 (CIK No. 1524472, File No. 1-35229).

(3.2)	Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.2 of Xylem Inc.’s Form 10-Q filed on July 29, 2014 (CIK No. 1524472, File No. 1-35229).

(4.1)	Indenture, dated as of September 20, 2011, between Xylem Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.2 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Xylem Inc. 3.550% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

(4.3)	Form of Xylem Inc. 4.875% Senior Notes due 2021	Incorporated by reference to Exhibit 4.6 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

(10.1)	Xylem Special Senior Executive Severance Pay Plan	Filed herewith.

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

(101.0)
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
Submitted electronically with this Report.