Form 10-K
period 2014-12-31
Xylem Inc.
filed 2015-02-26
CIK 1524472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large Accelerated Filer  ☑        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller reporting company  ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2014 was approximately $7.1 billion. As of January 31, 2015, there were 182,309,721 outstanding shares of the registrant’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Shareowners, to be held in May of 2015, are incorporated by reference into Part II and Part III of this Report.

Xylem Inc.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2014

*	Included pursuant to Instruction 3 of Item 401(b) of Regulation S-K.

PART I
The following discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, included in this Annual Report on Form 10-K (this "Report"). Xylem Inc. was incorporated in Indiana on May 4, 2011. Except as otherwise indicated or unless the context otherwise requires, “Xylem,” “we,” “us,” “our” and “the Company” refer to Xylem Inc. and its subsidiaries. References in the consolidated financial statements to "ITT" or the "former parent" refer to ITT Corporation and its consolidated subsidiaries (other than Xylem Inc.).
Forward-Looking Statements
This Report contains information that may constitute “forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Generally, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “believe,” “target,” “will,” “could,” “would,” “should” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. These forward-looking statements include statements about the capitalization of the Company, the Company’s restructuring and realignment, future strategic plans and other statements that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future - including statements relating to orders, revenue, operating margins and earnings per share growth, and statements expressing general views about future operating results - are forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such forward-looking statements.

Factors that could cause results to differ materially from those anticipated include: economic, political and other risks associated with our international operations, including military actions, economic sanctions or trade embargoes that could affect customer markets,  and non-compliance with laws, including foreign corrupt practice laws, export and import laws and competition laws; potential for unexpected cancellations or delays of customer orders in our reported backlog; our exposure to fluctuations in foreign currency exchange rates;  competition and pricing pressures in the markets we serve; the strength of housing and related markets; weather conditions; ability to retain and attract key members of management; our relationship with and the performance of our channel partners; our ability to borrow or to refinance our existing indebtedness and availability of liquidity sufficient to meet our needs; changes in the value of goodwill or intangible assets; risks relating to product defects, product liability and recalls; governmental investigations; security breaches or other disruptions of our information technology systems; litigation and contingent liabilities; and other factors set forth below under “Item 1A. Risk Factors” and those described from time to time in subsequent reports filed with the Securities and Exchange Commission (“SEC”).

All forward-looking statements made herein are based on information available to the Company as of the date of this Report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1.        BUSINESS
Business Overview
Xylem, with 2014 revenue of $3.9 billion and approximately 12,500 employees, is a world leader in the design, manufacturing, and application of highly engineered technologies for the water industry. We are a leading equipment and service provider for water and wastewater applications with a broad portfolio of products and services addressing the full cycle of water, from collection, distribution and use to the return of water to the environment. We have leading market positions among equipment and service providers in the core application areas of the water equipment industry: transport, treatment, test, building services, industrial processing and irrigation. Our Company’s brands, such as Bell & Gossett and Flygt, are well known throughout the industry and have served the water market for many years.
We serve a global customer base across diverse end markets while offering localized expertise. We sell our products in more than 150 countries through a balanced distribution network consisting of our direct sales force and independent channel partners. In 2014, 62% of our revenue was generated outside the United States, with 21% of revenue generated in emerging markets.

In 2014, we began implementing an organizational redesign to integrate our commercial teams within geographical regions. The integration of our commercial teams creates a cross-Xylem sales and marketing organization, shifting from a dedicated product line organizational structure. This sales structure is largely in place in the Company’s Europe, Middle East, Africa and Asia regions and to a lesser extent in our other regions.  While this organizational redesign did not change the Company’s reportable segments, it had implications on how the Company manages the business, the most significant of which was the shift of certain responsibilities, namely customer and market-related activities, into the regional selling organizations.
Our Industry
Our planet faces a serious water challenge. Less than 1% of the total water available on earth is fresh water, and this percentage is declining due to factors such as the draining of aquifers, increased pollution and climate change. In addition, demand for fresh water is rising rapidly due to population growth, industrial expansion, and increased agricultural development, with consumption estimated to double every 20 years. By 2025, more than 30% of the world’s population is expected to live in areas without adequate water supply. Even in developed countries with sufficient clean water supply, existing infrastructure for water supply is aging and inadequately funded. In the United States, degrading pipe systems leak one out of every six gallons of water, on average, on its way from a treatment plant to the customer. These challenges are driving opportunities for growth in the global water industry, which we estimate to have a total market size of approximately $550 billion.
We view these challenges through the lens of water productivity, water quality and resilience. Water productivity refers to the more efficient delivery and use of clean water. Water quality refers to the efficient and effective management of wastewater. Resilience refers to the management of water-related risks and the resilience of water infrastructure. The Company’s customers often face all three of these challenges, ranging from inefficient aging water distribution networks (which require increases in “water productivity”); energy-intensive or unreliable wastewater management systems (which require increases in “water quality”); or exposure to natural disasters such as floods or droughts (which require increases in “resilience”). Delivering value in these areas creates significant opportunity for the Company.
The water industry supply chain is comprised of Equipment and Services companies, Design and Build service providers, and Utilities. Equipment and Service providers serve distinct customer types. The Utilities supply water through an infrastructure network. Supply chain companies provide single, or sometimes combined, functions from equipment manufacturing and services to facility design (engineering, procurement and construction, or “EPC” firms) to plant operations (Utilities), as depicted below in Figure 1. The Utilities and EPC customers are looking for technology and application expertise from their Equipment and Services providers to address trends such as rising pollution, stricter regulations, and the increased outsourcing of process knowledge. The end users of water consist of a wide array of entities, including farms, mines, power plants, industrial facilities and residential homes. These customers are predominately served through specialized distributors and original equipment manufacturers (“OEMs”).

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
The Equipment and Services market addresses the key processes of the water industry, which are best illustrated through the cycle of water, as depicted in Figure 2, below. We believe this industry has two distinct sectors within the cycle of water: Water Infrastructure and Usage Applications. The key processes of this cycle begin when raw water is extracted by pumps, which provide the necessary pressure and flow, to move or transport, this water from natural sources, such as oceans, groundwater, lakes and rivers, through pipes to treatment facilities. Treatment facilities can provide many forms of treatment, such as filtration, disinfection and desalination, to remove solids, bacteria, and salt, respectively. Throughout each of these stages, analytical instruments test the water to ensure regulatory requirements are met so that it can be utilized by end-use customers. A network of pipes and pumps again transports this clean water to where it is needed, such as to crops for irrigation, to power plants to provide cooling in industrial water, or to an apartment building as drinking water in residential and commercial buildings. After usage, the wastewater is collected by a separate network of pipes and pumps and transported to a wastewater treatment facility, where processes such as digestion deactivate and reduce the volume of solids, and disinfection purifies effluent water. Once treated, analytical instruments test the water to ensure regulatory requirements are met so that it can be discharged back to the environment, thereby completing the cycle.

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
In the Usage Applications sector, end-use customers fall into four main markets: residential, commercial, industrial and agricultural. Homeowners represent the end users in the residential market. Owners and managers of properties such as apartment buildings, retail stores, institutional buildings, restaurants, schools, hospitals and hotels are examples of end users in the commercial market. The industrial market is wide ranging, involving OEMs, exploration and production firms, and developers and managers of facilities operated by electrical power generators, chemical manufacturers, machine shops, clothing manufacturers, beverage dispensing and food processing firms, and car washes. The agricultural market end users are owners and operators of businesses such as crop and livestock farms, aquaculture, golf courses, and other turf applications. We believe population growth, urbanization and regulatory requirements are the primary macro drivers of these markets, as these trends drive the need for housing, food, community services and retail goods within growing city centers. Water reuse and conservation are driving the need for new technologies.
Business Strategy
Our strategy is to enhance shareholder value by providing distinctive solutions for our customers' most important water productivity, quality and resilience challenges, enabling us to grow revenue, organically and through strategic acquisitions, as we streamline our cost structure. Key elements of our strategy are summarized below:

•	Accelerate Profitable Growth. To achieve our goal of accelerating growth, we have identified the following five priorities:

•	Emerging Market Growth - We seek to accelerate our growth in priority emerging markets through increased focus on product localization and channel development.

▪	Innovation - We seek to enhance the Company’s innovation efforts with increased focus on disruptive technologies that can significantly improve customers’ water productivity, quality and resilience.

•	Industry vertical marketing - We are strengthening vertical marketing capabilities for key end markets to bring the full breadth of the Company’s portfolio to bear on critical customer challenges.

•
Commercial team effectiveness - We continue to strengthen our regional commercial teams, including through the global adoption of improved commercial information technology tools, such as customer relationship management software.

•	Mergers and acquisitions - We continue to evaluate and, where appropriate, will act upon attractive acquisition candidates to accelerate our growth, including into new markets.

•
Build a Continuous Improvement Culture. We seek to embed continuous improvement into our culture and simplify our organizational structure to make the Company more agile, more profitable, and create room to re-invest in growth. To accomplish this, we will continue to strengthen our lean six sigma and global strategic sourcing capabilities, and continue to optimize our cost structure by eliminating unnecessary costs and inefficient overhead.

•
Build Superior Leadership and Talent Development. We seek to continue to invest in attracting, developing and retaining world-class talent with an increased focus on leadership and talent development programs. We will continue to align individual performance to the objectives of the Company and its shareholders.

•
Build a Culture of Execution and Accountability. We seek to ensure the impact of these strategic focus areas by holding our people accountable and streamlining our performance management and goal deployment systems.

Business Segments
We have two reportable business segments that are aligned with the cycle of water and the key strategic market applications they provide: Water Infrastructure (collection, distribution, return) and Applied Water (usage). See Note 21, “Segment and Geographic Data,” in our consolidated financial statements for financial information about segments and geographic areas.
The table and descriptions below provide an overview of our business segments.

	Market Applications	2014 Revenue (in millions)	% Revenue	Major Products	Primary Brands
Water Infrastructure	Transport	$1,779	73%	• Water and wastewater pumps • Filtration, disinfection and biological treatment equipment • Test equipment • Controls	• Flygt • WEDECO • Godwin • WTW • Sanitaire • YSI • Leopold
	Treatment	348	14%
	Test	315	13%

		$2,442	100%

Applied Water	Building Services	$781	53%	• Pumps • Valves • Heat exchangers • Controls • Dispensing equipment systems	• Goulds Water Technology • Bell & Gossett • A-C Fire Pump • Standard Xchange • Lowara • Jabsco • Flojet • Flowtronex
	Industrial Water	592	40%
	Irrigation	101	7%

		$1,474	100%

Water Infrastructure
Water Infrastructure involves the process that collects water from a source and distributes it to users, and then returns the wastewater responsibly to the environment. Within the Water Infrastructure segment, our pump systems transport water from oceans, groundwater, aquifers, lakes, rivers and seas. From there, our filtration, ultraviolet ("UV") and ozone systems provide treatment, making the water fit for use. After consumption, our pump lift stations move the wastewater to treatment facilities where our mixers, biological treatment, monitoring, and control systems provide the primary functions in the treatment process. Throughout each of these stages, our analytical systems test to ensure quality of water for consumption as well as for its return to nature. Water Infrastructure serves its customers, public utilities and industrial applications, through three closely linked applications: Transport, Treatment and Test of water and wastewater. We estimate our served market size in this sector to be approximately $20 billion.
Transport
The Transport application includes all of the equipment and services involved in the safe and efficient movement of water from sources such as oceans, groundwater, aquifers, lakes, rivers and seas to treatment facilities, and then to users. It also includes the movement of wastewater from the point of use to a treatment facility and then back into the environment. Finally, the Transport application also includes dewatering pumps, equipment and services which provide the safe removal or draining of groundwater and surface water from a riverbed, construction site or mine shaft. We offer a wide range of highly engineered products such as water and wastewater submersible pumps, monitoring controls, and application solutions; we do not serve the market for lower-value equipment such as pipes and fittings. We primarily employ configure-to-order capabilities to maximize manufacturing and logistics efficiencies by producing high volumes of basic product configurations. When we provide a configure-to-order solution, we configure a standard product to our customers’ specifications. To a lesser extent, we provide engineer-to-order products to meet the customization requirements of our customers. This process requires that we apply our technical expertise and production capabilities to provide a non-standard solution to the customer. We believe our business is one of the largest players in this served market based on management estimates. With operations on six continents, we also have one of the world’s largest dewatering rental fleets, serviced with our Flygt and Godwin brands. In our Water Infrastructure Segment, Transport accounted for approximately 73% of our segment revenue in 2014, 74% in 2013 and 73% in 2012.
Flygt — Flygt is a world-leader in the design and manufacture of dry and submersible pumps and related intelligent controls systems. Under the Flygt banner, customers have access to a complete range of products and solutions for moving water, wastewater, and advanced monitoring and control equipment to optimize their use. Founded in Sweden in 1901, Flygt is the originator of the reliable, energy-efficient electrical submersible pump.  Flygt products have applications in various markets, including wastewater lift stations, water and wastewater treatment facilities, pressurized sewage systems, oil and gas, steel, mining and leisure markets. Customers include public utility and industrial water and wastewater systems operators. In 2012, Xylem successfully launched Flygt Experior which brings together advanced controls, hydraulics and energy-efficient motor technology to deliver substantial energy savings. During 2014, we won a large contract to provide large custom-made Flygt pumps for the Xayaburi run-of-river hydropower dam in Laos. The construction of the dam allows water to be kept within the river’s course and minimally raises the water level to allow fish migration between the Upper and Lower Mekong Rivers, while providing electricity to about 1 million people in Laos and 3 million people in Thailand.
Godwin — With more than 35 years as a leader in pump manufacturing and applications, Godwin has established itself as a well-recognized, market leading brand in the global portable pump market. Godwin manufactures, sells, rents and services its products. Its quick response and 24/7 capabilities allow it to provide customized pumping solutions to meet the specific needs of its customers. Founded in Quenington, England, Godwin is currently headquartered in Bridgeport, New Jersey. Godwin's products include fully automatic self-priming Dri-Prime® pumps, a full range of Flygt electric submersible pumps, Heidra hydraulic submersible pumps, Wet-Prime gasoline-powered contractor pumps and a broad line of generators and portable light towers, as well as a multitude of pumping accessories and pipe. Godwin products are primarily used in construction, water & wastewater transport, oil & gas markets, hydraulic fracturing, industrial, mining, and municipal, as well as government, temporary fire protection, environmental, agriculture, and marine. Godwin products are also instrumental in disaster relief efforts. After Superstorm Sandy hit the United States in October 2012, Godwin's pumps were instrumental in minimizing or preventing flood damage in various flooded regions throughout the Northeast. Godwin's fleet of equipment is rented through 45 U.S. branches and a global network of distributors and Xylem rental and sales facilities.

Treatment
The Treatment application includes equipment and services that treat both water for consumption and wastewater to be returned responsibly to the environment. Primary served markets include public utilities and industrial operations. While there are several treatment solutions in the market today, we focus on three basic treatment types: (i) filtration, (ii) disinfection systems and (iii) biological treatment systems. Filtration uses gravity-based media filters and clarifiers to clean both water and wastewater. Leopold, with more than 90 years of experience, is our leading filtration brand. Disinfection systems, both UV and ozone oxidation, treat both public utility drinking water and wastewater, as well as industrial process water, and are provided through our WEDECO brand. Biological treatment systems are key to the treatment and mixing of solids in wastewater plants, which are provided through our Sanitaire and Flygt brands. We believe our business is one of the largest players in this served market based on management estimates. In our Water Infrastructure Segment, Treatment accounted for approximately 14% of our segment revenue in both 2014 and 2013, and 15% in 2012.
Leopold — Founded in 1924 in Pittsburgh, Pennsylvania, Leopold is a leader in rapid gravity media filtration and clarification solutions for the water and wastewater industry. In potable drinking water treatment plants, the Clari-DAF system is used to clarify raw water to remove contaminants such as turbidity, algae, color, iron/manganese, organics, and taste and odor compounds. Several years ago, we augmented our filtration products with membrane technology. Our filtration products include the rapid gravity media, membranes and reverse osmosis/ultrafine filtration. Leopold gravity media filtration is used in potable water treatment plants to remove particulate in the final filtration step. In public utility wastewater treatment plants, the ClariVAC system is used in final clarifiers to remove the sludge solids. For those areas where nitrogen and phosphorus nutrient removal is required, we provide elimi-NITE systems which convert the filters to become biologically active so that the effluent meets the mandated nitrate and phosphorus levels. In desalination systems, Leopold Clari-DAF® systems and Filterworx systems are provided to remove contaminants that will harm reverse osmosis membranes, so that salt can be removed from the seawater to make it potable. Primary customers are public utility water and wastewater systems, as well as desalination plant facilities. During 2014, Leopold launched Oxelia, which is a cutting-edge, ozone-enhanced biologically active filtration system and multi-barrier solution for municipal wastewater treatment. Oxelia combines ozone, filtration and analytical instrumentation to deliver optimal wastewater treatment for water reuse, as well as discharge into sensitive water.
WEDECO — WEDECO was founded in 1975 in Herford, Germany to develop chemical-free and environmentally-friendly water treatment technologies, including UV light and ozone systems. There are more than 250,000 installed WEDECO systems for UV disinfection and ozone oxidation globally in private, public utility and industrial locations. WEDECO introduced ozone technology in 1988 and has been expanding internationally ever since. UV disinfection systems have a number of applications including water treatment and aquaculture. Ozone disinfection systems have applications in drinking water, wastewater, process water, product polishing, bleaching, ozonolysis/synthesis and deodorization. Customers include public utility wastewater and clean water treatment facilities, power plants, pulp and paper mills, food product manufacturers and aquaculture facilities. During 2014, we won a large contract with Bahrain’s Ministry of Works to upgrade a wastewater treatment facility in Manama, the capital city of Bahrain. The Company will design, install and commission an expansion and upgrade of the existing Wedeco ozone systems at the Tubli Water Pollution Control Centre which will increase the capacity of the wastewater treatment facility from 200,000 to 240,000 cubic meters per day. The enhanced wastewater reuse capacity is necessary for irrigation purposes in the area and will benefit the local agriculture and horticulture sectors in particular.
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
Flygt — Flygt is also a world-leader in the design and manufacturing of submersible, jet and top-entry mixers. Flygt has over 30 years of expertise in the area of wastewater treatment mixing, as well as over 100,000 applications globally. Submersible mixers are often used in sewage treatment plants to keep solids in suspension in the various process tanks and/or sludge holding tanks. In 2013, Xylem won an order to provide Flygt submersible mixers for the

Panama Canal. The project includes four anti-sedimentation mixers at each lock gate of a new Panama Canal channel, as well as local electrical panels and accessories.
Test
Analytical instrumentation is used across most industries to ensure regulatory requirements are met. Growth in this market is primarily driven by increasing regulation of water and wastewater in North America, Europe and Asia. Our served market is predominately focused on water and the environment for quality levels throughout the water infrastructure loop. Analytical systems are applied in three primary ways: in the field, in a facility laboratory, or real time, online monitoring in a treatment facility process. We believe we have a leading position in this served market based on management estimates. In our Water Infrastructure Segment, Test accounted for approximately 13% of our segment revenue in 2014 and 12% in both 2013 and 2012.
WTW — In wastewater treatment facilities, WTW-branded systems monitor parameters such as dissolved oxygen, pH, and turbidity throughout the water process to ensure regulatory standards are met before water is discharged back into the environment. Founded in 1945, as a major brand in Europe, WTW has strong market penetration in the environmental, water and wastewater segments. WTW holds leading market positions in on-line instrumentation and manufactures premium positioned robust and reliable analysis products for the measurement of pH, dissolved oxygen, conductivity, total dissolved solids, turbidity, specific ions and biological oxygen demand. WTW’s product offering includes meters, sensors, data-loggers, photometers and software providing customer solutions for even the most challenging applications. WTW instruments have been placed in major monitoring stations around the globe to monitor water quality. One of our largest installations is in the Yangtze river station in China.
YSI — Yellow Springs Instrument Company ("YSI"), founded in 1948, develops and manufactures sensors, instruments, software and data collection platforms for environmental and coastal water quality monitoring and testing. YSI holds a leading market position in surface water monitoring and sampling which includes equipment that allows users to measure multiple parameters simultaneously, including conductivity, dissolved oxygen, temperature, turbidity, depth or level, chlorophyll, blue green algae and pH, among others, in a variety of applications. YSI's SonTek Division designs and manufactures acoustic Doppler instruments which provide water velocity measurements for oceans, rivers, lakes, harbors, canals, estuaries and laboratories. YSI also offers Life Sciences products including biochemical analyzers for bioprocess monitoring, food and beverage processing, and sports physiology. YSI instruments have become integral across Xylem as the technologies have enabled customers such as water treatment plants to meet their critical water and wastewater testing requirements while lowering energy costs and improving process efficiencies. The main market areas are water quality, environmental monitoring, aquaculture, life sciences and ocean research. YSI sensors played a critical role in monitoring water levels and providing other real-time data that helped track Superstorm Sandy which hit the Mid-Atlantic and Northeast United States in October of 2012.
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
Residential & Commercial Building Services
This business is defined by four main uses of water in building services applications, such as in residential homes and commercial buildings, including offices, hotels, hospitals, schools, restaurants and malls. The first application is in HVAC, where Bell & Gossett and Lowara specialize in pumps and valves that are used in water-driven heating and cooling systems, along with heat exchangers, valves, and monitoring and control products that augment the system. The second is the supply of potable water for consumption, such as for drinking and hygiene. The Goulds Water Technology and Lowara brands provides pumps and boosting systems utilized within buildings, sourcing water from distribution networks or from wells. The third application is wastewater removal with sump and sewage pumps, provided by Bell & Gossett, Goulds Water Technology and Lowara. The fourth water-related building service area is fire protection, where our AC Fire brand supplies full pump systems for emergency fire suppression. Bell & Gossett, Goulds Water Technology and Lowara have continued to innovate, focusing on providing industry-leading energy-efficient and intelligent pumps for the building services market; many of these products are more efficient than competitive devices. We believe our business is one of the largest players in this served market based on management estimates. In our Applied Water Segment, Building Services accounted for approximately 53% of our segment revenue in 2014, 50% in 2013 and 53% in 2012.
Industrial Water
Water is used in most industrial facilities to provide processing steps such as cooling, heating, cleaning and mixing. Our Goulds Water Technology and Lowara brands supply vertical multistage pumps to bring in source water or to boost pressure for purposes such as circulating water through a manufacturing facility to cool machine tools. Our Standard Xchange brand delivers heat exchangers for combined heat and power applications within power generation plants. We also service niche applications such as flexible impeller pumps for wine processing facilities served by our Jabsco brand, and water-based detergent dispensing and water circulation within car washes served by Flojet and Goulds Water Technology air-operated diaphragm and end suction pumps. Our boosting pumps are also increasingly being used in hydraulic fracturing applications. Across all these various end applications, we believe our business is the second largest player in this served market based on management estimates. In our Applied Water Segment, Industrial Water accounted for approximately 40% of our segment revenue in 2014, 43% in 2013 and 40% in 2012.
Irrigation
The irrigation business consists of irrigation-related equipment and services associated with bringing water from a source to the plant or livestock need, including hoses, sprinklers, center pivot and drip irrigation. We focus on the pumps and boosting systems that supply this ancillary equipment with water. Our Goulds Water Technology brand brings mixed flow pumps, and our Flowtronex group specializes in equipment "packaged solutions" incorporating monitoring and controls to optimize energy efficiency in irrigation delivery. Our Lowara brand also produces pumps for agriculture applications and irrigation of gardens and parks. We believe we have a leading position in this served market based on management estimates. In our Applied Water Segment, Irrigation accounted for approximately 7% of our segment revenue in each of 2014, 2013 and 2012.
As described above, the following brands and products are used across the applications in our Applied Water segment:
Goulds Water Technology — With origins dating back more than 150 years, Goulds Water Technology is a leading brand of centrifugal and turbine pumps, controllers, variable frequency drives and accessories for residential and commercial water supply and wastewater applications. Goulds Water Technology is a leader in the water technologies market with its line of residential water well pumps. The Goulds Water Technology product portfolio includes submersible and line shaft turbine, 4” submersible, jet, sump, effluent, sewage and centrifugal pumps for residential, agriculture and irrigation, sewage and drainage, commercial and light industrial use. Goulds Water Technology has various vertical configuration high pressure centrifugal pumps which are utilized for water boost, filtration and boiler feed applications in industrial environments. Goulds Water Technology submersible, deepwell or other pumps can be found in more than a quarter of the existing 15 million household wells and more than 380,000 public and community wells in the United States. Products for commercial wastewater include sewage, effluent and grinder pumps and packages. Agriculture products include pump and control products for irrigation, stockwater, wash systems, cooling systems and waste management, with turf irrigation products, including submersible and surface pumps for landscape and turf irrigation systems. We serve the building trades market with filtration, chilling, pressure boost, wash system, water supply, wastewater and boiler feed applications. We also have a range of standard cast iron and bronze end-suction and multistage pumps for various commercial applications. In 2014, the Company won a large project with a mining customer at the Kinross Fort Knox gold mine in Fairbanks, Alaska, which will address the customer’s water productivity needs. The project includes Goulds Water Technology turbine pump assemblies with motors for the mine’s barren booster pump supply, a process in which previously mined and processed ore is reprocessed through a leach field to pull more gold from the tailings.
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
Bell & Gossett — Founded in 1916 in Chicago, Illinois, Bell & Gossett ("B&G") is a leader in plumbing and water-based heating and air conditioning markets. Products are used in residential applications where single- or multi-family homes are heated with hot water or steam. Key products include circulating pumps, valves, and specialty products used in these systems. B&G also sells wastewater pumps for commercial and residential applications. In commercial applications, B&G provides a broad range of products, including a wide variety of pumps, heat exchangers, valves and controls for heating and air-conditioning systems, sump pumps for wastewater systems, condensate pumping systems for steam heating systems and a comprehensive line of energy-saving variable speed controls. Training is provided for building system design engineers at B&G’s industry renowned Little Red Schoolhouse in Morton Grove, Illinois which has educated more than 60,000 engineers. Key commercial building types include hospitals, schools, institutional buildings and data centers. B&G products are sold globally by independent manufacturer representatives and distributed locally by HVAC wholesalers. During 2014, the B&G brand Series e-1510 single stage end suction centrifugal pump won the Consulting-Specifying Engineer’s Product of the Year award, the premier award for new products in the HVAC, fire/life safety, electrical and plumbing systems engineering markets.
A-C Fire Pump — Allis-Chalmers Company ("A-C Fire Pump") was founded in the 1840s in Milwaukee, Wisconsin. It offers turnkey fire pump systems for commercial, residential and industrial applications. A-C Fire Pump designs and custom-builds a wide range of fire pump systems, including prefabricated packages and house units that meet every fire protection need. A-C Fire Pump products include In-Line Pumps, Vertical Turbine, Package Systems, Split Case (various series) and 13D Home Defender for residential fire pump service. The 13D Home Defender is designed to boost water pressure for automatic residential sprinkler systems. In addition to residential applications, turnkey fire pumping systems from A-C Fire Pump protect an increasing number of petrochemical facilities, commercial buildings and factories around the world. During 2014, we secured a large project in Bolivia to meet an energy customer’s water resilience needs by providing customized diesel-driven split case A-C Fire Pumps that will protect gas treatment plants, connecting pipelines and the base camp where workers reside.
Flowtronex — Flowtronex, founded in 1974 as Pumping Systems, Inc., began by producing some of the golf industry’s first prefabricated water pumping systems. The Silent Storm package and Pace Integrated Pump Controller are our two primary products sold into the golf market. In landscape, Flowtronex products, primarily the Floboy system, are sold to customers such as cities and nurseries. In golf, Flowtronex products are sold to golf course superintendents through our Toro Distribution partnership. Retrofit sales of golf pumping systems are sold through our FlowNet Service Network, a group of factory authorized service technicians that provide set up and start up, and service and repair of Flowtronex pump stations. During 2014, we launched the Oasis EX, a new pump controller which delivers modern features, such as remote monitoring, Web-enabled controls and advanced water measurements, to maximize water and energy efficiency in pump stations, while also reducing operating costs and increasing productivity.
Standard Xchange — Since 1917, Standard Xchange has been the leader in the design and manufacture of shell and tube heat exchangers. Standard Xchange is the brand of our complete line of heat transfer products used in industrial and process applications such as heating or cooling liquids or gases, heat recovery in chemical processing, power and co-generation, paper and pulp, OEMs and commercial marine markets. Products include basic shell-and-tube heat exchangers, air coolers, heat transfer coils, compact brazed, welded, gasketed plate units and packaged steam condensers. Standard Xchange heat exchangers provide cooling for many of the major turbine manufacturers in electrical power generation plants around the world.
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

Flojet — Established in 1975, the Flojet brand encompasses a broad range of small pumps, motors and dispensing pumps for the beverage, industrial, recreational vehicle, marine and food processing markets. Flojet is a leader in the small pump market, offering a versatile range of products serving the beverage market, including both air- and motor-operated diaphragm pumps and centrifugal chilling pumps, as well as booster systems and accumulator tanks. Flojet’s beverage pumps can be found in applications such as beer dispensing, syrup mixing for carbonated drinks, re-circulation in vending machines and refrigerators, bottled water dispensers, icemakers and coffee machines. In addition to significant beverage applications, Flojet’s electric and air-operated diaphragm pumps are utilized in street sweepers, car washes, carpet cleaners, parts washers, agricultural spraying and road rollers. Flojet’s positive displacement diaphragm pumps can be driven by air, electric motor or solenoid. The positive displacement diaphragm design of Flojet pumps makes them ideal for use in conditions that require self-priming and dry running capability for short periods of time. Additionally, the compact size of these pumps makes them very useful in tight spaces where one cannot ensure a flooded suction. Flojet pumps are designed to be more efficient and are often the choice of customers for applications where low power consumption is critical. Xylem services many of the world's leading beverage producers. During 2014, the Company launched Filtration by Flojet, which is a system that uses integrated membrane pre-activated carbon technology to improve water taste and appearance, better protect dispense equipment and mitigate health concerns in food-service applications.
Geographic Profile
The table below illustrates the annual revenue and percentage of revenue by geographic area for each of the three years ended December 31, 2014.

	Revenue
(in millions)	2014		2013		2012
	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total
United States	$1,477	38%	$1,434	38%	$1,400	37%
Europe	1,379	35%	1,387	36%	1,338	35%
Asia Pacific	478	12%	467	12%	469	12%
Other	582	15%	549	14%	584	16%
Total	$3,916		$3,837		$3,791
In addition to the traditional markets of the United States and Europe, opportunities in emerging markets within Asia Pacific, Eastern Europe, Latin America and other countries are growing. Revenue derived from emerging markets comprised 21%, 19% and 20% of our revenue in 2014, 2013 and 2012, respectively.
The table below illustrates the property, plant & equipment and percentage of property, plant & equipment by geographic area for each of the three years ended December 31, 2014.

	Property, Plant & Equipment
(in millions)	2014		2013		2012
	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total
United States	$180	39%	$186	38%	$183	38%
Europe	206	45%	225	46%	219	45%
Asia Pacific	53	11%	45	9%	65	13%
Other	22	5%	32	7%	20	4%
Total	$461		$488		$487

Distribution, Training and End Use
Water Infrastructure provides the majority of its sales through direct channels with remaining sales through indirect channels and service capabilities. Both public utility and industrial facility customers increasingly require our teams’ global but locally proficient expertise to use our equipment in their specific applications. Several trends are increasing the need for this application expertise: (i) the increase in type and amount of contaminants in water supply, (ii) increasing environmental regulations, (iii) the need to increase system efficiencies to optimize energy costs, and (iv) the retirement of a largely aging water industry workforce not systematically replaced at utilities.

In the Applied Water segment, many end-use areas are widely different, so specialized distribution partners are often preferred. Our commercial teams have built long-standing relationships around our brands in many of these industries through which we can continue to leverage new product and service applications. Revenue opportunities are balanced between OEMs and after-market customers. Our products in the Applied Water segment are sold through our global direct sales and strong indirect channels with the majority of revenue going through indirect channels. We have long-standing relationships with many of the leading independent distributors in the markets we serve, and we provide incentives to distributors, such as specialized loyalty and training programs.
Aftermarket Parts and Service
During their lifecycle, installed products require maintenance, repair services and parts due to the harsh environments in which they operate. We have many service centers around the world, which employ service employees to provide aftermarket parts and services to our large installed base of customers. Service centers offer an array of integrated service solutions for the industry including: preventive monitoring, contract maintenance, emergency field service, engineered upgrades, inventory management, and overhauls for pumps and other rotating equipment.
Depending on the type of product, median lifecycles range from five years to over 50 years, at which time they must be replaced. Many of our products are precisely selected and applied within a larger network of equipment driving a strong preference by customers and installers to replace them with the same exact brand and model when they reach the end of their lifecycle. This dynamic establishes a large recurring revenue stream for our business.
Supply and Seasonality
We have a global manufacturing footprint, with production facilities in Europe, North America, Latin America, and Asia. Our inventory management and distribution practices seek to minimize inventory holding periods by striving to take delivery of the inventory and manufacturing as close as possible to the sale or distribution of products to our customers. All of our businesses require various parts and raw materials, of which the availability and prices may fluctuate. Parts and raw materials commonly used in our products include motors, fabricated parts, castings, bearings, seals, nickel, copper, aluminum, and plastics. While we may recover some cost increases through operational improvements, we are still exposed to some pricing risk. We attempt to control costs through fixed-priced contracts with suppliers and various other programs, such as our global strategic sourcing initiative.
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
Our Water Infrastructure and Applied Water segments experience some modest level of seasonality in its business. This seasonality is dependent on factors such as capital spending of customers as well as weather conditions, including heavy flooding, droughts, and fluctuations in temperatures, which can positively or negatively impact portions of our business.

Customers

Our business is not dependent on any single customer or a few customers, the loss of which would have a material adverse effect on our Water Infrastructure or Applied Water segments or on the Company as a whole. No individual customer accounted for more than 10% of our consolidated 2014, 2013 or 2012 revenue.

Backlog

Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. Total backlog was $740 million at December 31, 2014 and $707 million at December 31, 2013. We anticipate that more than 85% of the backlog at December 31, 2014 will be recognized as revenue during 2015.

Competition
Given the highly fragmented nature of the water industry, the Water Infrastructure segment competes with a large number of businesses. Competition in the water transport and treatment technologies markets focuses on product performance, reliability and innovation, application expertise, brand reputation, energy efficiency, product life cycle cost, timeliness of delivery, proximity of service centers, effectiveness of our distribution channels and price. In the sale of products and services, we benefit from our large installed base of pumps and complementary products, which require maintenance, repair and replacement parts due to the nature of the products and the conditions under which they operate. Timeliness of delivery, quality and the proximity of service centers are important customer considerations when selecting a provider for after-market products and services as well as equipment rentals. In geographic regions where we are locally positioned to provide a quick response, customers have historically relied on us, rather than our competitors, for after-market products relating to our highly engineered and customized solutions. Our key competitors within the Water Infrastructure segment include KSB Inc., Sulzer Ltd., Evoqua Water Technologies (formerly Siemens AG) and Danaher Corporation.
Competition in the Applied Water segment focuses on brand equity, application expertise, product delivery and performance, quality, and price. We compete by offering a wide variety of innovative and high-quality products, coupled with world-class application expertise. We believe our distribution through well-established channels and our reputation for quality significantly enhance our market position. Our ability to deliver innovative product offerings has allowed us to compete effectively, to cultivate and maintain customer relationships and to serve and expand into many niche and new markets. Our key competitors within the Applied Water segment include Grundfos, Wilo SE, Pentair Ltd. and Franklin Electric Co., Inc.
Research and Development
Research and development (“R&D”) is a key element of our engineering culture and is generally focused on the design and development of products and application know-how that anticipate customer needs and emerging trends. Our engineers are involved in new product development and improvement of existing products. Our businesses invest substantial resources for R&D. We anticipate we will continue to develop and invest in our R&D capabilities to promote a steady flow of innovative, high-quality and reliable products and applications to further strengthen our position in the markets we serve. We invested $104 million, $104 million, and $106 million for the years ended December 31, 2014, 2013 and 2012, respectively, in R&D.
We have engineering and research employees in technology centers around the world. R&D activities are initially conducted in our technology centers, located in conjunction with some of our major manufacturing facilities to ensure an efficient development process. We have a Center of Excellence in Stockholm, Sweden, with research, development and engineering employees. We have Centers of Excellence in India and China, where we are accelerating the customization of our application expertise to local needs. In the scale-up process, our R&D activities are conducted at our piloting and testing facilities or at strategic customer sites. These piloting and testing facilities enable us to serve our strategic markets in each region of the world.
Intellectual Property
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees based upon the facts and circumstances as currently known to us. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We do not anticipate these liabilities will have a material adverse effect on our consolidated financial position or results of operations. We cannot make assurances that other sites, or new details about sites known to us, that could give rise to environmental liabilities with such material adverse effects on us will not be identified in the future. At December 31, 2014, we had estimated and accrued $5 million related to environmental matters.
Employees
As of December 31, 2014, Xylem had approximately 12,500 employees worldwide.  We have more than 3,700 employees in the United States, of whom approximately 17% are represented by labor unions, and in certain foreign countries, some of our employees are represented by work councils.  We believe that our facilities are in favorable labor markets with ready access to adequate numbers of workers and believe our relations with our employees are good.
Company History and Certain Relationships
On October 31, 2011 (the "Distribution Date"), ITT completed the Spin-off (the “Spin-off”) of Xylem, formerly ITT’s water equipment and services businesses ("WaterCo"). The Spin-off was completed pursuant to the Distribution Agreement, dated as of October 25, 2011 (the “Distribution Agreement”), among ITT, Exelis Inc. (“Exelis”) and Xylem.
Available Information
We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports are available free of charge on our website www.xyleminc.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.
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
We compete around the world in various geographic and product markets. In 2014, 38%, 35% and 21% of our total revenue was from customers located in the United States, Europe and emerging markets, respectively. We expect revenue from these markets to be significant for the foreseeable future. Important factors impacting our businesses include the overall strength of these economies and our customers’ confidence in both local and global macro-economic conditions; industrial and federal, state, local and municipal governmental spending; the strength of the residential and commercial real estate markets; interest rates; availability of commercial financing for our customers and end-users; and unemployment rates. A slowdown or downturn in these financial or macro-economic conditions could have a significant adverse effect on our business, financial condition and results of operations.
Economic and other risks associated with international sales and operations could adversely affect our business.
In 2014, 62% of our total revenue was from customers outside the United States, with 21% of total revenue generated in emerging markets. We expect our international operations sales and export sales to continue to be a significant portion of our revenue. We have placed a particular emphasis on increasing our growth and presence in emerging markets. Both our sales from international operations and export sales are subject, in varying degrees, to risks inherent to doing business outside the United States. These risks include the following:

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
Failure to comply with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation could result in fines, criminal penalties and an adverse effect on our business.

We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including laws related to anti-corruption, export and import compliance, anti-trust and money laundering, due to our global operations. The U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. There has been an increase in anti-bribery law enforcement activity in recent years, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice ("DOJ") and the SEC, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures will always protect us from improper conduct of our employees or business partners. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable laws, including anti-corruption laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, and curtailment of operations in certain jurisdictions, and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
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
We conduct approximately 62% of our business in various locations outside the United States. We are exposed to fluctuations in foreign currency transaction exchange rates, particularly with respect to the Euro, Swedish Krona, British Pound, Australian Dollar, Canadian Dollar, Polish Zloty, and Hungarian Forint. Any significant change in the value of currencies of the countries in which we do business relative to the value of the U.S. Dollar or Euro could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. The translation risk is primarily concentrated in the exchange rate between the U.S. dollar and the Euro, British Pound, Chinese Yuan, Swedish Krona and Canadian Dollar. As the U.S. dollar fluctuates against other currencies in which we transact business, revenue and income can be impacted. Refer to Item 7A "Quantitative and Qualitative Disclosures about Market Risk" for additional information on foreign exchange risk.

Weather conditions may adversely affect our financial results.
Weather conditions, including heavy flooding, droughts and fluctuations in temperatures, can positively or negatively impact portions of our business. Within the dewatering space, our pumps provided through our Godwin and Flygt brands are used to remove excess or unwanted water. Heavy flooding due to weather conditions drives increased demand for these applications. On the other hand, drought conditions drive higher demand for pumps used in agricultural and turf irrigation applications, such as those provided by our Goulds Water Technology, Flowtronex and Lowara brands. Fluctuations to warmer and cooler temperatures result in varying levels of demand for products used in residential and commercial applications where homes and buildings are heated and cooled with HVAC units such as those provided by our B&G brand. Given the unpredictable nature of weather conditions, this may result in volatility for certain portions of our business, as well as the operations of certain of our customers and suppliers.
Our financial results can be difficult to predict.

Our business is impacted by an increasing amount of short cycle, and book-and-bill business, which we have limited insight into, particularly for the business that we transact through our distributors. We are also impacted by large projects, whose timing can change based upon customer requirements due to a number of factors affecting the project, such as funding, readiness of the project and regulatory approvals. Accordingly, our financial results for any given period can be difficult to predict.
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
We have a significant amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions we have completed. As of December 31, 2014, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled approximately $2 billion. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the fair value of trademarks and trade names as of the acquisition date. We do not amortize goodwill and indefinite-lived intangible assets that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if interim indicators suggest that a potential impairment could exist. In testing for impairment, we will make a qualitative assessment, and if we believe that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair our goodwill and other indefinite-lived intangible assets. Any charges relating to such impairments could adversely affect our results of operations and financial condition in the periods recognized.

Our ability to successfully execute our organizational redesign as well as other restructuring and realignment actions could impact our business results.
We initiated an organizational redesign during the fourth quarter of 2013, shifting from individually managed businesses to an integrated approach within geographical regions. We expect that this will enable us to leverage the breadth of the Company’s product and services portfolio to better serve our customers and address market opportunities as well as effectively utilize internal support organizations to realize economies of scale and efficient use of resources. The successful implementation and execution of this redesign as well as our other restructuring and realignment actions, is critical to achieving our expected cost savings as well as effectively competing in the marketplace. Other factors that may impede a successful implementation is retention of key employees, the impact of regulatory matters, and adverse economic market conditions. If the organizational redesign or restructuring and realignment actions are not executed successfully, the Company’s financial results could be adversely impacted.
Changes in our effective tax rates may adversely affect our financial results.
We sell our products in more than 150 countries and 62% of our revenue was generated outside the United States in 2014. Given the global nature of our business, a number of factors may increase our future effective tax rates, including:

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
Our operating costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, energy and related utilities, freight, and cost of labor. In order to remain competitive, we may not be able to recuperate all or a portion of these higher costs from our customers through product price increases. Further, our ability to realize financial benefits from lean six sigma projects may not be able to mitigate fully or in part these manufacturing and operating cost increases and, as a result, could negatively impact our profitability.
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
As of December 31, 2014, our total outstanding indebtedness was $1,288 million, including our 3.55% Senior Notes of $600 million aggregate principal amount due September 2016 and 4.875% Senior Notes of $600 million aggregate principal amount due October 2021. We have an existing Four Year Competitive Advance and Revolving Credit Facility (the “Credit Facility”), which provides for an aggregate principal amount of up to $600 million. We have a Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank ("EIB") in an aggregate principal amount of up to €120 million (approximately $146 million).

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
Our business could be adversely affected by interruptions in information technology, communications networks and operations or cybersecurity threats.
Our business operations rely on information technology and communications networks, and operations that are vulnerable to damage or disturbance from a variety of sources. Regardless of protection measures, essentially all systems are susceptible to disruption due to failure, vandalism, computer viruses, security breaches, natural disasters, power outages and other events. In addition, cybersecurity threats are evolving and include, among others, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in our systems or our third party vendors’ systems and applications, unauthorized release of confidential or otherwise protected information and corruption of data. We also have a concentration of operations on certain sites, e.g. production and shared services centers, where business interruptions could cause material damage and costs. Transport of goods from suppliers, and to customers, could also be hampered for the reasons stated above. Although we continue to assess these risks, implement controls, and perform business continuity planning, we cannot be sure that interruptions with material adverse effects will not occur.

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

We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain, however, may not provide us with a significant competitive advantage because they may not be sufficiently broad or may be challenged, invalidated, circumvented, independently developed, or designed-around, particularly in countries where intellectual property rights laws are not highly developed, protected or enforced. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights could adversely impact our business, financial condition and results of operations.

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
Additionally, if we cannot generate sufficient cash flow from operations to meet our debt payment obligations, then our ability to pay dividends, if so determined by the Board of Directors, or make share repurchases will be impaired and we may be required to attempt to restructure or refinance our debt, raise additional capital or take other actions such as selling assets, reducing or delaying capital expenditures, reducing our dividend or delaying or curtailing share repurchases. There can be no assurance, however, that any such actions could be effected on satisfactory terms, if at all, or would be permitted by the terms of our debt or our other credit and contractual arrangements.

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
We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant new business awards;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	our ability to execute restructuring and realignment actions;

•	the operating and stock price performance of other comparable companies;

•	natural or environmental disasters that investors believe may affect us;

•	overall market fluctuations;

•	fluctuations in the budgets of federal, state and local governmental entities around the world;

•	results from any material litigation or government investigation;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.
Anti-takeover provisions in our organizational documents and Indiana law could delay or prevent a change in control.
Certain provisions of our third amended and restated articles of incorporation and our amended and restated by-laws may delay or prevent a merger or acquisition part or all of our business operations. For example, the third amended and restated articles of incorporation and the amended and restated by-laws, among other things, require advance notice for shareholder proposals and nominations and do not permit action by written consent of the shareholders, unless unanimous. In addition, the amended and restated articles of incorporation authorize our Board of Directors to issue one or more series of preferred stock. These provisions may also discourage acquisition proposals of our business operations or delay or prevent a change in control, which could harm our stock price. Indiana law also imposes some restrictions on mergers and other business combinations between any holder of 10% or more of our outstanding common stock and us.
Risks Related to our 2011 Spin-off from ITT Corporation
The Spin-off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.
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
In connection with our Spin-off, ITT and Exelis will indemnify us for certain liabilities and we will indemnify ITT or Exelis for certain liabilities. If we are required to indemnify ITT or Exelis, we may need to divert cash to meet those obligations and our financial results could be negatively impacted. In the case of ITT's or Exelis's indemnity, there can be no assurance that those indemnities will be sufficient to insure us against the full amount of such liabilities, or as to ITT's or Exelis's ability to satisfy its indemnification obligations in the future.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.        PROPERTIES
We have more than 350 locations in more than 40 countries. These properties total approximately 10.4 million square feet, of which more than 300 locations, or approximately 6.0 million square feet, are leased. We consider the offices, plants, warehouses and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. The following table shows the significant locations by segment:

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease
Water Infrastructure
Emmaboda	Sweden	Administration and Manufacturing	1,194,000	Owned
Stockholm	Sweden	Administration and Research & Development	172,000	2019
Shenyang	China	Manufacturing	125,000	Owned
Bridgeport	NJ	Administration and Manufacturing	136,000	2015
Yellow Springs	OH	Administration and Manufacturing	112,000	Owned
Quenington	UK	Manufacturing	86,000	2015
Applied Water
Morton Grove	IL	Administration and Manufacturing	530,000	Owned
Montecchio	Italy	Administration and Manufacturing	379,000	Owned
Nanjing	China	Manufacturing	363,000	Owned
Auburn	NY	Manufacturing	273,000	Owned
Lubbock	TX	Manufacturing	229,000	Owned
Cheektowaga	NY	Manufacturing	145,000	Owned
Corporate Headquarters
Rye Brook	NY	Administration	67,000	2023
ITEM 3.        LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses, including acquisitions and divestitures, environmental matters, intellectual property matters, anti-trust and anti-corruption matters, product liability and personal injury claims, employment and pension matters, government and commercial contract disputes. Although we cannot predict the outcome of these and other proceedings, including the cases below, with certainty, we believe that they will not have a material adverse effect on our consolidated financial position and results of operations.
On December 17, 2014, the Korea Fair Trade Commission (“KFTC”) issued a written decision regarding an investigation into bid-rigging allegations against Xylem Water Solutions South Korea Co., Ltd. (“Xylem South Korea”), a subsidiary of Xylem Inc. The KFTC found that certain employees of Xylem South Korea had participated in activities that violated Korea’s antitrust laws.  Xylem South Korea was assessed a fine of approximately $1.6 million and the matter was referred for criminal prosecution. In January 2015, Xylem South Korea paid the fine and filed an appeal of the KFTC’s decision with the Seoul High Court.
In connection with the KFTC matter, the Company commenced an internal investigation relating to the allegations against Xylem South Korea. In late 2014, the Company broadened this internal investigation to assess related allegations made by certain employees of Xylem South Korea during the investigation into the KFTC matter. The broadened investigation includes a review of compliance by Xylem South Korea and its employees with the requirements of the Foreign Corrupt Practices Act. The Company engaged independent outside counsel to assist with its investigation and an independent professional services firm to provide forensic accounting assistance.  In late January 2015, the Company voluntarily contacted the Securities and Exchange Commission and the Department of Justice to advise both agencies of this internal investigation. The Company will fully cooperate with any government investigation.  Xylem South Korea’s revenue is less than one percent of the Company’s total revenue. Although the Company currently cannot reasonably estimate the potential liability, if any, related to the investigation, we currently believe that these matters will not have a material adverse effect on the Company’s business, financial condition or results of operations.
On or about February 17, 2009, following a statement submitted to the Spanish Competition Authority (Comision Nacional de la Competencia, "CNC") by Grupo Industrial Ercole Marelli, S.A. regarding an anti-competitive agreement in which it said it had been participating, the CNC conducted an investigation at ITT Water & Wastewater España S.A. (now named Xylem Water Solutions España S.A.), at the Spanish Association of Fluid Pump Manufacturers (the "Association"), and at the offices of other members of the Association. On September 16, 2009, the Directorate of Investigation of the CNC commenced formal proceedings for alleged restrictive practices, such as several exchanges of information and a recommendation on general terms and conditions of sale, allegedly prohibited under applicable law. Following the conclusion of the formal proceedings, the CNC Council imposed fines on the Association and nineteen Spanish manufacturers and distributors of fluid pumps, including a fine of Euro 2,373,675 applied to ITT Water & Wastewater España S.A. and ITT Corporation. In March 2012, the Company appealed the CNC's decision to the Audiencia Nacional (the "High Court"), and vigorously defended the case. In March 2013, the High Court upheld the determination of the CNC and the fine previously assessed. In June 2013, the Company filed an appeal with the Tribunal Supremo, the Supreme Court of Spain. Xylem is awaiting the decision of the Supreme Court.

ITEM 4.        MINE SAFETY DISCLOSURES
None.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following information is provided regarding the executive officers of Xylem:

NAME	AGE	CURRENT TITLE	OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS
Patrick K. Decker	50	President and Chief Executive Officer (2014)
• President and Chief Executive Officer, Harsco Corp. (diversified, worldwide industrial company) (2012)
• President, Flow Control Segment, Tyco International Ltd. (industrial products and services company) (2003)

Michael T. Speetzen	45	Senior VP and Chief Financial Officer (2011)	• VP of Finance, Fluid and Motion Control, ITT Corporation (global manufacturing company) (2009)

Tomas Brannemo	43	Senior VP and President, Transport (2014)
• VP, Transport (2013)
• VP Strategy and Aftermarket and Service (2010)
• VP and Director of Business Unit Aftermarket and Service (2010)
• VP Marketing and Sales, Customer Support, Volvo Construction Equipment, AB Volvo (multinational manufacturing company) (2008)

Christopher R. McIntire	51	Senior VP and President, Analytics and Treatment (2013)	• Senior VP and President, Analytics (2011) • President and Chief Operating Officer, Nova Analytics (manufacturing and analytical instruments) (2006)

Robyn T. Mingle	49	Senior VP and Chief Human Resources Officer (2011)	• Senior VP of Human Resources, Hovnanian Enterprises, Inc. (real estate company) (2003)

Kenneth Napolitano	53	Senior VP and President, Applied Water Systems (2012)	• Senior VP and President, Residential and Commercial Water (2011) • President, Residential and Commercial Water (2009)

Colin R. Sabol	47	Senior VP and President, Dewatering (2013)	• Senior VP and Chief Strategy and Growth Officer (2011) • VP of Marketing and Business Development, Fluid and Motion Control, ITT Corporation (global manufacturing company)(2009)

NAME	AGE	CURRENT TITLE	OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS
Claudia S. Toussaint	51	Senior VP, General Counsel and Corporate Secretary (2014)
• Senior VP, General Counsel and Secretary, Barnes Group Inc. (international industrial and aerospace manufacturing) (2012)
• General Counsel, Flow Control Segment, Tyco International Ltd. (industrial products and services company) (2012)
• Senior VP, General Counsel and Secretary, Barnes Group Inc. (international industrial and aerospace manufacturing) (2010)
• Senior VP, General Counsel and Secretary, Embarq (multinational communications company) (2009)

Note: Date in parentheses indicates the year in which the position was assumed.

BOARD OF DIRECTORS
The following information is provided regarding the Board of Directors of Xylem:

NAME	TITLE
Markos I. Tambakeras	Chairman, Xylem Inc., Former Chairman, President and Chief Executive Officer, Kennametal, Inc.

Curtis J. Crawford, Ph.D.	President and Chief Executive Officer, XCEO, Inc.

Patrick K. Decker	President and Chief Executive Officer, Xylem Inc.

Robert F. Friel	Chairman, President and Chief Executive Officer, PerkinElmer, Inc.

Victoria D. Harker	Chief Financial Officer, Gannett Co., Inc.

Sten E. Jakobsson	Former President and Chief Executive Officer, ABB AB

Steven R. Loranger	Former Chairman, President and Chief Executive Officer, ITT Corporation

Edward J. Ludwig	Former Chairman, President and Chief Executive Officer, Becton, Dickinson and Company

Surya N. Mohapatra, Ph.D.	Former Chairman, President and Chief Executive Officer, Quest Diagnostics Incorporated

Jerome A. Peribere	President and Chief Executive Officer, Sealed Air Corporation

James P. Rogers	Former Chairman, Chief Executive Officer, Eastman Chemical Company

PART II
ITEM 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
2014 and 2013 Market Price and Dividends
Our common stock trades publicly on the New York Stock Exchange under the trading symbol “XYL”. The following table shows the high and low prices per share of our common stock as reported by the New York Stock Exchange and the dividends declared per share for the periods indicated.

	High	Low	Dividend
Fiscal Year ended December 31, 2014
First Quarter	$39.79	$32.62	$0.1280
Second Quarter	40.00	34.50	0.1280
Third Quarter	39.43	34.77	0.1280
Fourth Quarter	39.23	31.80	0.1280

Fiscal Year ended December 31, 2013
First Quarter	$29.49	$26.39	$0.1164
Second Quarter	29.19	25.56	0.1164
Third Quarter	29.79	23.61	0.1164
Fourth Quarter	34.93	26.99	0.1164
The closing price of our common stock on the NYSE on January 30, 2015 was $34.10 per share. As of January 30, 2015, there were 14,700 holders of record of our common stock.
Dividends are declared and paid on the common stock at the discretion of our Board of Directors and depend on our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2015, we declared a dividend of $0.1408 per share to be paid on March 18, 2015 for shareholders of record on February 18, 2015.
There have been no unregistered offerings of our common stock during 2014.
Fourth Quarter 2014 Share Repurchase Activity
The following table summarizes our purchases of our common stock for the quarter ended December 31, 2014:

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
10/1/14 - 10/31/14	—	—	—	$108.2
11/1/14 - 11/30/14	—	—	—	$110.2
12/1/14 - 12/31/14	—	—	—	$110.0

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 18, 2012, the Board of Directors authorized the repurchase of up to two million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares purchased under this program during the three months ended December 31, 2014 and there are 1.0 million shares (approximately $40 million based on the closing share price on December 31, 2014) that may still be purchased under this plan.

On August 20, 2013, the Board of Directors authorized the repurchase of shares up to $250 million with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. During the three months ended December 31, 2014, there were no shares repurchased under this program. There are up to $70 million in shares that may still be purchased under this plan.

PERFORMANCE GRAPH
CUMULATIVE TOTAL RETURN
The following graph compares the relative performance of our common stock, the S&P 500 Index and the S&P 500 Industrials Index. This graph covers the period from October 13, 2011 (the first day our common stock began “when-issued” trading on the NYSE) through December 31, 2014. Our common stock began “regular-way” trading following the Spin-off on November 1, 2011.

	XYL	S&P 500	S&P 1500 Industrials Index
October 13, 2011	$100	$100	$100
October 31, 2011	110	104	106
December 31, 2011	106	105	108
December 31, 2012	114	121	124
December 31, 2013	148	161	175
December 31, 2014	165	183	192
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

ITEM 6.        SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data for the five years ended December 31, 2014. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in this Report.
On and prior to the Distribution Date, our financial position and results of operations consisted of WaterCo, the water equipment and services businesses of ITT Corporation. The Spin-off was completed pursuant to the Distribution Agreement among ITT, Exelis Inc. and Xylem. Xylem's financial position and results of operations have been derived from ITT’s historical accounting records and are presented on a carve-out basis through the Distribution Date, while our financial results for Xylem post Spin-off are prepared on a stand-alone basis. Further, financial information for the twelve months ended December 31, 2011 consists of the consolidated results of Xylem on a stand-alone basis for the two months of November and December and the combined results of operations of WaterCo for the first ten months on a carve-out basis.

	Year Ended December 31,
(in millions, except per share data)	2014	2013	2012	2011 (b)	2010 (c)
Results of Operations Data:
Revenue	$3,916	$3,837	$3,791	$3,803	$3,202
Gross profit	1,513	1,499	1,502	1,461	1,214
Gross margin	38.6%	39.1%	39.6%	38.4%	37.9%
Operating income	463	363	443	395	388
Operating margin	11.8%	9.5%	11.7%	10.4%	12.1%
Net income	337	228	297	279	329
Per Share Data:
Earnings per share:
Basic	$1.84	$1.23	$1.60	$1.51	$1.78
Diluted	1.83	1.22	1.59	1.50	1.78
Basic shares outstanding (a)	183.1	185.2	185.8	185.1	184.6
Diluted shares outstanding (a)	184.2	186.0	186.2	185.3	184.6
Cash dividends per share	$0.5120	$0.4656	$0.4048	$0.1012	$—
Balance Sheet Data (at period end):
Cash and cash equivalents	$663	$533	$504	$318	$131
Working capital*	882	930	859	834	759
Total assets	4,864	4,896	4,679	4,400	3,742
Total debt	1,288	1,241	1,205	1,206	4

*	The Company calculates Working capital as follows: net accounts receivable + inventories - accounts payable - customer advances.

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

(b)	In 2011, we acquired YSI Incorporated, which contributed revenue of $35 million in 2011 and $371 million of total assets on date of acquisition.

(c)
In 2010, we acquired Godwin Pumps of America, Inc. and Nova Analytics Corporation. These businesses in the aggregate contributed revenue of $247 million in 2010 and $1,070 million of total assets on date of acquisition.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2014. Except as otherwise indicated or unless the context otherwise requires, “Xylem,” “we,” “us,” “our” and “the Company” refer to Xylem Inc. and its subsidiaries. References in the consolidated financial statements to "ITT" or the "former parent" refer to ITT Corporation and its consolidated subsidiaries (other than Xylem Inc.).
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

•
Water Infrastructure serves the water infrastructure sector with pump systems that transport water from oceans, groundwater, aquifers, lakes, rivers and seas; with filtration, ultraviolet and ozone systems that provide treatment, making the water fit to use; and pumping solutions that move the wastewater to treatment facilities where our mixers, biological treatment, monitoring and control systems provide the primary functions in the treatment process. We provide analytical instrumentation used to measure water quality, flow, and level in wastewater, surface water, and coastal environments.

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
Key Performance Indicators and Non-GAAP Measures
Management reviews key performance indicators including revenue, gross margin, segment operating income and margins, earnings per share, orders growth, working capital, free cash flow and backlog, among others. In addition, we consider certain measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions, share repurchases and debt repayment. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operations as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•
"organic revenue" and "organic orders" defined as revenue and orders, respectively, excluding the impact of foreign currency fluctuations and contributions from acquisitions and divestitures. Divestitures include sales of insignificant portions of our business that did not meet the criteria for classification as a discontinued

operation. The period-over-period change resulting from foreign currency fluctuations assumes no change in exchange rates from the prior period.

•
"constant currency" defined as financial results adjusted for currency translation impacts by translating current period and prior period activity using the same currency conversion rate. This approach is used for countries whose functional currency is not the U.S. dollar.

•
"adjusted net income" and "adjusted earnings per share" defined as net income and earnings per share, respectively, adjusted to exclude non-recurring separation costs from the Spin-off (not excluded after 2012), restructuring and realignment costs, gain on sale of business, special charges and tax-related special items. A reconciliation of adjusted net income is provided below.

(in millions, except per share data)	2014	2013	2012
Net income	$337	$228	$297
Separation costs, net of tax (a)	—	—	16
Restructuring and realignment, net of tax	31	46	17
Special charges, net of tax	—	23	—
Tax-related special items	5	14	—
Gain on sale of business, net of tax	(11)	—	—
Adjusted net income	$362	$311	$330
Weighted average number of shares - Diluted	184.2	186.0	186.2
Adjusted earnings per share	$1.97	$1.67	$1.77

(a)	Costs of $4 million ($2 million, net of tax) during 2013, associated with non-recurring separation activities are not excluded from adjusted net income.

•
"operating expenses excluding separation, restructuring and realignment costs and special charges" defined as operating expenses, adjusted to exclude non-recurring separation costs from the Spin-off (not excluded after 2012), restructuring and realignment costs and special charges.

•
"adjusted segment operating income" defined as segment operating income, adjusted to exclude non-recurring separation costs from the Spin-off (not excluded after 2012), restructuring and realignment costs, and "adjusted segment operating margin" defined as adjusted segment operating income divided by total segment revenue.

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

(in millions)	2014	2013	2012
Net cash provided by operating activities	$416	$324	$396
Capital expenditures	(119)	(126)	(112)
Separation cash payments (a)	—	—	28
Free cash flow	$297	$198	$312

(a)
Separation cash payments associated with non-recurring separation activities are included in the 2013 free cash flow. Separation cash payments are excluded from free cash flow in 2012 and include capital expenditures associated with the Spin-off of $4 million.

Executive Summary
Xylem reported revenue for 2014 of $3,916 million, an increase of 2.1% from $3,837 million reported in 2013. Significant growth in the industrial and public utility end markets combined with strength in the emerging markets, most notably in China, drove the increase. Continued challenging market conditions limited growth in other regions, Europe, for example, was flat organically year-over-year, while Japan and Australia declined. Operating income for 2014 was $463 million, reflecting an increase of $100 million or 27.5% compared to $363 million in 2013, which was primarily due to savings from lean six sigma activities, global sourcing initiatives and restructuring actions as well as lapping $24 million in non-recurring special charges in 2013, which more than offset headwinds from cost inflation and unfavorable sales mix. Additionally, restructuring and realignment cost actions taken to improve the overall cost base of the business were $43 million in 2014 as compared to $64 million in the prior year.
Additional financial highlights for 2014 include the following:

•	Net income of $337 million, or $1.83 per diluted share ($362 million or $1.97 per diluted share on an adjusted basis)

•	Free cash flow of $297 million, and net cash from operating activities of $416 million

•	Orders of $4,021 million (a 3.9% increase from 2013 on a constant currency basis)

•	We repurchased $130 million in shares under the $250 million share repurchase program approved by our Board of Directors in 2013 as part of our strategy to enhance shareholder return

•	Dividends paid to shareholders increased 10.0% in 2014.
2015 Business Outlook
In 2015, we are anticipating organic revenue growth of low single digits. The projected organic growth excludes an expected negative foreign exchange translation impact on growth of high single digits, primarily driven by a weaker Euro to U.S. dollar. We expect continued strength in the United States industrial markets, but a modest deceleration in emerging market growth and weakness in the oil and gas markets to result in low single digit growth overall for the industrial end market. We expect public utilities to also increase at low single digits where emerging market infrastructure investments continue to bolster growth and we see improving market conditions in the United States. In the commercial market, we anticipate growth of low to mid-single digits as the United States appears to continue to slowly recover and emerging markets continue to be strong, which we expect will be partially offset by soft European markets. We believe the residential markets will be flat to down low single digits as the United States markets moderate and Europe continues to be negative. Finally, the agriculture markets, which is our smallest end market, we expect will likely be relatively flat compared to 2014 as we are expecting slower growth in the United States from lapping of a strong 2014 combined with stabilization in Europe and continued strength in emerging markets.

We will continue to execute restructuring and realignment actions to reposition our European and North American business to optimize our cost structure and improve our operational efficiency and effectiveness. During 2014, we incurred $26 million and $17 million in restructuring and realignment costs, respectively. As a result of the restructuring actions in 2014, we realized $13 million of net savings. In 2015, we expect to incur approximately $20 million in restructuring and realignment costs. We expect to realize approximately $16 million of incremental net savings in 2015 from actions initiated in 2014, and an additional $2 million of net savings from our 2015 actions. Additional strategic actions we are taking include strategic initiatives to drive above-market growth, advance continuous improvement activities to increase productivity, focus on improving cash performance and drive a disciplined capital deployment strategy.

Results of Operations

(in millions)	2014	2013	2012	2014 v. 2013		2013 v. 2012
Revenue	$3,916	$3,837	$3,791	2.1%		1.2%
Gross profit	1,513	1,499	1,502	0.9%		(0.2)%
Gross margin	38.6%	39.1%	39.6%	(50	)bp	(50	)bp
Operating expenses excluding separation, restructuring and realignment costs and special charges (a)	1,007	1,048	1,013	(3.9)%		3.5%
Expense to revenue ratio	25.7%	27.3%	26.7%	(160	)bp	60	bp
Restructuring and realignment costs	43	64	24	(32.8)%		166.7%
Separation costs (a)	—	—	22	—%		NM
Special charges	—	24	—	NM		NM
Total operating expenses	1,050	1,136	1,059	(7.6)%		7.3%
Operating income	463	363	443	27.5%		(18.1)%
Operating margin	11.8%	9.5%	11.7%	230	bp	(220	)bp
Interest and other non-operating expense (income), net	53	65	55	(18.5)%		18.2%
Gain on sale of business	11	—	—	NM		—%
Income tax expense	84	70	91	20.0%		(23.1)%
Tax rate	19.8%	23.5%	23.4%	(370	)bp	10	bp
Net income	$337	$228	$297	47.8%		(23.2)%

(a)	Separation costs of $4 million ($2 million, net of tax) during 2013 are included within the $1,048 million of operating expenses.
NM     Not Meaningful
2014 versus 2013
Revenue
Revenue generated for 2014 was $3,916 million, an increase of $79 million, or 2.1%, compared to $3,837 million in 2013. On a constant currency basis, revenue grew 3.3%. The following table illustrates the impact on 2014 revenue from organic growth, recent acquisitions, and fluctuations in foreign currency.

(in millions)	$ Change	% Change
2013 Revenue	$3,837
Organic Growth	134	3.5%
Acquisitions/(Divestitures)	(6)	(0.2)%
Constant Currency	128	3.3%
Foreign currency translation (a)	(49)	(1.3)%
Total change in revenue	79	2.1%
2014 Revenue	$3,916

(a)
Foreign currency impact primarily due to weakness in the value of the Canadian Dollar, Australian Dollar, Argentine Peso, Swedish Krona and Norwegian Krone against the U.S. Dollar, partially offset by strength in the value of the British Pound against the U.S. Dollar.

The following table summarizes revenue by segment for 2014 and 2013:

(in millions)	2014	2013	As Reported Change	Constant Currency Change
Water Infrastructure	$2,442	$2,384	2.4%	4.4%
Applied Water	1,474	1,453	1.4%	1.6%
Total	$3,916	$3,837	2.1%	3.3%
Water Infrastructure
Water Infrastructure’s revenue increased $58 million, or 2.4% in 2014 (4.4% on a constant currency basis). The 4.4% constant currency increase reflects growth within the industrial water and public utility end markets and $6 million of incremental revenue from our 2013 acquisitions.
Organic revenue increased $99 million or 4.2% during the year, which was substantially due to higher volumes in transport, test and treatment applications. Revenue from transport applications grew primarily from increased industrial dewatering applications in the United States from oil and gas market-related rental activities. Transport also grew organically from public utility pump and aftermarket demand. Revenue from test applications increased due to significant strength in the United States from increased government spending coupled with the continued success of new products and cross-selling of our European technologies. Revenue from treatment applications grew from the delivery of several large projects in the emerging markets, particularly in Latin America, partially offset by lower deliverable project backlog in the United States and European markets.
Applied Water
Applied Water’s revenue increased $21 million, or 1.4% in 2014 (a 1.6% increase on a constant currency basis). The growth on a constant currency basis is driven primarily by organic revenue growth of $35 million, or 2.4% versus the prior year due to strength in the commercial building services, industrial water and agriculture end markets, which more than offset declines in the residential building services. The increase in the current year was partially offset by the absence of revenue from our Wolverhampton valves business following its divestiture in the third quarter of 2014 as compared to $12 million of revenue for the comparative period in 2013.
Organic revenue increased $35 million or 2.4% for the year due primarily to commercial building recovery in the United States institutional building market, including distributor restocking and promotional activity. Also contributing to the organic growth was industrial water application strength across all regions, particularly from projects in the Middle East and Latin America. Irrigation application revenue also grew, driven by the timing of project shipments and increased demand for vertical turbines. A decline in European demand for residential applications partially offset organic growth.
Orders/Backlog
Orders received during 2014 increased by $109 million, or 2.8% to $4,021 million (a 3.9% increase on a constant currency basis). Organic order growth increased $153 million or 3.9% for the year.
Water Infrastructure segment orders increased $68 million, or 2.8% to $2,511 million (4.4% growth on a constant currency basis), including $8 million from acquisitions. Organic order growth of 4.1% was primarily due to higher industrial demand within transport for wastewater pumps in the United States and Europe as well as strength within the dewatering business for rental and equipment sales into oil and gas markets. Orders for test applications also bolstered the growth for the segment from large orders in the United States. The strength in transport and test offset declines in treatment from project delays in the United States and Europe.
Orders increased in our Applied Water segment $41 million, or 2.8% to $1,510 million (3.0% growth on a constant currency basis). Organic growth of 3.6% was driven by strong performance in the commercial building services and industrial water markets in the United States, as well as continued strength in China. The growth was partially offset by weakness in the residential markets of Europe.
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles, and delays can occur from time to time. Total backlog was $740 million at December 31, 2014 and $707 million at December 31, 2013. We anticipate that more than 85% of the backlog at December 31, 2014 will be recognized as revenue during 2015.

Gross Margin
Gross margins as a percentage of consolidated revenue declined to 38.6% in 2014 from 39.1% in 2013. The decrease is primarily attributable to lower margin sales within the Water Infrastructure segment caused by higher mix sold to emerging markets, which have lower margins, in conjunction with foreign exchange headwinds as well as unfavorable product sales mix. These negative impacts were partially mitigated by benefits from restructuring savings and cost-saving initiatives through lean six sigma and global sourcing across both segments.
Operating Expenses

(in millions)	2014	2013	Change
Selling, General and Administrative (SG&A)	$920	$986	(6.7)%
SG&A as a % of revenue	23.5%	25.7%	(220	)bp
Research and Development (R&D)	104	104	—%
R&D as a % of revenue	2.7%	2.7%	—
Restructuring and asset impairment charges	26	42	(38.1)%
Separation Costs	—	4	NM
Operating expenses	$1,050	$1,136	(7.6)%
Expense to revenue ratio	26.8%	29.6%	(280	)bp
NM    Not meaningful percentage change

Selling, General and Administrative Expenses
SG&A decreased by $66 million or 6.7% to $920 million, or 23.5% of revenue in 2014, as compared to $986 million or 25.7% of revenue in 2013. The decrease in SG&A expenses as a percentage of revenue is due primarily to savings from restructuring actions combined with lapping the impacts from non-recurring special charges in 2013 of $24 million, which comprise the legal settlement with Xylem Group LLC, costs incurred for the change in our chief executive officer, costs incurred for the contractual indemnification of federal tax obligations to ITT and costs associated with a legal judgment arising from a historical acquisition matter. The decrease was also driven by $7 million less realignment costs in 2014, which were costs incurred by the Company to reposition our European business in an effort to optimize our cost structure and improve our operational efficiency and effectiveness as well as implement our new organizational structure.
Research and Development Expenses
R&D spending was flat at $104 million or 2.7% of revenue in both 2014 and 2013.
Restructuring and Asset Impairment Charges
During 2014, we incurred restructuring costs of $19 million, $6 million and $1 million in our Water Infrastructure and Applied Water segments, and Corporate and other, respectively. These charges were incurred primarily in an effort to realign our organizational structure in Europe and North America to optimize our cost structure. The charges relate to the reduction in structural costs, including a decrease in headcount and consolidation of facilities. During 2013, we recognized restructuring costs of $31 million and $9 million in our Water Infrastructure and Applied Water segments, respectively. These charges were incurred primarily in an effort to realign our organizational structure in Europe and North America to address declines in sales volumes and optimize our cost structure. The charges relate to the reduction in structural costs, including a decrease in headcount and consolidation of facilities.
Total expected costs associated with actions that commenced during 2014 are approximately $22 million for Water Infrastructure, approximately $10 million for Applied Water and approximately $1 million for Corporate and other. These costs primarily comprise severance charges. The Water Infrastructure and Applied Water actions are expected to continue through 2015. The Corporate and other actions are complete. As a result of these actions initiated in 2014, we achieved savings of approximately $13 million in 2014 and estimate annual future net savings beginning in 2015 of approximately $29 million.

Additionally, in the fourth quarter of 2013, we recorded a $2 million impairment charge related to three trade names in our Water Infrastructure segment associated with acquired businesses within our Analytics operating unit, reflecting a decline in their value since being acquired. Refer to Note 11, “Goodwill and Other Intangible Assets,” for additional information.

Operating Income
We generated operating income of $463 million during 2014, a $100 million or 27.5% increase from the prior year operating income of $363 million, primarily reflecting cost-saving initiatives and savings from restructuring actions. These benefits were partially offset by cost inflation combined with unfavorable impacts from our geographic and product sales mix described above. Another driving factor in the year-over-year improvement was the absence of the aforementioned special charges in 2013 within SG&A, which did not recur as well as lower restructuring and realignment costs. The following table illustrates operating income results by business segments for 2014 and 2013.

(in millions)	2014	2013	Change
Water Infrastructure	$321	$263	22.1%
Applied Water	193	175	10.3%
Segment operating income	514	438	17.4%
Corporate and other	(51)	(75)	(32.0)%
Total operating income	$463	$363	27.5%
Operating margin
Water Infrastructure	13.1%	11.0%	210	bp
Applied Water	13.1%	11.6%	150	bp
Total Xylem	11.8%	9.5%	230	bp
The table included below provides a reconciliation from segment operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin.

(in millions)	2014	2013	Change
Water Infrastructure
Operating income	$321	$263	22.1%
Restructuring and realignment costs	29	48	(39.6)%
Special charges	—	4	NM
Adjusted operating income	$350	$315	11.1%
Adjusted operating margin	14.3%	13.2%	110	bp
Applied Water
Operating income	193	175	10.3%
Restructuring and realignment costs	13	16	(18.8)%
Adjusted operating income	$206	$191	7.9%
Adjusted operating margin	14.0%	13.1%	90	bp
Total Xylem
Operating income	$463	$363	27.5%
Restructuring and realignment costs	43	64	(32.8)%
Special charges	—	24	NM
Adjusted operating income	$506	$451	12.2%
Adjusted operating margin	12.9%	11.8%	110	bp
NM    Not meaningful percentage change

Water Infrastructure
Operating income for our Water Infrastructure segment increased $58 million or 22.1% (increased $35 million or 11.1% on an adjusted basis) compared with the prior year. The 11.1% increase was primarily driven by higher volume, restructuring savings and cost reduction initiatives, such as global sourcing and lean six sigma. The increase was partially offset by cost inflation, unfavorable sales mix and price.
Applied Water
Operating income for our Applied Water segment increased $18 million or 10.3% (increased $15 million or 7.9% on an adjusted basis) compared to the prior year. The 7.9% increase was driven by lean six sigma initiatives, global sourcing and restructuring savings combined with modest price realization. The increase was partially offset by cost inflation and unfavorable foreign exchange headwinds.
Interest Expense
Interest expense was $54 million and $55 million for 2014 and 2013, respectively, primarily related to interest expense on $1.2 billion aggregate principal amount of our senior notes. Refer to Note 14, “Credit Facilities and Long-Term Debt,” for further details.
Income Tax Expense
The income tax provision for 2014 was $84 million at an effective tax rate of 19.8% compared to $70 million at an effective tax rate of 23.5% in 2013. The 2014 effective tax rate is lower than 2013 due primarily to geographic mix of earnings.
Other Comprehensive Income/(Loss)
Other comprehensive loss before tax of $284 million in 2014 as compared to income of $74 million in 2013 was primarily due to a $221 million foreign currency translation impact due to a weakening of the Euro, British Pound and Swedish Krona against the U.S. dollar. Further contributing to the year-over-year decline was a $110 million net loss in postretirement benefit plans in 2014 as compared to a net gain of $34 million in 2013 due to a decrease in discount rates, partially mitigated by actual gains on plan assets in excess of the assumed long-term rate of return. The effective tax rate on other comprehensive income decreased as compared to 2013 due primarily to the shift in comprehensive earnings from foreign currency translation, which is not taxable, as well as from a change in the jurisdictional mix of net gains and losses from postretirement benefit plans.

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

(a)
Foreign currency impact primarily due to strength in the value of the Euro and Swedish Krona against the U.S. Dollar, partially offset by weakness in the value of the Australian Dollar, South African Rand, Canadian Dollar and British Pound against the U.S. Dollar.

The following table summarizes revenue by segment for 2013 and 2012:

(in millions)	2013	2012	As Reported Change	Constant Currency Change
Water Infrastructure	$2,384	$2,349	1.5%	1.7%
Applied Water	1,453	1,442	0.8%	0.3%
Total	$3,837	$3,791	1.2%	1.1%
Water Infrastructure
Water Infrastructure’s revenue increased $35 million, or 1.5% in 2013 (1.7% on a constant currency basis). Our 2012 and 2013 acquisitions contributed $82 million of incremental revenue in 2013.
Organic revenue decreased $43 million or 1.8% during the year, which was due substantially to lower volumes across the transport, treatment and test applications. The significant declines were caused primarily by weakness in the Europe, Middle East and Africa treatment markets and declines in transport in the Asia Pacific markets from less mining activity. Organic revenue performance improved year-over-year in the third and fourth quarters of 2013 driven by increases in transport revenue, which reflected modest market recovery in northern and central Europe as well as the United States. Treatment negatively impacted organic growth for the year as revenue decreased from 2012 due substantially to non-recurring large custom projects shipped in the prior year as well as project delays from government funding uncertainties. Additionally, test applications, which had flat organic revenue in 2013, experienced lower revenue for the year from delays in orders and the government sequestration in the United States during the first half of 2013, which were offset by revenue growth in the second half of the year, specifically in Europe, as well as incremental revenue from price increases, new products and cross-branding initiatives.
Applied Water
Applied Water’s revenue increased $11 million, or 0.8% in 2013 (a 0.3% increase on a constant currency basis). The growth on a constant currency basis was driven by organic revenue growth predominately due to irrigation and industrial water applications.
Organic revenue increased $4 million or 0.3% for the year due primarily to irrigation application revenue caused by drought conditions in the United States. Strength in the industrial water application also bolstered revenue, particularly within China from large fire pump projects as well as in northern Europe from increased industrial multistage pump revenue. These revenue increases were partially offset by weakness in Europe, particularly within the residential and commercial building services markets of southern Europe, combined with sluggish industrial and commercial building service markets in the United States and Latin America.

Orders/Backlog
Orders received during 2013 increased by $130 million, or 3.4% to $3,912 million (a 3.4% increase on a constant currency basis). These amounts include a benefit of $87 million from acquisitions. Organic order growth was $43 million for the year.
The Water Infrastructure segment orders increased $79 million, or 3.3% to $2,443 million (3.6% growth on a constant currency basis), including $87 million from acquisitions. Orders increased slightly on a constant currency basis due primarily to a strong second half of 2013 driven by higher transport volume from Europe public utilities and the dewatering business, combined with healthy growth in emerging markets. Orders increased in our Applied Water segment $51 million, or 3.6% to $1,469 million (3.2% growth on a constant currency basis), driven by strong performance in the commercial building services and industrial water markets in China as well as orders within the residential building services and agriculture markets in the United States during 2013, partially offset by weakness in Southern Europe across all end markets.
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
Total expected costs associated with actions that commenced during 2013 are approximately $32 million for Water Infrastructure and approximately $8 million for Applied Water. These costs primarily comprise severance charges. These actions are substantially complete. As a result of actions initiated during 2013, we achieved net savings of approximately $13 million in 2013 and annual future net savings beginning in 2014 of approximately $36 million.

Additionally, in the fourth quarter of 2013 we recorded a $2 million impairment charge related to three trade names in our Water Infrastructure segment associated with acquired businesses within our Analytics operating unit, reflecting a decline in their value since being acquired. Refer to Note 11, “Goodwill and Other Intangible Assets,” for additional information.

Separation Costs
We had non-recurring separation costs related to our Spin-off from ITT as presented below.

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

(in millions)	2013	2012	Change
Water Infrastructure	$263	$334	(21.3)%
Applied Water	175	178	(1.7)%
Segment operating income	438	512	(14.5)%
Corporate and other	(75)	(69)	8.7%
Total operating income	$363	$443	(18.1)%
Operating margin
Water Infrastructure	11.0%	14.2%	(320)bp
Applied Water	12.0%	12.3%	(30)bp
Total Xylem	9.5%	11.7%	(220)bp

The table included below provides a reconciliation from segment operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin.

(in millions)	2013	2012	Change
Water Infrastructure
Operating income	$263	$334	(21.3)%
Separation costs	—	4	NM
Restructuring and realignment costs	48	19	152.6%
Special charges	4	—	NM
Adjusted operating income	$315	$357	(11.8)%
Adjusted operating margin	13.2%	15.2%	(200)bp
Applied Water
Operating income	175	178	(1.7)%
Separation costs	—	2	NM
Restructuring and realignment costs	16	5	220.0%
Adjusted operating income	$191	$185	3.2%
Adjusted operating margin	13.1%	12.8%	30bp
Total Xylem
Operating income	$363	$443	(18.1)%
Separation costs*	—	22	NM
Restructuring and realignment costs	64	24	166.7%
Special charges	24	—	NM
Adjusted operating income*	$451	$489	(7.8)%
Adjusted operating margin*	11.8%	12.9%	(110)bp
NM    Not meaningful percentage change

*	Costs associated with non-recurring separation activities of $4 million ($2 million, net of tax) during 2013 are not excluded from adjusted operating income.
Water Infrastructure
Operating income for our Water Infrastructure segment decreased $71 million or 21.3% (decreased $42 million or 11.8% on an adjusted basis) compared with the prior year. The 11.8% decrease was driven by lower volume, inflation, unfavorable foreign exchange impacts, costs associated with the establishment of our European headquarters and investments in growth platforms, specifically acquisitions and new product launches. The decrease was partially offset by restructuring savings and cost reduction initiatives, such as global sourcing and lean six sigma.
Applied Water
Operating income for our Applied Water segment decreased $3 million or 1.7% (increased $6 million or 3.2% on an adjusted basis) compared to the prior year. The 3.2% increase was driven by lean initiatives, global sourcing and price realization partially offset by inflation and new product development.
Interest Expense
Interest expense was $55 million for both 2013 and 2012, reflecting the same full year of interest expense related to the issuance of $1.2 billion aggregate principal amount of our senior notes. Refer to Note 14, “Credit Facilities and Long-Term Debt,” for further details.
Income Tax Expense
The income tax provision for 2013 was $70 million at an effective tax rate of 23.5% compared to $91 million at an effective tax rate of 23.4% in 2012. The 2013 effective tax rate is higher than 2012 due to an increase in foreign repatriations partially offset by mix of earnings.

Other Comprehensive Income/(Loss)
Other comprehensive income before tax of $74 million in 2013 compared to a loss of $30 million in 2012, an improvement of $104 million, was primarily due to a $34 million net gain in 2013 as compared to a net loss of $84 million in 2012 related to postretirement benefit plans. The net gain in 2013 was due to an increase in discount rates as well as actual gains on plan assets in excess of the assumed long-term rate of return as compared to the net loss in 2012 which was due to a reduction in discount rates, partially mitigated by actual gains on plan assets in excess of the assumed long-term rate of return. This year-over-year improvement was partially offset by a $33 million reduction in foreign currency translation benefit primarily due to the Euro, Swedish Krona and British Pound strengthening against the U.S. dollar. The effective tax rate on other comprehensive income decreased as compared to 2012 due primarily to the shift in comprehensive earnings from foreign currency translation, which is not taxable, as well as from a change in the jurisdictional mix of net gains and losses from postretirement benefit plans.

Liquidity and Capital Resources
The following table summarizes our sources and uses of cash:

	Year Ended December 31,
(in millions)	2014	2013	2012
Operating activities	$416	$324	$396
Investing activities	(86)	(199)	(147)
Financing activities	(147)	(100)	(74)
Foreign exchange (a)	(53)	4	11
Total	$130	$29	$186

(a)	2014 impact is primarily due to the weakness of the Euro against the US Dollar.
Sources and Uses of Liquidity
Operating Activities
During 2014, net cash provided by operating activities was $416 million, compared to $324 million in 2013. The $92 million year-over-year increase was driven by an increase in income, as well as a modest improvement in working capital performance. Reductions in payments made for restructuring and postretirement plan contributions in 2014 were largely offset by an increase in tax payments. Also contributing to the increase was a refund of value-added tax in the current year that had been paid during 2013.
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
Investing Activities
Cash used in investing activities was $86 million for 2014, compared to $199 million in 2013. The decrease of $113 million was primarily driven by a decrease in acquisition activity as there were no acquisitions in 2014, whereas we spent $81 million for the acquisitions during 2013. Also contributing to the decrease was the receipt of $30 million in 2014 for the sale of a business. Capital expenditures were also lower in 2014, with a $7 million reduction primarily due to a decrease in the spending on post Spin-off information technology investments and the relocation of our corporate headquarters.

Cash used in investing activities was $199 million in 2013 compared to $147 million in 2012. The changes in investing activities are driven almost entirely by acquisitions activity and, to a lesser extent, from changes in spending on capital expenditures. Cash used for acquisitions was $81 million in 2013 compared to $41 million during 2012. Capital expenditures were $126 million in 2013 and $112 million in 2012. The increase in capital expenditures were primarily due to information technology investments within both the Applied Water segment and Corporate as a result of system requirements subsequent to the Spin-off in addition to capital expenditures required for the relocation of our corporate headquarters as required by the Spin-off from ITT.
Financing Activities
Cash used by financing activities was $147 million, $100 million and $74 million during 2014, 2013 and 2012, respectively. The increases in cash used for financing activities was primarily driven by an increase in share repurchase activity and dividend payments. In 2014, share repurchase activity increased $61 million and dividend payments increased $7 million compared to 2013. Additionally, there was an increase in short-term debt for borrowings under the European Investment Bank facility of $50 million in 2014 versus $38 million in 2013. In 2013, increases in share repurchase activity and dividend payments were $60 million and $12 million, respectively, compared to 2012. The 2013 share repurchase activity was impacted by $50 million of repurchases under a new share repurchase program approved on August 20, 2013 by the Board of Directors to repurchase up to $250 million in shares.
Funding and Liquidity Strategy
Our ability to fund our capital needs depends on our ongoing ability to generate cash from operations, and access to the bank and capital markets.

Our global funding requirements are continually monitored with appropriate strategies executed to ensure liquidity needs are met cost effectively. Based on our current global cash positions, cash flows from operations and access to the commercial paper markets, we believe there is sufficient liquidity to meet our funding requirements.  In addition, our existing committed credit facilities and access to the public debt markets would provide further liquidity if required.
Historically, we have generated operating cash flow sufficient to fund our primary cash needs centered on operating activities, working capital, capital expenditures, and strategic investments. If our cash flows from operations are less than we expect, we may need to incur debt or issue equity. From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us or that financing will be available at all.
We anticipate that our present sources of funds, including funds from operations, will provide us with sufficient liquidity and capital resources to meet our global liquidity and capital needs over the next twelve months.
Senior Notes
On September 20, 2011, we issued 3.550% Senior Notes of $600 million aggregate principal amount due September 2016 (the "Senior Notes due 2016") and 4.875% Senior Notes of $600 million aggregate principal amount due October 2021 (the "Senior Notes due 2021" and together with the Senior Notes due 2016, the "Senior Notes").
The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and leaseback transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. If a change of control triggering event (as defined in the Senior Notes) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase. As of December 31, 2014, we were in compliance with all covenants.
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
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The Credit Facility also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of December 31, 2014, we were in compliance with all covenants.
As of December 31, 2014, this credit facility remains undrawn. Our intention is to renew the Credit Facility in 2015.
Research and Development Facility Agreement
On December 4, 2013, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank (the "EIB") to add an additional borrower under the facility.  The facility provides an aggregate principal amount of up to €120 million (approximately $146 million) to finance research projects and infrastructure development in the European Union. The Company's wholly-owned subsidiaries in Luxembourg, Xylem Holdings S.á.r.l. and Xylem International S.á.r.l., are the borrowers under the R&D Facility Agreement.  The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the EIB. The funds are available to finance research and development projects during the period from 2013 through 2016 at the Company's R&D facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.
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
In accordance with the terms of the R&D Facility Agreement, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of December 31, 2014, we were in compliance with all covenants.
As of December 31, 2014, $84 million was outstanding under the R&D Facility Agreement. Although the borrowing term for this arrangement is for five years, we have classified it as short-term debt on our Consolidated Balance Sheet since we intend to repay this obligation in less than one year.

Non-U.S. Operations
For both 2014 and 2013, we generated 62% of our revenue from non-U.S. operations. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is to indefinitely reinvest all but $65 million of these funds outside of the United States. However, we continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities that support our current designation of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of our review, it is determined that all or a portion of the funds may be needed for our operations in the United States, we would be required to accrue U.S. taxes related to future tax payments associated with the repatriation of these funds. As of December 31, 2014, our foreign subsidiaries were holding $537 million in cash or marketable securities.
As of December 31, 2014, our excess of financial reporting over the tax basis of investments in certain foreign subsidiaries totaled $1.9 billion. We have not asserted that $65 million of our excess basis difference will be indefinitely reinvested and have therefore provided for United States or additional foreign withholding taxes for that portion. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.
Contractual Obligations
The following table summarizes our contractual commitments as of December 31, 2014:

(in millions)	2015	2016 - 2017	2018 - 2019	Thereafter	Total
Debt and capital lease obligations (1)	$89	$600	$—	$600	$1,289
Interest payments (2)	51	80	59	58	248
Operating lease obligations	63	81	37	25	206
Purchase obligations (3)	54	7	—	—	61
Other long-term obligations reflected on the balance sheet	1	2	2	21	26
Total commitments	$258	$770	$98	$704	$1,830
In addition to the amounts presented in the table above, we have recorded liabilities for uncertain tax positions of $44 million. These amounts have been excluded from the contractual obligations table due to an inability to reasonably estimate the timing of such payments in individual years. Further, benefit payments which reflect expected future service related to the Company's pension and other postretirement employee benefit obligations are presented in Note 15, “Postretirement Benefit Plans” and not included in the above table. Finally, estimated environmental payments are excluded from the table above. We estimate, based on historical experience, that we will spend approximately $1 million to $2 million per year on environmental investigation and remediation. At December 31, 2014, we had estimated and accrued $5 million related to environmental matters.

(1)
Refer to Note 14, “Credit Facilities and Long-Term Debt,” in the notes to the consolidated financial statements for discussion of the use and availability of debt and revolving credit agreements. Amounts represent principal payments of long-term debt including current maturities and exclude unamortized discounts.

(2)	Amounts represent estimate of future interest payments on long-term debt outstanding as of December 31, 2014.

(3)
Represents unconditional purchase agreements that are enforceable and legally binding and that specify all significant terms to purchase goods or services, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase agreements that are cancellable without penalty have been excluded.

Off-Balance Sheet Arrangements
As of December 31, 2014, we have issued guarantees for the debt and other obligations of consolidated subsidiaries in the normal course of business. We have determined that none of these arrangements has a material current effect or is reasonably likely to have a material future effect on our consolidated financial statements, liquidity, capital expenditures or capital resources.

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
Warranty Accrual. Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered and are recorded as a component of cost of revenue. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and consider any factors that may cause differences in expected future warranty costs as compared to historical claim experience. While we engage in extensive product quality programs and processes, we base our estimated warranty obligation on product warranty terms offered to customers, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product class failures outside of our baseline experience. We also record a warranty liability for specific matters. We assess the adequacy of our recorded warranty liabilities quarterly and adjust amounts as necessary.
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
Determining the fair value of a reporting unit or an indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, assumed royalty rates, future economic and market conditions and identification of appropriate market comparable data. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also require judgment. Goodwill is tested for impairment at either the operating segment identified in Note 21, “Segment and Geographic Data,” of the consolidated financial statements, or one level below. The fair value of our reporting units and indefinite-lived intangible assets is based on estimates and assumptions that are believed to be reasonable. Significant changes to these estimates and assumptions could adversely impact our conclusions. Actual future results may differ from those estimates.

During the fourth quarter of 2014, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were substantially in excess of each of their carrying values. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

We determined that no impairment of the indefinite-lived intangibles existed as of the measurement date in 2014. During the fourth quarter of 2013 we performed our annual impairment test of our indefinite-lived intangibles assets which resulted in an impairment charge of $2 million related to trade names within our Water Infrastructure segment. Refer to Note 11, “Goodwill and Other Intangible Assets,” for additional information.
Postretirement Plans. Company employees around the world participate in numerous defined benefit plans. The determination of projected benefit obligations and the recognition of expenses related to these plans are dependent on various assumptions. These major assumptions primarily relate to discount rates, expected long-term rates of return on plan assets, rate of future compensation increases, mortality, health care inflation and years of service (some of which are disclosed in Note 15, “Postretirement Benefit Plans,” in the notes to the consolidated financial statements) and other factors. Actual results that differ from our assumptions are accumulated and amortized on a straight-line basis only to the extent they exceed 10% of the higher of the market-related value or projected benefit obligation, over the average remaining service period of active plan participants, or for plans with all or substantially all inactive participants, over the average remaining life expectancy.
Significant Assumptions
Management develops each assumption using relevant Company experience, in conjunction with market-related data for each individual country in which such plans exist. All assumptions are reviewed annually with third-party consultants and adjusted as necessary. The table included below provides the weighted average assumptions used to estimate our defined benefit pension obligations and costs as of and for the years ended 2014 and 2013.

	2014		2013
	U.S.	Int’l	U.S.	Int’l
Benefit Obligation Assumptions
Discount rate	4.01%	3.14%	4.79%	4.23%
Rate of future compensation increase	NM	3.34%	NM	3.48%
Net Periodic Benefit Cost Assumptions
Discount rate	4.79%	4.23%	4.13%	4.04%
Expected long-term return on plan assets	8.00%	7.30%	8.00%	7.33%
Rate of future compensation increase	NM	3.48%	4.50%	3.50%

NM
Not meaningful. During 2013, an amendment to one of the Company's U.S business unit's pension plans modified the benefit formula. Similar to all other U.S. pension plans, pension benefits for future service was changed to be based on years of service and not be impacted by future compensation increases.

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

	2014	2013	2012
Expected long-term rate of return on plan assets	7.38%	7.40%	7.42%
Actual rate of return on plan assets	18.13%	10.17%	10.09%
For the recognition of net periodic pension cost, the calculation of the expected return on plan assets is generally derived by applying the expected long-term rate of return to the market-related value of plan assets. The market-

related value of plan assets is based on average asset values at the measurement date over the last five years. The use of fair value, rather than a calculated value, could materially affect net periodic pension cost. Our weighted average expected long-term rate of return on plan assets for all pension plans, effective January 1, 2015 is 7.38%. We estimate that every 25 basis point change in the expected return on plan assets impacts the expense by $1 million.
The discount rate reflects our expectation of the present value of expected future cash payments for benefits at the measurement date. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense. We base the discount rate assumption on current investment yields of high-quality fixed income investments during the retirement benefits maturity period. The pension discount rate was determined by considering an interest rate yield curve comprising AAA/AA bonds, with maturities between zero and 30 years, developed by the plan’s actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single-point discount rate matching the plan’s characteristics. Our weighted average discount rate for all pension plans effective January 1, 2015, is 3.23%. We estimate that every 25 basis point change in the discount rate impacts the expense by $1 million.
The rate of future compensation increase assumption reflects our long-term actual experience and future and near-term outlook. Effective January 1, 2015, our expected rate of future compensation is 3.34% for all pension plans. The estimated impact of a 25 basis point change in the expected rate of future compensation is less than $1 million.
The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 6.88% for 2015, decreasing ratably to 5.00% in 2020. An increase or decrease in the health care trend rates by one percent per year would impact the aggregate annual service and interest components by less than $1 million, and impact the benefit obligation by approximately $4 million.
We currently anticipate making contributions to our pension and postretirement benefit plans in the range of $24 million to $34 million during 2015, of which $7 million is expected to be made in the first quarter.
Funded Status
Funded status is derived by subtracting the respective year-end values of the projected benefit obligations from the fair value of plan assets. We estimate that every 25 basis point change in the discount rate impacts the funded status by approximately $30 million.
Fair Value of Plan Assets
The plan assets of our pension plans comprise a broad range of investments, including domestic and foreign equity securities, interests in private equity and hedge funds, fixed income investments, insurance contracts, and cash and cash equivalents.
A portion of our pension benefit plan assets portfolio comprises investments in private equity and hedge funds. The private equity and hedge fund investments are generally measured at net asset value. However, in certain instances, the values reported by the asset managers were not current at the measurement date. Accordingly, we made estimate adjustments to the last reported value where necessary to measure the assets at fair value at the measurement date. These adjustments consider information received from the asset managers, as well as general market information. The adjustment recorded at December 31, 2014 and 2013 for these assets represented less than one percent of total plan assets in each respective year. Asset values for other positions were generally measured using market observable prices. We estimate that a 5% change in asset values will impact funded status by approximately $27 million.
New Accounting Pronouncements
See Note 2, “Recently Issued Accounting Pronouncements,” in the notes to the consolidated financial statements for a complete discussion of recent accounting pronouncements.

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
Foreign Currency Exchange Rate Risk
We conduct approximately 62% of our business in various locations outside the United States.

Our economic foreign currency risk primarily relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. We may use derivative financial instruments to offset risk related to receipts from customers and payments to suppliers, when it is believed that the exposure will not be limited by our normal operating and financing activities. In January 2012, we began to enter into currency forward contracts periodically in order to manage the exchange rate fluctuation risk on certain intercompany transactions associated with third party sales and purchases. These risks are also mitigated by natural hedges including the presence of manufacturing facilities outside the United States, global sourcing and other spending which occurs in foreign countries. Our principal foreign currency transaction exposures primarily relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty, Australian Dollar and Hungarian Forint. We estimate that a hypothetical 10% movement in foreign currency exchange rates would not have a material economic impact to Xylem’s financial position and results of operations.

Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. The translation risk is primarily concentrated in the exchange rate between the U.S. dollar and the Euro, British Pound, Chinese Yuan, Swedish Krona and Canadian Dollar. As the U.S. dollar strengthens against other currencies in which we transact business, revenue and income will generally be negatively impacted, and if the U.S. dollar weakens, revenue and income will generally be positively impacted. We estimate that a hypothetical 10% movement of the U.S dollar to the various foreign currency exchange rates we translate from, in the aggregate, could have approximately a 7% impact on Xylem's consolidated revenue and income as reported in U.S. dollars. We expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so, though our intent is to indefinitely reinvest most of these funds outside of the U.S. As such, we do not expect translation risk to have a material economic impact on our financial position and results of operations.
Interest Rate Risk
As of December 31, 2014, we do not have a material exposure to interest rate risk as our debt portfolio primarily comprises long-term, fixed-rate instruments. We do not account for our long-term debt using the fair value option.
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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Xylem Inc.
Rye Brook, New York

We have audited the accompanying consolidated balance sheets of Xylem Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Xylem Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 26, 2015

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(In Millions, except per share data)

Year Ended December 31,	2014	2013	2012
Revenue	$3,916	$3,837	$3,791
Cost of revenue	2,403	2,338	2,289
Gross profit	1,513	1,499	1,502
Selling, general and administrative expenses	920	986	914
Research and development expenses	104	104	106
Separation costs	—	4	22
Restructuring and asset impairment charges	26	42	17
Operating income	463	363	443
Interest expense	54	55	55
Other non-operating income (expense), net	1	(10)	—
Gain from sale of business	11	—	—
Income before taxes	421	298	388
Income tax expense	84	70	91
Net income	$337	$228	$297
Earnings per share:
Basic	$1.84	$1.23	$1.60
Diluted	$1.83	$1.22	$1.59
Weighted average number of shares:
Basic	183.1	185.2	185.8
Diluted	184.2	186.0	186.2
Dividends declared per share	$0.5120	$0.4656	$0.4048

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)

Year Ended December 31,	2014	2013	2012
Net income	$337	$228	$297
Other comprehensive income, before tax:
Foreign currency translation adjustment	(206)	15	48
Net change in cash flow hedges:
Unrealized (losses) gains	(22)	1	4
Amount of loss (gain) reclassified into net income	6	—	(3)
Net change in postretirement benefit plans:
Net (loss) gain	(110)	34	(84)
Prior service credit (cost)	17	4	(1)
Amortization of prior service (credit) cost	(1)	1	1
Amortization of net actuarial loss	11	17	11
Settlement	1	—	2
Foreign exchange	20	2	(8)
Other comprehensive (loss) income, before tax	(284)	74	(30)
Income tax (benefits) expense related to other comprehensive (loss) income	(18)	22	(23)
Other comprehensive (loss) income, net of tax	(266)	52	(7)
Comprehensive income	$71	$280	$290

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, except per share amounts)

December 31,	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$663	$533
Receivables, less allowances for discounts and doubtful accounts of $34 and $31 in 2014 and 2013, respectively	771	817
Inventories	486	475
Prepaid and other current assets	144	143
Deferred income tax assets	38	41
Total current assets	2,102	2,009
Property, plant and equipment, net	461	488
Goodwill	1,635	1,718
Other intangible assets, net	431	488
Other non-current assets	235	193
Total assets	$4,864	$4,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$338	$332
Accrued and other current liabilities	481	479
Short-term borrowings and current maturities of long-term debt	89	42
Total current liabilities	908	853
Long-term debt	1,199	1,199
Accrued postretirement benefits	388	348
Deferred income tax liabilities	158	191
Other non-current accrued liabilities	84	64
Total liabilities	2,737	2,655
Commitment and Contingencies (Note 19)
Stockholders’ equity:
Common Stock — par value $0.01 per share:
Authorized 750.0 shares, issued 188.9 and 187.6 shares in 2014 and 2013, respectively	2	2
Capital in excess of par value	1,796	1,753
Retained earnings	648	405
Treasury stock – at cost 6.6 shares and 3.0 shares in 2014 and 2013, respectively	(220)	(86)
Accumulated other comprehensive income	(99)	167
Total stockholders’ equity	2,127	2,241
Total liabilities and stockholders’ equity	$4,864	$4,896

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

Year Ended December 31,	2014	2013	2012
Operating Activities
Net income	$337	$228	$297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	95	99	94
Amortization	47	51	48
Deferred income taxes	(29)	(14)	1
Share-based compensation	18	27	22
Restructuring and asset impairment charges, net	26	42	17
Gain from sale of business	(11)	—	—
Other, net	2	15	2
Payments of restructuring	(26)	(35)	(9)
Contributions to postretirement benefit plans	(35)	(43)	(46)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(37)	(47)	2
Changes in inventories	(49)	(39)	5
Changes in accounts payable	17	4	(4)
Changes in accrued liabilities	3	18	(28)
Changes in accrued taxes	25	20	(17)
Net changes in other assets and liabilities	33	(2)	12
Net Cash — Operating activities	416	324	396
Investing Activities
Capital expenditures	(119)	(126)	(112)
Proceeds from the sale of property, plant and equipment	2	6	5
Acquisitions of businesses and assets, net of cash acquired	—	(81)	(41)
Proceeds from sale of business	30	—	—
Other, net	1	2	1
Net Cash — Investing activities	(86)	(199)	(147)
Financing Activities
Net transfer to former parent	—	—	(9)
Issuance of short-term debt	52	39	13
Principal payments of debt and capital lease obligations	—	(2)	(14)
Repurchase of common stock	(134)	(73)	(13)
Proceeds from exercise of employee stock options	26	22	24
Excess tax benefit from share based compensation	2	1	—
Dividends paid	(94)	(87)	(75)
Other, net	1	—	—
Net Cash — Financing activities	(147)	(100)	(74)
Effect of exchange rate changes on cash	(53)	4	11
Net change in cash and cash equivalents	130	29	186
Cash and cash equivalents at beginning of year	533	504	318
Cash and cash equivalents at end of year	$663	$533	$504
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$51	$51	$53
Income taxes (net of refunds received)	$81	$65	$104
See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Millions, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2012	2	1,663	44	122	—	1,831
Net income			297			297
Other comprehensive loss, net				(7)		(7)
Dividends declared ($0.4048 per share)			(77)			(77)
Stock incentive plan activity		43				43
Repurchase of common stock					(13)	(13)
Balance at December 31, 2012	$2	$1,706	$264	$115	$(13)	$2,074
Net income			228			228
Other comprehensive income, net				52		52
Dividends declared ($0.4656 per share)			(87)			(87)
Stock incentive plan activity		47				47
Repurchase of common stock					(73)	(73)
Balance at December 31, 2013	$2	$1,753	$405	$167	$(86)	$2,241
Net income			337			337
Other comprehensive income, net				(266)		(266)
Dividends declared ($0.5120 per share)			(94)			(94)
Stock incentive plan activity		43				43
Repurchase of common stock					(134)	(134)
Balance at December 31, 2014	$2	$1,796	$648	$(99)	$(220)	$2,127

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On October 31, 2011 (the "Distribution Date"), ITT Corporation (“ITT”) completed the Spin-off (the “Spin-off”) of Xylem, formerly ITT’s water equipment and services businesses. The Spin-off was completed pursuant to the Distribution Agreement, dated as of October 25, 2011 (the “Distribution Agreement”), among ITT, Exelis Inc. (“Exelis”) and Xylem. Xylem Inc. was incorporated in Indiana on May 4, 2011 in connection with the Spin-off.
Hereinafter, except as otherwise indicated or unless the context otherwise requires, “Xylem,” “we,” “us,” “our” and “the Company” refer to Xylem Inc. and its subsidiaries. References in the notes to the consolidated financial statements to “ITT” or “ former parent” refers to ITT Corporation and its consolidated subsidiaries (other than Xylem Inc.).
Basis of Presentation
The consolidated financial statements reflect our financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intracompany transactions between our businesses have been eliminated.
In 2014, we began implementing an organizational redesign to integrate its commercial teams within geographical regions.  The integration of our commercial teams creates a cross Xylem sales and marketing organization shifting from a dedicated product line organizational structure. This sales structure is largely in place in the Company’s European, Middle East, Africa and Asia regions and to a lesser extent in our other regions.  While this organizational redesign did not change the Company’s reportable segments, it had implications on how the Company manages the business, the most significant of which was the shift of certain responsibilities, namely customer and market related activities, into the regional selling organizations. These changes and the related measurement system were effective in the fourth quarter 2014 and as a result, the Company has reported its financial performance based on the new organizational design. Segment orders, revenue and operating income are reallocated between the Company’s two reportable segments, Applied Water and Water Infrastructure. The Company has recast certain historical amounts between the Company’s two reportable segments, however this change had no impact on the Company’s historical consolidated financial position or results of operations. The recast financial information does not represent a restatement of previously issued financial statements.
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
Consolidation Principles
We consolidate companies in which we have a controlling financial interest or when Xylem is considered the primary beneficiary of a variable interest entity. We account for investments in companies over which we have the ability to exercise significant influence but do not hold a controlling financial interest under the equity method, and we record our proportionate share of income or losses in the Consolidated Income Statements. Equity method investments are reviewed for impairment when events or circumstances indicate the investment may be other than temporarily impaired. This requires significant judgment, including an assessment of the investee’s financial condition, the possibility of subsequent rounds of financing, and the investee’s historical and projected results of operations. If the actual results of operations for the investee are significantly different from projections, we may incur future charges for the impairment of these investments.
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
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collectability is reasonably assured and delivery has occurred or services have been rendered. For product sales, other than long-term construction-type contracts, we recognize revenue at the time title, and risks and rewards of ownership pass, which is generally when products are shipped. Certain contracts with customers require delivery, installation, testing, certification or other acceptance provisions to be satisfied before revenue is recognized. We recognize revenue on product sales to channel partners, including resellers, distributors or value-added solution providers at the time of sale when the channel partners have economic substance apart from Xylem and Xylem has completed its obligations related to the sale. Revenue from the rental of equipment is recognized over the rental period. Service revenue is recognized as services are performed.

For agreements that contain multiple deliverables, we recognize revenue based on the relative selling price if the deliverable has stand-alone value to the customer and, in arrangements that include a general right of return relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. The selling price for a deliverable is based on vendor-specific objective evidence of selling price (“VSOE”), if available, third-party evidence of selling price (“TPE”) if VSOE is not available, or best estimated selling price, if neither VSOE nor TPE is available.
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
Tax benefits are recognized for an uncertain tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available. Such adjustments are recognized in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is adequate. We classify interest relating to unrecognized tax benefits as a component of other non-operating (expense) income, net and tax penalties as a component of income tax expense in our Consolidated Income Statements.
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

Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different geographical regions. We perform ongoing credit evaluations of the financial condition of our third-party distributors, resellers and other customers and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of December 31, 2014 and 2013 we do not believe we have any significant concentrations of credit risk.
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

Goodwill and Intangible Assets
Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of acquired businesses. Intangible assets include customer relationships, proprietary technology, brands and trademarks, patents and other intangible assets. Intangible assets with a finite life are amortized on a straight-line basis over an estimated economic useful life which ranges from 5 to 20 years and is included in selling, general and administrative expense. Certain of our intangible assets, namely certain brands and trademarks, have an indefinite life and are not amortized.
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
Product Warranties
We accrue for the estimated cost of product warranties at the time revenue is recognized and record it as a component of cost of revenue. Our product warranty liability reflects our best estimate of probable liability under the terms and conditions of our product warranties offered to customers. We estimate the liability based on our standard warranty terms, the historical frequency of claims and the cost to replace or repair our products under warranty. Factors that impact our warranty liability include the number of units sold, the length of warranty term, historical and anticipated rates of warranty claims and cost per claim. We also record a warranty liability for specific matters. We assess the adequacy of our recorded warranty liabilities quarterly and adjust amounts as necessary.
Postretirement Benefit Plans
The determination of defined benefit pension and postretirement plan obligations and their associated costs requires the use of actuarial computations to estimate participant plan benefits to which the employees will be entitled. The significant assumptions primarily relate to discount rates, expected long-term rates of return on plan assets, rate of future compensation increases, mortality, years of service and other factors. We develop each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. All actuarial assumptions are reviewed annually with third-party consultants and adjusted as necessary. For the recognition of net periodic postretirement cost, the calculation of the expected return on plan assets is generally derived by applying the expected long-term rate of return on the market-related value of plan assets. The market-related value of plan assets is based on average asset values at the measurement date over the last five years. Actual results that differ from our assumptions are accumulated and amortized on a straight-line basis only to the extent they exceed 10% of the higher of the market-related value or the projected benefit obligation, over the average remaining service period of active participants, or for plans with all or substantially all inactive participants, over the average remaining life expectancy. The fair value of plan assets is determined based on market prices or estimated fair value at the measurement date.
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
Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2014 and 2013 were uninsured. Foreign cash balances at December 31, 2014 and 2013 were $537 million and $423 million, respectively.

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

Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted

In January 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which eliminates from U.S. GAAP the concept of an extraordinary item. Under existing U.S. GAAP, an event or transaction must be unusual in nature and must occur infrequently to be considered an extraordinary item. Additionally, under current U.S. GAAP extraordinary items are separately presented in a company’s income statement and disclosed in the footnotes to the company’s financial statements. As a result of the new guidance regarding extraordinary items, a company will no longer (1) segregate an extraordinary item from the results of ordinary operations, (2) separately present an extraordinary item on its income statement, and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. This guidance is effective for annual reporting periods beginning after December 15, 2015 and may be applied prospectively or retrospectively. This guidance is not expected to have an impact on our financial condition or results of operations.

In June 2014, the FASB issued guidance related to the recognition of compensation on employee share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The standard states that the performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. This guidance is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The components of the guidance may be applied either (a) prospectively to all awards granted or modified after the effective date, or (b) retrospectively to all awards outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. This guidance is not expected to have an impact on our financial condition or results of operations.

In May 2014, the FASB issued guidance on recognizing revenue from contracts with customers. The guidance outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the model is that an entity recognizes revenue to portray the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also expands disclosure requirements regarding revenue recognition. This guidance is effective for annual reporting periods beginning after December 15, 2016, and may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. Early adoption is not permitted. We are currently evaluating the impact of the guidance on our financial condition and results of operations.

In April 2014, the FASB issued guidance related to the reporting of discontinued operations. The guidance states that the disposal of a business or operation is required to be reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. The guidance also expands disclosures about discontinued operations and the disposal of significant businesses that did not qualify for discontinued operations presentation. This standard is effective prospectively for disposals (or businesses that qualify as “held for sale”) that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. The impact of this guidance on our financial condition and results of operations will depend on the occurrence and the significance of disposal transactions that meet the criteria described above.

In January 2014, the FASB issued guidance related to service concession arrangements. A service concession arrangement is an arrangement between a public-sector entity grantor and an operating entity under which the operating entity operates the grantor's infrastructure (for example, airports, roads and bridges). The guidance states that service concession arrangements should not be accounted for under the guidance of Topic 840, Leases, but rather other guidance as deemed appropriate. This guidance is effective for fiscal years beginning on or after December 15, 2014 with early adoption permitted. Opening retained earnings will be adjusted in the year of adoption to reflect the cumulative historical impact of any arrangements existing at the date of adoption, and the new guidance will then be applied to the financial statements on a prospective basis. The adoption of this guidance is not expected to have a material impact on our financial condition or results of operations.
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

Note 3. Acquisitions and Divestitures
2014 Divestiture

On July 2, 2014, we divested our Wolverhampton, U.K.-based pneumatic and hydraulic valves business for approximately $30 million. The sale resulted in a gain of $11 million, reflected in gain from sale of business in our Consolidated Income Statement. The business, which was part of our Applied Water segment, provided a wide range of products, primarily to industrial original equipment manufacturer customers in the oil and gas sector. The business reported 2013 annual revenue of approximately $25 million.

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

Note 4. Restructuring and Asset Impairment Charges

From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position ourselves based on the economic environment and customer demand. During 2014 and 2013, the costs incurred primarily relate to the reduction in structural costs, including the elimination of headcount and consolidation of facilities primarily within our Water Infrastructure and Applied Water segments. During 2012, the costs incurred primarily relate to restructuring related severance payments for reductions in force initiatives primarily within our Water Infrastructure segment. The components of restructuring and asset impairment charges incurred during each of the previous three years ended are presented below.

	Year Ended December 31,
(in millions)	2014	2013	2012
By component:
Severance and other charges	$26	$38	$17
Lease related charges	1	2	—
Reversal of restructuring accruals	(1)	—	—
Total restructuring charges	26	40	17
Asset impairment	—	2	—
Total restructuring and asset impairment charges	$26	$42	$17

By segment:
Water Infrastructure	$19	$33	$14
Applied Water	6	9	3
Corporate and other	1	—	—

Restructuring

The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Balance Sheet within accrued liabilities, for the years ended December 31, 2014 and 2013.

(in millions)	2014	2013
Restructuring accruals - January 1	$13	$9
Restructuring charges	26	40
Cash payments	(26)	(35)
Other	(1)	(1)
Restructuring accruals - December 31	$12	$13

By segment:
Water Infrastructure	$5	$6
Applied Water	3	3
Regional selling locations (a)	3	4
Corporate and other	1	—

(a)
Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following is a rollforward of employee position eliminations associated with restructuring activities for the years ended December 31, 2014 and 2013.

	2014	2013
Planned reductions - January 1	51	54
Additional planned reductions	320	513
Actual reductions	(238)	(516)
Planned reductions - December 31	133	51

Total expected costs associated with actions commenced during 2014 of approximately $22 million for Water Infrastructure include $18 million incurred in 2014 and $4 million remaining to be incurred in 2015. These costs primarily comprise severance charges. We currently expect these actions to continue through the end of 2015. Total expected costs of approximately $10 million for Applied Water include $6 million incurred in 2014 and $4 million remaining to be incurred during 2015. These costs primarily comprise severance charges. We currently expect these actions to continue through the end of 2015. Total expected and incurred costs associated with Corporate and other actions commenced during 2014 were $1 million. These actions were completed during 2014.

Total expected costs associated with actions that commenced during 2013 are approximately $32 million for Water Infrastructure. Approximately $31 million of the expected cost was incurred in 2013 and $1 million was incurred during 2014. Total expected costs associated with actions that commenced during 2013 are approximately $8 million for Applied Water. Approximately $8 million of the expected cost was incurred in 2013. These actions are substantially complete.

Asset Impairment Charges
During the fourth quarter of 2013 we performed our annual impairment test of our indefinite-lived intangibles assets, which resulted in an impairment charge of $2 million related to trade names within our Water Infrastructure segment. Refer to Note 11, “Goodwill and Other Intangible Assets,” for additional information.

Note 5. Separation Costs
We had non-recurring separation costs related to our Spin-off from ITT as presented below.

	Year Ended December 31,
(in millions)	2014	2013	2012
Rebranding and marketing costs	$—	$—	$8
Advisory and professional fees	—	—	7
Information and technology costs	—	2	3
Employee retention and hiring costs	—	—	1
Lease termination and other real estate costs	—	2	1
Other	—	—	2
Total separation costs in operating income	—	4	22
Tax-related separation cost	—	—	—
Income tax benefit	—	(2)	(6)
Total separation costs, net of tax	$—	$2	$16

Note 6. Other Non-Operating Income (Expense), Net
The components of other non-operating income (expense), net are as follows:

	Year Ended December 31,
(in millions)	2014	2013	2012
Interest income	$2	$3	$4
Income from joint ventures	2	2	4
Other expense – net (a)	(3)	(15)	(8)
Total other non-operating income (expense), net	$1	$(10)	$—
(a) 2013 includes $10 million of expense incurred under the tax matters agreement with ITT. Refer to Note 7 "Income Taxes" for additional information regard the tax matters agreement.
Note 7. Income Taxes
The source of pre-tax income and the components of income tax expense are as follows:

	Year Ended December 31,
(in millions)	2014	2013	2012
Income components:
Domestic	$118	$49	$106
Foreign	303	249	282
Total pre-tax income	$421	$298	$388
Income tax expense components:
Current:
Domestic – federal	$44	$37	$27
Domestic – state and local	7	1	7
Foreign	62	46	56
Total Current	113	84	90
Deferred:
Domestic – federal	$(14)	$(6)	$10
Domestic – state and local	—	—	(2)
Foreign	(15)	(8)	(7)
Total Deferred	(29)	(14)	1
Total income tax provision	$84	$70	$91
Effective income tax rate	19.8%	23.5%	23.4%

Reconciliations between taxes at the U.S. federal income tax rate and taxes at our effective income tax rate on earnings before income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes	1.0	0.7	1.2
Settlements of tax examinations	0.4	—	0.2
Valuation allowance	22.9	39.4	8.9
Tax exempt interest	(26.3)	(43.0)	(18.2)
Foreign tax rate differential	(4.2)	(4.1)	(3.4)
Repatriation of foreign earnings, net of foreign tax credits	(1.7)	5.1	0.4
Tax incentives	(6.2)	(8.1)	—
Other – net	(1.1)	(1.5)	(0.7)
Effective income tax rate	19.8%	23.5%	23.4%
We operate under tax incentives, which are effective January 2013 through December 2023 and may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon our meeting certain employment thresholds. The impact of these tax incentives decreased our tax provision by 6.2% and 8.1% in 2014 and 2013, respectively.
Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse.
 The following is a summary of the components of the net deferred tax assets and liabilities recognized in the Consolidated Balance Sheets:

	December 31,
(in millions)	2014	2013
Deferred tax assets:
Employee benefits	$124	$114
Accrued expenses	25	20
Loss and other tax credit carryforwards	456	374
Inventory	6	6
Other	3	1
	$614	$515
Valuation allowance	(427)	(349)
Net deferred tax asset	$187	$166
Deferred tax liabilities:
Intangibles	$173	$180
Investment in foreign subsidiaries	8	15
Property, plant, and equipment	22	19
Other	30	42
Total deferred tax liabilities	$233	$256
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize existing deferred tax assets. On the basis of this evaluation, as of December 31, 2014, a valuation allowance of $427 million has been established to reduce the deferred income tax asset related to certain U.S. and foreign net operating losses, and U.S. and foreign capital loss carryforwards.

A reconciliation of our valuation allowance on deferred tax assets is as follows:

(in millions)	2014	2013	2012
Valuation allowance — January 1	$349	$229	$195
Change in assessment	(4)	—	—
Current year operations	82	120	34
Valuation allowance — December 31	$427	$349	$229
The valuation allowance is primarily attributable to foreign deferred tax assets.

Deferred taxes are classified net of unrecognized tax benefits in the Consolidated Balance Sheets as follows:

	December 31,
(in millions)	2014	2013
Current assets	$38	$41
Non-current assets	79	64
Current liabilities	(5)	(4)
Non-current liabilities	(158)	(191)
Total net deferred tax liabilities	$(46)	$(90)
Tax attributes available to reduce future taxable income begin to expire as follows:

(in millions)	December 31, 2014	First Year of Expiration
U.S. net operating loss	$8	December 31, 2024
State net operating loss	53	December 31, 2015
U.S. tax credits	38	December 31, 2020
Foreign net operating loss	1,496	December 31, 2015
The foreign tax credit for financial statement purposes differs from the amount for tax return purposes due to unrecognized tax benefits.
As of December 31, 2014, we have provided a deferred tax liability of $8 million on the excess of $65 million of financial reporting over the tax basis of investments in certain foreign subsidiaries that has not been indefinitely reinvested. However, we have not provided for deferred taxes on the excess of financial reporting over the tax basis of investments in certain foreign subsidiaries in the amount of $1.9 billion because we plan to reinvest such amounts indefinitely outside the U.S. The determination of the amount of federal and state income taxes is not practicable because of complexities of the hypothetical calculation.
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

(in millions)	2014	2013	2012
Unrecognized tax benefits — January 1	$30	$8	$5
Additions for:
Current year tax positions	9	23	1
Prior year tax positions	7	—	2
Reductions for:
Settlements	(2)	(1)	—
Unrecognized tax benefits — December 31	$44	$30	$8

The amount of unrecognized tax benefits at December 31, 2014, was $44 million which, if ultimately recognized, will reduce our annual effective tax rate. We do not believe that the unrecognized tax benefits will significantly change within the next twelve months.
In many cases, unrecognized tax benefits are related to tax years that remain subject to examination by the relevant taxing authorities. By virtue of previously filed separate company tax returns including tax returns filed by ITT, we are routinely under audit by federal, state, local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the company are recorded in the period they become known. Under the Tax Matters Agreement, as discussed below, ITT assumes all consolidated tax liabilities and related interest and penalties for the pre-spin period. The following table summarizes the earliest open tax years by major jurisdiction:

Jurisdiction	Earliest Open Year
Canada	2009
Germany	2005
Italy	2009
Luxembourg	2010
Poland	2007
Sweden	2009
Switzerland	2010
United Kingdom	2011
United States	2009
We classify interest relating to unrecognized tax benefits as a component of other non-operating (expense) income, net and tax penalties as a component of income tax expense in our Consolidated Income Statements. The amount of interest relating to unrecognized tax benefits as of December 31, 2014 was $1 million.
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
Under U.S. federal income tax law, ITT and the Spincos are severally liable for all of ITT’s U.S. federal income taxes attributable to periods prior to and including the year of the Spin-off, which ended on December 31, 2011.
Thus, if ITT failed to pay the U.S. federal income taxes attributable to it under the Tax Matters Agreement for periods prior to and including the year of the Spin-off, the Spincos would be severally liable for such taxes. In the event a Spinco is required to make a payment in respect of a Spin-off related tax liability of the ITT consolidated U.S. federal income tax return group under these rules for which such Spinco is not responsible under the Tax Matters Agreement and full indemnification cannot be obtained from the Spinco responsible for such payment under the Tax Matters Agreement, ITT will indemnify the Spinco that was required to make the payment from and against the portion of such liability for which full indemnification cannot be obtained from the Spinco responsible for such payment under the Tax Matters Agreement.
The Tax Matters Agreement also contains provisions regarding the apportionment of tax attributes of the ITT consolidated U.S. federal income tax return group, authority to make tax elections, cooperation, and other customary matters.
As of December 31, 2014, the net amount Xylem owed ITT pursuant to the Tax Matters Agreement is $7 million.

Note 8. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share.

	Year Ended December 31,
	2014	2013	2012
Net Income (in millions)	$337	$228	$297
Shares (in thousands):
Weighted average common shares outstanding	183,030	185,082	185,459
Add: Participating securities (a)	47	134	325
Weighted average common shares outstanding — Basic	183,077	185,216	185,784
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	643	264	213
Dilutive effect of restricted stock	529	558	233
Weighted average common shares outstanding — Diluted	184,249	186,038	186,230
Basic earnings per share	$1.84	$1.23	$1.60
Diluted earnings per share	$1.83	$1.22	$1.59

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

	Year Ended December 31,
(in thousands)	2014	2013	2012
Stock options	2,720	4,126	4,285
Restricted shares	525	703	870
Performance shares	119	80	—

Note 9. Inventories

	December 31,
(in millions)	2014	2013
Finished goods	$194	$189
Work in process	42	31
Raw materials	250	255
Total inventories	$486	$475

Note 10. Property, Plant and Equipment

	December 31,
(in millions)	2014	2013
Land, buildings and improvements	$252	$263
Machinery and equipment	655	685
Equipment held for lease or rental	207	192
Furniture and fixtures	87	93
Construction work in progress	41	49
Other	23	22
Total property, plant and equipment, gross	1,265	1,304
Less accumulated depreciation	804	816
Total property, plant and equipment, net	$461	$488
Depreciation expense was $95 million, $99 million, and $94 million for 2014, 2013, and 2012, respectively.

Note 11. Goodwill and Other Intangible Assets
Changes in the carrying value of goodwill by operating segment during the years ended December 31, 2014 and 2013 are as follows:

(in millions)	Water Infrastructure	Applied Water	Total
Balance as of December 31, 2012	$1,085	$562	$1,647
Activity in 2013
Goodwill acquired	48	—	48
Foreign currency and other	16	7	23
Balance as of December 31, 2013	$1,149	$569	$1,718
Activity in 2014
Goodwill divested (a)	—	(6)	(6)
Foreign currency and other	(51)	(26)	(77)
Balance as of December 31, 2014	$1,098	$537	$1,635

(a)
On July 2, 2014, we divested our Wolverhampton, U.K.-based pneumatic and hydraulic valves business which had $6 million of goodwill associated with the business. Refer to Note 3 "Acquisitions and Divestitures" for additional information.

During the fourth quarter of 2014, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were in excess of each of their carrying values. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

Other Intangible Assets
Information regarding our other intangible assets is as follows:

(in millions)	December 31, 2014			December 31, 2013
	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$331	$(122)	$209	$352	$(104)	$248
Proprietary technology	106	(41)	65	109	(36)	73
Trademarks	36	(17)	19	35	(16)	19
Patents and other	19	(17)	2	20	(17)	3
Indefinite-lived intangibles	136	—	136	145	—	145
Other intangibles	$628	$(197)	$431	$661	$(173)	$488
We determined that no impairment of the indefinite-lived intangibles existed as of the measurement date of our annual impairment assessment in 2014. In 2013 we recorded a $2 million impairment charge related to three trade names within our Water Infrastructure segment. The charge was calculated using an income approach, which is considered a Level 3 input for fair value measurement, and is reflected in “Restructuring and asset impairment charges.” Future impairment tests could result in a charge to earnings. We will continue to evaluate the indefinite-lived intangible assets on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
Customer and distributor relationships, proprietary technology, trademarks, patents and other are amortized over weighted average lives of approximately 13 years, 18 years, 16 years and 8 years, respectively.
Total amortization expense for intangible assets was $36 million, $38 million, and $34 million for 2014, 2013 and 2012, respectively.
Estimated amortization expense for each of the five succeeding years is as follows:

(in millions)
2015	$34
2016	32
2017	32
2018	31
2019	29

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

Beginning in 2012, certain business units within our segments with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty, Australian Dollar and Hungarian Forint . We held forward foreign exchange contracts with purchase notional amounts totaling $355 million and $275 million as of December 31, 2014 and 2013, respectively. In 2014, our most significant foreign currency derivatives include contracts to purchase Swedish Krona and sell Euro, sell US Dollar and purchase Euro, and to sell British Pound and purchase Euro. The purchased notional amounts associated with these currency derivatives are $140 million, $85 million and $51 million, respectively. In 2013, our most significant foreign currency derivatives include contracts to purchase Swedish Krona and sell Euro, purchase Polish Zloty and sell Euro, and to sell British Pound and purchase Euro. The purchase notional amounts associated with these currency derivatives were $190 million, $34 million and $37 million, respectively.
The table below presents the effect of our derivative financial instruments on the Consolidated Income Statements and Statements of Comprehensive Income.

	Year Ended December 31,
(in millions)	2014	2013	2012
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) gain recognized in OCI (a)	$(22)	$1	$4
Amount of loss (gain) reclassified from OCI into revenue (a)	5	(2)	(2)
Amount of loss (gain) reclassified from OCI into cost of revenue (a)	1	2	(1)

(a)	Effective portion

As of December 31, 2014, $14 million of the net unrealized losses on cash flow hedges is expected to be reclassified into earnings in the next 12 months. Any ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in selling, general and administrative expenses in the Consolidated Income Statements and, for the twelve months ended December 31, 2014, 2013, and 2012, was not material.

The fair values of our foreign exchange contracts currently included in our hedging program were as follows:

	December 31,
(in millions)	2014	2013
Derivatives designated as hedging instruments
Assets
Other current assets	$1	$1
Liabilities
Other current liabilities	(13)	—
Total fair value	$(12)	$1

Note 13. Accrued and Other Current Liabilities

	December 31,
(in millions)	2014	2013
Compensation and other employee-benefits	$186	$215
Customer-related liabilities	66	63
Accrued warranty costs	31	36
Accrued taxes	77	45
Other accrued liabilities	121	120
Total accrued and other current liabilities	$481	$479

Note 14. Credit Facilities and Long-Term Debt
Total debt outstanding is summarized as follows:

	December 31,
(in millions)	2014	2013
Short-term borrowings and current maturities of long-term debt	$89	$42
Long-term debt:
3.550% Senior Notes due 2016 (a)	600	600
4.875% Senior Notes due 2021 (a)	600	600
Unamortized discount (b)	(1)	(1)
Long-term debt	1,199	1,199
Total debt (c)	$1,288	$1,241

(a)
The fair value of our Senior Notes (as defined below) was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2016 (as defined below) was $621 million and $635 million as of December 31, 2014 and 2013, respectively. The fair value of our Senior Notes due 2021 (as defined below) was $653 million and $629 million as of December 31, 2014 and 2013, respectively.

(b)
The unamortized discount is recognized as a reduction in the carrying value of the Senior Notes in the Consolidated Balance Sheets and is being amortized to interest expense in our Consolidated Income Statements over the expected remaining terms of the Senior Notes.

Deferred Financing Costs
We had deferred financing costs of $5 million and $7 million as of December 31, 2014 and December 31, 2013, respectively, related to our revolving credit facility and Senior Notes. Scheduled amortization for future years, assuming no further prepayments of principal, is $2 million in 2015, $2 million in 2016, less than $1 million in 2017, less than $1 million in 2018, less than $1 million in 2019 and $1 million thereafter.
Senior Notes
On September 20, 2011, we issued 3.550% Senior Notes of $600 million aggregate principal amount due September 2016 (the "Senior Notes due 2016") and 4.875% Senior Notes of $600 million aggregate principal amount due October 2021 (the "Senior Notes due 2021" and together with the Senior Notes due 2016, the “Senior Notes”).

The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and leaseback transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. If a change of control triggering event (as defined in the Senior Notes) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase. As of December 31, 2014, we were in compliance with all covenants.
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
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The Credit Facility also contains limitations on, among other things, incurring debt, granting liens, and entering sale and leaseback transactions. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of December 31, 2014, we were in compliance with all covenants.
As of December 31, 2014, the Credit Facility remains undrawn.
Research and Development Facility Agreement
On December 4, 2013, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank (the "EIB") to add an additional borrower under the facility.  The facility provides an aggregate principal amount of up to €120 million (approximately $146 million) to finance research projects and infrastructure development in the European Union. The Company's wholly-owned subsidiaries in Luxembourg, Xylem Holdings S.á.r.l. and Xylem International S.á.r.l., are the borrowers under the R&D Facility Agreement.  The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the EIB. The funds are available to finance research and development projects during the period from 2013 through 2016 at the Company's R&D facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.

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
In accordance with the terms of the R&D Facility Agreement, we may not exceed a maximum leverage ratio of 3.50 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of December 31, 2014, we were in compliance with all covenants.
As of December 31, 2014, $84 million was outstanding under the R&D Facility Agreement. Although the borrowing term for this arrangement is for five years, we have classified it as short-term debt on our Consolidated Balance Sheet since we intend to repay this obligation in less than one year.

Note 15. Postretirement Benefit Plans
Defined contribution plans – Xylem and certain of our subsidiaries maintain various defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Several of the plans require us to match a percentage of the employee contributions up to certain limits, generally between 3.0% – 7.0% of employee base pay. Xylem’s U.S. plan also provides for transition credits for eligible U.S. employees for the first five years after the Spin-off to supplement retirement benefits in the absence of a defined benefit plan. Age plus years of eligible service greater than or equal to 60, entitles an employee to transition credits. The liability for transition credits was approximately $2 million and $3 million at December 31, 2014 and 2013, respectively. Matching obligations, the majority of which were funded in cash in connection with the plans, along with transition credits and other company contributions are as follows:

(in millions)	Defined Contribution
2014	$36
2013	35
2012	30
The Xylem Stock Fund, an investment option under the defined contribution plan in which Company employees participate is considered an Employee Stock Ownership Plan. As a result, participants in the Xylem Stock Fund may receive dividends in cash or may reinvest such dividends into the Xylem Stock Fund. Company employees held approximately 415 thousand and 453 thousand shares of Xylem Inc. common stock in the Xylem Stock Fund at December 31, 2014 and 2013, respectively.
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

Effective October 14, 2013, an amendment to one of the Company's U.S. business unit's pension plans for its hourly workers modified the benefit formula.  Pension benefits for future service will be based only on years of service.  The remeasurement at year end resulted in a $4 million prior service credit, which will be amortized into net periodic pension cost over approximately 11 years.
During the third quarter 2014, we amended one of our international pension plans as well as one of our domestic other postretirement plans. The pension plan amendment froze the accrual of benefits and closed the plan to new entrants. The other postretirement plan amendment modified the accrual of benefits and closed the plan to new entrants. The overall impact of these changes was a $10 million increase to funded status. This included a net loss of $3 million ($1 million net of tax) and a prior service credit of $13 million ($8 million net of tax) recognized in other comprehensive income.

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

(in millions)	December 31, 2014			December 31, 2013
	Pension	Other	Total	Pension	Other	Total
Fair value of plan assets	$584	$—	$584	$524	$—	$524
Projected benefit obligation	(872)	(58)	(930)	(777)	(63)	(840)
Funded status	$(288)	$(58)	$(346)	$(253)	$(63)	$(316)
Amounts recognized in the balance sheet
Other non-current assets	$55	$—	$55	$46	$—	$46
Accrued and other current liabilities	(10)	(3)	(13)	(11)	(3)	(14)
Accrued postretirement benefits	(333)	(55)	(388)	(288)	(60)	(348)
Net amount recognized	$(288)	$(58)	$(346)	$(253)	$(63)	$(316)
Accumulated other comprehensive income (loss):
Net actuarial losses	$(297)	$(30)	$(327)	$(228)	$(20)	$(248)
Prior service cost	—	17	17	—	—	—
Total	$(297)	$(13)	$(310)	$(228)	$(20)	$(248)

The unrecognized amounts recorded in accumulated other comprehensive income will be subsequently recognized as expense on a straight-line basis only to the extent they exceed 10% of the higher of the market-related value or the projected benefit obligation, over the average remaining service period of active participants, or for plans with all or substantially all inactive participants, over the average remaining life expectancy. Actuarial gains and losses incurred in future periods and not recognized as expense in those periods will be recognized as increases or decreases in other comprehensive income, net of tax.
The net actuarial loss included in accumulated other comprehensive income at the end of 2014 and expected to be recognized in net periodic benefit cost during 2015 is $19 million ($14 million, net of tax). The prior service credit included in accumulated other comprehensive income to be recognized in 2015 is $3 million ($2 million, net of tax).

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit domestic and international pension plans were:

	Domestic Plans		International Plans
	December 31,		December 31,
(in millions)	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$74	$83	$703	$707
Service cost	2	3	12	14
Interest cost	3	3	27	28
Benefits paid	(3)	(3)	(30)	(32)
Actuarial (gain) loss	13	(8)	144	(9)
Plan amendments, settlements and curtailments	—	(4)	(2)	(2)
Foreign currency translation/other	(1)	—	(70)	(3)
Benefit obligation at end of year	$88	$74	$784	$703
Change in plan assets:
Fair value of plan assets at beginning of year	$58	51	$466	$426
Employer contributions	4	4	28	36
Actual return on plan assets	3	6	92	42
Benefits paid	(3)	(3)	(30)	(32)
Plan amendments, settlements and curtailments	—	—	(2)	(1)
Foreign currency translation/other	(2)	—	(30)	(5)
Fair value of plan assets at end of year	$60	$58	$524	$466
Funded (unfunded) status of the plans	$(28)	$(16)	$(260)	$(237)
The following table provides a rollforward of the projected benefit obligation for the other postretirement employee benefit plans:

(in millions)	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$63	$65
Service cost	1	1
Interest cost	3	3
Benefits paid	(3)	(3)
Actuarial loss (gain)	12	(2)
Plan amendment	(18)	—
Other	—	(1)
Benefit obligation at the end of year	$58	$63
The accumulated benefit obligation (“ABO”) for all the defined benefit pension plans was $830 million and $741 million at December 31, 2014 and 2013, respectively. For defined benefit pension plans in which the ABO was in excess of the fair value of the plans’ assets, the projected benefit obligation, ABO and fair value of the plans’ assets were as follows:

	December 31,
(in millions)	2014	2013
Projected benefit obligation	$453	$404
Accumulated benefit obligation	419	375
Fair value of plan assets	110	106

The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Year Ended December 31,
(in millions)	2014	2013	2012
Domestic defined benefit pension plans:
Service cost	$2	$3	$3
Interest cost	3	3	3
Expected return on plan assets	(4)	(4)	(4)
Amortization of prior service cost	—	1	1
Amortization of net actuarial loss	2	2	2
Net periodic benefit cost	$3	$5	$5
International defined benefit pension plans:
Service cost	$12	$14	$11
Interest cost	27	28	29
Expected return on plan assets	(32)	(31)	(30)
Amortization of net actuarial loss	7	13	8
Settlement	1	—	2
Net periodic benefit cost	$15	$24	$20
Total net periodic benefit cost	$18	$29	$25
Other changes in assets and benefit obligations recognized in other comprehensive (loss) income, as they pertain to our defined benefit pension plans are as follows:

	Year Ended December 31,
(in millions)	2014	2013	2012
Domestic defined benefit pension plans:
Net loss (gain)	$14	$(11)	$8
Prior service cost (credit)	1	(4)	1
Amortization of prior service cost	—	(1)	(1)
Amortization of net actuarial loss	(2)	(2)	(2)
Losses (gains) recognized in other comprehensive (loss) income	$13	$(18)	$6
International defined benefit pension plans:
Net loss (gain)	$84	$(21)	$62
Amortization of net actuarial loss	(7)	(13)	(8)
Settlement	(1)	—	(2)
Foreign currency translation/other	(20)	(2)	8
Losses (gains) recognized in other comprehensive (loss) income	$56	$(36)	$60
Total losses (gains) recognized in other comprehensive (loss) income	$69	$(54)	$66
Total losses (gains) recognized in comprehensive income	$87	$(25)	$91

The components of net periodic benefit cost for other postretirement employee benefit plans are as follows:

	Year Ended December 31,
(in millions)	2014	2013	2012
Service cost	$1	$1	$1
Interest cost	3	3	3
Amortization of prior service credit	(1)	—	—
Amortization of net actuarial loss	2	2	1
Net periodic benefit cost	$5	$6	$5

Other changes in benefit obligations recognized in other comprehensive (loss) income, as they pertain to other postretirement employee benefit plans are as follows:

	Year Ended December 31,
(in millions)	2014	2013	2012
Net loss (gain)	$12	$(2)	$14
Prior service credit	(18)	—	—
Amortization of prior service credit	1	—	—
Amortization of net actuarial loss	(2)	(2)	(1)
(Gains) losses recognized in other comprehensive (loss) income	$(7)	$(4)	$13
Total (gains) losses recognized in comprehensive income	$(2)	$2	$18

Assumptions
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our pension plans.

	2014		2013		2012
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Benefit Obligation Assumptions
Discount rate	4.01%	3.14%	4.79%	4.23%	4.13%	4.04%
Rate of future compensation increase	NM	3.34%	NM	3.48%	4.50%	3.50%
Net Periodic Benefit Cost Assumptions
Discount rate	4.79%	4.23%	4.13%	4.04%	4.87%	4.76%
Expected long-term return on plan assets	8.00%	7.30%	8.00%	7.33%	8.00%	7.35%
Rate of future compensation increase	NM	3.48%	4.50%	3.50%	4.50%	3.58%

NM
Not meaningful. During 2013, an amendment to one of the Company's U.S. business unit's pension plans modified the benefit formula. Similar to all other U.S. pension plans, pension benefits for future service will be based on years of service and not impacted by future compensation increases.

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
Our expected return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, we analyze the plans’ actual historical annual return on assets, net of fees, over the past 15, 20 and 25 years; estimate future returns based on independent estimates of asset class returns; and evaluate historical broad market returns over long-term timeframes based on our asset allocation range. For the U.S. Master Trust which has only existed since 2011, historical returns were estimated using a constructed portfolio that reflects the Company’s strategic asset allocation and the historical compound geometric returns of each asset class for the longest time period available. Based on this approach, the weighted average expected long-term rate of return for all of our plan assets effective January 1, 2015 is estimated at 7.38%.
The table below provides the weighted average actual rate of return generated on all of our plan assets during each of the years presented as compared to the weighted average expected long-term rates of return utilized in calculating the net periodic benefit costs.

	2014	2013	2012
Expected long-term rate of return on plan assets	7.38%	7.40%	7.42%
Actual rate of return on plan assets	18.13%	10.17%	10.09%
The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 6.88% for 2015, decreasing ratably to 5.00% in 2020. An increase or decrease in the health care trend rates by one percent per year would impact the aggregate annual service and interest components by less than $1 million, and impact the benefit obligation by approximately $4 million.
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
The following table provides the actual asset allocations of plan assets as of December 31, 2014 and 2013, and the related asset target allocation ranges by asset category.

	2014	2013	Target Allocation Ranges
Equity securities	28.8%	31.7%	20-40%
Fixed income	37.3%	24.7%	20-60%
Hedge funds	25.0%	23.5%	20-60%
Private equity	3.2%	4.2%	0-15%
Insurance contracts and other	5.7%	15.9%	0-30%

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
In certain instances, fair value is estimated using quoted market prices obtained from external pricing services. In obtaining such data from the pricing service, we have evaluated the methodologies used to develop the estimate of fair value in order to assess whether such valuations are representative of fair value, including net asset value ("NAV"). Additionally, in certain circumstances, the NAV reported by an asset manager may be adjusted when sufficient evidence indicates NAV is not representative of fair value.
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

•
Insurance contracts and other — Primarily comprised of insurance contracts and cash. Insurance contracts are valued at book value, which approximates fair value, and is calculated using the prior year balance adjusted for investment returns and cash flows and are generally classified as Level 3. Cash and cash equivalents are held in accounts with brokers or custodians for liquidity and investment collateral and are classified as Level 1.

The following table provides the fair value of plan assets held by our pension benefit plans by asset class.

	December 31,
	2014				2013
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Asset Category
Equity securities
Global stock funds/securities	$123	$112	$11	$—	$123	$108	$11	$4
Index funds	42	4	38	—	40	3	37	—
Emerging markets funds	3	3	—	—	3	3	—	—
Fixed income
Corporate bonds	79	53	22	4	95	40	48	7
Government bonds	139	87	52	—	35	35	—	—
Hedge funds	146	11	85	50	123	9	95	19
Private equity	19	—	—	19	22	—	—	22
Insurance contracts and other	33	16	—	17	83	62	4	17
Total	$584	$286	$208	$90	$524	$260	$195	$69

The following table presents a reconciliation of the beginning and ending balances of fair value measurement within our pension plans using significant unobservable inputs (Level 3).

(in millions)	Equity Securities	Fixed Income	Hedge funds	Private Equity	Other	Total
Balance, December 31, 2012	$3	$9	$20	$24	$4	$60
Purchases, sales, settlements	—	(3)	10	(4)	12	15
Unrealized loss	—	1	1	1	1	4
Realized gains	1	—	—	—	—	1
Net transfers	—	—	(12)	—	—	(12)
Currency impact	—	—	—	1	—	1
Balance, December 31, 2013	4	7	19	22	17	69
Purchases, sales, settlements	(3)	(3)	27	(6)	—	15
Unrealized gains	—	1	5	4	—	10
Currency impact	(1)	(1)	(1)	(1)	—	(4)
Balance, December 31, 2014	$—	$4	$50	$19	$17	$90
Contributions and Estimated Future Benefit Payments
Funding requirements under governmental regulations are a major consideration in making contributions to our postretirement plans. We made contributions of $35 million and $43 million to our pension and postretirement benefit plans during 2014 and 2013, respectively. We currently anticipate making contributions to our pension and postretirement benefit plans in the range of $24 million to $34 million during 2015, of which approximately $7 million is expected to be made in the first quarter.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

(in millions)	Pension	Other Benefits
2015	$33	$3
2016	33	3
2017	35	3
2018	35	3
2019	36	4
Years 2020 - 2024	184	19

Note 16. Stock-Based Compensation Plans
Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. In addition, members of our Board of Directors participate in our stock-based compensation program in connection with their service on our board. Share-based awards issued to employees include non-qualified stock options, restricted stock awards and performance-based awards. Under the 2011 Omnibus Incentive Plan, the number of shares initially available for awards was 18 million. As of December 31, 2014, there were approximately 9 million shares of common stock available for future grants.
Total share-based compensation costs recognized for 2014, 2013 and 2012 were $18 million, $27 million, and $22 million, respectively. The unamortized compensation expense at December 31, 2014 related to our stock options, restricted shares and performance-based shares was $5 million, $20 million and $3 million, respectively, and is expected to be recognized over a weighted average period of 1.8, 2.0 and 2.0 years, respectively.
The amount of cash received from the exercise of stock options was $26 million for 2014 with a tax benefit of $8 million realized associated with stock option exercises and vesting of restricted stock. We classify as a financing activity the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock vestings.
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

Stock Option Grants
Options are awarded with a contractual term of ten years and generally vest over or at the conclusion of a three-year period and are exercisable in seven to ten-year periods, except in certain instances of death, retirement or disability. The exercise price per share is the fair market value of the underlying common stock on the date each option is granted. At December 31, 2014, there were options to purchase an aggregate of 3.0 million shares of common stock. The following is a summary of the changes in outstanding stock options for 2014:

(shares in thousands)	Shares	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2014	3,504	$26.80	6.4
Granted	543	$38.16	10.0
Exercised	(941)	$27.43	4.9
Forfeited	(117)	$28.78	6.8
Outstanding at December 31, 2014	2,989	$28.60	6.5
Options exercisable at December 31, 2014	1,924	$26.50	5.5
Vested and non-vested expected to vest as of December 31, 2014	2,903	$28.42	6.4
The amount of non-vested options outstanding was 1.0 million and 1.5 million at a weighted average grant date fair value of $32.45 and $26.90 as of December 31, 2014 and January 1, 2014, respectively. The aggregate intrinsic value of the outstanding, exercisable, and vested and non-vested stock options expected to vest at December 31, 2014 was $28 million, $22 million and $28 million respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2014 was $10 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions used for 2014, 2013, and 2012:

	2014	2013	2012
Dividend yield	1.34%	1.69%	1.52%
Volatility	28.49%	31.10%	33.40%
Risk-free interest rate	1.82%	1.28%	1.42%
Expected term (in years)	5.60	6.62	7.00
Weighted-average fair value per share	$9.71	$7.58	$8.10
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

Our restricted stock activity was as follows for 2014:

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2014	1,275	$27.67
Granted	488	$38.00
Vested	(480)	$27.71
Forfeited	(112)	$29.82
Outstanding at December 31, 2014	1,171	$31.80

Performance-Based Share Grants
As part of the annual 2013 and 2014 grants under the long-term incentive plan, performance-based shares were granted to all executive officers of the Company. The performance-based shares vest based upon performance by the Company over a three-year period against targets approved by the compensation committee of the Company's Board of Directors prior to the grant date. For the performance periods, the performance-based shares were granted at a target of 100% with actual payout contingent upon the achievement of a pre-set, three-year adjusted Return on Invested Capital and cumulative adjusted net income performance target. The calculated compensation cost is adjusted based on an estimate of awards ultimately expected to vest and our assessment of the probable outcome of the performance condition. The fair value of performance-based share awards at 100% target is determined using the closing price of our common stock on date of grant.
Our performance-based share activity was as follows for 2014:

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2014	52	$27.49
Granted	84	$37.87
Vested	—	$—
Forfeited	(12)	$33.11
Outstanding at December 31, 2014	124	$33.95

Note 17. Capital Stock

The Company has the authority to issue an aggregate of 750 million shares of common stock having a par value of $0.01 per share. The stockholders of Xylem common stock are entitled to receive dividends as declared by the Xylem Board of Directors. Dividends declared were $0.5120, $0.4656 and $0.4048 during 2014, 2013 and 2012, respectively.

The changes in common stock outstanding for the three years ended December 31 are as follows:

(in thousands of shares)	2014	2013	2012
Beginning Balance, January 1	184,557	185,658	184,641
Stock incentive plan activity	1,226	1,203	1,367
Repurchase of common stock	(3,483)	(2,304)	(350)
Ending Balance, December 31	182,300	184,557	185,658

On August 20, 2013, the Board of Directors authorized the repurchase up to $250 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. During 2014, we repurchased 3.4 million shares for $130 million under this program. There are up to $70 million in shares that may still be purchased under this plan. During 2013, we repurchased 1.7 million shares for $50 million under this program.
On August 18, 2012, the Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares repurchased under this plan during 2014. There are up to 1.0 million shares that may still be purchased under this plan. We repurchased 0.6 million shares for $17 million under this program during 2013.
Aside from the aforementioned repurchase programs, we repurchased 0.2 million and 0.2 million shares for $4 million and $6 million during 2014 and 2013, respectively in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock. These repurchases are included in the stock incentive plan activity in the above table.

Note 18. Accumulated Other Comprehensive Income (Loss)

The following table provides the components of accumulated other comprehensive income for 2014, 2013 and 2012:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2012	$288	$(166)	$—	$122
Foreign currency translation adjustment	48			48
Changes in postretirement benefit plans		(93)		(93)
Income tax expense on changes in postretirement benefit plans		27		27
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into:
Cost of revenue		5		5
Selling, general and administrative expenses		5		5
Other non-operating (expense) income, net		4		4
Income tax expense on amortization of postretirement benefit plan items		(4)		(4)
Unrealized gain on foreign exchange agreements			4	4
Income tax expense on unrealized gain on foreign exchange agreements			(1)	(1)
Reclassification of unrealized gain on foreign exchange agreements into revenue			(2)	(2)
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue			(1)	(1)
Tax on reclassification of unrealized gain on foreign exchange agreements			1	1
Balance at December 31, 2012	$336	$(222)	$1	$115
Foreign currency translation adjustment	15			15
Changes in postretirement benefit plans		40		40
Income tax expense on changes in postretirement benefit plans		(17)		(17)
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into:
Cost of revenue		7		7
Selling, general and administrative expenses		7		7
Research and development expenses		1		1
Other non-operating (expense) income, net		3		3
Income tax expense on amortization of postretirement benefit plan items		(5)		(5)
Unrealized gain on foreign exchange agreements			1	1
Reclassification of unrealized gain on foreign exchange agreements into revenue			(2)	(2)
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue			2	2
Balance at December 31, 2013	$351	$(186)	$2	$167

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2014	$351	$(186)	$2	$167
Foreign currency translation adjustment	(206)			(206)
Changes in postretirement benefit plans		(92)		(92)
Income tax expense on changes in postretirement benefit plans		20		20
Foreign currency translation adjustment for postretirement benefit plans		20		20
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into:
Cost of revenue		4		4
Selling, general and administrative expenses		5		5
Other non-operating (expense) income, net		1		1
Income tax expense on amortization of postretirement benefit plan items		(3)		(3)
Unrealized loss on foreign exchange agreements			(22)	(22)
Income tax benefit on unrealized loss on foreign exchange agreements			1	1
Reclassification of unrealized loss on foreign exchange agreements into revenue			5	5
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue			1	1
Balance at December 31, 2014	$145	$(231)	$(13)	$(99)

Note 19. Commitments and Contingencies
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses, including acquisitions and divestitures, intellectual property matters, product liability and personal injury claims, employment and pension matters, government and commercial contract disputes.
On December 17, 2014, the Korea Fair Trade Commission (“KFTC”) issued a written decision regarding an investigation into bid-rigging allegations against Xylem Water Solutions South Korea Co., Ltd. (“Xylem South Korea”), a subsidiary of Xylem Inc. The KFTC found that certain employees of Xylem South Korea had participated in activities that violated Korea’s antitrust laws.  Xylem South Korea was assessed a fine of approximately $1.6 million and the matter was referred for criminal prosecution. In January 2015, Xylem South Korea paid the fine and filed an appeal of the KFTC’s decision with the Seoul High Court.
In connection with the KFTC matter, the Company commenced an internal investigation relating to the allegations against Xylem South Korea. In late 2014, the Company broadened this internal investigation to assess related allegations made by certain employees of Xylem South Korea during the investigation into the KFTC matter. The broadened investigation includes a review of compliance by Xylem South Korea and its employees with the requirements of the Foreign Corrupt Practices Act. The Company engaged independent outside counsel to assist with its investigation and an independent professional services firm to provide forensic accounting assistance.  In late January 2015, the Company voluntarily contacted the Securities and Exchange Commission and the Department of Justice to advise both agencies of this internal investigation. The Company will fully cooperate with any government investigation.  Xylem South Korea’s revenue is less than one percent of the Company’s total revenue. Although the Company currently cannot reasonably estimate the potential liability, if any, related to the investigation, we currently believe that these matters will not have a material adverse effect on the Company’s business, financial condition or results of operations.

On October 1, 2014, the court approved a settlement agreement with respect to a purchase price dispute with the minority shareholders arising from one of our historical acquisitions.  All outstanding claims have been settled and the court proceedings have been terminated.  The outstanding balance of the settlement has been reflected in the 2014 Consolidated Balance Sheet.
From time to time claims may be asserted against Xylem alleging injury caused by any our products resulting from asbestos exposure. We believe there are numerous legal defenses available for such claims and would defend ourselves vigorously. Pursuant to the Distribution Agreement among ITT, Exelis and Xylem, ITT has an obligation to indemnify, defend and hold Xylem harmless for asbestos product liability matters, including settlements, judgments, and legal defense costs associated with all pending and future claims that may arise from past sales of ITT’s legacy products. We believe ITT remains a substantial entity with sufficient financial resources to honor its obligations to us.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $9 million and $17 million as of December 31, 2014 and 2013, respectively for these general legal matters.
Indemnifications
As part of our Spin-off from our former parent, ITT, Exelis Inc. and Xylem will indemnify, defend and hold harmless each of the other parties with respect to such parties’ assumed or retained liabilities under the Distribution Agreement and breaches of the Distribution Agreement or related spin agreements. The former parent’s indemnification obligations include asserted and unasserted asbestos and silica liability claims that relate to the presence or alleged presence of asbestos or silica in products manufactured, repaired or sold prior to October 31, 2011, the Distribution Date, subject to limited exceptions with respect to certain employee claims, or in the structure or material of any building or facility, subject to exceptions with respect to employee claims relating to Xylem buildings or facilities. The indemnification associated with pending and future asbestos claims does not expire. Xylem has not recorded a liability for material matters for which we expect to be indemnified by the former parent or Exelis Inc. through the Distribution Agreement and we are not aware of any claims or other circumstances that would give rise to material payments from us under such indemnifications.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $5 million and $8 million as of December 31, 2014 and 2013, respectively, for environmental matters.
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
Operating Leases
We lease certain offices, manufacturing buildings, machinery, computers and other equipment. Such leases expire at various dates through 2047 and may include renewal and payment escalation clauses. We often pay maintenance, insurance and tax expense related to leased assets. Total rent expense for the three years ended December 31, 2014 was as follows:

(in millions)	Total
2014	$73
2013	77
2012	73
At December 31, 2014, we are obligated to make minimum rental payments under operating leases which are as follows:

(in millions)	2015	2016	2017	2018	2019	Thereafter
Minimum rental payments	$63	$48	$33	$24	$13	$25
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. Warranty expense was $27 million, $34 million, and $32 million for 2014, 2013 and 2012, respectively. The table below provides changes in the product warranty accrual over each period.

(in millions)	2014	2013
Warranty accrual – January 1	$37	$40
Net changes for product warranties in the period	27	34
Settlement of warranty claims	(31)	(37)
Foreign currency and other	(2)	—
Warranty accrual – December 31	$31	$37

Note 20. Related Party Transactions
Sales and purchases to unconsolidated affiliates for 2014, 2013 and 2012 are as follows:

(in millions)	2014	2013	2012
Sales to unconsolidated affiliates	$16	$15	$12
Purchases from unconsolidated affiliates	18	20	20

Note 21. Segment and Geographic Data
Our business has two reportable segments: Water Infrastructure and Applied Water. The Water Infrastructure segment, focuses on the transportation, treatment and testing of water, offering a range of products including water and wastewater pumps, treatment and testing equipment, and controls and systems. The Applied Water segment, encompasses the uses of water and focuses on the residential, commercial, industrial and agricultural markets offering a wide range of products, including pumps, valves and heat exchangers. Our Regional selling locations consist primarily of selling and marketing organizations and related support that offer products and services across both of our reportable segments. Corporate and other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as environmental matters that are managed at a corporate level and are not included in the business segments in evaluating performance or allocating resources.
 The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). The following tables contain financial information for each reportable segment:

	Year Ended December 31,
(in millions)	2014	2013	2012
Revenue:
Water Infrastructure	$2,442	$2,384	$2,349
Applied Water	1,474	1,453	1,442
Total	$3,916	$3,837	$3,791
Operating income:
Water Infrastructure	$321	$263	$334
Applied Water	193	175	178
Corporate and other	(51)	(75)	(69)
Total operating income	463	363	443
Interest expense	54	55	55
Other non-operating income (expense)	1	(10)	—
Gain from sale of business	11	—	—
Income before taxes	$421	$298	$388
Depreciation and amortization:
Water Infrastructure	$100	$104	$95
Applied Water	25	26	28
Regional selling locations (a)	12	13	12
Corporate and other	5	7	7
Total	$142	$150	$142
Capital expenditures:
Water Infrastructure	$73	$67	$66
Applied Water	28	31	25
Regional selling locations (b)	10	12	15
Corporate and other	8	16	6
Total	$119	$126	$112

(a)
Depreciation and amortization expense incurred by the Regional selling locations was included in an overall allocation of Regional selling location costs to the segments; however, a certain portion of that expense was not specifically identified to a segment. That is the expense captured in this Regional selling location line.

(b)	Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.

The following table illustrates revenue by product category, net of intercompany revenue.

	Year Ended December 31,
(in millions)	2014	2013	2012
Pumps, accessories, parts and service	$3,094	$3,076	$3,054
Other (a)	822	761	737
Total	$3,916	$3,837	$3,791

(a)	Other includes treatment equipment, analytical instrumentation, heat exchangers, valves and controls.
The following table contains the total assets for each reportable segment as of December 31, 2014, 2013 and 2012.

	Total Assets
(in millions)	2014	2013	2012
Water Infrastructure	$2,128	$2,224	$2,169
Applied Water	1,114	1,122	1,131
Regional selling locations (a)	961	983	797
Corporate and other (b)	661	567	582
Total	$4,864	$4,896	$4,679

(a)	The Regional selling locations have assets that consist primarily of cash, accounts receivable and inventory which are not allocated to the segments.

(b)	Corporate and other consists of items pertaining to our corporate headquarters function, which principally consist of deferred tax assets and certain property, plant and equipment.
Geographical Information
Revenue is attributed to countries based upon the location of the customer. Property, Plant & Equipment is attributed to countries based upon the location of the assets.

	Revenue
	Year Ended December 31,
(in millions)	2014	2013	2012
United States	$1,477	$1,434	$1,400
Europe	1,379	1,387	1,338
Asia Pacific	478	467	469
Other	582	549	584
Total	$3,916	$3,837	$3,791

	Property, Plant & Equipment
	December 31,
(in millions)	2014	2013	2012
United States	$180	$186	$183
Europe	206	225	219
Asia Pacific	53	45	65
Other	22	32	20
Total	$461	$488	$487

Note 22. Valuation and Qualifying Accounts

The table below provides changes in the allowance for doubtful accounts over each period.

(in millions)	2014	2013	2012
Balance at beginning of year	$22	$25	$29
Additions charged to expense	9	8	4
Deductions/other	(7)	(11)	(8)
Balance at end of year	$24	$22	$25

Note 23. Quarterly Financial Data (Unaudited)

	2014 Quarter Ended
(In millions, except per share amounts)	Dec. 31	Sept. 30	June 30	Mar. 31
Revenue	$1,042	$963	$1,005	$906
Gross profit	407	376	388	342
Operating income	141	130	116	76
Net income	$96	$106	$86	$49
Earnings per share:
Basic	$0.53	$0.58	$0.47	$0.27
Diluted	$0.52	$0.58	$0.47	$0.27

	2013 Quarter Ended
(In millions, except per share amounts)	Dec. 31	Sept. 30	June 30	Mar. 31
Revenue	$1,033	$965	$960	$879
Gross profit	410	384	371	334
Operating income	129	98	70	66
Net income	$68	$73	$46	$41
Earnings per share:
Basic	$0.37	$0.39	$0.25	$0.22
Diluted	$0.37	$0.39	$0.25	$0.22

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2014 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”).  Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the year ended December 31, 2014 were effective, in all material respects, and designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

The Company's management, including the CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (2013). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment, the Company's management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears following Item 9B of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Xylem Inc.
Rye Brook, New York

We have audited the internal control over financial reporting of Xylem Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 26, 2015

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”) set forth under the captions “Proposal 1 - Election of Directors,” "Director Selection and Composition," "Committees of the Board of Directors -- Audit Committee" and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information in our 2015 Proxy Statement set forth under captions “Executive Compensation," "2014 Non-Management Director Compensation" and “Report of the Leadership Development & Compensation Committee.”
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the information in our 2015 Proxy Statement set forth under the captions “Stock Ownership of Directors, Executive Officers and Certain Beneficial Owners” and "Equity Compensation Plan Information."
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the information in our 2015 Proxy Statement set forth under the caption “Information About our Board of Directors.”
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the information in our 2015 Proxy Statement set forth under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.
	(2)	Financial Statement Schedules — All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	(3)	Exhibits — The exhibit list in the Exhibit Index is incorporated by reference as the list of exhibits required as part of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ John P. Connolly
John P. Connolly
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 26, 2015	/s/ Patrick K. Decker
Patrick K. Decker
President and Chief Executive Officer
(Principal Executive Officer)

February 26, 2015	/s/ Michael T. Speetzen
Michael T. Speetzen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

February 26, 2015	/s/ Markos I. Tambakeras
Markos I. Tambakeras, Chairman

February 26, 2015	/s/ Curtis J. Crawford
Curtis J. Crawford, Director

February 26, 2015	/s/ Robert F. Friel
Robert F. Friel, Director

February 26, 2015	/s/ Victoria D. Harker
Victoria D. Harker, Director

February 26, 2015	/s/ Sten E. Jakobsson
Sten E. Jakobsson, Director

February 26, 2015	/s/ Steven R. Loranger
Steven R. Loranger, Director

February 26, 2015	/s/ Edward J. Ludwig
Edward J. Ludwig, Director

February 26, 2015	/s/ Surya N. Mohapatra
Surya N. Mohapatra, Director

February 26, 2015	/s/ Jerome A. Peribere
Jerome A. Peribere, Director

February 26, 2015	/s/ James P. Rogers
James P. Rogers, Director

EXHIBIT INDEX

Exhibit Number	Description	Location

(2.1)	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(3.1)	Third Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 10-Q filed on July 29, 2014 (CIK No. 131190969, File No. 1-35229).

(3.2)	Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.2 of Xylem Inc.’s Form 10-Q filed on July 29, 2014 (CIK No. 131190969, File No. 1-35229).

(4.1)	Indenture, dated as of September 20, 2011, between Xylem Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.2 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Xylem Inc. 3.550% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

(4.3)	Form of Xylem Inc. 4.875% Senior Notes due 2021	Incorporated by reference to Exhibit 4.6 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

(10.1)	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement - 2015	Filed herewith.

(10.2)	Benefits and Compensation Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.2 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.3)	Tax Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.3 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.4)	Master Transition Services Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.4 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.5)
Four-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of October 25, 2011, among Xylem Inc., the Lenders Named Therein, J.P. Morgan Chase Bank, N.A., as Administrative Agent and Citibank, N.A., as Syndication Agent.
Incorporated by reference to Exhibit 10.5 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

(10.6)	Xylem 2011 Omnibus Incentive Plan	Incorporated by reference to Exhibit 4.3 of Xylem Inc.’s Registration Statement on Form S-8 filed on October 28, 2011 (CIK No. 1524472, File No. 333-177607).

(10.7)	Xylem 1997 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.7 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

Exhibit Number	Description	Location
(10.8)	Xylem 1997 Annual Incentive Plan	Incorporated by reference to Exhibit 10.8 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

(10.9)	Xylem Annual Incentive Plan for Executive Officers	Incorporated by reference to Exhibit 10.9 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

(10.10)	Xylem Retirement Savings Plan	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q filed on July 30, 2013 (CIK No. 1524472, File No. 1-35229).

(10.11)	Xylem Supplemental Retirement Savings Plan	Incorporated by reference to Exhibit 10.11 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

(10.12)	Xylem Deferred Compensation Plan	Incorporated by reference to Exhibit 4.5 of Xylem Inc.’s Registration Statement on Form S-8 filed on October 28, 2011 (CIK No. 1524472, File No. 333-177607).

(10.13)	Xylem Deferred Compensation Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.13 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

(10.14)	Xylem Enhanced Severance Pay Plan	Incorporated by reference to Exhibit 10.29 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 3, 2012 (CIK No. 1524472, File No. 1-35229).

(10.15)	Xylem Special Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q Quarterly Report filed on October 28, 2014 (CIK No. 1524472, File No. 1-35229).

(10.16)	Xylem Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.16 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

(10.17)	Form of Xylem 2011 Omnibus Incentive Plan 2011 Non-Qualified Stock Option Award Agreement — Founders Grant	Incorporated by reference to Exhibit 10.17 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

(10.18)	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement — General Grant	Incorporated by reference to Exhibit 10.18 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

(10.19)	Form of Xylem 2011 Omnibus Incentive Plan-Performance Share Unit Agreement	Incorporated by reference to Exhibit 10.3 of Xylem Inc.'s Form 10-Q Quarterly Report filed on April 30, 2013 (CIK No. 1524472, File No. 1-35229).

(10.20)	Form of Director’s Indemnification Agreement	Incorporated by reference to Exhibit 10.24 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

Exhibit Number	Description	Location
(10.21)	Form of Xylem 2011 Omnibus Incentive Plan 2012 Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.2 of Xylem Inc.'s Form 10-Q Quarterly Report filed on April 30, 2013 (CIK No. 1524472, File No. 1-35229).

(10.22)	Form of Xylem 2011 Omnibus Incentive Plan 2012 Non-Qualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q Quarterly Report filed on April 30, 2013 (CIK No. 1524472, File No. 1-35229).

(10.23)	Letter Agreement between Xylem Inc. and Patrick K. Decker	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q Quarterly Report filed on April 29, 2014 (CIK No. 1524472, File No. 1-35229).

(10.24)	Restricted Stock Unit Grant Agreement between Xylem Inc. and Patrick K. Decker	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 8-K Current Report filed on March 20, 2014 (CIK No. 1524472, File No. 1-35229).

(10.25)
Research and Development Facility Agreement - Xylem Water Technologies Risk-Sharing Financing Facility First Amended and Restated Finance Contract, dated December 4, 2013, among the European Investment Bank, Xylem Holdings S.a.r.l. and Xylem International S.a.r.l., as borrowers, and Xylem Inc., as guarantor.
Incorporated by reference to Exhibit 10.30 of Xylem Inc.’s Form 10-K Annual Report filed on February 27, 2014 (CIK No. 1524472, File No. 1-35229).

(10.26)
Agreement dated June 28, 2014, Amending the Research and Development Facility Agreement - Xylem Water Technologies Risk-Sharing Financing Facility First Amended and Restated Finance Contract, dated December 4, 2013, among the European Investment Bank, Xylem Holdings S.á r.l. and Xylem International S.á r.l., as borrowers, and Xylem Inc., as guarantor.
Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q Quarterly Report filed on July 29, 2014 (CIK No. 1524472, File No. 1-35229)

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

(101)
The following materials from Xylem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements
Submitted electronically with this report.