Form 10-Q
period 2015-03-31
Xylem Inc.
filed 2015-04-30
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
(Address of principal executive offices) (Zip code)
(914) 323-5700
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of April 24, 2015, there were 181,371,182 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

For the three months ended March 31,	2015	2014
Revenue	$837	$906
Cost of revenue	522	564
Gross profit	315	342
Selling, general and administrative expenses	206	224
Research and development expenses	23	27
Restructuring charges	3	15
Operating income	83	76
Interest expense	14	14
Other non-operating (expense), net	(1)	(1)
Gain from sale of businesses	9	—
Income before taxes	77	61
Income tax expense	13	12
Net income	$64	$49
Earnings per share:
Basic	$0.35	$0.27
Diluted	$0.35	$0.27
Weighted average number of shares:
Basic	182.1	184.5
Diluted	183.1	185.8
Dividends declared per share	$0.1408	$0.1280
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

For the three months ended March 31,	2015	2014
Net income	$64	$49
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(129)	(2)
Foreign currency gain reclassified into net income	(8)	—
Net change in cash flow hedges:
Unrealized losses	(5)	(1)
Amount of loss reclassified into net income	5	—
Net change in postretirement benefit plans:
Amortization of net actuarial loss into net income	4	3
Other comprehensive loss, before tax	(133)	—
Income tax impact related to items of other comprehensive loss	1	1
Other comprehensive loss, net of tax	(134)	(1)
Comprehensive (loss) income	$(70)	$48
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	March 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$554	$663
Receivables, less allowances for discounts and doubtful accounts of $28 and $34 in 2015 and 2014, respectively	738	771
Inventories	502	486
Prepaid and other current assets	141	144
Deferred income tax assets	38	38
Total current assets	1,973	2,102
Property, plant and equipment, net	434	461
Goodwill	1,582	1,635
Other intangible assets, net	446	470
Other non-current assets	185	192
Total assets	$4,620	$4,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$311	$338
Accrued and other current liabilities	441	481
Short-term borrowings and current maturities of long-term debt	81	89
Total current liabilities	833	908
Long-term debt	1,195	1,195
Accrued postretirement benefits	374	388
Deferred income tax liabilities	152	158
Other non-current accrued liabilities	77	84
Total liabilities	2,631	2,733
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 189.4 shares and 188.9 shares in 2015 and 2014, respectively	2	2
Capital in excess of par value	1,807	1,796
Retained earnings	686	648
Treasury stock – at cost 8.1 shares and 6.6 shares in 2015 and 2014, respectively	(273)	(220)
Accumulated other comprehensive loss	(233)	(99)
Total stockholders’ equity	1,989	2,127
Total liabilities and stockholders’ equity	$4,620	$4,860

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the three months ended March 31,	2015	2014
Operating Activities
Net income	$64	$49
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24	23
Amortization	11	13
Share-based compensation	4	4
Restructuring charges	3	15
Gain from sale of businesses	(9)	—
Other, net	1	4
Payments for restructuring	(6)	(9)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	4	(5)
Changes in inventories	(33)	(42)
Changes in accounts payable	4	(2)
Other, net	(28)	(28)
Net Cash – Operating activities	39	22
Investing Activities
Capital expenditures	(37)	(25)
Proceeds from sale of businesses	1	—
Proceeds from the sale of property, plant and equipment	—	1
Net Cash – Investing activities	(36)	(24)
Financing Activities
Issuance of short-term debt	—	2
Repurchase of common stock	(53)	(51)
Proceeds from exercise of employee stock options	6	11
Dividends paid	(26)	(24)
Other, net	2	—
Net Cash – Financing activities	(71)	(62)
Effect of exchange rate changes on cash	(41)	(3)
Net change in cash and cash equivalents	(109)	(67)
Cash and cash equivalents at beginning of year	663	533
Cash and cash equivalents at end of period	$554	$466
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11	$11
Income taxes (net of refunds received)	$8	$18
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
The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Annual Report") in preparing these unaudited condensed consolidated financial statements, with the exception of accounting standard updates described in Note 2. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2014 Annual Report. Certain prior year amounts have been reclassified to conform to the current year presentation.
In 2014, we began implementing an organizational redesign to integrate our commercial teams within geographical regions. While this organizational redesign did not change our reportable segments, it had implications on how we manage our business. These changes and the related measurement system were effective in the fourth quarter 2014 and as a result, we commenced reporting our financial performance at such time based on the new organizational design. First quarter 2014 segment information presented herein has been recast from amounts previously reported to reflect these changes. The recast financial information does not represent a restatement of previously issued financial statements and the changes had no impact on our historical consolidated financial position or results of operations.
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

Note 2. Recently Issued Accounting Pronouncements

Pronouncements Not Yet Adopted
In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license then the software license element of the arrangement should be accounted for in a manner that is consistent with accounting for the acquisition of other software licenses. If a cloud computing arrangement does not include a software license then the arrangement should be accounted for as a service contract. This guidance is effective for interim and annual periods beginning after December 15, 2015. The guidance may be applied (1) retrospectively or (2) prospectively to arrangements entered into, or materially modified after the effective date. Early adoption is permitted. We are evaluating the impact of the guidance on our financial condition and results of operations.
In February 2015, FASB issued guidance which amends the requirements to determine whether a company needs to consolidate certain legal entities into its reported financial statements. Specifically, the amendment: (1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (2) eliminates the presumption that a general partner should consolidate a limited partnership and (3) affects the consolidation analysis of reporting entities that are involved with VIEs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015 and may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. Early adoption is permitted. We are evaluating the impact of the guidance on our financial condition and results of operations.
In May 2014, the FASB issued guidance on recognizing revenue from contracts with customers. The guidance outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the model is that an entity recognizes revenue to portray the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also expands disclosure requirements regarding revenue recognition. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 and may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. Early adoption is not permitted. We are evaluating the impact of the guidance on our financial condition and results of operations.
Recently Adopted Pronouncements
In April 2015, the FASB issued guidance which changes the presentation of debt issuance costs in the balance sheet. Under existing GAAP, debt issuance costs are reflected on the balance sheet as an asset. This amendment requires such costs to be reflected as a direct deduction to the related debt liability, with retrospective application upon adoption. We elected to early adopt this standard effective in the first quarter of 2015. Accordingly, $4 million of debt issuance costs are now reflected within long-term debt as of March 31, 2015 and December 31, 2014. These costs were previously recorded within other non-current assets.
In January 2015, the FASB issued guidance which eliminates from GAAP the concept of an extraordinary item. Under existing GAAP, an event or transaction must be unusual in nature and must occur infrequently to be considered an extraordinary item. Additionally, under current GAAP extraordinary items are separately presented in a company’s income statement and disclosed in the footnotes to the company’s financial statements. As a result of the new guidance regarding extraordinary items, a company will no longer (1) segregate an extraordinary item from the results of ordinary operations, (2) separately present an extraordinary item on its income statement, and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. We elected to early adopt this standard effective in the first quarter of 2015 with retrospective application. Our adoption of this guidance did not have any impact on our financial condition or results of operations.
In June 2014, as a result of inconsistency in practice, the FASB issued guidance related to the recognition of compensation on employee share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The standard states that the performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. We elected to early adopt this standard effective in the first quarter of 2015 with retrospective application. Our adoption of this guidance did not have any impact on our financial condition or results of operations as we were using the accounting prescribed in the new guidance.
In April 2014, the FASB issued guidance related to the reporting of discontinued operations. The guidance states that the disposal of a business or operation is required to be reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. The guidance also expands disclosures about discontinued operations and the disposal of significant businesses that did not qualify for discontinued operations presentation. This standard is effective prospectively, for disposals (or businesses that qualify as “held for sale”) that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Our adoption of this guidance effective in the first quarter of 2015 did not have any impact on our financial condition or results of operations.
In January 2014, the FASB issued guidance related to service concession arrangements. A service concession arrangement is an arrangement between a public-sector entity grantor and an operating entity under which the operating entity operates the grantor's infrastructure (for example, airports, roads and bridges). The guidance states that service concession arrangements should not be accounted for under the guidance of Accounting Standards Codification Topic 840, Leases, but rather other guidance as deemed appropriate. This guidance is effective for interim and reporting periods beginning on or after December 15, 2014. The guidance requires opening retained earnings in the year of adoption to reflect the cumulative historical impact of any arrangements existing at the date of adoption, and the new guidance to be applied to the financial statements on a prospective basis. Our adoption of this guidance effective in the first quarter of 2015 did not have any impact on our financial condition or results of operations.

Note 3. Divestitures

For the three months ended March 31, 2015, we divested two businesses for $1 million of cash, which were not material, individually or in the aggregate, to our results of operations or financial position. The sale resulted in a gain of $9 million, reflected in gain from sale of businesses in our Condensed Consolidated Income Statement.

Note 4. Restructuring Charges

During the three months ended March 31, 2015, we recognized restructuring charges of $3 million. We incurred these charges primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges include the elimination of headcount and consolidation of facilities within our Water Infrastructure segment.

During the three months ended March 31, 2014, we recognized restructuring charges of $15 million within both our Water Infrastructure and Applied Water segments for the same aforementioned purposes for which we incurred the 2015 charges.

The following table presents the components of restructuring expense for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
(in millions)	2015	2014
By component:
Severance and other charges	$4	$15
Reversal of restructuring accruals	(1)	—
Total restructuring charges	$3	$15

By segment:
Water Infrastructure	$3	$10
Applied Water	—	5

The following table displays a rollforward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within accrued and other current liabilities, for the three months ended March 31, 2015 and 2014.

(in millions)	2015	2014
Restructuring accruals - January 1	$12	$13
Restructuring charges	3	15
Cash payments	(6)	(9)
Foreign currency and other	(1)	—
Restructuring accruals - March 31	$8	$19

By segment:
Water Infrastructure	$4	$10
Applied Water	—	5
Regional selling locations (a)	3	4
Corporate and other	1	—

(a)
Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following is a rollforward for the three months ended March 31, 2015 and 2014 of employee position eliminations associated with restructuring activities.

	2015	2014
Planned reductions - January 1	133	51
Additional planned reductions	74	170
Actual reductions	(92)	(109)
Planned reductions - March 31	115	112

Total expected costs associated with actions that commenced during the three months ended March 31, 2015 are approximately $3 million for Water Infrastructure. These costs primarily consist of severance charges. Related to these actions, we incurred $2 million during the three months ended March 31, 2015. We currently expect activity related to these actions to continue through the third quarter of 2015.

Total expected costs associated with actions that commenced during 2014 are approximately $19 million for Water Infrastructure. Approximately $18 million of the expected cost was incurred in 2014 and $1 million was incurred during the three months ended March 31, 2015. The Water Infrastructure actions commenced in 2014 are substantially complete. Total expected costs associated with actions that commenced during 2014 are approximately $9 million for Applied Water. Approximately $6 million of the expected cost was incurred in 2014, and $3 million is expected to be incurred through early 2016.

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
The income tax provision for the three months ended March 31, 2015 was $13 million resulting in an effective tax rate of 17.3%, compared to $12 million resulting in an effective tax rate of 19.1% for the same period in 2014. The effective tax rate was lower than the United States federal statutory rate in each period primarily due to geographic mix of earnings.
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
The amount of unrecognized tax benefits at March 31, 2015 was $41 million which, if ultimately recognized, will reduce our annual effective tax rate. We do not believe that the unrecognized tax benefits will significantly change within the next twelve months.
We classify interest expense relating to unrecognized tax benefits as a component of other non-operating expense, net and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of March 31, 2015, we had less than $1 million of interest accrued for unrecognized tax benefits.

Note 6. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share.

	Three Months Ended
	March 31,
	2015	2014
Net income (in millions)	$64	$49
Shares (in thousands):
Weighted average common shares outstanding	182,049	184,505
Add: Participating securities (a)	46	42
Weighted average common shares outstanding — Basic	182,095	184,547
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	532	659
Dilutive effect of restricted stock	437	563
Weighted average common shares outstanding — Diluted	183,064	185,769
Basic earnings per share	$0.35	$0.27
Diluted earnings per share	$0.35	$0.27

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

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Stock options	2,634	2,746
Restricted stock	590	449
Performance shares	158	69

Note 7. Inventories

The components of total inventories are summarized as follows:

(in millions)	March 31, 2015	December 31, 2014
Finished goods	$209	$194
Work in process	49	42
Raw materials	244	250
Total inventories	$502	$486

Note 8. Property, Plant and Equipment

The components of total property, plant and equipment, net are as follows:

(in millions)	March 31, 2015	December 31, 2014
Land, buildings and improvements	$243	$252
Machinery and equipment	633	655
Equipment held for lease or rental	207	207
Furniture and fixtures	84	87
Construction work in progress	36	41
Other	22	23
Total property, plant and equipment, gross	1,225	1,265
Less accumulated depreciation	791	804
Total property, plant and equipment, net	$434	$461
Depreciation expense of $24 million and $23 million was recognized in the three months ended March 31, 2015 and 2014, respectively.

Note 9. Goodwill and Other Intangible Assets
Changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2015 are as follows:

(in millions)	Water Infrastructure	Applied Water	Total
Balance as of January 1, 2015	$1,098	$537	$1,635
Activity in 2015
Foreign currency and other	(36)	(17)	(53)
Balance as of March 31, 2015	$1,062	$520	$1,582
Based on the results of our latest annual impairment tests, we determined that no impairment of goodwill existed as of the measurement date in 2014. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	March 31, 2015			December 31, 2014
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$317	$(122)	$195	$331	$(122)	$209
Proprietary technology and patents	113	(50)	63	116	(49)	67
Trademarks	34	(17)	17	36	(17)	19
Software (a)	125	(87)	38	131	(92)	39
Other	8	(8)	—	9	(9)	—
Indefinite-lived intangibles	133	—	133	136	—	136
	$730	$(284)	$446	$759	$(289)	$470

(a)
The December 31, 2014 carrying amount of software was previously included within Other non-current assets on the Condensed Consolidated Balance Sheets and is now being reflected within Other intangible assets to conform to a current period change in balance sheet presentation.

Amortization expense related to finite-lived intangible assets was $11 million and $13 million for the three months ended March 31, 2015 and 2014, respectively.

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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty, Australian Dollar and Hungarian Forint. We held forward foreign exchange contracts with purchase notional amounts totaling $219 million and $355 million as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, our most significant foreign currency derivatives include contracts to purchase Swedish Krona and sell Euro, sell US Dollar and purchase Euro, and sell British Pound and purchase Euro. The purchased notional amounts associated with these currency derivatives are $92 million, $50 million and $31 million, respectively. As of December 31, 2014, our most significant foreign currency derivatives include contracts to purchase Swedish Krona and sell Euro, sell US Dollar and purchase Euro, and sell British Pound and purchase Euro. The purchased notional amounts associated with these currency derivatives are $140 million, $85 million and $51 million, respectively.

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income.

	Three Months Ended
	March 31,
(in millions)	2015	2014
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of loss recognized in Other Comprehensive Income (a)	$(5)	$(1)
Amount of loss (gain) reclassified from Other Comprehensive Income into revenue (a)	4	(1)
Amount of loss reclassified from Other Comprehensive Income into cost of revenue (a)	1	1

(a)	Effective portion
As of March 31, 2015, $14 million of the net unrealized losses on cash flow hedges is expected to be reclassified into earnings in the next 12 months. The ineffective portion of the change in fair value of a cash flow hedge is excluded from effectiveness testing and is recognized immediately in selling, general and administrative expenses in the Condensed Consolidated Income Statements. For the three months ended March 31, 2015 and 2014, the amounts were not material.

The fair values of our foreign exchange contracts currently included in our hedging program were as follows:

(in millions)	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments
Assets
Other current assets	$2	$1
Liabilities
Other current liabilities	(12)	(13)
Total fair value	$(10)	$(12)

Note 11. Accrued and Other Current Liabilities

The components of total accrued and other current liabilities are as follows:

(in millions)	March 31, 2015	December 31, 2014
Compensation and other employee benefits	$158	$186
Customer-related liabilities	65	66
Accrued warranty costs	30	31
Accrued taxes	76	77
Other accrued liabilities	112	121
Total accrued and other current liabilities	$441	$481

Note 12. Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

(in millions)	March 31, 2015	December 31, 2014
Short-term borrowings and current maturities of long-term debt	$81	$89

Long-term debt
3.550% Senior Notes due 2016 (a)	$600	$600
4.875% Senior Notes due 2021 (a)	600	600
Debt issuance costs	(4)	(4)
Unamortized discount (b)	(1)	(1)
Long-term debt	$1,195	$1,195
Total debt	$1,276	$1,284

(a)
The fair value of our Senior Notes (as defined below) was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2016 (as defined below) was $620 million and $621 million as of March 31, 2015 and December 31, 2014, respectively. The fair value of our Senior Notes due 2021 (as defined below) was $659 million and $653 million as of March 31, 2015 and December 31, 2014, respectively.

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
The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and leaseback transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. If a change of control triggering event (as defined in the Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase. As of March 31, 2015, we were in compliance with all covenants.
Interest on the Senior Notes due 2016 is payable on March 20 and September 20 of each year. Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year.
Five-Year Revolving Credit Facility
Effective March 27, 2015, Xylem entered into a Five-Year Revolving Credit Facility (the "Credit Facility") with Citibank, N.A., as administrative agent, and a syndicate of lenders. The Credit Facility provides for an aggregate principal amount of up to $600 million of: (i) revolving extensions of credit (the "revolving loans") outstanding at any time and (ii) the issuance of letters of credit in a face amount not in excess of $100 million outstanding at any time. The Credit Facility provides for increases of up to $200 million for a possible maximum total of $800 million in aggregate principal amount at our request and with the consent of the institutions providing such increased commitments.
At our election, the interest rate per annum applicable to the revolving loans will be based on either (i) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin or (ii) a fluctuating rate of interest determined by reference to the greatest of: (a) the prime rate of Citibank, N.A., (b) the U.S. Federal funds effective rate plus half of 1% or (c) the Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, in each case, plus an applicable margin.
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The Credit Facility also contains limitations on, among other things, incurring secured debt, granting liens, entering into sale and leaseback transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of March 31, 2015, we were in compliance with all covenants.

As of March 31, 2015, the Credit Facility was undrawn.

Research and Development Facility Agreement

On December 4, 2013, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank (the "EIB") to add an additional borrower under the facility.  The facility provides an aggregate principal amount of up to €120 million (approximately $132 million) to finance research projects and infrastructure development in the European Union. The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the R&D Facility Agreement.  The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the EIB. The funds are available to finance research and development projects during the period from 2013 through 2016 at the Company's R&D facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.

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

In accordance with the terms of the R&D Facility Agreement, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions, such as customary representations and warranties, additional covenants and customary events of default. As of March 31, 2015, we were in compliance with all covenants.

As of March 31, 2015, $76 million was outstanding under the R&D Facility Agreement. Although the borrowing term for this arrangement is for five years, we have classified it as short-term debt on our Condensed Consolidated Balance Sheet since we intend to repay this obligation in less than one year.

Note 13. Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost for our defined benefit pension plans, disaggregated by domestic and international plans.

	Three Months Ended
	March 31,
(in millions)	2015	2014
Domestic defined benefit pension plans:
Interest cost	$1	$1
Expected return on plan assets	(1)	(1)
Amortization of net actuarial loss	1	1
Net periodic benefit cost	$1	$1
International defined benefit pension plans:
Service cost	$3	$4
Interest cost	6	7
Expected return on plan assets	(8)	(8)
Amortization of net actuarial loss	3	2
Net periodic benefit cost	$4	$5
Total net periodic benefit cost	$5	$6

The total net periodic benefit cost for other postretirement employee benefit plans was $1 million for the three months ended March 31, 2015 and 2014.
We contributed $6 million and $11 million to our defined benefit plans during the three months ended March 31, 2015 and 2014, respectively. Additional contributions ranging between approximately $18 million and $28 million are expected during the remainder of 2015.

Note 14. Share-Based Compensation Plans
Share-based compensation expense was $4 million during the three months ended March 31, 2015 and 2014. The unrecognized compensation expense related to our stock options, restricted stock and performance based shares was $9 million, $28 million and $6 million, respectively, at March 31, 2015 and is expected to be recognized over a weighted average period of 2.4, 2.3 and 2.4 years, respectively. The amount of cash received from the exercise of stock options was $6 million and $11 million for the three months ended March 31, 2015 and 2014, respectively.
Stock Option Grants
The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2015:

(shares in thousands)	Shares	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2015	2,989	$28.60	6.5
Granted	645	$35.96	10.0
Exercised	(239)	$27.41	5.1
Forfeited	(4)	$24.60	6.7
Outstanding at March 31, 2015	3,391	$30.09	7.0
Options exercisable at March 31, 2015	2,243	$27.36	5.9
Vested and expected to vest as of March 31, 2015	3,223	$29.80	6.9
The aggregate intrinsic value of the outstanding, exercisable, and vested and expected to vest stock options as of March 31, 2015 was $19 million, $18 million and $19 million, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the three months ended March 31, 2015 was $2 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2015 grants:

Dividend yield	1.57%
Volatility	27.80%
Risk-free interest rate	1.63%
Expected term (in years)	5.60
Weighted-average fair value / share	$8.53
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

Restricted Stock Grants
The following is a summary of restricted stock activity for the three months ended March 31, 2015:

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2015	1,171	$31.80
Granted	333	$35.96
Vested	(289)	$26.73
Forfeited	(3)	$29.27
Outstanding at March 31, 2015	1,212	$34.17
Performance-Based Share Grants
The following is a summary of performance-based share grants for the three months ended March 31, 2015:

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2015	124	$33.95
Granted	91	$35.96
Vested	—	$—
Forfeited	—	$—
Outstanding at March 31, 2015	215	$34.80

Note 15. Capital Stock

On August 20, 2013, the Board of Directors authorized the repurchase of up to $250 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. During the three months ended March 31, 2015, we repurchased 1.4 million shares for $50 million under this program. There are up to $20 million in shares that may still be purchased under this plan as of March 31, 2015. For the three months ended March 31, 2014, we repurchased 1.3 million shares for $50 million under this program.

On August 18, 2012, the Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares repurchased under this program during the three months ended March 31, 2015 and 2014. There are up to 1.0 million shares that may still be purchased under this plan as of March 31, 2015.
Aside from the aforementioned repurchase programs, we repurchased 0.1 million shares for $3 million during the three months ended March 31, 2015 in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock. Likewise, during the three months ended March 31, 2014, we repurchased less than 0.1 million shares for $1 million.

Note 16. Accumulated Other Comprehensive Income (Loss)

The following table provides the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2015:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2015	$145	$(231)	$(13)	$(99)
Foreign currency translation adjustment	(129)	—	—	(129)
Foreign currency gain reclassified into gain on sale of businesses	(8)	—	—	(8)
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	1	—	1
Selling, general and administrative expenses	—	3	—	3
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized loss on foreign exchange agreements	—	—	(5)	(5)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	4	4
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at March 31, 2015	$8	$(228)	$(13)	$(233)

Note 17. Commitments and Contingencies
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses, including acquisitions and divestitures, intellectual property matters, product liability and personal injury claims, employment and pension matters, government and commercial contract disputes.

On December 17, 2014, the Korea Fair Trade Commission (“KFTC”) issued a written decision regarding an investigation into bid-rigging allegations against Xylem Water Solutions South Korea Co., Ltd. (“Xylem South Korea”), a subsidiary of Xylem Inc. The KFTC found that certain employees of Xylem South Korea had participated in activities that violated Korea’s antitrust laws.  Xylem South Korea was assessed a fine of approximately $1.6 million, and following criminal prosecution a minimal criminal penalty was imposed. In January 2015, Xylem South Korea paid the fine and filed an appeal of the KFTC’s decision with the Seoul High Court.

In connection with the KFTC matter, the Company commenced an internal investigation relating to the allegations against Xylem South Korea. In late 2014, the Company broadened this internal investigation to assess related allegations made by certain employees of Xylem South Korea during the investigation into the KFTC matter. The broadened investigation includes a review of compliance by Xylem South Korea and its employees with the requirements of the Foreign Corrupt Practices Act. The Company engaged independent outside counsel to assist with its investigation and an independent professional services firm to provide forensic accounting assistance.  In late January 2015, the Company voluntarily contacted the SEC and the Department of Justice ("DOJ") to advise both agencies of this internal investigation. The Company is fully cooperating with any government investigation.  Xylem South Korea’s revenue is less than one percent of the Company’s total revenue. Although the Company currently cannot reasonably estimate the potential liability, if any, related to the investigation, we currently believe that these matters will not have a material adverse effect on the Company’s business, financial condition or results of operations.
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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations or financial condition. We have estimated and accrued $6 million and $9 million for these general legal matters as of March 31, 2015 and December 31, 2014.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $5 million as of March 31, 2015 and December 31, 2014 for environmental matters.
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

(in millions)	2015	2014
Warranty accrual – January 1	$31	$37
Net changes for product warranties in the period	6	5
Settlement of warranty claims	(6)	(8)
Foreign currency and other	(1)	—
Warranty accrual - March 31	$30	$34

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
Additionally, we have Regional selling locations which consist primarily of selling and marketing organizations and related support that offer products and services across both of our reportable segments. Corporate and other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as environmental matters that are managed at a corporate level and are not included in the business segments in evaluating performance or allocating resources.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2014 Annual Report). The following tables contain financial information for each reportable segment.

	Three Months Ended
	March 31,
(in millions)	2015	2014
Revenue:
Water Infrastructure	$500	$552
Applied Water	337	354
Total	$837	$906
Operating Income:
Water Infrastructure	$47	$46
Applied Water	46	41
Corporate and other	(10)	(11)
Total	$83	$76
Depreciation and Amortization:
Water Infrastructure	$25	$25
Applied Water	6	6
Regional selling locations (a)	2	3
Corporate and other	2	2
Total	$35	$36
Capital Expenditures:
Water Infrastructure	$25	$13
Applied Water	7	5
Regional selling locations (b)	2	2
Corporate and other	3	5
Total	$37	$25

(a)
Depreciation and amortization expense incurred by the Regional selling locations was included in an overall allocation of Regional selling location costs to the segments; however, a certain portion of that expense was not specifically identified to a segment. That expense is captured in this Regional selling location line.

(b)	Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.

The following table contains the total assets for each reportable segment.

	Total Assets
(in millions)	March 31, 2015	December 31, 2014
Water Infrastructure	$2,067	$2,128
Applied Water	1,103	1,114
Regional selling location (a)	902	961
Corporate and other (b)	548	657
Total	$4,620	$4,860

(a)	The Regional selling locations have assets that consist primarily of cash, accounts receivable and inventory which are not allocated to the segments.

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
Factors that could cause results to differ materially from those anticipated include: economic, political and other risks associated with our international operations, including military actions, economic sanctions or trade embargoes that could affect customer markets, and non-compliance with laws, including foreign corrupt practice laws, export and import laws and competition laws; potential for unexpected cancellations or delays of customer orders in our reported backlog; our exposure to fluctuations in foreign currency exchange rates;  competition and pricing pressures in the markets we serve; the strength of housing and related markets; weather conditions; ability to retain and attract key members of management; our relationship with and the performance of our channel partners; our ability to borrow or to refinance our existing indebtedness and availability of liquidity sufficient to meet our needs; changes in the value of goodwill or intangible assets; risks relating to product defects, product liability and recalls; governmental investigations; security breaches or other disruptions of our information technology systems; litigation and contingent liabilities; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Annual Report") and with subsequent filings we make with the Securities and Exchange Commission ("SEC").
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

•
Water Infrastructure serves the water infrastructure sector with pump systems that transport water from aquifers, lakes, rivers and seas; with filtration, ultraviolet and ozone systems that provide treatment, making the water fit to use; and pumping solutions that move the wastewater to treatment facilities where our mixers, biological treatment, monitoring and control systems provide the primary functions in the treatment process. We provide analytical instrumentation used to measure water quality, flow and level in wastewater, surface water and coastal environments. In the Water Infrastructure segment, we provide the majority of our sales directly to customers with strong application expertise, while the remaining amount is through distribution partners.

•
Applied Water serves the usage applications sector with water pressure boosting systems for heating, ventilation and air conditioning and for fire protection systems to the residential and commercial building services markets. In addition, our pumps, heat exchangers, valves and controls provide cooling to power plants and manufacturing facilities, as well as circulation for food and beverage processing. We also provide boosting systems for farming irrigation, pumps for dairy operations and rainwater reuse systems for small scale crop and turf irrigation. In the Applied Water segment, we provide the majority of our sales through long-standing relationships with the world’s leading distributors, with the remainder going directly to customers.

In 2014, we began implementing an organizational redesign to integrate our commercial teams within geographical regions. While this organizational redesign did not change our reportable segments, it had implications on how we manage our business. These changes and the related measurement system were effective in the fourth quarter 2014 and as a result, we commenced reporting our financial performance at such time based on the new organizational design. First quarter 2014 segment information presented herein has been recast from amounts previously reported to reflect these changes. The recast financial information does not represent a restatement of previously issued financial statements and the changes had no impact on our historical consolidated financial position or results of operations.

Executive Summary
Xylem reported revenue for the first quarter of 2015 of $837 million, a decrease of 7.6% compared to $906 million during the first quarter of 2014. Revenue was flat on a constant currency basis due to organic growth of 1.0% offset by the impact of our divestiture of our Wolverhampton valves business. The organic growth was driven by strength from emerging markets and modest growth in the United States which was largely offset by weakness in Australia and Canada. Operating income for the first quarter of 2015 was $83 million, reflecting an increase of $7 million or 9.2% compared to $76 million in the first quarter of 2014, primarily due to cost saving initiatives and savings from restructuring actions, which more than offset headwinds from cost inflation and unfavorable foreign exchange impacts. Additionally, restructuring and realignment cost actions taken to improve the overall cost base of the business were $6 million in the first quarter of 2015 as compared to $18 million in the prior year.

Additional financial highlights for the quarter ended March 31, 2015 include the following:

•	Orders of $915 million, or 7.9% decline from $993 million in the prior year

•	Earnings per share of $0.35, up 29.6% from the prior year ($0.33 on an adjusted basis, down 2.9%, though up 8.8% excluding $0.04 negative impact from currency translation)

•
Cash flow from operating activities of $39 million for the three months ended March 31, 2015, up 77.3% from prior year, and free cash flow of positive $2 million as compared to negative $3 million in the prior year.

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

•
"adjusted net income" and "adjusted earnings per share" defined as net income and earnings per share, respectively, adjusted to exclude restructuring and realignment costs, and tax-related special items. A reconciliation of adjusted net income is provided below.

	Three Months Ended
	March 31,
(In millions, except for per share data)	2015	2014
Net income	$64	$49
Restructuring and realignment, net of tax	4	15
Special charges, net of tax	2	—
Tax-related special items	(1)	(1)
Gain on sale of businesses, net of tax	(9)	—
Adjusted net income	$60	$63
Weighted average number of shares - Diluted	183.1	185.8
Adjusted earnings per share	$0.33	$0.34

•	"operating expenses excluding restructuring and realignment costs and special charges" defined as operating expenses, adjusted to exclude restructuring and realignment costs, and special charges.

•
"adjusted segment operating income" defined as segment operating income, adjusted to exclude restructuring and realignment costs, and special charges, and "adjusted segment operating margin" defined as adjusted segment operating income divided by total segment revenue.

•
“realignment costs” defined as costs not included in restructuring costs that are incurred as part of actions taken to reposition our business, including items such as professional fees, severance, relocation, travel, facility set-up and other costs.

•
“special charges” defined as costs incurred by the Company, such as legal and professional fees, associated with the Korea matters, as well as costs incurred for the contractual indemnification of tax obligations to ITT.

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

	Three Months Ended
	March 31,
(In millions)	2015	2014
Net cash provided by operating activities	$39	$22
Capital expenditures	(37)	(25)
Free cash flow	$2	$(3)

2015 Outlook

We continue to anticipate organic revenue growth in the low single digits in 2015. This projected organic growth excludes a continued expected negative foreign exchange translation impact on our growth in the high single digits, primarily driven by a weaker Euro to U.S. dollar. We expect strength in the United States industrial markets excluding oil and gas, partially offset by modest deceleration in emerging market growth, resulting in low single-digit growth overall for the industrial end market. We expect public utilities to also increase at low single digits with emerging market infrastructure investments continuing to bolster growth and with improving market conditions in the United States. In the commercial market, we anticipate growth of low to mid-single digits as the United States appears to continue to slowly recover and emerging markets continue to be strong, which we expect will be partially offset by soft European markets. We believe the residential markets will be flat to down low single digits as the United States markets soften and Europe declines, partially offset by new product launches. Finally, we expect that organic revenue growth in the agriculture markets, which is our smallest end market, will likely be relatively flat compared to 2014 as we are expecting slower growth in the United States as a result of lapping a strong 2014 combined with weakness in Europe and continued strength in emerging markets.

We will continue to execute restructuring and realignment actions to reposition our European and North American business which we expect to optimize our cost structure and improve our operational efficiency and effectiveness. In 2015, we expect to incur approximately $20 million in restructuring and realignment costs. We expect to realize approximately $16 million of incremental net savings in 2015 from restructuring actions initiated in 2014, and an additional $2 million of net savings from our 2015 actions.

Additional strategic actions include strategic initiatives which are expected to drive above-market growth, advance continuous improvement activities to increase productivity, focus on improving cash performance and drive a disciplined capital deployment strategy.

Results of Operations

	Three Months Ended
	March 31,
(In millions)	2015	2014	Change
Revenue	$837	$906	(7.6)%
Gross Profit	315	342	(7.9)%
Gross Margin	37.6%	37.7%	(10)	bp
Operating expenses excluding restructuring and realignment costs and special charges	225	248	(9.3)%
Expense to revenue ratio	26.9%	27.4%	(50)	bp
Restructuring and realignment costs	6	18	(66.7)%
Special charges	1	—	NM
Total operating expenses	232	266	(12.8)%
Operating Income	83	76	9.2%
Operating Margin	9.9%	8.4%	150	bp
Interest and other non-operating expense, net	15	15	—%
Gain on sale of businesses	9	—	NM
Income tax expense	13	12	8.3%
Tax rate	17.3%	19.1%	(180)	bp
Net Income	$64	$49	30.6%

Revenue
Revenue generated during the three months ended March 31, 2015 was $837 million, reflecting a decrease of $69 million or 7.6%, compared to the same prior year period. On a constant currency basis, revenue increased 0.4% reflecting organic growth within emerging markets and the United States partially offset by the impact of the Wolverhampton valves business divestiture in the third quarter of 2014 and declines in Australia and Canada.

The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and fluctuations in foreign currency in relation to revenue during the three months ended March 31, 2015:

	Three Months Ended
	March 31,
(In millions)	Change	% Change
2014 Revenue	$906
Organic growth	9	1.0%
Acquisitions/(Divestitures)	(5)	(0.6)%
Constant Currency	4	0.4%
Foreign currency translation (a)	(73)	(8.0)%
Total change in revenue	(69)	(7.6)%
2015 Revenue	$837

(a)	Foreign currency impact primarily due to fluctuations in the value of the Euro, Swedish Krona, British Pound, Norwegian Krone, Canadian Dollar and Australian Dollar against the U.S. Dollar.

The following table summarizes revenue by segment:

	Three Months Ended
	March 31,
(In millions)	2015	2014	As Reported Change	Constant Currency Change
Water Infrastructure	$500	$552	(9.4)%	0.4%
Applied Water	337	354	(4.8)%	0.6%
Total	$837	$906	(7.6)%	0.4%
Water Infrastructure
Water Infrastructure revenue decreased $52 million, or 9.4%, for the three months ended March 31, 2015 (0.4% increase at constant currency) compared to the respective 2014 period. The 0.4% constant currency increase was driven by $2 million, or 0.4%, organic growth from strength in the public utility end market, partially offset by weakness in the industrial water end market.
From an application perspective for the first quarter of 2015, treatment grew and transport was flat while test applications declined. Revenue from treatment applications grew primarily from the delivery of ozone and filtration projects in China, which was partially offset by project deliveries in Australia in the prior year and weakness in southern Europe. Flat revenue from Transport applications was primarily due to public utility and industrial strength in northern and western Europe combined with increased public utility demand in China, offset by declines in industrial dewatering applications from weakness in the oil and gas market and reduced public utility capital expenditure spending in Canada. Revenue from test applications declined primarily due to lapping prior year strong project shipments in the emerging markets, which was partially offset by strength in India from environmental monitoring projects.

Applied Water
Applied Water revenue declined $17 million, or 4.8%, for the three months ended March 31, 2015 (0.6% increase at constant currency) compared to the respective 2014 period. The 0.6% increase at constant currency was due to $7 million, or 2.0%, organic growth in the commercial and residential end markets, partially offset by declines in the agriculture and industrial water end markets, and further offset by a $5 million reduction in revenue due to the absence of revenue from our Wolverhampton valves business which we divested in the third quarter of 2014.
From an application perspective for the first quarter of 2015, the organic revenue increase was primarily driven by strength in commercial and residential building service applications, partially offset by weakness in the irrigation and industrial water applications. Revenue grew in commercial buildings primarily within the United States due to shipments related to an uptick in orders resulting from distributor restocking at the end of 2014 combined with strength from a recovering institutional building sector. Residential building applications experienced growth within northern Europe from market strength and increased demand for new energy efficient products, partially offset by weakness in the United States from cold weather conditions delaying construction activity and negative price realization. Revenue from irrigation applications declined principally due to lapping of a strong first quarter in 2014 combined with weaker market conditions in 2015. Revenue from industrial applications were down slightly in the quarter due to the lapping of strong oil and gas project shipments for fire protection systems in Asia in the prior year.
Orders / Backlog
Orders received during the first quarter of 2015 of $915 million decreased by $78 million, or 7.9%, from the prior year (0.1% decrease at constant currency). Organic order growth increased 0.4% for the three months ended March 31, 2015.
Water Infrastructure segment orders decreased $35 million, or 5.9%, to $562 million (3.5% increase at constant currency) for the quarter as compared to the prior year. Organic orders increased 3.5% during the first quarter predominately due to a large custom transport project win in Canada combined with strength in the U.S. distribution channel. Organic growth was further bolstered by treatment and test applications from increased public utility spending in emerging markets. The increases were partially offset in industrial dewatering applications due to weakness in the oil and gas market.
Applied Water segment orders decreased $43 million, or 10.9% to $353 million (5.6% decrease at constant currency) for the three months ended March 31, 2015. Organic order volume decreased 4.3% for the three months ended March 31, 2015 as a result of similar market dynamics impacting revenue.
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. Total backlog was $793 million at March 31, 2015, flat compared to March 31, 2014 and increased $53 million or 7.2%, as compared to $740 million at December 31, 2014. We anticipate that approximately 78% of the backlog at March 31, 2015 will be recognized as revenue in the remainder of 2015.
Gross Margin
Gross margin declined slightly to 37.6% for the three months ended March 31, 2015, compared to 37.7% for 2014. Gross margin was impacted by foreign exchange headwinds, negative price impacts and geographic sales mix due to higher volume sold to the emerging markets and lower rental activity from oil and gas market weakness. These declines were partially mitigated by benefits realized from restructuring savings and cost saving initiatives through lean six sigma and global sourcing across both segments.

Operating Expenses
The following table presents operating expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(In millions)	2015	2014	Change
Selling, general and administrative expenses ("SG&A")	$206	$224	(8.0)%
SG&A as a % of revenue	24.6%	24.7%	(10)	bp
Research and development expenses ("R&D")	23	27	(14.8)%
R&D as a % of revenue	2.7%	3.0%	(30)	bp
Restructuring charges	3	15	(80.0)%
Operating expenses	$232	$266	(12.8)%
Expense to revenue ratio	27.7%	29.4%	(170)	bp

Selling, General and Administrative Expenses

SG&A decreased by $18 million to $206 million or 24.6% of revenue in the first quarter of 2015, as compared to $224 million or 24.7% of revenue in 2014. The decrease in SG&A expenses as a percentage of revenue is primarily due to benefits from currency gains, which were largely offset by increased selling investments made by our commercial teams.

Research and Development Expenses

R&D spending was $23 million or 2.7% of revenue in the first quarter of 2015 as compared to $27 million or 3.0% of revenue in the comparable period of 2014. The year-over-year decline is primarily due to currency impacts as spending is relatively flat on a constant currency basis.
Restructuring Charges

During the three months ended March 31, 2015, we recognized restructuring charges of $3 million. We incurred these charges related to actions taken in 2015 primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges relate to the reduction in structural costs, including a decrease in headcount and consolidation of facilities within our Water Infrastructure segment. Included in these charges is $1 million related to actions that commenced in prior years.

During the three months ended March 31, 2014, we recognized restructuring charges of $15 million. These charges related to the reduction in structural costs, including the elimination of headcount and consolidation of facilities within both our Water Infrastructure and Applied Water segments.
Total expected costs associated with actions that commenced during the three months ended March 31, 2015 are approximately $3 million for Water Infrastructure. These costs primarily consist of severance charges. We currently expect activity related to these actions to continue through the third quarter of 2015. As a result of actions initiated during the first quarter of 2015, we estimate net savings of approximately $2 million in 2015 and annual future net savings beginning in 2016 of approximately $3 million.
We expect to incur approximately $10 million in restructuring costs for the full year, which contemplates additional actions beyond those discussed above. As a result of all of the actions taken and expected to be taken in 2015, we anticipate approximately $2 million of total net savings to be realized during 2015.

Operating Income
We generated operating income of $83 million during the first quarter of 2015, a $7 million increase compared to $76 million in 2014. The stronger results were driven by cost-saving initiatives, savings from restructuring actions and lower restructuring costs. These were partially offset by cost inflation combined with foreign exchange headwinds.
The following table illustrates operating income results for our business segments:

	Three Months Ended
	March 31,
(In millions)	2015	2014	Change
Water Infrastructure	$47	$46	2.2%
Applied Water	46	41	12.2%
Segment operating income	93	87	6.9%
Corporate and other	(10)	(11)	(9.1)%
Total operating income	$83	$76	9.2%
Operating margin
Water Infrastructure	9.4%	8.3%	110	bp
Applied Water	13.6%	11.6%	200	bp
Total Xylem	9.9%	8.4%	150	bp

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended
	March 31,
(In millions)	2015	2014	Change
Water Infrastructure
Operating income	$47	$46	2.2%
Restructuring and realignment costs	5	12	(58.3)%
Special charges	1	—	NM
Adjusted operating income	$53	$58	(8.6)%
Adjusted operating margin	10.6%	10.5%	10	bp
Applied Water
Operating income	$46	$41	12.2%
Restructuring and realignment costs	1	6	(83.3)%
Special charges	—	—	NM
Adjusted operating income	$47	$47	—%
Adjusted operating margin	13.9%	13.3%	60	bp
Total Xylem
Operating income	$83	$76	9.2%
Restructuring and realignment costs	6	18	(66.7)%
Special charges	1	—	NM
Adjusted operating income	$90	$94	(4.3)%
Adjusted operating margin	10.8%	10.4%	40	bp

NM - Not meaningful percentage change

Water Infrastructure
Operating income for our Water Infrastructure segment increased $1 million, or 2.2%, (decreased $5 million or 8.6% on an adjusted basis) for the first quarter of 2015 compared with the same respective period for the prior year primarily from lower restructuring costs in 2015. On an adjusted basis, the decrease for the first quarter of 2015 was principally due to cost inflation and foreign exchange headwinds, which were partially offset by cost savings from lean six sigma, restructuring and global sourcing initiatives.
Applied Water
Operating income for our Applied Water segment increased $5 million, or 12.2%, (flat on an adjusted basis) for the first quarter of 2015 compared with the same respective period for the prior year. On an adjusted basis, organic volume growth and cost reductions from global sourcing, lean six sigma initiatives and restructuring savings were offset by cost inflation and foreign exchange headwinds.

Interest Expense
Interest expense was $14 million for the respective three months ended March 31, 2015 and 2014, primarily related to the interest on the $1.2 billion long-term debt issued in September 2011. See "Liquidity and Capital Resources" for further details.

Income Tax Expense
The income tax provision for the three months ended March 31, 2015 was $13 million resulting in an effective tax rate of 17.3%, compared to $12 million resulting in an effective tax rate of 19.1% for the same period in 2014. The effective tax rate was lower than the United States federal statutory rate in each period primarily due to geographic mix of earnings.
Other Comprehensive Income (Loss)
Other comprehensive loss was $134 million for the three months ended March 31, 2015 compared to a loss of $1 million for the three months ended March 31, 2014. The change was driven almost entirely from unfavorable foreign currency translation impacts in 2015 as compared to less unfavorable currency impacts in 2014, primarily due to the weakening of the Euro against the U.S. Dollar.
Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Three Months Ended
	March 31,
(In millions)	2015	2014	Change
Operating activities	$39	$22	$17
Investing activities	(36)	(24)	(12)
Financing activities	(71)	(62)	(9)
Foreign exchange	(41)	(3)	(38)
Total	$(109)	$(67)	$(42)
Sources and Uses of Liquidity
Operating Activities
During the three months ended March 31, 2015, net cash provided by operating activities increased by $17 million as compared to the prior year. The year-over-year increase was primarily driven by a decrease in the use of working capital from increased customer collections as well as delayed timing of inventory build and related payables as compared to the prior year. Additionally, decreases in cash paid for income taxes were more than offset by increased payments for foreign value-added taxes as compared to the prior year.
Investing Activities
Cash used in investing activities was $36 million for the three months ended March 31, 2015, $12 million higher as compared to $24 million in the prior year, primarily due to increased spending on capital improvements in our manufacturing facilities.
Financing Activities
Cash used in financing activities was $71 million for the three months ended March 31, 2015 as compared to $62 million in the prior year, primarily driven by an increase in share repurchase activity of $2 million related to the settlement of employee tax withholding obligations from vesting restricted stock, as well as an increase of $2 million, or 10% per share increase in dividends paid to shareholders. Additionally, we saw decreased proceeds from the exercise of stock options of $5 million.

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

The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and leaseback transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. If a change of control triggering event (as defined in the Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase. As of March 31, 2015, we were in compliance with all covenants.

Interest on the Senior Notes due 2016 is payable on March 20 and September 20 of each year. Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year.
Credit Facility
Effective March 27, 2015, Xylem entered into a Five-Year Revolving Credit Facility (the "Credit Facility") with Citibank, N.A., as administrative agent, and a syndicate of lenders. The Credit Facility provides for an aggregate principal amount of up to $600 million of: (i) revolving extensions of credit (the "revolving loans") outstanding at any time and (ii) the issuance of letters of credit in a face amount not in excess of $100 million outstanding at any time. The Credit Facility provides for increases of up to $200 million for a possible maximum total of $800 million in aggregate principal amount at our request and with the consent of the institutions providing such increased commitments.
At our election, the interest rate per annum applicable to the revolving loans will be based on either (i) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin or (ii) a fluctuating rate of interest determined by reference to the greatest of: (a) the prime rate of Citibank, N.A., (b) the U.S. Federal funds effective rate plus half of 1% or (c) the Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, in each case, plus an applicable margin.
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term.

The Credit Facility also contains limitations on, among other things, incurring secured debt, granting liens, entering into sale and leaseback transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of March 31, 2015, we were in compliance with all covenants.

As of March 31, 2015, the Credit Facility was undrawn.

Research and Development Facility Agreement

On December 4, 2013, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank (the "EIB") to add an additional borrower under the facility.  The facility provides an aggregate principal amount of up to €120 million (approximately $132 million) to finance research projects and infrastructure development in the European Union. The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the R&D Facility Agreement.  The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the EIB. The funds are available to finance research and development projects during the period from 2013 through 2016 at the Company's R&D facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.

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

In accordance with the terms of the R&D Facility Agreement, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions, such as customary representations and warranties, additional covenants and customary events of default. As of March 31, 2015, we were in compliance with all covenants.

As of March 31, 2015, $76 million was outstanding under the R&D Facility Agreement. Although the borrowing term for this arrangement is for five years, we have classified it as short-term debt on our Condensed Consolidated Balance Sheet since we intend to repay this obligation in less than one year.
Non-U.S. Operations
We generated approximately 60% and 63% of our revenue from non-U.S. operations for the three months ended March 31, 2015 and 2014, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of our review, it is determined that all or a portion of the funds may be needed for our operations in the United States, we may be required to accrue additional U.S. taxes. As of March 31, 2015, our foreign subsidiaries were holding $505 million in cash or marketable securities.
Critical Accounting Estimates
Our discussion and analysis of our results of operations and capital resources are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Annual Report describes the critical accounting estimates used in preparation of the condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the information concerning our critical accounting estimates as stated in our 2014 Annual Report.
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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2014 Annual Report.

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

ITEM 1A.           RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2014 Annual Report.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended March 31, 2015:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
1/1/15 - 1/31/15	—	—	—	$106
2/1/15 - 2/28/15	—	—	—	$108
3/1/15 - 3/31/15	1.4	$35.29	1.4	$55

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 18, 2012, the Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares purchased under this program during the three months ended March 31, 2015 and there are approximately 1.0 million shares (approximately $35 million in value) that may still be purchased under this plan.

On August 20, 2013, the Board of Directors authorized the repurchase of shares up to $250 million in value with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. During the three months ended March 31, 2015, 1.4 million shares were repurchased at an average price of $35.29 per share for a total cost of $50 million. There are up to $20 million in shares that may still be purchased under this plan.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
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
(Registrant)

/s/ John P. Connolly
John P. Connolly
Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer)
April 30, 2015

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

(3.1)	Third Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 10-Q filed on July 29, 2014 (CIK No. 1524472, File No. 1-35229).

(3.2)	Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.2 of Xylem Inc.’s Form 10-Q filed on July 29, 2014 (CIK No. 1524472, File No. 1-35229).

(4.1)	Indenture, dated as of September 20, 2011, between Xylem Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.2 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Xylem Inc. 3.550% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

(4.3)	Form of Xylem Inc. 4.875% Senior Notes due 2021	Incorporated by reference to Exhibit 4.6 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

(10.1)	Five-Year Revolving Credit Facility Agreement, dated as of March 27, 2015 among Xylem Inc. and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 8-K Current Report filed on March 31, 2015 (CIK No. 1524472, File No. 1-35229)

(11.0)	Statement Re-Computation of Per Share Earnings
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

(101.0)
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
Submitted electronically with this Report.