Form 10-Q
period 2015-06-30
Xylem Inc.
filed 2015-07-30
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of July 24, 2015, there were 181,499,151 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Six Months
For the period ended June 30,	2015	2014	2015	2014
Revenue	$920	$1,005	$1,757	$1,911
Cost of revenue	572	617	1,094	1,181
Gross profit	348	388	663	730
Selling, general and administrative expenses	218	242	424	466
Research and development expenses	25	27	48	54
Restructuring charges	1	3	4	18
Operating income	104	116	187	192
Interest expense	14	13	28	27
Other non-operating income, net	1	1	—	—
Gain from sale of businesses	—	—	9	—
Income before taxes	91	104	168	165
Income tax expense	17	18	30	30
Net income	$74	$86	$138	$135
Earnings per share:
Basic	$0.41	$0.47	$0.76	$0.74
Diluted	$0.41	$0.47	$0.76	$0.73
Weighted average number of shares:
Basic	181.5	183.4	181.8	184.0
Diluted	182.3	184.5	182.7	185.1
Dividends declared per share	$0.1408	$0.1280	$0.2816	$0.2560
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Six Months
For the period ended June 30,	2015	2014	2015	2014
Net income	$74	$86	$138	$135
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	26	3	(103)	1
Foreign currency gain reclassified into net income	—	—	(8)	—
Net change in cash flow hedges:
Unrealized losses	—	(7)	(5)	(8)
Amount of loss (gain) reclassified into net income	7	(1)	12	(1)
Net change in postretirement benefit plans:
Net loss	—	(7)	—	(7)
Amortization of net actuarial loss into net income	4	3	8	6
Other comprehensive income (loss), before tax	37	(9)	(96)	(9)
Income tax impact related to items of other comprehensive income (loss)	2	(1)	3	—
Other comprehensive income (loss), net of tax	35	(8)	(99)	(9)
Comprehensive income	$109	$78	$39	$126
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	June 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$600	$663
Receivables, less allowances for discounts and doubtful accounts of $31 and $34 in 2015 and 2014, respectively	772	771
Inventories	498	486
Prepaid and other current assets	149	144
Deferred income tax assets	37	38
Total current assets	2,056	2,102
Property, plant and equipment, net	431	461
Goodwill	1,592	1,635
Other intangible assets, net	442	470
Other non-current assets	198	192
Total assets	$4,719	$4,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$315	$338
Accrued and other current liabilities	441	481
Short-term borrowings and current maturities of long-term debt	81	89
Total current liabilities	837	908
Long-term debt	1,196	1,195
Accrued postretirement benefits	377	388
Deferred income tax liabilities	152	158
Other non-current accrued liabilities	77	84
Total liabilities	2,639	2,733
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 189.6 shares and 188.9 shares in 2015 and 2014, respectively	2	2
Capital in excess of par value	1,815	1,796
Retained earnings	734	648
Treasury stock – at cost 8.1 shares and 6.6 shares in 2015 and 2014, respectively	(273)	(220)
Accumulated other comprehensive loss	(198)	(99)
Total stockholders’ equity	2,080	2,127
Total liabilities and stockholders’ equity	$4,719	$4,860

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the six months ended June 30,	2015	2014
Operating Activities
Net income	$138	$135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47	47
Amortization	22	25
Share-based compensation	8	9
Restructuring charges	4	18
Gain from sale of businesses	(9)	—
Other, net	3	(1)
Payments for restructuring	(9)	(17)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(28)	(32)
Changes in inventories	(27)	(53)
Changes in accounts payable	3	2
Other, net	(29)	(35)
Net Cash – Operating activities	123	98
Investing Activities
Capital expenditures	(57)	(48)
Proceeds from sale of businesses	1	—
Proceeds from the sale of property, plant and equipment	—	1
Other, net	3	—
Net Cash – Investing activities	(53)	(47)
Financing Activities
(Repayment) issuance of short-term debt	(2)	1
Repurchase of common stock	(53)	(102)
Proceeds from exercise of employee stock options	9	17
Dividends paid	(51)	(47)
Other, net	1	1
Net Cash – Financing activities	(96)	(130)
Effect of exchange rate changes on cash	(37)	(4)
Net change in cash and cash equivalents	(63)	(83)
Cash and cash equivalents at beginning of year	663	533
Cash and cash equivalents at end of period	$600	$450
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$26	$26
Income taxes (net of refunds received)	$42	$50
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
In 2014, we began implementing an organizational redesign to integrate our commercial teams within geographical regions. While this organizational redesign did not change our reportable segments, it had implications on how we manage our business. These changes and the related measurement system were effective in the fourth quarter 2014 and as a result, we commenced reporting our financial performance at such time based on the new organizational design. The 2014 segment information presented herein has been recast from amounts previously reported to reflect these changes. The recast financial information does not represent a restatement of previously issued financial statements and the changes had no impact on our historical consolidated financial position or results of operations.
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

Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance regarding simplifying the measurement of inventory. Under prior guidance, inventory is measured at the lower of cost or market, where market is defined as replacement cost, with a ceiling of net realizable value and a floor or net realizable value less a normal profit margin. The amended guidance requires the measurement of inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2016 and early application is permitted. We are evaluating the impact of the guidance on our financial condition, results of operations and financial statement disclosures.
In May 2015, the FASB issued guidance regarding the disclosure of investments which are valued at fair value using the net asset value per share practical expedient. The amended guidance removes the requirement to categorize such investments within the fair value hierarchy. The amendments also remove the requirement to make certain disclosures for all investment that are eligible to be measured at fair value using the net asset value per share practical expedient, instead limiting such disclosures to those investments measured at fair value using the practical expedient. This guidance is effective for interim and annual periods beginning after December 15, 2015. The guidance must be applied retrospectively and early adoption is permitted. We are evaluating the impact of the guidance on our financial condition, results of operations and financial statement disclosures.
In May 2014, the FASB issued guidance on recognizing revenue from contracts with customers. The guidance outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the model is that an entity recognizes revenue to portray the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also expands disclosure requirements regarding revenue recognition. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017 and may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. We are evaluating the impact of the guidance on our financial condition and results of operations.
Recently Adopted Pronouncements
In April 2015, the FASB issued guidance which changes the presentation of debt issuance costs in the balance sheet. Under prior guidance, debt issuance costs are reflected on the balance sheet as an asset. This amendment requires such costs to be reflected as a direct deduction to the related debt liability, with retrospective application upon adoption. We elected to early adopt this standard effective in the first quarter of 2015. Accordingly, $4 million of debt issuance costs are now reflected within long-term debt as of June 30, 2015 and December 31, 2014. These costs were previously recorded within other non-current assets.
In April 2015, the FASB issued guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license then the software license element of the arrangement should be accounted for in a manner that is consistent with accounting for the acquisition of other software licenses. If a cloud computing arrangement does not include a software license then the arrangement should be accounted for as a service contract. This guidance is effective for interim and annual periods beginning after December 15, 2015. The guidance may be applied (1) retrospectively or (2) prospectively to arrangements entered into, or materially modified after the effective date. Early adoption is permitted. We elected to early adopt this standard effective in the second quarter of 2015 with retrospective application. Our adoption of this guidance did not have any impact on our financial condition or results of operations.
In February 2015, FASB issued guidance which amends the requirements to determine whether a company needs to consolidate certain legal entities into its reported financial statements. Specifically, the amendment: (1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (2) eliminates the presumption that a general partner should consolidate a limited partnership and (3) affects the consolidation analysis of reporting entities that are involved with VIEs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015 and may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. We elected to early adopt this standard effective in the second quarter of 2015 with retrospective application. Our adoption of this guidance did not have any impact on our financial condition or results of operations.
In January 2015, the FASB issued guidance which eliminates from GAAP the concept of an extraordinary item. Under prior guidance, an event or transaction must be unusual in nature and must occur infrequently to be considered an extraordinary item. Additionally, under prior guidance extraordinary items are separately presented in a company’s income statement and disclosed in the footnotes to the company’s financial statements. As a result of the new guidance regarding extraordinary items, a company will no longer (1) segregate an extraordinary item from the results of ordinary operations, (2) separately present an extraordinary item on its income statement, and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. We elected to early adopt this standard effective in the first quarter of 2015 with retrospective application. Our adoption of this guidance did not have any impact on our financial condition or results of operations.
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

Note 3. Divestitures

There were no divestitures during the three months ended June 30, 2015. For the six months ended June 30, 2015, we divested two businesses for $1 million of cash, which were not material, individually or in the aggregate, to our results of operations or financial position. The sales resulted in a gain of $9 million, reflected in gain from sale of businesses in our Condensed Consolidated Income Statement.

Note 4. Restructuring Charges

During the three and six months ended June 30, 2015, we recognized restructuring charges of $1 million and $4 million, respectively. We incurred these charges primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges include the elimination of headcount and consolidation of facilities within our Water Infrastructure segment.

During the three and six months ended June 30, 2014, we recognized restructuring charges of $3 million and $18 million, respectively, within both our Water Infrastructure and Applied Water segments for the same aforementioned purposes for which we incurred the 2015 charges.

The following table presents the components of restructuring expense for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
By component:
Severance and other charges	$1	$3	$5	$18
Reversal of restructuring accruals	—	—	(1)	—
Total restructuring charges	$1	$3	$4	$18

By segment:
Water Infrastructure	$1	$2	$4	$12
Applied Water	—	1	—	6

The following table displays a rollforward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within accrued and other current liabilities, for the six months ended June 30, 2015 and 2014.

(in millions)	2015	2014
Restructuring accruals - January 1	$12	$13
Restructuring charges	4	18
Cash payments	(9)	(17)
Foreign currency and other	(1)	—
Restructuring accruals - June 30	$6	$14

By segment:
Water Infrastructure	$3	$7
Applied Water	—	4
Regional selling locations (a)	3	3

(a)
Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following is a rollforward for the six months ended June 30, 2015 and 2014 of employee position eliminations associated with restructuring activities.

	2015	2014
Planned reductions - January 1	133	51
Additional planned reductions	80	233
Actual reductions	(106)	(172)
Planned reductions - June 30	107	112

Total expected costs associated with actions that commenced during the six months ended June 30, 2015 are approximately $6 million and are all within Water Infrastructure. These costs primarily consist of severance charges. Related to these actions, we incurred $1 million and $3 million for Water Infrastructure during the three and six months ended June 30, 2015, respectively. We currently expect activity related to these actions to continue through the second quarter of 2016.

Total expected costs associated with actions that commenced during 2014 are approximately $19 million for Water Infrastructure. Approximately $18 million of the expected cost was incurred in 2014, no additional costs were incurred during the 3 months ended June 30, 2015, and $1 million was incurred during the six months ended June 30, 2015. The Water Infrastructure actions commenced in 2014 are substantially complete. Total expected costs associated with actions that commenced during 2014 are approximately $6 million for Applied Water. Approximately $6 million of the expected cost was incurred in 2014, substantially all of the costs associated with these actions have been incurred.

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
The income tax provision for the three months ended June 30, 2015 was $17 million resulting in an effective tax rate of 18.1%, compared to $18 million resulting in an effective tax rate of 17.2% for the same period in 2014. The income tax provision for both the six months ended June 30, 2015 and 2014 was $30 million. The effective tax rate for the six months ended June 30, 2015 was 17.8%, compared to 17.9% for the same period in 2014. The effective tax rate was lower than the United States federal statutory rate in each period primarily due to geographic mix of earnings.
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
The amount of unrecognized tax benefits at June 30, 2015 was $41 million which, if ultimately recognized, will reduce our annual effective tax rate. We do not believe that the unrecognized tax benefits will significantly change within the next twelve months.
We classify interest expense relating to unrecognized tax benefits as a component of other non-operating expense, net and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of June 30, 2015, we had less than $1 million of interest accrued for unrecognized tax benefits.

Note 6. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (in millions)	$74	$86	$138	$135
Shares (in thousands):
Weighted average common shares outstanding	181,422	183,328	181,735	183,917
Add: Participating securities (a)	52	49	49	45
Weighted average common shares outstanding — Basic	181,474	183,377	181,784	183,962
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	513	659	522	659
Dilutive effect of restricted stock	326	483	382	523
Weighted average common shares outstanding — Diluted	182,313	184,519	182,688	185,144
Basic earnings per share	$0.41	$0.47	$0.76	$0.74
Diluted earnings per share	$0.41	$0.47	$0.76	$0.73

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Stock options	2,800	2,851	2,717	2,798
Restricted stock	633	614	612	531
Performance shares	213	136	186	102

Note 7. Inventories

The components of total inventories are summarized as follows:

(in millions)	June 30, 2015	December 31, 2014
Finished goods	$213	$194
Work in process	45	42
Raw materials	240	250
Total inventories	$498	$486

Note 8. Property, Plant and Equipment

The components of total property, plant and equipment, net are as follows:

(in millions)	June 30, 2015	December 31, 2014
Land, buildings and improvements	$247	$252
Machinery and equipment	646	655
Equipment held for lease or rental	211	207
Furniture and fixtures	85	87
Construction work in progress	36	41
Other	22	23
Total property, plant and equipment, gross	1,247	1,265
Less accumulated depreciation	816	804
Total property, plant and equipment, net	$431	$461
Depreciation expense of $23 million and $47 million was recognized in the three and six months ended June 30, 2015, respectively, and $24 million and $47 million for the three and six months ended June 30, 2014, respectively.

Note 9. Goodwill and Other Intangible Assets
Changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2015 are as follows:

(in millions)	Water Infrastructure	Applied Water	Total
Balance as of January 1, 2015	$1,098	$537	$1,635
Activity in 2015
Foreign currency and other	(29)	(14)	(43)
Balance as of June 30, 2015	$1,069	$523	$1,592
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
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	June 30, 2015			December 31, 2014
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$321	$(130)	$191	$331	$(122)	$209
Proprietary technology and patents	113	(51)	62	116	(49)	67
Trademarks	34	(18)	16	36	(17)	19
Software (a)	131	(91)	40	131	(92)	39
Other	8	(8)	—	9	(9)	—
Indefinite-lived intangibles	133	—	133	136	—	136
	$740	$(298)	$442	$759	$(289)	$470

(a)
The December 31, 2014 carrying amount of software was previously included within Other non-current assets on the Condensed Consolidated Balance Sheets and is now being reflected within Other intangible assets to conform to a current period change in balance sheet presentation.

Amortization expense related to finite-lived intangible assets was $11 million and $22 million for the three and six months ended June 30, 2015, respectively, and $12 million and $25 million for the three and six months ended June 30, 2014, respectively.

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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty, Australian Dollar and Hungarian Forint. We held forward foreign exchange contracts with purchase notional amounts totaling $216 million and $355 million as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, our most significant foreign currency derivatives include contracts to purchase Swedish Krona and sell Euro, sell US Dollar and purchase Euro, and sell British Pound and purchase Euro. The purchased notional amounts associated with these currency derivatives are $82 million, $64 million and $28 million, respectively. As of December 31, 2014, our most significant foreign currency derivatives include contracts to purchase Swedish Krona and sell Euro, sell US Dollar and purchase Euro, and sell British Pound and purchase Euro. The purchased notional amounts associated with these currency derivatives are $140 million, $85 million and $51 million, respectively.
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of loss recognized in Other Comprehensive Income (a)	$—	$(7)	$(5)	$(8)
Amount of loss (gain) reclassified from Other Comprehensive Income into revenue (a)	7	—	11	(1)
Amount of (gain) loss reclassified from Other Comprehensive Income into cost of revenue (a)	—	(1)	1	—

(a)	Effective portion
As of June 30, 2015, $7 million of the net unrealized losses on cash flow hedges is expected to be reclassified into earnings in the next 12 months. The ineffective portion of the change in fair value of a cash flow hedge is excluded from effectiveness testing and is recognized immediately in selling, general and administrative expenses in the Condensed Consolidated Income Statements. For the three and six months ended June 30, 2015 and 2014, the amounts were not material.

The fair values of our foreign exchange contracts currently included in our hedging program were as follows:

(in millions)	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments
Assets
Other current assets	$1	$1
Liabilities
Other current liabilities	(6)	(13)
Total fair value	$(5)	$(12)

Note 11. Accrued and Other Current Liabilities

The components of total accrued and other current liabilities are as follows:

(in millions)	June 30, 2015	December 31, 2014
Compensation and other employee benefits	$159	$186
Customer-related liabilities	66	66
Accrued warranty costs	30	31
Accrued taxes	70	77
Other accrued liabilities	116	121
Total accrued and other current liabilities	$441	$481

Note 12. Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

(in millions)	June 30, 2015	December 31, 2014
Short-term borrowings and current maturities of long-term debt	$81	$89

Long-term debt
3.550% Senior Notes due 2016 (a)	$600	$600
4.875% Senior Notes due 2021 (a)	600	600
Debt issuance costs	(4)	(4)
Unamortized discount (b)	—	(1)
Long-term debt	$1,196	$1,195
Total debt	$1,277	$1,284

(a)
The fair value of our Senior Notes (as defined below) was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2016 (as defined below) was $616 million and $621 million as of June 30, 2015 and December 31, 2014, respectively. The fair value of our Senior Notes due 2021 (as defined below) was $646 million and $653 million as of June 30, 2015 and December 31, 2014, respectively.

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
The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and leaseback transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. If a change of control triggering event (as defined in the Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase. As of June 30, 2015, we were in compliance with all covenants.
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
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The Credit Facility also contains limitations on, among other things, incurring secured debt, granting liens, entering into sale and leaseback transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of June 30, 2015, we were in compliance with all covenants.

As of June 30, 2015, the Credit Facility was undrawn.

Research and Development Facility Agreement

On December 4, 2013, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank (the "EIB") to add an additional borrower under the facility.  The facility provides an aggregate principal amount of up to €120 million (approximately $134 million) to finance research projects and infrastructure development in the European Union. The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the R&D Facility Agreement.  The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and

Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the EIB. The funds are available to finance research and development projects during the period from 2013 through 2016 at the Company's R&D facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.

Under the R&D Facility Agreement, the borrower can draw loans on or before December 14, 2015 with a maturity of no longer than 12 years. The R&D Facility Agreement provides for Fixed Rate loans and Floating Rate loans. The interest rate per annum applicable to Fixed Rate loans is at a fixed percentage rate per annum specified by the EIB which includes the applicable margin. The interest rate per annum applicable to Floating Rate loans is at the rate determined by reference to EURIBOR for loans drawn in Euros and LIBOR for loans drawn in Pounds Sterling or U.S. Dollars, plus an applicable spread specified by the EIB which includes the applicable margin. The applicable margin for both Fixed Rate loans and Floating Rate loans is determined by reference to the credit rating of the Company.

In accordance with the terms of the R&D Facility Agreement, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions, such as customary representations and warranties, additional covenants and customary events of default. As of June 30, 2015, we were in compliance with all covenants.

As of June 30, 2015, $77 million was outstanding under the R&D Facility Agreement. Although the borrowing term for this arrangement is for five years, we have classified it as short-term debt on our Condensed Consolidated Balance Sheet since we intend to repay this obligation in less than one year.

Note 13. Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost for our defined benefit pension plans, disaggregated by domestic and international plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Domestic defined benefit pension plans:
Service cost	$1	$1	$1	$1
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of net actuarial loss	—	—	1	1
Net periodic benefit cost	$1	$1	$2	$2
International defined benefit pension plans:
Service cost	$3	$4	$6	$8
Interest cost	6	7	12	14
Expected return on plan assets	(9)	(9)	(17)	(17)
Amortization of net actuarial loss	4	2	7	4
Net periodic benefit cost	$4	$4	$8	$9
Total net periodic benefit cost	$5	$5	$10	$11

The total net periodic benefit cost for other postretirement employee benefit plans was $1 million and $2 million including amounts recognized in other comprehensive income of less than $1 million for both the three and six months ended June 30, 2015, respectively. The total net periodic benefit cost for other postretirement employee benefit plans was $2 million and $3 million including amounts recognized in other comprehensive income of $1 million for both the three and six months ended June 30, 2014.
We contributed $13 million and $22 million to our defined benefit plans during the six months ended June 30, 2015 and 2014, respectively. Additional contributions ranging between approximately $11 million and $21 million are expected during the remainder of 2015.

Note 14. Share-Based Compensation Plans
Share-based compensation expense was $4 million and $8 million during the three and six months ended June 30, 2015, respectively, and $5 million and $9 million during the three and six months ended June 30, 2014. The unrecognized compensation expense related to our stock options, restricted stock and performance based shares was $8 million, $26 million and $5 million, respectively, at June 30, 2015 and is expected to be recognized over a weighted average period of 2.2, 2.2 and 2.2 years, respectively. The amount of cash received from the exercise of stock options was $9 million and $17 million for the six months ended June 30, 2015 and 2014, respectively.
Stock Option Grants
The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2015:

(shares in thousands)	Shares	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2015	2,989	$28.60	6.5
Granted	677	36.00	10.0
Exercised	(348)	27.26	5.2
Forfeited	(49)	33.14	8.5
Outstanding at June 30, 2015	3,269	$30.22	6.9
Options exercisable at June 30, 2015	2,121	$27.38	5.8
Vested and expected to vest as of June 30, 2015	3,107	$29.96	6.8
The aggregate intrinsic value of the outstanding, exercisable, and vested and expected to vest stock options as of June 30, 2015 was $22 million, $20 million and $22 million, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the six months ended June 30, 2015 was $3 million.

Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2015 grants:

Dividend yield	1.57%
Volatility	27.77%
Risk-free interest rate	1.64%
Expected term (in years)	5.59
Weighted-average fair value / share	$8.53
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
Restricted Stock Grants
The following is a summary of restricted stock activity for the six months ended June 30, 2015:

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2015	1,171	$31.80
Granted	388	36.04
Vested	(338)	27.75
Forfeited	(51)	32.04
Outstanding at June 30, 2015	1,170	$34.40
Performance-Based Share Grants
The following is a summary of performance-based share grants for the six months ended June 30, 2015:

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2015	124	$33.95
Granted	98	36.02
Vested	—	—
Forfeited	(10)	32.17
Outstanding at June 30, 2015	212	$34.86

Note 15. Capital Stock

On August 20, 2013, the Board of Directors authorized the repurchase of up to $250 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three months ended June 30, 2015. For the six months ended June 30, 2015, we repurchased 1.4 million shares for $50 million. There are up to $20 million in shares that may still be purchased under this plan as of June 30, 2015. For the three and six months ended June 30, 2014, we repurchased 1.3 million and 2.6 million shares for $50 million and $100 million, respectively, under this program.

On August 18, 2012, the Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares repurchased under this program during the three and six months ended June 30, 2015 and 2014. There are up to 1.0 million shares that may still be purchased under this plan as of June 30, 2015.
Aside from the aforementioned repurchase programs, we repurchased less than 0.1 million and 0.1 million shares for less than $1 million and $3 million during the three and six months ended June 30, 2015, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock. Likewise, during the three and six months ended June 30, 2014, we repurchased less than 0.1 million shares in both periods for less than $1 million and $1 million, respectively.

Note 16. Accumulated Other Comprehensive Income (Loss)

The following table provides the components of accumulated other comprehensive income (loss) for the three months ended June 30, 2015:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at April 1, 2015	$8	$(228)	$(13)	$(233)
Foreign currency translation adjustment	26	—	—	26
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	1	—	1
Selling, general and administrative expenses	—	2	—	2
Other non-operating expense, net	—	1	—	1
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	7	7
Income tax benefit on reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	(1)	(1)
Balance at June 30, 2015	$34	$(225)	$(7)	$(198)

The following table provides the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2015:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2015	$145	$(231)	$(13)	$(99)
Foreign currency translation adjustment	(103)	—	—	(103)
Foreign currency gain reclassified into gain on sale of businesses	(8)	—	—	(8)
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	2	—	2
Selling, general and administrative expenses	—	5	—	5
Other non-operating expense, net	—	1	—	1
Income tax impact on amortization of postretirement benefit plan items	—	(2)	—	(2)
Unrealized loss on foreign exchange agreements	—	—	(5)	(5)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	11	11
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Income tax benefit on reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	(1)	(1)
Balance at June 30, 2015	$34	$(225)	$(7)	$(198)

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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations or financial condition. We have estimated and accrued $6 million and $9 million for these general legal matters as of June 30, 2015 and December 31, 2014, respectively.
Indemnifications
As part of our 2011 spin-off from our former parent, ITT, Exelis Inc. and Xylem will indemnify, defend and hold harmless each of the other parties with respect to such parties’ assumed or retained liabilities under the Distribution Agreement and breaches of the Distribution Agreement or related spin agreements. The former parent’s indemnification obligations include asserted and unasserted asbestos and silica liability claims that relate to the presence or alleged presence of asbestos or silica in products manufactured, repaired or sold prior to October 31, 2011, the Distribution Date, subject to limited exceptions with respect to certain employee claims, or in the structure or material of any building or facility, subject to exceptions with respect to employee claims relating to Xylem buildings or facilities. The indemnification associated with pending and future asbestos claims does not expire. Xylem has not recorded a liability for material matters for which we expect to be indemnified by the former parent or Exelis Inc. through the Distribution Agreement and we are not aware of any claims or other circumstances that would give rise to material payments from us under such indemnifications. On May 29, 2015, Harris Inc. acquired Exelis.  As the parent of Exelis, Harris Inc. is responsible for Exelis’s indemnification obligations under the Distribution Agreement.

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

Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $5 million as of both June 30, 2015 and December 31, 2014 for environmental matters.
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

(in millions)	2015	2014
Warranty accrual – January 1	$31	$37
Net changes for product warranties in the period	14	12
Settlement of warranty claims	(13)	(15)
Foreign currency and other	(1)	—
Warranty accrual - June 30	$31	$34

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Revenue:
Water Infrastructure	$551	$616	$1,051	$1,168
Applied Water	369	389	706	743
Total	$920	$1,005	$1,757	$1,911
Operating Income:
Water Infrastructure	$65	$76	$112	$122
Applied Water	51	53	97	94
Corporate and other	(12)	(13)	(22)	(24)
Total	$104	$116	$187	$192
Depreciation and Amortization:
Water Infrastructure	$23	$25	$48	$50
Applied Water	6	7	12	13
Regional selling locations (a)	3	3	5	6
Corporate and other	2	1	4	3
Total	$34	$36	$69	$72
Capital Expenditures:
Water Infrastructure	$12	$14	$37	$27
Applied Water	3	5	10	10
Regional selling locations (b)	4	2	6	4
Corporate and other	1	2	4	7
Total	$20	$23	$57	$48

(a)
Depreciation and amortization expense incurred by the Regional selling locations was included in an overall allocation of Regional selling location costs to the segments; however, a certain portion of that expense was not specifically identified to a segment. That expense is captured in this Regional selling location line.

(b)	Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.

The following table contains the total assets for each reportable segment.

	Total Assets
(in millions)	June 30, 2015	December 31, 2014
Water Infrastructure	$2,073	$2,128
Applied Water	1,113	1,114
Regional selling location (a)	929	961
Corporate and other (b)	604	657
Total	$4,719	$4,860

(a)	The Regional selling locations have assets that consist primarily of cash, accounts receivable and inventory which are not allocated to the segments.

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

In 2014, we began implementing an organizational redesign to integrate our commercial teams within geographical regions. While this organizational redesign did not change our reportable segments, it had implications on how we manage our business. These changes and the related measurement system were effective in the fourth quarter 2014 and as a result, we commenced reporting our financial performance at such time based on the new organizational design. The 2014 segment information presented herein has been recast from amounts previously reported to reflect these changes. The recast financial information does not represent a restatement of previously issued financial statements and the changes had no impact on our historical consolidated financial position or results of operations.

Executive Summary
Xylem reported revenue for the second quarter of 2015 of $920 million, a decrease of 8.5% compared to $1,005 million during the second quarter of 2014. Revenue was flat on a constant currency basis due to organic growth of 1.0% offset by the impact of our divestiture of our Wolverhampton valves business. The organic growth was driven by strength in both the commercial and public utility end markets which was largely offset by weakness in the industrial and residential building end markets. Operating income for the second quarter of 2015 was $104 million, reflecting a decrease of $12 million or 10.3% compared to $116 million in the second quarter of 2014, primarily due to cost inflation, unfavorable foreign exchange translation impacts, unfavorable mix and the divestiture of our Wolverhampton valves business. Partially offsetting these headwinds were incremental cost savings from continuous improvement initiatives and restructuring actions. Additionally, restructuring and realignment cost actions taken to improve the overall cost base of the business were $6 million in the second quarter of 2015 as compared to $9 million in the prior year.

Additional financial highlights for the quarter ended June 30, 2015 include the following:

•	Orders of $944 million, or 8.4% decline from $1,031 million in the prior year, though up 1.0% on an organic basis

•	Earnings per share of $0.41, down 12.8% from the prior year ($0.43 on an adjusted basis, down 10.4%, though up 2.1% excluding $0.06 negative impact from currency translation)

•	Cash flow from operating activities of $123 million for the six months ended June 30, 2015, up 25.5% from prior year, and free cash flow of $66 million as compared to $50 million in the prior year.

Key Performance Indicators and Non-GAAP Measures
Management reviews key performance indicators including revenue, gross margin, segment operating income and margins, earnings per share, orders growth, working capital, free cash flow and backlog, among others. In addition, we consider certain measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions, share repurchases and debt repayment. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operations as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•
"organic revenue" and "organic orders" defined as revenue and orders, respectively, excluding the impact of fluctuations in foreign currency translation, intercompany transactions and contributions from acquisitions and divestitures. Divestitures include sales of insignificant portions of our business that did not meet the criteria for classification as a discontinued operation. The period-over-period change resulting from foreign currency translation assumes no change in exchange rates from the prior period.

•
"constant currency" defined as financial results adjusted for foreign currency translation impacts by translating current period and prior period activity using the same currency conversion rate. This approach is used for countries whose functional currency is not the U.S. Dollar.

•
"adjusted net income" and "adjusted earnings per share" defined as net income and earnings per share, respectively, adjusted to exclude restructuring and realignment costs, special charges and tax-related special items. A reconciliation of adjusted net income is provided below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share data)	2015	2014	2015	2014
Net income	$74	$86	$138	$135
Restructuring and realignment, net of tax	5	5	9	20
Special charges, net of tax	1	—	3	—
Tax-related special items	(2)	(3)	(3)	(4)
Gain on sale of businesses, net of tax	—	—	(9)	—
Adjusted net income	$78	$88	$138	$151
Weighted average number of shares - Diluted	182.3	184.5	182.7	185.1
Adjusted earnings per share	$0.43	$0.48	$0.76	$0.82

•	"operating expenses excluding restructuring and realignment costs and special charges" defined as operating expenses, adjusted to exclude restructuring and realignment costs, and special charges.

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

	Six Months Ended
	June 30,
(In millions)	2015	2014
Net cash provided by operating activities	$123	$98
Capital expenditures	(57)	(48)
Free cash flow	$66	$50

2015 Outlook

We continue to anticipate organic revenue growth in the low single digits in 2015. This projected organic growth excludes a continued expected negative foreign exchange translation impact on our growth in the high single digits, primarily driven by a weaker Euro. We expect public utilities to increase at low single digits with emerging market infrastructure investments continuing to bolster growth and with improving market conditions in the United States. In the commercial market, we anticipate growth of low to mid-single digits as the United States appears to continue to slowly recover and new products help to drive growth in Europe, while China begins to slow down. We expect industrial markets to be flat as emerging market growth is expected to be offset by general industrial end market weakness, primarily driven by oil and gas declines in Canada and the United States. We believe the residential markets will also be flat as the United States markets stabilize and Europe market softness continues, partially offset by new product launches. Finally, we expect that organic revenue growth in the agriculture markets, which is our smallest end market, will likely decline by low single digits compared to 2014 as we are expecting slower growth in the United States as a result of lapping a strong 2014 combined with weakness in Europe, partially offset by continued strength in emerging markets.

We will continue to execute restructuring and realignment actions to reposition our European and North American business which we expect to optimize our cost structure and improve our operational efficiency and effectiveness. In 2015, we expect to incur approximately $20 million in restructuring and realignment costs. We expect to realize approximately $13 million of incremental net savings in 2015 from restructuring actions initiated in 2014, and an additional $3 million of net savings from our 2015 actions.

Additional strategic actions include strategic initiatives which are expected to drive above-market growth, advance continuous improvement activities to increase productivity, focus on improving cash performance and drive a disciplined capital deployment strategy.

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2015	2014	Change		2015	2014	Change
Revenue	$920	$1,005	(8.5)%		$1,757	$1,911	(8.1)%
Gross profit	348	388	(10.3)%		663	730	(9.2)%
Gross margin	37.8%	38.6%	(80)	bp	37.7%	38.2%	(50)	bp
Operating expenses excluding restructuring and realignment costs and special charges	238	263	(9.5)%		463	511	(9.4)%
Expense to revenue ratio	25.9%	26.2%	(30)	bp	26.4%	26.7%	(30)	bp
Restructuring and realignment costs	6	9	(33.3)%		12	27	(55.6)%
Special charges	—	—	NM		1	—	NM
Total operating expenses	244	272	(10.3)%		476	538	(11.5)%
Operating income	104	116	(10.3)%		187	192	(2.6)%
Operating margin	11.3%	11.5%	(20)	bp	10.6%	10.0%	60	bp
Interest and other non-operating expense, net	13	12	8.3%		28	27	3.7%
Gain on sale of businesses	—	—	NM		9	—	NM
Income tax expense	17	18	(5.6)%		30	30	—%
Tax rate	18.1%	17.2%	90	bp	17.8%	17.9%	(10)	bp
Net income	$74	$86	(14.0)%		$138	$135	2.2%

Revenue
Revenue generated during the three and six months ended June 30, 2015 was $920 million and $1,757 million, respectively, reflecting a decrease of $85 million or 8.5% and $154 million or 8.1%, respectively, compared to the same prior year periods. On a constant currency basis, revenue increased 0.4% for both the three and six months ended June 30, 2015. These increases reflect organic growth within emerging markets for both periods and growth in Australia in the second quarter, partially offset by the impact of the Wolverhampton valves business divestiture in the third quarter of 2014 and declines in Canada and the United States.

The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three and six months ended June 30, 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	Change	% Change	Change	% Change
2014 Revenue	$1,005		$1,911
Organic growth	10	1.0%	19	1.0%
Acquisitions/(Divestitures)	(6)	(0.6)%	(11)	(0.6)%
Constant currency	4	0.4%	8	0.4%
Foreign currency translation (a)	(89)	(8.9)%	(162)	(8.5)%
Total change in revenue	(85)	(8.5)%	(154)	(8.1)%
2015 Revenue	$920		$1,757

(a)
Foreign currency translation impact primarily due to fluctuations in the value of the Euro, Swedish Krona, British Pound, Norwegian Krone, Australian Dollar and Canadian Dollar against the U.S. Dollar.

The following table summarizes revenue by segment:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2015	2014	As Reported Change	Constant Currency Change	2015	2014	As Reported Change	Constant Currency Change
Water Infrastructure	$551	$616	(10.6)%	—%	$1,051	$1,168	(10.0)%	0.2%
Applied Water	369	389	(5.1)%	1.0%	706	743	(5.0)%	0.8%
Total	$920	$1,005	(8.5)%	0.4%	$1,757	$1,911	(8.1)%	0.4%

Water Infrastructure
Water Infrastructure revenue decreased $65 million, or 10.6% for the second quarter of 2015 (flat at constant currency) and decreased $117 million, or 10.0%, for the six months ended June 30, 2015 (0.2% increase at constant currency) compared to the respective 2014 periods. The change at constant currency was primarily driven by flat organic growth in the second quarter and $2 million or 0.2% organic growth for the six months ended June 30, 2015, due to strength in the public utility end market that was essentially offset by weakness in the industrial market. The industrial market performance was due to declines in dewatering applications in the oil and gas market which more than offset increases in the balance of the industrial market.
From an application perspective for the second quarter of 2015, organic revenue from transport and test applications were flat and treatment applications experienced a modest decline. Revenue from transport applications was driven by public utility and industrial strength across Europe and the emerging markets offset by declines in industrial dewatering applications from weakness in the oil and gas market in Canada and the Unites States. Revenue in test applications was driven by strength in emerging markets, particularly in China and India, offset by weakness in Europe. Revenue from treatment applications declined primarily from continued weakness in Europe, which was partially offset by the delivery of ozone and filtration projects in China and Australia.
For the six months ended June 30, 2015, organic revenue from the transport and treatment applications grew, while test applications declined. The revenue growth from transport applications were predominately due to similar dynamics impacting the second quarter. The modest revenue growth from treatment applications were due to weakness in Europe which was more than offset by the delivery of ozone and filtration projects in China. Revenue from test applications declined primarily from weakness in Europe as well as the lapping of strong prior year project shipments in the emerging markets.
Applied Water
Applied Water revenue declined $20 million or 5.1% during the second quarter of 2015 (1.0% increase at constant currency) and decreased $37 million, or 5.0%, for the six months ended June 30, 2015 (0.8% increase at constant currency) compared to the respective 2014 periods. The 1.0% increase at constant currency during the second quarter was due to organic growth of 2.6%, primarily in the commercial and industrial water end markets which were partially offset by declines in the residential end market and further offset by a $6 million reduction in revenue due to the absence of revenue from our Wolverhampton valves business which we divested in the third quarter of 2014. The 0.8% increase at constant currency during the six months ended June 30, 2015 was due to $17 million, or 2.3%, organic growth primarily in the commercial and industrial water end markets. The growth was partially offset by weakness in the agriculture end market, and further offset by the absence of $11 million in revenue from the divested Wolverhampton valves business.
From an application perspective for the second quarter of 2015, the organic revenue increase was primarily driven by strength in commercial building services and industrial water applications, which was slightly offset by a decline in residential building applications, primarily in Europe. Commercial building services growth was due to strong distribution stocking and related recovery in the institutional building sector in the United States and growth in China and Latin America, partially offset by weakness in southern Europe. Growth in industrial water application revenue was primarily in Europe and Asia due to increased shipments of fire protection systems.
From an applications perspective for the six months ended June 30, 2015, the increase in organic revenue was largely due to strong growth in commercial building services from a recovering institutional building sector in the United States and strength in Asia. There was moderate revenue growth in the industrial water application, primarily due to an increase in sales of fire protection systems, which was offset by a decline in irrigation applications which were largely impacted by flooding in the southeast and southwest portions of the United States.
Orders / Backlog
Orders received during the second quarter of 2015 of $944 million decreased $87 million, or 8.4% over the second quarter of the prior year (0.5% increase at constant currency). Orders received during the six months ended June 30, 2015 of $1,859 million decreased by $165 million, or 8.2%, from the prior year (0.2% increase at constant currency). Organic order growth increased 1.0% and 0.7% for the three and six months ended June 30, 2015, respectively.
Water Infrastructure segment orders decreased $69 million, or 10.6%, to $585 million (flat at constant currency) for the quarter as compared to the prior year. Organic orders were flat during the second quarter, predominately due to a transport and treatment project wins in Asia, offset in industrial dewatering applications due to weakness in the oil and gas market. For the six months ended June 30, 2015 orders decreased $104 million, or 8.3%, to $1,147 million (1.6% increase at constant currency) due to similar dynamics impacting the order activity in the second quarter, combined with increased public utility spending in the emerging markets in the treatment and test applications in the first quarter.
Applied Water segment orders decreased $18 million, or 4.8% to $359 million (1.6% increase at constant currency) and decreased $61 million or 7.9% to $712 million (2.1% decrease at constant currency) for the three and six months ended June 30, 2015, respectively. Organic order volume increased 2.9% during the three months ended June 30, 2015 as a result of similar market dynamics impacting revenue. Organic order volume decreased 0.8% for the six months ended June 30, 2015 due primarily to the absence of orders from our Wolverhampton valves divestiture which was partially offset by stronger order growth in the second quarter of 2015, consistent the factors impacting organic revenue growth.

Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. Total backlog was $812 million at June 30, 2015, flat compared to June 30, 2014 and increased $72 million or 9.7%, as compared to December 31, 2014. We anticipate that over 70% of the backlog at June 30, 2015 will be recognized as revenue in the remainder of 2015.
Gross Margin
Gross margin declined to 37.8% and 37.7% for the three and six months ended June 30, 2015, compared to 38.6% and 38.2%, respectively, for 2014. Gross margin decline was primarily due to negative currency translation impacts. Excluding the negative currency translation impacts, gross margin was consistent with the prior year for the quarter and slightly better for the first half of the year as compared to 2014. Cost inflation headwinds and sales mix, primarily due to higher volume sold to the emerging markets were more than mitigated by benefits realized from restructuring savings and cost saving initiatives through lean six sigma and global sourcing.
Operating Expenses
The following table presents operating expenses for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2015	2014	Change		2015	2014	Change
Selling, general and administrative expenses ("SG&A")	$218	$242	(9.9)%		$424	$466	(9.0)%
SG&A as a % of revenue	23.7%	24.1%	(40)	bp	24.1%	24.4%	(30)	bp
Research and development expenses ("R&D")	25	27	(7.4)%		48	54	(11.1)%
R&D as a % of revenue	2.7%	2.7%	—	bp	2.7%	2.8%	(10)	bp
Restructuring charges	1	3	(66.7)%		4	18	(77.8)%
Operating expenses	$244	$272	(10.3)%		$476	$538	(11.5)%
Expense to revenue ratio	26.5%	27.1%	(60)	bp	27.1%	28.2%	(110)	bp

Selling, General and Administrative Expenses

SG&A decreased by $24 million to $218 million or 23.7% of revenue in the second quarter of 2015, as compared to $242 million or 24.1% of revenue in 2014; and decreased $42 million to $424 million or 24.1% of revenue in the six months ended June 30, 2015, as compared to $466 million or 24.4% of revenue in 2014. The decrease in SG&A expenses as a percentage of revenue is due to currency translation impacts.

Research and Development Expenses

R&D spending was $25 million or 2.7% of revenue in the second quarter of 2015 as compared to $27 million or 2.7% of revenue in the comparable period of 2014. R&D spending was $48 million or 2.7% of revenue for the six months ended June 30, 2015 as compared to $54 million or 2.8% of revenue in the comparable period of 2014. The year-over-year decline for the six months is primarily due to currency translation impacts.

Restructuring Charges

During the three and six months ended June 30, 2015, we recognized restructuring charges of $1 million and $4 million, respectively. We incurred these charges related to actions taken in 2015 primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges relate to the reduction in structural costs, including a decrease in headcount and consolidation of facilities within our Water Infrastructure segment. No additional costs related to actions commenced in prior years were included in the charges recorded during the three months ended June 30, 2015. Charges of $1 million during the six months ended June 30, 2015 related to actions that commenced in prior years.

During the three and six months ended June 30, 2014, we recognized restructuring charges of $3 million and $18 million, respectively. These charges related to the reduction in structural costs, including the elimination of headcount and consolidation of facilities within both our Water Infrastructure and Applied Water segments.
Total expected costs associated with actions that commenced during the six months ended June 30, 2015 are approximately $6 million for Water Infrastructure. These costs primarily consist of severance charges. We currently expect activity related to these actions to continue through the second quarter of 2016. As a result of actions initiated during the six months ended June 30, 2015, we estimate net savings of approximately $3 million in 2015 and annual future net savings beginning in 2016 of approximately $5 million.
We expect to incur approximately $10 million in restructuring costs for the full year, which contemplates additional actions beyond those discussed above. As a result of all of the actions taken and expected to be taken in 2015, we anticipate approximately $3 million of total net savings to be realized during 2015.
Operating Income
We generated operating income of $104 million during the second quarter of 2015, a $12 million decrease compared to $116 million in 2014, and $187 million during the six months ended June 30, 2015, a $5 million decrease compared to $192 million in 2014. The declines were driven by cost inflation combined with foreign exchange translation headwinds and unfavorable mix, partially offset by cost-saving initiatives, savings from restructuring actions, lower restructuring and realignment costs and increased volume.
The following table illustrates operating income results for our business segments:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2015	2014	Change		2015	2014	Change
Water Infrastructure	$65	$76	(14.5)%		$112	$122	(8.2)%
Applied Water	51	53	(3.8)%		97	94	3.2%
Segment operating income	116	129	(10.1)%		209	216	(3.2)%
Corporate and other	(12)	(13)	(7.7)%		(22)	(24)	(8.3)%
Total operating income	$104	$116	(10.3)%		$187	$192	(2.6)%
Operating margin
Water Infrastructure	11.8%	12.3%	(50)	bp	10.7%	10.4%	30	bp
Applied Water	13.8%	13.6%	20	bp	13.7%	12.7%	100	bp
Total Xylem	11.3%	11.5%	(20)	bp	10.6%	10.0%	60	bp

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2015	2014	Change		2015	2014	Change
Water Infrastructure
Operating income	$65	$76	(14.5)%		$112	$122	(8.2)%
Restructuring and realignment costs	4	5	(20.0)%		9	17	(47.1)%
Special charges	—	—	NM		1	—	NM
Adjusted operating income	$69	$81	(14.8)%		$122	$139	(12.2)%
Adjusted operating margin	12.5%	13.1%	(60)	bp	11.6%	11.9%	(30)	bp
Applied Water
Operating income	$51	$53	(3.8)%		$97	$94	3.2%
Restructuring and realignment costs	2	4	(50.0)%		3	10	(70.0)%
Adjusted operating income	$53	$57	(7.0)%		$100	$104	(3.8)%
Adjusted operating margin	14.4%	14.7%	(30)	bp	14.2%	14.0%	20	bp
Total Xylem
Operating income	$104	$116	(10.3)%		$187	$192	(2.6)%
Restructuring and realignment costs	6	9	(33.3)%		12	27	(55.6)%
Special charges	—	—	NM		1	—	NM
Adjusted operating income	$110	$125	(12.0)%		$200	$219	(8.7)%
Adjusted operating margin	12.0%	12.4%	(40)	bp	11.4%	11.5%	(10)	bp

NM - Not meaningful percentage change

Water Infrastructure
Operating income for our Water Infrastructure segment decreased $11 million, or 14.5%, (decreased $12 million or 14.8% on an adjusted basis) for the second quarter of 2015 and decreased $10 million, or 8.2%, (decreased $17 million or 12.2% on an adjusted basis) for the six months ended June 30, 2015 compared with the same respective periods for the prior year. On an adjusted basis, the reductions in operating income were principally due to cost inflation, foreign exchange translation headwinds and unfavorable mix, which were partially offset by cost savings from lean six sigma, restructuring and global sourcing initiatives.
Applied Water
Operating income for our Applied Water segment decreased $2 million, or 3.8%, (decreased $4 million or 7.0% on an adjusted basis) for the second quarter of 2015 and increased $3 million, or 3.2%, (decreased $4 million or 3.8% on an adjusted basis) for the six months ended June 30, 2015 compared with the same respective periods for the prior year. On an adjusted basis, organic volume growth and cost reductions from global sourcing, lean six sigma initiatives and restructuring savings were more than offset by cost inflation and foreign exchange translation headwinds as well as the divestiture of of our Wolverhampton valves business.

Interest Expense
Interest expense was $14 million and $28 million for the respective three and six months ended June 30, 2015, and $13 million and $27 million for the respective three and six months ended June 30, 2014, primarily related to the interest on the $1.2 billion long-term debt issued in September 2011. See "Liquidity and Capital Resources" for further details.

Income Tax Expense
The income tax provision for the three months ended June 30, 2015 was $17 million resulting in an effective tax rate of 18.1%, compared to $18 million resulting in an effective tax rate of 17.2% for the same period in 2014. The income tax provision for both the six months ended June 30, 2015 and 2014 was $30 million. The effective tax rate for the six months ended June 30, 2015 was 17.8%, compared to 17.9% for the same period in 2014. In both periods the variance in the effective tax rates resulted primarily from the geographic mix of earnings.
Other Comprehensive Income (Loss)
Other comprehensive income ("OCI") was $35 million for the three months ended June 30, 2015 compared to a loss of $8 million in the prior year. For the six months ended June 30, 2015 it was a loss of $99 million compared to a loss of $9 million for the same period in 2014. The changes were driven primarily from foreign currency translation impacts in 2015. The translation benefit in the second quarter of 2015 was due to the Euro strengthening against the U.S. Dollar, which was partially offset by the weakening of the Swedish Krona. The negative translation impact for the six months ended June 30, 2015 against the U.S. Dollar was primarily due to the weakening of the Swedish Krona.

Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Six Months Ended
	June 30,
(In millions)	2015	2014	Change
Operating activities	$123	$98	$25
Investing activities	(53)	(47)	(6)
Financing activities	(96)	(130)	34
Foreign exchange (a)	(37)	(4)	(33)
Total	$(63)	$(83)	$20

(a)	2015 impact is primarily due to the weakness of the Euro against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
During the six months ended June 30, 2015, net cash provided by operating activities increased by $25 million as compared to the prior year. The year-over-year increase was primarily driven by a decrease in the use of working capital from active management of inventory build in 2015. Additionally, decreases in cash paid for income taxes and restructuring were offset by increased payments for foreign value-added taxes as compared to the prior year.

Investing Activities
Cash used in investing activities was $53 million for the six months ended June 30, 2015, $6 million higher as compared to $47 million in the prior year, primarily due to increased spending on capital improvements in our manufacturing facilities.
Financing Activities
Cash used in financing activities was $96 million for the six months ended June 30, 2015 as compared to $130 million in the prior year, primarily driven by a decrease in share repurchase activity of $49 million which was partially offset by an increase of $4 million, or a 10% per share increase in dividends paid to shareholders as well as decreased proceeds from the exercise of stock options of $8 million.
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

The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and leaseback transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. If a change of control triggering event (as defined in the Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase. As of June 30, 2015, we were in compliance with all covenants.

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
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The Credit Facility also contains limitations on, among other things, incurring secured debt, granting liens, entering into sale and leaseback transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of June 30, 2015, we were in compliance with all covenants.

As of June 30, 2015, the Credit Facility was undrawn.

Research and Development Facility Agreement

On December 4, 2013, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank (the "EIB") to add an additional borrower under the facility.  The facility provides an aggregate principal amount of up to €120 million (approximately $134 million) to finance research projects and infrastructure development in the European Union. The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the R&D Facility Agreement.  The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the EIB. The funds are available to finance research and development projects during the period from 2013 through 2016 at the Company's R&D facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.

Under the R&D Facility Agreement, the borrower can draw loans on or before December 14, 2015 with a maturity of no longer than 12 years. The R&D Facility Agreement provides for Fixed Rate loans and Floating Rate loans. The interest rate per annum applicable to Fixed Rate loans is at a fixed percentage rate per annum specified by the EIB which includes the applicable margin. The interest rate per annum applicable to Floating Rate loans is at the rate determined by reference to EURIBOR for loans drawn in Euros and LIBOR for loans drawn in Pounds Sterling or U.S. Dollars, plus an applicable spread specified by the EIB which includes the applicable margin. The applicable margin for both Fixed Rate loans and Floating Rate loans is determined by reference to the credit rating of the Company.

In accordance with the terms of the R&D Facility Agreement, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions, such as customary representations and warranties, additional covenants and customary events of default. As of June 30, 2015, we were in compliance with all covenants.

As of June 30, 2015, $77 million was outstanding under the R&D Facility Agreement. Although the borrowing term for this arrangement is for five years, we have classified it as short-term debt on our Condensed Consolidated Balance Sheet since we intend to repay this obligation in less than one year.

Non-U.S. Operations
We generated approximately 59% of our revenue from non-U.S. operations for both the three and six months ended June 30, 2015, and 62% and 63% for the three and six months ended June 30, 2014, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of our review, it is determined that all or a portion of the funds may be needed for our operations in the United States, we may be required to accrue additional U.S. taxes. As of June 30, 2015, our foreign subsidiaries were holding $561 million in cash or marketable securities.
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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended June 30, 2015:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
4/1/15 - 4/30/15	—	—	—	$59
5/1/15 - 5/31/15	—	—	—	$58
6/1/15 - 6/30/15	—	—	—	$59

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 18, 2012, the Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares purchased under this program during the three months ended June 30, 2015 and there are approximately 1.0 million shares (approximately $39 million in value) that may still be purchased under this plan.

On August 20, 2013, the Board of Directors authorized the repurchase of shares up to $250 million in value with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares purchased under this program during the three months ended June 30, 2015 and there are up to $20 million in shares that may still be purchased under this plan.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

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
(Registrant)

/s/ John P. Connolly
John P. Connolly
Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer)
July 30, 2015

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

(3.1)	Third Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 10-Q filed on July 29, 2014 (CIK No. 1524472, File No. 1-35229).

(3.2)	Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.2 of Xylem Inc.’s Form 10-Q filed on July 29, 2014 (CIK No. 1524472, File No. 1-35229).

(10.1)	Form of Non-Employee Director Restricted Stock Unit Award Agreement	Filed herewith.

(10.2)	Amendment to R&D Facility Agreement	Filed herewith.

(11.0)	Statement Re-Computation of Per Share Earnings
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

(101.0)
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
Submitted electronically with this Report.