Form 10-Q
period 2015-09-30
Xylem Inc.
filed 2015-10-29
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of October 23, 2015, there were 179,366,169 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Nine Months
For the periods ended September 30,	2015	2014	2015	2014
Revenue	$902	$963	$2,659	$2,874
Cost of revenue	551	587	1,645	1,768
Gross profit	351	376	1,014	1,106
Selling, general and administrative expenses	207	222	631	688
Research and development expenses	23	24	71	78
Restructuring charges	1	—	5	18
Operating income	120	130	307	322
Interest expense	13	14	41	41
Other non-operating income, net	—	1	—	1
Gain from sale of businesses	—	11	9	11
Income before taxes	107	128	275	293
Income tax expense	19	22	49	52
Net income	$88	$106	$226	$241
Earnings per share:
Basic	$0.48	$0.58	$1.25	$1.31
Diluted	$0.48	$0.58	$1.24	$1.31
Weighted average number of shares:
Basic	180.8	182.2	181.5	183.4
Diluted	181.6	183.4	182.3	184.6
Dividends declared per share	$0.1408	$0.1280	$0.4224	$0.3840
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Nine Months
For the periods ended September 30,	2015	2014	2015	2014
Net income	$88	$106	$226	$241
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	(39)	(114)	(142)	(113)
Foreign currency gain reclassified into net income	—	—	(8)	—
Net change in cash flow hedges:
Unrealized losses	—	(6)	(5)	(14)
Amount of loss reclassified into net income	5	2	17	1
Net change in postretirement benefit plans:
Net gain	—	10	—	3
Amortization of net actuarial loss into net income	4	2	12	8
Other comprehensive loss, before tax	(30)	(106)	(126)	(115)
Income tax impact related to items of other comprehensive loss	1	3	4	3
Other comprehensive loss, net of tax	(31)	(109)	(130)	(118)
Comprehensive income (loss)	$57	$(3)	$96	$123
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	September 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$611	$663
Receivables, less allowances for discounts and doubtful accounts of $29 and $34 in 2015 and 2014, respectively	762	771
Inventories	477	486
Prepaid and other current assets	132	144
Deferred income tax assets	35	38
Total current assets	2,017	2,102
Property, plant and equipment, net	418	461
Goodwill	1,584	1,635
Other intangible assets, net	434	470
Other non-current assets	192	192
Total assets	$4,645	$4,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$314	$338
Accrued and other current liabilities	422	481
Short-term borrowings and current maturities of long-term debt	79	89
Total current liabilities	815	908
Long-term debt	1,196	1,195
Accrued postretirement benefits	374	388
Deferred income tax liabilities	141	158
Other non-current accrued liabilities	76	84
Total liabilities	2,602	2,733
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 189.8 shares and 188.9 shares in 2015 and 2014, respectively	2	2
Capital in excess of par value	1,822	1,796
Retained earnings	796	648
Treasury stock – at cost 10.4 shares and 6.6 shares in 2015 and 2014, respectively	(348)	(220)
Accumulated other comprehensive loss	(229)	(99)
Total stockholders’ equity	2,043	2,127
Total liabilities and stockholders’ equity	$4,645	$4,860

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the nine months ended September 30,	2015	2014
Operating Activities
Net income	$226	$241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69	70
Amortization	33	37
Share-based compensation	11	14
Restructuring charges	5	18
Gain from sale of businesses	(9)	(11)
Other, net	10	(2)
Payments for restructuring	(11)	(20)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(32)	(40)
Changes in inventories	(15)	(62)
Changes in accounts payable	6	(2)
Other, net	(33)	10
Net Cash – Operating activities	260	253
Investing Activities
Capital expenditures	(78)	(77)
Proceeds from sale of businesses	1	30
Proceeds from the sale of property, plant and equipment	1	2
Other, net	2	—
Net Cash – Investing activities	(74)	(45)
Financing Activities
(Repayment) issuance of short-term debt	(3)	2
Repurchase of common stock	(128)	(132)
Proceeds from exercise of employee stock options	14	17
Dividends paid	(77)	(71)
Other, net	—	2
Net Cash – Financing activities	(194)	(182)
Effect of exchange rate changes on cash	(44)	(30)
Net change in cash and cash equivalents	(52)	(4)
Cash and cash equivalents at beginning of year	663	533
Cash and cash equivalents at end of period	$611	$529
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$37	$36
Income taxes (net of refunds received)	$57	$69
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

Note 2. Recently Issued Accounting Pronouncements

Pronouncements Not Yet Adopted

In September 2015, the Financial Accounting Standards Board (“FASB”) issued guidance regarding simplifying the accounting for measurement-period adjustments attributable to an acquisition. Under prior guidance, adjustments to provisional amounts during the measurement period that arise due to new information regarding acquisition date circumstances must be made retrospectively with a corresponding adjustment to goodwill. The amended guidance requires an acquirer to record adjustments to provisional amounts made during the measurement period in the period that the adjustment is determined. The adjustments should reflect the impact on earnings of changes in depreciation, amortization, or other income effects, if any, as if the accounting had been completed as of the acquisition date. Additionally, amounts recorded in the current period that would have been reflected in prior reporting periods if the adjustments had been recognized as of the acquisition date must be disclosed either on the face of the income statement or in the notes to financial statements. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2015 and early application is permitted. The impact of the guidance on our financial condition, results of operations and financial statement disclosures will depend on the level of acquisition activity performed by the Company.

In July 2015, the FASB issued guidance regarding simplifying the measurement of inventory. Under prior guidance, inventory is measured at the lower of cost or market, where market is defined as replacement cost, with a ceiling of net realizable value and a floor or net realizable value less a normal profit margin. The amended guidance requires the measurement of inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2016 and early application is permitted. We are evaluating the impact of the guidance on our financial condition, results of operations and financial statement disclosures.

In May 2015, the FASB issued guidance regarding the disclosure of investments which are valued at fair value using the net asset value per share practical expedient. The amended guidance removes the requirement to categorize such investments within the fair value hierarchy. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient, instead limiting such disclosures to those investments measured at fair value using the practical expedient. This guidance is effective for interim and annual periods beginning after December 15, 2015. The guidance must be applied retrospectively and early adoption is permitted. We are evaluating the impact of the guidance on our financial condition, results of operations and financial statement disclosures.

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

Recently Adopted Pronouncements

In April 2015, the FASB issued guidance which changes the presentation of debt issuance costs in the balance sheet. Under prior guidance, debt issuance costs are reflected on the balance sheet as an asset. This amendment requires such costs to be reflected as a direct deduction to the related debt liability, with retrospective application upon adoption. Subsequently, in August 2015, the FASB issued additional guidance indicating that debt issuance costs associated with line-of-credit arrangements may be presented as an asset and amortized over the term of the line-of-credit arrangement. We elected to early adopt these standard effective the first and third quarter of 2015, respectively. Accordingly, $4 million of debt issuance costs are now reflected within long-term debt as of September 30, 2015 and December 31, 2014. These costs were previously recorded within other non-current assets.

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

In February 2015, the FASB issued guidance which amends the requirements to determine whether a company needs to consolidate certain legal entities into its reported financial statements. Specifically, the amendment: (1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (2) eliminates the presumption that a general partner should consolidate a limited partnership and (3) affects the consolidation analysis of reporting entities that are involved with VIEs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015 and may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. We elected to early adopt this standard effective in the second quarter of 2015 with retrospective application. Our adoption of this guidance did not have any impact on our financial condition or results of operations.

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

In June 2014, as a result of inconsistency in practice, the FASB issued guidance related to the recognition of compensation on employee share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The standard states that the performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. We elected to early adopt this guidance effective in the first quarter of 2015 with retrospective application. Our adoption of this guidance did not have any impact on our financial condition or results of operations as we were using the accounting prescribed in the new guidance.

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

Note 3. Divestitures

There were no divestitures during the three months ended September 30, 2015. For the nine months ended September 30, 2015, we divested two businesses for $1 million, which were not material, individually or in the aggregate, to our results of operations or financial position. The sales resulted in a gain of $9 million, reflected in gain from sale of businesses in our Condensed Consolidated Income Statement.

On July 2, 2014, we divested our Wolverhampton, U.K.-based pneumatic and hydraulic valves business for approximately $30 million. The sale resulted in a gain of $11 million, reflected in gain from sale of business in our Condensed Consolidated Income Statement. The business, which was part of our Applied Water segment, provided a wide range of products, primarily to industrial original equipment manufacturer customers in the oil and gas sector.

Note 4. Restructuring Charges

During the three and nine months ended September 30, 2015, we recognized restructuring charges of $1 million and $5 million, respectively. We incurred these charges primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the elimination of headcount and consolidation of facilities within our Water Infrastructure segment.

During the three and nine months ended September 30, 2014, we recognized restructuring charges of less than $1 million and $18 million, respectively, within both our Water Infrastructure and Applied Water segments for the same aforementioned purposes for which we incurred the 2015 charges.

The following table presents the components of restructuring expense for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
By component:
Severance and other charges	$1	$—	$6	$18
Reversal of restructuring accruals	—	—	(1)	—
Total restructuring charges	$1	$—	$5	$18

By segment:
Water Infrastructure	$1	$—	$5	$12
Applied Water	—	—	—	6

The following table displays a rollforward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within accrued and other current liabilities, as of September 30, 2015 and 2014.

(in millions)	2015	2014
Restructuring accruals - January 1	$12	$13
Restructuring charges	5	18
Cash payments	(11)	(20)
Foreign currency and other	(1)	—
Restructuring accruals - September 30	$5	$11

By segment:
Water Infrastructure	$2	$6
Applied Water	—	2
Regional selling locations (a)	3	3

(a)
Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following is a rollforward for the nine months ended September 30, 2015 and 2014 of employee position eliminations associated with restructuring activities.

	2015	2014
Planned reductions - January 1	133	51
Additional planned reductions	87	233
Actual reductions	(120)	(206)
Planned reductions - September 30	100	78

Total expected costs associated with actions that commenced during the nine months ended September 30, 2015 are approximately $6 million and are all within Water Infrastructure. These costs primarily consist of severance charges. Related to these actions, we incurred $1 million and $4 million for Water Infrastructure during the three and nine months ended September 30, 2015, respectively. We currently expect activity related to these actions to continue through the second quarter of 2016.

Total expected costs associated with actions that commenced during 2014 are approximately $19 million for Water Infrastructure. Approximately $18 million of the expected cost was incurred in 2014, no additional costs were incurred during the three months ended September 30, 2015, and $1 million was incurred during the nine months ended September 30, 2015. The Water Infrastructure actions commenced in 2014 are substantially complete. Total expected costs associated with actions that commenced during 2014 are approximately $6 million for Applied Water. Approximately $6 million of the expected cost was incurred in 2014, substantially all of the costs associated with these actions have been incurred.

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
The income tax provision for the three months ended September 30, 2015 was $19 million resulting in an effective tax rate of 17.4%, compared to $22 million resulting in an effective tax rate of 17.5% for the same period in 2014. The income tax provision for the nine months ended September 30, 2015 was $49 million resulting in an effective tax rate of 17.6%, compared to $52 million resulting in an effective tax rate of 17.7% for the same period in 2014. The effective tax rate was lower than the United States federal statutory rate in each period primarily due to geographic mix of earnings.
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
The amount of unrecognized tax benefits at September 30, 2015 was $42 million which, if ultimately recognized, will reduce our annual effective tax rate. We do not believe that the unrecognized tax benefits will significantly change within the next twelve months.
We classify interest expense relating to unrecognized tax benefits as a component of other non-operating expense, net, and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of September 30, 2015, we had $1 million of interest accrued for unrecognized tax benefits.

Note 6. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (in millions)	$88	$106	$226	$241
Shares (in thousands):
Weighted average common shares outstanding	180,815	182,196	181,428	183,343
Add: Participating securities (a)	30	48	43	46
Weighted average common shares outstanding — Basic	180,845	182,244	181,471	183,389
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	424	646	489	655
Dilutive effect of restricted stock	363	542	376	529
Weighted average common shares outstanding — Diluted	181,632	183,432	182,336	184,573
Basic earnings per share	$0.48	$0.58	$1.25	$1.31
Diluted earnings per share	$0.48	$0.58	$1.24	$1.31

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Stock options	2,703	2,709	2,712	2,769
Restricted stock	747	534	754	532
Performance shares	191	136	187	114

Note 7. Inventories

The components of total inventories are summarized as follows:

(in millions)	September 30, 2015	December 31, 2014
Finished goods	$212	$194
Work in process	45	42
Raw materials	220	250
Total inventories	$477	$486

Note 8. Property, Plant and Equipment

The components of total property, plant and equipment, net are as follows:

(in millions)	September 30, 2015	December 31, 2014
Land, buildings and improvements	$246	$252
Machinery and equipment	647	655
Equipment held for lease or rental	208	207
Furniture and fixtures	84	87
Construction work in progress	34	41
Other	21	23
Total property, plant and equipment, gross	1,240	1,265
Less accumulated depreciation	822	804
Total property, plant and equipment, net	$418	$461
Depreciation expense of $22 million and $69 million was recognized in the three and nine months ended September 30, 2015, respectively, and $23 million and $70 million for the three and nine months ended September 30, 2014, respectively.

Note 9. Goodwill and Other Intangible Assets
Changes in the carrying value of goodwill by reportable segment are as follows:

(in millions)	Water Infrastructure	Applied Water	Total
Balance as of January 1, 2015	$1,098	$537	$1,635
Activity in 2015
Foreign currency and other	(36)	(15)	(51)
Balance as of September 30, 2015	$1,062	$522	$1,584
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

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	September 30, 2015			December 31, 2014
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$319	$(136)	$183	$331	$(122)	$209
Proprietary technology and patents	113	(53)	60	116	(49)	67
Trademarks	34	(18)	16	36	(17)	19
Software (a)	134	(92)	42	131	(92)	39
Other	8	(8)	—	9	(9)	—
Indefinite-lived intangibles	133	—	133	136	—	136
	$741	$(307)	$434	$759	$(289)	$470

(a)
The December 31, 2014 carrying amount of software was previously included within Other non-current assets on the Condensed Consolidated Balance Sheets and is now being reflected within Other intangible assets to conform to a current period change in balance sheet presentation.

Amortization expense related to finite-lived intangible assets was $11 million and $33 million for the three and nine months ended September 30, 2015, respectively, and $12 million and $37 million for the three and nine months ended September 30, 2014, respectively.

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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty, Australian Dollar and Hungarian Forint. We held forward foreign exchange contracts with purchase notional amounts totaling $131 million and $355 million as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, our most significant foreign currency derivatives include contracts to purchase Swedish Krona and sell Euro, sell US Dollar and purchase Euro, and sell British Pound and purchase Euro. The purchased notional amounts associated with these currency derivatives are $48 million, $43 million and $20 million, respectively. As of December 31, 2014, our most significant foreign currency derivatives include contracts to purchase Swedish Krona and sell Euro, sell US Dollar and purchase Euro, and sell British Pound and purchase Euro. The purchased notional amounts associated with these currency derivatives are $140 million, $85 million and $51 million, respectively.
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of loss recognized in Other Comprehensive Loss (a)	$—	$(6)	$(5)	$(14)
Amount of loss reclassified from Other Comprehensive Loss into revenue (a)	5	1	16	—
Amount of loss reclassified from Other Comprehensive Loss into cost of revenue (a)	—	1	1	1

(a)	Effective portion
As of September 30, 2015, $2 million of the net unrealized losses on cash flow hedges is expected to be reclassified into earnings in the next 12 months. The ineffective portion of the change in fair value of a cash flow hedge is excluded from effectiveness testing and is recognized immediately in selling, general and administrative expenses in the Condensed Consolidated Income Statements. For the three and nine months ended September 30, 2015 and 2014, the amounts were not material.

The fair values of our foreign exchange contracts currently included in our hedging program were as follows:

(in millions)	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments
Assets
Other current assets	$1	$1
Liabilities
Other current liabilities	(2)	(13)
Total fair value	$(1)	$(12)

Note 11. Accrued and Other Current Liabilities

The components of total accrued and other current liabilities are as follows:

(in millions)	September 30, 2015	December 31, 2014
Compensation and other employee benefits	$157	$186
Customer-related liabilities	60	66
Accrued warranty costs	31	31
Accrued taxes	69	77
Other accrued liabilities	105	121
Total accrued and other current liabilities	$422	$481

Note 12. Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

(in millions)	September 30, 2015	December 31, 2014
3.550% Senior Notes due 2016 (a)	$600	$600
4.875% Senior Notes due 2021 (a)	600	600
Research and development facility agreement	77	84
Other	2	5
Debt issuance costs	(4)	(4)
Unamortized discount (b)	—	(1)
Total debt	1,275	1,284
Less: short-term borrowings and current maturities of long-term debt	79	89
Total long-term debt	$1,196	$1,195

(a)
The fair value of our Senior Notes (as defined below) was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2016 was $613 million and $621 million as of September 30, 2015 and December 31, 2014, respectively. The fair value of our Senior Notes due 2021 was $655 million and $653 million as of September 30, 2015 and December 31, 2014, respectively.

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

The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and leaseback transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. If a change of control triggering event (as defined in the Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase. As of September 30, 2015, we were in compliance with all covenants.

Interest on the Senior Notes due 2016 is payable on March 20 and September 20 of each year. Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year.

As of September 30, 2015, we have classified $600 million of our Senior Notes due 2016 as long-term based on our current ability and intent to refinance the outstanding borrowings on a long-term basis.
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
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The Credit Facility also contains limitations on, among other things, incurring secured debt, granting liens, entering into sale and leaseback transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of September 30, 2015, we were in compliance with all covenants.

As of September 30, 2015, the Credit Facility was undrawn.

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

In accordance with the terms of the R&D Facility Agreement, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions, such as customary representations and warranties, additional covenants and customary events of default. As of September 30, 2015, we were in compliance with all covenants.

As of September 30, 2015, $77 million was outstanding under the R&D Facility Agreement. Although the borrowing term for this arrangement is up to five years, we have classified it as short-term debt on our Condensed Consolidated Balance Sheet since we intend to repay this obligation in less than a year.

Note 13. Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost for our defined benefit pension plans, disaggregated by domestic and international plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Domestic defined benefit pension plans:
Service cost	$1	$1	$2	$2
Interest cost	1	—	3	2
Expected return on plan assets	(2)	(1)	(4)	(3)
Amortization of net actuarial loss	1	—	2	1
Net periodic benefit cost	$1	$—	$3	$2
International defined benefit pension plans:
Service cost	$3	$3	$9	$11
Interest cost	6	8	18	22
Expected return on plan assets	(8)	(8)	(25)	(25)
Amortization of net actuarial loss	3	2	10	6
Net periodic benefit cost	$4	$5	$12	$14
Total net periodic benefit cost	$5	$5	$15	$16

The total net periodic benefit cost for other postretirement employee benefit plans was $1 million and $3 million including amounts recognized in other comprehensive income ("OCI") of less than $1 million for both the three and nine months ended September 30, 2015, respectively. The total net periodic benefit cost for other postretirement employee benefit plans was $1 million and $4 million including amounts recognized in OCI of less than $1 million and $1 million for the three and nine months ended September 30, 2014, respectively.

We contributed $21 million and $30 million to our defined benefit plans during the nine months ended September 30, 2015 and 2014, respectively. Additional contributions ranging between approximately $6 million and $10 million are expected during the remainder of 2015.

During the third quarter 2014, we amended one of our international pension plans as well as one of our domestic other postretirement plans. The pension plan amendment froze the accrual of benefits and closed the plan to new entrants. The other postretirement plan amendment modified the accrual of benefits and closed the plan to new entrants. The overall impact of these changes to our third quarter 2014 financial statements was a $10 million increase to funded status. This included a net loss of $3 million ($1 million net of tax) and a prior service credit of $13 million ($8 million net of tax) recognized in OCI.

Note 14. Share-Based Compensation Plans
Share-based compensation expense was $3 million and $11 million during the three and nine months ended September 30, 2015, respectively, and $5 million and $14 million during the three and nine months ended September 30, 2014. The unrecognized compensation expense related to our stock options, restricted stock and performance based shares was $7 million, $23 million and $4 million, respectively, at September 30, 2015 and is expected to be recognized over a weighted average period of 2.0, 2.0 and 2.1 years, respectively. The amount of cash received from the exercise of stock options was $14 million and $17 million for the nine months ended September 30, 2015 and 2014, respectively.
Stock Option Grants
The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2015:

(shares in thousands)	Shares	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2015	2,989	$28.60	6.5
Granted	708	35.88	10.0
Exercised	(519)	26.85	5.6
Forfeited and expired	(178)	34.04	8.5
Outstanding at September 30, 2015	3,000	$30.30	6.7
Options exercisable at September 30, 2015	1,939	$27.44	5.4
Vested and expected to vest as of September 30, 2015	2,877	$30.09	6.6
The aggregate intrinsic value of the outstanding, exercisable, and vested and expected to vest stock options as of September 30, 2015 was $12 million, $11 million and $12 million, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the nine months ended September 30, 2015 was $4 million.

Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2015 grants:

Dividend yield	1.57%
Volatility	27.77%
Risk-free interest rate	1.64%
Expected term (in years)	5.58
Weighted-average fair value / share	$8.49
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
Restricted Stock Grants
The following is a summary of restricted stock activity for the nine months ended September 30, 2015:

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2015	1,171	$31.80
Granted	411	35.84
Vested	(345)	27.82
Forfeited	(105)	32.50
Outstanding at September 30, 2015	1,132	$34.43
Performance-Based Share Grants
The following is a summary of performance-based share grants for the nine months ended September 30, 2015:

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2015	124	$33.95
Granted	103	35.91
Vested	—	—
Forfeited	(48)	33.11
Outstanding at September 30, 2015	179	$35.30

Note 15. Capital Stock

On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. During the three and nine months ended September 30, 2015, we repurchased 0.9 million shares for $30 million in both periods under this program. There are up to $470 million in shares that may still be purchased under this plan as of September 30, 2015.

On August 20, 2013, our Board of Directors authorized the repurchase of up to $250 million in shares with no expiration date. The program's objective was to deploy our capital in a manner that benefited our shareholders and maintain our focus on growth. For the three and nine months ended September 30, 2015, we repurchased 0.6 million and 2.0 million shares for $20 million and $70 million, respectively. For the three and nine months ended September 30, 2014, we repurchased 0.8 million and 3.4 million shares for $30 million and $130 million, respectively, under this program. As of September 30, 2015, we have exhausted the authorized amount to repurchase shares under this plan.

On August 18, 2012, our Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. During the three and nine months ended September 30, 2015 we repurchased 0.8 million shares for $25 million in both periods. There are up to 0.2 million shares (approximately $8 million in value) that may still be purchased under this plan as of September 30, 2015. There were no shares repurchased under this program during the three and nine months ended September 30, 2014.
Aside from the aforementioned repurchase programs, we repurchased less than 0.1 million and 0.1 million shares for less than $1 million and $3 million during the three and nine months ended September 30, 2015, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock. Likewise, during the three and nine months ended September 30, 2014, we repurchased less than 0.1 million shares in both periods for less than $1 million and $2 million, respectively.

Note 16. Accumulated Other Comprehensive Income (Loss)

The following table provides the components of accumulated other comprehensive income (loss) for the three months ended September 30, 2015:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at July 1, 2015	$34	$(225)	$(7)	$(198)
Foreign currency translation adjustment	(39)	—	—	(39)
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	1	—	1
Selling, general and administrative expenses	—	2	—	2
Research and development expenses	—	1	—	1
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	5	5
Balance at September 30, 2015	$(5)	$(222)	$(2)	$(229)

The following table provides the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2015:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2015	$145	$(231)	$(13)	$(99)
Foreign currency translation adjustment	(142)	—	—	(142)
Foreign currency gain reclassified into gain on sale of businesses	(8)	—	—	(8)
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	3	—	3
Selling, general and administrative expenses	—	7	—	7
Research and development expenses	—	1	—	1
Other non-operating expense, net	—	1	—	1
Income tax impact on amortization of postretirement benefit plan items	—	(3)	—	(3)
Unrealized loss on foreign exchange agreements	—	—	(5)	(5)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	16	16
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Income tax benefit on reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	(1)	(1)
Balance at September 30, 2015	$(5)	$(222)	$(2)	$(229)

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

In connection with the KFTC matter, the Company commenced an internal investigation relating to the allegations against Xylem South Korea. In late 2014, the Company broadened this internal investigation to assess related allegations made by certain employees of Xylem South Korea during the investigation into the KFTC matter. The broadened investigation includes a review of compliance by Xylem South Korea and its employees with the requirements of the Foreign Corrupt Practices Act. The Company engaged independent outside counsel to assist with its investigation and an independent professional services firm to provide forensic accounting assistance.  In late January 2015, the Company voluntarily contacted the SEC and the Department of Justice ("DOJ") to advise both agencies of this internal investigation. The Company is fully cooperating with any government investigation and has been informed recently by the SEC that it will not bring an enforcement action against the Company in connection with the events at Xylem South Korea.  Xylem South Korea’s revenue is less than one percent of the Company’s total revenue. Although the Company currently cannot reasonably estimate the potential liability, if any, related to the investigation, we currently believe that these matters will not have a material adverse effect on the Company’s business, financial condition or results of operations.
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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations or financial condition. We have estimated and accrued $6 million and $9 million for these general legal matters as of September 30, 2015 and December 31, 2014, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $5 million as of both September 30, 2015 and December 31, 2014 for environmental matters.
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

(in millions)	2015	2014
Warranty accrual – January 1	$31	$37
Net changes for product warranties in the period	21	19
Settlement of warranty claims	(21)	(23)
Foreign currency and other	—	(1)
Warranty accrual - September 30	$31	$32

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Revenue:
Water Infrastructure	$551	$602	$1,602	$1,770
Applied Water	351	361	1,057	1,104
Total	$902	$963	$2,659	$2,874
Operating Income:
Water Infrastructure	$83	$95	$195	$217
Applied Water	46	51	143	145
Corporate and other	(9)	(16)	(31)	(40)
Total	$120	$130	$307	$322
Depreciation and Amortization:
Water Infrastructure	$22	$24	$70	$74
Applied Water	7	7	19	19
Regional selling locations (a)	3	3	8	9
Corporate and other	1	1	5	5
Total	$33	$35	$102	$107
Capital Expenditures:
Water Infrastructure	$12	$18	$49	$45
Applied Water	5	9	15	19
Regional selling locations (b)	3	2	9	6
Corporate and other	1	—	5	7
Total	$21	$29	$78	$77

(a)
Depreciation and amortization expense incurred by the Regional selling locations was included in an overall allocation of Regional selling location costs to the segments; however, a certain portion of that expense was not specifically identified to a segment. That expense is captured in this Regional selling location line.

(b)	Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.

The following table contains the total assets for each reportable segment.

	Total Assets
(in millions)	September 30, 2015	December 31, 2014
Water Infrastructure	$2,044	$2,128
Applied Water	1,101	1,114
Regional selling location (a)	908	961
Corporate and other (b)	592	657
Total	$4,645	$4,860

(a)	The Regional selling locations have assets that consist primarily of cash, accounts receivable and inventory which are not allocated to the segments.

(b)
Corporate and other consists of items pertaining to our corporate headquarters function, which principally consist of cash, deferred tax assets, pension assets and certain property, plant and equipment.

Note 19. Subsequent Events
On October 22, 2015, we acquired substantially all of the assets of Hypack, Inc., a leading provider of hydrographic software worldwide, for approximately $18 million.  Hypack, a privately-owned company headquartered in Middletown, Connecticut, has approximately 30 employees and annual revenue of approximately $8 million.

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
Factors that could cause results to differ materially from those anticipated include: overall economic and business conditions, political and other risks associated with our international operations, including military actions, economic sanctions or trade embargoes that could affect customer markets, and non-compliance with laws, including foreign corrupt practice laws, export and import laws and competition laws; potential for unexpected cancellations or delays of customer orders in our reported backlog; our exposure to fluctuations in foreign currency exchange rates;  competition and pricing pressures in the markets we serve; the strength of housing and related markets; weather conditions; ability to retain and attract key members of management; our relationship with and the performance of our channel partners; our ability to borrow or to refinance our existing indebtedness and availability of liquidity sufficient to meet our needs; changes in the value of goodwill or intangible assets; risks relating to product defects, product liability and recalls; governmental investigations; security breaches or other disruptions of our information technology systems; litigation and contingent liabilities; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Annual Report") and with subsequent filings we make with the Securities and Exchange Commission ("SEC").
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

Executive Summary
Xylem reported revenue for the third quarter of 2015 of $902 million, a decrease of 6.3% compared to $963 million during the third quarter of 2014. Revenue increased 2.1% on a constant currency basis due to organic growth primarily driven by strength in the public utility and industrial end markets combined with strength in residential and commercial building applications. Operating income for the third quarter of 2015 was $120 million, a decrease of 7.7% compared to $130 million in the third quarter of 2014, primarily due to cost inflation, foreign exchange impacts and unfavorable mix. Partially offsetting these headwinds were incremental cost savings from continuous improvement initiatives.

Additional financial highlights for the quarter ended September 30, 2015 include the following:

•	Orders of $939 million, or 8.6% decline from $1,027 million in the prior year, though flat on an organic basis

•	Earnings per share of $0.48, down 17.2% from the prior year ($0.49 on an adjusted basis, down 7.5%, though up 3.8% excluding $0.06 negative impact from currency translation)

•
Cash flow from operating activities of $260 million for the nine months ended September 30, 2015, up 2.8% from prior year, and free cash flow of $182 million as compared to $176 million in the prior year

Key Performance Indicators and Non-GAAP Measures
Management reviews key performance indicators including revenue, gross margin, segment operating income and margins, earnings per share, orders growth, working capital, free cash flow and backlog, among others. In addition, we consider certain measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions, share repurchases and debt repayment. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operations as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

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

•
"adjusted net income" and "adjusted earnings per share" defined as net income and earnings per share, respectively, adjusted to exclude restructuring and realignment costs, special charges, tax-related special items and gain from sale of businesses. A reconciliation of adjusted net income is provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share data)	2015	2014	2015	2014
Net income	$88	$106	$226	$241
Restructuring and realignment, net of tax	3	3	12	23
Special charges, net of tax	2	—	5	—
Tax-related special items	(3)	(1)	(6)	(5)
Gain from sale of businesses, net of tax	—	(11)	(9)	(11)
Adjusted net income	$90	$97	$228	$248
Weighted average number of shares - Diluted	181.6	183.4	182.3	184.6
Adjusted earnings per share	$0.49	$0.53	$1.25	$1.35

•	"operating expenses excluding restructuring and realignment costs and special charges" defined as operating expenses, adjusted to exclude restructuring and realignment costs, and special charges.

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

•
“special charges” defined as costs incurred by the Company, such as legal and professional fees, associated with the Korea matters, costs incurred for the contractual indemnification of tax obligations to ITT and other special non-operating items.

•	"tax-related special items" defined as tax items, such as tax return versus tax provision adjustments, tax exam impacts, tax law change impacts and other discrete tax adjustments.

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

	Nine Months Ended
	September 30,
(In millions)	2015	2014
Net cash provided by operating activities	$260	$253
Capital expenditures	(78)	(77)
Free cash flow	$182	$176

2015 Outlook

We continue to anticipate organic revenue growth in the low-single digits in 2015. This projected organic growth excludes a continued expected negative foreign exchange translation impact on our growth in the high-single digits, primarily driven by a weaker Euro. The following is a summary of our outlook by market.

•
Industrial markets were flat through the third quarter as general industrial market strength has been offset by oil and gas declines in Canada and the United States. We expect these trends to continue in the fourth quarter resulting in flat performance for the year.

•
Through the third quarter, we have seen public utilities increase 3%. We expect our fourth quarter performance to be better than this performance as U.S. growth continues driven by the ongoing market recovery and emerging market infrastructure investments continuing to bolster growth. For the year we expect to be up low-to-mid-single digits.

•
In the commercial markets, we have seen growth of 5% through September driven by strong U.S. and emerging market performance partially offset by weakness in Europe. In the fourth quarter we expect that a positive U.S. market outlook and traction from new product sales in Europe will provide low-to-mid-single digit growth versus a strong fourth quarter in the prior year when we grew 8%. For the year we expect to be up mid-single digits.

•
In the residential markets, we have grown 2% through the third quarter with balanced growth globally. In the fourth quarter we expect low-to-mid single digit growth driven by new product sales in Europe and continued strength in emerging markets. We expect residential to be up in the low-single digits for the year.

•
We have seen our agriculture markets, which is our smallest end market, decline 6% through three quarters. We expect fourth quarter to be down mid-to-high single digits as a tough U.S. comparison versus prior year and unfavorable weather impacts will only be partially offset by expected revenue resulting from the drought conditions in California. This would result in the full year to be down mid-to-high single digits.

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

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2015	2014	Change		2015	2014	Change
Revenue	$902	$963	(6.3)%		$2,659	$2,874	(7.5)%
Gross profit	351	376	(6.6)%		1,014	1,106	(8.3)%
Gross margin	38.9%	39.0%	(10)	bp	38.1%	38.5%	(40)	bp
Operating expenses excluding restructuring and realignment costs and special charges	227	242	(6.2)%		690	753	(8.4)%
Expense to revenue ratio	25.2%	25.1%	10	bp	25.9%	26.2%	(30)	bp
Restructuring and realignment costs	4	4	—%		16	31	(48.4)%
Special charges	—	—	NM		1	—	NM
Total operating expenses	231	246	(6.1)%		707	784	(9.8)%
Operating income	120	130	(7.7)%		307	322	(4.7)%
Operating margin	13.3%	13.5%	(20)	bp	11.5%	11.2%	30	bp
Interest and other non-operating expense, net	13	13	—%		41	40	2.5%
Gain on sale of businesses	—	11	NM		9	11	(18.2)%
Income tax expense	19	22	(13.6)%		49	52	(5.8)%
Tax rate	17.4%	17.5%	(10)	bp	17.6%	17.7%	(10)	bp
Net income	$88	$106	(17.0)%		$226	$241	(6.2)%

NM - Not meaningful percentage change

Revenue
Revenue generated during the three and nine months ended September 30, 2015 was $902 million and $2,659 million, respectively, reflecting decreases of $61 million or 6.3% and $215 million or 7.5%, respectively, compared to the same prior year periods. On a constant currency basis, revenue increased 2.1% and 1.0% for the three and nine months ended September 30, 2015. These increases reflect organic growth within emerging markets, Spain, Italy and, to a lesser extent, Australia, partially offset by declines in Canada and the United States. The divestiture of the Wolverhampton valves business early in the third quarter of 2014 also contributed to the revenue decline for the nine month period.

The following table illustrates the impact from organic growth, recent divestitures, and foreign currency translation in relation to revenue during the three and nine months ended September 30, 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	Change	% Change	Change	% Change
2014 Revenue	$963		$2,874
Organic growth	20	2.1%	39	1.4%
Divestitures	—	—%	(11)	(0.4)%
Constant currency	20	2.1%	28	1.0%
Foreign currency translation (a)	(81)	(8.4)%	(243)	(8.5)%
Total change in revenue	(61)	(6.3)%	(215)	(7.5)%
2015 Revenue	$902		$2,659

(a)
Foreign currency translation impact primarily due to fluctuations in the value of the Euro, Swedish Krona, British Pound, Australian Dollar, Norwegian Krone and Canadian Dollar against the U.S. Dollar.

The following table summarizes revenue by segment:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2015	2014	As Reported Change	Constant Currency Change	2015	2014	As Reported Change	Constant Currency Change
Water Infrastructure	$551	$602	(8.5)%	1.7%	$1,602	$1,770	(9.5)%	0.7%
Applied Water	351	361	(2.8)%	2.8%	1,057	1,104	(4.3)%	1.4%
Total	$902	$963	(6.3)%	2.1%	$2,659	$2,874	(7.5)%	1.0%

Water Infrastructure

Water Infrastructure revenue decreased $51 million, or 8.5% for the third quarter of 2015 (1.7% increase at constant currency) and decreased $168 million, or 9.5%, for the nine months ended September 30, 2015 (0.7% increase at constant currency) compared to the respective 2014 periods. The change at constant currency was driven entirely by organic growth of $10 million or 1.7% in the third quarter and $12 million or 0.7% for the nine months ended September 30, 2015, due to continued strength in the public utility end market offset by weakness in the industrial market. The industrial market performance decline was due to continued decreases in dewatering applications in the oil and gas market which more than offset increases in the balance of the industrial market.

From an application perspective for the third quarter of 2015, organic revenue grew in treatment and test applications and was essentially flat in transport applications. Revenue from treatment applications increased primarily from ozone and filtration project deliveries in Australia, China and Spain, partly offset by weakness in Latin America and the lapping of a large project in the Middle East in the prior year. Revenue from test applications was driven by strength in emerging markets, particularly in Brazil, China and India. Organic revenue performance from transport applications was driven by public utility strength in the emerging markets as well as southern Europe, nearly fully offset by declines in industrial dewatering applications from weakness in the oil and gas market in Canada and the United States.

For the nine months ended September 30, 2015, there was solid organic revenue growth from treatment and transport applications, while test applications were essentially flat. The organic revenue growth from treatment applications was due to ozone and filtration projects in China and Australia which was slightly offset by weakness in Europe and the lapping of a large project in the Middle East in the prior year. The modest organic revenue growth from transport applications was predominately due to similar dynamics impacting the third quarter, in addition to growth in western Europe for the nine month period. Organic revenue from test applications was driven by weakness in Europe, which was largely offset by growth in China and India due to demand for new river monitoring products.

Applied Water

Applied Water revenue declined $10 million or 2.8% during the third quarter of 2015 (2.8% increase at constant currency) and decreased $47 million, or 4.3%, for the nine months ended September 30, 2015 (1.4% increase at constant currency) compared to the respective 2014 periods. The increase at constant currency during both periods was driven by organic growth of $10 million or 2.8% for the quarter and $27 million or 2.4%% for the nine months ended September 30, 2015. This was due to growth in the industrial water, residential and commercial end markets, which was partially offset by declines in the agriculture end markets. The nine month period was also negatively impacted by the absence of $11 million in revenue from the divested Wolverhampton valves business.
From an applications perspective for the third quarter of 2015, organic revenue growth from the industrial water and building services applications was slightly offset by declines in irrigation. Growth in industrial water application revenue was primarily in Europe, Canada and the United States due to increased shipments of fire protection systems and reverse osmosis packages. Residential building growth was due to strong distribution stocking and related recovery in the institutional building sector primarily in the United States. The weakness in irrigation was driven by unfavorable weather impacts in the United States.
From an applications perspective for the nine months ended September 30, 2015, the increase in organic revenue was largely due to strong growth in commercial building services from a recovering institutional building sector in the United States and strength in Asia, partially offset by declines in irrigation. The industrial water application was flat due to strength in Europe which was essentially offset by the aforementioned Wolverhampton divestiture. Irrigation applications were largely impacted by flooding in the southeast and southwest regions of the United States.
Orders / Backlog
Orders received during the third quarter of 2015 of $939 million decreased $88 million, or 8.6% over the third quarter of the prior year (flat at constant currency). Orders received during the nine months ended September 30, 2015 of $2,798 million decreased by $253 million, or 8.3%, from the comparable prior year period (0.1% increase at constant currency). Organic order growth was flat and increased 0.5% for the three and nine months ended September 30, 2015, respectively.
Water Infrastructure segment orders decreased $74 million, or 11.1%, to $590 million (0.9% decrease at constant currency) for the third quarter of 2015 as compared to the same prior year period. Organic orders decreased 0.9% during the third quarter of 2015, predominately due to decreases in the dewatering transport application due to weakness in the oil and gas market, partially offset by a large custom pump project in India. Treatment and test applications also experienced declines in orders driven by North American and Latin America. For the nine months ended September 30, 2015 orders decreased $178 million, or 9.3%, to $1,737 million (0.7% increase at constant currency) from the comparable prior year period. This increase reflected organic orders increases of 0.7% due to similar dynamics impacting the order activity in the third quarter for transport applications. Organic orders for treatment applications experienced increases in North America and western Europe, which were partially offset by declines in Latin America. The organic orders for test applications were essentially flat.
Applied Water segment orders decreased $14 million, or 3.9% to $349 million (1.7% increase at constant currency) and decreased $75 million or 6.6% to $1,061 million (0.9% decrease at constant currency) for the three and nine months ended September 30, 2015, respectively, as compared to the same prior year periods. Organic order volume increased 1.7% during the third quarter of 2015 as a result of similar market dynamics impacting revenue in addition to market recovery and new product introductions in Europe. The order decline at constant currency for the nine months ended September 30, 2015 was due flat organic orders as a result of similar dynamics impacting revenue, as well as the absence of orders from our Wolverhampton valves divestiture.
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. Total backlog was $812 million at September 30, 2015, a decrease of $32 million or 3.8% as compared to September 30, 2014 and an increase of $72 million or 9.7%, as compared to December 31, 2014. We anticipate that 56% of the backlog at September 30, 2015 will be recognized as revenue in the remainder of 2015.
Gross Margin
Gross margin decreased to 38.9% and 38.1% for the three and nine months ended September 30, 2015, compared to 39.0% and 38.5%, respectively, for 2014. The gross margin decline in both periods was primarily due to negative currency translation impacts. Excluding the negative currency translation impacts, gross margin was slightly better as compared to 2014. Cost inflation headwinds and unfavorable sales mix, primarily due to higher volume sold to the emerging markets, were more than offset by benefits realized from cost saving initiatives through global sourcing and lean six sigma.
Operating Expenses
The following table presents operating expenses for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2015	2014	Change		2015	2014	Change
Selling, general and administrative expenses ("SG&A")	$207	$222	(6.8)%		$631	$688	(8.3)%
SG&A as a % of revenue	22.9%	23.1%	(20)	bp	23.7%	23.9%	(20)	bp
Research and development expenses ("R&D")	23	24	(4.2)%		71	78	(9.0)%
R&D as a % of revenue	2.5%	2.5%	—	bp	2.7%	2.7%	—	bp
Restructuring charges	1	—	—%		5	18	(72.2)%
Operating expenses	$231	$246	(6.1)%		$707	$784	(9.8)%
Expense to revenue ratio	25.6%	25.5%	10	bp	26.6%	27.3%	(70)	bp

Selling, General and Administrative Expenses

SG&A decreased by $15 million to $207 million or 22.9% of revenue in the third quarter of 2015, as compared to $222 million or 23.1% of revenue in the comparable period of 2014; and decreased $57 million to $631 million or 23.7% of revenue in the nine months ended September 30, 2015, as compared to $688 million or 23.9% of revenue in the comparable period of 2014. The decrease in SG&A expenses as a percentage of revenue in both periods was primarily due to currency translation impacts. Additionally, cost inflation was offset by cost savings from continuous improvement initiatives and restructuring actions.

Research and Development Expenses

R&D spending was $23 million or 2.5% of revenue in the third quarter of 2015 as compared to $24 million or 2.5% of revenue in the comparable period of 2014. R&D spending was $71 million or 2.7% of revenue for the nine months ended September 30, 2015 as compared to $78 million or 2.7% of revenue in the comparable period of 2014.
Restructuring Charges

During the three and nine months ended September 30, 2015, we recognized restructuring charges of $1 million and $5 million, respectively. We incurred these charges related to actions taken in 2015 primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges relate to the reduction in structural costs, including a decrease in headcount and consolidation of facilities within our Water Infrastructure segment. No additional costs related to actions commenced in prior years were included in the charges recorded during the three months ended September 30, 2015. During the nine months ended September 30, 2015, charges of $1 million related to actions that commenced in prior years.

During the three and nine months ended September 30 2014, we recognized restructuring charges of less than $1 million and $18 million, respectively. These charges related to the reduction in structural costs, including the elimination of headcount and consolidation of facilities within both our Water Infrastructure and Applied Water segments.
Total expected costs associated with actions that commenced during the nine months ended September 30, 2015 are approximately $6 million for Water Infrastructure. These costs primarily consist of severance charges. We currently expect activity related to these actions to continue through the second quarter of 2016. As a result of actions initiated during the nine months ended September 30, 2015, we estimate net savings of approximately $2 million in 2015 and annual future net savings beginning in 2016 of approximately $5 million.
We expect to incur approximately $8 million in restructuring costs for the full year, which contemplates additional actions beyond those discussed above. As a result of all of the actions taken and expected to be taken in 2015, we anticipate approximately $2 million of total net savings to be realized during 2015.

Operating Income
We generated operating income of $120 million during the third quarter of 2015, a $10 million decrease compared to $130 million in the third quarter of 2014, and $307 million during the nine months ended September 30, 2015, a $15 million decrease compared to $322 million for the comparable prior year period. The decline in both periods was due to cost inflation, unfavorable foreign exchange translation impacts and unfavorable mix. Partially offsetting these headwinds were incremental cost savings from continuous improvement initiatives and restructuring actions.
The following table illustrates operating income results for our business segments:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2015	2014	Change		2015	2014	Change
Water Infrastructure	$83	$95	(12.6)%		$195	$217	(10.1)%
Applied Water	46	51	(9.8)%		143	145	(1.4)%
Segment operating income	129	146	(11.6)%		338	362	(6.6)%
Corporate and other	(9)	(16)	(43.8)%		(31)	(40)	(22.5)%
Total operating income	$120	$130	(7.7)%		$307	$322	(4.7)%
Operating margin
Water Infrastructure	15.1%	15.8%	(70)	bp	12.2%	12.3%	(10)	bp
Applied Water	13.1%	14.1%	(100)	bp	13.5%	13.1%	40	bp
Total Xylem	13.3%	13.5%	(20)	bp	11.5%	11.2%	30	bp

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2015	2014	Change		2015	2014	Change
Water Infrastructure
Operating income	$83	$95	(12.6)%		$195	$217	(10.1)%
Restructuring and realignment costs	2	3	(33.3)%		11	20	(45.0)%
Special charges	—	—	NM		1	—	NM
Adjusted operating income	$85	$98	(13.3)%		$207	$237	(12.7)%
Adjusted operating margin	15.4%	16.3%	(90)	bp	12.9%	13.4%	(50)	bp
Applied Water
Operating income	$46	$51	(9.8)%		$143	$145	(1.4)%
Restructuring and realignment costs	2	1	100.0%		5	11	(54.5)%
Adjusted operating income	$48	$52	(7.7)%		$148	$156	(5.1)%
Adjusted operating margin	13.7%	14.4%	(70)	bp	14.0%	14.1%	(10)	bp
Total Xylem
Operating income	$120	$130	(7.7)%		$307	$322	(4.7)%
Restructuring and realignment costs	4	4	—%		16	31	(48.4)%
Special charges	—	—	NM		1	—	NM
Adjusted operating income	$124	$134	(7.5)%		$324	$353	(8.2)%
Adjusted operating margin	13.7%	13.9%	(20)	bp	12.2%	12.3%	(10)	bp

NM - Not meaningful percentage change

Water Infrastructure
Operating income for our Water Infrastructure segment decreased $12 million, or 12.6%, (decreased $13 million or 13.3% on an adjusted basis) for the third quarter of 2015 and decreased $22 million, or 10.1%, (decreased $30 million or 12.7% on an adjusted basis) for the nine months ended September 30, 2015 compared with the same respective periods for the prior year. On an adjusted basis, the reduction in operating income for both periods was due to cost inflation, which was partially offset by cost savings from procurement initiatives, lean six sigma initiatives and restructuring actions.
Applied Water
Operating income for our Applied Water segment decreased $5 million, or 9.8%, (decreased $4 million or 7.7% on an adjusted basis) for the third quarter of 2015 and decreased $2 million, or 1.4%, (decreased $8 million or 5.1% on an adjusted basis) for the nine months ended September 30, 2015 compared with the same respective periods for the prior year. On an adjusted basis, the reduction in operating income in both periods was due to cost inflation, foreign exchange translation and transaction headwinds and unfavorable mix, partially offset by cost reductions from procurement and lean six sigma initiatives.

Interest Expense
Interest expense was $13 million and $41 million for the respective three and nine months ended September 30, 2015, and $14 million and $41 million for the respective three and nine months ended September 30, 2014, primarily related to the interest on the $1.2 billion long-term debt issued in September 2011. See "Liquidity and Capital Resources" for further details.

Income Tax Expense
The income tax provision for the three months ended September 30, 2015 was $19 million resulting in an effective tax rate of 17.4%, compared to $22 million resulting in an effective tax rate of 17.5% for the same period in 2014. The income tax provision for the nine months ended September 30, 2015 was $49 million resulting in an effective tax rate of 17.6%, compared to $52 million resulting in an effective tax rate of 17.7% for the same period in 2014. In both periods the variance in the effective tax rates resulted primarily from the geographic mix of earnings.
Other Comprehensive Loss
Other comprehensive loss was $31 million for the three months ended September 30, 2015 compared to $109 million in the prior year. For the nine months ended September 30, 2015 other comprehensive loss was $130 million compared to $118 million for the same period in 2014. The changes were driven primarily from foreign currency translation impacts. The lower translation loss in the third quarter of 2015 versus the prior year was due to less weakening of the Euro against the U.S. Dollar. The higher translation loss for the nine months ended September 30, 2015 as compared to the prior year was due to the weakening of several currencies against the U.S. Dollar, primarily the Swedish Krona, the Canadian Dollar and the Australian Dollar, which were largely offset by less weakening of the Euro during the same period. Additionally, there was a release of $8 million of currency gains out of other comprehensive loss and into gain on sale of businesses.

Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Nine Months Ended
	September 30,
(In millions)	2015	2014	Change
Operating activities	$260	$253	$7
Investing activities	(74)	(45)	(29)
Financing activities	(194)	(182)	(12)
Foreign exchange (a)	(44)	(30)	(14)
Total	$(52)	$(4)	$(48)

(a)	The impact is primarily due to the weakness of the Euro against the U.S. Dollar.

Sources and Uses of Liquidity

Operating Activities

During the nine months ended September 30, 2015, net cash provided by operating activities increased by $7 million as compared to the prior year. The year-over-year increase was primarily driven by a decrease in the use of working capital from reduced inventory levels in 2015, as well as lower income tax and restructuring payments as compared to the prior year. These increases were mostly offset by lower net income excluding non-cash charges and increased payments for foreign value-added taxes as compared to the prior year.

Investing Activities

Cash used in investing activities was $74 million for the nine months ended September 30, 2015 as compared to $45 million in the comparable prior year period. This increase was primarily due to prior year's cash received of $30 million for the sale of our Wolverhampton business.

Financing Activities

Cash used in financing activities was $194 million for the nine months ended September 30, 2015 as compared to $182 million in the comparable prior year period, primarily driven by an increase of $6 million, or a 10% per share increase in dividends paid to shareholders, as well as decreased proceeds from the exercise of stock options of $3 million which was partially offset by a decrease in share repurchase activity of $4 million.

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

Senior Notes

On September 20, 2011, we issued 3.550% Senior Notes of $600 million aggregate principal amount due September 2016 and 4.875% Senior Notes of $600 million aggregate principal amount due October 2021.

The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and leaseback transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. If a change of control triggering event (as defined in the Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase. As of September 30, 2015, we were in compliance with all covenants.

Interest on the Senior Notes due 2016 is payable on March 20 and September 20 of each year. Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year.

As of September 30, 2015, we have classified $600 million of our Senior Notes due 2016 as long-term based on our current ability and intent to refinance the outstanding borrowings on a long-term basis.

Credit Facility

Effective March 27, 2015, Xylem entered into a Five-Year Revolving Credit Facility with Citibank, N.A., as administrative agent, and a syndicate of lenders. The Credit Facility provides for an aggregate principal amount of up to $600 million of: (i) revolving extensions of credit outstanding at any time and (ii) the issuance of letters of credit in a face amount not in excess of $100 million outstanding at any time. The Credit Facility provides for increases of up to $200 million for a possible maximum total of $800 million in aggregate principal amount at our request and with the consent of the institutions providing such increased commitments.
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
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The Credit Facility also contains limitations on, among other things, incurring secured debt, granting liens, entering into sale and leaseback transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of September 30, 2015, we were in compliance with all covenants.

As of September 30, 2015, the Credit Facility was undrawn.

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

In accordance with the terms of the R&D Facility Agreement, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions, such as customary representations and warranties, additional covenants and customary events of default. As of September 30, 2015, we were in compliance with all covenants.

As of September 30, 2015, $77 million was outstanding under the R&D Facility Agreement. Although the borrowing term for this arrangement is up to five years, we have classified it as short-term debt on our Condensed Consolidated Balance Sheet since we intend to repay this obligation in less than a year.
Non-U.S. Operations
We generated approximately 59% of our revenue from non-U.S. operations for the three and nine months ended September 30, 2015, respectively, and 61% and 62% for the three and nine months ended September 30, 2014, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of our review, it is determined that all or a portion of the funds may be needed for our operations in the United States, we may be required to accrue additional U.S. taxes. As of September 30, 2015, our foreign subsidiaries were holding $593 million in cash or marketable securities.
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

ITEM 4.             CONTROLS AND PROCEDURES
Our management, with the Chief Executive Officer and Interim Chief Financial Officer of the Company, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended September 30, 2015:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
7/1/15 - 7/31/15	—	—	—	$56
8/1/15 - 8/31/15	0.9	32.96	0.9	$524
9/1/15 - 9/30/15	1.4	32.15	1.4	$478

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. For the three months ended September 30, 2015, we repurchased 0.9 million shares for $30 million. There are up to $470 million in shares that may still be purchased under this plan as of September 30, 2015.

On August 20, 2013, our Board of Directors authorized the repurchase of up to $250 million in shares with no expiration date. The program's objective was to deploy our capital in a manner that benefited our shareholders and maintain our focus on growth. For the three months ended September 30, 2015, we repurchased 0.6 million and shares for $20 million under this program. As of September 30, 2015, we have exhausted the authorized amount to repurchase shares under this plan.
On August 18, 2012, our Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. For the three months ended September 30, 2015 we repurchased 0.8 million shares for $25 million under this program. There are up to 0.2 million of shares (approximately $8 million in value) that may still be purchased under this plan as of September 30, 2015.

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
(Duly Authorized Officer)
October 29, 2015

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
(101.0)
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
Submitted electronically with this Report.