Form 10-K
period 2015-12-31
Xylem Inc.
filed 2016-02-26
CIK 1524472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes  ☐  No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer  ☑        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller reporting company  ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2015 was approximately $6.7 billion. As of January 29, 2016, there were 178,485,808 outstanding shares of the registrant’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Shareowners, to be held in May 2016, are incorporated by reference into Part II and Part III of this Report.

Xylem Inc.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2015

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
Forward-Looking Statements
This Report contains information that may constitute “forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Generally, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “believe,” “target,” “will,” “could,” “would,” “should” and similar expressions identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. These forward-looking statements include any statements that are not historical in nature, including any such statements about the capitalization of the Company, the Company’s restructuring and realignment, future strategic plans and other statements that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future including statements relating to orders, revenue, operating margins and earnings per share growth, and statements expressing general views about future operating results are forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such forward-looking statements.

Factors that could cause results to differ materially from those anticipated include: overall economic and business conditions, political and other risks associated with our international operations, including military actions, economic sanctions or trade embargoes that could affect customer markets, and non-compliance with laws, including foreign corrupt practice laws, export and import laws and competition laws; potential for unexpected cancellations or delays of customer orders in our reported backlog; our exposure to fluctuations in foreign currency exchange rates;  competition and pricing pressures in the markets we serve; the strength of housing and related markets; weather conditions; ability to retain and attract key members of management; our relationship with and the performance of our channel partners; our ability to successfully identify, complete and integrate acquisitions; our ability to borrow or to refinance our existing indebtedness and availability of liquidity sufficient to meet our needs; changes in the value of goodwill or intangible assets; risks relating to product defects, product liability and recalls; governmental investigations; security breaches or other disruptions of our information technology systems; litigation and contingent liabilities; and other factors set forth below under “Item 1A. Risk Factors” and those described from time to time in subsequent reports filed with the Securities and Exchange Commission (“SEC”).

All forward-looking statements made herein are based on information available to the Company as of the date of this Report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1.        BUSINESS
Business Overview
Xylem, with 2015 revenue of $3.7 billion and approximately 12,700 employees, is a world leader in the design, manufacturing, and application of highly engineered technologies for the water industry. We are a leading equipment and service provider for water and wastewater applications with a broad portfolio of products and services addressing the full cycle of water, from collection, distribution and use to the return of water to the environment. We have leading market positions among equipment and service providers in the core application areas of the water equipment industry: transport, treatment, test, building services, industrial processing and irrigation. Our Company’s brands, such as Bell & Gossett and Flygt, are well known throughout the industry and have served the water market for many years.
We serve a global customer base across diverse end markets while offering localized expertise. We sell our products in approximately 150 countries through a balanced distribution network consisting of our direct sales force and independent channel partners. In 2015, 59% of our revenue was generated outside the United States, with 21% of revenue generated in emerging markets.

Our Industry
Our planet faces a serious water challenge. Less than 1% of the total water available on earth is fresh water, and this percentage is declining due to factors such as the draining of aquifers, increased pollution and climate change. In addition, demand for fresh water is rising rapidly due to population growth, industrial expansion, and increased agricultural development, with consumption estimated to double every 20 years. By 2025, more than 30% of the world’s population is expected to live in areas without adequate water supply. Even in developed countries with sufficient clean water supply, existing infrastructure for water supply is aging and inadequately funded. In the United States, degrading pipe systems leak one out of every six gallons of water, on average, on its way from a treatment plant to the customer. These challenges are driving opportunities for growth in the global water industry, which we estimate to have a total market size of approximately $550 billion. We estimate our total served market size to be approximately $37 billion.
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

Business Strategy
Our strategy is to enhance shareholder value by providing distinctive solutions for our customers' most important water productivity, quality and resilience challenges, enabling us to grow revenue, organically and through strategic acquisitions, as we streamline our cost structure. Key elements of our strategy are summarized below:

•	Accelerate Profitable Growth. To achieve our goal of accelerating growth, we have identified the following five priorities:

•	Emerging Markets - We seek to accelerate our growth in priority emerging markets through increased focus on product localization and channel development.

▪
Innovation & Technology - We seek to enhance the Company’s innovation efforts with increased focus on technologies and innovation that can significantly improve customers’ water productivity, quality and resilience.

•	Commercial Leadership - We are strengthening our capabilities by focusing on simplifying our commercial processes along with the supporting backend information technology systems.

•	Mergers and acquisitions - We continue to evaluate and, where appropriate, will act upon attractive acquisition candidates to accelerate our growth, including into new markets.

•
Drive Continuous Improvement. We seek to embed continuous improvement into our culture and simplify our organizational structure to make the Company more agile, more profitable, and create room to re-invest in growth. To accomplish this, we will continue to strengthen our lean six sigma and global procurement capabilities, and continue to optimize our cost structure through business simplification by eliminating structural, process and product complexity.

•
Leadership and Talent Development. We seek to continue to invest in attracting, developing and retaining world-class talent with an increased focus on leadership and talent development programs. We will continue to align individual performance to the objectives of the Company and its shareholders.

•
Focus on Execution and Accountability. We seek to ensure the impact of these strategic focus areas by holding our people accountable and streamlining our performance management and goal deployment systems.

Business Segments
We have two reportable business segments that are aligned with the cycle of water and the key strategic market applications they provide: Water Infrastructure (collection, distribution, return) and Applied Water (usage). See Note 20, “Segment and Geographic Data,” in our consolidated financial statements for financial information about segments and geographic areas.
The table and descriptions below provide an overview of our business segments.

	Market Applications	2015 Revenue (in millions)	% Revenue	Major Products	Primary Brands
Water Infrastructure	Transport	$1,624	73%	• Water and wastewater pumps • Filtration, disinfection and biological treatment equipment • Test equipment • Controls	• Flygt • Wedeco • Godwin • WTW • Sanitaire • YSI • Leopold
	Treatment	316	14%
	Test	291	13%

		$2,231	100%

Applied Water	Building Services	$774	54%	• Pumps • Valves • Heat exchangers • Controls • Dispensing equipment systems	• Goulds Water Technology • Bell & Gossett • A-C Fire Pump • Standard Xchange • Lowara • Jabsco • Flojet • Flowtronex
	Industrial Water	562	40%
	Irrigation	86	6%

		$1,422	100%

Water Infrastructure
Water Infrastructure involves the process that collects water from a source and distributes it to users, and then returns the wastewater responsibly to the environment. Within the Water Infrastructure segment, our pump systems transport water from oceans, groundwater, aquifers, lakes, rivers and seas. From there, our filtration, ultraviolet ("UV") and ozone systems provide treatment, making the water fit for use. After consumption, our pump lift stations move the wastewater to treatment facilities where our mixers, biological treatment, monitoring, and control systems provide the primary functions in the treatment process. Throughout each of these stages, our analytical systems test the quality of water for consumption as well as for its return to nature. Water Infrastructure serves its customers, public utilities and industrial applications, through three closely linked applications: Transport, Treatment and Test of water and wastewater. We estimate our served market size in this sector to be approximately $21 billion.
Transport
The Transport application includes all of the equipment and services involved in the safe and efficient movement of water from sources such as oceans, groundwater, aquifers, lakes, rivers and seas to treatment facilities, and then to users. It also includes the movement of wastewater from the point of use to a treatment facility and then back into the environment. Finally, the Transport application also includes dewatering pumps, equipment and services which provide the safe removal or draining of groundwater and surface water from a riverbed, construction site or mine shaft and bypass pumping for the repair of aging public utility infrastructure, as well as emergency water removal during severe weather events. We offer a wide range of highly engineered products such as water and wastewater submersible pumps, monitoring controls, and application solutions; we do not serve the market for lower-value equipment such as pipes and fittings. We primarily employ configure-to-order capabilities to maximize manufacturing and logistics efficiencies by producing high volumes of basic product configurations. When we provide a configure-to-order solution, we configure a standard product to our customers’ specifications. To a lesser extent, we provide engineer-to-order products to meet the customization requirements of our customers. This process requires that we apply our technical expertise and production capabilities to provide a non-standard solution to the customer. We believe our business is one of the largest players in this served market based on management estimates. With operations on six continents, we also have one of the world’s largest dewatering rental fleets. Our key brands for this application are Flygt and Godwin. Transport accounted for approximately 73% of our Water Infrastructure segment revenue in both 2015 and 2014, and 74% in 2013.

Treatment
The Treatment application includes equipment and services that treat both water for consumption and wastewater to be returned responsibly to the environment or reused. Primary served markets include public utilities and industrial operations. While there are several treatment solutions in the market today, we focus on three basic treatment types: (i) filtration systems, (ii) disinfection systems, (iii) biological treatment systems, including mixers. Our key brands for this application are Leopold, Wedeco, Sanitaire and Flygt. Filtration uses gravity-based media filters and clarifiers to clean both water and wastewater. Leopold, has been a worldwide leader in filtration for over 90 years. Wedeco offers chemical-free and environmentally friendly disinfection systems, both UV and ozone oxidation, to treat public utility drinking water, wastewater and industrial process water. Biological treatment systems are key to the treatment and mixing of solids in wastewater plants, which are provided through our Sanitaire and Flygt brands. We believe our business is one of the largest players in this served market based on management estimates. Treatment accounted for approximately 14% of our Water Infrastructure segment revenue in 2015, 2014 and 2013.
Test
Analytical instrumentation is used across most industries to ensure regulatory requirements are met. Growth in this market is primarily driven by increasing regulation of water and wastewater in North America, Europe and Asia. Our served market is predominately focused on water and the environment for quality levels throughout the water infrastructure loop. Analytical systems are applied in three primary ways: in the field, in a facility laboratory, or real time, online monitoring in a treatment facility process. We believe we have a leading position in this served market based on management estimates. Our key brands for this application are WTW and YSI. Test accounted for approximately 13% of our Water Infrastructure segment revenue in both 2015 and 2014, and 12% in 2013.
Applied Water
Applied Water encompasses the uses of water. Since water is used to some degree in almost every aspect of human, economic and environmental activity, this segment has a significant number of applications and we participate in all major areas of water demand. Residential and Commercial Building Services account for human and building consumption, where we deliver water boosting systems for drinking, heating, ventilation and air conditioning ("HVAC") and fire protection systems. Industrial Water applications account for water consumption activities that use pumps, heat exchangers, valves and controls to provide cooling to power plants and manufacturing facilities, as well as circulation for food and beverage processing. The remaining portion of global water use resides in irrigation applications. Examples of what we provide include: boosting systems for farming irrigation, pumps for dairy operations, and rainwater reuse systems for small scale crop and turf irrigation.We estimate our served market size in this sector to be approximately $16 billion.
Residential & Commercial Building Services
This business is defined by four primary uses of water in building services applications, such as in residential homes and commercial buildings, including offices, hotels, hospitals, schools, restaurants and malls. The first application is in HVAC, where Bell & Gossett and Lowara specialize in pumps and valves that are used in water-driven heating and cooling systems, along with heat exchangers, valves, and monitoring and control products that augment the system. The second is the supply of potable water for consumption, including drinking water and for hygienic purposes . The Goulds Water Technology, Lowara and Bell & Gossett brands provide pumps and boosting systems utilized within buildings, sourcing water from distribution networks or from wells. The third application is wastewater removal with sump and sewage pumps, provided by Bell & Gossett, Goulds Water Technology and Lowara. The fourth water-related building service area is fire protection, where our A-C Fire Pump brand supplies full pump systems for emergency fire suppression. Bell & Gossett, Goulds Water Technology and Lowara have continued to innovate, focusing on providing industry-leading energy-efficient and intelligent pumps for the building services market; many of these products are more efficient than competitive devices. We believe our business is one of the largest players in this served market based on management estimates. Building Services accounted for approximately 54% of our Applied Water segment revenue in 2015, 53% in 2014 and 50% in 2013.
Industrial Water
Water is used in most industrial facilities to provide processing steps such as cooling, heating, cleaning and mixing. Our Goulds Water Technology and Lowara brands supply vertical multistage pumps to bring in source water or to boost pressure for purposes, including water circulation through a manufacturing facility to cool machine tools. Our Standard Xchange brand delivers heat exchangers for combined heat and power applications within power generation plants. We also service niche applications such as wine processing with Jabsco brand flexible impeller pumps, and water-based detergent dispensing and water circulation for car washes served by Flojet air-operated diaphragm and Goulds Water Technology end suction pumps. Our boosting pumps are also increasingly being used in hydraulic fracturing applications. We can support mines throughout exploration, development and operation. Our wide range of durable pumps ensures reliability that minimizes risks, maximizes uptime and delivers superior total cost of ownership. Across all these various end applications, we believe our business is the second largest player in this served market based on management estimates. Industrial Water accounted for approximately 40% of our Applied Water segment revenue in 2015 and 2014, and 43% in 2013.
Irrigation
The irrigation business consists of irrigation-related equipment and services associated with bringing water from a source to a production plant or livestock facility, including hoses, sprinklers, center pivot and drip irrigation systems. We focus on the pumps and boosting systems that supply this ancillary equipment with water. Our Goulds Water Technology brand brings mixed flow pumps, and our Flowtronex group specializes in equipment "packaged solutions" incorporating monitoring and controls to optimize energy efficiency in irrigation delivery. Our Lowara brand also produces pumps for agricultural applications and irrigation for gardens and parks. We believe we have a leading position in this served market based on management estimates. Irrigation accounted for approximately 6% of our Applied Water segment revenue in 2015, and 7% in 2014 and 2013.
Geographic Profile
The table below illustrates the annual revenue and percentage of revenue by geographic area for each of the three years ended December 31.

	Revenue
(in millions)	2015		2014		2013
	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total
United States	$1,490	41%	$1,477	38%	$1,434	38%
Europe	1,179	32%	1,379	35%	1,387	36%
Asia Pacific	482	13%	478	12%	467	12%
Other	502	14%	582	15%	549	14%
Total	$3,653		$3,916		$3,837
In addition to the traditional markets of the United States and Europe, opportunities in emerging markets within Asia Pacific, Eastern Europe, Latin America and other countries are growing. Revenue derived from emerging markets comprised 21%, 21% and 19% of our revenue in 2015, 2014 and 2013, respectively.
The table below illustrates the property, plant & equipment and percentage of property, plant & equipment by geographic area for each of the three years ended December 31.

	Property, Plant & Equipment
(in millions)	2015		2014		2013
	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total
United States	$168	38%	$180	39%	$186	38%
Europe	189	43%	206	45%	225	46%
Asia Pacific	56	13%	53	11%	45	9%
Other	26	6%	22	5%	32	7%
Total	$439		$461		$488
Distribution, Training and End Use
Water Infrastructure provides the majority of its sales through direct channels with remaining sales through indirect channels and service capabilities. Both public utility and industrial facility customers increasingly require our teams’ global but locally proficient expertise to use our equipment in their specific applications. Several trends are increasing the need for this application expertise: (i) the increase in type and amount of contaminants in water supply, (ii) increasing environmental regulations, (iii) the need to increase system efficiencies to optimize energy costs, (iv) the retirement of a largely aging water industry workforce not systematically replaced at utilities and other end user customers, and (v) the build-out of water infrastructure in the emerging markets.
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
Supply and Seasonality
We have a global manufacturing footprint, with production facilities in Europe, North America, Latin America, and Asia. Our inventory management and distribution practices seek to minimize inventory holding periods by striving to take delivery of the inventory and manufacturing as close as possible to the sale or distribution of products to our customers. All of our businesses require various parts and raw materials, of which the availability and prices may fluctuate. Parts and raw materials commonly used in our products include motors, fabricated parts, castings, bearings, seals, nickel, copper, aluminum, and plastics. While we may recover some cost increases through operational improvements, we are still exposed to some pricing risk. We attempt to control costs through fixed-priced contracts with suppliers and various other programs, such as our global procurement initiative.
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
Customers
Our business is not dependent on any single customer or a few customers, the loss of which would have a material adverse effect on our Water Infrastructure or Applied Water segments or on the Company as a whole. No individual customer accounted for more than 10% of our consolidated 2015, 2014 or 2013 revenue.
Backlog
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. Total backlog was $716 million at December 31, 2015 and $740 million at December 31, 2014. We anticipate that more than 81% of the backlog at December 31, 2015 will be recognized as revenue during 2016.
Competition
Given the highly fragmented nature of the water industry, the Water Infrastructure segment competes with a large number of businesses. Competition in the water transport and treatment technologies markets focuses on product performance, reliability and innovation, application expertise, brand reputation, energy efficiency, product life cycle cost, timeliness of delivery, proximity of service centers, effectiveness of our distribution channels and price. In the sale of products and services, we benefit from our large installed base of pumps and complementary products, which require maintenance, repair and replacement parts due to the nature of the products and the conditions under which they operate. Timeliness of delivery, quality and the proximity of service centers are important customer considerations when selecting a provider for after-market products and services as well as equipment rentals. In geographic regions where we are locally positioned to provide a quick response, customers have historically relied on us, rather than our competitors, for after-market products relating to our highly engineered and customized solutions. Our key competitors within the Water Infrastructure segment include KSB Inc., Sulzer Ltd., Evoqua Water Technologies and Danaher Corporation.
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
Research and Development
Research and development (“R&D”) is a key foundation of our growth strategy and we focus on the design and development of products and application know-how that anticipate customer needs and emerging trends. Our engineers are involved in new product development as well as improvement of existing products to increase customer value. Our businesses invest substantial resources for R&D. We anticipate we will continue to develop and invest in our R&D capabilities to promote a steady flow of innovative, high-quality and reliable products and applications to further strengthen our position in the markets we serve. We invested $95 million, $104 million, and $104 million in R&D in 2015, 2014 and 2013, respectively.
We have R&D and product development capabilities around the world. R&D activities are initially conducted in our technology centers, located in conjunction with some of our major manufacturing facilities to ensure an efficient and robust development process. We have several global technical centers and local development teams around the world where we are supporting global needs and accelerating the customization of our application expertise to local needs. In some cases, our R&D activities are conducted at our piloting and testing facilities and at strategic customer sites. These piloting and testing facilities enable us to serve our strategic markets in each region of the world.
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

Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees based upon the facts and circumstances as currently known to us. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We do not anticipate these liabilities will have a material adverse effect on our consolidated financial position or results of operations. We cannot make assurances that other sites, or new details about sites known to us, that could give rise to environmental liabilities with such material adverse effects on us will not be identified in the future. At December 31, 2015, we had estimated and accrued $4 million related to environmental matters.
Employees
As of December 31, 2015, Xylem had approximately 12,700 employees worldwide.  We have more than 3,700 employees in the United States, of whom approximately 17% are represented by labor unions, and in certain foreign countries, some of our employees are represented by work councils.  We believe that our facilities are in favorable labor markets with ready access to adequate numbers of workers and believe our relations with our employees are good.
Company History and Certain Relationships
On October 31, 2011 (the "Distribution Date"), ITT completed the Spin-off (the “Spin-off”) of Xylem, formerly ITT’s water equipment and services businesses ("WaterCo"). The Spin-off was completed pursuant to the Distribution Agreement, dated as of October 25, 2011 (the “Distribution Agreement”), among ITT, Exelis Inc., acquired by Harris Inc. on May 29, 2015, (“Exelis”) and Xylem.
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
We offer our products and services in competitive markets. We believe the principal points of competition in our markets are product performance, reliability and innovation, application expertise, brand reputation, energy efficiency, product life cycle cost, timeliness of delivery, proximity of service centers, effectiveness of our distribution channels and price. Maintaining and improving our competitive position will require successful management of these factors, including continued investment by us in manufacturing, research and development, engineering, marketing, customer service and support, and our distribution networks. We may not be successful in maintaining our competitive position. Our competitors may develop products that are superior to our products, or may develop more efficient or effective methods of providing products and services or may adapt more quickly than we do to new technologies or evolving customer requirements. Pricing pressures also could cause us to adjust the prices of certain products to stay competitive, which could adversely affect our financial performance. Failure to continue competing successfully or to win large contracts could adversely affect our business, financial condition or results of operations.
Our results of operations and financial condition may be adversely affected by global economic and financial market conditions.
We compete around the world in various geographic and product markets. In 2015, 41%, 32% and 21% of our total revenue was from customers located in the United States, Europe and emerging markets, respectively. We expect revenue from these markets to be significant for the foreseeable future. Important factors impacting our businesses include the overall strength of these economies and our customers’ confidence in both local and global macro-economic conditions; industrial and federal, state, local and municipal governmental spending; the strength of the residential and commercial real estate markets; interest rates; availability of commercial financing for our customers and end-users; and unemployment rates. A slowdown or prolonged downturn in financial or macro-economic conditions in these areas or in the United States could have a material adverse effect on our business, financial condition and results of operations.
Economic and other risks associated with international sales and operations could adversely affect our business.
In 2015, 59% of our total revenue was from customers outside the United States, with 21% of total revenue generated in emerging markets. We expect our international operations sales and export sales to continue to be a significant portion of our revenue. We have placed a particular emphasis on increasing our growth and presence in emerging markets. Both our sales from international operations and export sales are subject, in varying degrees, to risks inherent to doing business outside the United States. These risks include the following:

•	possibility of unfavorable circumstances arising from host country laws or regulations;

•	currency exchange rate fluctuations and restrictions on currency repatriation;

•	potential negative consequences from changes to taxation policies;

•	disruption of operations from labor and political disturbances;

•	changes in tariff and trade barriers and import and export licensing requirements;

•	increased costs and risks of developing, staffing and simultaneously managing a number of global operations as a result of distance as well as language and cultural differences; and

•	insurrection, armed conflict, terrorism or war.
Any payment of distributions, loans or advances to us by our foreign subsidiaries could be subject to restrictions on, or taxation of, dividends on repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate. In addition to the general risks that we face outside the United States, we now conduct more of our operations in emerging markets than we have in the past, which could involve additional uncertainties for us, including risks that governments may impose limitations on our ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments to us, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. In addition, emerging markets pose other uncertainties, including the difficulty of enforcing agreements, challenges collecting receivables, protection of our intellectual property and other assets, pressure on the pricing of our products, higher business conduct risks, less qualified talent and risks of political instability. We cannot predict the impact such future, largely unforeseeable events might have on our business, financial condition and results of operations.
Failure to comply with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation could result in fines, criminal penalties and an adverse effect on our business.
We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including laws related to anti-corruption, export and import compliance, anti-trust and money laundering, due to our global operations. The U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. There has been an increase in anti-bribery law enforcement activity in recent years, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice ("DOJ") and the SEC, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures will always protect us from improper conduct of our employees or business partners. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable laws, including anti-corruption laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, and curtailment of operations in certain jurisdictions, and might materially and adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
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
We conduct approximately 59% of our business in various locations outside the United States. We are exposed to fluctuations in foreign currency transaction exchange rates, particularly with respect to the Euro, Swedish Krona, Canadian Dollar, British Pound, Polish Zloty and Australian Dollar. Any significant change in the value of currencies of the countries in which we do business relative to the value of the U.S. Dollar or Euro could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. The translation risk is primarily concentrated in the exchange rate between the U.S. Dollar and the Euro, British Pound, Chinese Yuan, Swedish Krona, Canadian Dollar and Australian Dollar. As the U.S. Dollar fluctuates against other currencies in which we transact business, revenue and income can be impacted. For instance, our 2015 revenue decreased by 8.0% due to unfavorable foreign currency impacts. Continued strengthening of the U.S. Dollar relative to the Euro and the currencies of the other countries in which we do business, could materially and adversely affect our revenue growth in future periods. Refer to Item 7A "Quantitative and Qualitative Disclosures about Market Risk" for additional information on foreign exchange risk.

Weather conditions and climate changes may adversely affect, or cause volatility to/in, our financial results.
Weather conditions, including heavy flooding, droughts and fluctuations in temperatures or shifting conditions as a result of climate change, can positively or negatively impact portions of our business. Within the dewatering space, our pumps provided through our Godwin and Flygt brands are used to remove excess or unwanted water. Heavy flooding due to weather conditions drives increased demand for these applications. On the other hand, drought conditions drive higher demand for pumps used in agricultural and turf irrigation applications, such as those provided by our Goulds Water Technology, Flowtronex and Lowara brands. Fluctuations to warmer and cooler temperatures result in varying levels of demand for products used in residential and commercial applications where homes and buildings are heated and cooled with HVAC units such as those provided by our B&G brand. Given the unpredictable nature of weather conditions and climate change, this may result in volatility for certain portions of our business, as well as the operations of certain of our customers and suppliers.
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
Acquisitions involve a number of risks and present financial, managerial and operational challenges, including: diversion of management attention from existing businesses and operations; integration of technology, operations personnel, and financial and other systems; potentially insufficient internal controls over financial activities or financial reporting at an acquired entity that could impact us on a combined basis; the failure to realize expected synergies; the possibility that we become exposed to substantial undisclosed liabilities or new material risks associated with the acquired businesses; and the loss of key employees of the acquired businesses.
We may incur impairment charges for our goodwill and other indefinite-lived intangible assets which would negatively impact our operating results.
We have a significant amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions we have completed. As of December 31, 2015, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled approximately $2 billion. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the fair value of trademarks and trade names as of the acquisition date. We do not amortize goodwill and indefinite-lived intangible assets that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if interim indicators suggest that a potential impairment could exist. In testing for impairment, we will make a qualitative assessment, and if we believe that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair our goodwill and other indefinite-lived intangible assets. Any charges relating to such impairments could adversely affect our results of operations and financial condition in the periods recognized.
We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business.
We have announced restructuring plans in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. We may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring. Additionally, as a result of our restructuring, we may experience a loss of continuity, loss of accumulated knowledge or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business.
The successful implementation and execution of our restructuring and realignment actions is critical to achieving our expected cost savings as well as effectively competing in the marketplace. Factors that may impede a successful implementation is retention of key employees, the impact of regulatory matters, and adverse economic market conditions. If the restructuring and realignment actions are not executed successfully, it could have a material adverse effect on our competitive position, business, financial condition and results of operations.
Changes in our effective tax rates may adversely affect our financial results.
We sell our products in more than 150 countries and 59% of our revenue was generated outside the United States in 2015. Given the global nature of our business, a number of factors may increase our future effective tax rates, including:

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
Our operating costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, energy and related utilities, freight, and cost of labor. In order to remain competitive, we may not be able to recuperate all or a portion of these higher costs from our customers through product price increases. Further, in a declining price environment, our operating margins may contract because we account for inventory using the first-in, first- out method. Actions we take to mitigate volatility in manufacturing and operating costs may not be successful and, as a result, our business, financial condition and results of operation could be materially and adversely affected.
Product defects and unanticipated use or inadequate disclosure with respect to our products could adversely affect our business, reputation and financial statements.
Manufacturing or design defects in (including in products or components that we source from third parties), unanticipated use of, or inadequate disclosure of risks relating to the use of products there can be no assurance that we or our customers or other third parties will not experience operational process failures or other problems that could result in potential product safety, regulatory or environmental risk which can lead to personal injury, death or property damage. These events could lead to recalls or safety alerts relating to our products, result in the removal of a product from the market and result in product liability claims being brought against us. Although we have liability insurance, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or will be adequate to cover any product liability claims. Recalls, removals and product liability claims can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products.
Our indebtedness may affect our business and may restrict our operational flexibility.
As of December 31, 2015, our total outstanding indebtedness was $1,274 million, including our 3.55% Senior Notes of $600 million aggregate principal amount due September 2016 and 4.875% Senior Notes of $600 million aggregate principal amount due October 2021. We have an existing Five-Year Competitive Advance and Revolving Credit Facility (the “Credit Facility”), which provides for an aggregate principal amount of up to $600 million. We have a Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank ("EIB") in an aggregate principal amount of up to €120 million (approximately $132 million).
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
Our business operations rely on information technology and communications networks, and operations that are vulnerable to damage or disturbance from a variety of sources. Regardless of protection measures, essentially all systems are susceptible to disruption due to failure, vandalism, computer viruses, security breaches, natural disasters, power outages and other events. In addition, we, and some of our third party vendors, have experienced cybersecurity attacks in the past and may experience them in the future, potentially with more frequency. To date, none have resulted in any material adverse impact to our business or operations. We have adopted measures to mitigate potential risks associated with information technology disruptions and cybersecurity threats, however, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, regulatory enforcement actions, and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.  We also have a concentration of operations on certain sites, e.g. production and shared services centers, where business interruptions could cause material damage and costs. Transport of goods from suppliers, and to customers, could also be hampered for the reasons stated above.  Although we continue to assess these risks, implement controls, and perform business continuity planning, we cannot be sure that interruptions with material adverse effects will not occur.

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
From time to time, we receive notices from third parties alleging intellectual property infringement or misappropriation. Any dispute or litigation regarding intellectual property could be costly and time-consuming due to the complexity and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims of infringement or misappropriation, we could lose our rights to critical technology, be unable to license critical technology or sell critical products and services, be required to pay substantial damages or license fees with respect to the infringed rights or be required to redesign our products at substantial cost, any of which could adversely impact our competitive position, financial condition and results of operations. Even if we successfully defend against claims of infringement or misappropriation, we may incur significant costs and diversion of management attention and resources, which could adversely affect our business, financial condition and results of operations.
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
Certain provisions of our third amended and restated articles of incorporation and our amended and restated by-laws may delay or prevent a merger or acquisition of part or all of our business operations. For example, the third amended and restated articles of incorporation and the amended and restated by-laws, among other things, require advance notice for shareholder proposals and nominations and do not permit action by written consent of the shareholders, unless unanimous. In addition, the amended and restated articles of incorporation authorize our Board of Directors to issue one or more series of preferred stock. These provisions may also discourage acquisition proposals of our business operations or delay or prevent a change in control, which could harm our stock price. Indiana law also imposes some restrictions on mergers and other business combinations between any holder of 10% or more of our outstanding common stock and us.
Risks Related to our 2011 Spin-off from ITT Corporation
In connection with our Spin-off, ITT and Exelis, acquired by Harris Inc. on May 29, 2015, will indemnify us for certain liabilities and we will indemnify ITT or Exelis for certain liabilities. If we are required to indemnify ITT or Exelis, we may need to divert cash to meet those obligations and our financial results could be negatively impacted. In the case of ITT's or Exelis's indemnity, there can be no assurance that those indemnities will be sufficient to insure us against the full amount of such liabilities, or as to ITT's or Exelis's ability to satisfy its indemnification obligations in the future.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.        PROPERTIES
We have approximately 350 locations in more than 40 countries. These properties total approximately 10.2 million square feet, of which more than 300 locations, or approximately 5.5 million square feet, are leased. We consider the offices, plants, warehouses and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. The following table shows the significant locations by segment:

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease
Water Infrastructure
Emmaboda	Sweden	Administration and Manufacturing	1,194,000	Owned
Stockholm	Sweden	Administration and Research & Development	172,000	2019
Shenyang	China	Manufacturing	125,000	Owned
Bridgeport	NJ	Administration and Manufacturing	136,000	2020
Yellow Springs	OH	Administration and Manufacturing	112,000	Owned
Quenington	UK	Manufacturing	86,000	2020
Applied Water
Morton Grove	IL	Administration and Manufacturing	530,000	Owned
Montecchio	Italy	Administration and Manufacturing	379,000	Owned
Nanjing	China	Manufacturing	363,000	Owned
Auburn	NY	Manufacturing	273,000	Owned
Lubbock	TX	Manufacturing	229,000	Owned
Cheektowaga	NY	Manufacturing	147,000	Owned
Corporate Headquarters
Rye Brook	NY	Administration	67,000	2023

ITEM 3.        LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings seek remedies relating to environmental matters, intellectual property matters, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. See Note 18, "Commitments and Contingencies", of the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding certain legal proceedings in which we are involved.

ITEM 4.        MINE SAFETY DISCLOSURES
None.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following information is provided regarding the executive officers of Xylem as of February 1, 2016:

NAME	AGE	CURRENT TITLE	OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS
Patrick K. Decker	51	President and Chief Executive Officer (2014)
• President and Chief Executive Officer, Harsco Corp. (diversified, worldwide industrial company) (2012)
• President, Flow Control Segment, Tyco International Ltd. (industrial products and services company) (2003)

Shashank Patel	55	Interim Chief Financial Officer (2015)	• VP, Finance, Applied Water Systems (2010)

Tomas Brannemo	46	Senior VP and President, Transport (2014)	• VP, Transport (2013) • VP and Director of Business Unit Aftermarket and Service (2010)

David Flinton	45	Senior VP and President, Dewatering (2015)
• VP, Engineering and Marketing, Applied Water Systems (2013)
• VP, Global Product Management, Applied Water Systems (2012)
• VP, Strategy and Integrated Management System (former Water Solutions division) (2010)

Pak Steven Leung	55	Senior VP and President, Emerging Markets (2015)
•
VP, Global Sales, Valves and Controls, Pentair Plc (diversified, worldwide industrial manufacturing company) (2013)
•
VP and General Manager, Global Process, Tyco International Ltd. (industrial products and services company) (2010)

Kenneth Napolitano	53	Senior VP and President, Applied Water Systems (2012)	• Senior VP and President, Residential and Commercial Water (2011) • President, Residential and Commercial Water (2009)

Colin R. Sabol	48	Senior VP and President, Analytics and Treatment (2015)	• Senior VP and President, Dewatering (2013) • Senior VP and Chief Strategy and Growth Officer (2011)

Kairus Tarapore	54	Senior VP and Chief Human Resources Officer (2015)	• Senior VP and Chief Administrative Officer, Babcock & Wilcox Company (2013) • Executive VP, Human Resources, Ceridian Corporation (2006)

NAME	AGE	CURRENT TITLE	OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS
Claudia S. Toussaint	52	Senior VP, General Counsel and Corporate Secretary (2014)
• Senior VP, General Counsel and Secretary, Barnes Group Inc. (international industrial and aerospace manufacturing) (2012)
• General Counsel, Flow Control Segment, Tyco International Ltd. (industrial products and services company) (2012)
• Senior VP, General Counsel and Secretary, Barnes Group Inc. (international industrial and aerospace manufacturing) (2010)

Note: Date in parentheses indicates the year in which the position was assumed.

BOARD OF DIRECTORS
The following information is provided regarding the Board of Directors of Xylem:

NAME	TITLE
Markos I. Tambakeras	Chairman, Xylem Inc., Former Chairman, President and Chief Executive Officer, Kennametal, Inc.

Curtis J. Crawford, Ph.D.	President and Chief Executive Officer, XCEO, Inc.

Patrick K. Decker	President and Chief Executive Officer, Xylem Inc.

Robert F. Friel	Chairman, President and Chief Executive Officer, PerkinElmer, Inc.

Victoria D. Harker	Chief Financial Officer, TEGNA Inc.

Sten E. Jakobsson	Former President and Chief Executive Officer, ABB AB

Steven R. Loranger	Former Chairman, President and Chief Executive Officer, ITT Corporation

Edward J. Ludwig	Former Chairman, President and Chief Executive Officer, Becton, Dickinson and Company

Surya N. Mohapatra, Ph.D.	Former Chairman, President and Chief Executive Officer, Quest Diagnostics Incorporated

Jerome A. Peribere	President and Chief Executive Officer, Sealed Air Corporation

PART II
ITEM 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
2015 and 2014 Market Price and Dividends
Our common stock trades publicly on the New York Stock Exchange under the trading symbol “XYL”. The following table shows the high and low prices per share of our common stock as reported by the New York Stock Exchange and the dividends declared per share for the periods indicated.

	High	Low	Dividend
Fiscal Year ended December 31, 2015
First Quarter	$38.59	$33.54	$0.1408
Second Quarter	37.70	34.80	0.1408
Third Quarter	37.32	29.90	0.1408
Fourth Quarter	38.00	32.16	0.1408

Fiscal Year ended December 31, 2014
First Quarter	$39.79	$32.62	$0.1280
Second Quarter	40.00	34.50	0.1280
Third Quarter	39.43	34.77	0.1280
Fourth Quarter	39.23	31.80	0.1280
The closing price of our common stock on the NYSE on January 29, 2016 was $35.95 per share. As of January 29, 2016, there were 13,784 holders of record of our common stock.
Dividends are declared and paid on the common stock at the discretion of our Board of Directors and depend on our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2016, we declared a dividend of $0.1549 per share to be paid on March 16, 2016 for shareholders of record on February 18, 2016.
There have been no unregistered offerings of our common stock during 2015.

Fourth Quarter 2015 Share Repurchase Activity
The following table summarizes our purchases of our common stock for the quarter ended December 31, 2015:

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
10/1/15 - 10/31/15	—	—	—	$479
11/1/15 - 11/30/15	0.7	36.80	0.7	$454
12/1/15 - 12/31/15	0.7	36.71	0.7	$429

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. During the three months ended December 31, 2015, we repurchased 1.4 million shares for $50 million. There are up to $420 million in shares that may still be purchased under this plan as of December 31, 2015.

On August 18, 2012, the Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares purchased under this program during the three months ended December 31, 2015 and there are 0.3 million shares (approximately $9 million based on the closing share price on December 31, 2015) that may still be purchased under this plan.

PERFORMANCE GRAPH
CUMULATIVE TOTAL RETURN
The following graph compares the relative performance of our common stock, the S&P 500 Index and the S&P 500 Industrials Index. This graph covers the period from October 13, 2011 (the first day our common stock began “when-issued” trading on the NYSE) through December 31, 2015. Our common stock began “regular-way” trading following the Spin-off on November 1, 2011.

	XYL	S&P 500	S&P 500 Industrials Index
October 13, 2011	$100	$100	$100
October 31, 2011	110	104	106
December 31, 2011	106	105	108
December 31, 2012	114	121	124
December 31, 2013	148	161	175
December 31, 2014	165	183	192
December 31, 2015	161	186	187
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

ITEM 6.        SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data for the five years ended December 31, 2015. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in this Report.
On and prior to the Distribution Date, our financial position and results of operations consisted of WaterCo, the water equipment and services businesses of ITT Corporation. The Spin-off was completed pursuant to the Distribution Agreement among ITT, Exelis Inc., acquired by Harris Inc. on May 29, 2015, and Xylem. Xylem's financial position and results of operations have been derived from ITT’s historical accounting records and are presented on a carve-out basis through the Distribution Date, while our financial results for Xylem post Spin-off are prepared on a stand-alone basis. Further, financial information for the twelve months ended December 31, 2011 consists of the consolidated results of Xylem on a stand-alone basis for the two months of November and December and the combined results of operations of WaterCo for the first ten months on a carve-out basis.

	Year Ended December 31,
(in millions, except per share data)	2015	2014	2013	2012	2011 (a)
Results of Operations Data:
Revenue	$3,653	$3,916	$3,837	$3,791	$3,803
Gross profit	1,404	1,513	1,499	1,502	1,461
Gross margin	38.4%	38.6%	39.1%	39.6%	38.4%
Operating income	449	463	363	443	395
Operating margin	12.3%	11.8%	9.5%	11.7%	10.4%
Net income	340	337	228	297	279
Per Share Data:
Earnings per share:
Basic	$1.88	$1.84	$1.23	$1.60	$1.51
Diluted	1.87	1.83	1.22	1.59	1.50
Basic shares outstanding	180.9	183.1	185.2	185.8	185.1
Diluted shares outstanding	181.7	184.2	186.0	186.2	185.3
Cash dividends per share	$0.5632	$0.5120	$0.4656	$0.4048	$0.1012
Balance Sheet Data (at period end):
Cash and cash equivalents	$680	$663	$533	$504	$318
Working capital*	810	882	930	859	834
Total assets (b)(c)	4,657	4,833	4,857	4,639	4,350
Total debt (b)	1,274	1,284	1,235	1,197	1,197

*	The Company calculates Working capital as follows: net accounts receivable + inventories - accounts payable - customer advances.

(a)	In 2011, we acquired YSI Incorporated, which contributed revenue of $35 million in 2011 and $371 million of total assets on date of acquisition.

(b)
Debt issuance costs of $6 million, $8 million and $9 million in 2013, 2012 and 2011, respectively, were reclassified to long-term debt from other non-current assets within the Consolidated Balance Sheet. See Note 2, “Recently Issued Accounting Pronouncements,” of the consolidated financial statements.

(c)
Deferred tax assets of $33 million, $32 million and $41 million in 2013, 2012 and 2011, respectively, were reclassified to deferred tax liabilities within the Consolidated Balance Sheet. See Note 2, “Recently Issued Accounting Pronouncements,” of the consolidated financial statements.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2015. Except as otherwise indicated or unless the context otherwise requires, “Xylem,” “we,” “us,” “our” and “the Company” refer to Xylem Inc. and its subsidiaries.
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

(in millions, except per share data)	2015	2014	2013
Net income	$340	$337	$228
Restructuring and realignment, net of tax benefit of $5, $12 and $18, respectively	15	31	46
Special charges, net of tax benefit of $0 and $9, respectively	5	—	23
Tax-related special items	(15)	5	14
Gain on sale of business, net of $0 tax in both years	(9)	(11)	—
Adjusted net income	$336	$362	$311
Weighted average number of shares - Diluted	181.7	184.2	186.0
Adjusted earnings per share	$1.85	$1.97	$1.67

•	"operating expenses excluding restructuring and realignment costs and special charges" defined as operating expenses, adjusted to exclude restructuring and realignment costs and special charges.

•
"adjusted operating income (loss)" defined as operating income (loss), adjusted to exclude restructuring and realignment costs and special charges, and "adjusted operating margin" defined as adjusted operating income divided by total revenue.

•
“realignment costs” defined as costs not included in restructuring costs that are incurred as part of actions taken to reposition our business, including items such as professional fees, severance, relocation, travel, facility set-up and other costs.

•
“special charges" defined as costs incurred by the Company, such as legal and professional fees, associated with the Korea matters, costs incurred for the contractual indemnification of tax obligations to ITT, certain costs incurred during the third quarter of 2013 for the settlement of legal proceedings with Xylem Group LLC, as well as the change in chief executive officer and other special non-operating items.

•	"tax-related special items" defined as tax items, such as tax return versus tax provision adjustments, tax exam impacts, tax law change impacts and other discrete tax adjustments.
•"free cash flow" defined as net cash from operating activities, as reported in the Statement of Cash Flow, less capital expenditures, as well as adjustments for other significant items that impact current results that management believes are not related to our ongoing operations and performance. Our definition of free cash flow does not consider certain non-discretionary cash payments, such as debt. The following table provides a reconciliation of free cash flow.

(in millions)	2015	2014	2013
Net cash provided by operating activities	$464	$416	$324
Capital expenditures	(117)	(119)	(126)
Free cash flow	$347	$297	$198
Executive Summary
Xylem reported revenue of $3,653 million for 2015, a decrease of 6.7% from $3,916 million reported in 2014. Revenue increased 1.3% on a constant currency basis due to strong organic growth in the public utility, commercial and residential markets, partially offset by declines in industrial in the oil and gas market. Operating income for 2015 was $449 million, reflecting a decrease of $14 million or 3.0% compared to $463 million in 2014. Operating income as a percentage of revenue was 12.3% for 2015 versus 11.8% for 2014, an increase of 50 basis points. This increase in operating margin was primarily due to reduced restructuring and realignment costs as well as incremental cost savings from continuous improvement initiatives and restructuring actions. Partially offsetting these actions were cost inflation, unfavorable mix and unfavorable foreign exchange translation impacts.

Additional financial highlights for 2015 include the following:

•	Net income of $340 million, or $1.87 per diluted share ($336 million or $1.85 per diluted share on an adjusted basis)

•	Free cash flow of $347 million, and net cash from operating activities of $464 million

•	Orders of $3,711 million (a 0.5% increase from 2014 on an organic basis)

•	We repurchased a total of $175 million in shares under our share repurchase programs approved by our Board of Directors as part of our strategy to enhance shareholder return

•	Dividends paid to shareholders increased 10% in 2015.
2016 Business Outlook
We continue to anticipate organic revenue growth in the low-to-mid single digits in 2016. The following is a summary of our outlook by market.

•
Industrial was down 1% for 2015 as general industrial strength was more than offset by oil and gas declines in Canada and the United States. For 2016, we expect growth to be flat to up in the low-single-digits. This projection assumes low-single-digit growth in light industrial applications, and double-digit declines in oil and gas, and mining applications.

•
Public utilities increased 4% for 2015 driven by the United States recovery and continued emerging markets investments. We expect growth in mid-single-digits for 2016 as we anticipate continued growth in the United States and continued investments across emerging markets. We also anticipate that market conditions in Europe will remain stable.

•
Commercial experienced growth of 4% for 2015 driven by a recovering institutional building sector in the United States. We expect continued growth in the mid-single-digit range for 2016. Our expectation is that growth in the U.S. institutional building market will continue through the year, urbanization will continue to drive growth in most emerging markets and that conditions in Europe will modestly improve.

•
Residential markets grew 4% in 2015 with the strongest growth in the U.S. For 2016 we expect low-to-mid-single digit growth driven by continued strength in the U.S. We also expect continued low-single-digit growth in Europe.

•
Our agriculture markets, which is our smallest end market, declined 8% in 2015 driven by unfavorable U.S. weather conditions. We expect 2016 to grow low-single-digits as we will likely see a modest recovery from the significant weather events in 2015.

We will continue to strategically execute restructuring and realignment actions primarily to reposition our European and North American business in an effort to optimize our cost structure and improve our operational efficiency and effectiveness. During 2015, we incurred $6 million and $14 million in restructuring and realignment costs, respectively. As a result of the restructuring actions in 2015, we realized $2 million of net savings and expect to realize approximately $1 million of incremental net savings in 2016. During 2016, we expect to incur approximately $25 million in restructuring and realignment costs. We expect to realize approximately $8 million of savings from our 2016 actions.
Additional strategic actions we are taking include strategic initiatives to drive above-market growth, advance continuous improvement activities to increase productivity, focus on improving cash performance and drive a disciplined capital deployment strategy.

Results of Operations

(in millions)	2015	2014	2013	2015 v. 2014		2014 v. 2013
Revenue	$3,653	$3,916	$3,837	(6.7)%		2.1%
Gross profit	1,404	1,513	1,499	(7.2)%		0.9%
Gross margin	38.4%	38.6%	39.1%	(20	)bp	(50	)bp
Operating expenses excluding restructuring and realignment costs and special charges	930	1,007	1,048	(7.6)%		(3.9)%
Expense to revenue ratio	25.5%	25.7%	27.3%	(20	)bp	(160	)bp
Restructuring and realignment costs	20	43	64	(53.5)%		(32.8)%
Special charges	5	—	24	NM		NM
Total operating expenses	955	1,050	1,136	(9.0)%		(7.6)%
Operating income	449	463	363	(3.0)%		27.5%
Operating margin	12.3%	11.8%	9.5%	50	bp	230	bp
Interest and other non-operating expense (income), net	55	53	65	3.8%		(18.5)%
Gain on sale of business	9	11	—	(18.2)%		NM
Income tax expense	63	84	70	(25.0)%		20.0%
Tax rate	15.6%	19.8%	23.5%	(420	)bp	(370	)bp
Net income	$340	$337	$228	0.9%		47.8%
NM     Not Meaningful
2015 versus 2014
Revenue
Revenue generated for 2015 was $3,653 million, a decrease of $263 million, or 6.7%, compared to $3,916 million in 2014. On a constant currency basis, revenue grew 1.3%. This increase was primarily driven by strong organic growth within emerging markets, particularly in China and India. The United States and western Europe also grew organically, which was partially offset by declines in Canada. In addition, the organic growth was partially offset by the divestiture of the Wolverhampton valves business early in the third quarter of 2014.
The following table illustrates the impact on 2015 revenue from organic growth, recent acquisitions/divestitures, and foreign currency translation in relation to revenue.

(in millions)	$ Change	% Change
2014 Revenue	$3,916
Organic Growth	60	1.5%
Acquisitions/(Divestitures)	(10)	(0.3)%
Constant Currency	50	1.3%
Foreign currency translation (a)	(313)	(8.0)%
Total change in revenue	(263)	(6.7)%
2015 Revenue	$3,653

(a)
Foreign currency translation impact primarily due to fluctuations in the value of the Euro, Swedish Krona, Australian Dollar, British Pound, Canadian Dollar and Norwegian Krone against the U.S. Dollar.

The following table summarizes revenue by segment for 2015 and 2014:

(in millions)	2015	2014	As Reported Change	Constant Currency Change
Water Infrastructure	$2,231	$2,442	(8.6)%	0.9%
Applied Water	1,422	1,474	(3.5)%	1.8%
Total	$3,653	$3,916	(6.7)%	1.3%

Water Infrastructure
Water Infrastructure’s revenue decreased $211 million, or 8.6% in 2015 (0.9% increase on a constant currency basis) compared to 2014. The constant currency increase was driven by organic growth of $22 million or 0.9% due to continued strength in the public utility end market partially offset by weakness in the industrial market. The industrial market performance decline was due to decreases in dewatering applications in the oil and gas market which more than offset increases in the balance of the industrial market.
From an application perspective, organic revenue grew in transport, treatment and test applications. The organic revenue growth from transport applications was predominately due to public utility strength in the emerging markets, the United States and in western Europe, partially offset by declines in industrial dewatering applications from weakness in the oil and gas market in Canada and the United States. The organic revenue growth from treatment applications was due to ozone and filtration projects in China and Australia which was somewhat offset by the lapping of a large project in Latin America in 2014 and general weakness in Europe. Organic revenue growth from test applications was driven by growth in China and India due to demand for new wastewater and river monitoring products.
Applied Water
Applied Water’s revenue decreased $52 million, or 3.5% in 2015 (a 1.8% increase on a constant currency basis) compared to 2014. The growth on a constant currency basis is driven primarily by organic revenue growth of $38 million or 2.6% due to strength in the commercial, industrial water and residential end markets, partially offset by declines in the agriculture end market. This increase in the current year was partially offset by the absence of $11 million in revenue from the divested Wolverhampton valves business.
From an applications perspective, the increase in organic revenue was predominately due to continued growth in commercial building services from a recovering institutional building sector in the United States and strength in Asia. The industrial water application organic revenue grew from project strength in western Europe and the United States, which was partially offset by the aforementioned Wolverhampton divestiture. Residential building services organic revenue increased primarily in the United States due to improvements in the home construction market and market share gain. Irrigation applications organic revenue decline was largely impacted by severe flooding conditions in the southeast and southwest regions of the United States and the lapping of a strong fourth quarter in 2014.
Orders/Backlog
Orders received during 2015 decreased by $310 million, or 7.7% to $3,711 million (a 0.2% increase on a constant currency basis). Organic order growth increased $19 million or 0.5% for the year.
Water Infrastructure segment orders decreased $215 million, or 8.6% to $2,296 million (1.0% growth on a constant currency basis). Organic order growth of 1.0% was predominantly due to organic order increases for treatment applications due to large projects in the Middle East and Greater Asia. The organic orders for test applications were slightly up. Slightly offsetting these increases was a decline in organic orders for transport applications predominately due to decreases in the dewatering transport application due to weakness in the oil and gas market, which more than offset solid growth in the remainder of the transport applications.
Orders decreased in our Applied Water segment $95 million, or 6.3% to $1,415 million (1.0% decline on a constant currency basis). The order decline on a constant currency basis was due to the organic order volume decrease of 0.3%, due to market softness in the oil and gas and agricultural markets, as well as the absence of orders from our Wolverhampton valves divestiture.
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles, and delays can occur from time to time. Total backlog was $716 million at December 31, 2015 and $740 million at December 31, 2014. This decrease is due to foreign currency translation impacts. We anticipate that approximately 81% of the backlog at December 31, 2015 will be recognized as revenue during 2016.
Gross Margin
Gross margins as a percentage of consolidated revenue declined to 38.4% in 2015 from 38.6% in 2014. The gross margin decline was primarily due to negative currency translation impacts. Excluding the negative currency translation impacts, gross margin was slightly higher as compared to 2014. Benefits realized from cost saving initiatives through global sourcing and lean six sigma, as well as increased volume, more than offset material and labor inflation headwinds and unfavorable sales mix, primarily due to higher volume sold to the emerging markets.

Operating Expenses

(in millions)	2015	2014	Change
Selling, general and administrative expenses ("SG&A")	$854	$920	(7.2)%
SG&A as a % of revenue	23.4%	23.5%	(10	)bp
Research and development expenses ("R&D")	95	104	(8.7)%
R&D as a % of revenue	2.6%	2.7%	(10	)bp
Restructuring charges	6	26	(76.9)%
Operating expenses	$955	$1,050	(9.0)%
Expense to revenue ratio	26.1%	26.8%	(70	)bp
Selling, General and Administrative Expenses
SG&A decreased by $66 million or 7.2% to 23.4% of revenue in 2015, as compared to 23.5% of revenue in 2014. The decrease in SG&A expenses as a percentage of revenue was primarily due to currency translation impacts. Additionally, cost inflation was offset by cost savings from continuous improvement initiatives and restructuring actions as well as reduced realignment costs.
Research and Development Expenses
R&D spending decreased $9 million or 8.7% to 2.6% of revenue in 2015 as compared to 2.7% of revenue in 2014 primarily due to currency translation impacts.
Restructuring Charges
During 2015, we incurred restructuring costs of $5 million and $1 million in our Water Infrastructure and Applied Water segments, respectively. These charges were incurred primarily in an effort to realign our organizational structure in Europe and North America to optimize our cost structure. The charges relate to the reduction in structural costs, including a decrease in headcount and consolidation of facilities. During 2014, we recognized restructuring costs of $19 million, $6 million and $1 million in our Water Infrastructure and Applied Water segments, and Corporate and other, respectively. These charges were incurred primarily in an effort to realign our organizational structure in Europe and North America to optimize our cost structure. The charges relate to the reduction in structural costs, including a decrease in headcount and consolidation of facilities.
Total expected costs associated with actions that commenced during 2015 are approximately $5 million for Water Infrastructure and approximately $1 million for Applied Water. These costs primarily comprise severance charges. The Water Infrastructure actions are expected to continue through the second quarter of 2016. Substantially all of cost associated with the Applied Water actions have been incurred. As a result of these actions initiated in 2015, we achieved savings of approximately $2 million in 2015 and estimate annual future net savings beginning in 2016 of approximately $3 million, resulting in $1 million of incremental savings in 2016 from the 2015 actions.
Operating Income
We generated operating income of $449 million during 2015, a $14 million or 3.0% decrease from the prior year. Operating income as a percentage of revenue was 12.3% for 2015 versus 11.8% for 2014, an increase of 50 basis points. This increase in operating margin was primarily due to reduced restructuring and realignment costs, incremental cost savings from continuous improvement initiatives and slightly higher volume. Partially offsetting these actions were cost inflation, unfavorable mix and unfavorable foreign exchange translation impacts.

The following table illustrates operating income results for our business segments:

(in millions)	2015	2014	Change
Water Infrastructure	$303	$321	(5.6)%
Applied Water	190	193	(1.6)%
Segment operating income	493	514	(4.1)%
Corporate and other	(44)	(51)	(13.7)%
Total operating income	$449	$463	(3.0)%
Operating margin
Water Infrastructure	13.6%	13.1%	50	bp
Applied Water	13.4%	13.1%	30	bp
Total Xylem	12.3%	11.8%	50	bp
The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

(in millions)	2015	2014	Change
Water Infrastructure
Operating income	$303	$321	(5.6)%
Restructuring and realignment costs	13	29	(55.2)%
Special charges	1	—	NM
Adjusted operating income	$317	$350	(9.4)%
Adjusted operating margin	14.2%	14.3%	(10	)bp
Applied Water
Operating income	$190	$193	(1.6)%
Restructuring and realignment costs	7	13	(46.2)%
Adjusted operating income	$197	$206	(4.4)%
Adjusted operating margin	13.9%	14.0%	(10	)bp
Corporate and other
Operating loss	$(44)	$(51)	(13.7)%
Restructuring and realignment costs	—	1	(100.0)%
Adjusted operating loss	$(44)	$(50)	(12.0)%
Total Xylem
Operating income	$449	$463	(3.0)%
Restructuring and realignment costs	20	43	(53.5)%
Special charges	1	—	NM
Adjusted operating income	$470	$506	(7.1)%
Adjusted operating margin	12.9%	12.9%	—
NM    Not Meaningful
Water Infrastructure
Operating income for our Water Infrastructure segment decreased $18 million or 5.6% (decreased $33 million or 9.4% on an adjusted basis) compared to the prior year. On an adjusted basis the operating margin decreased from 14.3% to 14.2%. The reduction in operating margin was due to cost inflation and unfavorable mix resulting from the declines in our dewatering business driven by oil and gas weakness, and lower emerging market margins. This reduction was not quite offset by cost savings from procurement initiatives, lean six sigma initiatives and restructuring actions.
Applied Water
Operating income for our Applied Water segment decreased $3 million or 1.6% (decreased $9 million or 4.4% on an adjusted basis) compared to the prior year. On an adjusted basis the operating margin decreased from 14.0% to 13.9%. The reduction in operating margin was due to cost inflation, unfavorable mix and foreign exchange impacts, partially offset by cost reductions from procurement and lean six sigma initiatives and higher volume.

Corporate and other
Operating loss for corporate and other decreased $7 million or 13.7% (decreased $6 million or 12.0% on an adjusted basis) compared to the prior year. The reduction in adjusted operating loss was primarily due to reduced information technology and franchise tax costs.
Interest Expense
Interest expense was $55 million and $54 million for 2015 and 2014, respectively, primarily related to interest expense on $1.2 billion aggregate principal amount of our senior notes. Refer to Note 13, “Credit Facilities and Long-Term Debt,” for further details.
Income Tax Expense
The income tax provision for 2015 was $63 million at an effective tax rate of 15.6% compared to $84 million at an effective tax rate of 19.8% in 2014. The 2015 effective tax rate is lower than 2014 due primarily to geographic mix of earnings as well as a reduction in the amount of unrecognized tax benefits recorded.
Other Comprehensive (Loss) Income
Other comprehensive loss before tax of $130 million in 2015 as compared to $284 million loss in 2014 was primarily due to a $23 million net gain in postretirement benefit plans foreign currency in 2015 as compared to a net loss of $110 million for 2014. Further contributing to this decreased loss was a lower translation loss of $26 million primarily due to less weakening of the Euro against the U.S. Dollar largely offset by the additional weakening of the Swedish Krona against the U.S. Dollar. Additionally, there was a release of $8 million of currency translation gains out of Other comprehensive (loss) income recognized as part of the sale of a business.
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

Operating Expenses

(in millions)	2014	2013	Change
Selling, General and Administrative (SG&A)	$920	$986	(6.7)%
SG&A as a % of revenue	23.5%	25.7%	(220	)bp
Research and Development (R&D)	104	104	—%
R&D as a % of revenue	2.7%	2.7%	—	bp
Restructuring and asset impairment charges	26	42	(38.1)%
Separation Costs	—	4	NM
Operating expenses	$1,050	$1,136	(7.6)%
Expense to revenue ratio	26.8%	29.6%	(280	)bp
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
Total expected costs associated with actions that commenced during 2014 are approximately $19 million for Water Infrastructure, approximately $6 million for Applied Water and approximately $1 million for Corporate and other. These costs primarily comprise severance charges and the actions are substantially complete. As a result of these actions initiated in 2014, we achieved savings of approximately $13 million in 2014 and annual future net savings beginning in 2015 of approximately $26 million.
Total costs associated with actions that commenced during 2013 are approximately $32 million for Water Infrastructure and approximately $8 million for Applied Water. These costs primarily comprise severance charges. These actions are substantially complete. As a result of actions initiated during 2013, we achieved net savings of approximately $13 million in 2013 and annual future net savings beginning in 2014 of approximately $36 million.
Additionally, in the fourth quarter of 2013, we recorded a $2 million impairment charge related to three trade names in our Water Infrastructure segment associated with acquired businesses within our Analytics operating unit, reflecting a decline in their value since being acquired. Refer to Note 4, “Restructuring and Asset Impairment Charges,” for additional information.

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

(in millions)	2014	2013	Change
Water Infrastructure
Operating income	$321	$263	22.1%
Restructuring and realignment costs	29	48	(39.6)%
Special charges	—	4	NM
Adjusted operating income	$350	$315	11.1%
Adjusted operating margin	14.3%	13.2%	110	bp
Applied Water
Operating income	$193	$175	10.3%
Restructuring and realignment costs	13	16	(18.8)%
Adjusted operating income	$206	$191	7.9%
Adjusted operating margin	14.0%	13.1%	90	bp
Corporate and other
Operating loss	$(51)	$(75)	(32.0)%
Restructuring and realignment costs	1	—	NM
Special charges	—	20	100.0%
Adjusted operating loss	$(50)	$(55)	(9.1)%
Total Xylem
Operating income	$463	$363	27.5%
Restructuring and realignment costs	43	64	(32.8)%
Special charges	—	24	NM
Adjusted operating income	$506	$451	12.2%
Adjusted operating margin	12.9%	11.8%	110	bp
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
Corporate and other
Operating loss for corporate and other decreased $24 million or 32.0% (decreased $5 million or 9.1% on an adjusted basis) compared to the prior year. The reduction in adjusted operating loss was primarily due to reduced stock based compensation expense and costs associated with the corporate headquarter move in 2013 that did not recur in 2014.
Interest Expense
Interest expense was $54 million and $55 million for 2014 and 2013, respectively, primarily related to interest expense on $1.2 billion aggregate principal amount of our senior notes. Refer to Note 13, “Credit Facilities and Long-Term Debt,” for further details.
Income Tax Expense
The income tax provision for 2014 was $84 million at an effective tax rate of 19.8% compared to $70 million at an effective tax rate of 23.5% in 2013. The 2014 effective tax rate is lower than 2013 due primarily to geographic mix of earnings.
Other Comprehensive (Loss) Income
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
Liquidity and Capital Resources
The following table summarizes our sources and uses of cash:

	Year Ended December 31,
(in millions)	2015	2014	2013
Operating activities	$464	$416	$324
Investing activities	(132)	(86)	(199)
Financing activities	(262)	(147)	(100)
Foreign exchange (a)	(53)	(53)	4
Total	$17	$130	$29

(a)	2015 and 2014 impact is primarily due to the weakness of the Euro against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
During 2015, net cash provided by operating activities was $464 million, compared to $416 million in 2014. The $48 million year-over-year increase was primarily driven by a decrease in the use of working capital from reduced inventory levels in 2015 and improved collections of receivables. Lower payments for restructuring and postretirement benefit plans were more than offset by increased payments for foreign value-added taxes as compared to the prior year.
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
Investing Activities
Cash used in investing activities was $132 million for 2015, compared to $86 million in 2014. The increase of $46 million was primarily due to $18 million spent on an acquisition in 2015 as compared to nothing in 2014 as well as cash received in 2014 of $30 million for the sale of our Wolverhampton business.
Cash used in investing activities was $86 million in 2014 compared to $199 million in 2013. The decrease of $113 million was primarily driven by a decrease in acquisition activity as there were no acquisitions in 2014, whereas we spent $81 million for acquisitions during 2013. Also contributing to the decrease was the receipt of $30 million in 2014 for the sale of a business. Capital expenditures were also lower in 2014, with a $7 million reduction primarily due to a decrease in the spending on post Spin-off information technology investments and the relocation of our corporate headquarters.
Financing Activities
Cash used by financing activities was $262 million, $147 million and $100 million during 2015, 2014 and 2013, respectively. In 2015, the $115 million increase is primarily driven by an increase in share repurchase activity of $45 million and an increase of $8 million, or a 10% per share increase, in dividends paid to shareholders as well as a decrease in cash received from short-term debt borrowings under the European Investment Bank facility of $50 million. In 2014, the $47 million increase reflected cash used for share repurchase activity increasing $61 million and dividend payments increasing $7 million compared to 2013. These uses were partially offset by an increase in cash received from short-term debt borrowings under the European Investment Bank facility of $50 million in 2014 versus $38 million in 2013.
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
The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and leaseback transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior

Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. If a change of control triggering event (as defined in the Senior Notes) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase. As of December 31, 2015, we were in compliance with all covenants.
Interest on the Senior Notes due 2016 is payable on March 20 and September 20 of each year. Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year.
As of December 31, 2015, we have classified $600 million of our Senior Notes due 2016 as long-term based on our current ability and intent to refinance the outstanding borrowings on a long-term basis.
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
At our election, the interest rate per annum applicable to the revolving loans will be based on either (i) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin or (ii) a fluctuating rate of interest determined by reference to the greatest of: (a) the prime rate of Citibank, N.A., (b) the U.S. Federal funds effective rate plus 0.5% or (c) the Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, in each case, plus an applicable margin.
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The Credit Facility also contains limitations on, among other things, incurring secured debt, granting liens, entering into sale and leaseback transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of December 31, 2015, we were in compliance with all covenants.
As of December 31, 2015, the Credit Facility was undrawn.
Research and Development Facility Agreement
On December 3, 2015, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank (the "EIB") to amend the maturity date. The facility provides an aggregate principal amount of up to €120 million (approximately $132 million) to finance research projects and infrastructure development in the European Union. The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the R&D Facility Agreement.  The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the EIB. The funds are available during the period from 2013 through 2016 at the Company's facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.
Under the R&D Facility Agreement, the borrower can draw loans on or before March 31, 2016 with a maturity of no longer than 12 years. The R&D Facility Agreement provides for Fixed Rate loans and Floating Rate loans. The interest rate per annum applicable to Fixed Rate loans is at a fixed percentage rate per annum specified by the EIB which includes the applicable margin. The interest rate per annum applicable to Floating Rate loans is at the rate determined by reference to EURIBOR for loans drawn in Euros and LIBOR for loans drawn in Pounds Sterling or U.S. Dollars, plus an applicable spread specified by the EIB which includes the applicable margin. The applicable margin for both Fixed Rate loans and Floating Rate loans is determined by reference to the credit rating of the Company.
In accordance with the terms of the R&D Facility Agreement, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions, such as customary representations and warranties, additional covenants and customary events of default. As of December 31, 2015, we were in compliance with all covenants.

As of December 31, 2015 and 2014, $76 million and $84 million was outstanding, respectively, under the R&D Facility Agreement. Although the borrowing term for this arrangement is up to five years, we have classified it as short-term debt on our Consolidated Balance Sheet since we intend to repay this obligation in less than a year.
Non-U.S. Operations
For 2015 and 2014, we generated 59% and 62% of our revenue from non-U.S. operations, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of our review, it is determined that all or a portion of the funds may be needed for our operations in the United States, we may be required to accrue additional U.S. taxes. As of December 31, 2015, our foreign subsidiaries were holding $656 million in cash or marketable securities.
As of December 31, 2015, our excess of financial reporting over the tax basis of investments in certain foreign subsidiaries totaled $1.9 billion. We have not asserted that $41 million of our excess basis difference will be indefinitely reinvested and have therefore provided for U.S or additional foreign withholding taxes for that portion. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.
Contractual Obligations
The following table summarizes our contractual commitments as of December 31, 2015:

(in millions)	2016	2017 - 2018	2019 - 2020	Thereafter	Total
Debt and capital lease obligations (1)	$678	$—	$—	$600	$1,278
Interest payments (1) (2)	51	59	59	29	198
Operating lease obligations	55	76	40	19	190
Purchase obligations (3)	82	3	—	—	85
Other long-term obligations reflected on the balance sheet	3	6	5	8	22
Total commitments	$869	$144	$104	$656	$1,773
In addition to the amounts presented in the table above, we have recorded liabilities for uncertain tax positions of $47 million, net investment hedges of $18 million and employee severance indemnity of $13 million. These amounts have been excluded from the contractual obligations table due to an inability to reasonably estimate the timing or amounts of such payments in individual years. Further, benefit payments which reflect expected future service related to the Company's pension and other postretirement employee benefit obligations are presented in Note 14, “Postretirement Benefit Plans” of the consolidated financial statements and not included in the above table. Finally, estimated environmental payments and workers' compensation and general liability reserves are excluded from the table above. We estimate, based on historical experience, that we will spend approximately $1 million to $2 million per year on environmental investigation and remediation and approximately $4 million to $5 million per year on workers' compensation and general liability. At December 31, 2015, we had estimated and accrued $4 million and $24 million related to environmental matters, and workers' compensation and general liability, respectively.

(1)
Refer to Note 13, “Credit Facilities and Long-Term Debt,” of the consolidated financial statements for discussion of the use and availability of debt and revolving credit agreements. Amounts represent principal payments of long-term debt including current maturities and exclude unamortized discounts. As of December 31, 2015, we have classified $600 million of our Senior Notes due 2016 as long-term based on our current ability and intent to refinance the outstanding borrowings on a long-term basis, however, we cannot reasonably estimate the future debt terms and interest payments.

(2)	Amounts represent estimates of future interest payments on long-term debt outstanding as of December 31, 2015.

(3)
Represents unconditional purchase agreements that are enforceable and legally binding and that specify all significant terms to purchase goods or services, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase agreements that are able to cancel without penalty have been excluded.

Off-Balance Sheet Arrangements
As of December 31, 2015, we have issued guarantees for the debt and other obligations of consolidated subsidiaries in the normal course of business. We have determined that none of these arrangements has a material current effect or is reasonably likely to have a material future effect on our consolidated financial statements, financial condition, changes in financial condition, revenues or expenses, liquidity, capital expenditures or capital resources.
We obtain certain stand-by letters of credit, bank guarantees and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of December 31, 2015, the amount of stand-by letters of credit, bank guarantees and surety bonds was $161 million.
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
Significant accounting policies used in the preparation of the Consolidated Financial Statements are discussed in Note 1, “Summary of Significant Accounting Policies,” of the consolidated financial statements. Accounting estimates and assumptions discussed in this section are those that we consider most critical to an understanding of our financial statements because they are inherently uncertain, involve significant judgments, include areas where different estimates reasonably could have been used, and changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results in these areas could differ from management’s estimates under different assumptions or conditions.
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
Determining the fair value of a reporting unit or an indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, assumed royalty rates, future economic and market conditions and identification of appropriate market comparable data. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also require judgment. Goodwill is tested for impairment at either the operating segment identified in Note 20, “Segment and Geographic Data,” of the consolidated financial statements, or one level below. The fair value of our reporting units and indefinite-lived intangible assets is based on estimates and assumptions that are believed to be reasonable. Significant changes to these estimates and assumptions could adversely impact our conclusions. Actual future results may differ from those estimates.

During the fourth quarter of 2015, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were substantially in excess of each of their carrying values. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment. We determined that no impairment of the indefinite-lived intangibles existed as of the measurement date in 2015.
Contingent Liabilities. As discussed in Note 18, "Commitments and Contingencies" of the consolidated financial statements, the Company is, from time to time, subject to a variety of litigation, environmental liabilities, product liabilities, and similar contingent liabilities incidental to its business (or the business operations of previously owned entities). The Company recognizes a liability for any contingency that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed in Note 18 of the consolidated financial statements. If the liabilities established by the Company with respect to these contingencies are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the recorded liability, which would adversely affect the Company’s financial statements.
Receivables and Allowance for Doubtful Accounts and Discounts. Receivables primarily comprise uncollected amounts owed to us from transactions with customers and are presented net of allowances for doubtful accounts and early payment discounts.
We determine our allowance for doubtful accounts using a combination of factors to reduce our trade receivable balances to their estimated net realizable amount. We maintain an allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, macroeconomic trends and conditions, significant one-time events, historical experience and the financial condition of customers. In addition, we record a specific reserve for individual accounts when we become aware of specific customer circumstances, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable. If circumstances related to the specific customer change, we adjust estimates of the recoverability of receivables as appropriate. We determine our allowance for early payment discounts primarily based on historical experience with customers.
Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different geographical regions. We perform ongoing credit evaluations of the financial condition of our third-party distributors, resellers and other customers and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of December 31, 2015 and 2014 we do not believe we have any significant concentrations of credit risk.
Postretirement Plans. Company employees around the world participate in numerous defined benefit plans. The determination of projected benefit obligations and the recognition of expenses related to these plans are dependent on various assumptions. These major assumptions primarily relate to discount rates, expected long-term rates of return on plan assets, rate of future compensation increases, mortality, health care inflation and years of service (some of which are disclosed in Note 14, “Postretirement Benefit Plans,” of the consolidated financial statements) and other factors. Actual results that differ from our assumptions are accumulated and amortized on a straight-line basis only to the extent they exceed 10% of the higher of the market-related value or projected benefit obligation, over the average remaining service period of active plan participants, or for plans with all or substantially all inactive participants, over the average remaining life expectancy.

Significant Assumptions
Management develops each assumption using relevant Company experience, in conjunction with market-related data for each individual country in which such plans exist. All assumptions are reviewed annually with third-party consultants and adjusted as necessary. The table included below provides the weighted average assumptions used to estimate our defined benefit pension obligations and costs as of and for the years ended 2015 and 2014.

	2015		2014
	U.S.	Int’l	U.S.	Int’l
Benefit Obligation Assumptions
Discount rate	4.27%	3.44%	4.01%	3.14%
Rate of future compensation increase	NM	3.29%	NM	3.34%
Net Periodic Benefit Cost Assumptions
Discount rate	4.01%	3.14%	4.79%	4.23%
Expected long-term return on plan assets	8.00%	7.31%	8.00%	7.30%
Rate of future compensation increase	NM	3.34%	NM	3.48%

NM	Not meaningful. The pension benefits for future service for all the U.S. pension plans are based on years of service and not impacted by future compensation increases.
We determine the expected long-term rate of return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, the Company analyzes the estimated future returns based on independent estimates of asset class returns and evaluates historical broad market returns over long-term timeframes based on the strategic asset allocation, which is detailed in Note 14, “Postretirement Benefit Plans,” of the consolidated financial statements.
Based on the approach described above, the chart below shows weighted average actual returns versus the weighted average expected long-term rates of return for our pension plans that were utilized in the calculation of the net periodic pension cost for each respective year.

	2015	2014	2013
Expected long-term rate of return on plan assets	7.38%	7.38%	7.40%
Actual rate of return on plan assets	3.51%	18.13%	10.17%
For the recognition of net periodic pension cost, the calculation of the expected return on plan assets is generally derived by applying the expected long-term rate of return to the market-related value of plan assets. The market-related value of plan assets is based on average asset values at the measurement date over the last five years. The use of fair value, rather than a calculated value, could materially affect net periodic pension cost. The weighted average expected long-term rate of return for all of our plan assets to be used in determining net periodic benefit costs for 2016 is estimated at 7.32%. We estimate that every 25 basis point change in the expected return on plan assets impacts the expense by $1 million.
The discount rate reflects our expectation of the present value of expected future cash payments for benefits at the measurement date. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense. We base the discount rate assumption on current investment yields of high-quality fixed income investments during the retirement benefits maturity period. The pension discount rate was determined by considering an interest rate yield curve comprising AAA/AA bonds, with maturities between zero and 30 years, developed by the plan’s actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single-point discount rate matching the plan’s characteristics. Our weighted average discount rate for all pension plans effective January 1, 2016, is 3.53%. We estimate that every 25 basis point change in the discount rate impacts the expense by $1 million.
The rate of future compensation increase assumption reflects our long-term actual experience and future and near-term outlook. Effective January 1, 2016, our expected rate of future compensation is 3.29% for all pension plans. The estimated impact of a 25 basis point change in the expected rate of future compensation is less than $1 million.
The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 7.00% for 2016, decreasing ratably to 4.50% in 2027. An increase or decrease in the health care trend rates by one percent per year would impact the aggregate annual service and interest components by less than $1 million, and impact the benefit obligation by approximately $4 million.

We currently anticipate making contributions to our pension and postretirement benefit plans in the range of $26 million to $36 million during 2016, of which $8 million is expected to be made in the first quarter.
Funded Status
Funded status is derived by subtracting the respective year-end values of the projected benefit obligations from the fair value of plan assets. We estimate that every 25 basis point change in the discount rate impacts the funded status by approximately $26 million.
Fair Value of Plan Assets
The plan assets of our pension plans comprise a broad range of investments, including domestic and foreign equity securities, interests in private equity and hedge funds, fixed income investments, insurance contracts, and cash and cash equivalents.
A portion of our pension benefit plan assets portfolio comprises investments in private equity and hedge funds. The private equity and hedge fund investments are generally measured at net asset value. However, in certain instances, the values reported by the asset managers were not current at the measurement date. Accordingly, we made estimate adjustments to the last reported value where necessary to measure the assets at fair value at the measurement date. These adjustments consider information received from the asset managers, as well as general market information. The adjustment recorded at December 31, 2015 and 2014 for these assets represented less than one percent of total plan assets in each respective year. Asset values for other positions were generally measured using market observable prices. We estimate that a 5% change in asset values will impact funded status by approximately $25 million.
New Accounting Pronouncements
See Note 2, “Recently Issued Accounting Pronouncements,” of the consolidated financial statements for a complete discussion of recent accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk, primarily related to foreign currency exchange rates and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenue and borrowings being denominated in currencies other than one of our subsidiaries functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.
Foreign Currency Exchange Rate Risk
We conduct approximately 59% of our business in various locations outside the United States.
Our economic foreign currency risk primarily relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. We may use derivative financial instruments to offset risk related to receipts from customers and payments to suppliers, when it is believed that the exposure will not be limited by our normal operating and financing activities. We enter into currency forward contracts periodically in order to manage the exchange rate fluctuation risk on certain intercompany transactions associated with third party sales and purchases. These risks are also mitigated by natural hedges including the presence of manufacturing facilities outside the United States, global sourcing and other spending which occurs in foreign countries. Our principal foreign currency transaction exposures primarily relate to the Euro, Swedish Krona, Canadian Dollar, British Pound, Polish Zloty and Australian Dollar. We estimate that a hypothetical 10% movement in foreign currency exchange rates would not have a material economic impact to Xylem’s financial position and results of operations.
Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. Dollar. The translation risk is primarily concentrated in the exchange rate between the U.S. Dollar and the Euro, British Pound, Chinese Yuan, Swedish Krona, Canadian Dollar and Australian Dollar. As the U.S. Dollar strengthens against other currencies in which we transact business, revenue and income will generally be negatively impacted, and if the U.S. Dollar weakens, revenue and income will generally be positively impacted. We estimate that a hypothetical 10% movement of the U.S. Dollar to the various foreign currency exchange rates we translate from, in the aggregate, could have approximately a 7% impact on Xylem's consolidated revenue and income as reported in U.S. Dollars. We expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so, though our intent is to indefinitely reinvest most of these funds outside of the U.S. As such, we do not expect translation risk to have a material economic impact on our financial position and results of operations.
Interest Rate Risk
As of December 31, 2015, our debt portfolio is primarily comprised of two fixed-rate senior notes that total $1.2 billion. The $600 million senior note due 2021 is not exposed to interest rate risk as the bond is at a fixed-rate until maturity. The other $600 million senior note will mature on September 20th, 2016, and the company intends to refinance the debt with new debt instruments. Until the company closes the refinancing of the notes due, we are exposed to interest rate risk that can potentially impact the planned issuance of debt instruments. Based on current interest rate market we do not anticipate material risk associated with our debt refinancing within the target time-frame of completion.
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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Xylem Inc.
Rye Brook, New York

We have audited the accompanying consolidated balance sheets of Xylem Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Xylem Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 26, 2016

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(In Millions, except per share data)

Year Ended December 31,	2015	2014	2013
Revenue	$3,653	$3,916	$3,837
Cost of revenue	2,249	2,403	2,338
Gross profit	1,404	1,513	1,499
Selling, general and administrative expenses	854	920	990
Research and development expenses	95	104	104
Restructuring and asset impairment charges	6	26	42
Operating income	449	463	363
Interest expense	55	54	55
Other non-operating income (expense), net	—	1	(10)
Gain from sale of business	9	11	—
Income before taxes	403	421	298
Income tax expense	63	84	70
Net income	$340	$337	$228
Earnings per share:
Basic	$1.88	$1.84	$1.23
Diluted	$1.87	$1.83	$1.22
Weighted average number of shares:
Basic	180.9	183.1	185.2
Diluted	181.7	184.2	186.0
Dividends declared per share	$0.5632	$0.5120	$0.4656

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)

Year Ended December 31,	2015	2014	2013
Net income	$340	$337	$228
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustment	(180)	(206)	15
Foreign currency gain reclassified into net income	(8)	—	—
Net change in derivative hedge agreements:
Unrealized (losses) gains	(22)	(22)	1
Amount of loss reclassified into net income	20	6	—
Net change in postretirement benefit plans:
Net gain (loss)	23	(110)	34
Prior service credit	1	17	4
Amortization of prior service (credit) cost	(3)	(1)	1
Amortization of net actuarial loss into net income	18	11	17
Settlement	—	1	—
Foreign currency translation adjustment	21	20	2
Other comprehensive (loss) income, before tax	(130)	(284)	74
Income tax expense (benefits) related to other comprehensive (loss) income	9	(18)	22
Other comprehensive (loss) income, net of tax	(139)	(266)	52
Comprehensive income	$201	$71	$280

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, except per share amounts)

December 31,	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$680	$663
Receivables, less allowances for discounts, returns and doubtful accounts of $33 and $34 in 2015 and 2014, respectively	749	771
Inventories	433	486
Prepaid and other current assets	143	144
Total current assets	2,005	2,064
Property, plant and equipment, net	439	461
Goodwill	1,584	1,635
Other intangible assets, net	435	470
Other non-current assets	194	203
Total assets	$4,657	$4,833
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$338	$338
Accrued and other current liabilities	407	476
Short-term borrowings and current maturities of long-term debt	78	89
Total current liabilities	823	903
Long-term debt	1,196	1,195
Accrued postretirement benefits	335	388
Deferred income tax liabilities	118	136
Other non-current accrued liabilities	101	84
Total liabilities	2,573	2,706
Commitment and Contingencies (Note 18)
Stockholders’ equity:
Common Stock — par value $0.01 per share:
Authorized 750.0 shares, issued 190.2 and 188.9 shares in 2015 and 2014, respectively	2	2
Capital in excess of par value	1,834	1,796
Retained earnings	885	648
Treasury stock – at cost 11.8 shares and 6.6 shares in 2015 and 2014, respectively	(399)	(220)
Accumulated other comprehensive loss	(238)	(99)
Total stockholders’ equity	2,084	2,127
Total liabilities and stockholders’ equity	$4,657	$4,833

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

Year Ended December 31,	2015	2014	2013
Operating Activities
Net income	$340	$337	$228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88	95	99
Amortization	45	47	51
Deferred income taxes	(9)	(29)	(14)
Share-based compensation	15	18	27
Restructuring and asset impairment charges, net	6	26	42
Gain from sale of businesses	(9)	(11)	—
Other, net	12	2	15
Payments for restructuring	(14)	(26)	(35)
Contributions to postretirement benefit plans	(25)	(35)	(43)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(24)	(37)	(47)
Changes in inventories	23	(49)	(39)
Changes in accounts payable	20	17	4
Changes in accrued liabilities	(11)	3	18
Changes in accrued taxes	(3)	25	20
Net changes in other assets and liabilities	10	33	(2)
Net Cash — Operating activities	464	416	324
Investing Activities
Capital expenditures	(117)	(119)	(126)
Proceeds from the sale of property, plant and equipment	—	2	6
Acquisitions of businesses and assets, net of cash acquired	(18)	—	(81)
Proceeds from sale of business	1	30	—
Other, net	2	1	2
Net Cash — Investing activities	(132)	(86)	(199)
Financing Activities
(Repayment) issuance of short-term debt, net	(3)	52	39
Principal payments of debt and capital lease obligations	—	—	(2)
Repurchase of common stock	(179)	(134)	(73)
Proceeds from exercise of employee stock options	21	26	22
Excess tax benefit from share based compensation	2	2	1
Dividends paid	(102)	(94)	(87)
Other, net	(1)	1	—
Net Cash — Financing activities	(262)	(147)	(100)
Effect of exchange rate changes on cash	(53)	(53)	4
Net change in cash and cash equivalents	17	130	29
Cash and cash equivalents at beginning of year	663	533	504
Cash and cash equivalents at end of year	$680	$663	$533
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$52	$51	$51
Income taxes (net of refunds received)	$75	$81	$65
See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Millions, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2012	2	1,706	264	115	(13)	2,074
Net income			228			228
Other comprehensive loss, net				52		52
Dividends declared ($0.4656 per share)			(87)			(87)
Stock incentive plan activity		47				47
Repurchase of common stock					(73)	(73)
Balance at December 31, 2013	$2	$1,753	$405	$167	$(86)	$2,241
Net income			337			337
Other comprehensive income, net				(266)		(266)
Dividends declared ($0.5120 per share)			(94)			(94)
Stock incentive plan activity		43				43
Repurchase of common stock					(134)	(134)
Balance at December 31, 2014	$2	$1,796	$648	$(99)	$(220)	$2,127
Net income			340			340
Other comprehensive income, net				(139)		(139)
Dividends declared ($0.5632 per share)			(103)			(103)
Stock incentive plan activity		38				38
Repurchase of common stock					(179)	(179)
Balance at December 31, 2015	$2	$1,834	$885	$(238)	$(399)	$2,084

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
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
On October 31, 2011 (the "Distribution Date"), ITT Corporation (“ITT”) completed the Spin-off (the “Spin-off”) of Xylem, formerly ITT’s water equipment and services businesses. The Spin-off was completed pursuant to the Distribution Agreement, dated as of October 25, 2011 (the “Distribution Agreement”), among ITT, Exelis Inc., acquired by Harris Inc. on May 29, 2015, (“Exelis”) and Xylem. Xylem Inc. was incorporated in Indiana on May 4, 2011 in connection with the Spin-off.
Hereinafter, except as otherwise indicated or unless the context otherwise requires, “Xylem,” “we,” “us,” “our” and “the Company” refer to Xylem Inc. and its subsidiaries. References in the notes to the consolidated financial statements to “ITT” or “ former parent” refers to ITT Corporation and its consolidated subsidiaries (other than Xylem Inc.).
Basis of Presentation
The consolidated financial statements reflect our financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions between our businesses have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.
In 2014, we implemented an organizational redesign to integrate our commercial teams within geographical regions. While this organizational redesign did not change our reportable segments, it had implications on how we manage our business. These changes and the related measurement system were effective in the fourth quarter 2014 and as a result, we commenced reporting our financial performance at such time based on the new organizational design.
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
Deferred Financing Costs
Deferred financing costs represent costs incurred in conjunction with our debt financing activities and are capitalized in long-term debt and amortized over the life of the related financing arrangements. If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired and are recorded in the results of operations under the caption “interest expense.”
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
Receivables and Allowance for Doubtful Accounts and Discounts
Receivables primarily comprise uncollected amounts owed to us from transactions with customers and are presented net of allowances for doubtful accounts and early payment discounts.
We determine our allowance for doubtful accounts using a combination of factors to reduce our trade receivable balances to their estimated net realizable amount. We maintain an allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, macroeconomic trends and conditions, significant one-time events, historical experience and the financial condition of customers. In addition, we record a specific reserve for individual accounts when we become aware of specific customer circumstances, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable. If circumstances related to the specific customer change, we adjust estimates of the recoverability of receivables as appropriate. We determine our allowance for early payment discounts primarily based on historical experience with customers.
Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different geographical regions. We perform ongoing credit evaluations of the financial condition of our third-party distributors, resellers and other customers and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of December 31, 2015 and 2014 we do not believe we have any significant concentrations of credit risk.
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
Goodwill and Intangible Assets
Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of acquired businesses. Intangible assets include customer relationships, proprietary technology, brands and trademarks, patents, software and other intangible assets. Intangible assets with a finite life are amortized on a straight-line basis over an estimated economic useful life which ranges from 1 to 20 years and is included in selling, general and administrative expense. Certain of our intangible assets, namely certain brands and trademarks, have an indefinite life and are not amortized.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as net investment hedges of foreign exchange risk is recorded in OCI. Amounts in OCI are reclassified into earnings at the time the hedged net investment is sold or substantially liquidated. Effectiveness of derivatives designated as net investment hedges is assessed using the forward method. Any ineffective portion of the change in fair value of the derivative is recognized directly in selling, general and administrative expenses.
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
Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2015 and 2014 were uninsured. Foreign cash balances at December 31, 2015 and 2014 were $656 million and $537 million, respectively.

Fair Value Measurements
We determine fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use a hierarchical structure to prioritize the inputs to valuation techniques used to measure fair value into three broad levels defined as follows:

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
NAV Practical Expedient is the measurement of fair value using the net asset value ("NAV") per share (or its equivalent) practical expedient as an alternative to the fair value hierarchy as discussed above.
Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance amending the accounting for leases. Specifically, the amended guidance requires all lessees to record a lease liability at lease inception, with a corresponding right of use asset, except for short-term leases. Lessor accounting is not fundamentally changed. This amended guidance is effective for interim and annual periods beginning after December 15, 2018 using a modified retrospective approach. Early adoption is permitted. We are evaluating the impact of the guidance on our financial condition and results of operations.
In January 2016, the FASB issued guidance amending the classification and measurement of financial instruments. Specifically, the amended guidance (1) requires equity securities with readily determinable fair values to be measured at fair value with changes in fair value recognized through net income (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative impairment assessment at each reporting period and requiring any impaired investment be measured at fair value (3) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements and (4) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at cost on the balance sheet. This amended guidance is effective for interim and annual periods beginning after December 15, 2017 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption. Early adoption is permitted for fiscal years or interim periods for which the applicable financial statements have not been issued. We are evaluating the impact of the guidance on our financial condition and results of operations.
In July 2015, the FASB issued guidance regarding simplifying the measurement of inventory. Under prior guidance, inventory is measured at the lower of cost or market, where market is defined as replacement cost, with a ceiling of net realizable value and a floor of net realizable value less a normal profit margin. The amended guidance requires the measurement of inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2016 and early application is permitted. We are evaluating the impact of the guidance on our financial condition and results of operations.
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
Recently Adopted Pronouncements
In November 2015, the FASB issued guidance that changes the presentation of deferred income taxes. Under prior accounting guidance deferred income tax liabilities and assets are separated into current and noncurrent amounts in an entity’s balance sheet. The guidance requires that deferred income tax liabilities and assets be classified as noncurrent in an entity’s balance sheet. This guidance may be applied prospectively or retrospectively to all deferred income tax balances. We elected to early adopt this guidance effective the fourth quarter of 2015 on a retrospective basis. Accordingly, $71 million and $118 million are reflected in noncurrent deferred tax assets and noncurrent deferred tax liabilities, respectively as of December 31, 2015. Additionally, $38 million of current deferred tax assets and $5 million of current deferred tax liabilities were reclassified to noncurrent deferred tax assets and liabilities as of December 31, 2014 resulting in total noncurrent deferred tax assets and noncurrent deferred tax liabilities of $90 million and $136 million, respectively.
In September 2015, the FASB issued guidance regarding simplifying the accounting for measurement-period adjustments attributable to an acquisition. Under prior guidance, adjustments to provisional amounts during the measurement period that arise due to new information regarding acquisition date circumstances must be made retrospectively with a corresponding adjustment to goodwill. The amended guidance requires an acquirer to record adjustments to provisional amounts made during the measurement period in the period that the adjustment is determined. The adjustments should reflect the impact on earnings of changes in depreciation, amortization, or other income effects, if any, as if the accounting had been completed as of the acquisition date. Additionally, amounts recorded in the current period that would have been reflected in prior reporting periods if the adjustments had been recognized as of the acquisition date must be disclosed either on the face of the income statement or in the notes to financial statements. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2015. We elected to early adopt this guidance effective the fourth quarter of 2015. Our adoption of this guidance did not have any impact on our financial condition or results of operations.
In May 2015, the FASB issued guidance regarding the disclosure of investments which are valued at fair value using the net asset value ("NAV") per share practical expedient. Investments measured at NAV per share using the practical expedient will be presented as a reconciling item between the fair value hierarchy disclosure and the balance sheet. The amended guidance removes the requirement to categorize such investments within the fair value hierarchy. The amendment also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient, instead limiting such disclosures to those investments measured at fair value using the NAV practical expedient. This guidance is effective for interim and annual periods beginning after December 15, 2015. The guidance must be applied retrospectively and early adoption is permitted. We elected to early adopt this guidance effective the fourth quarter of 2015. Adoption of this guidance did not have an impact on our financial condition and results of operations.
In April 2015, the FASB issued guidance which changes the presentation of debt issuance costs in the balance sheet. Under prior guidance, debt issuance costs are reflected on the balance sheet as an asset. This amendment requires such costs to be reflected as a direct deduction to the related debt liability, with retrospective application upon adoption. Subsequently, in August 2015, the FASB issued additional guidance indicating that debt issuance costs associated with line-of-credit arrangements may be presented as an asset and amortized over the term of the line-of-credit arrangement. We elected to early adopt these standards effective the first and third quarter of 2015, respectively. Accordingly, $4 million of debt issuance costs were reflected within long-term debt as of December 31, 2015 and December 31, 2014. These costs were previously recorded within other non-current assets.
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
Note 3. Acquisitions and Divestitures
2015 Acquisition and Divestitures
Hypack
On October 22, 2015, we acquired substantially all of the assets of Hypack, Inc. ("Hypack"), a leading provider of hydrographic software worldwide, for approximately $18 million.  Hypack, a privately-owned company headquartered in Middletown, Connecticut, has approximately 30 employees and annual revenue of approximately $8 million. Our consolidated financial statements include Hypack's results of operations prospectively from October 22, 2015 within the Water Infrastructure segment.

During 2015, we divested two businesses within our Water Infrastructure segment for $1 million, which were not material, individually or in the aggregate, to our results of operations or financial position. The sales resulted in a gain of $9 million, reflected in gain from sale of businesses in our Consolidated Income Statement.
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
Note 4. Restructuring and Asset Impairment Charges
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position ourselves based on the economic environment and customer demand. During 2015, 2014 and 2013, the costs incurred primarily relate to the reduction in structural costs, including the elimination of headcount and consolidation of facilities primarily within our Water Infrastructure and Applied Water segments. The components of restructuring and asset impairment charges incurred during each of the previous three years ended are presented below.

	Year Ended December 31,
(in millions)	2015	2014	2013
By component:
Severance and other charges	$7	$26	$38
Lease related charges	—	1	2
Reversal of restructuring accruals	(1)	(1)	—
Total restructuring charges	6	26	40
Asset impairment	—	—	2
Total restructuring and asset impairment charges	$6	$26	$42

By segment:
Water Infrastructure	$5	$19	$33
Applied Water	1	6	9
Corporate and other	—	1	—

Restructuring
The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Balance Sheet within accrued and other current liabilities, for the years ended December 31, 2015 and 2014.

(in millions)	2015	2014
Restructuring accruals - January 1	$12	$13
Restructuring charges	6	26
Cash payments	(14)	(26)
Foreign currency and other	(1)	(1)
Restructuring accruals - December 31	$3	$12

By segment:
Water Infrastructure	$1	$5
Applied Water	1	3
Regional selling locations (a)	1	3
Corporate and other	—	1

(a)
Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following is a rollforward of employee position eliminations associated with restructuring activities for the years ended December 31, 2015 and 2014.

	2015	2014
Planned reductions - January 1	133	51
Additional planned reductions	87	320
Actual reductions	(138)	(238)
Planned reductions - December 31	82	133
Total expected costs associated with actions for Water Infrastructure that commenced during 2015 are approximately $5 million. These costs primarily consist of severance charges. Approximately $4 million of the expected cost was incurred in 2015. We currently expect activity related to these actions to continue through the second quarter of 2016. Total expected costs associated with actions for Applied Water that commenced during 2015 are approximately $1 million. These costs primarily consist of severance charges. Substantially all of the costs associated with these actions have been incurred in 2015.
Total expected costs associated with actions for Water Infrastructure that commenced during 2014 are approximately $19 million. The actions are substantially complete with approximately $18 million of the expected cost was incurred in 2014 and $1 million was incurred during 2015. Total expected costs associated with actions for Applied Water that commenced during 2014 are approximately $6 million. Substantially all of the costs associated with these actions have been incurred in 2014.
Total expected costs associated with actions for Water Infrastructure that commenced during 2013 are approximately $32 million. The actions are substantially complete with approximately $31 million of the expected cost was incurred in 2013 and $1 million was incurred during 2014. Total expected costs associated with actions for Applied Water that commenced during 2013 are approximately $8 million. Substantially all of the costs associated with these actions have been incurred in 2013.
Asset Impairment Charges
During the fourth quarter of 2013 we performed our annual impairment test of our indefinite-lived intangibles assets, which resulted in an impairment charge of $2 million related to trade names within our Water Infrastructure segment. The charge was calculated using an income approach, which is considered a Level 3 input for fair value measurement, and is reflected in “Restructuring and asset impairment charges” in our Consolidated Income Statement.

Note 5. Other Non-Operating Income (Expense), Net
The components of other non-operating income (expense), net are as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Interest income	$2	$2	$3
Income from joint ventures	3	2	2
Other expense – net (a)	(5)	(3)	(15)
Total other non-operating income (expense), net	$—	$1	$(10)
(a) 2013 includes $10 million of expense incurred under the Tax Matters Agreement with ITT. Refer to Note 6 "Income Taxes" for additional information regarding the Tax Matters Agreement.
Note 6. Income Taxes
The source of pre-tax income and the components of income tax expense are as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Income components:
Domestic	$116	$118	$49
Foreign	287	303	249
Total pre-tax income	$403	$421	$298
Income tax expense components:
Current:
Domestic – federal	$32	$44	$37
Domestic – state and local	6	7	1
Foreign	34	62	46
Total Current	72	113	84
Deferred:
Domestic – federal	$1	$(14)	$(6)
Domestic – state and local	1	—	—
Foreign	(11)	(15)	(8)
Total Deferred	(9)	(29)	(14)
Total income tax provision	$63	$84	$70
Effective income tax rate	15.6%	19.8%	23.5%
Reconciliations between taxes at the U.S. federal income tax rate and taxes at our effective income tax rate on earnings before income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes	1.0	1.0	0.7
Settlements of tax examinations	0.5	0.4	—
Valuation allowance	8.6	22.9	39.4
Tax exempt interest	(13.1)	(26.3)	(43.0)
Foreign tax rate differential	(7.2)	(4.2)	(4.1)
Repatriation of foreign earnings, net of foreign tax credits	0.2	(1.7)	5.1
Tax incentives	(7.8)	(6.2)	(8.1)
Other – net	(1.6)	(1.1)	(1.5)
Effective income tax rate	15.6%	19.8%	23.5%

We operate under tax incentives, which are effective January 2013 through December 2023 and may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon our meeting and maintaining certain employment thresholds. The inability to meet the thresholds would have a prospective impact and at this time we continue to believe we will meet the requirements.
Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse.
 The following is a summary of the components of the net deferred tax assets and liabilities recognized in the Consolidated Balance Sheets:

	December 31,
(in millions)	2015	2014
Deferred tax assets:
Employee benefits	$106	$124
Accrued expenses	24	25
Loss and other tax credit carryforwards	285	456
Inventory	7	6
Other	3	3
	425	614
Valuation allowance	(248)	(427)
Net deferred tax asset	$177	$187
Deferred tax liabilities:
Intangibles	$168	$173
Investment in foreign subsidiaries	4	8
Property, plant, and equipment	17	22
Other	35	30
Total deferred tax liabilities	$224	$233
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize existing deferred tax assets. On the basis of this evaluation, as of December 31, 2015, a valuation allowance of $248 million has been established to reduce the deferred income tax asset related to certain U.S. and foreign net operating losses, and U.S. and foreign capital loss carryforwards.
A reconciliation of our valuation allowance on deferred tax assets is as follows:

(in millions)	2015	2014	2013
Valuation allowance — January 1	$427	$349	$229
Change in assessment	(5)	(4)	—
Current year operations	39	100	118
Foreign currency and other (a)	(213)	(18)	2
Valuation allowance — December 31	$248	$427	$349
(a) Included in foreign currency and other in 2015 is the reduction of a net operating loss that was subject to a valuation allowance of $176 million.
Deferred taxes are classified net of unrecognized tax benefits in the Consolidated Balance Sheets as follow

	December 31,
(in millions)	2015	2014
Non-current assets	$71	$90
Non-current liabilities	(118)	(136)
Total net deferred tax liabilities	$(47)	$(46)

Tax attributes available to reduce future taxable income begin to expire as follows:

(in millions)	December 31, 2015	First Year of Expiration
U.S. net operating loss	$8	December 31, 2024
State net operating loss	53	December 31, 2016
U.S. tax credits	43	December 31, 2020
Foreign net operating loss	897	December 31, 2018
The foreign tax credit for financial statement purposes differs from the amount for tax return purposes due to unrecognized tax benefits.
As of December 31, 2015, we have provided a deferred tax liability of $4 million on the excess of $41 million of financial reporting over the tax basis of investments in certain foreign subsidiaries that has not been indefinitely reinvested. However, we have not provided for deferred taxes on the excess of financial reporting over the tax basis of investments in certain foreign subsidiaries in the amount of $1.9 billion because we plan to reinvest such amounts indefinitely outside the U.S. The determination of the amount of federal and state income taxes is not practicable because of complexities of the hypothetical calculation.
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

(in millions)	2015	2014	2013
Unrecognized tax benefits — January 1	$44	$30	$8
Additions for:
Current year tax positions	4	9	23
Prior year tax positions	1	7	—
Reductions for:
Settlements	(2)	(2)	(1)
Unrecognized tax benefits — December 31	$47	$44	$30
The amount of unrecognized tax benefits at December 31, 2015 was $47 million which, if ultimately recognized, will reduce our annual effective tax rate. We believe that it is reasonably possible that the unrecognized tax benefits will be reduced by $22 million within the next twelve months.
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
The following table summarizes our earliest open tax years by major jurisdiction:

Jurisdiction	Earliest Open Year
Germany	2009
Italy	2010
Luxembourg	2011
Sweden	2010
Switzerland	2011
United Kingdom	2011
United States	2012

We classify interest relating to unrecognized tax benefits as a component of other non-operating (expense) income, net and tax penalties as a component of income tax expense in our Consolidated Income Statements. The amount of accrued interest relating to unrecognized tax benefits as of December 31, 2015 and 2014 was $1 million.
Tax Matters Agreement
In connection with the Spin-off, Xylem, ITT and Exelis entered into a Tax Matters Agreement. Under the agreement, we may be obligated to make payments to ITT and Exelis under certain conditions. These conditions include a payment to ITT in the event audit settlement payments exceed amounts specified in the agreement.
During 2015, ITT effectively settled the Federal income tax audit for the period including the year of the Spin-Off which resulted in a closing of the Federal Tax Audit portion of the Tax Matters Agreement. In connection with that, Xylem has accrued a liability of $9 million. While the U.S. State Income Tax Audit and Non U.S. Audit portion of the Tax Matters Agreement remain operational, we have not accrued a liability.
Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share.

	Year Ended December 31,
	2015	2014	2013
Net Income (in millions)	$340	$337	$228
Shares (in thousands):
Weighted average common shares outstanding	180,854	183,030	185,082
Add: Participating securities (a)	39	47	134
Weighted average common shares outstanding — Basic	180,893	183,077	185,216
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	465	643	264
Dilutive effect of restricted stock	379	529	558
Weighted average common shares outstanding — Diluted	181,737	184,249	186,038
Basic earnings per share	$1.88	$1.84	$1.23
Diluted earnings per share	$1.87	$1.83	$1.22

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

	Year Ended December 31,
(in thousands)	2015	2014	2013
Stock options	2,616	2,720	4,126
Restricted shares	723	525	703
Performance shares	181	119	80

Note 8. Inventories
The components of total inventories are summarized as follows:

	December 31,
(in millions)	2015	2014
Finished goods	$213	$194
Work in process	32	42
Raw materials	188	250
Total inventories	$433	$486

Note 9. Property, Plant and Equipment
The components of total property, plant and equipment, net are as follows:

	December 31,
(in millions)	2015	2014
Land, buildings and improvements	$240	$252
Machinery and equipment	650	655
Equipment held for lease or rental	205	207
Furniture and fixtures	79	87
Construction work in progress	46	41
Other	19	23
Total property, plant and equipment, gross	1,239	1,265
Less accumulated depreciation	800	804
Total property, plant and equipment, net	$439	$461
Depreciation expense was $88 million, $95 million, and $99 million for 2015, 2014, and 2013, respectively.
Note 10. Goodwill and Other Intangible Assets
Changes in the carrying value of goodwill by operating segment during the years ended December 31, 2015 and 2014 are as follows:

(in millions)	Water Infrastructure	Applied Water	Total
Balance as of December 31, 2013	$1,149	$569	$1,718
Activity in 2014
Divestiture (a)	—	(6)	(6)
Foreign currency and other	(51)	(26)	(77)
Balance as of December 31, 2014	$1,098	$537	$1,635
Activity in 2015
Acquired (a)	10	—	10
Foreign currency and other	(42)	(19)	(61)
Balance as of December 31, 2015	$1,066	$518	$1,584

(a)
On July 2, 2014, we divested our Wolverhampton, U.K.-based pneumatic and hydraulic valves business which had $6 million of goodwill associated with the business. On October 22, 2015, we acquired substantially all of the assets of Hypack, Inc. and recorded $10 million of goodwill. Refer to Note 3, "Acquisitions and Divestitures" for additional information.

During the fourth quarter of 2015, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were in excess of each of their carrying values. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

Other Intangible Assets
Information regarding our other intangible assets is as follows:

(in millions)	December 31, 2015			December 31, 2014
	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$320	$(140)	$180	$331	$(122)	$209
Proprietary technology and patents	116	(54)	62	116	(49)	67
Trademarks	35	(19)	16	36	(17)	19
Software (a)	155	(110)	45	145	(106)	39
Other	8	(8)	—	9	(9)	—
Indefinite-lived intangibles	132	—	132	136	—	136
Other intangibles	$766	$(331)	$435	$773	$(303)	$470

(a)
The December 31, 2014 carrying amount of software was previously included within other non-current assets on the Consolidated Balance Sheets and is now being reflected within other intangible assets to conform to a current period change in balance sheet presentation.

We determined that no impairment of the indefinite-lived intangibles existed as of the measurement date of our annual impairment assessment in 2015 or 2014. Future impairment tests could result in a charge to earnings. We will continue to evaluate the indefinite-lived intangible assets on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
Customer and distributor relationships, proprietary technology and patents, trademarks, software and other are amortized over weighted average lives of approximately 13 years, 19 years, 16 years, 5 years and 6 years, respectively.
Total amortization expense for intangible assets was $45 million, $47 million, and $51 million for 2015, 2014 and 2013, respectively.
Estimated amortization expense for each of the five succeeding years is as follows:

(in millions)
2016	$44
2017	43
2018	40
2019	36
2020	34
Note 11. Derivative Financial Instruments
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions, and principally manage our exposures to these risks through management of our core business activities. Certain of our foreign operations expose us to fluctuations of foreign interest rates and exchange rates that may impact revenue, expenses, cash receipts, cash payments, and the value of our stockholders' equity. We enter into derivative financial instruments to protect the value or fix the amount of certain cash flows in terms of the functional currency of the business unit with that exposure and reduce the volatility in stockholders' equity.
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

Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty, Australian Dollar and Hungarian Forint. We held forward foreign exchange contracts with purchase notional amounts totaling $94 million and $355 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015, our most significant foreign currency derivatives include contracts to purchase Swedish Krona and sell Euro, sell U.S. Dollar and purchase Euro, and to sell British Pound and purchase Euro. The purchased notional amounts associated with these currency derivatives are $51 million, $24 million and $12 million, respectively. As of December 31, 2014, our most significant foreign currency derivatives include contracts to purchase Swedish Krona and sell Euro, sell U.S. Dollar and purchase Euro, and to sell British Pound and purchase Euro. The purchase notional amounts associated with these currency derivatives were $140 million, $85 million and $51 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries. Beginning in 2015, we entered into cross currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. The total notional amount of derivative instruments designated as net investment hedges was $411 million as of December 31, 2015.
The table below presents the effect of our derivative financial instruments on the Consolidated Income Statements and Statements of Comprehensive Income.

	Year Ended December 31,
(in millions)	2015	2014	2013
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) gain recognized in OCI (a)	$(5)	$(22)	$1
Amount of loss (gain) reclassified from OCI into revenue (a)	19	5	(2)
Amount of loss reclassified from OCI into cost of revenue (a)	1	1	2

Derivatives in Net Investment Hedges
Amount of (loss) recognized in OCI (a)	$(17)	$—	$—

(a)	Effective portion
As of December 31, 2015, $1 million of the net gains on cash flow hedges is expected to be reclassified into earnings in the next 12 months. The ineffective portion of the change in fair value of a cash flow hedge is excluded from effectiveness testing and is recognized immediately in selling, general and administrative expenses in the Consolidated Income Statements and was not material for 2015, 2014, and 2013.
As of December 31, 2015, no gains or losses on the net investment hedges are expected to be reclassified into earnings over the next 12 months. The net investment hedges did not experience any ineffectiveness for 2015.

The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.

The fair values of our derivative contracts currently included in our hedging program were as follows:

	December 31,
(in millions)	2015	2014
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Other current assets	$2	$1
Liabilities
Cash Flow Hedges
Other current liabilities	—	(13)
Net Investment Hedges
Other non-current liabilities	(18)	—

Note 12. Accrued and Other Current Liabilities

	December 31,
(in millions)	2015	2014
Compensation and other employee-benefits	$156	$186
Customer-related liabilities	64	66
Accrued warranty costs	33	31
Accrued taxes	64	77
Other accrued liabilities	90	116
Total accrued and other current liabilities	$407	$476
Note 13. Credit Facilities and Long-Term Debt
Total debt outstanding is summarized as follows:

	December 31,
(in millions)	2015	2014
3.550% Senior Notes due 2016 (a)	$600	$600
4.875% Senior Notes due 2021 (a)	600	600
Research and Development Facility Agreement	76	84
Other	2	5
Debt issuance costs and unamortized discount (b)	(4)	(5)
Total debt	1,274	1,284
Less: short-term borrowings and current maturities of long-term debt	78	89
Total long-term debt	$1,196	$1,195

(a)
The fair value of our Senior Notes (as defined below) was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2016 (as defined below) was $607 million and $621 million as of December 31, 2015 and 2014, respectively. The fair value of our Senior Notes due 2021 (as defined below) was $640 million and $653 million as of December 31, 2015 and 2014, respectively.

(b)
The debt issuance costs and unamortized discount is recognized as a reduction in the carrying value of the Senior Notes in the Consolidated Balance Sheets and is being amortized to interest expense in our Consolidated Income Statements over the expected remaining terms of the Senior Notes.

Senior Notes
On September 20, 2011, we issued 3.550% Senior Notes of $600 million aggregate principal amount due September 2016 (the "Senior Notes due 2016") and 4.875% Senior Notes of $600 million aggregate principal amount due October 2021 (the "Senior Notes due 2021" and together with the Senior Notes due 2016, the “Senior Notes”).

The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and leaseback transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. If a change of control triggering event (as defined in the Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase. As of December 31, 2015, we were in compliance with all covenants.
Interest on the Senior Notes due 2016 is payable on March 20 and September 20 of each year. Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year.
As of December 31, 2015, we have classified $600 million of our Senior Notes due 2016 as long-term based on our current ability and intent to refinance the outstanding borrowings on a long-term basis.
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
At our election, the interest rate per annum applicable to the revolving loans will be based on either (i) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin or (ii) a fluctuating rate of interest determined by reference to the greatest of: (a) the prime rate of Citibank, N.A., (b) the U.S. Federal funds effective rate plus 0.5% or (c) the Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, in each case, plus an applicable margin.
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The Credit Facility also contains limitations on, among other things, incurring secured debt, granting liens, entering into sale and leaseback transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of December 31, 2015, we were in compliance with all covenants.
As of December 31, 2015, the Credit Facility was undrawn.
Research and Development Facility Agreement
On December 3, 2015, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank (the "EIB") to amend the maturity date. The facility provides an aggregate principal amount of up to €120 million (approximately $132 million) to finance research projects and infrastructure development in the European Union. The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the R&D Facility Agreement.  The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the EIB. The funds are available during the period from 2013 through 2016 at the Company's facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.
Under the R&D Facility Agreement, the borrower can draw loans on or before March 31, 2016 with a maturity of no longer than 12 years. The R&D Facility Agreement provides for Fixed Rate loans and Floating Rate loans. The interest rate per annum applicable to Fixed Rate loans is at a fixed percentage rate per annum specified by the EIB which includes the applicable margin. The interest rate per annum applicable to Floating Rate loans is at the rate determined by reference to EURIBOR for loans drawn in Euros and LIBOR for loans drawn in Pounds Sterling or U.S. Dollars, plus an applicable spread specified by the EIB which includes the applicable margin. The applicable margin for both Fixed Rate loans and Floating Rate loans is determined by reference to the credit rating of the Company.

In accordance with the terms of the R&D Facility Agreement, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions, such as customary representations and warranties, additional covenants and customary events of default. As of December 31, 2015, we were in compliance with all covenants.
As of December 31, 2015 and 2014, $76 million and $84 million was outstanding, respectively, under the R&D Facility Agreement. Although the borrowing term for this arrangement is up to five years, we have classified it as short-term debt on our Consolidated Balance Sheet since we intend to repay this obligation in less than a year.
Note 14. Postretirement Benefit Plans
Defined contribution plans – Xylem and certain of our subsidiaries maintain various defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Several of the plans require us to match a percentage of the employee contributions up to certain limits, generally between 3.0% – 7.0% of employee base pay. Xylem’s U.S. plan also provides for transition credits for eligible U.S. employees for the first five years after the Spin-off to supplement retirement benefits in the absence of a defined benefit plan. Age plus years of eligible service greater than or equal to 60, entitles an employee to transition credits. The liability for transition credits was approximately $2 million and $2 million at December 31, 2015 and 2014, respectively. Matching obligations, the majority of which were funded in cash in connection with the plans, along with transition credits and other company contributions are as follows:

(in millions)	Defined Contribution
2015	$32
2014	36
2013	35
The Xylem Stock Fund, an investment option under the defined contribution plan in which Company employees participate is considered an Employee Stock Ownership Plan. As a result, participants in the Xylem Stock Fund may receive dividends in cash or may reinvest such dividends into the Xylem Stock Fund. Company employees held approximately 414 thousand and 415 thousand shares of Xylem Inc. common stock in the Xylem Stock Fund at December 31, 2015 and 2014, respectively.
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
During 2015, we made several amendments to plans that had no material impact to the Company's financial statements.
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
Effective October 1, 2013, the Xylem Canada Company Pension Plan for Salaried Employees was amended to close the plan to new entrants and implemented a soft freeze, where benefits earned to date are based on frozen service but the future average earnings will continue to be recognized.  The impact of the curtailment on the Company’s financial statements was immaterial.  However, the participants are now considered inactive and actuarial gains and losses will be amortized over 25 years which represents the expected weighted-average remaining lives of the plan participants.
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

(in millions)	December 31, 2015			December 31, 2014
	Pension	Other	Total	Pension	Other	Total
Fair value of plan assets	$559	$—	$559	$584	$—	$584
Projected benefit obligation	(779)	(61)	(840)	(872)	(58)	(930)
Funded status	$(220)	$(61)	$(281)	$(288)	$(58)	$(346)
Amounts recognized in the balance sheet
Other non-current assets	$68	$—	$68	$55	$—	$55
Accrued and other current liabilities	(10)	(4)	(14)	(10)	(3)	(13)
Accrued postretirement benefits	(278)	(57)	(335)	(333)	(55)	(388)
Net amount recognized	$(220)	$(61)	$(281)	$(288)	$(58)	$(346)
Accumulated other comprehensive income (loss):
Net actuarial losses	$(234)	$(31)	$(265)	$(297)	$(30)	$(327)
Prior service credit	—	15	15	—	17	17
Total	$(234)	$(16)	$(250)	$(297)	$(13)	$(310)
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
The net actuarial loss included in accumulated other comprehensive income at the end of 2015 and expected to be recognized in net periodic benefit cost during 2016 is $14 million ($10 million, net of tax). The prior service credit included in accumulated other comprehensive income to be recognized in 2016 is $3 million ($2 million, net of tax).

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit domestic and international pension plans were:

	Domestic Plans		International Plans
	December 31,		December 31,
(in millions)	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$88	$74	$784	$703
Service cost	3	2	12	12
Interest cost	4	3	22	27
Benefits paid	(4)	(3)	(29)	(30)
Actuarial (gain) loss	(5)	13	(39)	144
Plan amendments, settlements and curtailments	1	—	(1)	(2)
Foreign currency translation/other	(1)	(1)	(56)	(70)
Benefit obligation at end of year	$86	$88	$693	$784
Change in plan assets:
Fair value of plan assets at beginning of year	$60	58	$524	$466
Employer contributions	3	4	19	28
Actual return on plan assets	(2)	3	22	92
Benefits paid	(4)	(3)	(29)	(30)
Plan amendments, settlements and curtailments	—	—	—	(2)
Foreign currency translation/other	—	(2)	(34)	(30)
Fair value of plan assets at end of year	$57	$60	$502	$524
Unfunded status of the plans	$(29)	$(28)	$(191)	$(260)
The following table provides a rollforward of the projected benefit obligation for the other postretirement employee benefit plans:

(in millions)	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$58	$63
Service cost	1	1
Interest cost	2	3
Benefits paid	(3)	(3)
Actuarial loss	4	12
Plan amendment	(1)	(18)
Benefit obligation at the end of year	$61	$58
The accumulated benefit obligation (“ABO”) for all the defined benefit pension plans was $746 million and $830 million at December 31, 2015 and 2014, respectively. For defined benefit pension plans in which the ABO was in excess of the fair value of the plans’ assets, the projected benefit obligation, ABO and fair value of the plans’ assets were as follows:

	December 31,
(in millions)	2015	2014
Projected benefit obligation	$392	$453
Accumulated benefit obligation	365	419
Fair value of plan assets	106	110

The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Domestic defined benefit pension plans:
Service cost	$3	$2	$3
Interest cost	4	3	3
Expected return on plan assets	(5)	(4)	(4)
Amortization of prior service cost	—	—	1
Amortization of net actuarial loss	2	2	2
Net periodic benefit cost	$4	$3	$5
International defined benefit pension plans:
Service cost	$12	$12	$14
Interest cost	22	27	28
Expected return on plan assets	(32)	(32)	(31)
Amortization of net actuarial loss	13	7	13
Settlement	—	1	—
Net periodic benefit cost	$15	$15	$24
Total net periodic benefit cost	$19	$18	$29
Other changes in assets and benefit obligations recognized in other comprehensive (loss) income, as they pertain to our defined benefit pension plans are as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Domestic defined benefit pension plans:
Net loss (gain)	$2	$14	$(11)
Prior service cost (credit)	—	1	(4)
Amortization of prior service cost	—	—	(1)
Amortization of net actuarial loss	(2)	(2)	(2)
Losses (gains) recognized in other comprehensive (loss) income	$—	$13	$(18)
International defined benefit pension plans:
Net (gain) loss	$(29)	$84	$(21)
Amortization of net actuarial loss	(13)	(7)	(13)
Settlement	—	(1)	—
Foreign currency translation/other	(21)	(20)	(2)
(Gains) losses recognized in other comprehensive (loss) income	$(63)	$56	$(36)
Total (gains) losses recognized in other comprehensive (loss) income	$(63)	$69	$(54)
Total (gains) losses recognized in comprehensive income	$(44)	$87	$(25)
The components of net periodic benefit cost for other postretirement employee benefit plans are as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Service cost	$1	$1	$1
Interest cost	2	3	3
Amortization of prior service credit	(3)	(1)	—
Amortization of net actuarial loss	3	2	2
Net periodic benefit cost	$3	$5	$6

Other changes in benefit obligations recognized in other comprehensive (loss) income, as they pertain to other postretirement employee benefit plans are as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Net loss (gain)	$4	$12	$(2)
Prior service credit	(1)	(18)	—
Amortization of prior service credit	3	1	—
Amortization of net actuarial loss	(3)	(2)	(2)
Losses (gains) recognized in other comprehensive (loss) income	$3	$(7)	$(4)
Total losses (gains) recognized in comprehensive income	$6	$(2)	$2
Assumptions
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our pension plans.

	2015		2014		2013
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Benefit Obligation Assumptions
Discount rate	4.27%	3.44%	4.01%	3.14%	4.79%	4.23%
Rate of future compensation increase	NM	3.29%	NM	3.34%	NM	3.48%
Net Periodic Benefit Cost Assumptions
Discount rate	4.01%	3.14%	4.79%	4.23%	4.13%	4.04%
Expected long-term return on plan assets	8.00%	7.31%	8.00%	7.30%	8.00%	7.33%
Rate of future compensation increase	NM	3.34%	NM	3.48%	4.50%	3.50%

NM	Not meaningful. The pension benefits for future service for all the U.S. pension plans are based on years of service and not impacted by future compensation increases.
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
Our expected return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, we analyze the plans’ actual historical annual return on assets, net of fees, over the past 15, 20 and 25 years; estimate future returns based on independent estimates of asset class returns; and evaluate historical broad market returns over long-term timeframes based on our asset allocation range. For the U.S. Master Trust which has only existed since 2011, historical returns were estimated using a constructed portfolio that reflects the Company’s strategic asset allocation and the historical compound geometric returns of each asset class for the longest time period available. Based on this approach, the weighted average expected long-term rate of return for all of our plan assets to be used in determining net periodic benefit costs for 2016 is estimated at 7.32%.

The table below provides the weighted average actual rate of return generated on all of our plan assets during each of the years presented as compared to the weighted average expected long-term rates of return utilized in calculating the net periodic benefit costs.

	2015	2014	2013
Expected long-term rate of return on plan assets	7.38%	7.38%	7.40%
Actual rate of return on plan assets	3.51%	18.13%	10.17%
The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 7.00% for 2016, decreasing ratably to 4.50% in 2027. An increase or decrease in the health care trend rates by one percent per year would impact the aggregate annual service and interest components by less than $1 million, and impact the benefit obligation by approximately $4 million.
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
The following table provides the actual asset allocations of plan assets as of December 31, 2015 and 2014, and the related asset target allocation ranges by asset category.

	2015	2014	Target Allocation Ranges
Equity securities	22.5%	28.8%	20-40%
Fixed income	31.5%	37.3%	20-60%
Hedge funds	34.0%	25.0%	20-60%
Private equity	3.1%	3.2%	0-15%
Insurance contracts and other	8.9%	5.7%	0-30%
Fair Value of Plan Assets
In measuring plan assets at fair value, the fair value hierarchy is applied which categorizes and prioritizes the inputs used to estimate fair value into three levels. See Note 1 "Summary of Significant Accounting Policies" for further detail on fair value hierarchy.
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

•
Equity securities — Equities (including common and preferred shares, domestic listed and foreign listed, closed end mutual funds and exchange traded funds) are generally valued at the closing price reported on the major market on which the individual securities are traded at the measurement date. Equity securities held by the Company that are publicly traded in active markets are classified within Level 1 of the fair value hierarchy. Those equities that are held in proprietary funds pooled with other investor accounts measured at fair value using the NAV per share practical expedient are not classified in the fair value hierarchy.

•
Fixed income — United States government securities are generally valued using quoted prices of securities with similar characteristics. Corporate bonds and notes are generally valued by using pricing models (e.g. discounted cash flows), quoted prices of securities with similar characteristics or broker quotes. Fixed income securities listed on active markets are classified in Level 1. Fixed income held in proprietary funds pooled with other investor accounts measured at fair value using the NAV per share practical expedient are not classified in the fair value hierarchy.

•
Hedge funds — Hedge funds are pooled funds that employ a range of investment strategies including equity and fixed income, credit driven, macro and multi oriented strategies. The valuation of limited partnership interests in hedge funds may require significant management judgment. Generally, hedge funds are valued using the NAV reported by the asset manager, and are adjusted when it is determined that NAV is not representative of fair value. In making such an assessment, a variety of factors is reviewed, including, but not limited to, the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager. $158 million (83%) of the hedge funds have no lockup or gate, and a redemption period of 90 days or less. Hedge funds have unfunded commitments of $6 million at both December 31, 2015 and 2014.

•
Private equity — Private equity includes a diversified range of strategies, including buyout funds, distressed funds, venture and growth equity funds and mezzanine funds with long-term commitments, and redemptions beginning no earlier than 2018. The valuation of limited partnership interests in private equity funds may require significant management judgment. Generally, private equity is valued using the NAV reported by the asset manager, and is adjusted when it is determined that NAV is not representative of fair value. In making such an assessment, a variety of factors is reviewed, including, but not limited to, the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager. Private equity is not liquid and has unfunded commitments of $4 million and $5 million at December 31, 2015 and 2014, respectively.

•
Insurance contracts and other — Primarily comprised of insurance contracts and cash. Insurance contracts are valued at book value, which approximates fair value, and is calculated using the prior year balance adjusted for investment returns and cash flows and are generally classified as Level 3. Insurance contracts are held by certain foreign pension plans. Cash and cash equivalents are held in accounts with brokers or custodians for liquidity and investment collateral and are classified as Level 1.

The following table provides the fair value of plan assets held by our pension benefit plans by asset class.

	2015					2014
(in millions)	Level 1	Level 2	Level 3	NAV Practical Expedient	Total	Level 1	Level 2	Level 3	NAV Practical Expedient	Total
Equity securities
Global stock funds/securities	$79	$—	$—	$4	$83	$112	$—	$—	$11	$123
Index funds	6	—	—	34	40	4	—	—	38	42
Emerging market funds	3	—	—	—	3	3	—	—	—	3
Fixed income
Corporate bonds	34	4	—	11	49	53	4	—	22	79
Government bonds	99	18	—	10	127	87	42	—	10	139
Hedge funds	9	—	—	181	190	11	—	—	135	146
Private equity	—	—	—	17	17	—	—	—	19	19
Insurance contracts and other	25	—	25	—	50	16	—	17	—	33
Total plan assets subject to leveling	$255	$22	$25	$257	$559	$286	$46	$17	$235	$584

The following table presents a reconciliation of the beginning and ending balances of fair value measurement within our pension plans using significant unobservable inputs (Level 3).

(in millions)	Insurance Contracts and Other
Balance, December 31, 2014 (a)	$17
Purchases, sales, settlements	2
Net transfers	7
Currency impact	(1)
Balance, December 31, 2015	$25
(a)    There were no material changes to Level 3 assets during 2014.
Contributions and Estimated Future Benefit Payments
Funding requirements under governmental regulations are a major consideration in making contributions to our postretirement plans. We made contributions of $25 million and $35 million to our pension and postretirement defined benefit plans during 2015 and 2014, respectively. We currently anticipate making contributions to our pension and postretirement defined benefit plans in the range of $26 million to $36 million during 2016, of which approximately $8 million is expected to be made in the first quarter.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

(in millions)	Pension	Other Benefits
2016	$32	$4
2017	33	4
2018	33	4
2019	34	4
2020	35	4
Years 2021 - 2025	187	22
Note 15. Stock-Based Compensation Plans
Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. In addition, members of our Board of Directors participate in our stock-based compensation program in connection with their service on our board. Share-based awards issued to employees include non-qualified stock options, restricted stock awards and performance-based awards. Under the 2011 Omnibus Incentive Plan, the number of shares initially available for awards was 18 million. As of December 31, 2015, there were approximately 9 million shares of common stock available for future grants.
Total share-based compensation costs recognized for 2015, 2014 and 2013 were $15 million, $18 million, and $27 million, respectively. The unamortized compensation expense at December 31, 2015 related to our stock options, restricted shares and performance-based shares was $5 million, $19 million and $3 million, respectively, and is expected to be recognized over a weighted average period of 1.8, 1.9 and 1.9 years, respectively.
The amount of cash received from the exercise of stock options was $21 million for 2015 with a tax benefit of $8 million realized associated with stock option exercises and vesting of restricted stock. We classify as a financing activity the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock vestings.

Stock Option Grants
Options are awarded with a contractual term of ten years and generally vest over or at the conclusion of a three-year period and are exercisable in seven to ten-year periods, except in certain instances of death, retirement or disability. The exercise price per share is the fair market value of the underlying common stock on the date each option is granted. At December 31, 2015, there were options to purchase an aggregate of 2.6 million shares of common stock. The following is a summary of the changes in outstanding stock options for 2015:

(shares in thousands)	Shares	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2015	2,989	$28.60	6.5
Granted	708	$35.88	9.2
Exercised	(840)	$24.86	4.5
Forfeited and expired	(296)	$34.76	8.6
Outstanding at December 31, 2015	2,561	$31.16	6.8
Options exercisable at December 31, 2015	1,608	$28.49	5.7
Vested and non-vested expected to vest as of December 31, 2015	2,480	$31.00	6.7
The amount of non-vested options outstanding was 1.0 million, 1.0 million and 1.5 million at a weighted average grant date fair value of $35.65, $32.45 and $26.90 as of December 31, 2015, 2014 and 2013, respectively. The aggregate intrinsic value of the outstanding, exercisable, and vested and non-vested stock options expected to vest at December 31, 2015 was $15 million, $13 million and $15 million respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2015, 2014 and 2013 was $9 million, $10 million and $7 million, respectively.
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions used for 2015, 2014, and 2013:

	2015	2014	2013
Dividend yield	1.57%	1.34%	1.69%
Volatility	27.77%	28.49%	31.10%
Risk-free interest rate	1.64%	1.82%	1.28%
Expected term (in years)	5.58	5.60	6.62
Weighted-average fair value per share	$8.49	$9.71	$7.58
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
Restricted Stock Grants
Restricted shares granted to employees generally become fully vested upon the third anniversary of the date of grant. Prior to the time a restricted share becomes fully vested, the awardees cannot transfer, pledge, hypothecate or encumber such shares. Prior to the time a restricted share is fully vested, the awardees do not have certain rights of a stockholder, such as the right to vote and receive dividends; however, dividends accrue during the vesting period and are paid upon vesting. If an employee leaves prior to vesting, whether through resignation or termination for cause, the restricted stock and related accrued dividends are forfeited. If an employee retires, a pro rata portion of the restricted stock may vest in accordance with the terms of the grant agreements. Restricted shares granted to Board members become fully vested upon the day prior to the next annual meeting. Our restricted stock activity was as follows for 2015:

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2015	1,171	$31.80
Granted	426	$35.87
Vested	(426)	$28.85
Forfeited	(158)	$32.75
Outstanding at December 31, 2015	1,013	$34.52
Performance-Based Share Grants
As part of the annual grants under the long-term incentive plan, performance-based shares were granted to all executive officers of the Company. The performance-based shares vest based upon performance by the Company over a three-year period against targets approved by the compensation committee of the Company's Board of Directors prior to the grant date. For the performance periods, the performance-based shares were granted at a target of 100% with actual payout contingent upon the achievement of a pre-set, three-year adjusted Return on Invested Capital and cumulative adjusted net income performance target. The calculated compensation cost is adjusted based on an estimate of awards ultimately expected to vest and our assessment of the probable outcome of the performance condition. The fair value of performance-based share awards at 100% target is determined using the closing price of our common stock on date of grant. Our performance-based share activity was as follows for 2015:

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2015	124	$33.95
Granted	103	$35.91
Forfeited	(67)	$33.21
Outstanding at December 31, 2015	160	$35.48
Note 16. Capital Stock

The Company has the authority to issue an aggregate of 750 million shares of common stock having a par value of $0.01 per share. The stockholders of Xylem common stock are entitled to receive dividends as declared by the Xylem Board of Directors. Dividends declared were $0.5632, $0.5120 and $0.4656 during 2015, 2014 and 2013, respectively.

The changes in common stock outstanding for the three years ended December 31 are as follows:

(in thousands of shares)	2015	2014	2013
Beginning Balance, January 1	182,300	184,557	185,658
Stock incentive plan net activity	1,280	1,226	1,203
Repurchase of common stock	(5,203)	(3,483)	(2,304)
Ending Balance, December 31	178,377	182,300	184,557

On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. During 2015, we repurchased 2.3 million shares for $80 million under this program. There are up to $420 million in shares that may still be purchased under this plan as of December 31, 2015.

On August 20, 2013, our Board of Directors authorized the repurchase of up to $250 million in shares with no expiration date. The program's objective was to deploy our capital in a manner that benefited our shareholders and maintain our focus on growth. During 2015 and 2014, we repurchased 2.0 million shares and 3.4 million shares for $70 million and $130 million, respectively, under this program. As of December 31, 2015, we have exhausted the authorized amount to repurchase shares under this plan.

On August 18, 2012, the Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. During 2015 we repurchased 0.8 million shares for $25 million. There are up to 0.3 million shares (approximately $9 million in value) that may still be purchased under this plan as of December 31, 2015. There were no shares repurchased under this plan during 2014.
Aside from the aforementioned repurchase programs, we repurchased 0.1 million and 0.2 million shares for $4 million and $4 million during 2015 and 2014, respectively in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock. These repurchases are included in the stock incentive plan net activity in the above table.

Note 17. Accumulated Other Comprehensive Income (Loss)

The following table provides the components of accumulated other comprehensive income (loss) for 2015, 2014 and 2013:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2013	$336	$(222)	$1	$115
Foreign currency translation adjustment	15			15
Changes in postretirement benefit plans		40		40
Income tax expense on changes in postretirement benefit plans		(17)		(17)
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into:
Cost of revenue		7		7
Selling, general and administrative expenses		7		7
Research and development expenses		1		1
Other non-operating (expense) income, net		3		3
Income tax impact on amortization of postretirement benefit plan items		(5)		(5)
Unrealized gain on derivative hedge agreements			1	1
Reclassification of unrealized gain on derivative hedge agreements into revenue			(2)	(2)
Reclassification of unrealized loss on derivative hedge agreements into cost of revenue			2	2
Balance at December 31, 2013	$351	$(186)	$2	$167
Foreign currency translation adjustment	(206)			(206)
Changes in postretirement benefit plans		(92)		(92)
Income tax expense on changes in postretirement benefit plans		20		20
Foreign currency translation adjustment for postretirement benefit plans		20		20
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into:
Cost of revenue		4		4
Selling, general and administrative expenses		5		5
Other non-operating (expense) income, net		1		1
Income tax impact on amortization of postretirement benefit plan items		(3)		(3)
Unrealized loss on derivative hedge agreements			(22)	(22)
Income tax benefit on unrealized loss on derivative hedge agreements			1	1
Reclassification of unrealized loss on derivative hedge agreements into revenue			5	5
Reclassification of unrealized loss on derivative hedge agreements into cost of revenue			1	1
Balance at December 31, 2014	$145	$(231)	$(13)	$(99)

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2015	$145	$(231)	$(13)	$(99)
Foreign currency translation adjustment	(180)			(180)
Foreign currency gain reclassified into gain on sale of businesses	(8)			(8)
Changes in postretirement benefit plans		24		24
Income tax expense on changes in postretirement benefit plans		(10)		(10)
Foreign currency translation adjustment for postretirement benefit plans		21		21
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into:
Cost of revenue		4		4
Selling, general and administrative expenses		9		9
Research and development expenses		1		1
Other non-operating income (expense), net		1		1
Income tax impact on amortization of postretirement benefit plan items		(4)		(4)
Unrealized loss on derivative hedge agreements			(22)	(22)
Income tax benefit on unrealized loss on derivative hedge agreements			6	6
Reclassification of unrealized loss on derivative hedge agreements into revenue			19	19
Reclassification of unrealized loss on derivative hedge agreements into cost of revenue			1	1
Income tax benefit on reclassification of unrealized loss on derivative hedge agreements			(1)	(1)
Balance at December 31, 2015	$(43)	$(185)	$(10)	$(238)

Note 18. Commitments and Contingencies
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
In connection with the KFTC matter, the Company commenced an internal investigation relating to the allegations against Xylem South Korea. In late 2014, the Company broadened this internal investigation to assess related allegations made by certain employees of Xylem South Korea during the investigation into the KFTC matter. The broadened investigation includes a review of compliance by Xylem South Korea and its employees with the requirements of the Foreign Corrupt Practices Act. The Company engaged independent outside counsel to assist with its investigation and an independent professional services firm to provide forensic accounting assistance.  In late January 2015, the Company voluntarily contacted the SEC and the Department of Justice ("DOJ") to advise both agencies of this internal investigation. The SEC has informed the Company that it will not bring an enforcement action against the Company in connection with the events at Xylem South Korea and the DOJ has informed the Company that it has declined to prosecute the Company in connection with the events at Xylem South

Korea.  Xylem South Korea’s revenue is less than one percent of the Company’s total revenue. Although the Company currently cannot reasonably estimate the potential liability, if any, related to the investigation, we currently believe that these matters will not have a material adverse effect on the Company’s business, financial condition or results of operations.
On October 1, 2014, there was a court approved settlement agreement with respect to a purchase price dispute with the minority shareholders arising from one of our historical acquisitions.  All outstanding claims have been settled and court proceedings have been terminated.  The outstanding balance of the settlement is reflected in the 2015 Consolidated Balance Sheet.
On or about February 17, 2009, following a statement submitted to the Spanish Competition Authority (Comision Nacional de la Competencia, "CNC") by Grupo Industrial Ercole Marelli, S.A. regarding an anti-competitive agreement in which it said it had been participating, the CNC conducted an investigation at ITT Water & Wastewater España S.A. (now named Xylem Water Solutions España S.A.), at the Spanish Association of Fluid Pump Manufacturers (the "Association"), and at the offices of other members of the Association. On September 16, 2009, the Directorate of Investigation of the CNC commenced formal proceedings for alleged restrictive practices, such as several exchanges of information and a recommendation on general terms and conditions of sale, allegedly prohibited under applicable law. Following the conclusion of the formal proceedings, the CNC Council imposed fines on the Association and nineteen Spanish manufacturers and distributors of fluid pumps, including a fine of Euro 2,373,675 applied to ITT Water & Wastewater España S.A. and ITT Corporation. In March 2012, the Company appealed the CNC's decision to the Audiencia Nacional (the "High Court") and in March 2013, the High Court upheld the determination of the CNC and the fine previously assessed. In June 2013, the Company appealed the decision to the Tribunal Supremo, the Supreme Court of Spain, and in November 2015 the Tribunal Supremo upheld the determination and the fine previously assessed.  The outstanding balance of the fine is reflected in the 2015 Consolidated Balance Sheet. The Company petitioned the Spanish Constitutional Court and the Council of the CNC in December 2015 and January 2016, respectively, for review of certain aspects relevant to the fine determination, and is awaiting decisions.
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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $6 million and $9 million as of December 31, 2015 and 2014, respectively for these general legal matters.
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
Guarantees
We obtain certain stand-by letters of credit, bank guarantees and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of December 31, 2015, the amount of stand-by letters of credit, bank guarantees and surety bonds was $161 million.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million and $5 million as of December 31, 2015 and 2014, respectively, for environmental matters.
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
Operating Leases
We lease certain offices, manufacturing buildings, machinery, computers and other equipment. Such leases expire at various dates through 2047 and may include renewal and payment escalation clauses. We often pay maintenance, insurance and tax expense related to leased assets. Total rent expense for the three years ended December 31, 2015 was as follows:

(in millions)	Total
2015	$59
2014	73
2013	77
At December 31, 2015, we are obligated to make minimum rental payments under operating leases which are as follows:

(in millions)	2016	2017	2018	2019	2020	Thereafter
Minimum rental payments	$55	$43	$33	$23	$17	$19
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. Warranty expense was $32 million, $27 million, and $34 million for 2015, 2014 and 2013, respectively. The table below provides changes in the product warranty accrual over each period.

(in millions)	2015	2014
Warranty accrual – January 1	$31	$37
Net charges for product warranties in the period	32	27
Settlement of warranty claims	(29)	(31)
Foreign currency and other	(1)	(2)
Warranty accrual – December 31	$33	$31

Note 19. Related Party Transactions
Sales to and purchases from unconsolidated joint ventures for 2015, 2014 and 2013 are as follows:

(in millions)	2015	2014	2013
Sales to unconsolidated affiliates	$11	$16	$15
Purchases from unconsolidated affiliates	19	18	20

Note 20. Segment and Geographic Data
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
 The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). The following tables contain financial information for each reportable segment:

	Year Ended December 31,
(in millions)	2015	2014	2013
Revenue:
Water Infrastructure	$2,231	$2,442	$2,384
Applied Water	1,422	1,474	1,453
Total	$3,653	$3,916	$3,837
Operating income:
Water Infrastructure	$303	$321	$263
Applied Water	190	193	175
Corporate and other	(44)	(51)	(75)
Total operating income	449	463	363
Interest expense	55	54	55
Other non-operating income (expense)	—	1	(10)
Gain from sale of businesses	9	11	—
Income before taxes	$403	$421	$298
Depreciation and amortization:
Water Infrastructure	$88	$100	$104
Applied Water	26	25	26
Regional selling locations (a)	12	12	13
Corporate and other	7	5	7
Total	$133	$142	$150
Capital expenditures:
Water Infrastructure	$67	$73	$67
Applied Water	22	28	31
Regional selling locations (b)	23	10	12
Corporate and other	5	8	16
Total	$117	$119	$126

(a)
Depreciation and amortization expense incurred by the Regional selling locations was included in an overall allocation of Regional selling location costs to the segments; however, a certain portion of that expense was not specifically identified to a segment. That is the expense captured in this Regional selling location line.

(b)	Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.

The following table illustrates revenue by product category, net of intercompany revenue.

	Year Ended December 31,
(in millions)	2015	2014	2013
Pumps, accessories, parts and service	$2,917	$3,094	$3,076
Other (a)	736	822	761
Total	$3,653	$3,916	$3,837

(a)	Other includes treatment equipment, analytical instrumentation, heat exchangers, valves and controls.
The following table contains the total assets for each reportable segment as of December 31, 2015, 2014 and 2013.

	Total Assets
(in millions)	2015	2014	2013 (c)
Water Infrastructure	$2,024	$2,128	$2,224
Applied Water	1,054	1,114	1,122
Regional selling locations (a)	905	961	983
Corporate and other (b)	674	630	528
Total	$4,657	$4,833	$4,857

(a)	The Regional selling locations have assets that consist primarily of cash, accounts receivable and inventory which are not allocated to the segments.

(b)	Corporate and other consists of items pertaining to our corporate headquarters function, which principally consist of cash, deferred tax assets, pension assets and certain, plant and equipment.

(c)
In 2013, debt issuance costs of $6 million were reclassified to long-term debt from other non-current assets and deferred tax assets of $33 million were reclassified to deferred tax liabilities within the Consolidated Balance Sheet. See Note 2, “Recently Issued Accounting Pronouncements,” of the consolidated financial statements.

Geographical Information
Revenue is attributed to countries based upon the location of the customer. Property, Plant & Equipment is attributed to countries based upon the location of the assets.

	Revenue
	Year Ended December 31,
(in millions)	2015	2014	2013
United States	$1,490	$1,477	$1,434
Europe	1,179	1,379	1,387
Asia Pacific	482	478	467
Other	502	582	549
Total	$3,653	$3,916	$3,837

	Property, Plant & Equipment
	December 31,
(in millions)	2015	2014	2013
United States	$168	$180	$186
Europe	189	206	225
Asia Pacific	56	53	45
Other	26	22	32
Total	$439	$461	$488

Note 21. Valuation and Qualifying Accounts
The table below provides changes in the allowance for doubtful accounts over each period.

(in millions)	2015	2014	2013
Balance at beginning of year	$24	$22	$25
Additions charged to expense	4	9	8
Deductions/other	(6)	(7)	(11)
Balance at end of year	$22	$24	$22
Note 22. Quarterly Financial Data (Unaudited)

Our quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the fourth quarter which ends on December 31.

	2015 Quarter Ended
(in millions, except per share amounts)	Dec. 31	Sept. 30	June 30	Mar. 31
Revenue	$994	$902	$920	$837
Gross profit	390	351	348	315
Operating income	142	120	104	83
Net income	$114	$88	$74	$64
Earnings per share:
Basic	$0.64	$0.48	$0.41	$0.35
Diluted	$0.63	$0.48	$0.41	$0.35

	2014 Quarter Ended
(in millions, except per share amounts)	Dec. 31	Sept. 30	June 30	Mar. 31
Revenue	$1,042	$963	$1,005	$906
Gross profit	407	376	388	342
Operating income	141	130	116	76
Net income	$96	$106	$86	$49
Earnings per share:
Basic	$0.53	$0.58	$0.47	$0.27
Diluted	$0.52	$0.58	$0.47	$0.27

Note 23. Subsequent Events

On February 1, 2016, we acquired Tideland Signal Corporation (“Tideland”), a leading producer of analytics solutions in the coastal and ocean management sectors, for approximately $69 million.  Tideland, a privately-owned company headquartered in Texas, has approximately 160 employees and annual revenue of approximately $48 million.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the Chief Executive Officer ("CEO") and Interim Chief Financial Officer ("CFO") of the Company, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2015 pursuant to Rule 13a-15(b) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”).  Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the year ended December 31, 2015 were effective, in all material respects, and designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

The Company's management, including the CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (2013). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment, the Company's management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears following Item 9B of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Xylem Inc.
Rye Brook, New York

We have audited the internal control over financial reporting of Xylem Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 26, 2016

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”) under the captions “Proposal 1 - Election of Directors,” "Identifying and Evaluating Director Nominees," "Board Committees - Audit Committee" and “Section 16(a) Beneficial Ownership Reporting Compliance.”
The information called for by Item 10 with respect to executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated by reference in this section.
We have adopted corporate governance principles and charters for each of our board committees. The principles address director qualification standards, responsibilities, access to management and independent advisors, compensation, orientation and continuing education, succession planning and board and committee self-evaluation. The corporate governance principles and board committee charters are available on the Company’s website at www.investors.xyleminc.com. A copy of the corporate governance principles and board committee charters are also available to any shareholder who requests a copy from the Company’s Corporate Secretary at our Principal Executive Offices.
We have also adopted a written code of conduct which is applicable to all our directors, officers and employees, including the Company’s Chief Executive Officer and Interim Chief Financial Officer and other executive officers identified pursuant to this Item 10. In accordance with the SEC’s rules and regulations, a copy of the Code of Conduct has been posted to our website and it is also available to any shareholder who requests a copy from our Corporate Secretary. We intend to disclose any changes in our Code of Conduct and waivers of the Code of Conduct on our website at www.xyleminc.com within four business days following the date of the amendment or waiver.
ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information in our 2016 Proxy Statement set forth under captions “Executive Compensation," "Director Compensation", "Board Committees - Leadership Development and Compensation Committee" and “Leadership Development and Compensation Committee Report.”
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the information in our 2016 Proxy Statement set forth under the captions “Stock Ownership of Directors, Executive Officers and Certain Beneficial Owners” and "Equity Compensation Plan Information."
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the information in our 2016 Proxy Statement set forth under the captions "Governance - Director Independence" and “Governance - Related Party Transactions.”
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the information in our 2016 Proxy Statement set forth under the captions “Fees of Audit and Other Services Fees” and "Pre-Approval of Audit and Non-Audit Services."

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
(Principal Accounting Officer and Duly Authorized Officer)
February 26, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 26, 2016	/s/ Patrick K. Decker
Patrick K. Decker
President and Chief Executive Officer
(Principal Executive Officer)

February 26, 2016	/s/ Shashank Patel
Shashank Patel
Interim Chief Financial Officer
(Principal Financial Officer)

February 26, 2016	/s/ Markos I. Tambakeras
Markos I. Tambakeras, Chairman

February 26, 2016	/s/ Curtis J. Crawford
Curtis J. Crawford, Director

February 26, 2016	/s/ Robert F. Friel
Robert F. Friel, Director

February 26, 2016	/s/ Victoria D. Harker
Victoria D. Harker, Director

February 26, 2016	/s/ Sten E. Jakobsson
Sten E. Jakobsson, Director

February 26, 2016	/s/ Steven R. Loranger
Steven R. Loranger, Director

February 26, 2016	/s/ Edward J. Ludwig
Edward J. Ludwig, Director

February 26, 2016	/s/ Surya N. Mohapatra
Surya N. Mohapatra, Director

February 26, 2016	/s/ Jerome A. Peribere
Jerome A. Peribere, Director

EXHIBIT INDEX

Exhibit Number	Description	Location

(2.1)	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(3.1)	Third Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 10-Q filed on July 29, 2014 (CIK No. 131190969, File No. 1-35229).

(3.2)	Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on February 25, 2016 (CIK No. 1524472, File No. 1-35229).

(4.1)	Indenture, dated as of September 20, 2011, between Xylem Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.2 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Form of Xylem Inc. 3.550% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

(4.3)	Form of Xylem Inc. 4.875% Senior Notes due 2021	Incorporated by reference to Exhibit 4.6 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

(10.1)	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (2015)	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-K Annual Report filed on February 26, 2015 (CIK No. 1524472, File No. 1-35229).

(10.2)	Benefits and Compensation Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.2 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.3)	Tax Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.3 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.4)	Master Transition Services Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.4 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.5)
Five-Year Revolving Credit Facility Agreement, dated as of March 27, 2015, among Xylem Inc., the Lenders Named Therein, Citibank, N.A., as Administrative Agent and J.P. Morgan Chase Bank, N.A., as Syndication Agent.
Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 8-K filed on March 31, 2015 (CIK No. 1524472, File No. 1-35229).

(10.6)	Xylem 2011 Omnibus Incentive Plan (Amended as of February 24, 2016)	Filed herewith.

(10.7)	Form of Xylem Non-Qualified Stock Option Award Agreement (Amended as of February 24, 2016)	Filed herewith.

(10.8)	Form of Xylem Restricted Stock Unit Agreement (Amended as of February 24, 2016)	Filed herewith.

Exhibit Number	Description	Location
(10.9)	Form of Xylem Performance Share Unit Agreement (Amended as of February 24, 2016)	Filed herewith.

(10.10)	Xylem Retirement Savings Plan	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q filed on July 30, 2013 (CIK No. 1524472, File No. 1-35229).

(10.11)	Xylem Supplemental Retirement Savings Plan	Incorporated by reference to Exhibit 10.11 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

(10.12)	Xylem Deferred Compensation Plan	Incorporated by reference to Exhibit 4.5 of Xylem Inc.’s Registration Statement on Form S-8 filed on October 28, 2011 (CIK No. 1524472, File No. 333-177607).

(10.13)	Xylem Deferred Compensation Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.13 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

(10.14)	Form of Non-Employee Director Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q Quarterly Report filed on July 30, 2015 (CIK No. 1524472, File No. 1-35229).

(10.15)	Xylem Special Senior Executive Severance Pay Plan (Amended as of February 24, 2016)	Filed herewith.

(10.16)	Xylem Senior Executive Severance Pay Plan (Amended as of February 24, 2016)	Filed herewith.

(10.17)	Form of Xylem 2011 Omnibus Incentive Plan 2011 Non-Qualified Stock Option Award Agreement — Founders Grant	Incorporated by reference to Exhibit 10.17 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

(10.18)	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement — General Grant	Incorporated by reference to Exhibit 10.18 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

(10.19)	Xylem Annual Incentive Plan for Executive Officers (Amended as of February 24, 2016)	Filed herewith.

(10.20)	Form of Director’s Indemnification Agreement	Filed herewith.

(10.21)	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (2013)	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q Quarterly Report filed on April 30, 2013 (CIK No. 1524472, File No. 1-35229).

(10.22)	Letter Agreement between Xylem Inc. and Patrick K. Decker	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q Quarterly Report filed on April 29, 2014 (CIK No. 1524472, File No. 1-35229).

(10.23)	Restricted Stock Unit Grant Agreement between Xylem Inc. and Patrick K. Decker	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 8-K Current Report filed on March 20, 2014 (CIK No. 1524472, File No. 1-35229).

Exhibit Number	Description	Location
(10.24)
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
Incorporated by reference to Exhibit 10.30 of Xylem Inc.’s Form 10-K Annual Report filed on February 27, 2014 (CIK No. 1524472, File No. 1-35229).

(10.25)
Agreement dated May 4, 2015, Amending the Research and Development Facility Agreement - Xylem Water Technologies Risk-Sharing Financing Facility First Amended and Restated Finance Contract, dated June 28, 2014, among the European Investment Bank, Xylem Holdings S.á r.l. and Xylem International S.á r.l., as borrowers, and Xylem Inc., as guarantor.
Incorporated by reference to Exhibit 10.2 of Xylem Inc.’s Form 10-Q Quarterly Report filed on July 30, 2015 (CIK No. 1524472, File No. 1-35229).

(10.26)
Agreement dated December 3, 2015, Amending the Research and Development Facility Agreement - Xylem Water Technologies Risk-Sharing Financing Facility First Amended and Restated Finance Contract, dated June 28, 2014, among the European Investment Bank, Xylem Holdings S.á r.l. and Xylem International S.á r.l., as borrowers, and Xylem Inc., as guarantor.
Filed herewith.

(11.0)	Statement re computation of per share earnings
Information required to be presented in Exhibit 11 is provided under "Earnings Per Share" in Note 7 of the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

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

(101)
The following materials from Xylem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements
Submitted electronically with this report.