Form 10-Q
period 2016-03-31
Xylem Inc.
filed 2016-05-03
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of April 29, 2016, there were 178,897,399 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

For the three months ended March 31,	2016	2015
Revenue	$847	$837
Cost of revenue	518	522
Gross profit	329	315
Selling, general and administrative expenses	219	206
Research and development expenses	25	23
Restructuring charges	6	3
Operating income	79	83
Interest expense	14	14
Other non-operating (expense), net	—	(1)
Gain from sale of businesses	—	9
Income before taxes	65	77
Income tax (benefit) expense	(1)	13
Net income	$66	$64
Earnings per share:
Basic	$0.37	$0.35
Diluted	$0.37	$0.35
Weighted average number of shares:
Basic	178.6	182.1
Diluted	179.3	183.1
Dividends declared per share	$0.1549	$0.1408
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

For the three months ended March 31,	2016	2015
Net income	$66	$64
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	12	(129)
Foreign currency gain reclassified into net income	—	(8)
Net change in derivative hedge agreements:
Unrealized gains (losses)	4	(5)
Amount of loss reclassified into net income	—	5
Net change in postretirement benefit plans:
Amortization of net actuarial loss into net income	3	4
Other comprehensive income (loss), before tax	19	(133)
Income tax impact related to items of other comprehensive income (loss)	(7)	1
Other comprehensive income (loss), net of tax	26	(134)
Comprehensive income (loss)	$92	$(70)
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	March 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$1,193	$680
Receivables, less allowances for discounts and doubtful accounts of $24 and $33 in 2016 and 2015, respectively	752	749
Inventories	482	433
Prepaid and other current assets	148	143
Total current assets	2,575	2,005
Property, plant and equipment, net	446	439
Goodwill	1,632	1,584
Other intangible assets, net	464	435
Other non-current assets	187	194
Total assets	$5,304	$4,657
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$332	$338
Accrued and other current liabilities	380	407
Short-term borrowings and current maturities of long-term debt	720	78
Total current liabilities	1,432	823
Long-term debt	1,153	1,196
Accrued postretirement benefits	340	335
Deferred income tax liabilities	106	118
Other non-current accrued liabilities	114	101
Total liabilities	3,145	2,573
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 190.8 shares and 190.2 shares in 2016 and 2015, respectively	2	2
Capital in excess of par value	1,848	1,834
Retained earnings	923	885
Treasury stock – at cost 11.9 shares and 11.8 shares in 2016 and 2015, respectively	(402)	(399)
Accumulated other comprehensive loss	(212)	(238)
Total stockholders’ equity	2,159	2,084
Total liabilities and stockholders’ equity	$5,304	$4,657

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the three months ended March 31,	2016	2015
Operating Activities
Net income	$66	$64
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20	24
Amortization	12	11
Share-based compensation	5	4
Restructuring charges	6	3
Gain from sale of businesses	—	(9)
Other, net	1	1
Payments for restructuring	(2)	(6)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	22	4
Changes in inventories	(31)	(33)
Changes in accounts payable	(1)	4
Other, net	(57)	(28)
Net Cash – Operating activities	41	39
Investing Activities
Capital expenditures	(37)	(37)
Acquisition of business, net of cash acquired	(70)	—
Proceeds from sale of businesses	—	1
Other, net	2	—
Net Cash – Investing activities	(105)	(36)
Financing Activities
Short-term debt issued	40	—
Long-term debt issued	540	—
Repurchase of common stock	(3)	(53)
Proceeds from exercise of employee stock options	8	6
Dividends paid	(28)	(26)
Other, net	2	2
Net Cash – Financing activities	559	(71)
Effect of exchange rate changes on cash	18	(41)
Net change in cash and cash equivalents	513	(109)
Cash and cash equivalents at beginning of year	680	663
Cash and cash equivalents at end of period	$1,193	$554
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$25	$11
Income taxes (net of refunds received)	$15	$8
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
Basis of Presentation
The interim condensed consolidated financial statements reflect our financial position and results of operations in conformity with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany transactions between our businesses have been eliminated.
The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Annual Report") in preparing these unaudited condensed consolidated financial statements, with the exception of accounting standard updates described in Note 2. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2015 Annual Report.
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
Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the accounting for share-based payments. This new guidance (1) eliminates the ability to recognize excess tax benefits and certain tax deficiencies in additional paid in capital (“APIC”) and requires all such items be recognized as income tax expense or benefit; (2) eliminates the presentation of excess tax benefits in the financing section of the statement of cash flows and instead requires such items be recognized in the operating activities section of the statement;

(3) allows an entity to elect an accounting policy either to continue to estimate the total number awards for which the service period will not be rendered (as currently required) or to account for forfeitures when they occur; (4) modifies the current exception to liability classification of an award to include instances whereby an employer uses a net settlement feature to withhold up to the maximum statutory withholding requirement; and (5) requires cash payments to tax authorities in connection with shares withheld to meet statutory requirements be presented as a financing activity in the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2016. Component (1) of this guidance, discussed above, must be applied prospectively while component (2) may be applied using either a prospective or a retrospective approach. Components (3) and (4) of this guidance, discussed above, must be applied using a modified retrospective approach and component (5) must be applied retrospectively. We are evaluating the impact of the guidance on our financial condition and results of operations.
In February 2016, the FASB issued guidance amending the accounting for leases. Specifically, the amended guidance requires all lessees to record a lease liability at lease inception, with a corresponding right of use asset, except for short-term leases. Lessor accounting is not fundamentally changed. This amended guidance is effective for interim and annual periods beginning after December 15, 2018 using a modified retrospective approach. Early adoption is permitted. We are evaluating the impact of the guidance on our financial condition and results of operations.
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
Recently Adopted Pronouncements
In March 2016, the FASB amended the guidance regarding the use of the equity method to record certain investments. Under current guidance, if an investor increases its level of ownership interest in a company and consequently qualifies for the equity method, the investor must retroactively adjust its investment, results of operations and retained earnings to reflect balances that would have arisen if the equity method had been in effect during all previous periods that the investment was held. The amended guidance eliminates the need to retroactively adjust balances and instead allows for the prospective application of the equity method. This guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2016. We elected to early adopt this guidance effective the first quarter of 2016. The adoption of this guidance did not impact our financial condition or results of operations.
In March 2016, in response to inconsistency in practice, the FASB issued guidance regarding the ability to maintain hedge accounting for a derivative instruments when one party to the instrument has been replaced by a new party (“a novation”). The new guidance states that a novation does not preclude the continued application of hedge accounting to a derivative assuming all other hedge accounting criteria continue to be met. This guidance is effective using either a prospective or a modified retrospective approach, for interim and annual reporting periods beginning after December 15, 2016. We elected to early adopt this guidance on a prospective basis effective the first quarter of 2016. The adoption of this guidance did not impact our financial condition or results of operations.

In March 2016, the FASB issued guidance clarifying what steps need to be followed when evaluating if call or put options are not clearly and closely related to their debt hosts, and therefore must be accounted for as separate derivatives. The guidance prescribes a four step process to assess whether an event that triggers the ability to exercise a call or put option is clearly and closely related to the debt host. The four step decision sequence requires an entity to consider whether (1) the payoff is adjusted based on changes in an index; (2) the payoff is indexed to an underlying other than interest rates or credit risk; (3) the debt involves a substantial premium or discount; and (4) the call or put option is contingently exercisable. This guidance is effective using a modified retrospective approach, for interim and annual reporting periods beginning after December 15, 2016. We elected to early adopt this guidance effective the first quarter of 2016. The adoption of this guidance did not impact our financial condition or results of operations.
Note 3. Acquisitions and Divestitures
On February 1, 2016, we acquired Tideland Signal Corporation (“Tideland”), a leading producer of analytics solutions in the coastal and ocean management sectors, for $70 million.  Tideland, a privately-owned company headquartered in Texas, has approximately 160 employees and annual revenue of approximately $48 million. Our condensed consolidated financial statements include Tideland’s results of operations from February 1, 2016 within the Water Infrastructure segment.
For the three months ended March 31, 2015, we divested two businesses for $1 million, which were not material, individually or in the aggregate, to our results of operations or financial position. The sales resulted in a gain of $9 million, reflected in gain from sale of businesses in our Condensed Consolidated Income Statement.
Note 4. Restructuring Charges
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position ourselves based on the economic environment and customer demand. During the three months ended March 31, 2016, we recognized restructuring charges of $6 million. We incurred these charges primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the elimination of headcount and consolidation of facilities within our Applied Water segment, the elimination of headcount in our Water Infrastructure segment, as well as Corporate headcount reductions.
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
The following table presents the components of restructuring expense for the three months ended March 31, 2016 and 2015.

(in millions)	2016	2015
By component:
Severance and other charges	$6	$4
Reversal of restructuring accruals	—	(1)
Total restructuring charges	$6	$3

By segment:
Water Infrastructure	$2	$3
Applied Water	2	—
Corporate and other	2	—

The following table displays a rollforward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within accrued and other current liabilities, for the three months ended March 31, 2016 and 2015.

(in millions)	2016	2015
Restructuring accruals - January 1	$3	$12
Restructuring charges	6	3
Cash payments	(2)	(6)
Foreign currency and other	(1)	(1)
Restructuring accruals - March 31	$6	$8

By segment:
Water Infrastructure	$2	$4
Applied Water	2	—
Regional selling locations (a)	—	3
Corporate and other	2	1

(a)
Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following is a rollforward for the three months ended March 31, 2016 and 2015 of employee position eliminations associated with restructuring activities.

	2016	2015
Planned reductions - January 1	82	133
Additional planned reductions	125	74
Actual reductions	(13)	(92)
Planned reductions - March 31	194	115
Total expected costs associated with actions that commenced during the three months ended March 31, 2016 are approximately $7 million for Water Infrastructure, including $2 million incurred during the three months ended March 31, 2016. These costs primarily consist of severance charges. We currently expect activity related to these actions to continue through the end of 2017. Total expected costs associated with actions that commenced during the three months ended March 31, 2016 are approximately $6 million for Applied Water, including $2 million incurred during the three months ended March 31, 2016. These costs primarily consist of severance charges. We currently expect activity related to these actions to continue through the end of 2017. Total expected costs associated with actions that commenced during the three months ended March 31, 2016 are approximately $3 million for Corporate, including $2 million incurred during the three months ended March 31, 2016. These costs primarily consist of severance charges. We currently expect activity related to these actions to continue through the end of 2017.
Total expected costs associated with actions that commenced during 2015 are approximately $5 million for Water Infrastructure. Approximately $4 million of the expected cost was incurred in 2015 and no additional costs were incurred during the three months ended March 31, 2016. We currently expect activity related to these actions to continue through the second quarter of 2016. Total expected costs associated with actions that commenced during 2015 are approximately $1 million for Applied Water. These costs primarily consist of severance charges and substantially all of the costs associated with these actions have been incurred in 2015.
Note 5. Income Taxes
Our quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items within periods presented. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items.

The income tax provision for the three months ended March 31, 2016 was a benefit of $1 million resulting in an effective tax rate of negative 1.6%, compared to an expense of $13 million resulting in an effective tax rate of 17.3% for the same period in 2015. The effective tax rate was lower than the United States federal statutory rate primarily due to geographic mix of earnings in both periods as well as a reduction in the amount of unrecognized tax benefits recorded as a result of the effective settlement of a tax examination in the current period.
Unrecognized Tax Benefits
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
The amount of unrecognized tax benefits at March 31, 2016 was $27 million which, if ultimately recognized, will reduce our annual effective tax rate. We do not believe that the unrecognized tax benefits will significantly change within the next twelve months.
We classify interest expense relating to unrecognized tax benefits as a component of other non-operating expense, net, and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of March 31, 2016, we had $1 million of interest accrued for unrecognized tax benefits.
Note 6. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share.

	Three Months Ended
	March 31,
	2016	2015
Net income (in millions)	$66	$64
Shares (in thousands):
Weighted average common shares outstanding	178,560	182,049
Add: Participating securities (a)	30	46
Weighted average common shares outstanding — Basic	178,590	182,095
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	333	532
Dilutive effect of restricted stock units and performance shares	390	437
Weighted average common shares outstanding — Diluted	179,313	183,064
Basic earnings per share	$0.37	$0.35
Diluted earnings per share	$0.37	$0.35

(a)
Restricted stock unit awards containing rights to non-forfeitable dividends that participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

(b)
Incremental shares from stock options, restricted stock units and performance share are computed by the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock units and performance share awards, reduced by the repurchase of shares with the proceeds from the assumed exercises, unrecognized compensation expense for outstanding awards and the estimated tax benefit of the assumed exercises. Performance share units will be included in the treasury stock calculation of diluted earnings per share upon achievement of underlying performance or market conditions. See Note 14, "Share-Based Compensation Plans" to the condensed consolidated financial statements for further detail on the performance share units.

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Stock options	2,254	2,634
Restricted stock units	600	590
Performance shares	258	158
Note 7. Inventories
The components of total inventories are summarized as follows:

(in millions)	March 31, 2016	December 31, 2015
Finished goods	$215	$213
Work in process	41	32
Raw materials	226	188
Total inventories	$482	$433
Note 8. Property, Plant and Equipment
The components of total property, plant and equipment, net are as follows:

(in millions)	March 31, 2016	December 31, 2015
Land, buildings and improvements	$250	$240
Machinery and equipment	658	650
Equipment held for lease or rental	214	205
Furniture and fixtures	82	79
Construction work in progress	52	46
Other	19	19
Total property, plant and equipment, gross	1,275	1,239
Less accumulated depreciation	829	800
Total property, plant and equipment, net	$446	$439
Depreciation expense of $20 million and $24 million was recognized in the three months ended March 31, 2016 and 2015, respectively.
Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2016 are as follows:

(in millions)	Water Infrastructure	Applied Water	Total
Balance as of January 1, 2016	$1,066	$518	$1,584
Activity in 2016
Acquired (a)	36	—	36
Foreign currency and other	8	4	12
Balance as of March 31, 2016	$1,110	$522	$1,632

(a)	On February 1, 2016, we acquired Tideland and recorded $36 million of goodwill. Refer to Note 3, "Acquisitions and Divestitures" for additional information.

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	March 31, 2016			December 31, 2015
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$345	$(148)	$197	$320	$(140)	$180
Proprietary technology and patents	120	(57)	63	116	(54)	62
Trademarks	43	(20)	23	35	(19)	16
Software	163	(115)	48	155	(110)	45
Other	8	(8)	—	8	(8)	—
Indefinite-lived intangibles	133	—	133	132	—	132
	$812	$(348)	$464	$766	$(331)	$435
Amortization expense related to finite-lived intangible assets was $12 million and $11 million for the three months ended March 31, 2016 and 2015, respectively.
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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty and Australian Dollar. We held forward foreign exchange contracts with purchase notional amounts totaling $240 million and $94 million as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, our most significant foreign currency derivatives include contracts to purchase Swedish Krona and sell Euro, sell US Dollar and purchase Euro, sell Canadian Dollar and purchase US Dollar, sell Canadian Dollar and purchase Euro, and purchase Polish Zloty and sell Euro. The purchased notional amounts associated with these currency derivatives are $99 million, $89 million, $14 million, $14 million, and $13 million, respectively. As of December 31, 2015, our most significant foreign currency derivatives included contracts to purchase Swedish Krona and sell Euro, sell U.S. Dollar and purchase Euro, and to sell British Pound and purchase Euro. The purchased notional amounts associated with these currency derivatives are $51 million, $24 million and $12 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross Currency Swaps
Beginning in 2015, we entered into cross currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. The total notional amount of derivative instruments designated as net investment hedges was $423 million and $411 million as of March 31, 2016 and December 31, 2015, respectively.

Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance or $560 million, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income.

	Three Months Ended
	March 31,
(in millions)	2016	2015
Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain (loss) recognized in OCI (a)	$4	$(5)
Amount of loss reclassified from OCI into revenue (a)	1	4
Amount of (gain) loss reclassified from OCI into cost of revenue (a)	(1)	1

Net Investment Hedges
Cross Currency Swaps
Amount of (loss) recognized in OCI (a)	$(11)	$—
Foreign Currency Denominated Debt
Amount of (loss) recognized in OCI (a)	$(15)	$—

(a)	Effective portion
As of March 31, 2016, $5 million of the net unrealized gains on cash flow hedges is expected to be reclassified into earnings in the next 12 months. The ineffective portion of a cash flow hedge is recognized immediately in selling, general and administrative expenses in the Condensed Consolidated Income Statements and was not material for the three months ended March 31, 2016 and 2015.
As of March 31, 2016, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration. The net investment hedges did not experience any ineffectiveness for the three months ended March 31, 2016.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our foreign exchange contracts currently included in our hedging program designated as hedging instruments were as follows:

(in millions)	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Other current assets	$5	$2
Liabilities
Cash Flow Hedges
Other current liabilities	$(1)	$—
Net Investment Hedges
Other non-current liabilities	$(31)	$(18)
The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $588 million as of March 31, 2016.

Note 11. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

(in millions)	March 31, 2016	December 31, 2015
Compensation and other employee benefits	$149	$156
Customer-related liabilities	60	64
Accrued warranty costs	33	33
Accrued taxes	60	64
Other accrued liabilities	78	90
Total accrued and other current liabilities	$380	$407
Note 12. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	March 31, 2016	December 31, 2015
3.550% Senior Notes due 2016 (a)	$600	$600
4.875% Senior Notes due 2021 (a)	600	600
2.250% Senior Notes due 2023 (a)	566	—
Research and development facility agreement	120	76
Other	1	2
Debt issuance costs and unamortized discount (b)	(14)	(4)
Total debt	1,873	1,274
Less: short-term borrowings and current maturities of long-term debt	720	78
Total long-term debt	$1,153	$1,196

(a)
The fair value of our Senior Notes (as defined below) was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. Our Senior Notes due 2016 are recorded at amortized cost basis which approximates fair value. The fair value of our Senior Notes due 2021 was $648 million and $640 million as of March 31, 2016 and December 31, 2015, respectively. The fair value of our Senior Notes due 2023 was $588 million as of March 31, 2016.

(b)
The debt issuance costs and unamortized discount is recognized as a reduction in the carrying value of the Senior Notes in the Condensed Consolidated Balance Sheets and is being amortized to interest expense in our Condensed Consolidated Income Statements over the expected remaining terms of the Senior Notes.

Senior Notes
On September 20, 2011, we issued 3.550% Senior Notes of $600 million aggregate principal amount due September 2016 (the "Senior Notes due 2016") and 4.875% Senior Notes of $600 million aggregate principal amount due October 2021 (the "Senior Notes due 2021"). On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023 (the "Senior Notes due 2023" and together with the Senior Notes due 2016 and 2021, the "Senior Notes").
The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and leaseback transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. We may redeem all or a portion of the Senior Notes due 2023 at our option at any time on or after December 11, 2022 (three months prior to their maturity), at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the redemption date.  We may also redeem all, but not part, of the Senior Notes due 2023 in the event of specified tax events as described in the applicable Senior Notes indenture. If a change of control triggering event (as defined in the applicable Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase. As of

March 31, 2016, we were in compliance with all covenants for the Senior Notes.
Interest on the Senior Notes due 2016 is payable on March 20 and September 20 of each year. Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year.
On April 11, 2016, our Senior Notes due 2016 were settled for a total of $607 million which included make-whole interest expense of $7 million. The Company will record this loss on extinguishment of the debt in the second quarter of 2016 as interest expense.
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
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The Credit Facility also contains limitations on, among other things, incurring secured debt, granting liens, entering into sale and leaseback transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of March 31, 2016, we were in compliance with all covenants.
As of March 31, 2016, the Credit Facility was undrawn.
Research and Development Facility Agreement
On December 3, 2015, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank (the "EIB") to amend the maturity date. The facility provides an aggregate principal amount of up to €120 million (approximately $136 million) to finance research projects and infrastructure development in the European Union. The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the R&D Facility Agreement.  The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the EIB. The funds are available during the period from 2013 through 2016 at the Company's facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.
Under the R&D Facility Agreement, the borrower was able to draw loans on or before March 31, 2016 with a maturity of no longer than 12 years. The R&D Facility Agreement provides for Fixed Rate loans and Floating Rate loans. The interest rate per annum applicable to Fixed Rate loans is at a fixed percentage rate per annum specified by the EIB which includes the applicable margin. The interest rate per annum applicable to Floating Rate loans is at the rate determined by reference to EURIBOR for loans drawn in Euros and LIBOR for loans drawn in Pounds Sterling or U.S. Dollars, plus an applicable spread specified by the EIB which includes the applicable margin. The applicable margin for both Fixed Rate loans and Floating Rate loans is determined by reference to the credit rating of the Company.

In accordance with the terms of the R&D Facility Agreement, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions, such as customary representations and warranties, additional covenants and customary events of default. As of March 31, 2016, we were in compliance with all covenants.
As of March 31, 2016 and December 31, 2015, $120 million and $76 million was outstanding, respectively, under the R&D Facility Agreement. Although the borrowing term for this arrangement is up to five years, we have classified it as short-term debt on our Condensed Consolidated Balance Sheet since we intend to repay this obligation in less than a year.
Note 13. Postretirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended
	March 31,
(in millions)	2016	2015
Domestic defined benefit pension plans:
Interest cost	$1	$1
Expected return on plan assets	(1)	(1)
Amortization of net actuarial loss	1	1
Net periodic benefit cost	$1	$1
International defined benefit pension plans:
Service cost	$3	$3
Interest cost	6	6
Expected return on plan assets	(9)	(8)
Amortization of net actuarial loss	2	3
Net periodic benefit cost	$2	$4
Total net periodic benefit cost	$3	$5
The total net periodic benefit cost for other postretirement employee benefit plans was $1 million including amounts recognized in other comprehensive income ("OCI") of less than $1 million for the three months ended March 31, 2016 and 2015, respectively.
We contributed $8 million and $6 million to our defined benefit plans during the three months ended March 31, 2016 and 2015, respectively. Additional contributions ranging between approximately $18 million and $28 million are expected during the remainder of 2016.
Note 14. Share-Based Compensation Plans
Share-based compensation expense was $5 million and $4 million during the three months ended March 31, 2016 and 2015, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance based shares was $8 million, $24 million and $11 million, respectively, at March 31, 2016 and is expected to be recognized over a weighted average period of 2.2, 2.1 and 2.6 years, respectively. The amount of cash received from the exercise of stock options was $8 million and $6 million for the three months ended March 31, 2016 and 2015, respectively.

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2016.

	Shares (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	2,561	$31.16	6.8
Granted	420	37.47
Exercised	(322)	26.42
Forfeited and expired	(20)	37.00
Outstanding at March 31, 2016	2,639	$32.70	7.3	$23
Options exercisable at March 31, 2016	1,695	$30.38	6.3	$18
Vested and expected to vest as of March 31, 2016	2,523	$32.50	7.2	$22
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the three months ended March 31, 2016 was $3 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2016 grants.

Volatility	29.1%
Risk-free interest rate	1.42%
Dividend yield	1.65%
Expected term (in years)	5.6
Weighted-average fair value / share	$9.02
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
Restricted Stock Unit Grants
The following is a summary of restricted stock units activity for the three months ended March 31, 2016. The fair value of the restricted stock units is equal to the closing share price on the date of the grant.

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2016	1,013	$34.52
Granted	240	37.47
Vested	(252)	28.54
Forfeited	(31)	36.25
Outstanding at March 31, 2016	970	$36.75

Performance-Based Share Grants
The following is a summary of Return on Invested Capital ("ROIC") performance-based share grants for the three months ended March 31, 2016. The fair value of the ROIC performance-based shares is equal to the closing share price on the date of the grant.

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2016	160	$35.48
Granted	101	37.47
Vested	—	—
Forfeited	(18)	27.49
Outstanding at March 31, 2016	243	$36.90
The following is a summary of our Total Shareholder Return ("TSR") performance-based share grants for the three months ended March 31, 2016.

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2016	—	$—
Granted	101	45.34
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2016	101	$45.34
TSR Performance-based Share Fair Value
The fair value of TSR performance-based shares was calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. Assumptions used in the 2016 Monte Carlo simulation were as follows:

Volatility	31.7%
Risk-free interest rate	0.88%
Dividend yield	1.65%
Note 15. Capital Stock
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three months ended March 31, 2016. There are up to $420 million in shares that may still be purchased under this plan as of March 31, 2016.
On August 20, 2013, the Board of Directors authorized the repurchase of up to $250 million in shares with no expiration date. The program's objective was to deploy our capital in a manner that benefited our shareholders and maintained our focus on growth. During the three months ended March 31, 2015, we repurchased 1.4 million shares for $50 million under this program. As of December 31, 2015, we have exhausted the authorized amount to repurchase shares under this plan.

On August 18, 2012, our Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares repurchased under this program during the three months ended March 31, 2016 and 2015. There are up to 0.3 million shares (approximately $10 million in value) that may still be purchased under this plan as of March 31, 2016.
Aside from the aforementioned repurchase programs, we repurchased 0.1 million shares for $3 million for the three months ended March 31, 2016 and 2015, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units.
Note 16. Accumulated Other Comprehensive Income (Loss)
The following table provides the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2016:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2016	$(43)	$(185)	$(10)	$(238)
Foreign currency translation adjustment	12	—	—	12
Tax on foreign currency translation adjustment	10	—	—	10
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	1	—	1
Selling, general and administrative expenses	—	2	—	2
Income tax impact on amortization of postretirement benefit plan items	—	(3)	—	(3)
Unrealized gain on derivative hedge agreements	—	—	4	4
Reclassification of unrealized loss on derivative hedge agreements into revenue	—	—	1	1
Reclassification of unrealized gain on derivative hedge agreements into cost of revenue	—	—	(1)	(1)
Reclassification of unrealized loss on net investment hedge	(11)	—	11	—
Balance at March 31, 2016	$(32)	$(185)	$5	$(212)
Note 17. Commitments and Contingencies
Legal Proceedings
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses, including acquisitions and divestitures, intellectual property matters, product liability and personal injury claims, employment and pension matters, government and commercial contract disputes.
On or about February 17, 2009, following a statement submitted to the Spanish Competition Authority (Comision Nacional de la Competencia, "CNC") by Grupo Industrial Ercole Marelli, S.A. regarding an anti-competitive agreement in which it said it had been participating, the CNC conducted an investigation at ITT Water & Wastewater España S.A. (now named Xylem Water Solutions España S.A.), at the Spanish Association of Fluid Pump Manufacturers (the "Association"), and at the offices of other members of the Association. On September 16, 2009, the Directorate of Investigation of the CNC commenced formal proceedings for alleged restrictive practices, such as several exchanges of information and a recommendation on general terms and conditions of sale, allegedly prohibited under applicable law. Following the conclusion of the formal proceedings, the CNC Council imposed fines on the Association and nineteen Spanish manufacturers and distributors of fluid pumps, including a fine of Euro 2.4 million applied to ITT Water & Wastewater España S.A. and ITT Corporation. In March 2012, the Company appealed the CNC's decision to the Audiencia Nacional (the "High Court") and in March 2013, the High Court upheld the determination of the CNC and the fine previously assessed. In June 2013, the Company appealed the decision to the Tribunal Supremo, the Supreme Court of Spain, and in November 2015

the Tribunal Supremo upheld the determination and the fine previously assessed.  The Company petitioned the Spanish Constitutional Court and the Council of the CNC in December 2015 and January 2016, respectively, for review of certain aspects relevant to the fine determination. In March 2016, the Council of the CNC informed the Company that it had rejected its appeal and in April 2016 the Spanish Constitutional Court informed the Company that it had rejected its appeal.  The fine was paid in March 2016 and this matter is now closed.
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
Guarantees
We obtain certain stand-by letters of credit, bank guarantees and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of March 31, 2016 and December 31, 2015, the amount of stand-by letters of credit, bank guarantees and surety bonds was $174 million and $161 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million as of both March 31, 2016 and December 31, 2015 for environmental matters.
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

(in millions)	2016	2015
Warranty accrual – January 1	$33	$31
Net changes for product warranties in the period	6	6
Settlement of warranty claims	(7)	(6)
Foreign currency and other	1	(1)
Warranty accrual - March 31	$33	$30
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
Additionally, we have Regional selling locations consist primarily of selling and marketing organizations and related support that offer products and services across both of our reportable segments. Corporate and other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as environmental matters that are managed at a corporate level and are not included in the business segments in evaluating performance or allocating resources.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2015 Annual Report). The following tables contain financial information for each reportable segment:

	Three Months Ended
	March 31,
(in millions)	2016	2015
Revenue:
Water Infrastructure	$514	$500
Applied Water	333	337
Total	$847	$837
Operating Income:
Water Infrastructure	$54	$47
Applied Water	39	46
Corporate and other	(14)	(10)
Total	$79	$83
Depreciation and Amortization:
Water Infrastructure	$22	$25
Applied Water	6	6
Regional selling locations (a)	2	2
Corporate and other	2	2
Total	$32	$35
Capital Expenditures:
Water Infrastructure	$19	$25
Applied Water	8	7
Regional selling locations (b)	9	2
Corporate and other	1	3
Total	$37	$37

(a)
Depreciation and amortization expense incurred by the Regional selling locations was included in an overall allocation of Regional selling location costs to the segments; however, a certain portion of that expense was not specifically identified to a segment. That expense is captured in this Regional selling location line.

(b)	Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.
The following table contains the total assets for each reportable segment:

(in millions)	March 31, 2016	December 31, 2015
Water Infrastructure	$2,147	$2,024
Applied Water	1,055	1,054
Regional selling location (a)	916	905
Corporate and other (b)	1,186	674
Total	$5,304	$4,657

(a)	The Regional selling locations have assets that consist primarily of cash, accounts receivable and inventory which are not allocated to the segments.

(b)
Corporate and other consists of items pertaining to our corporate headquarters function, which principally consist of cash, deferred tax assets, pension assets and certain property, plant and equipment.

Note 19. Subsequent Events
On April 11, 2016, we settled our Senior Notes due 2016. See Note 12, "Credit Facilities and Debt" for further information.

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
Factors that could cause results to differ materially from those anticipated include: overall economic and business conditions, political and other risks associated with our international operations, including military actions, economic sanctions or trade embargoes that could affect customer markets, and non-compliance with laws, including foreign corrupt practice laws, export and import laws and competition laws; potential for unexpected cancellations or delays of customer orders in our reported backlog; our exposure to fluctuations in foreign currency exchange rates;  competition and pricing pressures in the markets we serve; the strength of housing and related markets; weather conditions; ability to retain and attract key members of management; our relationship with and the performance of our channel partners; our ability to successfully identify, complete and integrate acquisitions; our ability to borrow or to refinance our existing indebtedness and availability of liquidity sufficient to meet our needs; changes in the value of goodwill or intangible assets; risks relating to product defects, product liability and recalls; governmental investigations; security breaches or other disruptions of our information technology systems; litigation and contingent liabilities; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Annual Report") and with subsequent filings we make with the Securities and Exchange Commission ("SEC").
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
Executive Summary
Xylem reported revenue for the first quarter of 2016 of $847 million, an increase of 1.2% compared to $837 million during the first quarter of 2015. Revenue increased 4.4% on a constant currency basis due to strong organic growth in the public utility and commercial markets as well as our recent acquisition within our Water Infrastructure segment, partially offset by declines in the residential market. Operating income for the first quarter of 2016 was $79 million, reflecting a decrease of 4.8% compared to $83 million in the first quarter of 2015. Operating margin was 9.3% for 2016 versus 9.9% for 2015, a decrease of 60 basis points. Excluding restructuring and realignment charges as well as special charges, primarily initial acquisition related costs, operating income was $92 million with an operating margin of 10.9% in 2016 as compared to operating income of $90 million with an operating margin of 10.8%. This increase in adjusted operating margin was due to cost reductions and increased volume, partially offset by cost inflation, strategic investments and the impacts from acquisitions.
Additional financial highlights for the quarter ended March 31, 2016 include the following:

•	Orders of $888 million, or 3.0% decline from $915 million in the prior year, though flat on an organic basis

•	Earnings per share of $0.37, up 5.7% from the prior year ($0.35 on an adjusted basis, up 6.1%)

•	Cash flow from operating activities of $41 million for the three months ended March 31, 2016, up 5.1% from prior year, and free cash flow of $4 million as compared to $2 million in the prior year
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

	Three Months Ended
	March 31,
(In millions, except for per share data)	2016	2015
Net income	$66	$64
Restructuring and realignment, net of tax benefit of $2 and $2	7	4
Special charges, net of tax benefit of $1 and $0	3	2
Tax-related special items	(14)	(1)
Gain from sale of businesses, net of $0 tax	—	(9)
Adjusted net income	$62	$60
Weighted average number of shares - Diluted	179.3	183.1
Adjusted earnings per share	$0.35	$0.33

•	"operating expenses excluding restructuring and realignment costs and special charges" defined as operating expenses, adjusted to exclude restructuring and realignment costs, and special charges.

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

•
“special charges” defined as costs incurred by the Company, such as initial acquisition related costs, costs incurred for the contractual indemnification of tax obligations to ITT and other special non-operating items.

•
"tax-related special items" defined as tax items, such as tax return versus tax provision adjustments, tax exam impacts, tax law change impacts, significant reserves for cash repatriation and other discrete tax adjustments.

•
"free cash flow" defined as net cash from operating activities, as reported in the Statement of Cash Flow, less capital expenditures, as well as adjustments for other significant items that impact current results that management believes are not related to our ongoing operations and performance. Our definition of free cash flow does not consider certain non-discretionary cash payments, such as debt. The following table provides a reconciliation of free cash flow.

	Three Months Ended
	March 31,
(In millions)	2016	2015
Net cash provided by operating activities	$41	$39
Capital expenditures	(37)	(37)
Free cash flow	$4	$2
2016 Outlook
We continue to anticipate organic revenue growth in the low-to-mid single digits in 2016. The following is a summary of our outlook by market.

•
Industrial market performance was flat due to continued decreases in dewatering applications in the oil and gas market as well as weakness in the mining market which offset increases in the general industrial market. We expect growth to be flat to up in the low-single-digits for 2016. This projection assumes low-single-digit growth in light industrial applications, and double-digit declines in oil and gas, and mining applications.

•
Through the first quarter, public utilities increased 12%.  We expect growth in mid to high-single-digits for 2016 due in part to tougher comparisons in the second half of the year. We anticipate continued growth in the United States and continued growth across emerging markets. We also anticipate that market conditions in Europe will remain stable.

•
In the commercial markets, growth was 5% through the first quarter driven by strong Europe and U.S. market performance. We expect continued growth in the mid-single-digit range for 2016. Our expectation is that growth in the U.S. institutional building market will continue through the year, urbanization will continue to drive growth in most emerging markets and that conditions in Europe will remain stable.

•
Residential markets declined 5% through the first quarter. For 2016, we expect revenue to be flat as we anticipate growth in the U.S. and Europe to be partially offset by headwinds in emerging markets.

•
Our agriculture markets, which is our smallest end market, declined 1% through the first quarter. We expect 2016 to grow low-single-digits as we will likely see a modest recovery from the significant weather events in 2015.

We will continue to execute restructuring and realignment actions to reposition our European and North American businesses in an effort to optimize our cost structure and improve our operational efficiency and effectiveness. During 2016, we expect to incur approximately $25 million in restructuring and realignment costs. We expect to realize approximately $1 million of incremental net savings in 2016 from actions initiated in 2015, and an additional $8 million of net savings from our 2016 actions.
Additional strategic actions we are taking include initiatives to drive above-market growth, advance continuous improvement activities to increase productivity, focus on improving cash performance and drive a disciplined capital deployment strategy.
Results of Operations

	Three Months Ended
	March 31,
(In millions)	2016	2015	Change
Revenue	$847	$837	1.2%
Gross profit	329	315	4.4%
Gross margin	38.8%	37.6%	120	bp
Operating expenses excluding restructuring and realignment costs and special charges	237	225	5.3%
Expense to revenue ratio	28.0%	26.9%	110	bp
Restructuring and realignment costs	9	6	50.0%
Special charges	4	1	300.0%
Total operating expenses	250	232	7.8%
Operating income	79	83	(4.8)%
Operating margin	9.3%	9.9%	(60)	bp
Interest and other non-operating expense, net	14	15	(6.7)%
Gain on sale of businesses	—	9	NM
Income tax (benefit) expense	(1)	13	(107.7)%
Tax rate	(1.6)%	17.3%	(1,890)	bp
Net income	$66	$64	3.1%
NM - Not meaningful percentage change
Revenue
Revenue generated during the three months ended March 31, 2016 was $847 million, reflecting an increase of $10 million or 1.2%, compared to the same prior year period. On a constant currency basis, revenue grew 4.4% for the three months ended March 31, 2016. This increase was primarily driven by strong organic growth within the United States and western Europe, particularly in the United Kingdom and Germany. Emerging markets also contributed to the organic growth in the quarter, particularly in India and the Middle East region.

The following table illustrates the impact from organic growth, recent acquisitions, and foreign currency translation in relation to revenue during the three months ended March 31, 2016:

	Three Months Ended
	March 31,
(In millions)	Change	% Change
2015 Revenue	$837
Organic growth	31	3.7%
Acquisitions	6	0.7%
Constant currency	37	4.4%
Foreign currency translation (a)	(27)	(3.2)%
Total change in revenue	10	1.2%
2016 Revenue	$847

(a)
Foreign currency translation impact primarily due to fluctuations in the value of the British Pound, Euro, Argentine Peso, Canadian Dollar, South African Rand and Australian Dollar against the U.S. Dollar.

The following table summarizes revenue by segment:

	Three Months Ended
	March 31,
(In millions)	2016	2015	As Reported Change	Constant Currency Change
Water Infrastructure	$514	$500	2.8%	7.0%
Applied Water	333	337	(1.2)%	0.6%
Total	$847	$837	1.2%	4.4%
Water Infrastructure
Water Infrastructure revenue increased $14 million, or 2.8% for the first quarter of 2016 (7.0% increase at constant currency) compared to the respective 2015 period. The change at constant currency was driven by organic growth of $29 million or 5.8% due to continued strength in the public utility end market. The industrial market performance was flat due to continued decreases in dewatering applications in the oil and gas market as well as weakness in the mining market which offset increases in the balance of the industrial market.
From an application perspective for the first quarter of 2016, organic revenue grew in transport and treatment applications while test applications was flat. Organic revenue performance from transport applications was driven by public utility strength in the United States, due to strength in the water and wastewater pump market, share gains and favorable weather conditions, and in India from a large water circulation project. Revenue from treatment applications was also driven by public utility strength primarily in the United Kingdom and Germany, the Middle East and the United States mainly due to strong backlog execution and large project deliveries. Revenue from test applications remained flat mainly due to increased demand for industrial lab instruments in Germany which was offset by a slow start in the United States.
Applied Water
Applied Water revenue declined $4 million or 1.2% during the first quarter of 2016 (0.6% increase at constant currency) compared to the respective 2015 period. The increase at constant currency was driven by organic growth of $2 million or 0.6%. From an end market prospective, growth in commercial was partially offset by weakness in residential, while industrial water was flat.
From an application perspective for the first quarter of 2016, organic revenue grew in the building services applications while the industrial water application was flat. Building services growth was driven by strong commercial building services revenue due to market share gains from new products in western Europe as well as increased project work across all major regions of the United States. This increase was partially offset by declines within residential building services primarily in Europe and Asia Pacific due industry softness and a decline in China. Revenue from industrial water was flat as strength in general industrial applications was offset by weakness in the U.S. food and beverage, marine and mining sectors.

Orders / Backlog
Orders received during the first quarter of 2016 of $888 million decreased $27 million, or 3.0% over the first quarter of the prior year (0.4% increase at constant currency). Organic order growth was flat for the three months ended March 31, 2016.
Water Infrastructure segment orders decreased $28 million, or 5.0%, to $534 million (0.7% decrease at constant currency) for the first quarter of 2016 as compared to the same prior year period. Organic orders decreased 1.6% during the first quarter of 2016, predominately due to decreases in the treatment and transport applications as a result of the lapping of large orders in the first quarter of 2015 in the North American region. These decreases were partially offset by order strength in the Nordics, western Europe and India.
Applied Water segment orders increased $1 million, or 0.3% to $354 million (2.3% increase at constant currency) as compared to the same prior year period. Organic orders increased 2.3% as a result of similar market dynamics impacting revenue in addition to indirect channel growth.
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. Total backlog was $776 million at March 31, 2016, a decrease of $17 million or 2.1% as compared to March 31, 2015 and an increase of $60 million or 8.4%, as compared to December 31, 2015. We anticipate that 78% of the backlog at March 31, 2016 will be recognized as revenue in the remainder of 2016.
Gross Margin
Gross margin as a percentage of revenue increased to 38.8% for the three months ended March 31, 2016 as compared to 37.6% for 2015. The gross margin increase was primarily due to benefits realized from cost saving initiatives through global sourcing and continuous improvement initiatives, as well as increased volume which more than offset cost inflation and currency translation headwinds.
Operating Expenses
The following table presents operating expenses for the three months ended March 31, 2016 and 2015:

	March 31,
(In millions)	2016	2015	Change
Selling, general and administrative expenses ("SG&A")	$219	$206	6.3%
SG&A as a % of revenue	25.9%	24.6%	130	bp
Research and development expenses ("R&D")	25	23	8.7%
R&D as a % of revenue	3.0%	2.7%	30	bp
Restructuring charges	6	3	100.0%
Operating expenses	$250	$232	7.8%
Expense to revenue ratio	29.5%	27.7%	180	bp
Selling, General and Administrative Expenses
SG&A increased by $13 million to $219 million or 25.9% of revenue in the first quarter of 2016, as compared to $206 million or 24.6% of revenue in the comparable period of 2015. The increase in SG&A expenses as a percentage of revenue was primarily due to investments in regional sales channels and operational capabilities, initial acquisition related costs and inflation, partially offset by currency translation impacts and savings from restructuring actions.
Research and Development Expenses
R&D spending was $25 million or 3.0% of revenue in the first quarter of 2016 as compared to $23 million or 2.7% of revenue in the comparable period of 2015 primarily due to investments in new products and technology within both segments.
Restructuring Charges
During the three months ended March 31, 2016, we recognized restructuring charges of $6 million. We incurred these charges related to actions taken in 2016 primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the elimination of headcount and consolidation of facilities within our Applied Water segment, the elimination of headcount in our Water Infrastructure segment, as well as Corporate headcount reductions. No additional costs related to actions commenced in prior years were included in the charges recorded during the three months ended March 31, 2016.
During the three months ended March 31, 2015, we recognized restructuring charges of $3 million. We incurred these charges related to actions taken in 2015 primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. These charges related to the reduction in structural costs, including the elimination of headcount and consolidation of facilities within our Water Infrastructure segment.
Total expected costs associated with actions that commenced during the three months ended March 31, 2016 are approximately $7 million for Water Infrastructure, approximately $6 million for Applied Water, and approximately $3 million for Corporate. Related to these actions Water Infrastructure, Applied Water, and Corporate each incurred $2 million during the three months ended March 31, 2016. These costs primarily consist of severance charges. We currently expect activity related to these actions to continue through the end of 2017. As a result of actions initiated during the three months ended March 31, 2016, we estimate net savings of approximately $2 million in 2016 and annual future net savings beginning in 2017 of approximately $10 million.
We expect to incur approximately $15 million in restructuring costs for the full year, which contemplates additional actions beyond those discussed above. As a result of all of the actions taken and expected to be taken in 2016, we anticipate approximately $5 million of total net savings to be realized during 2016.
Operating Income
We generated operating income of $79 million during the first quarter of 2016, a $4 million decrease compared to $83 million in the first quarter of 2015. Operating income as a percentage of revenue was 9.3% for 2016 versus 9.9% for 2015, a decrease of 60 basis points. Excluding restructuring and realignment charges as well as special charges, primarily initial acquisition related costs, operating income was $92 million with an operating margin of 10.9% in 2016 as compared to operating income of $90 million with an operating margin of 10.8%. This increase in adjusted operating margin was due to increased volume and cost reductions, partially offset by cost inflation, strategic investments and the impacts of purchase accounting for acquisitions.
The following table illustrates operating income results for our business segments:

	Three Months Ended
	March 31,
(In millions)	2016	2015	Change
Water Infrastructure	$54	$47	14.9%
Applied Water	39	46	(15.2)%
Segment operating income	93	93	—%
Corporate and other	(14)	(10)	40.0%
Total operating income	$79	$83	(4.8)%
Operating margin
Water Infrastructure	10.5%	9.4%	110	bp
Applied Water	11.7%	13.6%	(190)	bp
Total Xylem	9.3%	9.9%	(60)	bp

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended
	March 31,
(In millions)	2016	2015	Change
Water Infrastructure
Operating income	$54	$47	14.9%
Restructuring and realignment costs	4	5	(20.0)%
Special charges	4	1	300.0%
Adjusted operating income	$62	$53	17.0%
Adjusted operating margin	12.1%	10.6%	150	bp
Applied Water
Operating income	$39	$46	(15.2)%
Restructuring and realignment costs	3	1	200.0%
Adjusted operating income	$42	$47	(10.6)%
Adjusted operating margin	12.6%	13.9%	(130)	bp
Corporate and other
Operating loss	$(14)	$(10)	40.0%
Restructuring and realignment costs	2	—	NM
Adjusted operating loss	$(12)	$(10)	20.0%
Total Xylem
Operating income	$79	$83	(4.8)%
Restructuring and realignment costs	9	6	50.0%
Special charges	4	1	300.0%
Adjusted operating income	$92	$90	2.2%
Adjusted operating margin	10.9%	10.8%	10	bp
NM - Not meaningful percentage change
Water Infrastructure
Operating income for our Water Infrastructure segment increased $7 million, or 14.9%, (increased $9 million or 17.0% on an adjusted basis) for the first quarter of 2016 compared with the same respective prior year period. On an adjusted basis the operating margin increased from 10.6% to 12.1%. The increase in adjusted operating margin was due to cost savings from global procurement and continuous improvement initiatives as well as favorable mix and volume, partially offset by cost inflation and increased investment spending in growth initiatives, including new product development.
Applied Water
Operating income for our Applied Water segment decreased $7 million, or 15.2%, (decreased $5 million or 10.6% on an adjusted basis) for the first quarter of 2016 compared with the same respective prior year period. On an adjusted basis the operating margin decreased from 13.9% to 12.6%. The decrease in adjusted operating margin was due to the timing of strategic investments and unfavorable mix, which more than offset cost savings from global procurement and productivity gains, net of inflation. Strategic investments included building emerging market product localization capabilities, sales channel development and new product development.
Corporate and other
Operating loss for corporate and other increased $4 million, (increased $2 million on an adjusted basis) compared with the same respective prior year period. The increase in the adjusted operating loss was primarily due to increased compensation cost.

Interest Expense
Interest expense was $14 million for the three months ended March 31, 2016 and 2015, primarily related to the interest on the $1.2 billion long-term debt issued in September 2011. See "Liquidity and Capital Resources" for further details.
Income Tax Expense
The income tax provision for the three months ended March 31, 2016 was a benefit of $1 million resulting in an effective tax rate of negative 1.6%, compared to an expense of $13 million resulting in an effective tax rate of 17.3% for the same period in 2015. The variance in the effective tax rates resulted from the recognition of unrecognized tax benefits recorded in the current period.
Other Comprehensive Income (Loss)
Other comprehensive income was $26 million for the three months ended March 31, 2016 compared to a loss of $134 million for the same period in 2015. The change was driven almost entirely from favorable foreign currency translation impacts due primarily to the strengthening of the Euro against the U.S. Dollar in 2016 as compared to the weakening of the Euro against the U.S. Dollar during the same period in 2015.
Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Three Months Ended
	March 31,
(In millions)	2016	2015	Change
Operating activities	$41	$39	$2
Investing activities	(105)	(36)	(69)
Financing activities	559	(71)	630
Foreign exchange (a)	18	(41)	59
Total	$513	$(109)	$622

(a)	The impact is primarily due to the strengthening of the Euro against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
During the three months ended March 31, 2016, net cash provided by operating activities increased by $2 million as compared to the prior year. The year-over-year increase was primarily driven by a decrease in the use of working capital from increased customer collections offset by increases for cash paid for interest and income taxes as compared to the prior year due to the timing of our fiscal quarter-end.
Investing Activities
Cash used in investing activities was $105 million for the three months ended March 31, 2016 as compared to $36 million in the comparable prior year period. This increase was due to $70 million spent on our acquisition of Tideland Signal Corporation.
Financing Activities
Cash provided by financing activities was $559 million for the three months ended March 31, 2016 as compared to a use of $71 million in the comparable prior year period. This change was primarily driven by the issuance of long-term and short-term debt of $580 million as part of our refinancing of debt that matures later this year (see "Senior Notes" for further information) and a decrease in share repurchase activity of $50 million.

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
Senior Notes
On September 20, 2011, we issued 3.550% Senior Notes of $600 million aggregate principal amount due September 2016 and 4.875% Senior Notes of $600 million aggregate principal amount due October 2021. On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due 2023.
The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and leaseback transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. We may redeem all or a portion of the Senior Notes due 2023 at our option at any time on or after December 11, 2022 (three months prior to their maturity), at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the redemption date.  We may also redeem all, but not part, of the Senior Notes due 2023 in the event of specified tax events as described in the applicable Senior Notes indenture. If a change of control triggering event (as defined in the applicable Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase. As of March 31, 2016, we were in compliance with all covenants for the Senior Notes.
Interest on the Senior Notes due 2016 is payable on March 20 and September 20 of each year. Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year.
On April 11, 2016, our Senior Notes due 2016 were settled for a total of $607 million which included make-whole interest expense of $7 million. The Company will record this loss on extinguishment of the debt in the second quarter of 2016 as interest expense.
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
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The Credit Facility also contains limitations on, among other things, incurring secured debt, granting liens, entering into sale and leaseback transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of March 31, 2016, we were in compliance with all covenants.
As of March 31, 2016, the Credit Facility was undrawn.
Research and Development Facility Agreement
On December 3, 2015, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank (the "EIB") to amend the maturity date. The facility provides an aggregate principal amount of up to €120 million (approximately $136 million) to finance research projects and infrastructure development in the European Union. The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the R&D Facility Agreement.  The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the EIB. The funds are available during the period from 2013 through 2016 at the Company's facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.
Under the R&D Facility Agreement, the borrower was able to draw loans on or before March 31, 2016 with a maturity of no longer than 12 years. The R&D Facility Agreement provides for Fixed Rate loans and Floating Rate loans. The interest rate per annum applicable to Fixed Rate loans is at a fixed percentage rate per annum specified by the EIB which includes the applicable margin. The interest rate per annum applicable to Floating Rate loans is at the rate determined by reference to EURIBOR for loans drawn in Euros and LIBOR for loans drawn in Pounds Sterling or U.S. Dollars, plus an applicable spread specified by the EIB which includes the applicable margin. The applicable margin for both Fixed Rate loans and Floating Rate loans is determined by reference to the credit rating of the Company.
In accordance with the terms of the R&D Facility Agreement, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions, such as customary representations and warranties, additional covenants and customary events of default. As of March 31, 2016, we were in compliance with all covenants.
As of March 31, 2016, $120 million was outstanding under the R&D Facility Agreement. Although the borrowing term for this arrangement is up to five years, we have classified it as short-term debt on our Condensed Consolidated Balance Sheet since we intend to repay this obligation in less than a year.
Non-U.S. Operations
We generated approximately 58% and 60% of our revenue from non-U.S. operations for the three months ended March 31, 2016 and 2015, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of our review, it is determined that all or a portion of the funds may be needed for our operations in the United States, we may be required to accrue additional U.S. taxes. As of March 31, 2016, our foreign subsidiaries were holding $719 million in cash or marketable securities.

Critical Accounting Estimates
Our discussion and analysis of our results of operations and capital resources are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Annual Report describes the critical accounting estimates used in preparation of the condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the information concerning our critical accounting estimates as stated in our 2015 Annual Report.
New Accounting Pronouncements
See Note 2, "Recently Issued Accounting Pronouncements," to the condensed consolidated financial statements for a complete discussion of recent accounting pronouncements. We are currently evaluating the impact of certain recently issued guidance on our financial condition and results of operations in future periods.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2015 Annual Report.

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

ITEM 1A.           RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2015 Annual Report.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended March 31, 2016:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
1/1/16 - 1/31/16	—	—	—	$429
2/1/16 - 2/29/16	—	—	—	$429
3/1/16 - 3/31/16	—	—	—	$430

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three months ended March 31, 2016. There are up to $420 million in shares that may still be purchased under this plan as of March 31, 2016.

On August 18, 2012, our Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares repurchased under this program during the three months ended March 31, 2016. There are up to 0.3 million of shares (approximately $10 million in value) that may still be purchased under this plan as of March 31, 2016.

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

/s/ John P. Connolly
John P. Connolly
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)
May 3, 2016

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

(3.1)	Third Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 10-Q filed on July 29, 2014 (CIK No. 1524472, File No. 1-35229).

(3.2)	Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on February 25, 2016 (CIK No. 1524472, File No. 1-35229).

(4.1)	Senior Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229.

(4.2)	Supplemental Indenture No. 1, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229.

(4.3)	Supplemental Indenture No. 2, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (including the form of 2.250% Senior Notes due 2023).	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229.

(4.4)	Form of 2.250% Senior Notes due 2023.	Incorporated by reference to Exhibit 4.3 of Xylem Inc.’s Current Report on Form 8-K dated March 11, 2016 (CIK No. 1524472, File No. 1-35229).

(11.0)	Statement Re-Computation of Per Share Earnings
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
(101.0)
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
Submitted electronically with this Report.