Form 10-Q
period 2016-06-30
Xylem Inc.
filed 2016-08-02
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of July 29, 2016, there were 179,181,591 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

XYLEM INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Six Months
For the period ended June 30,	2016	2015	2016	2015
Revenue	$932	$920	$1,779	$1,757
Cost of revenue	563	572	1,081	1,094
Gross profit	369	348	698	663
Selling, general and administrative expenses	227	218	446	424
Research and development expenses	27	25	52	48
Restructuring charges	6	1	12	4
Operating income	109	104	188	187
Interest expense	20	14	34	28
Other non-operating income, net	1	1	1	—
Gain from sale of businesses	—	—	—	9
Income before taxes	90	91	155	168
Income tax expense	19	17	18	30
Net income	$71	$74	$137	$138
Earnings per share:
Basic	$0.39	$0.41	$0.77	$0.76
Diluted	$0.39	$0.41	$0.76	$0.76
Weighted average number of shares:
Basic	179.1	181.5	178.8	181.8
Diluted	179.9	182.3	179.6	182.7
Dividends declared per share	$0.1549	$0.1408	$0.3098	$0.2816
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Six Months
For the period ended June 30,	2016	2015	2016	2015
Net income	$71	$74	$137	$138
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustment	(29)	26	(17)	(103)
Foreign currency gain reclassified into net income	—	—	—	(8)
Net change in derivative hedge agreements:
Unrealized losses	(4)	—	—	(5)
Amount of (gain) loss reclassified into net income	(1)	7	(1)	12
Net change in postretirement benefit plans:
Amortization of net actuarial loss into net income	2	4	5	8
Other comprehensive (loss) income, before tax	(32)	37	(13)	(96)
Income tax impact related to items of other comprehensive income	8	2	1	3
Other comprehensive (loss) income, net of tax	(40)	35	(14)	(99)
Comprehensive income	$31	$109	$123	$39
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	June 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$586	$680
Receivables, less allowances for discounts and doubtful accounts of $26 and $33 in 2016 and 2015, respectively	784	749
Inventories	483	433
Prepaid and other current assets	154	143
Total current assets	2,007	2,005
Property, plant and equipment, net	438	439
Goodwill	1,616	1,584
Other intangible assets, net	453	435
Other non-current assets	180	194
Total assets	$4,694	$4,657
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$339	$338
Accrued and other current liabilities	390	407
Short-term borrowings and current maturities of long-term debt	91	78
Total current liabilities	820	823
Long-term debt	1,143	1,196
Accrued postretirement benefits	336	335
Deferred income tax liabilities	117	118
Other non-current accrued liabilities	104	101
Total liabilities	2,520	2,573
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 191.1 shares and 190.2 shares in 2016 and 2015, respectively	2	2
Capital in excess of par value	1,860	1,834
Retained earnings	966	885
Treasury stock – at cost 11.9 shares and 11.8 shares in 2016 and 2015, respectively	(402)	(399)
Accumulated other comprehensive loss	(252)	(238)
Total stockholders’ equity	2,174	2,084
Total liabilities and stockholders’ equity	$4,694	$4,657

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the six months ended June 30,	2016	2015
Operating Activities
Net income	$137	$138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41	47
Amortization	24	22
Share-based compensation	10	8
Restructuring charges	12	4
Gain from sale of businesses	—	(9)
Other, net	8	3
Payments for restructuring	(6)	(9)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(19)	(28)
Changes in inventories	(39)	(27)
Changes in accounts payable	9	3
Other, net	(52)	(29)
Net Cash – Operating activities	125	123
Investing Activities
Capital expenditures	(62)	(57)
Acquisition of business, net of cash acquired	(70)	—
Proceeds from sale of businesses	—	1
Other, net	5	3
Net Cash – Investing activities	(127)	(53)
Financing Activities
Short-term debt issued	89	—
Short-term debt repaid	(77)	(2)
Long-term debt issued	540	—
Long-term debt repaid	(608)	—
Repurchase of common stock	(3)	(53)
Proceeds from exercise of employee stock options	16	9
Dividends paid	(56)	(51)
Other, net	1	1
Net Cash – Financing activities	(98)	(96)
Effect of exchange rate changes on cash	6	(37)
Net change in cash and cash equivalents	(94)	(63)
Cash and cash equivalents at beginning of year	680	663
Cash and cash equivalents at end of period	$586	$600
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$34	$26
Income taxes (net of refunds received)	$49	$42

See accompanying notes to condensed consolidated financial statements.

Note 1. Background and Basis of Presentation
Background
Xylem Inc. ("Xylem" or the "Company") is a leading equipment and service provider for water and wastewater applications with a broad portfolio of products and services addressing the full cycle of water, from collection, distribution and use to the return of water to the environment. Xylem was incorporated in Indiana on May 4, 2011.
Xylem operates in two segments, Water Infrastructure and Applied Water. The Water Infrastructure segment focuses on the transportation, treatment and testing of water, offering a range of products including water and wastewater pumps, treatment and testing equipment, and controls and systems. The Applied Water segment serves many of the primary uses of water and focuses on the residential, commercial, industrial and agriculture markets. The Applied Water segment’s major products include pumps, valves, heat exchangers, controls and dispensing equipment.
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
Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance amending the accounting for the impairment of financial instruments, including trade receivables. Under current guidance, credit losses are recognized when the applicable losses are probable of occurring and this assessment is based on past events and current conditions. The amended guidance eliminates the “probable” threshold and requires an entity to use a broader range of information, including forecast information when estimating expected credit losses. Generally, this should result in a more timely recognition of credit losses. This guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The requirements of the amended guidance should be applied using a modified retrospective approach except for debt securities, which require a prospective transition approach. We are evaluating the impact of the guidance on our financial condition and results of operations.

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
Recently Adopted Pronouncements
In March 2016, the FASB issued an update on accounting for share-based payments.  The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the Condensed Consolidated Statements of Cash Flows. This standard is effective for annual reporting periods beginning after December 15, 2016. The Company elected to early adopt this standard in the quarter ended June 30, 2016 retroactively to January 1, 2016. The impact of the early adoption resulted in the following:

•
The Company recorded tax benefits of $2 million within income tax expense for the three and six months ended June 30, 2016, related to the excess tax benefit on share-based awards. Prior to adoption this amount would have been recorded as an increase of capital in excess of par value. This change could create volatility in the Company's effective tax rate.

•
The Company no longer reflects the cash received from the excess tax benefit within cash flows from financing activities but instead now reflects this benefit within cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. The Company elected to apply this change in presentation prospectively and thus prior periods have not been adjusted.

•	The Company elected not to change its policy on accounting for forfeitures and continues to estimate the total number of awards for which the requisite service period will not be rendered.

•
At this time, the Company has not changed its policy on statutory withholding requirements and will continue to allow the employee to withhold up to the Company's minimum statutory withholding requirements.

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three and six months ended June 30, 2016. This increased diluted weighted average common shares outstanding by less than 50,000 shares for each of the aforementioned periods.

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
There were no divestitures for the three months ended June 30, 2015. For the six months ended June 30, 2015, we divested two businesses for $1 million, which were not material, individually or in the aggregate, to our results of operations or financial position. The sales resulted in a gain of $9 million, reflected in gain from sale of businesses in our Condensed Consolidated Income Statement.
Note 4. Restructuring Charges
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position ourselves based on the economic environment and customer demand. During the three and six months ended June 30, 2016, we recognized restructuring charges of $6 million and $12 million, respectively. We incurred these charges primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Applied Water and Water Infrastructure segments, as well as Corporate headcount reductions.
During the three and six months ended June 30, 2015, we recognized restructuring charges of $1 million and $4 million, respectively. We incurred these charges primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Water Infrastructure segment.

The following table presents the components of restructuring expense.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
By component:
Severance and other charges	$6	$1	$12	$5
Reversal of restructuring accruals	—	—	—	(1)
Total restructuring charges	$6	$1	$12	$4

By segment:
Water Infrastructure	$5	$1	$7	$4
Applied Water	1	—	3	—
Corporate and other	—	—	2	—
The following table displays a rollforward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within accrued and other current liabilities, for the six months ended June 30, 2016 and 2015.

(in millions)	2016	2015
Restructuring accruals - January 1	$3	$12
Restructuring charges	12	4
Cash payments	(6)	(9)
Foreign currency and other	—	(1)
Restructuring accruals - June 30	$9	$6

By segment:
Water Infrastructure	$5	$3
Applied Water	1	—
Regional selling locations (a)	1	3
Corporate and other	2	—

(a)
Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following is a rollforward for the six months ended June 30, 2016 and 2015 of employee position eliminations associated with restructuring activities.

	2016	2015
Planned reductions - January 1	82	133
Additional planned reductions	223	80
Actual reductions	(203)	(106)
Planned reductions - June 30	102	107
Total expected costs associated with actions that commenced during 2016 are approximately $14 million for Water Infrastructure, including $7 million incurred during the six months ended June 30, 2016. These costs primarily consist of severance charges. We currently expect activity related to these actions to continue through the end of 2017. Total expected costs associated with actions that commenced during 2016 are approximately $6 million for Applied Water, including $3 million incurred during the six months ended June 30, 2016. These costs primarily consist of severance charges. We currently expect activity related to these actions to continue through the end of 2017. Total expected costs associated with actions that commenced during 2016 are approximately $2 million for Corporate, which we incurred during the six months ended June 30, 2016. These costs primarily consist of severance charges.
Total expected costs associated with actions that commenced during 2015 are approximately $5 million for Water Infrastructure. Approximately $4 million of the expected cost was incurred in 2015 and no additional costs were incurred during the six months ended June 30, 2016. We currently expect activity related to these actions to continue through the third quarter of 2016. Total expected costs associated with actions that commenced during 2015 are approximately $1 million for Applied Water. These costs primarily consist of severance charges and substantially all of the costs associated with these actions were incurred in 2015.
Note 5. Income Taxes
Our quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items within periods presented. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items.
The income tax provision for the three months ended June 30, 2016 was $19 million resulting in an effective tax rate of 21.6%, compared to $17 million resulting in an effective tax rate of 18.1% for the same period in 2015. The income tax provision for the six months ended June 30, 2016 was $18 million resulting in an effective tax rate of 11.8%, compared to $30 million resulting in an effective tax rate of 17.8% for the same period in 2015. The effective tax rate was lower than the United States federal statutory rate primarily due to geographic mix of earnings in both periods as well as a reduction in the amount of unrecognized tax benefits recorded as a result of the effective settlement of a tax examination in the first quarter of 2016.
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
The amount of unrecognized tax benefits at June 30, 2016 was $27 million which, if ultimately recognized, will reduce our annual effective tax rate. We do not believe that the unrecognized tax benefits will significantly change within the next twelve months.
We classify interest expense relating to unrecognized tax benefits as a component of other non-operating expense, net, and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of June 30, 2016, we had $2 million of interest accrued for unrecognized tax benefits.

Note 6. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (in millions)	$71	$74	$137	$138
Shares (in thousands):
Weighted average common shares outstanding	179,020	181,422	178,790	181,735
Add: Participating securities (a)	46	52	38	49
Weighted average common shares outstanding — Basic	179,066	181,474	178,828	181,784
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	459	513	396	522
Dilutive effect of restricted stock units and performance-based shares	365	326	377	382
Weighted average common shares outstanding — Diluted	179,890	182,313	179,601	182,688
Basic earnings per share	$0.39	$0.41	$0.77	$0.76
Diluted earnings per share	$0.39	$0.41	$0.76	$0.76

(a)
Restricted stock unit awards containing rights to non-forfeitable dividends that participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

(b)
Incremental shares from stock options, restricted stock units and performance-based shares are computed by the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock units and performance-based shares, reduced by the repurchase of shares with the proceeds from the assumed exercises and unrecognized compensation expense for outstanding awards. Performance-based shares will be included in the treasury stock calculation of diluted earnings per share upon achievement of underlying performance or market conditions. See Note 14, "Share-Based Compensation Plans" to the condensed consolidated financial statements for further detail on the performance-based shares.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Stock options	2,068	2,800	2,161	2,717
Restricted stock units	582	633	591	612
Performance-based shares	409	213	334	186
Note 7. Inventories
The components of total inventories are summarized as follows:

(in millions)	June 30, 2016	December 31, 2015
Finished goods	$220	$213
Work in process	37	32
Raw materials	226	188
Total inventories	$483	$433

Note 8. Property, Plant and Equipment
The components of total property, plant and equipment, net are as follows:

(in millions)	June 30, 2016	December 31, 2015
Land, buildings and improvements	$244	$240
Machinery and equipment	647	650
Equipment held for lease or rental	216	205
Furniture and fixtures	80	79
Construction work in progress	56	46
Other	19	19
Total property, plant and equipment, gross	1,262	1,239
Less accumulated depreciation	824	800
Total property, plant and equipment, net	$438	$439
Depreciation expense of $21 million and $41 million was recognized in the three and six months ended June 30, 2016, respectively, and $23 million and $47 million for the three and six months ended June 30, 2015.
Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2016 are as follows:

(in millions)	Water Infrastructure	Applied Water	Total
Balance as of January 1, 2016	$1,066	$518	$1,584
Activity in 2016
Acquired (a)	36	—	36
Foreign currency and other	(3)	(1)	(4)
Balance as of June 30, 2016	$1,099	$517	$1,616

(a)	On February 1, 2016, we acquired Tideland and recorded $36 million of goodwill. Refer to Note 3, "Acquisitions and Divestitures" for additional information.
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	June 30, 2016			December 31, 2015
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$342	$(153)	$189	$320	$(140)	$180
Proprietary technology and patents	118	(57)	61	116	(54)	62
Trademarks	43	(21)	22	35	(19)	16
Software	165	(116)	49	155	(110)	45
Other	8	(8)	—	8	(8)	—
Indefinite-lived intangibles	132	—	132	132	—	132
	$808	$(355)	$453	$766	$(331)	$435
Amortization expense related to finite-lived intangible assets was $12 million and $24 million for the three and six months ended June 30, 2016, respectively, and $11 million and $22 million for the three and six months ended June 30, 2015, respectively.

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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty and Australian Dollar. We held forward foreign exchange contracts with purchase notional amounts totaling $125 million and $94 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, our most significant foreign currency derivatives include contracts to purchase Swedish Krona and sell Euro, sell US Dollar and purchase Euro, sell Canadian Dollar and purchase US Dollar, sell Canadian Dollar and purchase Euro, and purchase Polish Zloty and sell Euro. The purchased notional amounts associated with these currency derivatives are $57 million, $44 million, $9 million, $7 million, and $7 million, respectively. As of December 31, 2015, our most significant foreign currency derivatives included contracts to purchase Swedish Krona and sell Euro, sell U.S. Dollar and purchase Euro, and to sell British Pound and purchase Euro. The purchased notional amounts associated with these currency derivatives are $51 million, $24 million and $12 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross Currency Swaps
Beginning in 2015, we entered into cross currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. The total notional amount of derivative instruments designated as net investment hedges was $416 million and $411 million as of June 30, 2016 and December 31, 2015, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $550 million, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) recognized in OCI (a)	$(4)	$—	$—	$(5)
Amount of (gain) loss reclassified from OCI into revenue (a)	(1)	7	—	11
Amount of (gain) loss reclassified from OCI into cost of revenue (a)	—	—	(1)	1

Net Investment Hedges
Cross Currency Swaps
Amount of gain recognized in OCI (a)	$11	$—	$—	$—
Foreign Currency Denominated Debt
Amount of gain (loss) recognized in OCI (a)	$10	$—	$(5)	$—

(a)	Effective portion
As of June 30, 2016, no net unrealized gains or losses on cash flow hedges are expected to be reclassified into earnings in the next 12 months. The ineffective portion of a cash flow hedge is recognized immediately in selling, general and administrative expenses in the Condensed Consolidated Income Statements and was not material for the three and six months ended June 30, 2016 and 2015.
As of June 30, 2016, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration. The net investment hedges did not experience any ineffectiveness for the three and six months ended June 30, 2016.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our foreign exchange contracts currently included in our hedging program designated as hedging instruments were as follows:

(in millions)	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Other current assets	$1	$2
Liabilities
Cash Flow Hedges
Other current liabilities	$(2)	$—
Net Investment Hedges
Other non-current liabilities	$(22)	$(18)
The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $596 million as of June 30, 2016.

Note 11. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

(in millions)	June 30, 2016	December 31, 2015
Compensation and other employee benefits	$155	$156
Customer-related liabilities	64	64
Accrued warranty costs	32	33
Accrued taxes	54	64
Other accrued liabilities	85	90
Total accrued and other current liabilities	$390	$407
Note 12. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	June 30, 2016	December 31, 2015
3.550% Senior Notes due 2016	$—	$600
4.875% Senior Notes due 2021 (a)	600	600
2.250% Senior Notes due 2023 (a)	556	—
Commercial paper	50	—
Research and development facility agreement	41	76
Other	—	2
Debt issuance costs and unamortized discount (b)	(13)	(4)
Total debt	1,234	1,274
Less: short-term borrowings and current maturities of long-term debt	91	78
Total long-term debt	$1,143	$1,196

(a)
The fair value of our Senior Notes (as defined below) was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2021 was $659 million and $640 million as of June 30, 2016 and December 31, 2015, respectively. The fair value of our Senior Notes due 2023 was $596 million as of June 30, 2016.

(b)
The debt issuance costs and unamortized discount are recognized as a reduction in the carrying value of the Senior Notes in the Condensed Consolidated Balance Sheets and are being amortized to interest expense in our Condensed Consolidated Income Statements over the expected remaining terms of the Senior Notes.

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
The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and leaseback transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. We may redeem all or a portion of the Senior Notes due 2023 at our option at any time on or after December 11, 2022 (three months prior to their maturity), at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the redemption date.  We may also redeem all, but not part, of the Senior Notes due 2023 in the event of specified tax events as described in the applicable Senior Notes indenture. If a change of control triggering event (as defined in the applicable Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase. As of

June 30, 2016, we were in compliance with all covenants for the Senior Notes.
Interest on the Senior Notes due 2016 was payable on March 20 and September 20 of each year. Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year.
On April 11, 2016, our Senior Notes due 2016 were settled for a total of $607 million which included make-whole interest expense of $7 million. The Company recorded this loss on extinguishment of the debt in the second quarter of 2016 as interest expense.
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
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The Credit Facility also contains limitations on, among other things, incurring secured debt, granting liens, entering into sale and leaseback transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of June 30, 2016, we were in compliance with all covenants.
As of June 30, 2016, the Credit Facility was undrawn.
Research and Development Facility Agreement
On December 3, 2015, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank (the "EIB") to amend the maturity date. The facility provides an aggregate principal amount of up to €120 million (approximately $133 million) to finance research projects and infrastructure development in the European Union. The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the R&D Facility Agreement.  The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the EIB. The funds are available during the period from 2013 through 2016 at the Company's facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.
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

In accordance with the terms of the R&D Facility Agreement, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions, such as customary representations and warranties, additional covenants and customary events of default. As of June 30, 2016, we were in compliance with all covenants.
As of June 30, 2016 and December 31, 2015, $41 million and $76 million was outstanding, respectively, under the R&D Facility Agreement. Although the borrowing term for this arrangement is up to five years, we have classified it as short-term debt on our Condensed Consolidated Balance Sheet since we intend to repay this obligation in less than a year.
Commercial Paper
Our commercial paper program generally serves as a means of short-term funding. As of June 30, 2016, $50 million of the Company’s $600 million commercial paper program was outstanding at a weighted average interest rate of 0.76%. We will periodically borrow under this program and may borrow under it in future periods.
Note 13. Postretirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Domestic defined benefit pension plans:
Service cost	$1	$1	$1	$1
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of net actuarial loss	—	—	1	1
Net periodic benefit cost	$1	$1	$2	$2
International defined benefit pension plans:
Service cost	$2	$3	$5	$6
Interest cost	6	6	12	12
Expected return on plan assets	(8)	(9)	(17)	(17)
Amortization of net actuarial loss	2	4	4	7
Net periodic benefit cost	$2	$4	$4	$8
Total net periodic benefit cost	$3	$5	$6	$10
The total net periodic benefit cost for other postretirement employee benefit plans was $1 million and $2 million including amounts recognized in other comprehensive income ("OCI") of less than $1 million for both the three and six months ended June 30, 2016, respectively. The total net periodic benefit cost for other postretirement employee benefit plans was $1 million and $2 million including amounts recognized in OCI of less than $1 million for both the three and six months ended June 30, 2015, respectively.
We contributed $14 million and $13 million to our defined benefit plans during the six months ended June 30, 2016 and 2015, respectively. Additional contributions ranging between approximately $11 million and $21 million are expected during the remainder of 2016.

Note 14. Share-Based Compensation Plans
Share-based compensation expense was $5 million and $10 million during the three and six months ended June 30, 2016, respectively, and $4 million and $8 million during the three and six months ended June 30, 2015, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance-based shares was $7 million, $22 million and $11 million, respectively, at June 30, 2016 and is expected to be recognized over a weighted average period of 2.1, 1.9 and 2.4 years, respectively. The amount of cash received from the exercise of stock options was $16 million and $9 million for the six months ended June 30, 2016 and 2015, respectively.
Stock Option Grants
The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2016.

	Shares (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	2,561	$31.16	6.8
Granted	460	37.83
Exercised	(583)	27.30
Forfeited and expired	(19)	37.00
Outstanding at June 30, 2016	2,419	$33.31	7.3	$28
Options exercisable at June 30, 2016	1,440	$30.76	6.1	$20
Vested and expected to vest as of June 30, 2016	2,315	$33.13	7.2	$27
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the six months ended June 30, 2016 was $7 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2016 grants.

Volatility	28.89%
Risk-free interest rate	1.41%
Dividend yield	1.64%
Expected term (in years)	5.6
Weighted-average fair value / share	$9.04
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

Restricted Stock Unit Grants
The following is a summary of restricted stock units activity for the six months ended June 30, 2016. The fair value of the restricted stock units is equal to the closing share price on the date of the grant.

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2016	1,013	$34.52
Granted	280	38.19
Vested	(281)	29.38
Forfeited	(53)	36.54
Outstanding at June 30, 2016	959	$36.99
ROIC Performance-based Share Grants
The following is a summary of Return on Invested Capital ("ROIC") performance-based share grants for the six months ended June 30, 2016. The fair value of the ROIC performance-based shares is equal to the closing share price on the date of the grant.

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2016	160	$35.48
Granted	110	37.80
Vested	—	—
Forfeited	(18)	27.49
Outstanding at June 30, 2016	252	$37.09
The following is a summary of our Total Shareholder Return ("TSR") performance-based share grants for the six months ended June 30, 2016.

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2016	—	$—
Granted	110	45.98
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2016	110	$45.98
TSR Performance-based Share Fair Value
The fair value of TSR performance-based shares was calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The following are weighted-average assumptions for 2016 grants.

Volatility	31.7%
Risk-free interest rate	0.88%
Dividend yield	1.64%

Note 15. Capital Stock
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three and six months ended June 30, 2016. There are up to $420 million in shares that may still be purchased under this plan as of June 30, 2016.
On August 20, 2013, the Board of Directors authorized the repurchase of up to $250 million in shares with no expiration date. The program's objective was to deploy our capital in a manner that benefited our shareholders and maintained our focus on growth. There were no shares repurchased under this program during the three months ended June 30, 2015. During the six months ended June 30, 2015, we repurchased 1.4 million shares for $50 million under this program. As of December 31, 2015, we have exhausted the authorized amount to repurchase shares under this plan.
On August 18, 2012, our Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares repurchased under this program during the three and six months ended June 30, 2016 and 2015. There are up to 0.3 million shares (approximately $11 million in value) that may still be purchased under this plan as of June 30, 2016.
Aside from the aforementioned repurchase programs, we repurchased less than 0.1 million and 0.1 million shares for less than $1 million and $3 million for the three and six months ended June 30, 2016 and 2015, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units.

Note 16. Accumulated Other Comprehensive Income (Loss)
The following table provides the components of accumulated other comprehensive income (loss) for the three months ended June 30, 2016:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at April 1, 2016	$(32)	$(185)	$5	$(212)
Foreign currency translation adjustment	(29)	—	—	(29)
Tax on foreign currency translation adjustment	(8)	—	—	(8)
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	1	—	1
Selling, general and administrative expenses	—	1	—	1
Unrealized loss on derivative hedge agreements	—	—	(4)	(4)
Reclassification of unrealized gain on derivative hedge agreements into revenue	—	—	(1)	(1)
Balance at June 30, 2016	$(69)	$(183)	$—	$(252)
The following table provides the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2016:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2016	$(43)	$(185)	$(10)	$(238)
Foreign currency translation adjustment	(17)	—	—	(17)
Tax on foreign currency translation adjustment	2	—	—	2
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	2	—	2
Selling, general and administrative expenses	—	3	—	3
Income tax impact on amortization of postretirement benefit plan items	—	(3)	—	(3)
Reclassification of unrealized gain on derivative hedge agreements into cost of revenue	—	—	(1)	(1)
Reclassification of unrealized loss on net investment hedge	(11)	—	11	—
Balance at June 30, 2016	$(69)	$(183)	$—	$(252)
Note 17. Commitments and Contingencies
Legal Proceedings
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses, including acquisitions and divestitures, intellectual property matters, product liability and personal injury claims, employment and pension matters, government and commercial contract disputes.
On or about February 17, 2009, following a statement submitted to the Spanish Competition Authority (Comision Nacional de la Competencia, "CNC") by Grupo Industrial Ercole Marelli, S.A. regarding an anti-competitive agreement in which it said it had been participating, the CNC conducted an investigation at ITT Water & Wastewater España S.A. (now named Xylem Water Solutions España S.A.), at the Spanish Association of Fluid Pump Manufacturers (the "Association"), and at the offices of other members of the Association. On September 16, 2009, the Directorate of Investigation of the CNC commenced formal proceedings for alleged restrictive practices allegedly prohibited under applicable law. Following the conclusion of the formal proceedings, the CNC

Council imposed fines on the Association and nineteen Spanish manufacturers and distributors of fluid pumps, including a fine of Euro 2.4 million applied to ITT Water & Wastewater España S.A. and ITT Corporation. The Company's appeals of the decision were rejected and the fine was paid in March 2016. This matter is now closed.
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
Guarantees
We obtain certain stand-by letters of credit, bank guarantees and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of June 30, 2016 and December 31, 2015, the amount of stand-by letters of credit, bank guarantees and surety bonds was $176 million and $161 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million as of both June 30, 2016 and December 31, 2015 for environmental matters.

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

(in millions)	2016	2015
Warranty accrual – January 1	$33	$31
Net changes for product warranties in the period	13	14
Settlement of warranty claims	(15)	(13)
Foreign currency and other	1	(1)
Warranty accrual - June 30	$32	$31
Note 18. Segment Information
Our business has two reportable segments: Water Infrastructure and Applied Water. The Water Infrastructure segment, focuses on the transportation, treatment and testing of water, offering a range of products including water and wastewater pumps, treatment and testing equipment, and controls and systems. The Applied Water segment, encompasses the uses of water and focuses on the residential, commercial, industrial and agriculture markets offering a wide range of products, including pumps, valves and heat exchangers.
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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2015 Annual Report). The following tables contain financial information for each reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Revenue:
Water Infrastructure	$566	$551	$1,080	$1,051
Applied Water	366	369	699	706
Total	$932	$920	$1,779	$1,757
Operating Income:
Water Infrastructure	$70	$65	$124	$112
Applied Water	51	51	90	97
Corporate and other	(12)	(12)	(26)	(22)
Total	$109	$104	$188	$187
Depreciation and Amortization:
Water Infrastructure	$21	$23	$43	$48
Applied Water	6	6	12	12
Regional selling locations (a)	4	3	6	5
Corporate and other	2	2	4	4
Total	$33	$34	$65	$69
Capital Expenditures:
Water Infrastructure	$15	$12	$34	$37
Applied Water	3	3	11	10
Regional selling locations (b)	5	4	15	6
Corporate and other	1	1	2	4
Total	$24	$20	$62	$57

(a)
Depreciation and amortization expense incurred by the Regional selling locations was included in an overall allocation of Regional selling location costs to the segments; however, a certain portion of that expense was not specifically identified to a segment. That expense is captured in this Regional selling location line.

(b)	Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.
The following table contains the total assets for each reportable segment:

(in millions)	June 30, 2016	December 31, 2015
Water Infrastructure	$2,109	$2,024
Applied Water	1,048	1,054
Regional selling location (a)	969	905
Corporate and other (b)	568	674
Total	$4,694	$4,657

(a)	The Regional selling locations have assets that consist primarily of cash, accounts receivable and inventory which are not allocated to the segments.

(b)
Corporate and other consists of items pertaining to our corporate headquarters function, which principally consist of cash, deferred tax assets, pension assets and certain property, plant and equipment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, included elsewhere in this report on Form 10-Q (this "Report"). Except as otherwise indicated or unless the context otherwise requires, "Xylem," "we," "us," "our" and the "Company" refer to Xylem Inc. and its subsidiaries. References in the condensed consolidated financial statements to "ITT" or the "former parent" refer to ITT Corporation (now ITT Inc.) and its consolidated subsidiaries (other than Xylem Inc.).
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
Executive Summary
Xylem reported revenue for the second quarter of 2016 of $932 million, an increase of 1.3% compared to $920 million during the second quarter of 2015. Revenue increased 2.7% on a constant currency basis due to organic growth of 1.5% mostly in the public utility market as well as some commercial market growth, partially offset by declines in the remaining served markets and contributions of 1.2% from the recent acquisitions within our Water Infrastructure segment. Operating income for the second quarter of 2016 was $109 million, reflecting an increase of 4.8% compared to $104 million in the second quarter of 2015. Operating margin was 11.7% for 2016 versus 11.3% for 2015, an increase of 40 basis points. Excluding restructuring and realignment charges and special charges, which increased $5 million and $1 million in the second quarter as compared to the prior year, respectively, operating income was $121 million with an operating margin of 13.0% in 2016 as compared to operating income of $110 million with an operating margin of 12.0%. This increase in adjusted operating margin was due to cost reductions and increased volume, partially offset by cost inflation and strategic investments.
Additional financial highlights for the quarter ended June 30, 2016 include the following:

•	Orders of $923 million, or 2.2% decline from $944 million in the prior year, though down 1.8% on an organic basis

•	Earnings per share of $0.39, down 4.9% from the prior year ($0.48 on an adjusted basis, up 11.6%)

•
Cash flow from operating activities of $125 million for the six months ended June 30, 2016, up 1.6% from prior year, and free cash flow of $63 million as compared to $66 million in the prior year, down 4.5%

Key Performance Indicators and Non-GAAP Measures
Management reviews key performance indicators including revenue, gross margin, segment operating income and margins, earnings per share, orders growth, working capital, free cash flow and backlog, among others. In addition, we consider certain non-GAAP (or “adjusted”) measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions, share repurchases and debt repayment. However, other than with respect to total revenue, we only provide guidance on a non-GAAP basis and do not provide reconciliations of such forward-looking measures to GAAP due to the inherent difficulty in forecasting certain amounts that would be included in GAAP earnings, such as, integration and acquisition-related costs, special charges and tax related special items. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•
"organic revenue" and "organic orders" defined as revenue and orders, respectively, excluding the impact of fluctuations in foreign currency translation and contributions from acquisitions and divestitures. Divestitures include sales of insignificant portions of our business that did not meet the criteria for classification as a discontinued operation. The period-over-period change resulting from foreign currency translation assumes no change in exchange rates from the prior period.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share data)	2016	2015	2016	2015
Net income	$71	$74	$137	$138
Restructuring and realignment, net of tax benefit of $3 and $5 for 2016 $1 and $3 for 2015	8	5	15	9
Special charges, net of tax benefit of $4 and $5 for 2016 and $0 for 2015	5	1	8	3
Tax-related special items	3	(2)	(11)	(3)
Gain from sale of businesses, net of $0 tax	—	—	—	(9)
Adjusted net income	$87	$78	$149	$138
Weighted average number of shares - Diluted	179.9	182.3	179.6	182.7
Adjusted earnings per share	$0.48	$0.43	$0.83	$0.76

•	"operating expenses excluding restructuring and realignment costs and special charges" defined as operating expenses, adjusted to exclude restructuring and realignment costs, and special charges.

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

•
“special charges” defined as costs incurred by the Company, such as interest expense related to the early extinguishment of debt during Q2 2016, initial acquisition related costs, costs incurred for the contractual indemnification of tax obligations to ITT and other special non-operating items.

•
"tax-related special items" defined as tax items, such as tax return versus tax provision adjustments, tax exam impacts, tax law change impacts, significant reserves for cash repatriation, excess tax benefits/losses and other discrete tax adjustments.

•
"free cash flow" defined as net cash from operating activities, as reported in the Condensed Consolidated Statements of Cash Flows, less capital expenditures, as well as adjustments for other significant items that impact current results that management believes are not related to our ongoing operations and performance. Our definition of free cash flow does not consider certain non-discretionary cash payments, such as debt. The following table provides a reconciliation of free cash flow.

	Six Months Ended
	June 30,
(In millions)	2016	2015
Net cash provided by operating activities	$125	$123
Capital expenditures	(62)	(57)
Free cash flow	$63	$66

2016 Outlook
We continue to anticipate organic revenue growth in the low single digits in 2016. The following is a summary of our outlook by market.

•
Industrial market performance decreased 3% through the first half of the year due to continued decreases in the oil and gas market as well as weakness in the mining market driven by dewatering declines. We expect growth to be flat for the year. This projection assumes low-single-digit growth in light industrial applications, and double-digit declines in oil and gas, and mining applications.

•
Through the first half of the year, public utilities increased 13%.  We expect growth in the high-single-digits for 2016 due in part to tougher comparisons in the second half of the year. We anticipate continued growth in the United States, western Europe and across emerging markets.

•
In the commercial markets, growth was 3% through the first half of the year driven by strong performance in Europe and Canada, partially offset by declines in China. We expect growth in the mid-single-digit range for the year. We anticipate second half performance to be driven by improving market conditions in the United States and continued growth in Europe, due to demand for new products.

•
Residential markets declined 5% for the first half of the year driven by Asia Pacific and the Middle East. We anticipate challenging market conditions to continue over the balance of the year and, as a result, full year performance will be down in the mid-single-digits.

•
Our agriculture markets, which is our smallest end market, declined 5% through the first half of the year. We expect 2016 to be down in the mid-single-digits as we will likely continue to see unfavorable market conditions.

We will continue to execute restructuring and realignment actions to reposition our European and North American businesses in an effort to optimize our cost structure and improve our operational efficiency and effectiveness. During 2016, we expect to incur approximately $25 million in restructuring and realignment costs. We expect to realize approximately $1 million of incremental net savings in 2016 from actions initiated in 2015, and an additional $10 million of net savings from our 2016 actions.
Additional strategic actions we are taking include initiatives to drive above-market growth, advance continuous improvement activities to increase productivity, focus on improving cash performance and drive a disciplined capital deployment strategy.

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2016	2015	Change		2016	2015	Change
Revenue	$932	$920	1.3%		$1,779	$1,757	1.3%
Gross profit	369	348	6.0%		698	663	5.3%
Gross margin	39.6%	37.8%	180	bp	39.2%	37.7%	150	bp
Operating expenses excluding restructuring and realignment costs and special charges	248	238	4.2%		485	463	4.8%
Expense to revenue ratio	26.6%	25.9%	70	bp	27.3%	26.4%	90	bp
Restructuring and realignment costs	11	6	83.3%		20	12	66.7%
Special charges	1	—	NM		5	1	400.0%
Total operating expenses	260	244	6.6%		510	476	7.1%
Operating income	109	104	4.8%		188	187	0.5%
Operating margin	11.7%	11.3%	40	bp	10.6%	10.6%	—	bp
Interest and other non-operating expense, net	19	13	46.2%		33	28	17.9%
Gain on sale of businesses	—	—	NM		—	9	NM
Income tax expense	19	17	11.8%		18	30	(40.0)%
Tax rate	21.6%	18.1%	350	bp	11.8%	17.8%	(600)	bp
Net income	$71	$74	(4.1)%		$137	$138	(0.7)%
NM - Not meaningful percentage change
Revenue
Revenue generated during the three and six months ended June 30, 2016 was $932 million and $1,779 million, reflecting increases of $12 million or 1.3% and $22 million or 1.3%, respectively, compared to the same prior year periods. On a constant currency basis, revenue grew 2.7% and 3.5% for the three and six months ended June 30, 2016. These increases reflect strong organic growth within western Europe for both periods, particularly in Germany and the United Kingdom, and organic growth in the United States for the first half of the year. Emerging markets also contributed to the organic growth in both periods, particularly in India and the Middle East region.
The following table illustrates the impact from organic growth, recent acquisitions, and foreign currency translation in relation to revenue during the three and six months ended June 30, 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	Change	% Change	Change	% Change
2015 Revenue	$920		$1,757
Organic growth	14	1.5%	45	2.6%
Acquisitions	11	1.2%	17	0.9%
Constant currency	25	2.7%	62	3.5%
Foreign currency translation (a)	(13)	(1.4)%	(40)	(2.2)%
Total change in revenue	12	1.3%	22	1.3%
2016 Revenue	$932		$1,779

(a)	Foreign currency translation impact primarily due to fluctuations in the value of the British Pound, Euro, Argentine Peso, Canadian Dollar, Chinese Yuan and South African Rand against the U.S. Dollar.

The following table summarizes revenue by segment:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2016	2015	Change	Constant Currency Change	2016	2015	Change	Constant Currency Change
Water Infrastructure	$566	$551	2.7%	4.7%	$1,080	$1,051	2.8%	5.8%
Applied Water	366	369	(0.8)%	(0.3)%	699	706	(1.0)%	0.1%
Total	$932	$920	1.3%	2.7%	$1,779	$1,757	1.3%	3.5%
Water Infrastructure
Water Infrastructure revenue increased $15 million, or 2.7% for the second quarter of 2016 (4.7% increase at constant currency) and increased $29 million, or 2.8%, for the six months ended June 30, 2016 (5.8% increase at constant currency) compared to the respective 2015 periods. Revenue was negatively impacted by $11 million and $32 million due to foreign currency translation for the three and six months ended June 30, 2016; however, the change at constant currency was driven by organic growth of $15 million or 2.7% in the second quarter and $44 million or 4.2% for the six months ended June 30, 2016 due to continued strength in the public utility end market, reflecting a strong recovery in the United States and project activity in emerging markets, which was partially offset by weakness in the industrial market. The industrial market performance was due to continued decreases in dewatering applications in the oil and gas market as well as weakness in the mining market. Additionally, revenue increased by $11 million and $17 million for the three and six months ended June 30, 2016 due to the impact of our recent acquisitions.
From an application perspective for the second quarter of 2016, organic revenue grew in transport and treatment applications while test applications slightly declined. Organic revenue performance from transport applications was driven by public utility strength in India from a large water circulation project, and in the United States due to improved backlog execution and market share gains in the water and wastewater pump market. These gains were partially offset by declines in industrial dewatering applications from weakness in the oil and gas and mining markets. Revenue from treatment applications was also driven by public utility strength primarily in the United States mainly due to strong backlog execution and project deliveries. Revenue from test applications slightly declined mainly due to weakness in the United States primarily due to lower government agency spending and tough prior year comparatives in the Middle East.
For the six months ended June 30, 2016, organic revenue grew in transport and treatment applications while test applications slightly declined. Organic revenue performance from transport applications was driven by public utility strength in India from a large water circulation project, and in the United States due to improved backlog execution, market strength and share gains in the water and wastewater pump market. These gains were partially offset by declines in industrial dewatering applications from weakness in the oil and gas and mining markets. Revenue from treatment applications was also driven by public utility strength primarily in the United States mainly due to strong backlog execution and large project deliveries, and in the Middle East due to the execution of an aeration project. Revenue from test applications slightly declined mainly due to weakness in the United States primarily due to lower government agency spending.
Applied Water
Applied Water revenue declined $3 million or 0.8% during the second quarter of 2016 (0.3% decline at constant currency) and decreased $7 million, or 1.0%, for the six months ended June 30, 2016 (0.1% increase at constant currency) compared to the respective 2015 periods. Revenue was negatively impacted by $2 million and $8 million for the three and six months ended June 30, 2016, respectively, due to foreign currency translation; however, the organic growth was essentially flat for the three and six months ended June 30, 2016 due to growth in the commercial and industrial water end markets which were offset by declines in the residential and agriculture end markets.
From an application perspective for the second quarter of 2016, organic revenue grew in the commercial building services and industrial water applications. Commercial building services revenue grew primarily due to market share gains from new products in western Europe. Revenue from industrial water mainly increased in western Europe due to several large projects combined with strength in general industrial applications, partially offset by weakness in the U.S. food and beverage, marine and oil and gas sectors. Increases in these applications were offset by declines within the residential building services and, to a lesser extent, agricultural applications primarily in the United States due to market softness and unfavorable weather.
For the six months ended June 30, 2016, organic revenue grew in the building services and industrial water applications. Building services growth was driven by strong commercial building services revenue due to market share gains from new products in western Europe, partially offset by declines within the residential building services primarily in the United States and western Europe due to market softness. Revenue from industrial water mainly increased in western Europe due to several large projects combined with strength in general industrial applications. The growth in these applications was partially offset by weakness in the U.S. food and beverage, marine and oil and gas sectors and softness in Asia Pacific. Lastly, agricultural applications declined in the United States due primarily to market weakness and unfavorable weather.
Orders / Backlog
Orders received during the second quarter of 2016 of $923 million decreased $21 million, or 2.2%, over the second quarter of the prior year (0.8% decrease at constant currency). Orders received during the six months ended June 30, 2016 of $1,811 million decreased $48 million, or 2.6%, from the prior year (0.2% decline at constant currency). Organic order growth decreased 1.8% and 1.0% for the three and six months ended June 30, 2016, respectively.
Water Infrastructure segment orders decreased $23 million, or 3.9%, to $562 million (2.1% decrease at constant currency) for the quarter as compared to the prior year; $11 million of this decrease was due to foreign currency translation. Organic orders decreased 3.6% during the second quarter of 2016, predominately due to decreases in the treatment and transport applications as a result of lapping large orders in the second quarter of 2015. These decreases were partially offset by order strength in Europe and Nordics. For the six months ended June 30, 2016 orders decreased $51 million, or 4.4%, to $1,096 million (1.4% decrease at constant currency) as compared to the same prior year period; $35 million of this decrease was due to foreign currency translation. Organic orders decreased 2.6% due to similar dynamics impacting the order activity in second quarter, partially offset by order strength in India in the first quarter. Additionally, orders increased by $9 million and $14 million for the three and six months ended June 30, 2016, respectively, due to the impact of acquisitions in the first quarter.
Applied Water segment orders increased $2 million, or 0.6% to $361 million (1.1% increase at constant currency) and increased $3 million or 0.4%, to $715 million (1.7% increase at constant currency) for the three and six months ended June 30, 2016, respectively. Orders decreased by $2 million and $9 million for the three and six months ended June 30, 2016, respectively, due to foreign currency translation. Organic orders increased 1.1% and 1.7% during the three and six months ended June 30, 2016, respectively, as a result of strength in Europe due to new product launches and increased market awareness.
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. Total backlog was $727 million at June 30, 2016, a decrease of $85 million or 10.5% as compared to June 30, 2015 and an increase of $11 million or 1.5%, as compared to December 31, 2015. We anticipate that 72% of the backlog at June 30, 2016 will be recognized as revenue in the remainder of 2016.
Gross Margin
Gross margin as a percentage of revenue increased to 39.6% and 39.2% for the three and six months ended June 30, 2016, compared to 37.8% and 37.7%, respectively, for the comparative 2015 periods. The gross margin increases were primarily due to benefits realized from cost saving initiatives through global sourcing and continuous improvement initiatives, as well as increased volume which more than offset cost inflation.

Operating Expenses
The following table presents operating expenses for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2016	2015	Change		2016	2015	Change
Selling, general and administrative expenses ("SG&A")	$227	$218	4.1%		$446	$424	5.2%
SG&A as a % of revenue	24.4%	23.7%	70	bp	25.1%	24.1%	100	bp
Research and development expenses ("R&D")	27	25	8.0%		52	48	8.3%
R&D as a % of revenue	2.9%	2.7%	20	bp	2.9%	2.7%	20	bp
Restructuring charges	6	1	500.0%		12	4	200.0%
Operating expenses	$260	$244	6.6%		$510	$476	7.1%
Expense to revenue ratio	27.9%	26.5%	140	bp	28.7%	27.1%	160	bp
Selling, General and Administrative Expenses
SG&A increased by $9 million to $227 million or 24.4% of revenue in the second quarter of 2016, as compared to $218 million or 23.7% of revenue in the comparable 2015 period; and increased $22 million to $446 million or 25.1% of revenue in the six months ended June 30, 2016, as compared to $424 million or 24.1% of revenue for the six months ended 2015. These increases in SG&A expenses as a percentage of revenue were primarily due to investments in regional sales channels and operational capabilities, inflation and initial acquisition related costs, partially offset by savings from restructuring actions.
Research and Development Expenses
R&D spending was $27 million or 2.9% of revenue in the second quarter of 2016 as compared to $25 million or 2.7% of revenue in the comparable period of 2015; and was $52 million or 2.9% of revenue in the six months ended June 30, 2016 as compared to $48 million or 2.7% of revenue in the comparable period of 2015. These increases in R&D spending were primarily due to investments in new products and technology within both segments.
Restructuring Charges
During the three and six months ended June 30, 2016, we recognized restructuring charges of $6 million and $12 million, respectively. We incurred these charges related to actions taken in 2016 primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Applied Water and Water Infrastructure segments, as well as Corporate headcount reductions. No additional costs related to actions commenced in prior years were included in the charges recorded during the three and six months ended June 30, 2016.
During the three and six months ended June 30, 2015, we recognized restructuring charges of $1 million and $4 million, respectively. We incurred these charges related to actions taken in 2015 primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. These charges related to the reduction in structural costs, including the reduction of headcount and consolidation of facilities within our Water Infrastructure segment.
Total expected costs associated with actions that commenced during the six months ended June 30, 2016 are approximately $14 million for Water Infrastructure, approximately $6 million for Applied Water, and approximately $2 million for Corporate. Related to these actions Water Infrastructure incurred $7 million, Applied Water incurred $3 million, and Corporate incurred $2 million during the six months ended June 30, 2016. These costs primarily consist of severance charges. We currently expect activity related to these actions to continue through the end of 2017 with the exception of the Corporate actions, which are substantially complete. As a result of actions initiated during the six months ended June 30, 2016, we estimate net savings of approximately $7 million in 2016 and annual future net savings beginning in 2017 of approximately $22 million.

We expect to incur approximately $15 million in restructuring costs for the full year, which contemplates additional actions beyond those discussed above. As a result of all of the actions taken and expected to be taken in 2016, we anticipate approximately $7 million of total net savings to be realized during 2016.
Operating Income
We generated operating income of $109 million during the second quarter of 2016, a $5 million increase compared to $104 million in the second quarter of 2015, and $188 million during the six months ended June 30, 2016, a $1 million increase compared to $187 million in 2015. Operating income as a percentage of revenue for the second quarter of 2016 was 11.7% compared to 11.3% for the second quarter of 2015 and for both the six months ended June 30, 2016 and 2015 was 10.6%. Excluding restructuring and realignment charges and special charges, which increased of $5 million and $1 million, as compared to the three months ended 2015 and $8 million and $5 million, as compared to the six months ended 2015, respectively; adjusted operating income was $121 million with a margin of 13.0% for the second quarter of 2016 as compared to $110 million with a margin of 12.0% for the respective 2015 period and was $213 million with a margin of 12.0% for the six months ended June 30, 2016 as compared to $200 million with a margin of 11.4% for the respective 2015 period. These increases in adjusted operating margin were due to increased cost reductions and volume leverage which were partially offset by cost inflation and strategic investments.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2016	2015	Change		2016	2015	Change
Water Infrastructure
Operating income	$70	$65	7.7%		$124	$112	10.7%
Operating margin	12.4%	11.8%	60	bp	11.5%	10.7%	80	bp
Restructuring and realignment costs	8	4	100.0%		12	9	33.3%
Special charges	1	—	NM		5	1	400.0%
Adjusted operating income	$79	$69	14.5%		$141	$122	15.6%
Adjusted operating margin	14.0%	12.5%	150	bp	13.1%	11.6%	150	bp
Applied Water
Operating income	$51	$51	—%		$90	$97	(7.2)%
Operating margin	13.9%	13.8%	10	bp	12.9%	13.7%	(80)	bp
Restructuring and realignment costs	3	2	50.0%		6	3	100.0%
Adjusted operating income	$54	$53	1.9%		$96	$100	(4.0)%
Adjusted operating margin	14.8%	14.4%	40	bp	13.7%	14.2%	(50)	bp
Corporate and other
Operating loss	$(12)	$(12)	—%		$(26)	$(22)	18.2%
Restructuring and realignment costs	—	—	—%		2	—	NM
Adjusted operating loss	$(12)	$(12)	—%		$(24)	$(22)	9.1%
Total Xylem
Operating income	$109	$104	4.8%		$188	$187	0.5%
Operating margin	11.7%	11.3%	40	bp	10.6%	10.6%	—	bp
Restructuring and realignment costs	11	6	83.3%		20	12	66.7%
Special charges	1	—	NM		5	1	400.0%
Adjusted operating income	$121	$110	10.0%		$213	$200	6.5%
Adjusted operating margin	13.0%	12.0%	100	bp	12.0%	11.4%	60	bp
NM - Not meaningful percentage change
Water Infrastructure
Operating income for our Water Infrastructure segment increased $5 million, or 7.7%, (increased $10 million or 14.5% on an adjusted basis) for the second quarter of 2016 compared with the same respective prior year period. Operating margin increased from 11.8% to 12.4% and increased from 12.5% to 14.0% on an adjusted basis. For the six months ended June 30, 2016, operating income increased $12 million, or 10.7%, (increased $19 million or 15.6% on an adjusted basis) compared with the same respective 2015 period. Operating margin increased from 10.7% to 11.5% and increased from 11.6% to 13.1% on an adjusted basis. The increases in operating margin and adjusted operating margin were due to cost savings from global procurement and continuous improvement initiatives as well as favorable volume and foreign currency impacts, partially offset by cost inflation and increased investment spending in growth initiatives, including new product development. Further, operating margin was negatively impacted by increased restructuring and realignment costs in both the three and six month periods as well as higher special charges, primarily initial acquisition related costs.

Applied Water
Operating income for our Applied Water segment was flat, (increased $1 million or 1.9% on an adjusted basis) for the second quarter of 2016 compared with the same respective prior year period. Operating margin increased from 13.8% to 13.9% and increased from 14.4% to 14.8% on an adjusted basis. The increases in operating margin and adjusted operating margin were due to cost savings from global procurement and productivity gains partially offset by inflation and strategic investments. For the six months ended June 30, 2016, operating income decreased $7 million, or 7.2%, (decreased $4 million or 4.0% on an adjusted basis) compared with the same respective 2015 period. Operating income decreased from 13.7% to 12.9% and from 14.2% to 13.7% on an adjusted basis.The decreases in operating margin and adjusted operating margin were due to the timing of strategic investments and unfavorable mix, which more than offset cost savings from global procurement and productivity gains, net of inflation. Strategic investments included building emerging market product localization capabilities, sales channel development and new product development. Further, operating margin was negatively impacted by higher restructuring and realignment changes.
Corporate and other
Operating loss for corporate and other was flat for the second quarter of 2016 as compared to the same respective 2015 period and increased $4 million, (increased $2 million on an adjusted basis) for the six months ended June 30, 2016 compared with the same respective 2015 period. The increase for the first half of the year in the adjusted operating loss was primarily due to increased compensation cost. Further, the operating loss was increased by higher restructuring and realignment changes.
Interest Expense
Interest expense was $20 million and $34 million for the three and six months ended June 30, 2016, and $14 million and $28 million for the three and six months ended June 30, 2015, respectively, primarily related to the interest on our Senior Notes, including a make-whole interest premium of $7 million that was paid in the second quarter of 2016. See "Liquidity and Capital Resources" for further details.
Income Tax Expense
The income tax provision for the three months ended June 30, 2016 was $19 million resulting in an effective tax rate of 21.6%, compared to $17 million resulting in an effective tax rate of 18.1% for the same period in 2015. The income tax provision for the six months ended June 30, 2016 was $18 million resulting in an effective tax rate of 11.8%, compared to $30 million resulting in an effective tax rate of 17.8% for the same period in 2015. The variance in the effective tax rate for the three months ended June 30, 2016 was primarily due to changes in the geographic mix of earnings. For the six months ended June 30, 2016, the variance in the effective tax rate was primarily due to a reduction in the amount of unrecognized tax benefits recorded as a result of the effective settlement of a tax examination in the first quarter of 2016.
Other Comprehensive Income (Loss)
OCI was a loss of $40 million for the three months ended June 30, 2016 compared to income of $35 million for the same period in 2015. This change was driven by unfavorable foreign currency translation impacts due primarily to the weakening of the Euro and the British Pound against the U.S. Dollar as compared to the strengthening of these currencies against the U.S. Dollar in the same period in 2015. This was partially offset by much less weakening of the Swedish Krona against the U.S. Dollar for the second quarter of 2016 as compared the same period in 2015 as well as favorable impacts from our net investment hedges. For the six months ended June 30, 2016 OCI was a loss of $14 million as compared to a loss of $99 million for the same period in 2015. This change was driven almost entirely from favorable foreign currency translation impacts due primarily to significantly less weakening of the Swedish Krona against the U.S. Dollar for the first six months of 2016 as compared to the same period in 2015.

Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Six Months Ended
	June 30,
(In millions)	2016	2015	Change
Operating activities	$125	$123	$2
Investing activities	(127)	(53)	(74)
Financing activities	(98)	(96)	(2)
Foreign exchange (a)	6	(37)	43
Total	$(94)	$(63)	$(31)

(a)	The impact is primarily due to the strengthening of the Euro against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
During the six months ended June 30, 2016, net cash provided by operating activities increased by $2 million as compared to the same prior year period. The year-over-year increase was primarily due to improved working capital.
Investing Activities
Cash used in investing activities was $127 million for the six months ended June 30, 2016 as compared to $53 million in the comparable prior year period. This increase was driven by $70 million spent on our acquisition of Tideland Signal Corporation.
Financing Activities
Cash used in financing activities was $98 million for the six months ended June 30, 2016 as compared to $96 million in the comparable prior year period. This change was primarily driven by the early extinguishment of our $600 million 2016 Senior Notes, including interest payments of $8 million related to the early extinguishment of debt, which was refinanced by the issuance of long-term debt of $540 million (see "Senior Notes" for further information). In addition, we have issued short-term debt of $89 million and repaid $77 million of our short-term debt for the six months ended June 30, 2016 versus not issuing short-term debt and only repaying $2 million in the comparable 2015 period. The net increase in cash used related to long-term and short-term debt was mainly offset by a decrease in share repurchase activity of $50 million.
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
The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and leaseback transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. We may redeem all or a portion of the Senior Notes due 2023 at our option at any time on or after December 11, 2022 (three months prior to their maturity), at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the redemption date.  We may also redeem all, but not part, of the Senior Notes due 2023 in the event of specified tax events as described in the applicable Senior Notes indenture. If a change of control triggering event (as defined in the applicable Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase. As of June 30, 2016, we were in compliance with all covenants for the Senior Notes.
Interest on the Senior Notes due 2016 was payable on March 20 and September 20 of each year. Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year.
On April 11, 2016, our Senior Notes due 2016 were settled for a total of $607 million which included make-whole interest expense of $7 million. The Company recorded this loss on extinguishment of the debt in the second quarter of 2016 as interest expense.
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
In accordance with the terms, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The Credit Facility also contains limitations on, among other things, incurring secured debt, granting liens, entering into sale and leaseback transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of June 30, 2016, we were in compliance with all covenants.
As of June 30, 2016, the Credit Facility was undrawn.
Research and Development Facility Agreement
On December 3, 2015, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank (the "EIB") to amend the maturity date. The facility provides an aggregate principal amount of up to €120 million (approximately $133 million) to finance research projects and infrastructure development in the European Union. The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the R&D Facility Agreement.  The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the

EIB. The funds are available during the period from 2013 through 2016 at the Company's facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.
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
In accordance with the terms of the R&D Facility Agreement, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions, such as customary representations and warranties, additional covenants and customary events of default. As of June 30, 2016, we were in compliance with all covenants.
As of June 30, 2016, $41 million was outstanding under the R&D Facility Agreement. Although the borrowing term for this arrangement is up to five years, we have classified it as short-term debt on our Condensed Consolidated Balance Sheet since we intend to repay this obligation in less than a year.
Commercial Paper
Our commercial paper program generally serves as a means of short-term funding. As of June 30, 2016, $50 million of the Company’s $600 million commercial paper program was outstanding at a weighted average interest rate of 0.76%. We will periodically borrow under this program and may borrow under it in future periods.
Non-U.S. Operations
We generated approximately 60% and 59% of our revenue from non-U.S. operations for the three and six months ended June 30, 2016 and 59% for both the three and six months ended June 30, 2015, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of our review, it is determined that all or a portion of the funds may be needed for our operations in the United States, we may be required to accrue additional U.S. taxes. As of June 30, 2016, our foreign subsidiaries were holding $567 million in cash or marketable securities.
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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended June 30, 2016:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
4/1/16 - 4/30/16	—	—	—	$430
5/1/16 - 5/31/16	—	—	—	$431
6/1/16 - 6/30/16	—	—	—	$431

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three months ended June 30, 2016. There are up to $420 million in shares that may still be purchased under this plan as of June 30, 2016.

On August 18, 2012, our Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares repurchased under this program during the three months ended June 30, 2016. There are up to 0.3 million of shares (approximately $11 million in value) that may still be purchased under this plan as of June 30, 2016.

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
August 2, 2016

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

(101.0)
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
Submitted electronically with this Report.