Form 10-Q
period 2016-09-30
Xylem Inc.
filed 2016-11-01
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of October 28, 2016, there were 179,394,836 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Nine Months
For the periods ended September 30,	2016	2015	2016	2015
Revenue	$897	$902	$2,676	$2,659
Cost of revenue	540	551	1,621	1,645
Gross profit	357	351	1,055	1,014
Selling, general and administrative expenses	219	207	665	631
Research and development expenses	23	23	75	71
Restructuring charges	6	1	18	5
Operating income	109	120	297	307
Interest expense	16	13	50	41
Other non-operating income, net	2	—	3	—
Gain from sale of businesses	—	—	—	9
Income before taxes	95	107	250	275
Income tax expense	22	19	40	49
Net income	$73	$88	$210	$226
Earnings per share:
Basic	$0.41	$0.48	$1.17	$1.25
Diluted	$0.41	$0.48	$1.17	$1.24
Weighted average number of shares:
Basic	179.3	180.8	179.0	181.5
Diluted	180.3	181.6	179.8	182.3
Dividends declared per share	$0.1549	$0.1408	$0.4647	$0.4224
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Nine Months
For the periods ended September 30,	2016	2015	2016	2015
Net income	$73	$88	$210	$226
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustment	(8)	(39)	(25)	(142)
Foreign currency gain reclassified into net income	—	—	—	(8)
Net change in derivative hedge agreements:
Unrealized losses	—	—	—	(5)
Amount of (gain) loss reclassified into net income	(1)	5	(2)	17
Net change in postretirement benefit plans:
Amortization of net actuarial loss into net income	3	4	8	12
Other comprehensive loss, before tax	(6)	(30)	(19)	(126)
Income tax impact related to items of other comprehensive income	(3)	1	(2)	4
Other comprehensive loss, net of tax	(3)	(31)	(17)	(130)
Comprehensive income	$70	$57	$193	$96
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	September 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$659	$680
Receivables, less allowances for discounts and doubtful accounts of $29 and $33 in 2016 and 2015, respectively	792	749
Inventories	488	433
Prepaid and other current assets	153	143
Total current assets	2,092	2,005
Property, plant and equipment, net	440	439
Goodwill	1,621	1,584
Other intangible assets, net	444	435
Other non-current assets	181	194
Total assets	$4,778	$4,657
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$341	$338
Accrued and other current liabilities	438	407
Short-term borrowings and current maturities of long-term debt	62	78
Total current liabilities	841	823
Long-term debt	1,148	1,196
Accrued postretirement benefits	335	335
Deferred income tax liabilities	114	118
Other non-current accrued liabilities	113	101
Total liabilities	2,551	2,573
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 191.3 shares and 190.2 shares in 2016 and 2015, respectively	2	2
Capital in excess of par value	1,871	1,834
Retained earnings	1,011	885
Treasury stock – at cost 11.9 shares and 11.8 shares in 2016 and 2015, respectively	(402)	(399)
Accumulated other comprehensive loss	(255)	(238)
Total stockholders’ equity	2,227	2,084
Total liabilities and stockholders’ equity	$4,778	$4,657

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the nine months ended September 30,	2016	2015
Operating Activities
Net income	$210	$226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61	69
Amortization	36	33
Share-based compensation	15	11
Restructuring charges	18	5
Gain from sale of businesses	—	(9)
Other, net	8	10
Payments for restructuring	(11)	(11)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(27)	(32)
Changes in inventories	(42)	(15)
Changes in accounts payable	14	6
Other, net	(8)	(33)
Net Cash – Operating activities	274	260
Investing Activities
Capital expenditures	(90)	(78)
Acquisition of business, net of cash acquired	(70)	—
Proceeds from sale of businesses	—	1
Proceeds from the sale of property, plant and equipment	—	1
Other, net	5	2
Net Cash – Investing activities	(155)	(74)
Financing Activities
Short-term debt issued	62	—
Short-term debt repaid	(80)	(3)
Long-term debt issued	540	—
Long-term debt repaid	(608)	—
Repurchase of common stock	(3)	(128)
Proceeds from exercise of employee stock options	22	14
Dividends paid	(84)	(77)
Other, net	1	—
Net Cash – Financing activities	(150)	(194)
Effect of exchange rate changes on cash	10	(44)
Net change in cash and cash equivalents	(21)	(52)
Cash and cash equivalents at beginning of year	680	663
Cash and cash equivalents at end of period	$659	$611
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$34	$37
Income taxes (net of refunds received)	$60	$57
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
Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In October 2016, the Financial Accounting Standards Board (“FASB”) issued guidance amending the accounting for income taxes. Under current guidance the recognition of current and deferred income taxes for an intra-entity asset transfer is prohibited until the asset has been sold to an outside party. The amended guidance eliminates the prohibition against immediate recognition of current and deferred income tax amounts associated with intra-entity transfers of assets other than inventory. This guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The requirements of the amended guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are evaluating the impact of the guidance on our financial condition and results of operations.
In June 2016, the FASB issued guidance amending the accounting for the impairment of financial instruments, including trade receivables. Under current guidance, credit losses are recognized when the applicable losses are probable of occurring and this assessment is based on past events and current conditions. The amended guidance eliminates the “probable” threshold and requires an entity to use a broader range of information, including forecast information when estimating expected credit losses. Generally, this should result in a more timely recognition of credit losses. This guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The requirements of the amended guidance should be applied using a modified retrospective approach except for debt securities, which require a prospective transition approach. We are evaluating the impact of the guidance on our financial condition and results of operations.
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
Recently Adopted Pronouncements
In March 2016, the FASB issued an update on accounting for share-based payments.  The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the Condensed Consolidated Statements of Cash Flows. This standard is effective for annual reporting periods beginning after December 15, 2016. The Company elected to early adopt this standard in the quarter ended June 30, 2016 retroactively to January 1, 2016. The impact of the early adoption resulted in the following:

•
The Company recorded tax benefits of $1 million and $3 million within income tax expense for the three and nine months ended September 30, 2016, respectively, related to the excess tax benefit on share-based awards. Prior to adoption this amount would have been recorded as an increase of capital in excess of par value. This change could create volatility in the Company's effective tax rate.

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

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three and nine months ended September 30, 2016. This increased diluted weighted average common shares outstanding by less than 50,000 shares for each of the aforementioned periods.

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
Note 3. Acquisitions and Divestitures
On August 15, 2016, we entered into a Share Purchase Agreement to acquire all of the direct and indirect subsidiaries of Sensus Worldwide Limited (other than Sensus Industries) (“Sensus”), a global leader in smart meters, network technologies and advanced data analytics services for the water, gas and electric industries. The purchase price was agreed at $1.7 billion, net of cash acquired. We completed the acquisition of Sensus on October 31, 2016 pursuant to the terms of the Share Purchase Agreement and an Amendment to the Share Purchase Agreement dated as of October 31, 2016. Sensus, headquartered in Raleigh, North Carolina, has approximately 3,300 employees across 28 locations on six continents.

On February 1, 2016, we acquired Tideland Signal Corporation (“Tideland”), a leading producer of analytics solutions in the coastal and ocean management sectors, for $70 million.  Tideland, a privately-owned company headquartered in Texas, has approximately 160 employees. Our condensed consolidated financial statements include Tideland’s results of operations from February 1, 2016 within the Water Infrastructure segment.

There were no divestitures for the three months ended September 30, 2015. For the nine months ended September 30, 2015, we divested two businesses for $1 million, which were not material, individually or in the aggregate, to our results of operations or financial position. The sales resulted in a gain of $9 million, reflected in gain from sale of businesses in our Condensed Consolidated Income Statement.
Note 4. Restructuring Charges
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position ourselves based on the economic environment and customer demand. During the three and nine months ended September 30, 2016, we recognized restructuring charges of $6 million and $18 million, respectively. We incurred these charges primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Applied Water and Water Infrastructure segments, as well as Corporate headcount reductions.
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
The following table presents the components of restructuring expense.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
By component:
Severance and other charges	$6	$1	$18	$6
Lease related charges	1	—	1	—
Reversal of restructuring accruals	(1)	—	(1)	(1)
Total restructuring charges	$6	$1	$18	$5

By segment:
Water Infrastructure	$5	$1	$12	$5
Applied Water	1	—	4	—
Corporate and other	—	—	2	—

The following table displays a rollforward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within accrued and other current liabilities, for the nine months ended September 30, 2016 and 2015.

(in millions)	2016	2015
Restructuring accruals - January 1	$3	$12
Restructuring charges	18	5
Cash payments	(11)	(11)
Foreign currency and other	(1)	(1)
Restructuring accruals - September 30	$9	$5

By segment:
Water Infrastructure	$4	$2
Applied Water	—	—
Regional selling locations (a)	3	3
Corporate and other	2	—

(a)
Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following is a rollforward for the nine months ended September 30, 2016 and 2015 of employee position eliminations associated with restructuring activities.

	2016	2015
Planned reductions - January 1	82	133
Additional planned reductions	364	87
Actual reductions	(296)	(120)
Planned reductions - September 30	150	100

Total expected costs associated with actions that commenced during 2016 are approximately $20 million for Water Infrastructure, including $11 million incurred during the nine months ended September 30, 2016. These costs primarily consist of severance charges. We currently expect activity related to these actions to continue through the end of 2017. Total expected costs associated with actions that commenced during 2016 are approximately $6 million for Applied Water, including $4 million incurred during the nine months ended September 30, 2016. These costs primarily consist of severance charges. We currently expect activity related to these actions to continue through the end of 2017. Total expected costs associated with actions that commenced during 2016 are approximately $2 million for Corporate, which we incurred during the nine months ended September 30, 2016. These costs primarily consist of severance charges.
Total expected costs associated with actions that commenced during 2015 are approximately $5 million for Water Infrastructure. Approximately $4 million of the expected cost was incurred in 2015 and $1 million was incurred during the nine months ended September 30, 2016. These costs primarily consist of severance charges and substantially all of the costs associated with these actions have been incurred. Total expected costs associated with actions that commenced during 2015 are approximately $1 million for Applied Water. These costs primarily consist of severance charges and substantially all of the costs associated with these actions were incurred in 2015.
Note 5. Income Taxes
Our quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items within periods presented. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items.

The income tax provision for the three months ended September 30, 2016 was $22 million resulting in an effective tax rate of 22.9%, compared to $19 million resulting in an effective tax rate of 17.4% for the same period in 2015. The income tax provision for the nine months ended September 30, 2016 was $40 million resulting in an effective tax rate of 16%, compared to $49 million resulting in an effective tax rate of 17.6% for the same period in 2015. The effective tax rate was lower than the United States federal statutory rate primarily due to geographic mix of earnings in both periods as well as the release of an unrecognized tax benefit in 2016 as a result of the effective settlement of a tax examination offset in part by the establishment of a valuation allowance in 2016.
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
The amount of unrecognized tax benefits at September 30, 2016 was $27 million, which is a reduction of $20 million from the balance as of December 31, 2015, resulting primarily from the effective settlement of a tax examination in 2016. The unrecognized tax benefits, if ultimately recognized will reduce our effective tax rate. We do not believe that the unrecognized tax benefits will significantly change within the next twelve months.
We classify interest expense relating to unrecognized tax benefits as a component of other non-operating expense, net, and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of September 30, 2016, we had $2 million of interest accrued for unrecognized tax benefits.
Note 6. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (in millions)	$73	$88	$210	$226
Shares (in thousands):
Weighted average common shares outstanding	179,272	180,815	178,951	181,428
Add: Participating securities (a)	36	30	37	43
Weighted average common shares outstanding — Basic	179,308	180,845	178,988	181,471
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	593	424	462	489
Dilutive effect of restricted stock units and performance share units	409	363	388	376
Weighted average common shares outstanding — Diluted	180,310	181,632	179,838	182,336
Basic earnings per share	$0.41	$0.48	$1.17	$1.25
Diluted earnings per share	$0.41	$0.48	$1.17	$1.24

(a)
Restricted stock unit awards containing rights to non-forfeitable dividends that participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

(b)
Incremental shares from stock options, restricted stock units and performance share units are computed by the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock units and performance share units, reduced by the repurchase of shares with the proceeds from the assumed exercises and unrecognized compensation expense for outstanding awards. Performance share units will be included in the treasury stock calculation of diluted earnings per share upon achievement of underlying performance or market conditions at the end of the reporting period. See Note 14, "Share-Based Compensation Plans" to the condensed consolidated financial statements for further detail on the performance share units.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Stock options	1,701	2,703	2,008	2,712
Restricted stock units	529	747	570	754
Performance share units	414	191	360	187

Note 7. Inventories
The components of total inventories are summarized as follows:

(in millions)	September 30, 2016	December 31, 2015
Finished goods	$220	$188
Work in process	46	32
Raw materials	222	213
Total inventories	$488	$433

The amounts in the above table of inventory composition as of December 31, 2015 have been revised to appropriately classify as Raw Materials $25 million previously included in Finished Goods.
Note 8. Property, Plant and Equipment
The components of total property, plant and equipment, net are as follows:

(in millions)	September 30, 2016	December 31, 2015
Land, buildings and improvements	$247	$240
Machinery and equipment	649	650
Equipment held for lease or rental	225	205
Furniture and fixtures	81	79
Construction work in progress	61	46
Other	19	19
Total property, plant and equipment, gross	1,282	1,239
Less accumulated depreciation	842	800
Total property, plant and equipment, net	$440	$439

Depreciation expense of $20 million and $61 million was recognized in the three and nine months ended September 30, 2016, respectively, and $22 million and $69 million for the three and nine months ended September 30, 2015.

Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2016 are as follows:

(in millions)	Water Infrastructure	Applied Water	Total
Balance as of January 1, 2016	$1,066	$518	$1,584
Activity in 2016
Acquired (a)	39	—	39
Foreign currency and other	(2)		(2)
Balance as of September 30, 2016	$1,103	$518	$1,621

(a)	On February 1, 2016, we acquired Tideland and recorded $39 million of goodwill. Refer to Note 3, "Acquisitions and Divestitures" for additional information.
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	September 30, 2016			December 31, 2015
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$342	$(159)	$183	$320	$(140)	$180
Proprietary technology and patents	119	(60)	59	116	(54)	62
Trademarks	43	(22)	21	35	(19)	16
Software	168	(119)	49	155	(110)	45
Other	7	(7)	—	8	(8)	—
Indefinite-lived intangibles	132	—	132	132	—	132
	$811	$(367)	$444	$766	$(331)	$435

Amortization expense related to finite-lived intangible assets was $12 million and $36 million for the three and nine months ended September 30, 2016, respectively, and $11 million and $33 million for the three and nine months ended September 30, 2015, respectively.
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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty and Australian Dollar. We held forward foreign exchange contracts with purchase notional amounts totaling $21 million and $94 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, our most significant foreign currency derivatives include contracts to purchase Swedish Krona and sell Euro, sell Canadian Dollar and purchase US Dollar, sell Canadian Dollar and purchase Euro, and purchase Polish Zloty and sell Euro. The purchased notional amounts associated with these currency derivatives are $14 million, $2 million, $2 million, and $2 million, respectively. As of December 31, 2015, our most significant foreign currency derivatives included contracts to purchase Swedish Krona and sell Euro, sell U.S. Dollar and purchase Euro, and to sell British Pound and purchase Euro. The purchased notional amounts associated with these currency derivatives are $51 million, $24 million and $12 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross Currency Swaps
Beginning in 2015, we entered into cross currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. The total notional amount of derivative instruments designated as net investment hedges was $419 million and $411 million as of September 30, 2016 and December 31, 2015, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $555 million, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.
Forward Contracts
On September 23, 2016, we entered into forward contacts to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. The total notional amount of derivative instruments designated as net investment hedges was $336 million as of September 30, 2016.
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) recognized in OCI (a)	$—	$—	$—	$(5)
Amount of (gain) loss reclassified from OCI into revenue (a)	(1)	5	(1)	16
Amount of (gain) loss reclassified from OCI into cost of revenue (a)	—	—	(1)	1

Net Investment Hedges
Cross Currency Swaps
Amount of (loss) recognized in OCI (a)	$(7)	$—	$(7)	$—
Foreign Currency Denominated Debt
Amount of (loss) recognized in OCI (a)	$(5)	$—	$(10)	$—

(a)	Effective portion
As of September 30, 2016, $1 million of net unrealized losses on cash flow hedges are expected to be reclassified into earnings in the next 12 months. The ineffective portion of a cash flow hedge is recognized immediately in selling, general and administrative expenses in the Condensed Consolidated Income Statements and was not material for the three and nine months ended September 30, 2016 and 2015.

As of September 30, 2016, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration. The net investment hedges did not experience any ineffectiveness for the three and nine months ended September 30, 2016.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our foreign exchange contracts currently included in our hedging program designated as hedging instruments were as follows:

(in millions)	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Other current assets	$—	$2
Liabilities
Cash Flow Hedges
Other current liabilities	$(1)	$—
Net Investment Hedges
Other non-current liabilities	$(30)	$(18)

The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $608 million as of September 30, 2016.
Note 11. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

(in millions)	September 30, 2016	December 31, 2015
Compensation and other employee benefits	$163	$156
Customer-related liabilities	70	64
Accrued warranty costs	35	33
Accrued taxes	67	64
Other accrued liabilities	103	90
Total accrued and other current liabilities	$438	$407

Note 12. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	September 30, 2016	December 31, 2015
3.550% Senior Notes due 2016	$—	$600
4.875% Senior Notes due 2021 (a)	600	600
2.250% Senior Notes due 2023 (a)	560	—
Commercial paper	20	—
Research and development facility agreement	42	76
Other	—	2
Debt issuance costs and unamortized discount (b)	(12)	(4)
Total debt	1,210	1,274
Less: short-term borrowings and current maturities of long-term debt	62	78
Total long-term debt	$1,148	$1,196

(a)
The fair value of our Senior Notes (as defined below) was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2021 was $654 million and $640 million as of September 30, 2016 and December 31, 2015, respectively. The fair value of our Senior Notes due 2023 was $608 million as of September 30, 2016.

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
The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and leaseback transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. We may redeem all or a portion of the Senior Notes due 2023 at our option at any time on or after December 11, 2022 (three months prior to their maturity), at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the redemption date.  We may also redeem all, but not part, of the Senior Notes due 2023 in the event of specified tax events as described in the applicable Senior Notes indenture. If a change of control triggering event (as defined in the applicable Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase. As of September 30, 2016, we were in compliance with all covenants for the Senior Notes.
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
Bridge Facility
On August 15, 2016, we entered into a $1.3 billion senior unsecured bridge facility (the “Bridge Facility”). The Bridge Facility was put in place to finance the Sensus acquisition and to pay the related fees and expenses to the extent we were unable to finance the Sensus acquisition through available cash on hand, a new term loan and the issuance of the Notes (refer to Note 15 for further information on the issuance of the Notes). The Bridge Facility was terminated on October 31, 2016 in connection with the Sensus acquisition.
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
In accordance with the terms of an amendment to the Credit Facility dated August 30, 2016, we may not exceed a maximum leverage ratio of 4.00 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) for a period of 12-months following the Sensus acquisition and a maximum leverage ratio of 3.50 to 1.00 through the rest of the term. The Credit Facility also contains limitations on, among other things, incurring secured debt, granting liens, entering into sale and leaseback transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of September 30, 2016, we were in compliance with all covenants.
As of September 30, 2016, the Credit Facility was undrawn.
Commercial Paper
Our commercial paper program generally serves as a means of short-term funding and has a combined outstanding limit of $600 million inclusive of the Five-Year Revolving Credit Facility. As of September 30, 2016, $20 million of the Company’s $600 million commercial paper program was outstanding at a weighted average interest rate of 0.75%. We will periodically borrow under this program and may borrow under it in future periods.
Research and Development Facility Agreement
On December 3, 2015, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank (the "EIB") to amend the maturity date. The facility provides an aggregate principal amount of up to €120 million (approximately $135 million) to finance research projects and infrastructure development in the European Union. The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the R&D Facility Agreement.  The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the EIB. The funds are available during the period from 2013 through 2016 at the Company's facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.
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

In accordance with the terms of the R&D Facility Agreement, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions, such as customary representations and warranties, additional covenants and customary events of default. As of September 30, 2016, we were in compliance with all covenants.
As of September 30, 2016 and December 31, 2015, $42 million and $76 million was outstanding, respectively, under the R&D Facility Agreement. Although the borrowing term for this arrangement is up to five years, we have classified it as short-term debt on our Condensed Consolidated Balance Sheets since we intend to repay this obligation in less than a year.
Note 13. Postretirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Domestic defined benefit pension plans:
Service cost	$1	$1	$2	$2
Interest cost	1	1	3	3
Expected return on plan assets	(2)	(2)	(4)	(4)
Amortization of net actuarial loss	1	1	2	2
Net periodic benefit cost	$1	$1	$3	$3
International defined benefit pension plans:
Service cost	$3	$3	$8	$9
Interest cost	6	6	18	18
Expected return on plan assets	(8)	(8)	(25)	(25)
Amortization of net actuarial loss	2	3	6	10
Net periodic benefit cost	$3	$4	$7	$12
Total net periodic benefit cost	$4	$5	$10	$15

The total net periodic benefit cost for other postretirement employee benefit plans was less than $1 million and $2 million including amounts recognized in other comprehensive income ("OCI") of less than $1 million for both the three and nine months ended September 30, 2016, respectively. The total net periodic benefit cost for other postretirement employee benefit plans was $1 million and $3 million including amounts recognized in OCI of less than $1 million for both the three and nine months ended September 30, 2015, respectively.
We contributed $22 million and $21 million to our defined benefit plans during the nine months ended September 30, 2016 and 2015, respectively. Additional contributions ranging between approximately $6 million and $10 million are expected during the remainder of 2016.
Note 14. Share-Based Compensation Plans
Share-based compensation expense was $5 million and $15 million during the three and nine months ended September 30, 2016, respectively, and $3 million and $11 million during the three and nine months ended September 30, 2015, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $6 million, $19 million and $10 million, respectively, at September 30, 2016 and is expected to be recognized over a weighted average period of 1.9, 1.8 and 2.2 years, respectively. The amount of cash received from the exercise of stock options was $22 million and $14 million for the nine months ended September 30, 2016 and 2015, respectively.

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2016.

	Shares (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	2,561	$31.16	6.8
Granted	463	37.90
Exercised	(797)	27.91
Forfeited and expired	(44)	35.55
Outstanding at September 30, 2016	2,183	$33.68	7.2	$41
Options exercisable at September 30, 2016	1,222	$29.40	5.9	$26
Vested and expected to vest as of September 30, 2016	2,098	$33.53	7.1	$40

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the nine months ended September 30, 2016 was $12 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2016 grants.

Volatility	28.87%
Risk-free interest rate	1.41%
Dividend yield	1.63%
Expected term (in years)	5.6
Weighted-average fair value / share	$9.05

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
Restricted Stock Unit Grants
The following is a summary of restricted stock units activity for the nine months ended September 30, 2016. The fair value of the restricted stock units is equal to the closing share price on the date of the grant.

	Shares (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2016	1,013	$34.52
Granted	300	38.99
Vested	(291)	29.61
Forfeited	(75)	36.75
Outstanding at September 30, 2016	947	$37.27

ROIC Performance Share Unit Grants
The following is a summary of Return on Invested Capital ("ROIC") performance share unit grants for the nine months ended September 30, 2016. The fair value of the ROIC performance share units is equal to the closing share price on the date of the grant.

	Shares (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2016	160	$35.48
Granted	111	37.87
Vested	—	—
Forfeited	(20)	28.31
Outstanding at September 30, 2016	251	$37.09

TSR Performance Share Units Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the nine months ended September 30, 2016.

	Shares (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2016	—	$—
Granted	111	46.13
Vested	—	—
Forfeited	(2)	45.34
Outstanding at September 30, 2016	109	$46.14

The fair value of TSR performance share units was calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The following are weighted-average assumptions for 2016 grants.

Volatility	31.7%
Risk-free interest rate	0.88%
Dividend yield	1.64%

Note 15. Capital Stock
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three and nine months ended September 30, 2016. There are up to $420 million in shares that may still be purchased under this plan as of September 30, 2016.
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

On August 18, 2012, our Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares repurchased under this program during the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2015 we repurchased 0.8 million shares for $25 million in both periods. There are up to 0.3 million shares (approximately $13 million in value) that may still be purchased under this plan as of September 30, 2016.
Aside from the aforementioned repurchase programs, we repurchased less than 0.1 million and 0.1 million shares for less than $1 million and $3 million for the three and nine months ended September 30, 2016 and 2015, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units.

Note 16. Accumulated Other Comprehensive Income (Loss)
The following table provides the components of accumulated other comprehensive income (loss) for the three months ended September 30, 2016:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at July 1, 2016	$(69)	$(183)	$—	$(252)
Foreign currency translation adjustment	(8)	—	—	(8)
Tax on foreign currency translation adjustment	4	—	—	4
Amortization of net actuarial loss on postretirement benefit plans into:
Selling, general and administrative expenses	—	2	—	2
Other non-operating expense, net	—	1	—	1
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Reclassification of unrealized gain on derivative hedge agreements into revenue	—	—	(1)	(1)
Balance at September 30, 2016	$(73)	$(181)	$(1)	$(255)
The following table provides the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2016:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2016	$(43)	$(185)	$(10)	$(238)
Foreign currency translation adjustment	(25)	—	—	(25)
Tax on foreign currency translation adjustment	6	—	—	6
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	2	—	2
Selling, general and administrative expenses	—	5	—	5
Other non-operating expense, net	—	1	—	1
Income tax impact on amortization of postretirement benefit plan items	—	(4)	—	(4)
Reclassification of unrealized gain on derivative hedge agreements into cost of revenue	—	—	(1)	(1)
Reclassification of unrealized gain on derivative hedge agreements into revenue	—	—	(1)	(1)
Reclassification of unrealized loss on net investment hedge	(11)	—	11	—
Balance at September 30, 2016	$(73)	$(181)	$(1)	$(255)

Note 17. Commitments and Contingencies
Legal Proceedings
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses, including acquisitions and divestitures, intellectual property matters, product liability and personal injury claims, employment and pension matters, government and commercial contract disputes.
On or about February 17, 2009, following a statement submitted to the Spanish Competition Authority (Comision Nacional de la Competencia, "CNC") by Grupo Industrial Ercole Marelli, S.A. regarding an anti-competitive agreement in which it said it had been participating, the CNC conducted an investigation at ITT Water &

Wastewater España S.A. (now named Xylem Water Solutions España S.A.), at the Spanish Association of Fluid Pump Manufacturers (the "Association"), and at the offices of other members of the Association. On September 16, 2009, the Directorate of Investigation of the CNC commenced formal proceedings for alleged restrictive practices allegedly prohibited under applicable law. Following the conclusion of the formal proceedings, the CNC Council imposed fines on the Association and nineteen Spanish manufacturers and distributors of fluid pumps, including a fine of Euro 2.4 million applied to ITT Water & Wastewater España S.A. and ITT Corporation (now ITT LLC). The Company's appeals of the decision were rejected and the fine was paid in March 2016. This matter is now closed.
From time to time claims may be asserted against Xylem alleging injury caused by any of our products resulting from asbestos exposure. We believe there are numerous legal defenses available for such claims and would defend ourselves vigorously. Pursuant to the Distribution Agreement among ITT Corporation (now ITT LLC), Exelis and Xylem, ITT Corporation (now ITT LLC) has an obligation to indemnify, defend and hold Xylem harmless for asbestos product liability matters, including settlements, judgments, and legal defense costs associated with all pending and future claims that may arise from past sales of ITT’s legacy products. We believe ITT Corporation (now ITT LLC) remains a substantial entity with sufficient financial resources to honor its obligations to us.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition.
Indemnifications
As part of our 2011 spin-off from our former parent, ITT Corporation (now ITT LLC), Exelis Inc. and Xylem will indemnify, defend and hold harmless each of the other parties with respect to such parties’ assumed or retained liabilities under the Distribution Agreement and breaches of the Distribution Agreement or related spin agreements. The former parent’s indemnification obligations include asserted and unasserted asbestos and silica liability claims that relate to the presence or alleged presence of asbestos or silica in products manufactured, repaired or sold prior to October 31, 2011, the Distribution Date, subject to limited exceptions with respect to certain employee claims, or in the structure or material of any building or facility, subject to exceptions with respect to employee claims relating to Xylem buildings or facilities. The indemnification associated with pending and future asbestos claims does not expire. Xylem has not recorded a liability for material matters for which we expect to be indemnified by the former parent or Exelis Inc. through the Distribution Agreement and we are not aware of any claims or other circumstances that would give rise to material payments from us under such indemnifications. On May 29, 2015, Harris Inc. acquired Exelis.  As the parent of Exelis, Harris Inc. is responsible for Exelis’s indemnification obligations under the Distribution Agreement.
Guarantees
We obtain certain stand-by letters of credit, bank guarantees and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of September 30, 2016 and December 31, 2015, the amount of stand-by letters of credit, bank guarantees and surety bonds was $177 million and $161 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million as of both September 30, 2016 and December 31, 2015 for environmental matters.
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

(in millions)	2016	2015
Warranty accrual – January 1	$33	$31
Net charges for product warranties in the period	20	21
Settlement of warranty claims	(21)	(21)
Foreign currency and other	3	—
Warranty accrual - September 30	$35	$31

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2015 Annual Report). The following tables contain financial information for each reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Revenue:
Water Infrastructure	$554	$551	$1,634	$1,602
Applied Water	343	351	1,042	1,057
Total	$897	$902	$2,676	$2,659
Operating Income:
Water Infrastructure	$79	$83	$203	$195
Applied Water	50	46	140	143
Corporate and other	(20)	(9)	(46)	(31)
Total	$109	$120	$297	$307
Depreciation and Amortization:
Water Infrastructure	$22	$22	$65	$70
Applied Water	6	7	18	19
Regional selling locations (a)	2	3	8	8
Corporate and other	2	1	6	5
Total	$32	$33	$97	$102
Capital Expenditures:
Water Infrastructure	$19	$12	$53	$49
Applied Water	4	5	15	15
Regional selling locations (b)	4	3	19	9
Corporate and other	1	1	3	5
Total	$28	$21	$90	$78

(a)
Depreciation and amortization expense incurred by the Regional selling locations was included in an overall allocation of Regional selling location costs to the segments; however, a certain portion of that expense was not specifically identified to a segment. That expense is captured in this Regional selling location line.

(b)	Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.
The following table contains the total assets for each reportable segment:

(in millions)	September 30, 2016	December 31, 2015
Water Infrastructure	$2,107	$2,024
Applied Water	1,042	1,054
Regional selling location (a)	1,021	905
Corporate and other (b)	608	674
Total	$4,778	$4,657

(a)	The Regional selling locations have assets that consist primarily of cash, accounts receivable and inventory which are not allocated to the segments.

(b)
Corporate and other consists of items pertaining to our corporate headquarters function, which principally consist of cash, deferred tax assets, pension assets and certain property, plant and equipment.

Note 19. Subsequent Events
Senior Notes
On October 11, 2016, we issued 3.250% Senior Notes of $500 million aggregate principal amount due October 2026 (the “Senior Notes due 2026”) and 4.375% Senior Notes of $400 million aggregate principal amount due October 2046 (the “Senior Notes due 2046” and, together with the Senior Notes due 2026, the “Notes”). Interest on the Notes is payable semiannually on May 1 and November 1 of each year beginning on May 1, 2017.
We used the net proceeds of the Notes, together with cash on hand, proceeds from issuances under our existing commercial paper program and borrowings under the Term Loan (as described below), to partially fund the acquisition of the direct and indirect subsidiaries of Sensus (other than Sensus Industries Limited) (refer to Note 3 for further information on the Sensus acquisition).
Term Loan
On October 24, 2016, the Company’s subsidiary, Xylem Europe GmbH (the “borrower”) entered into a 12-month €150 million (approximately $164 million as of October 28, 2016) term loan facility (the “Term Facility”) the terms of which are set forth in a term loan agreement, among the borrower, the Company, as parent guarantor and ING Bank.  The Company has entered into a parent guarantee in favor of ING Bank also dated October 24, 2016 to secure all present and future obligations of the borrower under the Term Loan Agreement.  The Term Facility was used to partially fund the Sensus Acquisition.  The Term Facility will mature on October 27, 2017.  The Term Facility bears interest at EURIBOR plus 0.35%. The Agreement contains certain representations and warranties, certain affirmative covenants, certain negative covenants, a financial covenant, certain conditions and events of default that are customarily required for similar financings.
Finance Contract with the European Investment Bank
On October 28, 2016, the Company entered into a Finance Contract (the “Finance Contract”) with the European Investment Bank (the “EIB”).  The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the Finance Contract and Xylem Inc. is the Guarantor.  The Finance Contract provides for up to €105 million (approximately $115 million as of October 28, 2016) to finance research, development and innovation projects in the field of sustainable water and wastewater solutions during the period from 2017 through 2019 in Sweden, Germany, Italy, UK, Hungary and Austria. The Company has unconditionally guaranteed the performance of the borrowers under the Finance Contract.
Under the Finance Contract, the borrowers are able to draw loans on or before April 28, 2018, with a maturity of no longer than 11 years. The Finance Contract contains the same leverage ratio as the Credit Facility. The Finance Contract also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions. In addition, the Finance Contract contains other terms and conditions, such as customary representations and warranties, additional covenants and customary events of default.
The Finance Contract provides for Fixed Rate loans and Floating Rate loans. The interest rate per annum applicable to Fixed Rate loans is at a fixed percentage rate per annum specified by the EIB which includes the applicable margin. The interest rate per annum applicable to Floating Rate loans is at the rate determined by reference to EURIBOR for loans drawn in Euros and LIBOR for loans drawn in Pounds Sterling or U.S. Dollars, plus an applicable spread specified by the EIB which includes the applicable margin. The applicable margin is 59 basis points (0.59%). We have not drawn any funds under the Finance Contract.
Acquisitions
On October 18, 2016, we acquired Visenti Pte. Ltd. (“Visenti”), a smart water analytics company focused on leak detection and pressure monitoring solutions to help water utilities manage their water networks for $8 million with additional contingent consideration of up to $4 million. Visenti, a privately-owned company headquartered in Singapore, has approximately 25 employees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, included elsewhere in this report on Form 10-Q (this "Report"). Except as otherwise indicated or unless the context otherwise requires, "Xylem," "we," "us," "our" and the "Company" refer to Xylem Inc. and its subsidiaries. References in the condensed consolidated financial statements to "ITT" or the "former parent" refer to ITT Corporation (now ITT LLC) and its consolidated subsidiaries (other than Xylem Inc.) as of the applicable periods.
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
Factors that could cause results to differ materially from those anticipated include: overall economic and business conditions, political and other risks associated with our international operations, including military actions, economic sanctions or trade embargoes that could affect customer markets, and non-compliance with laws, including foreign corrupt practice laws, export and import laws and competition laws; potential for unexpected cancellations or delays of customer orders in our reported backlog; our exposure to fluctuations in foreign currency exchange rates;  competition and pricing pressures in the markets we serve; the strength of housing and related markets; weather conditions; ability to retain and attract key members of management; our relationship with and the performance of our channel partners; our ability to successfully identify, complete and integrate acquisitions, including the integration of Sensus; our ability to borrow or to refinance our existing indebtedness and availability of liquidity sufficient to meet our needs; changes in the value of goodwill or intangible assets; risks relating to product defects, product liability and recalls; governmental investigations; security breaches or other disruptions of our information technology systems; litigation and contingent liabilities; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Annual Report") and with subsequent filings we make with the Securities and Exchange Commission ("SEC").
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
Executive Summary
Xylem reported revenue for the third quarter of 2016 of $897 million, a decrease of 0.6% compared to $902 million during the third quarter of 2015. Revenue increased 1.0% on a constant currency basis primarily due to organic growth in the public utility market as well as modest commercial and residential market growth and contributions of 0.9% from the recent acquisitions within our Water Infrastructure segment, offset by declines in the industrial market. Operating income for the third quarter of 2016 was $109 million, reflecting a decrease of 9.2% compared to $120 million in the third quarter of 2015. Operating margin was 12.2% for 2016 versus 13.3% for 2015, a decrease of 110 basis points. This decline in operating income included increased restructuring and realignment charges and special charges, which increased $8 million and $10 million, respectively, in the third quarter as compared to the prior year.
Adjusted operating income was $131 million with an operating margin of 14.6% in 2016 as compared to operating income of $124 million with an operating margin of 13.7%. The increase in adjusted operating margin was due to increased cost reductions which were partially offset by cost inflation, strategic investments and unfavorable sales mix.
Additional financial highlights for the quarter ended September 30, 2016 include the following:

•	Orders of $946 million, up 0.7% from $939 million in the prior year, up 1.3% on an organic basis

•	Earnings per share of $0.41, down 14.6% from the prior year ($0.54 on an adjusted basis, up 10.2%)

•
Cash flow from operating activities of $274 million for the nine months ended September 30, 2016, up 5.4% from prior year, and free cash flow of $184 million as compared to $182 million in the prior year, up 1.1%

Key Performance Indicators and Non-GAAP Measures
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share data)	2016	2015	2016	2015
Net income	$73	$88	$210	$226
Restructuring and realignment, net of tax benefit of $4 and $9 for 2016 $1 and $4 for 2015	8	3	23	12
Special charges, net of tax benefit of $2 and $7 for 2016 and $0 for 2015	12	2	20	5
Tax-related special items	4	(3)	(7)	(6)
Gain from sale of businesses, net of $0 tax	—	—	—	(9)
Adjusted net income	$97	$90	$246	$228
Weighted average number of shares - Diluted	180.3	181.6	179.8	182.3
Adjusted earnings per share	$0.54	$0.49	$1.37	$1.25

•	"operating expenses excluding restructuring and realignment costs and special charges" defined as operating expenses, adjusted to exclude restructuring and realignment costs, and special charges.

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

•
“special charges” defined as costs incurred by the Company, such as interest expense related to the early extinguishment of debt during Q2 2016, initial acquisition related costs (including financing costs related to the bridge loan entered into in Q3 2016 for the Sensus acquisition), costs incurred for the contractual indemnification of tax obligations to ITT and other special non-operating items.

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

	Nine Months Ended
	September 30,
(In millions)	2016	2015
Net cash provided by operating activities	$274	$260
Capital expenditures	(90)	(78)
Free cash flow	$184	$182
2016 Outlook
We continue to anticipate organic revenue growth in the low single digits in 2016. The following is a summary of our outlook by market.

•
Industrial market performance decreased 5% through the third quarter due to continued decreases in the oil and gas market as well as weakness in the mining market driven by dewatering declines. We expect these trends to continue in the fourth quarter resulting in a decline of mid-single-digit performance for the year. This projection assumes flat to down low-single-digits in light industrial applications, and mid-single-digit declines in oil and gas, and mining applications.

•
Through September, public utilities increased 12%.  We expect growth in the high-single to low-double-digits for 2016 due in part to tougher comparisons in the fourth quarter of the year. We anticipate continued strength in the United States and western Europe.

•
In the commercial markets, growth was 3% through the third quarter driven by growth in Europe which was partially offset by weakness in China. In the fourth quarter we expect this trend to continue and expect growth in the low-single-digit range for the year.

•
Residential markets declined 2% through September driven by Asia Pacific and the Middle East. While we do anticipate modest growth in the fourth quarter, we expect full year performance will be down in the low-single-digits.

•
Our agriculture markets, which is our smallest end market, declined 3% through September. We expect 2016 to be down in the mid-single-digits as we will likely continue to see unfavorable market conditions.

We will continue to execute restructuring and realignment actions to reposition our European and North American businesses in an effort to optimize our cost structure and improve our operational efficiency and effectiveness. During 2016, we expect to incur approximately $45 million in restructuring and realignment costs. We expect to realize approximately $1 million of incremental net savings in 2016 from actions initiated in 2015, and an additional $10 million of net savings from our 2016 actions.
Additional strategic actions we are taking include initiatives to drive above-market growth, advance continuous improvement activities to increase productivity, focus on improving cash performance and drive a disciplined capital deployment strategy.

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2016	2015	Change		2016	2015	Change
Revenue	$897	$902	(0.6)%		$2,676	$2,659	0.6%
Gross profit	357	351	1.7%		1,055	1,014	4.0%
Gross margin	39.8%	38.9%	90	bp	39.4%	38.1%	130	bp
Operating expenses excluding restructuring and realignment costs and special charges	226	227	(0.4)%		711	690	3.0%
Expense to revenue ratio	25.2%	25.2%	—	bp	26.6%	25.9%	70	bp
Restructuring and realignment costs	12	4	200.0%		32	16	100.0%
Special charges	10	—	NM		15	1	NM
Total operating expenses	248	231	7.4%		758	707	7.2%
Operating income	109	120	(9.2)%		297	307	(3.3)%
Operating margin	12.2%	13.3%	(110)	bp	11.1%	11.5%	(40)	bp
Interest and other non-operating expense, net	14	13	7.7%		47	41	14.6%
Gain on sale of businesses	—	—	NM		—	9	NM
Income tax expense	22	19	15.8%		40	49	(18.4)%
Tax rate	22.9%	17.4%	550	bp	16.0%	17.6%	(160)	bp
Net income	$73	$88	(17.0)%		$210	$226	(7.1)%
NM - Not meaningful percentage change
Revenue
Revenue generated during the three and nine months ended September 30, 2016 was $897 million, reflecting a decrease of 0.6%, and $2,676 million, reflecting an increase of 0.6%, respectively, compared to the same prior year periods. On a constant currency basis, revenue grew 1.0% and 2.7% for the three and nine months ended September 30, 2016. These increases reflect additional revenue from our recent acquisitions, as well as strong organic growth within western Europe, particularly in the United Kingdom, and organic growth in the United States for both periods. The Asia Pacific region also contributed to the organic growth in both periods, particularly in India and Hong Kong. The organic growth in the quarter was offset largely by declines in the Middle East and Latin America.
The following table illustrates the impact from organic growth, recent acquisitions, and foreign currency translation in relation to revenue during the three and nine months ended September 30, 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	Change	% Change	Change	% Change
2015 Revenue	$902		$2,659
Organic growth	1	0.1%	46	1.7%
Acquisitions	8	0.9%	25	1.0%
Constant currency	9	1.0%	71	2.7%
Foreign currency translation (a)	(14)	(1.6)%	(54)	(2.1)%
Total change in revenue	(5)	(0.6)%	17	0.6%
2016 Revenue	$897		$2,676

(a)
Foreign currency translation impact primarily due to fluctuations in the value of the British Pound, Argentine Peso, Chinese Yuan, South African Rand, Canadian Dollar and Norwegian Krone against the U.S. Dollar.

The following table summarizes revenue by segment:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2016	2015	Change	Constant Currency Change	2016	2015	Change	Constant Currency Change
Water Infrastructure	$554	$551	0.5%	2.2%	$1,634	$1,602	2.0%	4.6%
Applied Water	343	351	(2.3)%	(0.9)%	1,042	1,057	(1.4)%	(0.2)%
Total	$897	$902	(0.6)%	1.0%	$2,676	$2,659	0.6%	2.7%
Water Infrastructure
Water Infrastructure revenue increased $3 million, or 0.5% for the third quarter of 2016 (2.2% increase at constant currency) and increased $32 million, or 2.0%, for the nine months ended September 30, 2016 (4.6% increase at constant currency) compared to the respective 2015 periods. Revenue was negatively impacted by $9 million and $41 million due to foreign currency translation for the three and nine months ended September 30, 2016. The change at constant currency was driven by organic growth of $4 million, or 0.7% in the third quarter and $48 million or 3.0% for the nine months ended September 30, 2016 due to continued strength in the public utility end market, reflecting a strong recovery in the United States, AMP 6 cycle growth in the United Kingdom and project activity from infrastructure investments in India. This growth was partially offset by industrial market declines, primarily due to continued decreases in dewatering applications in the oil and gas and mining markets. Additionally, revenue increased by $8 million and $25 million for the three and nine months ended September 30, 2016 due to our recent acquisitions.
From an application perspective for the third quarter of 2016, organic revenue grew in transport and treatment applications while test applications declined. Organic revenue performance from transport applications was driven by public utility strength in the United States due to improved backlog execution, AMP 6 cycle growth in the United Kingdom and increased infrastructure projects in India. These gains were partially offset by declines in industrial dewatering applications from weakness in the oil and gas and mining markets and weak demand in the Middle East in public utility, due to lower oil revenue and the lapping of a large project in 2015. Revenue from treatment applications was also driven by public utility strength, primarily in the United States, mainly due to strong backlog execution and project deliveries. These increases were partially offset by non-repeat prior year industrial projects. Revenue from test applications declined mainly due to a decline in Latin America as we lapped a large prior year project and in the United States, primarily due to decreased government spending as well as weak oil and gas markets.
For the nine months ended September 30, 2016, organic revenue grew in transport and treatment applications while test applications declined. Organic revenue performance from transport applications was driven by public utility strength in the United States due to improved backlog execution, increased infrastructure projects, market strength and share gains in the water and wastewater pump market and in India from a large water circulation project as well as public utility strength in western Europe, primarily driven by the growth attributable to the AMP 6 cycle in the United Kingdom. These gains were partially offset by declines in industrial dewatering applications from weakness in the oil and gas and mining markets. Revenue from treatment applications was also driven by public utility strength, primarily due to strong backlog execution in the United States, large project deliveries in the emerging markets and public utility strength in western Europe, primarily in Germany and the United Kingdom. Revenue from test applications declined mainly due to weakness in the United States primarily as a result of lower government agency spending and in Latin America due to lapping a large prior year project.

Applied Water
Applied Water revenue declined $8 million, or 2.3%, during the third quarter of 2016 (0.9% decline at constant currency) and declined $15 million, or 1.4%, for the nine months ended September 30, 2016 (0.2% decline at constant currency) compared to the respective 2015 periods. Revenue was negatively impacted by $5 million and $13 million for the three and nine months ended September 30, 2016, respectively, due to foreign currency translation. The decline in the third quarter at constant currency was driven by a decline in the industrial end market partially offset by growth in the commercial and residential end markets. For the nine months ended September 30, 2016 declines at constant currency in the residential and industrial end markets were partially offset by growth in the commercial end markets.
From an application perspective for the third quarter of 2016, declines in the industrial water application were due to continued weakness in the oil and gas and food and beverage sectors in the United States which was partially offset by strength in general industrial applications in Europe and Latin America. Commercial building services revenue grew primarily due to continued strength in western Europe, partially offset by slow downs in the United States. Revenue from residential building services mainly increased in western Europe and the United States due to increased promotional activity, groundwater business recovery and favorable weather conditions. Revenue from agricultural applications was flat for the quarter.
For the nine months ended September 30, 2016, organic revenue grew in the building services applications. Building services growth was driven by strong commercial building services revenue due to market share gains from new products in western Europe, partially offset by declines within the residential building services primarily in Asia Pacific and the Middle East due to market softness and project delays. Growth from building services was more than offset by declines in the industrial water and agricultural applications. The industrial water decline was mainly due to the continued weakness in the oil and gas sector in the United States in addition to softness in Asia Pacific. These declines were partially offset by strength in western Europe due to several large projects combined with strength in general industrial applications. Agricultural applications declined in the United States primarily due to market weakness and unfavorable weather conditions.
Orders / Backlog
Orders received during the third quarter of 2016 were $946 million, an increase of $7 million, or 0.7%, over the prior year (2.3% increase at constant currency). Orders received during the nine months ended September 30, 2016 were $2,757 million, a decrease of $41 million, or 1.5%, from the prior year (0.6% increase at constant currency). Organic order growth increased 1.3% and decreased 0.2% for the three and nine months ended September 30, 2016, respectively.
Water Infrastructure segment orders for the quarter increased $14 million, or 2.4%, to $604 million (3.9% increase at constant currency) as compared to the prior year. The increase in orders at constant currency consisted of an increase in organic orders of 2.2% and an increase in orders of 1.7% from recent acquisitions. Organic order growth in the quarter was predominately due to increases in the treatment applications as a result of a large ozone project in China as well as an increase in orders in China in test applications. Additionally, while orders in the transport applications were essentially flat, there was a large custom pump order awarded during the quarter in India, which offset a similar large project order in the prior year.
Water Infrastructure segment orders for the nine months ended September 30, 2016 decreased $37 million, or 2.1%, to $1,700 million (0.4% increase at constant currency) as compared to the same prior year period. The increase in orders at constant currency consisted of an decrease in organic orders of 1.0%, more than offset by an increase in orders of 1.4% from recent acquisitions. The decrease in organic orders was mainly due to declines within transport applications, primarily due to decreased dewatering orders impacted by the continued weakness in oil and gas, as well as the lapping of a large order in Latin America in 2015. These decreases were partially offset by order strength in Europe and the Nordics. Treatment orders decreased as well, particularly in the United States, partially offset by the aforementioned large ozone project in China.
Applied Water segment orders for the quarter decreased $7 million, or 2.0%, to $342 million (0.3% decrease at constant currency). The decrease at constant currency was due to project delays in commercial building services in the United States, partially offset by order strength in Europe.
For the nine months ended September 30, 2016 Applied Water segment orders decreased $4 million or 0.4%, to $1,057 million (1.0% increase at constant currency). This increase at constant currency is due to organic order growth driven by strength in Europe from new product launches that was partially offset by project delays and weakness in commercial building services in the United States.
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. Total backlog was $775 million at September 30, 2016, a decrease of $37 million or 4.6% as compared to September 30, 2015 and an increase of $59 million or 8.2%, as compared to December 31, 2015. We anticipate that over 55% of the backlog at September 30, 2016 will be recognized as revenue in the remainder of 2016.
Gross Margin
Gross margin as a percentage of revenue increased to 39.8% and 39.4% for the three and nine months ended September 30, 2016, compared to 38.9% and 38.1%, respectively, for the comparative 2015 periods. The gross margin increases were primarily due to benefits realized from cost saving initiatives through global sourcing and continuous improvement initiatives which more than offset cost inflation.
Operating Expenses
The following table presents operating expenses for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2016	2015	Change		2016	2015	Change
Selling, general and administrative expenses ("SG&A")	$219	$207	5.8%		$665	$631	5.4%
SG&A as a % of revenue	24.4%	22.9%	150	bp	24.9%	23.7%	120	bp
Research and development expenses ("R&D")	23	23	—%		75	71	5.6%
R&D as a % of revenue	2.6%	2.5%	10	bp	2.8%	2.7%	10	bp
Restructuring charges	6	1	500.0%		18	5	260.0%
Operating expenses	$248	$231	7.4%		$758	$707	7.2%
Expense to revenue ratio	27.6%	25.6%	200	bp	28.3%	26.6%	170	bp
Selling, General and Administrative Expenses
SG&A increased by $12 million to $219 million or 24.4% of revenue in the third quarter of 2016, as compared to $207 million or 22.9% of revenue in the comparable 2015 period; and increased $34 million to $665 million or 24.9% of revenue in the nine months ended September 30, 2016, as compared to $631 million or 23.7% of revenue for the nine months ended 2015. The increase in SG&A expenses includes $10 million and $13 million related to initial acquisition and integration costs for the three and nine months ended September 30, 2016, respectively. The remaining increases in SG&A expenses were primarily due to additional operating expenses from recent acquisitions, investments in regional sales channels and operational capabilities and inflation, which were partially offset by savings from restructuring actions.
Research and Development Expenses
R&D spending was $23 million or 2.6% of revenue in the third quarter of 2016 as compared to $23 million or 2.5% of revenue in the comparable period of 2015; and was $75 million or 2.8% of revenue in the nine months ended September 30, 2016 as compared to $71 million or 2.7% of revenue in the comparable period of 2015. The increase in R&D spending for the nine months ended September 30, 2016 was primarily due to investments in new products and technology within both segments.
Restructuring Charges
During the three and nine months ended September 30, 2016, we recognized restructuring charges of $6 million and $18 million, respectively. We incurred these charges related to actions taken in 2016 primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Applied Water and Water Infrastructure segments, as well as Corporate headcount reductions. Included in the charges recorded during the three and nine months ended September 30, 2016 were $1 million related to actions commenced in prior years.
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
Total expected costs associated with actions that commenced during the nine months ended September 30, 2016 are approximately $20 million for Water Infrastructure, approximately $6 million for Applied Water, and approximately $2 million for Corporate. Related to these actions Water Infrastructure incurred $11 million, Applied Water incurred $4 million, and Corporate incurred $2 million during the nine months ended September 30, 2016. These costs primarily consist of severance charges. We currently expect activity related to these actions to continue through the end of 2017 with the exception of the Corporate actions, which are substantially complete. As a result of actions initiated during the nine months ended September 30, 2016, we estimate net savings of approximately $9 million in 2016 and annual future net savings beginning in 2017 of approximately $23 million.
We expect to incur approximately $30 million in restructuring costs for the full year, which contemplates additional actions beyond those discussed above. As a result of all of the actions taken and expected to be taken in 2016, we anticipate approximately $9 million of total net savings to be realized during 2016.
Operating Income
We generated operating income of $109 million (margin of 12.2%) during the third quarter of 2016, an $11 million decrease compared to $120 million (margin of 13.3%) in 2015. Restructuring and realignment costs and special charges which consist of initial acquisition and integration costs, increased $8 million and $10 million, respectively, in the third quarter as compared to the prior year. Adjusted operating income was $131 million (margin of 14.6%) for the third quarter of 2016 as compared to $124 million (margin of 13.7%) in 2015. These increases in adjusted operating margin were primarily due to increased cost reductions and volume leverage which were partially offset by cost inflation, strategic investments and unfavorable mix.
We generated operating income of $297 million (margin of 11.1%) during the nine months ended September 30, 2016, a $10 million decrease compared to $307 million (margin of 11.5%) in 2015. Restructuring and realignment costs and special charges which consist mostly of initial acquisition and integration costs, increased $16 million and $14 million, respectively, as compared to the nine months ended 2015. Adjusted operating income was $344 million (margin of 12.9%) for the nine months ended September 30, 2016 as compared to $324 million (margin of 12.2%) in 2015. These increases in adjusted operating margin were driven by the same dynamics impacting the increase for the third quarter.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2016	2015	Change		2016	2015	Change
Water Infrastructure
Operating income	$79	$83	(4.8)%		$203	$195	4.1%
Operating margin	14.3%	15.1%	(80)	bp	12.4%	12.2%	20	bp
Restructuring and realignment costs	9	2	350.0%		21	11	90.9%
Special charges	—	—	NM		5	1	400.0%
Adjusted operating income	$88	$85	3.5%		$229	$207	10.6%
Adjusted operating margin	15.9%	15.4%	50	bp	14.0%	12.9%	110	bp
Applied Water
Operating income	$50	$46	8.7%		$140	$143	(2.1)%
Operating margin	14.6%	13.1%	150	bp	13.4%	13.5%	(10)	bp
Restructuring and realignment costs	3	2	50.0%		9	5	80.0%
Adjusted operating income	$53	$48	10.4%		$149	$148	0.7%
Adjusted operating margin	15.5%	13.7%	180	bp	14.3%	14.0%	30	bp
Corporate and other
Operating loss	$(20)	$(9)	122.2%		$(46)	$(31)	48.4%
Restructuring and realignment costs	—	—	NM		2	—	NM
Special charges	10	—	NM		10	—	NM
Adjusted operating loss	$(10)	$(9)	11.1%		$(34)	$(31)	9.7%
Total Xylem
Operating income	$109	$120	(9.2)%		$297	$307	(3.3)%
Operating margin	12.2%	13.3%	(110)	bp	11.1%	11.5%	(40)	bp
Restructuring and realignment costs	12	4	200.0%		32	16	100.0%
Special charges	10	—	NM		15	1	NM
Adjusted operating income	$131	$124	5.6%		$344	$324	6.2%
Adjusted operating margin	14.6%	13.7%	90	bp	12.9%	12.2%	70	bp
NM - Not meaningful percentage change
Water Infrastructure
Operating income for our Water Infrastructure segment decreased $4 million, or 4.8%, for the third quarter of 2016 compared to the prior year, with operating margin also decreasing from 15.1% to 14.3%. Operating margin was negatively impacted by increased restructuring and realignment costs of $7 million. Adjusted operating income increased $3 million, or 3.5%, with adjusted operating margin increasing from 15.4% to 15.9%. The increase in adjusted operating margin for the third quarter was due to cost savings from global procurement and continuous improvement initiatives as well as favorable foreign currency impacts, partially offset by cost inflation and increased investment spending in growth initiatives, including new product development.

For the nine months ended September 30, 2016, operating income increased $8 million, or 4.1%, with operating margin increasing from 12.2% to 12.4% as compared to the prior year. Operating margin was negatively impacted by increased restructuring and realignment costs of $10 million as well as higher special charges of $4 million, primarily from initial acquisition related costs. Adjusted operating income increased $22 million, or 10.6%, with adjusted operating margin increasing from 12.9% to 14.0%. The increases in adjusted operating margin for the nine months ended September 30, 2016 were largely due to the same dynamics impacting the third quarter, as well as favorable volume.
Applied Water
For the third quarter of 2016 operating income for our Applied Water segment increased $4 million, or 8.7%, with operating margin increasing from 13.1% to 14.6% as compared to the prior year. Operating margin was negatively impacted by higher restructuring and realignment changes of $1 million. Adjusted operating income increased $5 million, or 10.4%, with adjusted operating margin increasing from 13.7% to 15.5%. The increases in adjusted operating margin were due to cost savings from global procurement and productivity gains, partially offset by inflation, unfavorable mix and strategic investments.
For the nine months ended September 30, 2016, operating income decreased $3 million, or 2.1%, with operating margin decreasing slightly from 13.5% to 13.4% as compared with the prior year. Operating margin was negatively impacted by higher restructuring and realignment changes of $4 million. Adjusted operating income increased $1 million, or 0.7%, with adjusted operating margin increasing from 14.0% to 14.3%. The increases in adjusted operating margin were due to cost savings from global procurement and productivity gains partially offset by inflation, strategic investments and unfavorable mix. Strategic investments included building emerging market product localization capabilities, sales channel development and new product development.
Corporate and other
Operating expense for corporate and other increased $11 million, (increased $1 million on an adjusted basis) for the third quarter of 2016 as compared to the prior year, primarily due to $10 million of transaction and integration costs incurred related to the Sensus acquisition. For the nine months ended September 30, 2016 operating expense increased $15 million, (increased $3 million on an adjusted basis) compared with the prior year. These increases in adjusted operating expense were primarily due to the aforementioned $10 million of transaction and integration costs incurred related to the Sensus acquisition, higher restructuring and realignment charges of $2 million and increased compensation cost.
Interest Expense
Interest expense was $16 million and $50 million for the three and nine months ended September 30, 2016, and $13 million and $41 million for the three and nine months ended September 30, 2015, respectively, primarily related to the interest on our Senior Notes, including a make-whole interest premium of $7 million that was paid in the second quarter of 2016 and fees of $4 million related to the Bridge Facility entered into for the Sensus acquisition. See "Liquidity and Capital Resources" for further details.
Income Tax Expense
The income tax provision for the three months ended September 30, 2016 was $22 million resulting in an effective tax rate of 22.9%, compared to $19 million resulting in an effective tax rate of 17.4% for the same period in 2015. The income tax provision for the nine months ended September 30, 2016 was $40 million resulting in an effective tax rate of 16.0%, compared to $49 million resulting in an effective tax rate of 17.6% for the same period in 2015. The variance in the effective tax rates for the three months ended September 30, 2016 was primarily due to changes in the geographic mix of earnings. For the nine months ended September 30, 2016, the variance in the effective tax rate was primarily due to the release of an unrecognized tax benefit in 2016 as a result of the effective settlement of a tax examination offset in part by the establishment of a valuation allowance in 2016.

Other Comprehensive Income (Loss)
OCI was a loss of $3 million for the three months ended September 30, 2016 compared to a loss of $31 million for the same period in 2015. This change was driven by favorable foreign currency translation impacts primarily due to the strengthening of the Euro and Australian Dollar against the U.S. Dollar as compared to the weakening of these currencies against the U.S. Dollar in the same period in 2015. For the nine months ended September 30, 2016 OCI was a loss of $17 million as compared to a loss of $130 million for the same period in 2015. This change was driven almost entirely from favorable foreign currency translation impacts primarily due to significantly less weakening of the Swedish Krona against the U.S. Dollar for the first nine months of 2016 as compared to the same period in 2015.
Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Nine Months Ended
	September 30,
(In millions)	2016	2015	Change
Operating activities	$274	$260	$14
Investing activities	(155)	(74)	(81)
Financing activities	(150)	(194)	44
Foreign exchange (a)	10	(44)	54
Total	$(21)	$(52)	$31

(a)	The impact is primarily due to the strengthening of the Euro against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
During the nine months ended September 30, 2016, net cash provided by operating activities increased by $14 million as compared to the same prior year period. The year-over-year increase was primarily due to a government repayment of a foreign value-added tax receivable and timing of payroll related accruals, which were partially offset by an increased use of working capital.
Investing Activities
Cash used in investing activities was $155 million for the nine months ended September 30, 2016 as compared to $74 million in the comparable prior year period. This increase was mainly driven by $70 million spent on our acquisition of Tideland Signal Corporation. Additionally, capital expenditures increased by $12 million as compared to the prior year due to increased investments in our factories, primarily in Dubai, China and Sweden.
Financing Activities
Cash used in financing activities was $150 million for the nine months ended September 30, 2016 as compared to $194 million in the comparable prior year period. The net decrease in cash used was mostly due to a decrease in share repurchase activity of $125 million. This decrease was largely offset by net repayments of debt (see "Senior Notes" for further information) and higher dividend payments.
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
The Senior Notes include covenants which restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and leaseback transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. We may redeem all or a portion of the Senior Notes due 2023 at our option at any time on or after December 11, 2022 (three months prior to their maturity), at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the redemption date.  We may also redeem all, but not part, of the Senior Notes due 2023 in the event of specified tax events as described in the applicable Senior Notes indenture. If a change of control triggering event (as defined in the applicable Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase. As of September 30, 2016, we were in compliance with all covenants for the Senior Notes.
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
On August 15, 2016, we entered into a $1.3 billion senior unsecured bridge facility (the “Bridge Facility”). The Bridge Facility was put in place to finance the Sensus acquisition and to pay the related fees and expenses to the extent we were unable to finance the Sensus acquisition through available cash on hand, a new term loan and the issuance of the Notes (refer to Note 15 for further information on the issuance of the Notes). The Bridge Facility was terminated on October 31, 2016 in connection with the Sensus acquisition.
On October 11, 2016, we issued 3.250% Senior Notes of $500 million aggregate principal amount due October 2026 (the “Senior Notes due 2026”) and 4.375% Senior Notes of $400 million aggregate principal amount due October 2046 (the “Senior Notes due 2046” and, together with the Senior Notes due 2026, the “Notes”). Interest on the Notes is payable semiannually on May 1 and November 1 of each year beginning on May 1, 2017.
We used the net proceeds of the Notes, together with cash on hand, proceeds from issuances under our existing commercial paper program and borrowings under the Term Loan (as described below), to partially fund the acquisition of the direct and indirect subsidiaries of Sensus (other than Sensus Industries Limited) (refer to Note 3 for further information on the Sensus acquisition).
Term Loan
On October 24, 2016, the Company’s subsidiary, Xylem Europe GmbH (the “borrower”) entered into a 12-month €150 million (approximately $164 million as of October 28, 2016) term loan facility (the “Term Facility”) the terms of which are set forth in a term loan agreement, among the borrower, the Company, as parent guarantor and ING Bank.  The Company has entered into a parent guarantee in favor of ING Bank also dated October 24, 2016 to secure all present and future obligations of the borrower under the Term Loan Agreement.  The Term Facility was used to partially fund the Sensus Acquisition.  The Term Facility will mature on October 27, 2017.  The Term Facility bears interest at EURIBOR plus 0.35%. The Agreement contains certain representations and warranties, certain affirmative covenants, certain negative covenants, a financial covenant, certain conditions and events of default that are customarily required for similar financings.
Finance Contract with the European Investment Bank
On October 28, 2016, the Company entered into a Finance Contract (the “Finance Contract”) with the European Investment Bank (the “EIB”).  The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the Finance Contract and Xylem Inc. is the Guarantor.  The Finance Contract provides for up to €105 million (approximately $115 million as of October 28, 2016) to finance research, development and innovation projects in the field of sustainable water and wastewater solutions during the period from 2017 through 2019 in Sweden, Germany, Italy, UK, Hungary and Austria. The Company has unconditionally guaranteed the performance of the borrowers under the Finance Contract.
Under the Finance Contract, the borrowers are able to draw loans on or before April 28, 2018, with a maturity of no longer than 11 years. The Finance Contract contains the same leverage ratio as the Credit Facility. The Finance Contract also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions. In addition, the Finance Contract contains other terms and conditions, such as customary representations and warranties, additional covenants and customary events of default.
The Finance Contract provides for Fixed Rate loans and Floating Rate loans. The interest rate per annum applicable to Fixed Rate loans is at a fixed percentage rate per annum specified by the EIB which includes the applicable margin. The interest rate per annum applicable to Floating Rate loans is at the rate determined by reference to EURIBOR for loans drawn in Euros and LIBOR for loans drawn in Pounds Sterling or U.S. Dollars, plus an applicable spread specified by the EIB which includes the applicable margin. The applicable margin is 59 basis points (0.59%). We have not drawn any funds under the Finance Contract.
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
In accordance with the terms of an amendment to the Credit Facility dated August 30, 2016, we may not exceed a maximum leverage ratio of 4.00 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) for a period of 12-months following the Sensus acquisition and a maximum leverage ratio of 3.50 to 1.00 through the rest of the term. The Credit Facility also contains limitations on, among other things, incurring secured debt, granting liens, entering into sale and leaseback transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of September 30, 2016, we were in compliance with all covenants.
As of September 30, 2016, the Credit Facility was undrawn.
Commercial Paper
Our commercial paper program generally serves as a means of short-term funding and has a combined outstanding limit of $600 million inclusive of the Five-Year Revolving Credit Facility. As of September 30, 2016, $20 million of the Company’s $600 million commercial paper program was outstanding at a weighted average interest rate of 0.75%. We will periodically borrow under this program and may borrow under it in future periods.
Research and Development Facility Agreement
On December 3, 2015, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with The European Investment Bank (the "EIB") to amend the maturity date. The facility provides an aggregate principal amount of up to €120 million (approximately $135 million) to finance research projects and infrastructure development in the European Union. The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the R&D Facility Agreement.  The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the EIB. The funds are available during the period from 2013 through 2016 at the Company's facilities in Sweden, Germany, Italy, the United Kingdom, Austria, Norway and Hungary.
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
In accordance with the terms of the R&D Facility Agreement, we may not exceed a maximum leverage ratio of 3.50 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) throughout the term. The R&D Facility Agreement also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions. In addition, the R&D Facility Agreement contains other terms and conditions, such as customary representations and warranties, additional covenants and customary events of default. As of September 30, 2016, we were in compliance with all covenants.
As of September 30, 2016, $42 million was outstanding under the R&D Facility Agreement. Although the borrowing term for this arrangement is up to five years, we have classified it as short-term debt on our Condensed Consolidated Balance Sheets since we intend to repay this obligation in less than a year.
Non-U.S. Operations
We generated approximately 59% of our revenue from non-U.S. operations for the three and nine months ended September 30, 2016 and 2015, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of our review, it is determined that all or a portion of the funds may be needed for our operations in the United States, we may be required to accrue additional U.S. taxes. As of September 30, 2016, our foreign subsidiaries were holding $637 million in cash or marketable securities. On October 31, 2016, $375 million of this cash was used to acquire certain foreign subsidiaries of Sensus and Visenti.
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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended September 30, 2016:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
7/1/16 - 7/31/16	—	—	—	$432
8/1/16 - 8/31/16	—	—	—	$433
9/1/16 - 9/30/16	—	—	—	$433

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three months ended September 30, 2016. There are up to $420 million in shares that may still be purchased under this plan as of September 30, 2016.

On August 18, 2012, our Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares repurchased under this program during the three months ended September 30, 2016. There are up to 0.3 million of shares (approximately $13 million in value) that may still be purchased under this plan as of September 30, 2016.

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

XYLEM INC.
(Registrant)

/s/ E. Mark Rajkowski
E. Mark Rajkowski
Senior Vice President and Chief Financial Officer

November 1, 2016

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

(2.1)	Share Purchase Agreement, dated as of August 15, 2016, by and among Xylem Inc., Xylem Luxembourg S.à r.l., Sensus Worldwide Limited, Sensus Industries Limited, and Sensus USA Inc.	Incorporated by reference to Exhibit 2.1 to Xylem Inc.’s Current Report on Form 8-K filed on August 15, 2016(CIK No. 1524472, File No. 1-35229).

(2.2)	First Amendment to Share Purchase Agreement, dated as of November 1, 2016, by and among Xylem Inc., Xylem Luxembourg S.à r.l., Sensus Worldwide Limited, Sensus Industries Limited, and Sensus USA Inc.	Incorporated by reference to Exhibit 2.2 to Xylem Inc.’s Current Report on Form 8-K filed on October 31, 2016 (CIK No. 1524472, File No. 1-35229).

(3.1)	Third Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 10-Q filed on July 29, 2014 (CIK No. 1524472, File No. 1-35229).

(3.2)	Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on February 25, 2016 (CIK No. 1524472, File No. 1-35229).

(4.1)	Senior Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229).

(4.2)	Third Supplemental Indenture, dated October 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

(4.3)	Form of 3.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

(4.4)	Form of 4.375% Senior Notes due 2046	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

(10.1)
Amendment No.1, dated as of August 30, 2016, to the Five-Year Revolving Credit Facility, dated as of March 27, 2015, among Xylem Inc., the lenders named therein and Citibank N.A. as Administrative Agent.
Filed herewith.

(10.2)	Finance Contract, dated October 28,2016, between Xylem Holdings S.a.r.l. and Xylem International S.a.r.l., as borrowers, Xylem Inc., as guarantor and the European Investment Bank.	Filed herewith.

(10.3)	Term Loan Agreement, dated as of October 24, 2016 among Xylem Europe GmbH, as borrower, Xylem Inc., as parent guarantor and ING Bank, as lender (including Form of Parent Guarantee).	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 8-K filed on October 28, 2016 (CIK No. 1524472, File No. 1-35229).

(11.0)	Statement Re-Computation of Per Share Earnings
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

(101.0)
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.