Form 10-K
period 2016-12-31
Xylem Inc.
filed 2017-02-23
CIK 1524472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(914) 323-5700
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
2.250% Senior Notes due 2023	New York Stock Exchange
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
Large Accelerated Filer  ☑        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller reporting company  ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2016 was approximately $8.0 billion. As of February 17, 2017, there were 179,471,405 outstanding shares of the registrant’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Shareowners, to be held in May 2017, are incorporated by reference into Part II and Part III of this Report.

Xylem Inc.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2016

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

All forward-looking statements made in this Report are based on information available to the Company as of the date of this Report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1.        BUSINESS
Business Overview
Xylem, with 2016 revenue of $3.8 billion and approximately 16,000 employees, is a leading global water technology company. We design, manufacture and service highly engineered solutions ranging across a wide variety of critical applications. For example, our broad portfolio of solutions addresses customer needs across the water cycle, from the delivery and use of drinking water to the collection and treatment of wastewater to the return of water to the environment.
We have differentiated market positions in core application areas including transport, treatment, test, smart metering, building services, industrial processing and irrigation. Setting us apart is a unique set of global assets which include:

•	Fortress brands with leading market positions, some of which have been operating for more than 100 years

•	Far-reaching global distribution networks consisting of direct sales forces and independent channel partners that collectively serve a diverse customer base in more than 150 countries

•	A substantial installed base that provides for steady recurring revenue

•	A strong financial position and cash generation profile that enable us to fund strategic organic and inorganic growth initiatives, and consistently return capital to shareholders

Key tenets of our long-term strategy include (1) accelerate profitable growth; (2) increase profitability by driving continuous improvement initiatives; (3) leadership and talent development; and (4) focus on execution and accountability.
Company History and Certain Relationships
On October 31, 2011 (the "Distribution Date"), ITT completed the Spin-off (the “Spin-off”) of Xylem, formerly ITT’s water equipment and services businesses. The Spin-off was completed pursuant to a Distribution Agreement, dated as of October 25, 2011 (the “Distribution Agreement”), among ITT (now ITT LLC), Exelis Inc., acquired by Harris Inc. on May 29, 2015, (“Exelis”) and Xylem.
On October 31, 2016, Xylem Inc. completed the acquisition of all of the direct and indirect subsidiaries of Sensus Worldwide Limited (other than Sensus Industries) (“Sensus”), pursuant to the terms of the Share Purchase Agreement dated as of August 15, 2016, and the first Amendment to the Share Purchase Agreement dated as of October 31, 2016 (together, the “Purchase Agreement”). The aggregate consideration paid for the acquisition was approximately $1.7 billion in cash, subject to certain adjustments as provided in the Purchase Agreement. The consideration was funded with a combination of cash on hand, proceeds from issuances under the Company’s existing commercial paper program, borrowings under a new euro-denominated term loan and the issuance of $500 million aggregate principal amount of 3.250% Senior Notes due 2026 and $400 million aggregate principal amount of 4.375% Senior Notes due 2046.
Our Industry
Our planet faces serious water challenges. Less than 1% of the total water available on earth is fresh water, and these supplies are under threat due to factors such as the draining of aquifers, increased pollution and the effects of climate change. Demand for fresh water is rising rapidly due to population growth, industrial expansion, and increased agricultural development, with consumption estimated to double every 20 years. By 2025, more than 30% of the world’s population is expected to live in areas without adequate water supply. Even in developed countries with sufficient clean water supply, existing infrastructure for water supply is aging and inadequately funded. In the United States, deteriorating pipe systems lose approximately one out of every six gallons of water between the treatment plant and the end customer part of a national (and global) problem of ‘non-revenue water’ that is a major financial challenge of many utilities. These challenges create opportunities for growth in the global water industry, which we estimate to have a total market size of approximately $550 billion.

We compete in areas that are pivotal to improving water productivity, water quality and resilience. Water productivity refers to the more efficient delivery and use of clean water. Water quality refers to the efficient and effective management of wastewater. Resilience refers to the management of water-related risks and the resilience of water infrastructure. The Company’s customers often face all three of these challenges, ranging from inefficient and aging water distribution networks (which require increases in “water productivity”); energy-intensive or unreliable wastewater management systems (which require increases in “water quality”); or exposure to natural disasters such as floods or droughts (which require increases in “resilience”). Additionally, through the recent acquisition of Sensus, we now also provide solutions to enhance efficiency, improve safety and conserve resources to customers in the electric and gas sectors. Delivering value in these areas creates significant opportunity for the Company. We estimate our total served market size to be approximately $54 billion.

The Global Water Industry Value Chain
The water industry value chain is comprised of Equipment and Services companies, like Xylem, which address the unique challenges and demands of a diverse customer base. This customer base includes utilities that supply water through an infrastructure network, and engineering, procurement and construction or "EPC" firms, which work with utilities to design and build water and wastewater infrastructure networks, as depicted below. Utilities and EPC customers are looking for technology and application expertise from their Equipment and Services providers to address trends such as rising pollution, stricter regulations, and the increased outsourcing of process knowledge. In addition to utilities and EPC customers, Equipment and Service providers also provide distinct technologies to a wide array of entities, including farms, mines, power plants, industrial facilities and residential buildings.

Water Industry Supply Chain

Business Strategy
Our strategy is to enhance shareholder value by providing distinctive solutions for our customers' most important water productivity, quality and resilience challenges, enabling us to grow revenue, organically and through strategic acquisitions, as we streamline our cost structure. Key elements of our strategy are summarized below:

•	Accelerate Profitable Growth. To accelerate growth, we are focusing on several priorities:

•	Emerging Markets - We seek to accelerate our growth in priority emerging markets through increased focus on product localization and channel development.

▪
Innovation & Technology - We seek to enhance the Company’s innovation efforts with increased focus on technologies and innovation that can significantly improve customers’ productivity, quality and resilience.

•	Commercial Leadership - We are strengthening our capabilities by simplifying our commercial processes and supporting information technology systems.

•	Mergers and Acquisitions - We continue to evaluate and, where appropriate, will act upon attractive acquisition candidates to accelerate our growth, including into adjacent markets.

•
Drive Continuous Improvement. We seek to embed continuous improvement into our culture and simplify our organization to make the Company more agile, more profitable and create room to reinvest in growth. To accomplish this, we will continue to strengthen our lean six sigma and global procurement capabilities and continue to optimize our cost structure through business simplification, eliminating structural, process and product complexity.

•
Leadership and Talent Development. We seek to continue to invest in attracting, developing and retaining world-class talent with an increased focus on leadership and talent development programs. We will continue to align individual performance with the objectives of the Company and its shareholders.

•
Focus on Execution and Accountability. We seek to ensure the impact of these strategic focus areas by holding our people accountable and streamlining our performance management and goal deployment systems.

Business Segments, Distribution and Competitive Landscape
We have three reportable business segments that are aligned around the critical market applications they provide: Water Infrastructure, Applied Water and Sensus. See Note 20, “Segment and Geographic Data,” in our consolidated financial statements for financial information about segments and geographic areas.
The table and descriptions below provide an overview of our business segments.

	Market Applications	2016 Revenue (in millions)	% Revenue	Major Products	Primary Brands
Water Infrastructure	Transport	$1,599	71%	• Water and wastewater pumps • Filtration, disinfection and biological treatment equipment • Test equipment • Controls	• Flygt • Wedeco • Godwin • WTW • Sanitaire • YSI • Leopold
	Treatment	333	15%
	Test	314	14%

		$2,246	100%

Applied Water	Building Services	$764	55%	• Pumps • Valves • Heat exchangers • Controls • Dispensing equipment systems	• Goulds Water Technology • Bell & Gossett • A-C Fire Pump • Standard Xchange • Lowara • Jabsco • Flojet • Flowtronex
	Industrial Water	540	39%
	Irrigation	89	6%

		$1,393	100%

Sensus	Water	$74	56%	• Smart meters • Networked communications software • Base stations • Regulators • Data analytics	• Sensus • Smith Blair
	Electric	27	20%
	Gas	16	12%
	Software and Services/Other	15	11%
	(a)	$132	100%

(a)	Includes revenue from November 1, 2016 through December 31, 2016
Water Infrastructure
Our Water Infrastructure segment supports the process that collects water from a source and distributes it to users, and then returns the wastewater responsibly to the environment through three closely linked applications: Transport, Treatment and Test. The Transport application also includes sales and rental of specialty dewatering pumps and related equipment and services, which provide the safe removal or draining of groundwater and surface water from a riverbed, construction site or mine shaft and bypass pumping for the repair of aging public utility infrastructure, as well as emergency water removal during severe weather events.
The customer base consists of two primary end markets: public utility and industrial. The public utility market includes public, private and public-private entities that support water and wastewater networks. The industrial market includes customers who require similar water and wastewater infrastructure networks to support various industrial operations.
Water Infrastructure provides the majority of its sales through direct channels with remaining sales through indirect channels and service capabilities. Both public utility and industrial facility customers increasingly require our teams’ global but locally proficient expertise to use our equipment in their specific applications. Several trends are increasing the need for this application expertise: (i) the increase in both the type and amount of contaminants found in the water supply, (ii) increasing environmental regulations, (iii) the need to increase system efficiencies to optimize energy costs, (iv) the retirement of a largely aging water industry workforce that has not been systematically replaced at utilities and other end-user customers, and (v) the build-out of water infrastructure in the emerging markets. We estimate our served market size in this sector to be approximately $23 billion.
Given the highly fragmented nature of the water industry, the Water Infrastructure segment competes with a large number of businesses. We differentiate ourselves in the market by focusing on product performance, reliability and innovation, application expertise, brand reputation, energy efficiency, product life-cycle cost, timeliness of delivery, proximity of service centers, effectiveness of our distribution channels and price. In the sale of products and services, we benefit from our large installed base, which requires maintenance, repair and replacement parts due to the critical application and nature of the products and the conditions under which they operate. Timeliness of delivery, quality and the proximity of service centers are important customer considerations when selecting a provider for after-market products and services as well as equipment rentals. In geographic regions where we are locally positioned to provide a quick response, customers have historically relied on us, rather than our competitors, for after-market products relating to our highly engineered and customized solutions. Our key competitors within the Water Infrastructure segment include KSB Inc., Sulzer Ltd., Evoqua Water Technologies and Danaher Corporation.
Applied Water
Applied Water encompasses the uses of water and serves a diverse set of end markets including: residential, commercial, industrial and agricultural. Residential consumers represent the end users in the residential market, while owners and managers of properties such as apartment buildings, retail stores, institutional buildings, restaurants, schools, hospitals and hotels are examples of end users in the commercial market. The industrial market includes OEMs, exploration and production firms, and developers and managers of industrial facilities, such as electrical power generators, chemical manufacturers, machine shops, clothing manufacturers, beverage dispensing and food processing firms, and car washes. Agricultural end users include owners and operators of crop and livestock farms, aquaculture, golf courses, and other turf applications.
In the Applied Water segment end-use areas vary widely so specialized distribution partners are often preferred. Our products in the Applied Water segment are sold through our global direct sales and strong indirect channels with the majority of revenue going through indirect channels. We have long-standing relationships with many of the leading independent distributors in the markets we serve, and we provide incentives to distributors, such as specialized loyalty and training programs.
We estimate our served market size in this sector to be approximately $19 billion. Population growth, urbanization and regulatory requirements are macro growth drivers of these markets, driving the need for housing, food, community services and retail goods within growing city centers.

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
Sensus
Sensus develops advanced technology solutions that enable intelligent use and conservation of critical water and      energy resources. The segment delivers communications, smart metering, measurement and control technologies and services that allow customers to more effectively use their distribution networks for the delivery of critical resources such as water, electricity and natural gas. Additionally, we sell software and services including cloud-based analytics, remote monitoring and data management, as well as smart lighting products and solutions that improve efficiency and public safety efforts across communities.
At the heart of our leading technologies is automation and information. Communications networks automate and optimize meter reading, monitor flow and detect, and enable rapid response to unsafe conditions. In short, they provide insight into operations and enable our customers to manage the entire scope of their operations remotely through their networks.
At the center of our offering is the FlexNet communication network, which provides a common communications platform and infrastructure for essential services. This two-way communication technology remotely connects a wide variety of smart points in a given network with protocols, frequently on licensed spectrum that enable reliable, resilient and secure transmissions. These technologies allow our customers to remotely and continuously monitor infrastructure, prioritize and manage maintenance and use data to optimize all aspects of their networks.

The majority of our sales in the U.S. are conducted through strong, long-standing relationships with leading distributors and dedicated channel partners for water, gas and electric markets. Internationally, direct sales are often made in markets without established distribution channels, however, some distribution channels are used in more developed markets. With large utilities and government programs a more direct sales approach, with key account management, is employed.
We estimate our served market size in this sector to be approximately $12 billion. Macro growth drivers include increasing regulation and worldwide movement towards smart grid implementation. Water scarcity and conservation, as well as the need to prevent revenue loss (via inaccurate meter readings, leaks or theft) are among the drivers of smart meter technologies.
Our Sensus-branded meters are well positioned in the smart metering sector, the fastest growing sector of the global meter industry. We set ourselves apart in the industry by focusing on new product development and service offerings that are driving tangible savings of non-revenue water through improved meter accuracy, reduced theft and identification of leaks. Our key competitors within the Sensus segment include Itron, Badger Meter, Landys & Gyr, Neptune (Roper) and Elster (Honeywell).
Geographic Profile
The table below illustrates the annual revenue and percentage of revenue by geographic area for each of the three years ended December 31.

	Revenue
(in millions)	2016		2015		2014
	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total
United States	$1,574	42%	$1,490	41%	$1,477	38%
Europe	1,195	31%	1,179	32%	1,379	35%
Asia Pacific	518	14%	482	13%	478	12%
Other	484	13%	502	14%	582	15%
Total	$3,771		$3,653		$3,916
In addition to the traditional markets of the United States and Europe, opportunities in emerging markets within Asia Pacific, Eastern Europe, Latin America and other countries are growing. Revenue derived from emerging markets comprised 21% of our revenue in each of the last three years.
The table below illustrates the property, plant & equipment and percentage of property, plant & equipment by geographic area for each of the three years ended December 31.

	Property, Plant & Equipment
(in millions)	2016		2015		2014
	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total
United States	$255	41%	$168	38%	$180	39%
Europe	237	39%	189	43%	206	45%
Asia Pacific	87	14%	56	13%	53	11%
Other	37	6%	26	6%	22	5%
Total	$616		$439		$461
Supply and Seasonality
We have a global manufacturing footprint, with production facilities in Europe, North America, Latin America, and Asia. Our inventory management and distribution practices seek to minimize inventory holding periods by striving to take delivery of the inventory and manufacturing as close as possible to the sale or distribution of products to our customers. All of our businesses require various parts and raw materials, of which the availability and prices may fluctuate. Parts and raw materials commonly used in our products include motors, fabricated parts, castings, bearings, seals, nickel, copper, aluminum, plastics, PCBs and electronic components. While we may recover some cost increases through operational improvements, we are still exposed to some pricing risk, including increased pricing risk due to proposed duty and tariff assessments by the United States on foreign imports. We attempt to control costs through fixed- priced contracts with suppliers and various other programs, such as our global procurement initiative.
Our business relies on third-party suppliers, contract manufacturing and commodity markets to secure raw materials, parts and components used in our products. We typically acquire materials and components through a combination of blanket and scheduled purchase orders to support our materials requirements. For most of our products we have existing alternate sources of supply, or such sources are readily available.
We may experience price volatility or supply constraints for materials that are not available from multiple sources. From time to time, we acquire certain inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. There have been no raw material shortages in the past several years that have had a significant adverse impact on our business as a whole.
Our business segments experience a modest level of seasonality in their business. This seasonality is dependent on factors such as capital spending of customers as well as weather conditions, including heavy flooding, droughts, and fluctuations in temperatures, which can positively or negatively impact portions of our business.
Customers
Our business is not dependent on any single customer or a few customers the loss of which would have a material adverse effect on our Company. No individual customer accounted for more than 10% of our consolidated 2016, 2015 or 2014 revenue.
Backlog
Delivery schedules vary from customer to customer based on their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. Total backlog was $1,078 million at December 31, 2016 and $716 million at December 31, 2015. This increase is primarily attributable to the addition of Sensus who had a backlog balance of $385 million at December 31, 2016. We anticipate that more than 70% of the backlog at December 31, 2016 will be recognized as revenue during 2017. Backlog includes contractual customer commitments as well as purchase orders on hand as of the end of the period.
Research and Development
Research and development (“R&D”) is a key foundation of our growth strategy and we focus on the design and development of products and application know-how that anticipate customer needs and emerging trends. Our engineers are involved in new product development as well as improvement of existing products to increase customer value. Our businesses invest substantial resources into R&D. We anticipate we will continue to develop and invest in our R&D capabilities to promote a steady flow of innovative, high-quality and reliable products and applications to further strengthen our position in the markets we serve. We invested $110 million, $95 million, and $104 million in R&D in 2016, 2015 and 2014, respectively.
We have R&D and product development capabilities around the world. R&D activities are initially conducted in our technology centers, located in conjunction with some of our major manufacturing facilities to ensure an efficient and robust development process. We have several global technical centers and local development teams around the world where we are supporting global needs and accelerating the customization of our application expertise to local needs. In some cases, our R&D activities are conducted at our piloting and testing facilities and at strategic customer sites. These piloting and testing facilities enable us to serve our strategic markets in specific regions worldwide.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees based upon the facts and circumstances as currently known to us. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We do not anticipate these liabilities will have a material adverse effect on our consolidated financial position or results of operations. At December 31, 2016, we had estimated and accrued $4 million related to environmental matters.
Employees
As of December 31, 2016, Xylem had approximately 16,000 employees worldwide.  We have more than 5,200 employees in the United States, of whom approximately 17% are represented by labor unions, and in certain foreign countries, some of our employees are represented by work councils.  We believe that our facilities are in favorable labor markets with ready access to adequate numbers of workers and believe our relations with our employees are good.
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
We offer our products and services in competitive markets. We believe the principal points of competition in our markets are product performance, reliability and innovation, application expertise, brand reputation, energy efficiency, product life cycle cost, timeliness of delivery, proximity of service centers, effectiveness of our distribution channels and price. Maintaining and improving our competitive position will require successful management of these factors, including continued investment by us in manufacturing, research and development, engineering, marketing, customer service and support, and our distribution networks. Our future growth rate depends upon a number of factors, including our ability to (i) identify emerging technological trends in our target end-markets, (ii) develop and maintain competitive products and defend our market share against an ever-expanding number of competitors including many new and non-traditional competitors, (iii) enhance our products by adding innovative features that differentiate our products from those of our competitors and prevent commoditization of our products, (iv) develop, manufacture and bring compelling new products to market quickly and cost-effectively, and (v) attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products.
We may not be successful in maintaining our competitive position. Our competitors may develop disruptive technologies or products that are superior to our products, or may develop more efficient or effective methods of providing products and services or may adapt more quickly than we do to new technologies or evolving customer requirements. The failure of our technologies or products to gain market acceptance due to more attractive offerings by our competitors could significantly reduce our revenues and adversely affect our competitive standing and prospects. Pricing pressures also could cause us to adjust the prices of certain products to stay competitive, which could adversely affect our financial performance. Failure to continue competing successfully or to win large contracts could adversely affect our business, financial condition or results of operations.
Our results of operations and financial condition may be adversely affected by global economic and financial market conditions.
We compete around the world in various geographic and product markets. In 2016, 42%, 31% and 21% of our total revenue was from customers located in the United States, Europe and emerging markets, respectively. We expect revenue from these markets to be significant for the foreseeable future. Important factors impacting our businesses include the overall strength of these economies and our customers’ confidence in both local and global macro-economic conditions; industrial and federal, state, local and municipal governmental fiscal and trade policies; the strength of the residential and commercial real estate markets; interest rates; availability of commercial financing for our customers and end-users; and unemployment rates. A slowdown or prolonged downturn in our markets could have a material adverse effect on our business, financial condition and results of operations.
Economic and other risks associated with international sales and operations could adversely affect our business.
In 2016, 58% of our total revenue was from customers outside the United States, with 21% of total revenue generated in emerging markets. We expect our sales from international operations and export sales to continue to be a significant portion of our revenue. We have placed a particular emphasis on increasing our growth and presence in emerging markets. Both our sales from international operations and export sales are subject, in varying degrees, to risks inherent to doing business outside the United States. These risks include the following:

•	changes in trade protection measures, including tariff and trade barriers and import and export licensing requirements;

•	potential negative consequences from changes to taxation policies;

•	unanticipated changes in other laws and regulations or in how such provisions are interpreted or administered;

•	potential disruptions in our global supply chain;

•	possibility of unfavorable circumstances arising from host country laws or regulations;

•	currency exchange rate fluctuations and restrictions on currency repatriation;

•	disruption of operations from labor and political disturbances;

•	regional safety and security considerations;

•	increased costs and risks of developing, staffing and simultaneously managing a number of global operations as a result of distance as well as language and cultural differences; and

•	insurrection, armed conflict, terrorism or war.
Any payment of distributions, loans or advances to us by our foreign subsidiaries could be subject to restrictions on, or taxation of, dividends on repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate. In addition to the general risks that we face outside the United States, our operations in emerging markets could involve additional uncertainties for us, including risks that governments may impose limitations on our ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments to us, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. In addition, emerging markets pose other uncertainties, including the difficulty of enforcing agreements, challenges collecting receivables, protection of our intellectual property and other assets, pressure on the pricing of our products, higher business conduct risks, less qualified talent and risks of political instability. We cannot predict the impact such events might have on our business, financial condition and results of operations.

Our strategy includes acquisitions, and we may not be able to make acquisitions of suitable candidates or integrate acquisitions successfully.

As part of our growth strategy, we plan to pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. We may not be able to identify suitable candidates successfully, negotiate appropriate acquisition terms, obtain financing that may be needed to consummate those acquisitions, complete proposed acquisitions, successfully integrate acquired businesses into our existing operations or expand into new markets. In addition, we cannot make assurances that any acquisition, once successfully integrated, will perform as planned, be accretive to earnings, or prove to be beneficial to our operations or cash flow.

Acquisitions involve a number of risks and present financial, managerial and operational challenges, including: diversion of management attention from existing businesses and operations; integration of technology, operations personnel, and financial and other systems; potentially insufficient internal controls over financial activities or financial reporting at an acquired entity that could impact us on a combined basis; the failure to realize expected synergies; the possibility that we become exposed to substantial undisclosed liabilities or new material risks associated with the acquired businesses; and the loss of key employees of the acquired businesses. Failure to successfully execute our acquisition strategy could adversely affect our business, financial condition or results of operations.

We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business.

In recent fiscal years, we have initiated restructuring plans in an effort to optimize our cost structure and improve our operational efficiency and effectiveness. We may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring. Additionally, as a result of our restructuring, we may experience a loss of continuity, loss of accumulated knowledge or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business.

The successful implementation and execution of our restructuring and realignment actions is critical to achieving our expected cost savings as well as effectively competing in the marketplace. Factors that may impede a successful implementation include the retention of key employees, the impact of regulatory matters, and adverse economic market conditions. If our restructuring actions are not executed successfully, it could have a material adverse effect on our competitive position, business, financial condition and results of operations.

Our business could be adversely affected by cyber threats or interruptions in information technology, communications networks and operations.
Our business operations rely on information technology and communications networks, and operations that are vulnerable to damage or disturbance from a variety of sources. Regardless of protection measures, essentially all systems are susceptible to disruption due to failure, vandalism, insider risk, computer viruses, security breaches, natural disasters, power outages and other events. In addition, we have designed products and services that connect to and are part of the “Internet of Things.” While we attempt to provide adequate security measures to safeguard our products from cyber threats, the potential for an attack remains. A successful attack may result in inappropriate access to our or our customer's information or an inability for our products to function properly.
We, and some of our third party vendors, have experienced cybersecurity attacks in the past and may experience them in the future, potentially with more frequency. To date, none have resulted in any material adverse impact to our business or operations. We have adopted measures to mitigate potential risks associated with information technology disruptions and cybersecurity threats, however, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, regulatory enforcement actions, and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.  We also have a concentration of operations on certain sites, such as production and shared services centers, where business interruptions could cause material damage and costs. Transport of goods from suppliers, and to customers, could also be hampered for the reasons stated above.
Although we continue to assess these risks, implement controls, and perform business continuity and disaster recovery planning, we cannot be sure that interruptions with material adverse effects will not occur.
Failure to comply with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation could result in fines, criminal penalties and an adverse effect on our business.
We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including laws related to anti-corruption, trade regulations, including export and import compliance, anti-trust and money laundering, due to our global operations. The U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures will always protect us from improper conduct of our employees or business partners. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable laws, including anti-corruption laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, and curtailment of operations in certain jurisdictions, and might materially and adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
Our business could be adversely affected by significant movements in foreign currency exchange rates.
We conduct approximately 58% of our business in various locations outside the United States. We are exposed to fluctuations in foreign currency transaction exchange rates, particularly with respect to the Euro, Swedish Krona, Canadian Dollar, British Pound, Polish Zloty and Australian Dollar. Any significant change in the value of currencies of the countries in which we do business relative to the value of the U.S. Dollar or Euro could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. The translation risk is primarily concentrated in the exchange rate between the U.S. Dollar and the Euro, British Pound, Chinese Yuan, Swedish Krona, Canadian Dollar and Australian Dollar. As the U.S. Dollar fluctuates against other currencies in which we transact business, revenue and income can be impacted. For instance, our 2016 revenue decreased by

2.0% due to unfavorable foreign currency impacts. Continued strengthening of the U.S. Dollar relative to the Euro and the currencies of the other countries in which we do business, could materially and adversely affect our revenue growth in future periods. Refer to Item 7A "Quantitative and Qualitative Disclosures about Market Risk" for additional information on foreign exchange risk.
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
Manufacturing or design defects in (including in products or components that we source from third parties), unanticipated use of, or inadequate disclosure of risks relating to the use of our products could create product safety, regulatory or environmental risks, including personal injury, death or property damage. These events could lead to recalls or safety alerts relating to our products, result in the removal of a product from the market and result in product liability claims being brought against us. Although we have liability insurance, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or will be adequate to cover any product liability claims. Recalls, removals and product liability claims can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and have a material adverse effect on our business, financial condition and results of operations.
Weather conditions and climate changes may adversely affect, or cause volatility in, our financial results.
Weather conditions, including heavy flooding, droughts and fluctuations in temperatures or weather patterns, including as a result of climate change, can positively or negatively impact portions of our business. Within the dewatering space, pumps provided through our Godwin and Flygt brands are used to remove excess or unwanted water. Heavy flooding due to weather conditions drives increased demand for these applications. On the other hand, drought conditions drive higher demand for pumps used in agricultural and turf irrigation applications, such as those provided by our Goulds Water Technology, Flowtronex and Lowara brands. Fluctuations to warmer and cooler temperatures result in varying levels of demand for products used in residential and commercial applications where homes and buildings are heated and cooled with HVAC units such as those provided by our B&G brand. Given the unpredictable nature of weather conditions and climate change, this may result in volatility for certain portions of our business, as well as the operations of certain of our customers and suppliers.
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
We sell our products in more than 150 countries and 58% of our revenue was generated outside the United States in 2016. Given the global nature of our business, a number of factors may increase our future effective tax rates, including:

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
Our business relies on third-party suppliers, contract manufacturing and commodity markets to secure raw materials, parts and components used in our products. Parts and raw materials commonly used in our products include motors, fabricated parts, castings, bearings, seals, nickel, copper, aluminum, and plastics. We are exposed to the availability of these materials, which may be subject to curtailment or change due to, among other things, interruptions in production by suppliers, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, changes in tariff regimes, exchange rates and prevailing price levels, ability to meet regulatory requirements, weather emergencies or acts of war or terrorism. Any delay in our suppliers’ abilities to provide us with necessary materials could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, financial condition or results of operations.
Our indebtedness may affect our business and may restrict our operational flexibility.
As of December 31, 2016, our total outstanding indebtedness was $2,368 million as described under “Liquidity and Capital Resources." Our indebtedness could:

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

From time to time we are involved in legal proceedings that are incidental to the operation of our businesses. These proceedings may seek remedies relating to environmental matters, acquisitions or divestitures, product liability and personal injury claims, employment, labor and pension matters, and government contract issues and commercial or contractual disputes. Our acquisition of Sensus has increased our exposure to intellectual property litigation and we expect that this risk will continue to increase as we execute on our innovation and technology priorities.

It is not possible to predict with certainty the outcome of claims, investigations, and lawsuits, and we could in the future incur judgments, fines or penalties or enter into settlements of lawsuits and claims that could have an adverse effect on our business, results of operations and financial condition in any particular period.  Additionally, we may be required to change or cease operations at one or more facilities if a regulatory agency determines that we have failed to comply with laws, regulations or orders applicable to our business.

The global and diverse nature of our operations means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time. In addition, subsequent developments in legal proceedings may affect our assessments and estimates of loss contingencies recorded as a reserve and require us to make payments in excess of our reserves, which could have an adverse effect on our results of operations and financial condition.
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
A significant number of our products in our Sensus segment are affected by the availability and regulation of radio spectrum and could be affected by interference with the radio spectrum that we use.
A significant number of the products in our Sensus segment use radio spectrum, which is subject to government regulation.   To the extent we introduce new products designed for use in the United States or another country into a new market, such products may require significant modification or redesign in order to meet frequency requirements and other regulatory specifications.  In some countries, limitations on frequency availability or the cost of making necessary modifications may preclude us from selling our products in those countries. The regulations that govern our use of the radio spectrum may change and that the changes may require us to modify our products, either directly or due to interference caused by new consumer products allowed under the regulations.  The inability to modify our products to meet such requirements, the possible delays in completing such modifications, and the cost of such modifications all could have a material adverse effect on our business, financial condition, and results of operations.
In the United States, our products are primarily designed to use licensed spectrum in the 900MHz range.  If the Federal Communications Commission (“FCC”) did not renew our existing spectrum licenses, our business could be adversely affected.  In addition, there may be insufficient available frequencies in some markets to sustain or develop our planned operations at a commercially feasible price or at all.

Outside of the United States, certain of our products require the use of radio frequency and are subject to regulations. In some jurisdictions, radio station licenses may be granted for a fixed term and must be periodically renewed. Our advanced and smart metering systems typically transmit to (and receive information from, if applicable) handheld, mobile, or fixed network reading devices in licensed bands made available to us through strategic partnerships and are reliant to some extent on the licensed spectrum continuing to be available through our partners or our customers. We may be unable to find partners or customers that have access to sufficient frequencies in some markets to sustain or develop our planned operations or to find partners or customers that have access to sufficient frequencies in the relevant markets at a commercially feasible price or at all.
We may incur impairment charges for our goodwill and other indefinite-lived intangible assets which would negatively impact our operating results.
We have a significant amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions we have completed. As of December 31, 2016, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled approximately $3 billion The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the fair value of trademarks and trade names as of the acquisition date. We do not amortize goodwill and indefinite-lived intangible assets that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if interim indicators suggest that a potential impairment could exist. In testing for impairment, we will make a qualitative assessment, and if we believe that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair our goodwill and other indefinite-lived intangible assets. Any charges relating to such impairments could adversely affect our results of operations and financial condition.
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
We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	stock repurchases;

•	acquisitions and divestitures;

•	announcements by us or our competitors of significant new business awards;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	our ability to execute restructuring and realignment actions;

•	the operating and stock price performance of other comparable companies;

•	natural or environmental disasters that investors believe may affect us;

•	overall market fluctuations;

•	fluctuations in the budgets of federal, state and local governmental entities around the world;

•	results from any material litigation or government investigation;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.

Anti-takeover provisions in our organizational documents and Indiana law could delay or prevent a change in control.
Certain provisions of our third amended and restated articles of incorporation and our amended and restated by-laws may delay or prevent a merger or acquisition of part or all of our business operations. For example, our articles of incorporation and our by-laws, among other things, require advance notice for shareholder proposals and nominations. In addition, our articles of incorporation authorize our Board of Directors to issue one or more series of preferred stock. These provisions may also discourage acquisition proposals of our business operations or delay or prevent a change in control, which could harm our stock price. Indiana law also imposes some restrictions on mergers and other business combinations between any holder of 10% or more of our outstanding common stock and us.
In connection with our Spin-off, ITT (now ITT LLC) and Exelis, acquired by Harris Inc., will indemnify us for certain liabilities and we will indemnify ITT (now ITT LLC) or Exelis for certain liabilities. If we are required to indemnify ITT (now ITT LLC) or Exelis, we may need to divert cash to meet those obligations and our financial results could be negatively impacted. In the case of ITT's or Exelis's indemnity, there can be no assurance that those indemnities will be sufficient to insure us against the full amount of such liabilities, or as to ITT's or Exelis's ability to satisfy its indemnification obligations in the future.
Pursuant to the Distribution Agreement and certain other agreements with ITT (now ITT LLC) and Exelis, ITT (now ITT LLC) and Exelis agreed to indemnify us from certain liabilities, and we agreed to indemnify ITT (now ITT LLC) and Exelis for certain liabilities. Indemnities that we may be required to provide ITT (now ITT LLC) and Exelis may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the Spin-off. Third parties could also seek to hold us responsible for any of the liabilities that ITT (now ITT LLC) or Exelis has agreed to retain. Further, there can be no assurance that the indemnities from ITT (now ITT LLC) and Exelis will be sufficient to protect us against the full amount of such liabilities, or that ITT (now ITT LLC) and Exelis will be able to fully satisfy their indemnification obligations. Moreover, even if we ultimately were to succeed in recovering from ITT (now ITT LLC) and Exelis any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.        PROPERTIES
We have approximately 380 locations in more than 48 countries. These properties total approximately 12.7 million square feet, of which more than 300 locations, or approximately 6.6 million square feet, are leased. We consider the offices, plants, warehouses and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. The following table shows our significant locations by segment:

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease
Water Infrastructure
Emmaboda	Sweden	Administration and Manufacturing	1,197,000	Owned
Stockholm	Sweden	Administration and Research & Development	172,000	Leased
Shenyang	China	Manufacturing	125,000	Owned
Bridgeport	NJ	Administration and Manufacturing	136,000	Leased
Yellow Springs	OH	Administration and Manufacturing	112,000	Owned
Quenington	UK	Manufacturing	86,000	Leased
Applied Water
Morton Grove	IL	Administration and Manufacturing	530,000	Owned
Montecchio	Italy	Administration and Manufacturing	379,000	Owned
Nanjing	China	Manufacturing	363,000	Owned
Auburn	NY	Manufacturing	273,000	Owned
Lubbock	TX	Manufacturing	229,000	Owned
Cheektowaga	NY	Manufacturing	147,000	Owned
Sensus
Ludwigshafen	Germany	Manufacturing	318,000	Owned
Jiangdu City	China	Manufacturing	316,000	Owned
Texarkana	AR	Manufacturing	254,000	Owned
Uniontown	PA	Manufacturing	240,000	Leased
DuBois	PA	Manufacturing	197,000	Owned
DuBois	PA	Manufacturing	137,000	Leased
Regional Selling Locations
Dubai	United Arab Emirates	Manufacturing	144,000	Owned
Nottinghamshire	United Kingdom	Sales Office	139,000	Leased
Nanterre	France	Sales Office	139,000	Leased
Langenhagen	Germany	Sales Office	134,000	Leased
Corporate Headquarters
Rye Brook	NY	Administration	67,000	Leased

ITEM 3.        LEGAL PROCEEDINGS
From time to time we are involved in legal proceedings that are incidental to the operation of our businesses. These proceedings may seek remedies relating to environmental matters, intellectual property matters, acquisitions or divestitures, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes. See Note 18, "Commitments and Contingencies", of the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding certain legal proceedings we are involved in.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following information is provided regarding the executive officers of Xylem as of February 1, 2017:

NAME	AGE	CURRENT TITLE	OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS
Patrick K. Decker	52	President and Chief Executive Officer (2014)
• President and Chief Executive Officer, Harsco Corp. (diversified, worldwide industrial company) (2012)
• President, Flow Control Segment, Tyco International Ltd. (industrial products and services company) (2003)

E. Mark Rajkowski	58	Senior VP and Chief Financial Office (2016)	• Senior VP and Chief Financial Officer, MeadWestvaco Corp. (worldwide packaging company) (2004)

D. Randall Bays	61	Senior VP and President, Sensus (2016)	• President, Sensus (worldwide smart meter company) (2013) • President and Chief Executive Officer, Kinetek Inc. (diversified, worldwide industrial company) (2004)

Tomas Brannemo	45	Senior VP and President, Transport (2014)	• VP, Transport (2013) • VP and Director of Business Unit Aftermarket and Service (2010)

David Flinton	46	Senior VP and President, Dewatering (2015)
• VP, Engineering and Marketing, Applied Water Systems (2013)
• VP, Global Product Management, Applied Water Systems (2012)
• VP, Strategy and Integrated Management System (former Water Solutions division) (2010)

Pak Steven Leung	60	Senior VP and President, Emerging Markets (2015)
•
VP, Global Sales, Valves and Controls, Pentair Plc (diversified, worldwide industrial manufacturing company) (2013)
•
VP and General Manager, Global Process, Tyco International Ltd. (industrial products and services company) (2010)

Kenneth Napolitano	54	Senior VP and President, Applied Water Systems (2012)	• Senior VP and President, Residential and Commercial Water (2011)

Colin R. Sabol	49	Senior VP and President, Analytics and Treatment (2015)	• Senior VP and President, Dewatering (2013) • Senior VP and Chief Strategy and Growth Officer (2011)

NAME	AGE	CURRENT TITLE	OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS
Kairus Tarapore	55	Senior VP and Chief Human Resources Officer (2015)	• Senior VP and Chief Administrative Officer, Babcock & Wilcox Company (energy and environmental technologies and services) (2013) • Executive VP, Human Resources, Ceridian Corporation (2006)

Claudia S. Toussaint	53	Senior VP, General Counsel and Corporate Secretary (2014)
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

BOARD OF DIRECTORS
The following information is provided regarding the Board of Directors of Xylem as of February 1, 2017:

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
2016 and 2015 Market Price and Dividends
Our common stock trades publicly on the New York Stock Exchange under the trading symbol “XYL”. The following table shows the high and low prices per share of our common stock as reported by the New York Stock Exchange and the dividends declared per share for the periods indicated.

	High	Low	Dividend
Fiscal Year ended December 31, 2016
First Quarter	$41.33	$31.67	$0.1549
Second Quarter	46.67	40.54	0.1549
Third Quarter	52.71	44.44	0.1549
Fourth Quarter	54.99	45.60	0.1549

Fiscal Year ended December 31, 2015
First Quarter	$38.59	$33.54	$0.1408
Second Quarter	37.70	34.80	0.1408
Third Quarter	37.32	29.90	0.1408
Fourth Quarter	38.00	32.16	0.1408
The closing price of our common stock on the NYSE on January 31, 2017 was $49.31 per share. As of January 31, 2017, there were 12,632 holders of record of our common stock.
Dividends are declared and paid on the common stock at the discretion of our Board of Directors and depend on our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2017, we declared a dividend of $0.18 per share to be paid on March 15, 2017 for shareholders of record on February 16, 2017.
There were no unregistered offerings of our common stock during 2016.

Fourth Quarter 2016 Share Repurchase Activity
The following table summarizes our purchases of our common stock for the quarter ended December 31, 2016:

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
10/1/16 - 10/31/16	—	—	—	$432
11/1/16 - 11/30/16	—	—	—	$433
12/1/16 - 12/31/16	—	—	—	$432

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three months ended December 31, 2016. There are up to $420 million in shares that may still be purchased under this plan as of December 31, 2016.

On August 18, 2012, the Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares purchased under this program during the three months ended December 31, 2016 and there are 0.3 million shares (approximately $12 million based on the closing share price on December 31, 2016) that may still be purchased under this plan.

PERFORMANCE GRAPH
CUMULATIVE TOTAL RETURN
The following graph compares the relative performance of our common stock, the S&P 500 Index and the S&P 500 Industrials Index. This graph covers the period from December 31, 2011 through December 31, 2016.

	XYL	S&P 500	S&P 500 Industrials Index
December 31, 2011	106	105	108
December 31, 2012	114	121	124
December 31, 2013	148	161	175
December 31, 2014	165	183	192
December 31, 2015	161	186	187
December 31, 2016	221	208	222
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

ITEM 6.        SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data for the five years ended December 31, 2016. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in this Report.

	Year Ended December 31,
(in millions, except per share data)	2016 (a)	2015	2014	2013	2012
Results of Operations Data:
Revenue	$3,771	$3,653	$3,916	$3,837	$3,791
Gross profit	1,461	1,404	1,513	1,499	1,502
Gross margin	38.7%	38.4%	38.6%	39.1%	39.6%
Operating income	406	449	463	363	443
Operating margin	10.8%	12.3%	11.8%	9.5%	11.7%
Net income	260	340	337	228	297
Per Share Data:
Earnings per share:
Basic	$1.45	$1.88	$1.84	$1.23	$1.60
Diluted	1.45	1.87	1.83	1.22	1.59
Basic shares outstanding	179.1	180.9	183.1	185.2	185.8
Diluted shares outstanding	180.0	181.7	184.2	186.0	186.2
Cash dividends per share	$0.6196	$0.5632	$0.5120	$0.4656	$0.4048
Balance Sheet Data (at period end):
Cash and cash equivalents	$308	$680	$663	$533	$504
Working capital*	878	810	882	930	859
Total assets	6,474	4,657	4,833	4,857	4,639
Total debt	2,368	1,274	1,284	1,235	1,197

*	The Company calculates Working capital as follows: net accounts receivable + inventories - accounts payable - customer advances.

(a)	The amounts for the year ended December 31, 2016 reflect the acquisition of Sensus. Refer to Notes 3 and 20 to Consolidated Financial Statements for further information regarding Sensus.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2016. Except as otherwise indicated or unless the context otherwise requires, “Xylem,” “we,” “us,” “our” and “the Company” refer to Xylem Inc. and its subsidiaries.
Overview
Xylem is a leading global water technology company. We design, manufacture and service highly engineered solutions ranging across a wide variety of critical applications. Our broad portfolio of solutions addresses customer needs across the water cycle, from the delivery and use of drinking water to the collection and treatment of wastewater to the return of water to the environment. Our product and service offerings are organized into three reportable segments that are aligned around the critical market applications they provide: Water Infrastructure, Applied Water and Sensus.

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

•
Applied Water serves the usage applications sector with water pressure boosting systems for heating, ventilation and air conditioning and for fire protection systems to the residential and commercial building services markets. In addition, our pumps, heat exchangers, valves and controls provide cooling to power plants and manufacturing facilities, as well as circulation for food and beverage processing. We also provide boosting systems for farming irrigation, pumps for dairy operations and rainwater reuse systems for small scale crop and turf irrigation. In the Applied Water segment, we provide the majority of our sales through long-standing relationships with many of the leading independent distributors in the markets we serve, with the remainder going directly to customers.

•
Sensus, which we acquired on October 31, 2016, serves the utility infrastructure solutions and services sector by delivering communications, smart metering, measurement and control technologies and services that allow customers to more effectively use their distribution networks for the delivery of critical resources such as water, electricity and natural gas. Additionally, we sell software and services including cloud-based analytics, remote monitoring and data management, and also sell smart lighting products and solutions that improve efficiency and public safety efforts across communities. In the Sensus segment we generate the majority of our sales in the U.S. through long-standing relationships with leading distributors and dedicated channel partners, while we use a combination of direct sales and distribution channels internationally, depending on the regional availability of distribution channels. The Sensus segment has approximately 3,300 employees across 28 locations on six continents.

Key Performance Indicators and Non-GAAP Measures
Management reviews key performance indicators including revenue, gross margin, segment operating income and margins, earnings per share, orders growth, working capital and backlog, among others. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and to provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions, share repurchases and debt repayment. Excluding revenue, Xylem provides guidance only on a non-GAAP basis due to the inherent difficulty in forecasting certain amounts that would be included in GAAP earnings, such as discrete tax items, without unreasonable effort. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•
"organic revenue" and "organic orders" defined as revenue and orders, respectively, excluding the impact of fluctuations in foreign currency translation and contributions from acquisitions and divestitures. Divestitures include sales of insignificant portions of our business that did not meet the criteria for classification as a discontinued operation. The period-over-period change resulting from foreign currency translation impacts is determined by translating current period and prior period activity using the same currency conversion rate.

•
"constant currency" defined as financial results adjusted for foreign currency translation impacts by translating current period and prior period activity using the same currency conversion rate. This approach is used for countries whose functional currency is not the U.S. Dollar.

•
"adjusted net income" and "adjusted earnings per share" defined as net income and earnings per share, respectively, adjusted to exclude restructuring and realignment costs, Sensus acquisition related costs, special charges, gain from sale of business and tax-related special items, as applicable. A reconciliation of adjusted net income is provided below.

(in millions, except per share data)	2016	2015	2014
Net income	$260	$340	$337
Restructuring and realignment, net of tax benefit of $13, $5 and $12, respectively	34	15	31
Sensus acquisition related costs, net of tax benefit of $15	38	—	—
Special charges, net of tax benefit of $7 and $0, respectively	11	5	—
Tax-related special items	21	(15)	5
Gain from sale of business, net of $0 tax in both years	—	(9)	(11)
Adjusted net income	$364	$336	$362
Weighted average number of shares - Diluted	180.0	181.7	184.2
Earnings per share	$1.45	$1.87	$1.83
Adjusted earnings per share	$2.03	$1.85	$1.97

•
"operating expenses excluding restructuring and realignment costs, Sensus acquisition related costs and special charges" defined as operating expenses, adjusted to exclude restructuring and realignment costs, Sensus acquisition related costs and special charges.

•
"adjusted operating income (loss)" defined as operating income (loss), adjusted to exclude restructuring and realignment costs, Sensus acquisition related costs and special charges, and "adjusted operating margin" defined as adjusted operating income divided by total revenue.

•
“realignment costs” defined as costs not included in restructuring costs that are incurred as part of actions taken to reposition our business, including items such as professional fees, severance, relocation, travel, facility set-up and other costs.

•
"Sensus acquisition related costs" defined as costs incurred by the Company associated with the acquisition of Sensus that are being reported within operating income. These costs include transaction costs, integration costs, costs related to the recognition of inventory step-up and amortization of the backlog intangible asset recorded in purchase accounting.

•
“special charges" defined as costs incurred by the Company, such as interest expense related to the early extinguishment of debt during Q2 2016, financing costs related to the bridge loan entered into in Q3 2016 for the Sensus acquisition, initial acquisition costs not related to Sensus, costs incurred for the contractual indemnification of tax obligations to ITT and other special non-operating items.

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

(in millions)	2016	2015	2014
Net cash provided by operating activities	$497	$464	$416
Capital expenditures	(124)	(117)	(119)
Free cash flow	$373	$347	$297
Cash paid for Sensus related acquisition costs	13	—	—
Free cash flow, excluding Sensus acquisition related costs	$386	$347	$297

•
“EBITDA” defined as earnings before interest, taxes, depreciation, amortization expense, and share-based compensation and “Adjusted EBITDA” reflects the adjustment to EBITDA to exclude restructuring and realignment costs, Sensus acquisition related costs, gain from sale of business and special charges.

(in millions)	2016	2015	2014
Net Income	$260	$340	$337
Income tax expense	80	63	84
Interest expense (Income), net	68	53	52
Depreciation	87	88	95
Amortization	64	45	47
Stock compensation	18	15	18
EBITDA	$577	$604	$633
Restructuring and realignment	47	20	43
Sensus acquisition related costs	46	—	—
Special charges	5	5	—
Gain from sale of business	—	(9)	(11)
Adjusted EBITDA	$675	$620	$665
Executive Summary
Xylem reported revenue of $3,771 million for 2016, an increase of $118 million or 3.2% from $3,653 million reported in 2015. Revenue increased 5.3% on a constant currency basis due to increased revenue of $163 million from acquisitions and organic revenue growth of $29 million driven primarily by a robust public utility end market and a relatively stable commercial business.
Operating income for 2016 was $406 million, reflecting a decrease of $43 million or 9.6% compared to $449 million in 2015. Operating margin was 10.8% for 2016 versus 12.3% for 2015, a decrease of 150 basis points. This decrease in operating income was primarily due to Sensus acquisition related costs of $53 million, increases in restructuring and realignment costs of $27 million and increases in special charges of $4 million. Excluding these costs, adjusted operating income was $511 million, with an adjusted operating margin of 13.6%, reflecting an increase of $41 million or 8.7% and 70 basis points, respectively, as compared with 2015 adjusted operating income of $470 million (adjusted operating margin of 12.9%). This increase in adjusted operating income was driven by strong progress in our productivity initiatives and cost reductions, which more than offset cost inflation, spending on strategic investments and unfavorable mix.
Additional financial highlights for 2016 include the following:

•	Net income of $260 million, or $1.45 per diluted share ($364 million or $2.03 per diluted share on an adjusted basis)

•	Cash from operating activities of $497 million, and free cash flow, excluding Sensus acquisition related costs, of $386 million

•	Orders of $3,824 million, up 3.0% from $3,711 million in 2015 (up 0.3% on an organic basis)

•	Dividends paid to shareholders increased 10% in 2016.

2017 Business Outlook
We anticipate total revenue growth in the range of 20% to 22% in 2017 with organic revenue growth in the low-single-digits and Sensus contributing the additional revenue growth. The following is a summary of our outlook by end market.

•
Industrial was down 4% for 2016, including agriculture which will be included within industrial going forward, as general industrial strength was more than offset by oil and gas declines in Canada and the United States. For 2017, we expect growth to be flat to up in the low-single-digits. We believe the soft market conditions in general industrial that occurred in the U.S. during 2016 will carry into at least the first half of 2017, with modest growth returning over the second half. We continue to expect that the oil and gas markets will be down year-over-year, despite some pockets of higher activity. We expect Emerging Market performance to continue to be mixed with some strength in China and Latin America, offset by continued weakness in the Middle East.

•
Public utilities increased 8% for 2016 driven by the United States recovery and continued emerging markets investments. We expect growth to be moderate but still increase low to mid-single-digits. In the U.S., which represents approximately one-quarter of our public utility base, we anticipate solid repair and replacement, or opex, activity coupled with some acceleration of project activity later in the year. In Emerging Markets, we expect large project activities to drive growth particularly in China and India. We also anticipate continued growth in Europe, particularly in the United Kingdom with the third year of positive impacts from the AMP 6 cycle. Additionally, we anticipate Sensus public utility revenue to continue to grow at mid-to-high single digits over their historical performance driven by expected growth in the United States within smart metering applications.

•
Commercial experienced growth of 2% for 2016 driven by strength in the European market which was partially offset by weakness in the United States. We expect continued growth in the low-single-digit range for 2017. Market data suggests a low-growth environment in the U.S. where we have a leading market position and more than half of our total Commercial exposure. Beyond the U.S., the global outlook is mixed. We believe Europe will be closer to flat with lower construction activity and funding uncertainty in certain countries. Also, our business in Europe will face a tough prior year comparison to this year's 10% growth. China appears to be stabilizing and we expect the market to grow over a weak 2016 performance.

•
Residential markets were down 3% in 2016 with weakness across most regions. For 2017 we expect low- single-digit growth. In the U.S. we expect relatively flat year over year volumes given the competitive landscape and replacement nature of the sector we serve. The European market looks to be modestly stronger as residential building permitting, which is an indicator of sales, increased during the fourth quarter.

We will continue to strategically execute restructuring and realignment actions primarily to reposition our European and North American business in an effort to optimize our cost structure and improve our operational efficiency and effectiveness. During 2016, we incurred $30 million and $17 million in restructuring and realignment costs, respectively. As a result of these actions in 2016, we realized $10 million of net savings and expect to realize approximately $24 million of incremental net savings in 2017. During 2017, we currently expect to incur approximately $30 million in Sensus integration, restructuring and realignment costs.
Additional strategic actions we are taking include strategic initiatives to drive above-market growth, advance continuous improvement activities to increase productivity, focus on improving cash performance and drive a disciplined capital deployment strategy. Additionally, with the acquisition of Sensus, we anticipate increased spending on research and development as a percentage of revenue as Sensus brings a higher profile of R&D given the investment required to support growth and new product launches.

Results of Operations

(in millions)	2016	2015	2014	2016 v. 2015		2015 v. 2014
Revenue	$3,771	$3,653	$3,916	3.2%		(6.7)%
Gross profit	1,461	1,404	1,513	4.1%		(7.2)%
Gross margin	38.7%	38.4%	38.6%	30	bp	(20	)bp
Operating expenses excluding restructuring and realignment costs, Sensus acquisition related costs and special charges	950	930	1,007	2.2%		(7.6)%
Expense to revenue ratio	25.2%	25.5%	25.7%	(30	)bp	(20	)bp
Restructuring and realignment costs	47	20	43	135.0%		(53.5)%
Sensus acquisition related charges	53	—	—
Special charges	5	5	—	NM		NM
Total operating expenses	1,055	955	1,050	10.5%		(9.0)%
Expense to revenue ratio	28.0%	26.1%	26.8%	190	bp	(70	)bp
Operating income	406	449	463	(9.6)%		(3.0)%
Operating margin	10.8%	12.3%	11.8%	(150	)bp	50	bp
Interest and other non-operating expense (income), net	66	55	53	20.0%		3.8%
Gain from sale of business	—	9	11	(100.0)%		(18.2)%
Income tax expense	80	63	84	27.0%		(25.0)%
Tax rate	23.5%	15.6%	19.8%	790	bp	(420	)bp
Net income	$260	$340	$337	(23.5)%		0.9%
NM     Not Meaningful
2016 versus 2015
Revenue
Revenue generated for 2016 was $3,771 million, an increase of $118 million, or 3.2%, compared to $3,653 million in 2015. On a constant currency basis, revenue grew 5.3%. This increase in revenue was primarily driven by additional revenue of $163 million from acquisitions. Additionally, we had strong organic growth, driven by strength within the public utility, industrial and commercial end markets in western Europe, particularly in the United Kingdom, as well as large project deliveries in emerging markets, including India and Asia. Partially offsetting this growth were declines in the United States primarily due to ongoing weakness in the industrial end market.
The following table illustrates the impact on 2016 revenue from organic growth, recent acquisitions/divestitures, and foreign currency translation in relation to revenue.

	Water Infrastructure		Applied Water		Sensus		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2015 Revenue	$2,231		$1,422		$—		$3,653
Organic Growth	38	1.7%	(9)	(0.6)%	—	—%	29	0.8%
Acquisitions	32	1.4%	—	—%	131	—%	163	4.5%
Constant Currency	70	3.1%	(9)	(0.6)%	131	—%	192	5.3%
Foreign currency translation (a)	(55)	(2.5)%	(20)	(1.4)%	1	—%	(74)	(2.0)%
Total change in revenue	15	0.7%	(29)	(2.0)%	132	—%	118	3.2%
2016 Revenue	$2,246		$1,393		$132		$3,771

(a)	Foreign currency translation impact primarily due to fluctuations in the value of the British Pound, Chinese Yuan, Argentinian Peso and other various currencies against the U.S. Dollar.

Water Infrastructure
Water Infrastructure’s revenue increased $15 million, or 0.7% in 2016 (3.1% increase on a constant currency basis) compared to 2015. The constant currency increase included organic growth of $38 million or 1.7%, and contributions from acquisitions of $32 million.
Organic growth in our treatment and transport applications primarily reflect increases in the public utility end market where we have been gaining share. Organic growth in the transport application in the public utility end markets in the United States and India was largely offset by declines in the industrial dewatering business in the United States due to continued challenges in the oil and gas market, as well as weakness in the Middle East driven by slower government funding. Organic growth in the treatment application was driven primarily by strong backlog execution and project deliveries in the United States public utility market. Revenue from test applications declined mainly due to weakness in the United States primarily as a result of lower government agency spending and weakness in the mining and oil and gas markets.
Applied Water
Applied Water’s revenue decreased $29 million, or 2.0% in 2016 (0.6% decrease on a constant currency basis) compared to 2015. The decline on a constant currency basis was entirely attributable to organic revenue decline of $9 million or 0.6% which was driven by declines in the United States, partially offset by growth in western Europe and, to a lesser extent, the emerging markets.
From an applications perspective, the decrease in organic revenue was predominately due to declines in the United States across all applications, particularly industrial water which saw continued weakness in the oil and gas markets. These declines were partially offset by strength in western Europe due to several large projects combined with strength in commercial building services as well as general industrial applications. Agricultural applications declined in the United States primarily due to market weakness.
Sensus
The Sensus segment, which we acquired in the fourth quarter of 2016, generated $132 million revenue during the final two months of the year. Over 70% of the Sensus revenue was generated in the United States with additional revenue coming primarily from western Europe and China. Over half of the Sensus revenue was generated from water applications, with most of the remainder coming from electric and gas applications.
Orders/Backlog
Orders received during 2016 increased by $113 million, or 3.0% to $3,824 million (5.1% increase on a constant currency basis). The order growth on a constant currency basis was primarily made up of orders from recent acquisitions, primarily Sensus, of $179 million and organic order growth of $12 million or 0.3% over the prior year.
Water Infrastructure segment orders decreased $24 million, or 1.0% to $2,272 million (1.5% growth on a constant currency basis). The order growth on a constant currency basis was primarily orders from recent acquisitions of $32 million as well as organic order growth of $2 million, or 0.1%. Organic orders for the treatment application increased by 5% over the prior year reflecting continued growth in the public utility market with a large ozone project in China and order increases in Europe; however, these orders are largely project based with longer lead times for delivery and recognition of revenue. Largely offsetting the organic order growth in the treatment application were declines in the transport application, primarily due to decreased dewatering orders impacted by the continued weakness in oil and gas, as well as mining, which were partially offset by public utility water and wastewater transport order strength in Europe, particularly in the Nordic region. Organic orders from test applications were flat versus the prior year.
Orders decreased in our Applied Water segment by $10 million, or 0.7% to $1,405 million (0.7% increase on a constant currency basis). The order increase on a constant currency basis was due to organic order growth of 0.7% driven by strength in Europe from new product launches that was partially offset by weakness in the United States.
The Sensus segment had orders of $147 million for the last two months of 2016.
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles, and delays can occur from time to time. Total backlog was $1,078 million at December 31, 2016 and $716 million at December 31, 2015. This increase is primarily attributable to Sensus who had a backlog balance of $385 million at December 31, 2016. We anticipate that approximately 70% of our total backlog at December 31, 2016 will be recognized as revenue during 2017. Backlog includes contractual customer commitments as well as purchase orders on hand as of the end of the period.

Gross Margin
Gross margins as a percentage of consolidated revenue increased to 38.7% in 2016 from 38.4% in 2015. The gross margin increase was primarily due to the benefits realized from cost saving initiatives through global sourcing and lean six sigma, partially offset by material and labor inflation headwinds and unfavorable currency impacts and mix.
Operating Expenses

(in millions)	2016	2015	Change
Selling, general and administrative expenses ("SG&A")	$915	$854	7.1%
SG&A as a % of revenue	24.3%	23.4%	90	bp
Research and development expenses ("R&D")	110	95	15.8%
R&D as a % of revenue	2.9%	2.6%	30	bp
Restructuring charges	30	6	400.0%
Operating expenses	$1,055	$955	10.5%
Expense to revenue ratio	28.0%	26.1%	190	bp
Selling, General and Administrative Expenses
SG&A increased by $61 million (increase of 7.1%) to 24.3% of revenue in 2016, as compared to 23.4% of revenue in 2015. The increase in SG&A expenses includes $28 million of Sensus acquisition related costs. The remaining increases in SG&A expenses were primarily due to additional operating expenses from recent acquisitions, investments in regional sales channels and operational capabilities and inflation, which were partially offset by savings from restructuring and other cost actions.
Research and Development Expenses
R&D spending increased $15 million or 15.8% to 2.9% of revenue in 2016 as compared to 2.6% of revenue in 2015 primarily due to additional R&D spend from our recent acquisitions and investments in new products and technologies.
Restructuring Charges
During 2016, we incurred restructuring costs of $17 million, $10 million, $1 million and $2 million in our Water Infrastructure, Applied Water, Sensus and Corporate and other segments, respectively. These charges were incurred primarily in an effort to realign our organizational structure in Europe and North America to optimize our cost structure, including shutting down certain facilities. The charges relate to the reduction in structural costs, including a decrease in headcount and consolidation of facilities. During 2015, we recognized restructuring costs of $ 5 million and $1 million in our Water Infrastructure and Applied Water segments, respectively. These charges were incurred primarily in an effort to realign our organizational structure in Europe and North America to optimize our cost structure. The charges relate to the reduction in structural costs, including a decrease in headcount and consolidation of facilities.
Approximate total expected costs associated with actions that commenced during 2016 are $19 million for Water Infrastructure, $13 million for Applied Water, $2 million for Sensus, and $2 million for Corporate. These costs primarily comprise severance charges. The Water Infrastructure and Applied Water actions are expected to continue through the end of 2017. The Sensus actions are expected to continue through 2018. All of the costs associated with the Corporate actions have been incurred. As a result of these actions initiated in 2016, we achieved savings of approximately $8 million in 2016 and estimate annual future net savings beginning in 2017 of approximately $29 million, resulting in $21 million of incremental savings from the 2016 actions.

Operating Income
We generated operating income of $406 million during 2016, reflecting a decrease of $43 million or 9.6% from $449 million during the prior year. Operating income as a percentage of revenue was 10.8% for 2016 versus 12.3% for 2015, a decrease of 150 basis points. This decrease in operating margin was primarily due to Sensus acquisition related costs of $53 million, increases in restructuring and realignment costs of $27 million and increases in special charges of $4 million. Excluding these costs, adjusted operating income was $511 million, with an adjusted operating margin of 13.6%, reflecting an increase of $41 million or 8.7% and 70 basis points, respectively, as compared with 2015 adjusted operating income of $470 million (adjusted operating margin of 12.9%). This increase in adjusted operating income was driven by strong progress in our productivity initiatives and cost saving actions, which more than offset cost inflation, spending on strategic investments in new products and technologies and unfavorable mix.
The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

(In millions)	2016	2015	Change
Water Infrastructure
Operating income	$308	$303	1.7%
Operating margin	13.7%	13.6%	10	bp
Restructuring and realignment costs	28	13	115.4%
Special charges	5	1	400.0%
Adjusted operating income	$341	$317	7.6%
Adjusted operating margin	15.2%	14.2%	100	bp
Applied Water
Operating income	$188	$190	(1.1)%
Operating margin	13.5%	13.4%	10	bp
Restructuring and realignment costs	16	7	128.6%
Adjusted operating income	$204	$197	3.6%
Adjusted operating margin	14.6%	13.9%	70	bp
Sensus
Operating loss	$(17)	$—	100.0%
Operating margin	(12.9)%	—%	NM	bp
Sensus acquisition related costs	25	—	100.0%
Restructuring and realignment costs	1	—	100.0%
Adjusted operating income	$9	$—	100.0%
Adjusted operating margin	6.8%	—%	NM	bp
Corporate and other
Operating loss	$(73)	$(44)	65.9%
Restructuring and realignment costs	2	—	NM
Sensus acquisition related costs	28	—	NM
Adjusted operating loss	$(43)	$(44)	(2.3)%
Total Xylem
Operating income	$406	$449	(9.6)%
Operating margin	10.8%	12.3%	(150)	bp
Restructuring and realignment costs	47	20	135.0%
Sensus acquisition related costs	53	—	100.0%
Special charges	5	1	NM
Adjusted operating income	$511	$470	8.7%
Adjusted operating margin	13.6%	12.9%	70	bp
NM    Not Meaningful
Water Infrastructure
Operating income for our Water Infrastructure segment increased $5 million or 1.7%, with operating margin also increasing slightly from 13.6% to 13.7%, a 10 basis point increase as compared to the prior year. Operating margin was negatively impacted by a $15 million increase in restructuring and realignment costs. Excluding restructuring and realignment costs, adjusted operating income increased $24 million or 7.6%, with adjusted operating margin increasing from 14.2% to 15.2%, a 90 basis point increase as compared to the prior year. The increase in adjusted operating margin was due to global procurement and continuous improvement initiatives, which more than offset cost inflation and increased spending in growth initiatives.

Applied Water
Operating income for our Applied Water segment decreased $2 million or 1.1%, with operating margin increasing slightly from 13.4% to 13.5%. Operating margin was negatively impacted by increased restructuring and realignment costs of $9 million. Excluding restructuring and realignment costs, adjusted operating income increased $7 million or 3.6%, with adjusted operating margin increasing from 13.9% to 14.6%, a 60 basis point increase as compared to the prior year. The increase in adjusted operating margin was due to global procurement and productivity gains, which more than offset cost inflation, strategic investments and unfavorable mix.
Sensus
Sensus had an operating loss of $17 million for the last two months of 2016. This operating loss included $25 million of Sensus acquisition related costs and $1 million of restructuring charges. Excluding these costs, adjusted operating income was $9 million.
Corporate and other
Operating loss for corporate and other increased $29 million or 65.9% (decreased $1 million or 2.3% on an adjusted basis) compared to the prior year, primarily due to $28 million of Sensus acquisition related costs and increased restructuring costs of $2 million.
Interest Expense
Interest expense was $70 million and $55 million for 2016 and 2015, respectively, primarily related to interest on our Senior Notes, including a make-whole interest premium of $7 million that was paid in the second quarter of 2016 and fees of $5 million related to the Bridge Facility entered into for the Sensus acquisition. See Note 13, “Credit Facilities and Long-Term Debt,” for further details.
Income Tax Expense
The income tax provision for 2016 was $80 million at an effective tax rate of 23.5% compared to $63 million at an effective tax rate of 15.6% in 2015. The 2016 effective tax rate is higher than 2015 due to an increase in valuation allowance and impact of repatriation of foreign earnings offset by a favorable settlement with the tax authorities.
Other Comprehensive (Loss) Income
Other comprehensive loss before tax of $57 million in 2016 as compared to $130 million loss in 2015 was primarily due to foreign currency translation loss of $65 million in 2016 compared to a loss of $180 million for 2015. Contributing to this decreased loss was a lower translation loss of $115 million primarily due to less weakening of the Swedish Krona and the Canadian Dollar against the U.S. Dollar, partially offset by the additional weakening of the Euro and the Great British Pound against the U.S. Dollar. Additionally, there were net investment hedges in place that more than offset the weakening of the Euro against the U.S. Dollar, contributing a net Euro gain into comprehensive income in 2016. Other items offsetting the lower translation loss of $115 million were net changes in postretirement benefit plan gains/losses of $43 million.
2015 versus 2014
Revenue
Revenue generated for 2015 was $3,653 million, a decrease of $263 million, or 6.7%, compared to $3,916 million in 2014. On a constant currency basis, revenue grew 1.3%. This increase included strong organic revenue growth within emerging markets, particularly in China and India. The United States and western Europe also grew organically, which was partially offset by declines in Canada. In addition, the organic growth was partially offset by the divestiture of the Wolverhampton valves business early in the third quarter of 2014.

The following table illustrates the impact on 2015 revenue from organic growth, recent acquisitions/divestitures, and foreign currency translation in relation to revenue.

	Water Infrastructure		Applied Water		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change
2014 Revenue	$2,442		$1,474		$3,916
Organic Growth	22	0.9%	38	2.6%	60	1.5%
Acquisitions	1	—%	(11)	(0.7)%	(10)	(0.3)%
Constant Currency	23	0.9%	27	1.8%	50	1.3%
Foreign currency translation (a)	(234)	(9.6)%	(79)	(5.4)%	(313)	(8.0)%
Total change in revenue	(211)	(8.6)%	(52)	(3.5)%	(263)	(6.7)%
2015 Revenue	$2,231		$1,422		$3,653

(a)
Foreign currency translation impact primarily due to fluctuations in the value of the Euro, Swedish Krona, Australian Dollar, British Pound, Canadian Dollar and Norwegian Krone against the U.S. Dollar.

Water Infrastructure
Water Infrastructure’s revenue decreased $211 million, or 8.6% in 2015 (0.9% increase on a constant currency basis) compared to 2014. The constant currency increase consisted of organic growth of $22 million or 0.9% driven by continued strength in the public utility end market partially offset by weakness in the industrial market. The industrial market performance decline was due to decreases in dewatering applications in the oil and gas market which more than offset increases in the balance of the industrial market.
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
Applied Water
Applied Water’s revenue decreased $52 million, or 3.5% in 2015 (a 1.8% increase on a constant currency basis) compared to 2014. The growth on a constant currency basis consisted of organic revenue growth of $38 million, or 2.6%, which was partially offset by the absence of $11 million in revenue from the divested Wolverhampton valves business. The increase in organic revenue was due to strength in the commercial, industrial water and residential end markets, partially offset by declines in the agriculture end market.
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
Operating Expenses

(in millions)	2015	2014	Change
Selling, general and administrative expenses	$854	$920	(7.2)%
SG&A as a % of revenue	23.4%	23.5%	(10	)bp
Research and development expenses	95	104	(8.7)%
R&D as a % of revenue	2.6%	2.7%	(10	)bp
Restructuring charges	6	26	(76.9)%
Operating expenses	$955	$1,050	(9.0)%
Expense to revenue ratio	26.1%	26.8%	(70	)bp
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
Total costs associated with actions that commenced during 2015 were $5 million for Water Infrastructure and $1 million for Applied Water. These costs primarily comprise severance charges. As a result of these actions initiated in 2015, we achieved savings of approximately $2 million in 2015 and annual net savings beginning in 2016 of approximately $3 million, resulting in $1 million of incremental savings in 2016 from the 2015 actions.
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
The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

(in millions)	2015	2014	Change
Water Infrastructure
Operating income	$303	$321	(5.6)%
Restructuring and realignment costs	13	29	(55.2)%
Special charges	1	—	NM
Adjusted operating income	$317	$350	(9.4)%
Adjusted operating margin	14.2%	14.3%	(10	)bp
Applied Water
Operating income	$190	$193	(1.6)%
Restructuring and realignment costs	7	13	(46.2)%
Adjusted operating income	$197	$206	(4.4)%
Adjusted operating margin	13.9%	14.0%	(10	)bp
Corporate and other
Operating loss	$(44)	$(51)	(13.7)%
Restructuring and realignment costs	—	1	(100.0)%
Adjusted operating loss	$(44)	$(50)	(12.0)%
Total Xylem
Operating income	$449	$463	(3.0)%
Restructuring and realignment costs	20	43	(53.5)%
Special charges	1	—	NM
Adjusted operating income	$470	$506	(7.1)%
Adjusted operating margin	12.9%	12.9%	—	bp
NM    Not Meaningful

Water Infrastructure
Operating income for our Water Infrastructure segment decreased $18 million or 5.6%, while operating margin increased from 13.1% to 13.6%, over the prior year. Contributing to the increase in operating margin was a reduction of $16 million in restructuring and realignment costs. Excluding restructuring and realignment costs and special charges, adjusted operating margin decreased $33 million, or 9.4%, with adjusted operating margin decreasing from 14.3% to 14.2% compared to the prior year. The reduction in adjusted operating margin was due to cost inflation and unfavorable mix resulting from the declines in our dewatering business driven by oil and gas weakness, and lower emerging market margins. This was partially offset by cost savings from procurement initiatives, lean six sigma initiatives and restructuring actions.
Applied Water
Operating income for our Applied Water segment decreased $3 million, or 1.6%, with operating margin increasing from 13.1% to 13.4% compared to the prior year. Contributing to the increase in operating margin was a reduction of $7 million in restructuring and realignment costs. Excluding restructuring and realignment costs, adjusted operating income decreased $9 million, or 4.4%, with adjusted operating margin decreasing from 14.0% to 13.9%. The reduction in adjusted operating margin was due to cost inflation, unfavorable mix and foreign exchange impacts, partially offset by cost reductions from procurement and lean six sigma initiatives and higher volume.
Corporate and other
Operating loss for corporate and other decreased $7 million or 13.7% (decreased $6 million or 12.0% on an adjusted basis) compared to the prior year. The reduction in operating loss was primarily due to reduced information technology and franchise tax costs, as well as reduced restructuring and realignment costs.
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
Other Comprehensive (Loss) Income
Other comprehensive loss before tax of $130 million in 2015 as compared to $284 million loss in 2014 was primarily due to a $23 million net gain in postretirement benefit plans foreign currency in 2015 as compared to a net loss of $110 million for 2014. Further contributing to this decreased loss was a lower translation loss of $26 million primarily due to less weakening of the Euro against the U.S. Dollar largely offset by the additional weakening of the Swedish Krona against the U.S. Dollar. Additionally, there was a release of $8 million of currency translation gains out of Other comprehensive (loss) income recognized as part of gain from the sale of a business.
Liquidity and Capital Resources
The following table summarizes our sources and uses of cash:

	Year Ended December 31,
(in millions)	2016	2015	2014
Operating activities	$497	$464	$416
Investing activities	(1,886)	(132)	(86)
Financing activities	1,034	(262)	(147)
Foreign exchange (a)	(17)	(53)	(53)
Total	$(372)	$17	$130

(a)	2016 impact is primarily due to the weakness of the Euro and the Chinese Yuan against the U.S. Dollar. 2015 and 2014 impact is primarily due to the weakness of the Euro against the U.S. Dollar.

Sources and Uses of Liquidity
Operating Activities
During 2016, net cash provided by operating activities was $497 million, compared to $464 million in 2015. The $33 million year-over-year increase was primarily driven by continued improvement in working capital levels. The improvement in working capital includes significant contribution from the acquisition of Sensus during the fourth quarter of 2016 which has positively impacted our working capital efficiency.
During 2015, net cash provided by operating activities was $464 million, compared to $416 million in 2014. The $48 million year-over-year increase was primarily driven by a decrease in the use of working capital driven by improved inventory levels and improved collections of receivables. Lower payments for restructuring and postretirement benefit plans were more than offset by increased payments for foreign value-added taxes as compared to the prior year.
Investing Activities
Cash used in investing activities was $1,886 million in 2016, compared to $132 million in 2015. The increase of $1,754 million was primarily due to $1,782 million spent on the acquisition of Sensus and two other businesses in 2016 as compared to $18 million in 2015. Cash provided from other investing activities partially offset the usage.
Cash used in investing activities was $132 million in 2015 compared to $86 million in 2014. The increase of $46 million was primarily due to $18 million spent on an acquisition in 2015 as compared cash received in 2014 of $30 million for the sale of our Wolverhampton business.
Financing Activities
Cash generated by financing activities was $1,034 million in 2016. In 2015 and 2014, financing activities used $262 million and $147 million of cash respectively. In 2016, the net increase in cash provided was due to the issuance of long term and short term debt related to acquisition financing and a reduction in share repurchases. This increase was partially offset by net repayments of short term debt (see Note 13, "Credit Facilities and Long-Term Debt" of our consolidated financial statements for a full discussion of debt activities) and higher dividend payments. In 2015, the $115 million increase is primarily driven by an increase in share repurchase activity of $45 million and an increase of $8 million, or a 10% per share increase, in dividends paid to shareholders as well as a decrease in cash received from short-term debt borrowings under the European Investment Bank facility of $50 million.
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
We monitor our global funding requirements and seek to meet our liquidity needs on a cost effective basis. Based on our current global cash positions, cash flows from operations and access to the commercial paper markets, we believe there is sufficient liquidity to meet our funding requirements.  In addition, our existing committed credit facilities and access to the public debt markets would provide further liquidity if required.
We anticipate that our present sources of funds, including funds from operations and additional borrowings, will provide us with sufficient liquidity and capital resources to meet our liquidity and capital needs in both the United States and outside of the United States over the next twelve months.
Credit Facilities & Long-Term Contractual Commitments
See Note 13, "Credit Facilities and Long-Term Debt" of our consolidated financial statements for a description of our credit facilities and long-term debt.
Non-U.S. Operations
For 2016 and 2015, we generated 58% and 59% of our revenue from non-U.S. operations, respectively. While the addition of Sensus will increase our revenue profile in the U.S., we continue to grow our operations in the emerging markets and elsewhere outside of the United States. As such, we expect to continue to generate significant revenue from non-U.S. operations and expect a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of our review, it is determined that all or a portion of the funds may be needed for our operations in the United States, we may be required to accrue additional U.S. taxes. As of December 31, 2016, our foreign subsidiaries were holding $242 million in cash or marketable securities.
As of December 31, 2016, our excess of financial reporting over the tax basis of investments in certain foreign subsidiaries totaled $1.9 billion. We have not asserted that $81 million of our excess basis difference will be indefinitely reinvested and have therefore provided for U.S or additional foreign withholding taxes for that portion. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.
Contractual Obligations
The following table summarizes our contractual commitments as of December 31, 2016:

(in millions)	2017	2018 - 2019	2020 - 2021	Thereafter	Total
Debt and capital lease obligations (1)	$261	$—	$600	$1,532	$2,393
Interest payments (1) (2)	76	150	150	544	920
Operating lease obligations	65	90	45	23	223
Purchase obligations (3)	72	11	—	—	83
Other long-term obligations reflected on the balance sheet	1	4	2	6	13
Total commitments	$475	$255	$797	$2,105	$3,632
In addition to the amounts presented in the table above, we have recorded liabilities for uncertain tax positions of $67 million, net investment hedges of $6 million and employee severance indemnity of $13 million. These amounts have been excluded from the contractual obligations table due to an inability to reasonably estimate the timing or amounts of such payments in individual years. Further, benefit payments which reflect expected future service related to the Company's pension and other postretirement employee benefit obligations are presented in Note 14, “Postretirement Benefit Plans” of the consolidated financial statements and are not included in the above table. Finally, estimated environmental payments and workers' compensation and general liability reserves are excluded from the table above. We estimate, based on historical experience, that we will spend approximately $1 million to $2 million per year on environmental investigation and remediation and approximately $6 million to $7 million per year on workers' compensation and general liability. At December 31, 2016, we had estimated and accrued $4 million and $24 million related to environmental matters, and workers' compensation and general liability, respectively.

(1)
Refer to Note 13, “Credit Facilities and Long-Term Debt,” of the consolidated financial statements for discussion of the use and availability of debt and revolving credit agreements. Amounts represent principal payments of short-term and long-term debt including current maturities and exclude unamortized discounts.

(2)	Amounts represent estimates of future interest payments on short-term and long-term debt outstanding as of December 31, 2016.

(3)
Represents unconditional purchase agreements that are enforceable and legally binding and that specify all significant terms to purchase goods or services, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase agreements that are able to cancel without penalty have been excluded.

Off-Balance Sheet Arrangements
As of December 31, 2016, we have issued guarantees for the debt and other obligations of consolidated subsidiaries in the normal course of business. We have determined that none of these arrangements has a material current effect or is reasonably likely to have a material future effect on our consolidated financial statements, financial condition, changes in financial condition, revenues or expenses, liquidity, capital expenditures or capital resources.
We obtain certain stand-by letters of credit, bank guarantees and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of December 31, 2016, the amount of stand-by letters of credit, bank guarantees and surety bonds was $218 million.
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
We enter into contracts to sell our products and services, and while the majority of our sales agreements contain standard terms and conditions, certain agreements contain multiple elements or non-standard terms and conditions. Where sales agreements contain multiple elements or non-standard terms and conditions, judgment is required to determine the appropriate accounting, including whether the deliverables specified in these agreements should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the transaction price should be allocated among the elements and when to recognize revenue for each element. When a sale involves multiple deliverables, the total revenue from the arrangement is allocated to each unit of accounting based on the relative selling price of the deliverable to all other deliverables in the contract. Revenue for multiple element arrangements is recognized when the appropriate revenue recognition criteria for the individual deliverable have been satisfied. Generally, these elements are satisfied within the same reporting period although certain contracts may be completed over 6 months. The allocation of sales price between elements may impact the timing of revenue recognition, but will not change the total revenue recognized on the arrangement. For delivered elements accounted for as separate units of accounting in a multiple element arrangement, revenue is recognized only when the delivered elements have standalone value, there are no uncertainties regarding customer acceptance and there are no customer-negotiated refund or return rights affecting the sales recognized.
Certain businesses enter into long-term construction-type sales contracts for which revenue is recognized under the percentage-of-completion method based upon percentage of costs incurred to total estimated costs.
We record a reduction in revenue at the time of sale for estimated product returns, rebates and other allowances, based on historical experience and known trends.
We are currently evaluating the impact of the new accounting guidance regarding revenue from contracts with customers that is effective for annual reporting periods beginning after December 15, 2017 (refer to Note 2 “Recently Issued Accounting Pronouncements”). At this point in our review process, we do not believe that the new revenue guidance will have a material impact on our financial statements. An evaluation of the impact of this guidance on the Sensus business has not yet been performed.
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
Business Combinations. We record acquisitions using the purchase method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration is recorded at fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed, in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. These assumptions and estimates include a market participant’s use of the asset and the appropriate discount rates for a market participant. Our estimates are based on historical experience, information obtained from the management of the acquired companies and, when appropriate, includes assistance from independent third-party appraisal firms. Significant assumptions and estimates include, but are not limited to, the cash flows that an asset is expected to generate in the future, the cost to build/recreate certain technology, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.
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
During the fourth quarter of 2016, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were substantially in excess of each of their carrying values. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment. We determined that no impairment of the indefinite-lived intangibles existed as of the measurement date in 2016.
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
Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different geographical regions. We perform ongoing credit evaluations of the financial condition of our third-party distributors, resellers and other customers and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of December 31, 2016 and 2015 we do not believe we have any significant concentrations of credit risk.
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
Significant Assumptions
Management develops each assumption using relevant Company experience, in conjunction with market-related data for each individual country in which such plans exist. All assumptions are reviewed annually with third-party consultants and adjusted as necessary. The table included below provides the weighted average assumptions used to estimate our defined benefit pension obligations and costs as of and for the years ended 2016 and 2015.

	2016		2015
	U.S.	Int’l	U.S.	Int’l
Benefit Obligation Assumptions
Discount rate	4.25%	2.63%	4.27%	3.44%
Rate of future compensation increase	NM	2.76%	NM	3.29%
Net Periodic Benefit Cost Assumptions
Discount rate	4.27%	3.44%	4.01%	3.14%
Expected long-term return on plan assets	8.00%	7.25%	8.00%	7.31%
Rate of future compensation increase	NM	3.29%	NM	3.34%

NM	Not meaningful. The pension benefits for future service for all the U.S. pension plans are based on years of service and not impacted by future compensation increases.
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

	2016	2015	2014
Expected long-term rate of return on plan assets	7.32%	7.38%	7.38%
Actual rate of return on plan assets	12.20%	3.51%	18.13%
For the recognition of net periodic pension cost, the calculation of the expected return on plan assets is generally derived by applying the expected long-term rate of return to the market-related value of plan assets. The market-related value of plan assets is based on average asset values at the measurement date over the last five years. The use of fair value, rather than a calculated value, could materially affect net periodic pension cost. The weighted average expected long-term rate of return for all of our plan assets to be used in determining net periodic benefit costs for 2017 is estimated at 7.30%. We estimate that every 25 basis point change in the expected return on plan assets impacts the expense by $1 million.
The discount rate reflects our expectation of the present value of expected future cash payments for benefits at the measurement date. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense. We base the discount rate assumption on current investment yields of high-quality fixed income investments during the retirement benefits maturity period. The pension discount rate was determined by considering an interest rate yield curve comprising AAA/AA bonds, with maturities between zero and 30 years, developed by the plan’s actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single-point discount rate matching the plan’s characteristics. Our weighted average discount rate for all pension plans effective January 1, 2017, is 2.82%. We estimate that every 25 basis point change in the discount rate impacts the expense by $1 million.
The rate of future compensation increase assumption reflects our long-term actual experience and future and near-term outlook. Effective January 1, 2017, our expected rate of future compensation is 2.80% for all pension plans. The estimated impact of a 25 basis point change in the expected rate of future compensation is less than $1 million.
The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 8.14% for 2017, decreasing ratably to 4.50% in 2025. An increase or decrease in the health care trend rates by one percent per year would impact the aggregate annual service and interest components by less than $1 million, and impact the benefit obligation by approximately $5 million.

We currently anticipate making contributions to our pension and postretirement benefit plans in the range of $20 million to $30 million during 2017, of which $6 million is expected to be made in the first quarter.
Funded Status
Funded status is derived by subtracting the respective year-end values of the projected benefit obligations from the fair value of plan assets. We estimate that every 25 basis point change in the discount rate impacts the funded status by approximately $29 million.
Fair Value of Plan Assets
The plan assets of our pension plans comprise a broad range of investments, including domestic and foreign equity securities, interests in private equity and hedge funds, fixed income investments, insurance contracts, and cash and cash equivalents.
A portion of our pension benefit plan assets portfolio comprises investments in private equity and hedge funds. The private equity and hedge fund investments are generally measured at net asset value. However, in certain instances, the values reported by the asset managers were not current at the measurement date. Accordingly, we made estimate adjustments to the last reported value where necessary to measure the assets at fair value at the measurement date. These adjustments consider information received from the asset managers, as well as general market information. The adjustment recorded at December 31, 2016 and 2015 for these assets represented less than one percent of total plan assets in each respective year. Asset values for other positions were generally measured using market observable prices. We estimate that a 5% change in asset values will impact funded status by approximately $26 million.
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
Foreign Currency Exchange Rate Risk
We conduct approximately 58% of our business in various locations outside the United States.
Our economic foreign currency risk primarily relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. We may use derivative financial instruments to offset risk related to receipts from customers and payments to suppliers, when it is believed that the exposure will not be limited by our normal operating and financing activities. We enter into currency forward contracts periodically in order to manage the exchange rate fluctuation risk on certain intercompany transactions associated with third party sales and purchases. These risks are also mitigated by natural hedges including the presence of manufacturing facilities outside the United States, global sourcing and other spending which occurs in foreign countries. Our principal foreign currency transaction exposures primarily relate to the Swedish Krona, Polish Zloty, Canadian Dollar, British Pound, and Australian Dollar. We estimate that a hypothetical 10% movement in foreign currency exchange rates would not have a material economic impact to Xylem’s financial position and results of operations.
Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. Dollar. The translation risk is primarily concentrated in the exchange rate between the U.S. Dollar and the Euro, British Pound, Chinese Yuan, Swedish Krona, Canadian Dollar and Australian Dollar. As the U.S. Dollar strengthens against other currencies in which we transact business, revenue and income will generally be negatively impacted, and if the U.S. Dollar weakens, revenue and income will generally be positively impacted. We estimate that a hypothetical 10% movement of the U.S. Dollar to the various foreign currency exchange rates we translate from, in the aggregate, could have approximately a 5% and 8% impact on Xylem's consolidated revenue and income, respectively, as reported in U.S. Dollars. We expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so, though our intent is to indefinitely reinvest most of these funds outside of the U.S. As such, we do not expect translation risk to have a material economic impact on our financial position and results of operations.
Interest Rate Risk
As of December 31, 2016, our long term debt portfolio is primarily comprised of four series of fixed-rate senior notes that total $2.0 billion. The senior notes are not exposed to interest rate risk as the bonds are at a fixed-rate until maturity. Until the Company closes the refinancing of the notes due, we are exposed to interest rate risk that can potentially impact the planned issuance of debt instruments. Based on current interest rate market we do not anticipate material risk associated with our debt refinancing within the target time-frame of completion.
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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Xylem Inc.
Rye Brook, New York

We have audited the accompanying consolidated balance sheets of Xylem Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Xylem Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 23, 2017

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(In Millions, except per share data)

Year Ended December 31,	2016	2015	2014
Revenue	$3,771	$3,653	$3,916
Cost of revenue	2,310	2,249	2,403
Gross profit	1,461	1,404	1,513
Selling, general and administrative expenses	915	854	920
Research and development expenses	110	95	104
Restructuring charges	30	6	26
Operating income	406	449	463
Interest expense	70	55	54
Other non-operating income, net	4	—	1
Gain from sale of business	—	9	11
Income before taxes	340	403	421
Income tax expense	80	63	84
Net income	$260	$340	$337
Earnings per share:
Basic	$1.45	$1.88	$1.84
Diluted	$1.45	$1.87	$1.83
Weighted average number of shares:
Basic	179.1	180.9	183.1
Diluted	180.0	181.7	184.2
Dividends declared per share	$0.6196	$0.5632	$0.5120

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)

Year Ended December 31,	2016	2015	2014
Net income	$260	$340	$337
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(65)	(180)	(206)
Foreign currency gain reclassified into net income	—	(8)	—
Net change in derivative hedge agreements:
Unrealized losses	—	(22)	(22)
Amount of (gain) loss reclassified into net income	(2)	20	6
Net change in postretirement benefit plans:
Net (loss) gain	(20)	23	(110)
Prior service credit	1	1	17
Amortization of prior service credit cost	(3)	(3)	(1)
Amortization of net actuarial loss into net income	13	18	11
Settlement	—	—	1
Foreign currency translation adjustment	19	21	20
Other comprehensive loss, before tax	(57)	(130)	(284)
Income tax expense (benefits) related to other comprehensive loss	23	9	(18)
Other comprehensive loss, net of tax	(80)	(139)	(266)
Comprehensive income	$180	$201	$71

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, except per share amounts)

December 31,	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$308	$680
Receivables, less allowances for discounts, returns and doubtful accounts of $30 and $33 in 2016 and 2015, respectively	843	749
Inventories	522	433
Prepaid and other current assets	166	143
Total current assets	1,839	2,005
Property, plant and equipment, net	616	439
Goodwill	2,632	1,584
Other intangible assets, net	1,201	435
Other non-current assets	186	194
Total assets	$6,474	$4,657
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$457	$338
Accrued and other current liabilities	521	407
Short-term borrowings and current maturities of long-term debt	260	78
Total current liabilities	1,238	823
Long-term debt, net	2,108	1,196
Accrued postretirement benefits	408	335
Deferred income tax liabilities	352	118
Other non-current accrued liabilities	161	101
Total liabilities	4,267	2,573
Commitment and Contingencies (Note 18)
Stockholders’ equity:
Common stock — par value $0.01 per share:
Authorized 750.0 shares, issued 191.4 and 190.2 shares in 2016 and 2015, respectively	2	2
Capital in excess of par value	1,876	1,834
Retained earnings	1,033	885
Treasury stock – at cost 11.9 shares and 11.8 shares in 2016 and 2015, respectively	(403)	(399)
Accumulated other comprehensive loss	(318)	(238)
Total stockholders’ equity	2,190	2,084
Non-controlling interest	17	—
Total equity	2,207	2,084
Total liabilities and stockholders’ equity	$6,474	$4,657

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions)

Year Ended December 31,	2016	2015	2014
Operating Activities
Net income	$260	$340	$337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	87	88	95
Amortization	64	45	47
Deferred income taxes	14	(9)	(29)
Share-based compensation	18	15	18
Restructuring charges, net	30	6	26
Gain from sale of businesses	—	(9)	(11)
Other, net	6	12	2
Payments for restructuring	(16)	(14)	(26)
Contributions to postretirement benefit plans	(27)	(25)	(35)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(6)	(24)	(37)
Changes in inventories	(15)	23	(49)
Changes in accounts payable	61	20	17
Changes in accrued liabilities	13	(11)	3
Changes in accrued taxes	(13)	(3)	25
Net changes in other assets and liabilities	21	10	33
Net Cash — Operating activities	497	464	416
Investing Activities
Capital expenditures	(124)	(117)	(119)
Proceeds from the sale of property, plant and equipment	1	—	2
Acquisitions of businesses and assets, net of cash acquired	(1,782)	(18)	—
Proceeds from sale of business	—	1	30
Other, net	19	2	1
Net Cash — Investing activities	(1,886)	(132)	(86)
Financing Activities
Short-term debt issued	274	—	52
Short-term debt repaid	(80)	(3)	—
Long-term debt issued, net	1,540	—	—
Long-term debt repaid	(608)	—	—
Repurchase of common stock	(4)	(179)	(134)
Proceeds from exercise of employee stock options	24	21	26
Excess tax benefit from share based compensation	—	2	2
Dividends paid	(112)	(102)	(94)
Other, net	—	(1)	1
Net Cash — Financing activities	1,034	(262)	(147)
Effect of exchange rate changes on cash	(17)	(53)	(53)
Net change in cash and cash equivalents	(372)	17	130
Cash and cash equivalents at beginning of year	680	663	533
Cash and cash equivalents at end of year	$308	$680	$663
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$49	$52	$51
Income taxes (net of refunds received)	$78	$75	$81
See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Millions, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2013	$2	$1,753	$405	$167	$(86)	$—	$2,241
Net income			337				337
Other comprehensive loss, net				(266)			(266)
Dividends declared ($0.5120 per share)			(94)				(94)
Stock incentive plan activity		43					43
Repurchase of common stock					(134)		(134)
Balance at December 31, 2014	$2	$1,796	$648	$(99)	$(220)	$—	$2,127
Net income			340				340
Other comprehensive loss, net				(139)			(139)
Dividends declared ($0.5632 per share)			(103)				(103)
Stock incentive plan activity		38					38
Repurchase of common stock					(179)		(179)
Balance at December 31, 2015	$2	$1,834	$885	$(238)	$(399)	$—	$2,084
Net income			260				260
Other comprehensive loss, net				(80)			(80)
Dividends declared ($0.6196 per share)			(112)				(112)
Stock incentive plan activity		42					42
Repurchase of common stock					(4)		(4)
Acquisition activity						17	17
Balance at December 31, 2016	$2	$1,876	$1,033	$(318)	$(403)	$17	$2,207

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Xylem Inc. (“Xylem” or the “Company”) is a leading equipment and service provider for water and wastewater applications with a broad portfolio of products and services addressing the full cycle of water, from collection, distribution and use to the return of water to the environment. Xylem operates in three segments, Water Infrastructure, Applied Water and Sensus. The Water Infrastructure segment focuses on the transportation, treatment and testing of water, offering a range of products including water and wastewater pumps, treatment and testing equipment, and controls and systems. The Applied Water segment serves many of the primary uses of water and focuses on the residential, commercial, industrial and agricultural markets. The Applied Water segment’s major products include pumps, valves, heat exchangers, controls and dispensing equipment. The Sensus segment develops advanced technology solutions that enable intelligent use and conservation of critical water and energy resources. The Sensus segment's major products include smart metering, networked communications, measurement and control technologies, software and services including cloud-based analytics, remote monitoring and data management.
On October 31, 2011 (the "Distribution Date"), ITT Corporation (“ITT”) completed the Spin-off (the “Spin-off”) of Xylem, formerly ITT’s water equipment and services businesses. The Spin-off was completed pursuant to the Distribution Agreement, dated as of October 25, 2011 (the “Distribution Agreement”), among ITT (now ITT LLC), Exelis Inc., acquired by Harris Inc. on May 29, 2015, (“Exelis”) and Xylem. Xylem Inc. was incorporated in Indiana on May 4, 2011 in connection with the Spin-off.
Hereinafter, except as otherwise indicated or unless the context otherwise requires, “Xylem,” “we,” “us,” “our” and “the Company” refer to Xylem Inc. and its subsidiaries. References in the notes to the consolidated financial statements to “ITT” or “ former parent” refers to ITT Corporation (now ITT LLC) and its consolidated subsidiaries (other than Xylem Inc.).
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, postretirement obligations and assets, revenue recognition, income tax contingency accruals and valuation allowances, valuation of intangible assets, goodwill and indefinite lived intangible impairment testing and contingent liabilities. Actual results could differ from these estimates.
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
The deliverables in our arrangements with multiple elements include various products and may include related services, such as installation and start-up services. Generally, these elements are satisfied within the same reporting period although certain contracts may be completed over 6 months. We allocate arrangement consideration based on the relative selling prices of the separate units of accounting determined in accordance with the hierarchy described above. For deliverables that are sold separately, we establish VSOE based on the price when the deliverable is sold separately. We establish TPE, generally for services, based on prices similarly situated customers pay for similar services from third-party vendors. For those deliverables for which we are unable to establish VSOE or TPE, we estimate the selling price considering various factors including market and pricing trends, geography, product customization, and profit objectives. Revenue for multiple element arrangements is recognized when the appropriate revenue recognition criteria for the individual deliverable have been satisfied.
Certain businesses enter into long-term construction-type sales contracts for which revenue is recognized under the percentage-of-completion method based upon percentage of costs incurred to total estimated costs.
Shipping and Handling Costs
Shipping and handling costs are recorded as a component of cost of revenue.
Share-Based Compensation
Share-based awards issued to employees and members of the Board of Directors include non-qualified stock options, restricted stock unit awards and performance share unit awards. Compensation costs resulting from share-based payment transactions are recognized primarily within selling, general and administrative expenses, at fair value over the requisite service period (typically three years) on a straight-line basis. The calculated compensation cost is adjusted based on an estimate of awards ultimately expected to vest. For performance awards, the calculated compensation cost is adjusted based on an estimate of awards ultimately expected to vest and our assessment of the probable outcome of the performance condition.The fair value of a non-qualified stock option is determined on the date of grant using a binomial lattice pricing model incorporating multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The fair value of restricted stock unit awards is determined using the closing price of our common stock on date of grant. The fair value of Return on Invested Capital ("ROIC") performance share units at 100% target is determined using the closing price of our common stock on date of grant. The fair value of Total Shareholder Return ("TSR") performance share units is calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share pr ice volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.
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
Receivables and Allowance for Doubtful Accounts and Discounts
Receivables primarily comprise uncollected amounts owed to us from transactions with customers and are presented net of allowances for doubtful accounts, returns and early payment discounts.
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
Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different geographical regions. We perform ongoing credit evaluations of the financial condition of our third-party distributors, resellers and other customers and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of December 31, 2016 and 2015 we do not believe we have any significant concentrations of credit risk.
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
Goodwill and Intangible Assets
Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of acquired businesses. Intangible assets include customer relationships, proprietary technology, brands and trademarks, patents, software and other intangible assets. Intangible assets with a finite life are amortized on a straight-line basis over an estimated economic useful life which ranges from 1 to 25 years and is included in cost of revenue or selling, general and administrative expense. Certain of our intangible assets, namely certain brands and trademarks, as well as FCC licenses, have an indefinite life and are not amortized.

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
Goodwill and indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually (or more frequently if impairment indicators arise, such as changes to the reporting unit structure, significant adverse changes in the business climate or an adverse action or assessment by a regulator). We conduct our annual impairment testing on the first day of our fourth quarter. For goodwill, the impairment test is a two-step test. In the first step, the estimated fair value of each reporting unit is compared to the carrying value of the net assets assigned to that reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the second step of the impairment test is not performed. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the impairment test is performed in order to measure the impairment loss to be recorded, if any. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We estimate the fair value of our reporting units and indefinite-lived intangible assets using an income approach. Under the income approach, we estimate fair value based on the present value of estimated future cash flows discounted at an appropriate rate.
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
We consider changes to a plan’s benefit formula that eliminate the accrual for future service but continue to allow for future salary increases (i.e. “soft freeze”) to be a curtailment.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income ("OCI") and is subsequently reclassified into either revenue or cost of revenue (hedge of sales classified into revenue and hedge of purchases classified into cost of revenue) in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivative is recognized directly in selling, general and administrative expenses. Our policy is to de-designate cash flow hedges at the time forecasted transactions are recognized as assets or liabilities on a business unit’s balance sheet and report subsequent changes in fair value through selling, general and administrative expenses where the gain or loss due to movements in currency rates on the underlying asset or liability is revalued. If it becomes probable that the originally forecasted transaction will not occur, the gain or loss related to the hedge recorded within accumulated other comprehensive income ("AOCI") is immediately recognized into net income.
The effective portion of changes in the fair value of derivatives designated and that qualify as net investment hedges of foreign exchange risk is recorded in OCI. Amounts in AOCI are reclassified into earnings at the time the hedged net investment is sold or substantially liquidated. Effectiveness of derivatives designated as net investment hedges is assessed using the forward method. Any ineffective portion of the change in fair value of the derivative is recognized directly in selling, general and administrative expenses.
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
Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2016 and 2015 were uninsured. Foreign cash balances at December 31, 2016 and 2015 were $242 million and $656 million, respectively.
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
NAV Practical Expedient is the measurement of fair value using the net asset value ("NAV") per share (or its equivalent) as an alternative to the fair value hierarchy as discussed above.
Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance amending the impairment testing of goodwill. Under current guidance, the testing of goodwill for impairment is performed at least annually using a two-step test. Step one involves comparing the fair value of a “reporting unit” to its carrying amount. If the applicable book value exceeds the reporting unit’s fair value then step two must be performed. Step two involves comparing the fair value of the reporting unit’s goodwill to the applicable carrying amount of the asset and recognizing an impairment charge equal to the amount by which the implied fair value of the goodwill exceeds its carrying amount. The amended guidance eliminates step two of the impairment test and allows an entity to record an impairment charge equal to the amount that the fair value of the applicable reporting unit exceeds its carrying amount, up to the value of the recorded goodwill. This guidance is effective prospectively for interim and annual goodwill impairment tests beginning after December 15, 2019 with early adoption permitted for interim or annual tests after January 1, 2017. The impact of this guidance on our financial condition and results of operations will only apply if the Company’s goodwill is determined to be impaired in future annual tests.
In October 2016, the FASB issued guidance amending the accounting for income taxes. Under current guidance the recognition of current and deferred income taxes for an intra-entity asset transfer is prohibited until the asset has been sold to an outside party. The amended guidance eliminates the prohibition against immediate recognition of current and deferred income tax amounts associated with intra-entity transfers of assets other than inventory. This guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The requirements of the amended guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are evaluating the impact of the guidance on our financial condition and results of operations.
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
In July 2015, the FASB issued guidance regarding simplifying the measurement of inventory. Under prior guidance, inventory is measured at the lower of cost or market, where market is defined as replacement cost, with a ceiling of net realizable value and a floor of net realizable value less a normal profit margin. The amended guidance requires the measurement of inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2016 and early application is permitted. This guidance will not have a material impact on our financial condition and results of operations.
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
Recently Adopted Pronouncements
In March 2016, the FASB issued an update on accounting for share-based payments.  The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the Consolidated Statements of Cash Flows. This standard is effective for annual reporting periods beginning after December 15, 2016. The Company elected to early adopt this standard in the quarter ended June 30, 2016 retroactively to January 1, 2016. The impact of the early adoption resulted in the following:

•
The Company recorded tax benefits of $3 million within income tax expense for the year ended December 31, 2016 related to the excess tax benefit on share-based awards. Prior to adoption this amount would have been recorded as an increase of capital in excess of par value. This change could create volatility in the Company's effective tax rate.

•
The Company no longer reflects the cash received from the excess tax benefit within cash flows from financing activities but instead now reflects this benefit within cash flows from operating activities in the Consolidated Statements of Cash Flows. The Company elected to apply this change in presentation prospectively and thus prior periods have not been adjusted.

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

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the year ended December 31, 2016. This increased diluted weighted average common shares outstanding by less than 300,000 shares for the aforementioned period.

In March 2016, the FASB amended the guidance regarding the use of the equity method to record certain investments. Under current guidance, if an investor increases its level of ownership interest in a company and consequently qualifies for the equity method, the investor must retroactively adjust its investment, results of operations and retained earnings to reflect balances that would have arisen if the equity method had been in effect during all previous periods that the investment was held. The amended guidance eliminates the need to retroactively adjust balances and instead allows for the prospective application of the equity method. This guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2016. We elected to early adopt this guidance effective January 2016. The adoption of this guidance did not impact our financial condition or results of operations.
In March 2016, in response to inconsistency in practice, the FASB issued guidance regarding the ability to maintain hedge accounting for a derivative instruments when one party to the instrument has been replaced by a new party (“a novation”). The new guidance states that a novation does not preclude the continued application of hedge accounting to a derivative assuming all other hedge accounting criteria continue to be met. This guidance is effective using either a prospective or a modified retrospective approach, for interim and annual reporting periods beginning after December 15, 2016. We elected to early adopt this guidance on a prospective basis effective January 2016. The adoption of this guidance did not impact our financial condition or results of operations.
In March 2016, the FASB issued guidance clarifying what steps need to be followed when evaluating if call or put options are not clearly and closely related to their debt hosts, and therefore must be accounted for as separate derivatives. The guidance prescribes a four step process to assess whether an event that triggers the ability to exercise a call or put option is clearly and closely related to the debt host. The four step decision sequence requires an entity to consider whether (1) the payoff is adjusted based on changes in an index; (2) the payoff is indexed to an underlying other than interest rates or credit risk; (3) the debt involves a substantial premium or discount; and (4) the call or put option is contingently exercisable. This guidance is effective using a modified retrospective approach, for interim and annual reporting periods beginning after December 15, 2016. We elected to early adopt this guidance effective January 2016. The adoption of this guidance did not impact our financial condition or results of operations.
Note 3. Acquisitions and Divestitures
2016 Acquisition
Sensus Worldwide Limited
On October 31, 2016, the Company acquired all of the outstanding equity interests of Sensus Worldwide Limited (other than Sensus Industries Limited) (“Sensus”) effective October 31, 2016 for $1,760 million ($1,704 million net of cash acquired), subject to certain adjustments as provided in the Share Purchase Agreement. Sensus is a leading, global technology provider of advanced utility infrastructure solutions and services. The Company delivers communications, metering, measurement, control and analysis technology that enables companies to more effectively use their distribution networks for the delivery of resources such as water, electricity and natural gas. In addition, Sensus produces pipe joining and repair products for water and natural gas utilities and is a supplier of precision-manufactured thin-wall, low-porosity aluminum die castings. The Company acquired Sensus because it believes that, within its market category, its products have superior qualities and usefulness to customers. The Company also acquired Sensus on the strength of its developed technology that we plan to leverage across our existing base of products and customers.

Acquisition costs of $19 million were reflected as a component of selling, general and administrative expenses in our Consolidated Income Statements.

Sensus results of operations were consolidated with the Company effective November 1, 2016 and it constitutes a separate reportable segment. Refer to Note 20 "Segment and Geographic Data" for Sensus segment information.

The preliminary Sensus purchase price allocation as of October 31, 2016 is shown in the following table.

(in millions)	Amount
Cash	$56
Receivables	105
Inventories	79
Prepaid and other current assets	20
Property, plant and equipment	181
Intangible assets	787
Other long-term assets	4
Accounts payable	(69)
Accrued and other current liabilities	(91)
Deferred income tax liabilities	(209)
Accrued post retirement benefits	(84)
Other non-current accrued liabilities	(58)
Total identifiable net assets	721

Goodwill	1,062
Non-controlling interest	(17)
Total consideration (a)	$1,766

(a)	Total consideration includes $1,760 million paid at closing and $6 million payable to former owners.
The fair values of Sensus assets and liabilities were determined based on preliminary estimates and assumptions which management believes are reasonable. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These adjustments will primarily relate to property, plant and equipment, intangible assets, certain liabilities, and income tax related items. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information is available but no later than one year from the acquisition date.

Goodwill arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of Sensus and Xylem. All of the goodwill was assigned to the Sensus segment and is not deductible for tax purposes.

The preliminary estimate of the fair value of Sensus identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows either through the use of the multi-period excess earnings method or the relief-from-royalty method. Some of the more significant assumptions inherent in the development of intangible asset values include: the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, the assessment of the intangible asset’s life cycle, as well as other factors. The following table summarizes key information underlying identifiable intangible assets related to the Sensus acquisition:

Category	Life	Amount (in millions)
Customer and Distributor Relationships	4 - 18 years	$558
Tradenames	10 - 25 years	98
Internally Developed Network Software	7 years	50
FCC Licenses	Indefinite lived	24
Technology	5 - 12 years	38
Other	1 - 16 years	19
Total		$787

The following table summarizes, on an unaudited proforma basis, the condensed combined results of operations of the Company for the years ended December 31, 2016 and 2015 assuming the acquisition of Sensus was made on January 1, 2015.

	Year Ended December 31,
(in millions)	2016	2015
Revenue	$4,528	$4,507
Net income	$286	$423

The foregoing unaudited proforma results are for informational purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the acquisition occurred on January 1, 2015, nor are they necessarily indicative of future results. The pro forma financial information includes the impact of purchase accounting and other nonrecurring items directly attributable to the acquisition, which include:

•	Adjustments to revenue resulting from the valuation of the acquired deferred revenue balance to fair value as part of purchase accounting

•	Amortization expense of acquired intangibles

•	Amortization of the fair value step-up in inventory

•	Adjustments to the depreciation of property, plant and equipment reflecting the impact of the calculated fair value of those assets in accordance with purchase accounting

•	Amortization of the fair value adjustment for warranty liabilities

•	Adjustments to interest expense to remove historical Sensus interest costs and reflect Xylem's current debt profile

•	The related tax impact of the above referenced adjustments

The pro forma results do not include any cost savings or operational synergies that may be generated or realized due to the acquisition of Sensus. Additionally, the pro forma results for the 2016 and 2015 both include the operating results for the three months ended March 31, 2016 due to the use of Sensus’ annual statement of operations for the fiscal year-ended March 31, 2016 in the twelve months ended December 31, 2015 pro forma numbers. This practice results in the recognition of a $16 million tax valuation release and a $27 million reduction to warranty expense in both the 2016 and 2015 pro forma results. Additionally, the pro forma results for 2015 include a tax valuation release of $64 million.

For the two month period ended December 31, 2016 Sensus had revenue and net loss of $132 million and $13 million, respectively.
Visenti Pte. Ltd
On October 18, 2016, we acquired Visenti Pte. Ltd. (“Visenti”), a smart water analytics company focused on leak detection and pressure monitoring solutions to help water utilities manage their water networks for $8 million with additional contingent consideration of up to $4 million. Visenti, a privately-owned company headquartered in Singapore, has approximately 25 employees. Our consolidated financial statements include Visenti's results of operations prospectively from October 18, 2016 within the Sensus segment.

Tideland Signal Corporation
On February 1, 2016, we acquired Tideland Signal Corporation (“Tideland”), a leading producer of analytics solutions in the coastal and ocean management sectors, for $70 million.  Tideland, a privately-owned company headquartered in Texas, has approximately 160 employees. Our consolidated financial statements include Tideland's results of operations prospectively from February 1, 2016 within the Water Infrastructure segment.
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
During 2015, we divested two businesses within our Water Infrastructure segment for $1 million, which were not material, individually or in the aggregate, to our results of operations or financial position. The sales resulted in a gain of $9 million, reflected in gain from sale of business in our Consolidated Income Statement.
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
Note 4. Restructuring Charges
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position ourselves based on the economic environment and customer demand. During 2016, 2015 and 2014, the costs incurred primarily relate to an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Applied Water and Water Infrastructure segments, as well as Sensus and Corporate headcount reductions. The components of restructuring charges incurred during each of the previous three years ended are presented below.

	Year Ended December 31,
(in millions)	2016	2015	2014
By component:
Severance and other charges	$28	$7	$26
Lease related charges	2	—	1
Fixed asset write-offs	1	—	—
Reversal of restructuring accruals	(1)	(1)	(1)
Total restructuring charges	30	6	26

By segment:
Water Infrastructure	$17	$5	$19
Applied Water	10	1	6
Sensus	1	—	—
Corporate and other	2	—	1

Restructuring
The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Balance Sheets within accrued and other current liabilities, for the years ended December 31, 2016 and 2015.

(in millions)	2016	2015
Restructuring accruals - January 1	$3	$12
Restructuring charges	30	6
Cash payments	(16)	(14)
Foreign currency and other	(2)	(1)
Restructuring accruals - December 31	$15	$3

By segment:
Water Infrastructure	$5	$1
Applied Water	5	1
Sensus	1	—
Regional selling locations (a)	2	1
Corporate and other	2	—

(a)
Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following is a rollforward of employee position eliminations associated with restructuring activities for the years ended December 31, 2016 and 2015.

	2016	2015
Planned reductions - January 1	82	133
Additional planned reductions	612	87
Actual reductions and reversals	(506)	(138)
Planned reductions - December 31	188	82

Total expected costs associated with actions that commenced during 2016 are approximately $19 million for
Water Infrastructure, these costs primarily consist of severance charges. Approximately $16 million of the expected cost was incurred in 2016. We currently expect activity related to these actions to continue through the end of 2017. Total expected costs associated with actions that commenced during 2016 are approximately $13 million for Applied Water, these costs primarily consist of severance charges. Approximately $10 million of the expected cost was incurred in 2016. We currently expect activity related to these actions to continue through the end of 2017. Total expected costs associated with actions commenced during 2016 are approximately $2 million for Sensus, these costs primarily consist of severance charges. Approximately $1 million of the expected cost was incurred in 2016. We currently expect activity related to these actions to continue through 2018. Total expected costs associated with actions that commenced during 2016 are approximately $2 million for Corporate, these costs primarily consist of severance charges. All of the costs related to these actions have been incurred in 2016.
Total expected costs associated with actions for Water Infrastructure that commenced during 2015 were approximately $5 million. These costs primarily consisted of severance charges. The actions are substantially complete with approximately $4 million of the expected cost incurred in 2015 and $1 million incurred during 2016. Total expected costs associated with actions for Applied Water that commenced during 2015 were approximately $1 million. These costs primarily consisted of severance charges. Substantially all of the costs associated with these actions were incurred in 2015.
Total expected costs associated with actions for Water Infrastructure that commenced during 2014 were approximately $19 million. The actions are substantially complete with approximately $18 million of the expected cost incurred in 2014 and $1 million incurred during 2015. Total expected costs associated with actions for Applied Water that commenced during 2014 were approximately $6 million. Substantially all of the costs associated with these actions were incurred in 2014.

Note 5. Other Non-Operating Income, Net
The components of other non-operating income, net are as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
Interest income	$2	$2	$2
Income from joint ventures	3	3	2
Other expense – net	(1)	(5)	(3)
Total other non-operating income, net	$4	$—	$1

Note 6. Income Taxes
The source of pre-tax income and the components of income tax expense are as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
Income components:
Domestic	$80	$116	$118
Foreign	260	287	303
Total pre-tax income	$340	$403	$421
Income tax expense components:
Current:
Domestic – federal	$19	$32	$44
Domestic – state and local	5	6	7
Foreign	42	34	62
Total Current	66	72	113
Deferred:
Domestic – federal	$19	$1	$(14)
Domestic – state and local	1	1	—
Foreign	(6)	(11)	(15)
Total Deferred	14	(9)	(29)
Total income tax provision	$80	$63	$84
Effective income tax rate	23.5%	15.6%	19.8%

Reconciliations between taxes at the U.S. federal income tax rate and taxes at our effective income tax rate on earnings before income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes	0.8	1.0	1.0
Settlements of tax examinations	(6.4)	0.5	0.4
Valuation allowance	18.5	8.6	22.9
Tax exempt interest	(14.3)	(13.1)	(26.3)
Foreign tax rate differential	(7.9)	(7.2)	(4.2)
Repatriation of foreign earnings, net of foreign tax credits	5.9	0.2	(1.7)
Tax incentives	(8.9)	(7.8)	(6.2)
Other – net	0.8	(1.6)	(1.1)
Effective income tax rate	23.5%	15.6%	19.8%

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
The following is a summary of the components of the net deferred tax assets and liabilities recognized in the Consolidated Balance Sheets:

	December 31,
(in millions)	2016	2015
Deferred tax assets:
Employee benefits	$126	$106
Accrued expenses	53	24
Loss and other tax credit carryforwards	387	285
Inventory	6	7
Other	—	3
	572	425
Valuation allowance	(311)	(248)
Net deferred tax asset	$261	$177
Deferred tax liabilities:
Intangibles	$434	$168
Investment in foreign subsidiaries	4	4
Property, plant, and equipment	61	17
Other	48	35
Total deferred tax liabilities	$547	$224

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize existing deferred tax assets. On the basis of this evaluation, as of December 31, 2016, a valuation allowance of $311 million has been established to reduce the deferred income tax asset related to certain U.S. and foreign net operating losses, U.S. foreign tax credits, and U.S. and foreign capital loss carryforwards.
A reconciliation of our valuation allowance on deferred tax assets is as follows:

(in millions)	2016	2015	2014
Valuation allowance — January 1	$248	$427	$349
Change in assessment (a)	17	(5)	(4)
Current year operations	38	39	100
Foreign currency and other (b)	(32)	(213)	(18)
Acquisitions	40	—	—
Valuation allowance — December 31	$311	$248	$427

(a) Increase in assessment in 2016 is primarily attributable to Foreign Tax Credits resulting from additional indebtedness from the Sensus acquisition.
(b) Included in foreign currency and other in 2015 is the reduction of a net operating loss that was subject to a valuation allowance of $176 million.

Deferred taxes are classified net of unrecognized tax benefits in the Consolidated Balance Sheets as follows:

	December 31,
(in millions)	2016	2015
Non-current assets	$66	$71
Non-current liabilities	(352)	(118)
Total net deferred tax liabilities	$(286)	$(47)

Tax attributes available to reduce future taxable income begin to expire as follows:

(in millions)	December 31, 2016	First Year of Expiration
U.S. net operating loss	$54	December 31, 2024
State net operating loss	175	December 31, 2017
U.S. tax credits	52	December 31, 2020
State tax credits	1	Indefinitely
Foreign net operating loss	1,270	December 31, 2018

As of December 31, 2016, we have provided a deferred tax liability of $6 million on the excess of $81 million of financial reporting over the tax basis of investments in certain foreign subsidiaries that has not been indefinitely reinvested. However, we have not provided for deferred taxes on the excess of financial reporting over the tax basis of investments in certain foreign subsidiaries in the amount of $1.9 billion because we plan to reinvest such amounts indefinitely outside the U.S. The determination of the amount of federal and state income taxes is not practicable because of complexities of the hypothetical calculation.
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

(in millions)	2016	2015	2014
Unrecognized tax benefits — January 1	$47	$44	$30
Current year tax positions	12	4	9
Prior year tax positions	(22)	1	7
Acquisitions	30	—	—
Settlements	—	(2)	(2)
Unrecognized tax benefits — December 31	$67	$47	$44

The amount of unrecognized tax benefits at December 31, 2016 which, if ultimately recognized, will reduce our annual effective tax rate is $67 million. We do not believe that the unrecognized tax benefits will significantly change within the next 12 months.
The following table summarizes our earliest open tax years by major jurisdiction:

Jurisdiction	Earliest Open Year
Italy	2011
Luxembourg	2013
Sweden	2011
Germany	2010
United Kingdom	2009
United States	2014
Switzerland	2011

We classify interest relating to unrecognized tax benefits as a component of other non-operating (expense) income, net and tax penalties as a component of income tax expense in our Consolidated Income Statements. The amount of accrued interest relating to unrecognized tax benefits as of December 31, 2016 and 2015 was $2 million.
Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share.

	Year Ended December 31,
	2016	2015	2014
Net Income (in millions)	$260	$340	$337
Shares (in thousands):
Weighted average common shares outstanding	179,069	180,854	183,030
Add: Participating securities (a)	37	39	47
Weighted average common shares outstanding — Basic	179,106	180,893	183,077
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	499	465	643
Dilutive effect of restricted stock units and performance share units	433	379	529
Weighted average common shares outstanding — Diluted	180,038	181,737	184,249
Basic earnings per share	$1.45	$1.88	$1.84
Diluted earnings per share	$1.45	$1.87	$1.83

(a)
Restricted stock awards containing rights to non-forfeitable dividends that participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

(b)Incremental shares from stock options, restricted stock units and performance share units are computed by the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock units and performance share units, reduced by the repurchase of shares with the proceeds from the assumed exercises and unrecognized compensation expense for outstanding awards. Performance share units are included in the treasury stock calculation of diluted earnings per share based upon achievement of underlying performance and market conditions at the end of the reporting period, as applicable. See Note 15, "Stock-Based Compensation Plans" for further detail on the performance share units.

	Year Ended December 31,
(in thousands)	2016	2015	2014
Stock options	1,892	2,616	2,720
Restricted stock units	514	723	525
Performance share units	373	181	119

Note 8. Inventories
The components of total inventories are summarized as follows:

	December 31,
(in millions)	2016	2015
Finished goods	$220	$188
Work in process	42	32
Raw materials	260	213
Total inventories	$522	$433

The amounts in the above table of inventory composition as of December 31, 2015 have been revised to appropriately classify as Raw materials $25 million previously included in Finished goods.

Note 9. Property, Plant and Equipment
The components of total property, plant and equipment, net are as follows:

	December 31,
(in millions)	2016	2015
Land, buildings and improvements	$299	$240
Machinery and equipment	731	650
Equipment held for lease or rental	218	205
Furniture and fixtures	95	79
Construction work in progress	76	46
Other	19	19
Total property, plant and equipment, gross	1,438	1,239
Less accumulated depreciation	822	800
Total property, plant and equipment, net	$616	$439

Depreciation expense was $87 million, $88 million, and $95 million for 2016, 2015, and 2014, respectively.
Note 10. Goodwill and Other Intangible Assets
Changes in the carrying value of goodwill by reportable segment during the years ended December 31, 2016 and 2015 are as follows:

(in millions)	Water Infrastructure	Applied Water	Sensus	Total
Balance as of December 31, 2014	$1,098	$537	$—	$1,635
Activity in 2015
Acquired (a)	10	—	—	10
Foreign currency and other	(42)	(19)	—	(61)
Balance as of December 31, 2015	$1,066	$518	$—	$1,584
Activity in 2016
Acquired (b)	38	—	1,068	1,106
Foreign currency and other	(30)	(13)	(15)	(58)
Balance as of December 31, 2016	$1,074	$505	$1,053	$2,632

(a)	On October 22, 2015, we acquired substantially all of the assets of Hypack, Inc. and recorded $10 million of goodwill. Refer to Note 3, "Acquisitions and Divestitures" for additional information.

(b)
On February 1, 2016, we acquired Tideland and recorded $38 million of goodwill. On October 18, 2016, we acquired Visenti and recorded $6 million of goodwill. On October 31, 2016, we acquired Sensus and recorded $1,062 million of goodwill. Refer to Note 3, "Acquisitions and Divestitures" for additional information.

During the fourth quarter of 2016, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were in excess of each of their carrying values. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

Other Intangible Assets
Information regarding our other intangible assets is as follows:

(in millions)	December 31, 2016			December 31, 2015
	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$891	$(168)	$723	$320	$(140)	$180
Proprietary technology and patents	156	(61)	95	116	(54)	62
Trademarks	139	(23)	116	35	(19)	16
Software	218	(118)	100	155	(110)	45
Other	26	(13)	13	8	(8)	—
Indefinite-lived intangibles	154	—	154	132	—	132
Other intangibles	$1,584	$(383)	$1,201	$766	$(331)	$435

We determined that no impairment of the indefinite-lived intangibles existed as of the measurement date of our annual impairment assessment in 2016 or 2015. Future impairment tests could result in a charge to earnings. We will continue to evaluate the indefinite-lived intangible assets on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
Customer and distributor relationships, proprietary technology and patents, trademarks, software and other are amortized over weighted average lives of approximately 14 years, 16 years, 12 years, 5 years and 5 years, respectively.
Total amortization expense for intangible assets was $64 million, $45 million, and $47 million for 2016, 2015 and 2014, respectively.
Estimated amortization expense for each of the five succeeding years is as follows:

(in millions)
2017	$119
2018	107
2019	103
2020	99
2021	85

Note 11. Derivative Financial Instruments
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions, and principally manage our exposures to these risks through management of our core business activities. Certain of our foreign operations expose us to fluctuations of interest rates and exchange rates that may impact revenue, expenses, cash receipts, cash payments, and the value of our stockholders' equity. We enter into derivative financial instruments to protect the value or fix the amount of certain cash flows in terms of the functional currency of the business unit with that exposure and reduce the volatility in stockholders' equity.
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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty, Australian

Dollar and Hungarian Forint. As of December 31, 2016 we did not hold any foreign exchange contracts. We held forward foreign exchange contracts with purchase notional amounts totaling $94 million as of December 31, 2015. Our most significant foreign currency derivatives included contracts to purchase Swedish Krona and sell Euro, sell U.S. Dollar and purchase Euro, and to sell British Pound and purchase Euro. The purchase notional amounts associated with these currency derivatives were $51 million, $24 million and $12 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross Currency Swaps
Beginning in 2015, we entered into cross currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. The total notional amount of derivative instruments designated as net investment hedges was $391 million as of December 31, 2016.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $517 million, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.
Forward Contracts
On September 23, 2016, we entered into forward contacts with a total notional amount of €300 million to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. The contracts were designated as net investment hedges and were settled in 2016.
The table below presents the effect of our derivative financial instruments on the Consolidated Income Statements and Consolidated Statements of Comprehensive Income.

	Year Ended December 31,
(in millions)	2016	2015	2014
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) gain recognized in OCI (a)	$—	$(5)	$(22)
Amount of (gain) loss reclassified from OCI into revenue (a)	(2)	19	5
Amount of loss reclassified from OCI into cost of revenue (a)	—	1	1

Derivatives in Net Investment Hedges
Cross Currency Swaps
Amount of gain (loss) recognized in OCI (a)	$19	$(17)	$—
Foreign Currency Denominated Debt
Amount of gain recognized in OCI (a)	$28	$—	$—
Forward Contracts
Amount of gain recognized in OCI (a)	$9	$—	$—

(a)	Effective portion
As of December 31, 2016, $1 million of the net losses on cash flow hedges is expected to be reclassified into earnings in the next 12 months. The ineffective portion of the change in fair value of a cash flow hedge is excluded from effectiveness testing and is recognized immediately in selling, general and administrative expenses in the Consolidated Income Statements and was not material for 2016, 2015, and 2014.
As of December 31, 2016, no gains or losses on the net investment hedges are expected to be reclassified into earnings over the next 12 months. The net investment hedges did not experience any ineffectiveness for 2016.

The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.

The fair values of our derivative contracts currently included in our hedging program were as follows:

	December 31,
(in millions)	2016	2015
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Other current assets	$—	$2
Liabilities
Net Investment Hedges
Other non-current liabilities	(6)	(18)

The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $555 million as of December 31, 2016.
Note 12. Accrued and Other Current Liabilities

	December 31,
(in millions)	2016	2015
Compensation and other employee-benefits	$182	$156
Customer-related liabilities	80	64
Accrued warranty costs	64	33
Accrued taxes	63	64
Other accrued liabilities	132	90
Total accrued and other current liabilities	$521	$407

Note 13. Credit Facilities and Long-Term Debt
Total debt outstanding is summarized as follows:

	December 31,
(in millions)	2016	2015
3.550% Senior Notes due 2016	$—	$600
4.875% Senior Notes due 2021 (a)	600	600
2.250% Senior Notes due 2023 (a)	522	—
3.250% Senior Notes due 2026 (a)	500	—
4.375% Senior Notes due 2046 (a)	400	—
Commercial paper	65	—
Research and development facility agreement	38	76
Research and development finance contract	110	—
Term loan	157	—
Other	—	2
Debt issuance costs and unamortized discount (b)	(24)	(4)
Total debt	2,368	1,274
Less: short-term borrowings and current maturities of long-term debt	260	78
Total long-term debt	$2,108	$1,196

(a)
The fair value of our Senior Notes (as defined below) was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2016 (as defined below) was $607 million as of December 31, 2015. The fair value of our Senior Notes due 2021 (as defined below) was $651 million and $640 million as of December 31, 2016 and 2015, respectively. The fair value of our Senior Notes due 2023 (as defined below) was $555 million as of December 31, 2016. The fair value of our Senior Notes due 2026 (as defined below) was $487 million as of December 31, 2016.The fair value of our Senior Notes due 2046 (as defined below) was $397 million as of December 31, 2016.

(b)
The debt issuance costs and unamortized discount is recognized as a reduction in the carrying value of the Senior Notes in the Consolidated Balance Sheets and is being amortized to interest expense in our Consolidated Income Statements over the expected remaining terms of the Senior Notes.

Senior Notes
On September 20, 2011, we issued 3.550% Senior Notes of $600 million aggregate principal amount due September 2016 (the "Senior Notes due 2016") and 4.875% Senior Notes of $600 million aggregate principal amount due October 2021 (the "Senior Notes due 2021"). On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023 (the "Senior Notes due 2023"). On October 11, 2016, we issued 3.250% Senior Notes of $500 million aggregate principal amount due October 2026 (the “Senior Notes due 2026”) and 4.375% Senior Notes of $400 million aggregate principal amount due October 2046 (the “Senior Notes due 2046” and, together with the Senior Notes due 2021, the Senior Notes due 2023 and the Senior Notes due 2026, the “Senior Notes”).
The Senior Notes include covenants that restrict our ability, subject to exceptions, to incur debt secured by liens and engage in sale and leaseback transactions, as well as provide for customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace and cure periods). We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. We may also redeem the Senior Notes in certain other circumstances, as set forth in the applicable Senior Notes indenture.
If a change of control triggering event (as defined in the applicable Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.
Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year beginning on May 1, 2017. As of December 31, 2016, we were in compliance with all covenants for the Senior Notes.

We used the net proceeds of the Senior Notes due 2026 and the Senior Notes due 2046, together with cash on hand, proceeds from issuances under our existing commercial paper program and borrowings under the Term Facility (as described below), to fund the acquisition of Sensus (refer to Note 3 for further information on the Sensus acquisition).
On April 11, 2016, our Senior Notes due 2016 were settled for a total of $607 million which included make-whole interest expense of $7 million. The Company recorded this loss on extinguishment of the debt in the second quarter of 2016 as interest expense. Interest on the Senior Notes due 2016 was payable on March 20 and September 20 of each year.
Credit Facilities
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
In accordance with the terms of an amendment to the Credit Facility dated August 30, 2016, we may not exceed a maximum leverage ratio of 4.00 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) for a period of 12-months following the Sensus acquisition and a maximum leverage ratio of 3.50 to 1.00 through the rest of the term. The Credit Facility also contains limitations on, among other things, incurring secured debt, granting liens, entering into sale and leaseback transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of December 31, 2016 the Credit Facility was undrawn and we are in compliance with all covenants.
European Investment Bank - R&D Finance Contract
On October 28, 2016, the Company entered into a Finance Contract (the “Finance Contract”) with the European Investment Bank (the “EIB”). The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the Finance Contract and Xylem Inc. is the Guarantor.  The Finance Contract provides for up to €105 million (approximately $110 million) to finance research, development and innovation projects in the field of sustainable water and wastewater solutions during the period from 2017 through 2019 in Sweden, Germany, Italy, UK, Hungary and Austria. The Company has unconditionally guaranteed the performance of the borrowers under the Finance Contract. Under the Finance Contract, the borrowers are able to draw loans on or before April 28, 2018, with a maturity of no longer than 11 years.
Both the Finance Contract and the R&D Facility Agreement (described below) are subject to the same leverage ratio as the Credit Facility. Both agreements also contain limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions, as well as other terms and conditions, such as customary representations and warranties, additional covenants and customary events of default.
Both the Finance Contract and the R&D Facility Agreement provide for fixed rate loans and floating rate loans. Under the Finance Contract, the interest rate per annum applicable to fixed rate loans is at a fixed percentage rate per annum specified by the EIB which includes the applicable margin. The interest rate per annum applicable to floating rate loans is at the rate determined by reference to EURIBOR for loans drawn in Euros and LIBOR for loans drawn in Pounds Sterling or U.S. Dollars, plus an applicable spread specified by the EIB which includes the applicable margin. The applicable margin is 59 basis points (0.59%). As of December 31, 2016 $110 million was outstanding under the Finance Contract.

European Investment Bank - R&D Facility Agreement
On December 3, 2015, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with the EIB to amend the maturity date. The Facility provides an aggregate principal amount of up to €120 million (approximately $126 million) to finance research projects and infrastructure development in the European Union. The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the R&D Facility Agreement. The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the EIB.
Under the R&D Facility Agreement, the borrower was able to draw loans on or before March 31, 2016 with a maturity of no longer than 12 years. As of December 31, 2016 and December 31, 2015 $38 million and $76 million were outstanding, respectively, under the R&D Facility Agreement. Although the borrowing term for this arrangement is up to five years, we have classified it as short-term debt on our Consolidated Balance Sheets since we intend to repay this obligation in less than a year.
Term Loan Facility
On October 24, 2016, the Company’s subsidiary, Xylem Europe GmbH (the “borrower”) entered into a 12-month €150 million (approximately $157 million) term loan facility (the “Term Facility”) the terms of which are set forth in a term loan agreement, among the borrower, the Company, as parent guarantor and ING Bank.  The Company has entered into a parent guarantee in favor of ING Bank also dated October 24, 2016 to secure all present and future obligations of the borrower under the Term Loan Agreement.  The Term Facility was used to partially fund the acquisition of Sensus.  The Term Facility will mature on October 26, 2017.  The Term Facility bears interest at EURIBOR plus 0.35%. The agreement contains certain representations and warranties, certain affirmative covenants, certain negative covenants, a financial covenant, certain conditions and events of default that are customarily required for similar financings.
Bridge Facility
On August 15, 2016, we entered into a $1.3 billion senior unsecured bridge facility (the “Bridge Facility”). The Bridge Facility was established to finance the Sensus acquisition and to pay the related fees and expenses to the extent we were unable to finance the Sensus acquisition through available cash on hand, a new term loan and the issuance of new Senior Notes. The Bridge Facility was terminated on October 31, 2016 in connection with the Sensus acquisition and was never drawn.
Commercial Paper
Our commercial paper program generally serves as a means of short-term funding and has a combined outstanding limit of $600 million inclusive of the Five-Year Revolving Credit Facility. As of December 31, 2016, $65 million of the Company’s $600 million commercial paper program was outstanding at a weighted average interest rate of 1.12%. We will periodically borrow under this program and may borrow under it in future periods.
Note 14. Postretirement Benefit Plans
Defined contribution plans – Xylem and certain of our subsidiaries maintain various defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Several of the plans require us to match a percentage of the employee contributions up to certain limits, generally between 3.0% – 7.0% of employee eligible pay. Xylem’s U.S. plan also provides for transition credits for eligible U.S. employees for the first five years after the Spin-off to supplement retirement benefits in the absence of a defined benefit plan. Age plus years of eligible service greater than or equal to 60, entitles an employee to transition credits. The liability for transition credits was approximately $1 million and $2 million at December 31, 2016 and 2015, respectively. Matching obligations, the majority of which were funded in cash in connection with the plans, along with transition credits and other company contributions are as follows:

(in millions)	Defined Contribution
2016	$35
2015	32
2014	36

The Xylem Stock Fund, an investment option under the defined contribution plan in which Company employees participate is considered an Employee Stock Ownership Plan. As a result, participants in the Xylem Stock Fund may receive dividends in cash or may reinvest such dividends into the Xylem Stock Fund. Company employees held approximately 391 thousand and 414 thousand shares of Xylem Inc. common stock in the Xylem Stock Fund at December 31, 2016 and 2015, respectively.
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
During 2016 and 2015, we made several amendments to plans that had no material impact to the Company's financial statements.
In connection with the Sensus acquisition, the Company acquired one U.S. and three German defined benefit pension plans. The four plans added $96 million in projected benefit obligation and $9 million in assets on October 31, 2016.
Effective December 30, 2016, the Company merged its six U.S. pension plans into one plan to simplify administration and reduce costs. There was no impact to the participants' benefits and no impact to the Company's financial statements.
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

(in millions)	December 31, 2016			December 31, 2015
	Pension	Other	Total	Pension	Other	Total
Fair value of plan assets	$562	$—	$562	$559	$—	$559
Projected benefit obligation	(854)	(64)	(918)	(779)	(61)	(840)
Funded status	$(292)	$(64)	$(356)	$(220)	$(61)	$(281)
Amounts recognized in the balance sheet
Other non-current assets	$67	$—	$67	$68	$—	$68
Accrued and other current liabilities	(11)	(4)	(15)	(10)	(4)	(14)
Accrued postretirement benefits	(348)	(60)	(408)	(278)	(57)	(335)
Net amount recognized	$(292)	$(64)	$(356)	$(220)	$(61)	$(281)
Accumulated other comprehensive income (loss):
Net actuarial losses	$(220)	$(32)	$(252)	$(234)	$(31)	$(265)
Prior service credit	1	12	13	—	15	15
Total	$(219)	$(20)	$(239)	$(234)	$(16)	$(250)

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

The net actuarial loss included in accumulated other comprehensive income at the end of 2016 and expected to be recognized in net periodic benefit cost during 2017 is $13 million ($9 million, net of tax). The prior service credit included in accumulated other comprehensive income to be recognized in 2017 is $3 million ($2 million, net of tax).
The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit domestic and international pension plans were:

	Domestic Plans		International Plans
	December 31,		December 31,
(in millions)	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$86	$88	$693	$784
Service cost	3	3	10	12
Interest cost	4	4	21	22
Benefits paid	(4)	(4)	(26)	(29)
Actuarial loss (gain)	(2)	(5)	52	(39)
Plan amendments, settlements and curtailments	(1)	1	(1)	(1)
Acquisitions	13	—	83	—
Foreign currency translation/Other	1	(1)	(78)	(56)
Benefit obligation at end of year	$100	$86	$754	$693
Change in plan assets:
Fair value of plan assets at beginning of year	$57	60	$502	$524
Employer contributions	4	3	20	19
Actual return on plan assets	4	(2)	64	22
Benefits paid	(4)	(4)	(26)	(29)
Acquisitions	9	—	—	—
Foreign currency translation/Other	(1)	—	(67)	(34)
Fair value of plan assets at end of year	$69	$57	$493	$502
Unfunded status of the plans	$(31)	$(29)	$(261)	$(191)

The following table provides a rollforward of the projected benefit obligation for the other postretirement employee benefit plans:

(in millions)	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$61	$58
Service cost	1	1
Interest cost	3	2
Benefits paid	(4)	(3)
Actuarial loss	3	4
Plan amendment	—	(1)
Benefit obligation at the end of year	$64	$61

The accumulated benefit obligation (“ABO”) for all the defined benefit pension plans was $827 million and $746 million at December 31, 2016 and 2015, respectively.
For defined benefit pension plans in which the ABO was in excess of the fair value of the plans’ assets, the projected benefit obligation, ABO and fair value of the plans’ assets were as follows:

	December 31,
(in millions)	2016	2015
Projected benefit obligation	$474	$392
Accumulated benefit obligation	453	365
Fair value of plan assets	116	106

The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
Domestic defined benefit pension plans:
Service cost	$3	$3	$2
Interest cost	4	4	3
Expected return on plan assets	(5)	(5)	(4)
Amortization of net actuarial loss	2	2	2
Net periodic benefit cost	$4	$4	$3
International defined benefit pension plans:
Service cost	$10	$12	$12
Interest cost	21	22	27
Expected return on plan assets	(30)	(32)	(32)
Amortization of net actuarial loss	8	13	7
Settlement	—	—	1
Net periodic benefit cost	$9	$15	$15
Total net periodic benefit cost	$13	$19	$18

Other changes in assets and benefit obligations recognized in other comprehensive loss, as they pertain to our defined benefit pension plans are as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
Domestic defined benefit pension plans:
Net (gain) loss	$(1)	$2	$14
Prior service cost	—	—	1
Amortization of net actuarial loss	(2)	(2)	(2)
(Gains) losses recognized in other comprehensive loss	$(3)	$—	$13
International defined benefit pension plans:
Net (gain) loss	$18	$(29)	$84
Prior service credit	(1)	—	—
Amortization of net actuarial loss	(8)	(13)	(7)
Settlement	—	—	(1)
Foreign Exchange	(20)	(21)	(20)
(Gains) losses recognized in other comprehensive loss	$(11)	$(63)	$56
Total (gains) losses recognized in other comprehensive loss	$(14)	$(63)	$69
Total (gains) losses recognized in comprehensive income	$(1)	$(44)	$87

The components of net periodic benefit cost for other postretirement employee benefit plans are as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
Service cost	$1	$1	$1
Interest cost	3	2	3
Amortization of prior service credit	(3)	(3)	(1)
Amortization of net actuarial loss	3	3	2
Net periodic benefit cost	$4	$3	$5

Other changes in benefit obligations recognized in other comprehensive loss, as they pertain to other postretirement employee benefit plans are as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
Net loss (gain)	$3	$4	$12
Prior service credit	—	(1)	(18)
Amortization of prior service credit	3	3	1
Amortization of net actuarial loss	(3)	(3)	(2)
Foreign Exchange/Other	1	—	—
Losses (gains) recognized in other comprehensive loss	$4	$3	$(7)
Total losses (gains) recognized in comprehensive income	$8	$6	$(2)

Assumptions
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our pension plans.

	2016		2015		2014
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Benefit Obligation Assumptions
Discount rate	4.25%	2.63%	4.27%	3.44%	4.01%	3.14%
Rate of future compensation increase	NM	2.76%	NM	3.29%	NM	3.34%
Net Periodic Benefit Cost Assumptions
Discount rate	4.27%	3.44%	4.01%	3.14%	4.79%	4.23%
Expected long-term return on plan assets	8.00%	7.25%	8.00%	7.31%	8.00%	7.30%
Rate of future compensation increase	NM	3.29%	NM	3.34%	NM	3.48%

NM	Not meaningful. The pension benefits for future service for all the U.S. pension plans are based on years of service and not impacted by future compensation increases.
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
Our expected return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, we analyze the plans’ actual historical annual return on assets, net of fees, over the past 15, 20 and 25 years; estimate future returns based on independent estimates of asset class returns; and evaluate historical broad market returns over long-term timeframes based on our asset allocation range. For the U.S. Master Trust which has only existed since 2011, historical returns were estimated using a constructed portfolio that reflects the Company’s strategic asset allocation and the historical compound geometric returns of each asset class for the longest time period available. Based on this approach, the weighted average expected long-term rate of return for all of our plan assets to be used in determining net periodic benefit costs for 2017 is estimated at 7.30%.
The table below provides the weighted average actual rate of return generated on all of our plan assets during each of the years presented as compared to the weighted average expected long-term rates of return utilized in calculating the net periodic benefit costs.

	2016	2015	2014
Expected long-term rate of return on plan assets	7.32%	7.38%	7.38%
Actual rate of return on plan assets	12.20%	3.51%	18.13%

The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 8.14% for 2017, decreasing ratably to 4.50% in 2025. An increase or decrease in the health care trend rates by one percent per year would impact the aggregate annual service and interest components by less than $1 million, and impact the benefit obligation by approximately $5 million.
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
The following table provides the actual asset allocations of plan assets as of December 31, 2016 and 2015, and the related asset target allocation ranges by asset category.

	2016	2015	Target Allocation Ranges
Equity securities	24.2%	22.5%	20-50%
Fixed income	32.7%	31.5%	10-40%
Hedge funds	31.7%	34.0%	0-40%
Private equity	2.4%	3.1%	0-30%
Insurance contracts and other	9.0%	8.9%	0-30%

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

•
Fixed income — United States government securities are generally valued using quoted prices of securities with similar characteristics. Corporate bonds and notes are generally valued by using pricing models (e.g. discounted cash flows), quoted prices of securities with similar characteristics or broker quotes. Fixed income securities listed on active markets are classified in Level 1. Fixed income held in proprietary funds pooled with other investor accounts measured at fair value using the NAV per share practical expedient are not classified in the fair value hierarchy. Hedging Instruments are collateralized daily with either cash or government bonds, have daily liquidity and pricing based on observable inputs from over-the-counter markets, and are classified as Level 2. We have broken out hedging instruments as a separate line in the table below beginning in 2016.

•
Hedge funds — Hedge funds are pooled funds that employ a range of investment strategies including equity and fixed income, credit driven, macro and multi oriented strategies. The valuation of limited partnership interests in hedge funds may require significant management judgment. Generally, hedge funds are valued using the NAV reported by the asset manager, and are adjusted when it is determined that NAV is not representative of fair value. In making such an assessment, a variety of factors is reviewed, including, but not limited to, the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager. $109 million (61%) of the hedge funds have no lockup or gate, and a redemption period of 90 days or less. Hedge funds have unfunded commitments of $5 million and $6 million at December 31, 2016 and 2015, respectively.

•
Private equity — Private equity includes a diversified range of strategies, including buyout funds, distressed funds, venture and growth equity funds and mezzanine funds with long-term commitments, and redemptions beginning no earlier than 2018. The valuation of limited partnership interests in private equity funds may require significant management judgment. Generally, private equity is valued using the NAV reported by the asset manager, and is adjusted when it is determined that NAV is not representative of fair value. In making such an assessment, a variety of factors is reviewed, including, but not limited to, the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager. Private equity is not liquid and has unfunded commitments of $7 million and $4 million at December 31, 2016 and 2015, respectively.

•
Insurance contracts and other — Primarily comprised of insurance contracts and cash. Insurance contracts are valued at contract value, which approximates fair value, and is calculated using the prior year balance adjusted for investment returns and cash flows and are generally classified as Level 3. Insurance contracts are held by certain foreign pension plans. Cash and cash equivalents are held in accounts with brokers or custodians for liquidity and investment collateral and are classified as Level 1.

The following table provides the fair value of plan assets held by our pension benefit plans by asset class.

	2016					2015
(in millions)	Level 1	Level 2	Level 3	NAV Practical Expedient	Total	Level 1	Level 2	Level 3	NAV Practical Expedient	Total
Equity securities
Global stock funds/securities	$87	$—	$—	$6	$93	$79	$—	$—	$4	$83
Index funds	4	—	—	36	40	6	—	—	34	40
Emerging market funds	4	—	—	—	4	3	—	—	—	3
Fixed income
Corporate bonds	22	—	—	18	40	34	4	—	11	49
Government bonds	88	—	—	11	99	99	18	—	10	127
Hedging Instruments	—	45	—	—	45	—	—	—	—	—
Hedge funds	—	—	—	178	178	9	—	—	181	190
Private equity	—	—	—	13	13	—	—	—	17	17
Insurance contracts and other	26	—	24	—	50	25	—	25	—	50
Total plan assets subject to leveling	$231	$45	$24	$262	$562	$255	$22	$25	$257	$559

The following table presents a reconciliation of the beginning and ending balances of fair value measurement within our pension plans using significant unobservable inputs (Level 3).

(in millions)	Insurance Contracts and Other
Balance, December 31, 2014	$17
Purchases, sales, settlements	2
Net transfers	7
Currency impact	(1)
Balance, December 31, 2015	$25
Purchases, sales, settlements	1
Currency impact	(2)
Balance, December 31, 2016	$24

Contributions and Estimated Future Benefit Payments
Funding requirements under governmental regulations are a major consideration in making contributions to our postretirement plans. We made contributions of $27 million and $25 million to our pension and postretirement defined benefit plans during 2016 and 2015, respectively. We currently anticipate making contributions to our pension and postretirement defined benefit plans in the range of $20 million to $30 million during 2017, of which approximately $6 million is expected to be made in the first quarter.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

(in millions)	Pension	Other Benefits
2017	$33	$4
2018	33	4
2019	34	4
2020	36	4
2021	36	5
Years 2022 - 2026	195	22

Note 15. Stock-Based Compensation Plans
Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. In addition, members of our Board of Directors participate in our stock-based compensation program in connection with their service on our board. Share-based awards issued to employees include non-qualified stock options, restricted stock unit awards and performance share unit awards. Under the 2011 Omnibus Incentive Plan, the number of shares initially available for awards was 18 million. As of December 31, 2016, there were approximately 8 million shares of common stock available for future grants.
Total share-based compensation costs recognized for 2016, 2015 and 2014 were $18 million, $15 million, and $18 million, respectively. The unamortized compensation expense at December 31, 2016 related to our stock options, restricted share units and performance share units was $5 million, $16 million and $8 million, respectively, and is expected to be recognized over a weighted average period of 2.0, 1.7 and 1.9 years, respectively.
The amount of cash received from the exercise of stock options was $24 million for 2016 with a tax benefit of $9 million realized associated with stock option exercises and vesting of restricted stock units. We classify as an operating activity the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock unit vestings.

Stock Option Grants
Options are awarded with a contractual term of ten years and generally vest over a three-year period and are exercisable within the contractual term, except in certain instances of death, retirement or disability. The exercise price per share is the fair market value of the underlying common stock on the date each option is granted. At December 31, 2016, there were options to purchase an aggregate of 2.1 million shares of common stock. The following is a summary of the changes in outstanding stock options for 2016:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	2,561	$31.16	6.8
Granted	463	$37.90
Exercised	(841)	$28.11
Forfeited and expired	(57)	$35.87
Outstanding at December 31, 2016	2,126	$33.71	6.9	$34
Options exercisable at December 31, 2016	1,183	$31.01	5.7	$22
Vested and non-vested expected to vest as of December 31, 2016	2,060	$33.59	6.9	$33

The amount of non-vested options outstanding was 1.0 million, 1.0 million and 1.0 million at a weighted average grant date fair value of $37.10, $35.65 and $32.45 as of December 31, 2016, 2015 and 2014, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2016, 2015 and 2014 was $12 million, $9 million and $10 million, respectively.
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions used for 2016, 2015, and 2014:

	2016	2015	2014
Dividend yield	1.63%	1.57%	1.34%
Volatility	28.87%	27.77%	28.49%
Risk-free interest rate	1.41%	1.64%	1.82%
Expected term (in years)	5.60	5.58	5.60
Weighted-average fair value per share	$9.05	$8.49	$9.71

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
Restricted Stock Unit Grants
Restricted shares granted to employees in 2016 vest over a three-year period. Restricted shares granted to employees prior to 2016 generally become fully vested upon the third anniversary of the date of grant. Prior to the time a restricted share becomes fully vested, the awardees cannot transfer, pledge, hypothecate or encumber such shares. Prior to the time a restricted share is fully vested, the awardees do not have certain rights of a stockholder, such as the right to vote and receive dividends; however, dividends accrue during the vesting period and are paid upon vesting. If an employee leaves prior to vesting, whether through resignation or termination for cause, the restricted stock unit and related accrued dividends are forfeited. If an employee retires, a pro rata portion of the restricted stock unit may vest in accordance with the terms of the grant agreements. Restricted stock units granted to Board members become fully vested upon the day prior to the next annual meeting. Our restricted stock units activity was as follows for 2016:

	Share Units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2016	1,013	$34.52
Granted	314	39.63
Vested	(344)	30.63
Forfeited	(84)	36.81
Outstanding at December 31, 2016	899	37.67

Performance Share Units
Performance share units granted under the long-term incentive plan vest based upon performance by the Company over a three-year period against targets approved by the compensation committee of the Company's Board of Directors prior to the grant date. For the performance periods, the performance share units were granted at a target of 100% with actual payout contingent upon the achievement of a pre-set, three-year adjusted Return on Invested Capital and cumulative adjusted net income performance target for ROIC performance share units and a relative TSR performance for TSR performance share units. The calculated compensation cost for ROIC performance share units is adjusted based on an estimate of awards ultimately expected to vest and our assessment of the probable outcome of the performance condition.
ROIC Performance Share Unit Grants
The fair value of the ROIC performance share unit awards at 100% target is determined using the closing price of our common stock on date of grant.
Our ROIC performance share unit activity was as follows for 2016:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2016	160	$35.48
Granted	111	37.87
Forfeited	(21)	28.82
Outstanding at December 31, 2016	250	37.11

TSR Performance Share Unit Grants
The following is a summary of our TSR performance share unit grants for 2016.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2016	—	$—
Granted	111	46.13
Forfeited	(3)	45.34
Outstanding at December 31, 2016	108	46.15

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

Note 16. Capital Stock

The Company has the authority to issue an aggregate of 750 million shares of common stock having a par value of $0.01 per share. The stockholders of Xylem common stock are entitled to receive dividends as declared by the Xylem Board of Directors. Dividends declared were $0.6196, $0.5632 and $0.5120 during 2016, 2015 and 2014, respectively.

The changes in shares of common stock outstanding for the three years ended December 31 are as follows:

(in thousands of shares)	2016	2015	2014
Beginning Balance, January 1	178,377	182,300	184,557
Stock incentive plan net activity	1,085	1,280	1,226
Repurchase of common stock	(95)	(5,203)	(3,483)
Ending Balance, December 31	179,367	178,377	182,300

On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. During 2015, we repurchased 2.3 million shares for $80 million under this program. There were no shares repurchased under this program during 2016. There are up to $420 million in shares that may still be purchased under this plan as of December 31, 2016.

On August 20, 2013, our Board of Directors authorized the repurchase of up to $250 million in shares with no expiration date. The program's objective was to deploy our capital in a manner that benefited our shareholders and maintain our focus on growth. During 2015, we repurchased 2.0 million shares for $70 million under this program. As of December 31, 2015, we exhausted the authorized amount to repurchase shares under this plan.
On August 18, 2012, the Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares repurchased under this program during 2016. During 2015 we repurchased 0.8 million shares for $25 million. There are up to 0.3 million shares (approximately $12 million in value) that may still be purchased under this plan as of December 31, 2016.
Aside from the aforementioned repurchase programs, we repurchased 0.1 million and 0.1 million shares for $4 million and $4 million during 2016 and 2015, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. These repurchases are included in the stock incentive plan net activity in the above table.

Note 17. Accumulated Other Comprehensive Loss

The following table provides the components of accumulated other comprehensive loss for 2016, 2015 and 2014:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2014	$351	$(186)	$2	$167
Foreign currency translation adjustment	(206)			(206)
Changes in postretirement benefit plans		(92)		(92)
Income tax expense on changes in postretirement benefit plans		20		20
Foreign currency translation adjustment for postretirement benefit plans		20		20
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into:
Cost of revenue		4		4
Selling, general and administrative expenses		5		5
Other non-operating income, net		1		1
Income tax impact on amortization of postretirement benefit plan items		(3)		(3)
Unrealized loss on derivative hedge agreements			(22)	(22)
Income tax benefit on unrealized loss on derivative hedge agreements			1	1
Reclassification of unrealized loss on derivative hedge agreements into revenue			5	5
Reclassification of unrealized loss on derivative hedge agreements into cost of revenue			1	1
Balance at December 31, 2014	$145	$(231)	$(13)	$(99)
Foreign currency translation adjustment	(180)			(180)
Foreign currency gain reclassified into gain on sale of businesses	(8)			(8)
Changes in postretirement benefit plans		24		24
Income tax expense on changes in postretirement benefit plans		(10)		(10)
Foreign currency translation adjustment for postretirement benefit plans		21		21
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into:
Cost of revenue		4		4
Selling, general and administrative expenses		9		9
Research and development expenses		1		1
Other non-operating income, net		1		1
Income tax impact on amortization of postretirement benefit plan items		(4)		(4)
Unrealized loss on derivative hedge agreements			(22)	(22)
Income tax benefit on unrealized loss on derivative hedge agreements			6	6
Reclassification of unrealized loss on derivative hedge agreements into revenue			19	19

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Reclassification of unrealized loss on derivative hedge agreements into cost of revenue			1	1
Income tax benefit on reclassification of unrealized loss on derivative hedge agreements			(1)	(1)
Balance at December 31, 2015	$(43)	$(185)	$(10)	$(238)
Foreign currency translation adjustment	(65)			(65)
Income tax impact on foreign currency translation adjustment	(21)			(21)
Changes in postretirement benefit plans		(19)		(19)
Foreign currency translation adjustment for postretirement benefit plans		19		19
Income tax expense on changes in postretirement benefit plans		3		3
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into:
Cost of revenue		3		3
Selling, general and administrative expenses		6		6
Other non-operating income, net		1		1
Income tax impact on amortization of postretirement benefit plan items		(5)		(5)
Reclassification of unrealized gain on derivative hedge agreements into revenue			(2)	(2)
Reclassification of unrealized loss on net investment hedge, net of tax	(11)		11	—
Balance at December 31, 2016	$(140)	$(177)	$(1)	$(318)

Note 18. Commitments and Contingencies
Legal Proceedings
From time to time we are involved in legal proceedings that are incidental to the operation of our businesses. These proceedings may seek remedies relating to environmental matters, intellectual property matters, acquisitions or divestitures, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes.
On December 17, 2014, the Korea Fair Trade Commission (“KFTC”) issued a written decision regarding an investigation into bid-rigging allegations against Xylem Water Solutions South Korea Co., Ltd. (“Xylem South Korea”), a subsidiary of Xylem Inc. The KFTC found that certain employees of Xylem South Korea had participated in activities that violated Korea’s antitrust laws. Xylem South Korea was assessed a fine of approximately $1.6 million, and following criminal prosecution a minimal criminal penalty was imposed. After a series of appeals filed by both Xylem and the KFTC, the Korean Supreme Court ruled in December 2016 that a number of claims brought by the KFTC were barred by the applicable statute of limitations and Xylem’s fine was reduced by approximately $550 thousand. This matter is now closed.
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
We have estimated and accrued $11 million and $6 million as of December 31, 2016 and 2015, respectively for these general legal matters.
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
Guarantees
We obtain certain stand-by letters of credit, bank guarantees and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of December 31, 2016, the amount of stand-by letters of credit, bank guarantees and surety bonds was $218 million.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million and $4 million as of December 31, 2016 and 2015, respectively, for environmental matters.
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

Operating Leases
We lease certain offices, manufacturing buildings, machinery, computers and other equipment. We often pay maintenance, insurance and tax expense related to leased assets. Total rent expense for the three years ended December 31, 2016 was as follows:

(in millions)	Total
2016	63
2015	59
2014	73

At December 31, 2016, we are obligated to make minimum rental payments under operating leases which are as follows:

(in millions)	2017	2018	2019	2020	2021	Thereafter
Minimum rental payments	$65	$52	$38	$27	$18	$23

Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. Warranty expense was $32 million, $32 million, and $27 million for 2016, 2015 and 2014, respectively. The table below provides changes in the combined current and non-current product warranty accruals over each period.

(in millions)	2016	2015
Warranty accrual – January 1	$33	$31
Net charges for product warranties in the period	32	32
Settlement of warranty claims	(31)	(29)
Warranty accrual acquired	66	—
Foreign currency and other	(1)	(1)
Warranty accrual – December 31	$99	$33

Note 19. Related Party Transactions
Sales to and purchases from unconsolidated joint ventures for 2016, 2015 and 2014 are as follows:

(in millions)	2016	2015	2014
Sales to unconsolidated affiliates	$11	$11	$16
Purchases from unconsolidated affiliates	22	19	18

Note 20. Segment and Geographic Data
Our business has three reportable segments: Water Infrastructure, Applied Water and Sensus. The Water Infrastructure segment, focuses on the transportation, treatment and testing of water, offering a range of products including water and wastewater pumps, treatment and testing equipment, and controls and systems. The Applied Water segment, encompasses the uses of water and focuses on the residential, commercial, industrial and agricultural markets offering a wide range of products, including pumps, valves and heat exchangers. The Sensus segment develops advanced technology solutions that enable intelligent use and conservation of critical water and energy resources. Our Regional selling locations consist primarily of selling and marketing organizations and related support that offer products and services across our reportable segments. Corporate and other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as environmental matters that are managed at a corporate level and are not included in the business segments in evaluating performance or allocating resources.
 The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). The following tables contain financial information for each reportable segment:

	Year Ended December 31,
(in millions)	2016	2015	2014
Revenue:
Water Infrastructure	$2,246	$2,231	$2,442
Applied Water	1,393	1,422	1,474
Sensus	132	—	—
Total	$3,771	$3,653	$3,916
Operating income:
Water Infrastructure	$308	$303	$321
Applied Water	188	190	193
Sensus	(17)	—	—
Corporate and other	(73)	(44)	(51)
Total operating income	406	449	463
Interest expense	70	55	54
Other non-operating income (expense)	4	—	1
Gain from sale of businesses	—	9	11
Income before taxes	$340	$403	$421
Depreciation and amortization:
Water Infrastructure	$86	$88	$100
Applied Water	24	26	25
Sensus	21	—	—
Regional selling locations (a)	12	12	12
Corporate and other	8	7	5
Total	$151	$133	$142
Capital expenditures:
Water Infrastructure	$67	$67	$73
Applied Water	21	22	28
Sensus	7	—	—
Regional selling locations (b)	25	23	10
Corporate and other	4	5	8
Total	$124	$117	$119

(a)
Depreciation and amortization expense incurred by the Regional selling locations was included in an overall allocation of Regional selling location costs to the segments; however, a certain portion of that expense was not specifically identified to a segment. That is the expense captured in this Regional selling location line.

(b)	Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.
The following table illustrates revenue by product category, net of intercompany revenue.

	Year Ended December 31,
(in millions)	2016	2015	2014
Pumps, accessories, parts and service	$2,888	$2,917	$3,094
Other (a)	883	736	822
Total	$3,771	$3,653	$3,916

(a)	Other includes treatment equipment, analytical instrumentation, heat exchangers, valves, controls and smart meters.
The following table contains the total assets for each reportable segment as of December 31, 2016, 2015 and 2014.

	Total Assets
(in millions)	2016	2015	2014
Water Infrastructure	$1,997	$2,024	$2,128
Applied Water	990	1,054	1,114
Sensus	2,284	—	—
Regional selling locations (a)	965	905	961
Corporate and other (b)	238	674	630
Total	$6,474	$4,657	$4,833

(a)	The Regional selling locations have assets that consist primarily of cash, accounts receivable and inventory which are not allocated to the segments.

(b)	Corporate and other consists of items pertaining to our corporate headquarters function, which principally consist of cash, deferred tax assets, pension assets and certain plant and equipment.
Geographical Information
Revenue is attributed to countries based upon the location of the customer. Property, Plant & Equipment is attributed to countries based upon the location of the assets.

	Revenue
	Year Ended December 31,
(in millions)	2016	2015	2014
United States	$1,574	$1,490	$1,477
Europe	1,195	1,179	1,379
Asia Pacific	518	482	478
Other	484	502	582
Total	$3,771	$3,653	$3,916

	Property, Plant & Equipment
	December 31,
(in millions)	2016	2015	2014
United States	$255	$168	$180
Europe	237	189	206
Asia Pacific	87	56	53
Other	37	26	22
Total	$616	$439	$461

Note 21. Valuation and Qualifying Accounts
The table below provides changes in the allowance for doubtful accounts over each period.

(in millions)	2016	2015	2014
Balance at beginning of year	$22	$24	$22
Additions charged to expense	4	4	9
Deductions/other	(5)	(6)	(7)
Balance at end of year	$21	$22	$24

Note 22. Quarterly Financial Data (Unaudited)

Our quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the fourth quarter which ends on December 31.

	2016 Quarter Ended
(in millions, except per share amounts)	Dec. 31	Sept. 30	June 30	Mar. 31
Revenue	$1,095	$897	$932	$847
Gross profit	406	357	369	329
Operating income	109	109	109	79
Net income	$50	$73	$71	$66
Earnings per share:
Basic	$0.28	$0.41	$0.39	$0.37
Diluted	$0.28	$0.41	$0.39	$0.37

	2015 Quarter Ended
(in millions, except per share amounts)	Dec. 31	Sept. 30	June 30	Mar. 31
Revenue	$994	$902	$920	$837
Gross profit	390	351	348	315
Operating income	142	120	104	83
Net income	$114	$88	$74	$64
Earnings per share:
Basic	$0.64	$0.48	$0.41	$0.35
Diluted	$0.63	$0.48	$0.41	$0.35

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the Company, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2016 pursuant to Rule 13a-15(b) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”).  Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the year ended December 31, 2016 were effective, in all material respects, and designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

The Company's management, including the CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (2013). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment, the Company's management has concluded that our internal control over financial reporting was effective as of December 31, 2016. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 excluded Sensus Worldwide ("Sensus"), which was acquired by the Company on October 31, 2016. Sensus is a wholly-owned subsidiary of the Company whose total assets and total net sales represented less than 36% of consolidated total assets and less than 4% of consolidated net sales, respectively, of the Company as of and for the year ended December 31, 2016. As permitted by guidelines established by the Securities and Exchange Commission, companies are allowed to exclude certain acquisitions from their assessments of internal control over financial reporting during the first year of an acquisition while integrating the acquired companies.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears following Item 9B of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Xylem Inc.
Rye Brook, New York

We have audited the internal control over financial reporting of Xylem Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Sensus Worldwide (“Sensus”), which was acquired by the Company on October 31, 2016. Sensus is a wholly-owned subsidiary of the Company whose total assets and total net sales represented less than 36% of consolidated total assets and less than 4% of consolidated net sales, respectively, of the Company as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Sensus. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 23, 2017 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 23, 2017

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”) under the captions “Proposal 1 - Election of Directors,” "Identifying and Evaluating Director Nominees," "Board Committees - Audit Committee" and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information in our 2017 Proxy Statement set forth under captions “Executive Compensation," "Director Compensation", "Board Committees - Leadership Development and Compensation Committee" and “Leadership Development and Compensation Committee Report.”
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the information in our 2017 Proxy Statement set forth under the captions “Stock Ownership of Directors, Executive Officers and Certain Beneficial Owners” and "Equity Compensation Plan Information."
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the information in our 2017 Proxy Statement set forth under the captions "Governance - Director Independence" and “Governance - Related Party Transactions.”
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the information in our 2017 Proxy Statement set forth under the captions “Fees of Audit and Other Services Fees” and "Pre-Approval of Audit and Non-Audit Services."

ITEM 16.     FORM 10-K SUMMARY
None.
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
February 23, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 23, 2017	/s/ Patrick K. Decker
Patrick K. Decker
President and Chief Executive Officer
(Principal Executive Officer)

February 23, 2017	/s/ Markos I. Tambakeras
Markos I. Tambakeras, Chairman

February 23, 2017	/s/ Curtis J. Crawford
Curtis J. Crawford, Director

February 23, 2017	/s/ Robert F. Friel
Robert F. Friel, Director

February 23, 2017	/s/ Victoria D. Harker
Victoria D. Harker, Director

February 23, 2017	/s/ Sten E. Jakobsson
Sten E. Jakobsson, Director

February 23, 2017	/s/ Steven R. Loranger
Steven R. Loranger, Director

February 23, 2017	/s/ Edward J. Ludwig
Edward J. Ludwig, Director

February 23, 2017	/s/ Surya N. Mohapatra
Surya N. Mohapatra, Director

February 23, 2017	/s/ Jerome A. Peribere
Jerome A. Peribere, Director

EXHIBIT INDEX

Exhibit Number	Description	Location

(2.1)	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(2.2)	Share Purchase Agreement, dated as of August 15, 2016, by and among Xylem Inc., Xylem Luxembourg S.à r.l., Sensus Worldwide Limited, Sensus Industries Limited, and Sensus USA Inc.	Incorporated by reference to Exhibit 2.1 to Xylem Inc.’s Current Report on Form 8-K filed on August 15, 2016 (CIK No. 1524472, File No. 1-35229).

(2.3)	First Amendment to Share Purchase Agreement, dated as of October 31, 2016, by and among Xylem Inc., Xylem Luxembourg S.à r.l., Sensus Worldwide Limited, Sensus Industries Limited, and Sensus USA Inc.	Incorporated by reference to Exhibit 2.2 to Xylem Inc.’s Current Report on Form 8-K filed on October 31, 2016 (CIK No. 1524472, File No. 1-35229).

(3.1)	Third Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 10-Q filed on July 29, 2014 (CIK No. 131190969, File No. 1-35229).

(3.2)	Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on February 25, 2016 (CIK No. 1524472, File No. 1-35229).

(4.1)	Indenture, dated as of September 20, 2011, between Xylem Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Senior Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229).

(4.3)	First Supplemental Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229)

(4.4)	Second Supplemental Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229).

(4.5)	Third Supplemental Indenture, dated October 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

(4.6)	Form of Xylem Inc. 4.875% Senior Notes due 2021.	Incorporated by reference to Exhibit 4.6 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

(4.7)	Form of Xylem Inc. 2.250% Senior Notes due 2023.	Incorporated by reference to Exhibit 4.3 of Xylem Inc.’s Current Report on Form 8-K dated March 11, 2016 (CIK No. 1524472, File No. 1-35229).

(4.8)	Form of Xylem Inc. 3.250% Senior Notes due 2026.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

Exhibit Number	Description	Location
(4.9)	Form of Xylem Inc. 4.375% Senior Notes due 2046.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

(10.1)	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (2015).	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-K Annual Report filed on February 26, 2015 (CIK No. 1524472, File No. 1-35229).

(10.2)	Benefits and Compensation Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.2 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.3)	Tax Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.3 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.5)
Five-Year Revolving Credit Facility Agreement, dated as of March 27, 2015, among Xylem Inc., the Lenders Named Therein, Citibank, N.A., as Administrative Agent and J.P. Morgan Chase Bank, N.A., as Syndication Agent.
Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 8-K filed on March 31, 2015 (CIK No. 1524472, File No. 1-35229).

(10.6)	Xylem 2011 Omnibus Incentive Plan (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.6 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

(10.7)	Form of Xylem Non-Qualified Stock Option Award Agreement (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.7 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

(10.8)	Form of Xylem Restricted Stock Unit Agreement (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.8 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

(10.9)	Form of Xylem Performance Share Unit Agreement (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.9 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

(10.10)	Xylem Retirement Savings Plan.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q filed on July 30, 2013 (CIK No. 1524472, File No. 1-35229).

(10.11)	Xylem Supplemental Retirement Savings Plan.	Incorporated by reference to Exhibit 10.11 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

(10.12)	Xylem Deferred Compensation Plan.	Filed herewith.

(10.13)	Xylem Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit 10.13 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

(10.14)	Form of Non-Employee Director Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q Quarterly Report filed on July 30, 2015 (CIK No. 1524472, File No. 1-35229).

Exhibit Number	Description	Location

(10.15)	Xylem Special Senior Executive Severance Pay Plan (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.15 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

(10.16)	Xylem Senior Executive Severance Pay Plan (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.16 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

(10.17)	Form of Xylem 2011 Omnibus Incentive Plan 2011 Non-Qualified Stock Option Award Agreement — Founders Grant.	Incorporated by reference to Exhibit 10.17 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

(10.18)	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement — General Grant.	Incorporated by reference to Exhibit 10.18 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

(10.19)	Xylem Annual Incentive Plan for Executive Officers (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.16 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

(10.20)	Form of Director’s Indemnification Agreement.	Incorporated by reference to Exhibit 10.16 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

(10.21)	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (2013).	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q Quarterly Report filed on April 30, 2013 (CIK No. 1524472, File No. 1-35229).

(10.22)	Letter Agreement between Xylem Inc. and Patrick K. Decker.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q Quarterly Report filed on April 29, 2014 (CIK No. 1524472, File No. 1-35229).

(10.23)	Restricted Stock Unit Grant Agreement between Xylem Inc. and Patrick K. Decker.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 8-K Current Report filed on March 20, 2014 (CIK No. 1524472, File No. 1-35229).

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
Incorporated by reference to Exhibit 10.16 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

Exhibit Number	Description	Location
(10.27)
Amendment No.1, dated as of August 30, 2016, to the Five-Year Revolving Credit Facility, dated as of March 27, 2015, among Xylem Inc., the lenders named therein and Citibank N.A. as Administrative Agent.
Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q filed on November 1, 2016 (CIK No. 1524472, File No. 1-35229).

(10.28)	Finance Contract, dated October 28, 2016, between Xylem Holdings S.a.r.l. and Xylem International S.a.r.l., as borrowers, Xylem Inc., as guarantor and the European Investment Bank.	Incorporated by reference to Exhibit 10.2 of Xylem Inc.’s Form 10-Q filed on November 1, 2016 (CIK No. 1524472, File No. 1-35229).

(10.29)	Term Loan Agreement, dated as of October 24, 2016 among Xylem Europe GmbH, as borrower, Xylem Inc., as parent guarantor and ING Bank, as lender (including Form of Parent Guarantee).	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 8-K filed on October 28, 2016 (CIK No. 1524472, File No. 1-35229).

(11.0)	Statement re computation of per share earnings.
Information required to be presented in Exhibit 11 is provided under "Earnings Per Share" in Note 7 of the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

(12.0)	Statements re computation of ratios.	Filed herewith.

(21.0)	Subsidiaries of the Registrant.	Filed herewith.

(23.1)	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
(101)
The following materials from Xylem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholder's Equity
and (vi) Notes to Consolidated Financial Statements.
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.