Form 10-Q
period 2017-03-31
Xylem Inc.
filed 2017-05-02
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of April 28, 2017, there were 179,716,416 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

For the three months ended March 31,	2017	2016
Revenue	$1,071	$847
Cost of revenue	659	518
Gross profit	412	329
Selling, general and administrative expenses	272	219
Research and development expenses	42	25
Restructuring and asset impairment charges, net	12	6
Operating income	86	79
Interest expense	20	14
Other non-operating expense, net	(1)	—
Gain from sale of business	5	—
Income before taxes	70	65
Income tax expense (benefit)	14	(1)
Net income	$56	$66
Earnings per share:
Basic	$0.31	$0.37
Diluted	$0.31	$0.37
Weighted average number of shares:
Basic	179.6	178.6
Diluted	180.7	179.3
Dividends declared per share	$0.1800	$0.1549
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

For the three months ended March 31,	2017	2016
Net income	$56	$66
Other comprehensive income, before tax:
Foreign currency translation adjustment	29	12
Net change in derivative hedge agreements:
Unrealized gains	2	4
Amount of loss reclassified into net income	1	—
Net change in postretirement benefit plans:
Amortization of net actuarial loss into net income	3	3
Other comprehensive income, before tax	35	19
Income tax impact related to items of other comprehensive income	(7)	(7)
Other comprehensive income, net of tax	42	26
Comprehensive income	$98	$92
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$287	$308
Receivables, less allowances for discounts and doubtful accounts of $23 and $30 in 2017 and 2016, respectively	868	843
Inventories	540	522
Prepaid and other current assets	168	166
Total current assets	1,863	1,839
Property, plant and equipment, net	612	616
Goodwill	2,658	2,632
Other intangible assets, net	1,190	1,201
Other non-current assets	204	186
Total assets	$6,527	$6,474
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$414	$457
Accrued and other current liabilities	516	521
Short-term borrowings and current maturities of long-term debt	261	260
Total current liabilities	1,191	1,238
Long-term debt	2,126	2,108
Accrued postretirement benefits	414	408
Deferred income tax liabilities	350	352
Other non-current accrued liabilities	178	161
Total liabilities	4,259	4,267
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 191.7 shares and 191.4 shares in 2017 and 2016, respectively	2	2
Capital in excess of par value	1,883	1,876
Retained earnings	1,050	1,033
Treasury stock – at cost 12.0 shares and 11.9 shares in 2017 and 2016, respectively	(408)	(403)
Accumulated other comprehensive loss	(276)	(318)
Total stockholders’ equity	2,251	2,190
Non-controlling interest	17	17
Total equity	2,268	2,207
Total liabilities and stockholders’ equity	$6,527	$6,474

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the three months ended March 31,	2017	2016
Operating Activities
Net income	$56	$66
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28	20
Amortization	31	12
Share-based compensation	6	5
Restructuring and asset impairment charges	12	6
Gain from sale of business	(5)	—
Other, net	(2)	1
Payments for restructuring	(8)	(2)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(12)	22
Changes in inventories	(10)	(31)
Changes in accounts payable	(32)	(1)
Other, net	(12)	(57)
Net Cash – Operating activities	52	41
Investing Activities
Capital expenditures	(43)	(37)
Acquisition of business, net of cash acquired	(6)	(70)
Proceeds from sale of business	11	—
Other, net	—	2
Net Cash – Investing activities	(38)	(105)
Financing Activities
Short-term debt issued	—	40
Short-term debt repaid	(5)	—
Long-term debt issued	—	540
Repurchase of common stock	(5)	(3)
Proceeds from exercise of employee stock options	1	8
Dividends paid	(33)	(28)
Other, net	1	2
Net Cash – Financing activities	(41)	559
Effect of exchange rate changes on cash	6	18
Net change in cash and cash equivalents	(21)	513
Cash and cash equivalents at beginning of year	308	680
Cash and cash equivalents at end of period	$287	$1,193
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12	$25
Income taxes (net of refunds received)	$17	$15
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
Xylem operates in three segments, Water Infrastructure, Applied Water and Sensus. The Water Infrastructure segment focuses on the transportation, treatment and testing of water, offering a range of products including water and wastewater pumps, treatment and testing equipment, and controls and systems. The Applied Water segment serves many of the primary uses of water and focuses on the residential, commercial and industrial markets. The Applied Water segment’s major products include pumps, valves, heat exchangers, controls and dispensing equipment. The Sensus segment develops advanced technology solutions that enable intelligent use and conservation of critical water and energy resources. The Sensus segment's major products include smart metering, networked communications, measurement and control technologies, software and services including cloud-based analytics, remote monitoring and data management.
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
The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Annual Report") in preparing these unaudited condensed consolidated financial statements, with the exception of accounting standard updates described in Note 2. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our 2016 Annual Report.
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
Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In March 2017, the FASB issued amended guidance on presentation of net periodic benefit costs.  The amendment requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components are required to be presented in the income statement separately and outside a subtotal of income from operations, if one is presented.  The amendment also requires entities to disclose the income statement lines that contain the other components if they are not appropriately described.  This guidance is effective retrospectively for periods beginning after December 15, 2017, including interim periods within those annual periods.  Early adoption is permitted.  We are evaluating the impact of the guidance on our financial condition and results of operations.
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
Recently Adopted Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance amending the impairment testing of goodwill. Under current guidance, the testing of goodwill for impairment is performed at least annually using a two-step test. Step one involves comparing the fair value of a “reporting unit” to its carrying amount. If the applicable book value exceeds the reporting unit’s fair value then step two must be performed. Step two involves comparing the fair value of the reporting unit’s goodwill to the applicable carrying amount of the asset and recognizing an impairment charge equal to the amount by which the implied fair value of the goodwill exceeds its carrying amount. The amended guidance eliminates step two of the impairment test and allows an entity to record an impairment charge equal to the amount that the fair value of the applicable reporting unit exceeds its carrying amount, up to the value of the recorded goodwill. This guidance is effective prospectively for interim and annual goodwill impairment tests beginning after December 15, 2019 with early adoption permitted for interim or annual tests after January 1, 2017. We elected to early adopt this guidance effective the first quarter of 2017. The adoption of this guidance did not impact our financial condition or results of operations.
In October 2016, the Financial Accounting Standards Board (“FASB”) issued guidance amending the accounting for income taxes. Under current guidance the recognition of current and deferred income taxes for an intra-entity asset transfer is prohibited until the asset has been sold to an outside party. The amended guidance eliminates the prohibition against immediate recognition of current and deferred income tax amounts associated with intra-entity transfers of assets other than inventory. This guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The requirements of the amended guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We elected to early adopt this guidance effective the first quarter of 2017. As a result of adopting the amended guidance, prepaid tax assets were reduced by $14 million, long-term deferred tax assets increased $3 million, and accrued taxes were reduced by $4 million. The net impact of these adjustments on retained earnings was a decrease of $7 million.
In July 2015, the FASB issued guidance regarding simplifying the measurement of inventory. Under prior guidance, inventory is measured at the lower of cost or market, where market is defined as replacement cost, with a ceiling of net realizable value and a floor of net realizable value less a normal profit margin. The amended guidance requires the measurement of inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2016 and early application is permitted. We adopted this guidance effective the first quarter of 2017. The adoption of this guidance did not impact our financial condition or results of operations.
Note 3. Acquisitions and Divestitures
2017 Acquisitions and Divestitures
On February 17, 2017, we divested our United Kingdom and Poland based membranes business for approximately $11 million. The sale resulted in a gain of $5 million, which is reflected in gain from sale of business in our Condensed Consolidated Income Statement. The business, which was part of our Applied Water segment, provided membrane filtration products primarily to customers in the municipal water and industrial sectors. The business reported 2016 annual revenue of approximately $8 million.
2016 Acquisitions and Divestitures
Sensus Worldwide Limited
On October 31, 2016, the Company acquired all of the outstanding equity interests of Sensus Worldwide Limited (other than Sensus Industries Limited) (“Sensus”) effective October 31, 2016 for $1,766 million ($1,710 million net of cash acquired), including a $6 million payment in 2017 for a working capital adjustment. Sensus develops advanced technology solutions that enable intelligent use and conservation of critical water and energy resources. Sensus' major products include smart metering, networked communications, measurement and control technologies, software and services including cloud-based analytics, remote monitoring and data management.

Sensus results of operations were consolidated with the Company effective November 1, 2016 and it constitutes a separate reportable segment. Refer to Note 18 "Segment Information" for Sensus segment information.

The preliminary Sensus purchase price allocation as of October 31, 2016 is shown in the following table.

(in millions)	Amount
Cash	$56
Receivables	105
Inventories	79
Prepaid and other current assets	20
Property, plant and equipment	181
Intangible assets	795
Other long-term assets	6
Accounts payable	(69)
Accrued and other current liabilities	(91)
Deferred income tax liabilities	(212)
Accrued post retirement benefits	(84)
Other non-current accrued liabilities	(60)
Total identifiable net assets	726

Goodwill	1,057
Non-controlling interest	(17)
Total consideration	$1,766

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

Category	Life	Amount (in millions)
Customer and Distributor Relationships	2 - 18 years	$556
Tradenames	10 - 25 years	98
Internally Developed Network Software	7 years	60
FCC Licenses	Indefinite lived	24
Technology	5 - 15 years	39
Other	1 - 16 years	18
Total		$795

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the three months ended March 31, 2016 assuming the acquisition of Sensus was made on January 1, 2015.

(in millions)	Three Months Ended March 31, 2016
Revenue	$1,075
Net income	$98

The foregoing unaudited pro forma results are for informational purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the acquisition occurred on January 1, 2015, nor are they necessarily indicative of future results. The pro forma financial information includes the impact of purchase accounting and other nonrecurring items directly attributable to the acquisition, which include:

•	Amortization expense of acquired intangibles

•	Adjustments to the depreciation of property, plant and equipment reflecting the impact of the calculated fair value of those assets in accordance with purchase accounting

•	Amortization of the fair value adjustment for warranty liabilities

•	Adjustments to interest expense to remove historical Sensus interest costs and reflect Xylem's current debt profile

•	The related tax impact of the above referenced adjustments

The pro forma results do not include any cost savings or operational synergies that may be generated or realized due to the acquisition of Sensus. Additionally, the pro forma results for the three months ended March 31, 2016 reflect the operating results for the three months ended March 31, 2016 which are included in Sensus’ annual statement of operations for the fiscal year-ended March 31, 2016. The three-month period reflects the inclusion of a $16 million tax valuation release and a $27 million reduction to warranty expense in the first quarter of 2016.
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
Note 4. Restructuring Charges
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position ourselves based on the economic environment and customer demand. During the three months ended March 31, 2017, we recognized restructuring charges of $7 million. We incurred these charges primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Applied Water and Water Infrastructure segments, as well as headcount reduction within our Sensus segment.
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

The following table presents the components of restructuring expense and asset impairment charges.

	Three Months Ended
	March 31,
(in millions)	2017	2016
By component:
Severance and other charges	$8	$6
Reversal of restructuring accruals	(1)	—
Total restructuring charges	$7	$6
Asset impairment	5	—
Total restructuring and asset impairment charges	$12	$6

By segment:
Water Infrastructure	$2	$2
Applied Water	8	2
Sensus	2	—
Corporate and other	—	2

The following table displays a rollforward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within accrued and other current liabilities, for the three months ended March 31, 2017 and 2016.

(in millions)	2017	2016
Restructuring accruals - January 1	$15	$3
Restructuring charges	7	6
Cash payments	(8)	(2)
Foreign currency and other	—	(1)
Restructuring accruals - March 31	$14	$6

By segment:
Water Infrastructure	$2	$2
Applied Water	7	2
Sensus	3	—
Regional selling locations (a)	2	—
Corporate and other	—	2

(a)
Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following is a rollforward for the three months ended March 31, 2017 and 2016 of employee position eliminations associated with restructuring activities.

	2017	2016
Planned reductions - January 1	188	82
Additional planned reductions	28	125
Actual reductions and reversals	(133)	(13)
Planned reductions - March 31	83	194

The following table presents expected restructuring spend:

(in millions)	Water Infrastructure	Applied Water	Sensus	Corporate	Total
Actions Commenced in 2017:
Total expected costs	$14	$2	$2	$—	$18
Costs incurred during Q1 2017	—	1	1	—	2
Total expected costs remaining	$14	$1	$1	$—	$16

Actions Commenced in 2016:
Total expected costs	$19	$13	$5	$2	$39
Costs incurred during 2016	16	10	1	2	29
Costs incurred during Q1 2017	1	3	1	—	5
Total expected costs remaining	$2	$—	$3	$—	$5

The Water Infrastructure, Applied Water, and Sensus actions commenced in 2017 consist primarily of severance charges and are expected to continue through the end of 2018. The Water Infrastructure, Applied Water, Sensus and Corporate actions commenced in 2016 consist primarily of severance charges and are expected to continue through the end of 2018.
Asset Impairment Charges
During the first quarter of 2017 we determined that certain assets within our Applied Water segment, including a tradename, were impaired. Accordingly we recognized an impairment charge of $5 million. Refer to Note 9, "Goodwill and Other Intangible Assets," for additional information.
Note 5. Income Taxes
Our quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items within periods presented. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items.
The income tax provision for the three months ended March 31, 2017 was $14 million resulting in an effective tax rate of 20.4%, compared to a benefit of $1 million resulting in an effective tax rate of negative 1.6% for the same period in 2016. The effective tax rate was lower than the United States federal statutory rate primarily due to geographic mix of earnings in both periods. Additionally, the effective tax rate for the period ending March 31, 2016 included the release of an unrecognized tax benefit in 2016 due to the effective settlement of a tax examination, offset in part by the establishment of a valuation allowance in 2016.
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
The amount of unrecognized tax benefits at March 31, 2017 was $68 million, which if ultimately recognized will reduce our effective tax rate. We do not believe that the unrecognized tax benefits will significantly change within the next twelve months.
We classify interest expense relating to unrecognized tax benefits as a component of other non-operating expense, net, and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of March 31, 2017, we had $2 million of interest accrued for unrecognized tax benefits.

Note 6. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share.

	Three Months Ended
	March 31,
	2017	2016
Net income (in millions)	$56	$66
Shares (in thousands):
Weighted average common shares outstanding	179,542	178,560
Add: Participating securities (a)	34	30
Weighted average common shares outstanding — Basic	179,576	178,590
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	559	333
Dilutive effect of restricted stock units and performance share units	515	390
Weighted average common shares outstanding — Diluted	180,650	179,313
Basic earnings per share	$0.31	$0.37
Diluted earnings per share	$0.31	$0.37

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

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Stock options	1,772	2,254
Restricted stock units	389	600
Performance share units	404	258

Note 7. Inventories
The components of total inventories are summarized as follows:

(in millions)	March 31, 2017	December 31, 2016
Finished goods	$222	$220
Work in process	51	42
Raw materials	267	260
Total inventories	$540	$522

Note 8. Property, Plant and Equipment
The components of total property, plant and equipment, net are as follows:

(in millions)	March 31, 2017	December 31, 2016
Land, buildings and improvements	$306	$299
Machinery and equipment	745	731
Equipment held for lease or rental	224	218
Furniture and fixtures	100	95
Construction work in progress	75	76
Other	19	19
Total property, plant and equipment, gross	1,469	1,438
Less accumulated depreciation	857	822
Total property, plant and equipment, net	$612	$616

Depreciation expense of $28 million and $20 million was recognized in the three months ended March 31, 2017 and 2016, respectively.
Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2017 are as follows:

(in millions)	Water Infrastructure	Applied Water	Sensus	Total
Balance as of January 1, 2017	$1,074	$505	$1,053	$2,632
Activity in 2017
Divested/Acquired	—	(2)	(5)	(7)
Foreign currency and other	11	5	17	33
Balance as of March 31, 2017	$1,085	$508	$1,065	$2,658

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	March 31, 2017			December 31, 2016
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$894	$(186)	$708	$891	$(168)	$723
Proprietary technology and patents	156	(65)	91	156	(61)	95
Trademarks	140	(30)	110	139	(23)	116
Software	242	(125)	117	218	(118)	100
Other	25	(16)	9	26	(13)	13
Indefinite-lived intangibles	155	—	155	154	—	154
Other Intangibles	$1,612	$(422)	$1,190	$1,584	$(383)	$1,201

Amortization expense related to finite-lived intangible assets was $31 million and $12 million for the three months ended March 31, 2017 and 2016, respectively.
During the first quarter of 2017 we determined that the intended use of a finite lived trade name within our Applied Water segment had changed. Accordingly we recorded a $4 million impairment charge. The charge was calculated using income approach, which is considered a Level 3 input for fair value measurement, and is reflected in “Restructuring and asset impairment charges” in our Condensed Consolidated Income Statements.
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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty Australian Dollar and Hungarian Forint. We had foreign exchange contracts with purchase notional amounts totaling $212 million as of March 31, 2017. As of March 31, 2017, our most significant foreign currency derivatives included contracts to purchase Swedish Krona and sell Euro, sell U.S. Dollar and purchase Euro, sell British Pound and purchase Euro, and to purchase Polish Zloty and sell Euro. The purchased notional amounts associated with these currency derivatives are $83 million, $54 million, $25 million, and $21 million, respectively. As of December 31, 2016 we did not hold any foreign exchange contracts.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross Currency Swaps
Beginning in 2015, we entered into cross currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. The total notional amount of derivative instruments designated as net investment hedges was $401 million and $391 million as of March 31, 2017 and December 31, 2016, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $532 million, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain recognized in OCI (a)	$2	$4
Amount of loss reclassified from OCI into revenue (a)	—	1
Amount of (gain) loss reclassified from OCI into cost of revenue (a)	1	(1)

Net Investment Hedges
Cross Currency Swaps
Amount of loss recognized in OCI (a)	$(8)	$(11)
Foreign Currency Denominated Debt
Amount of loss recognized in OCI (a)	$(14)	$(15)

(a)	Effective portion
As of March 31, 2017, $2 million of net gains on cash flow hedges are expected to be reclassified into earnings in the next 12 months. The ineffective portion of a cash flow hedge is recognized immediately in selling, general and administrative expenses in the Condensed Consolidated Income Statements and was not material for the three months ended March 31, 2017 and 2016.
As of March 31, 2017, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration. The net investment hedges did not experience any ineffectiveness for the three months ended March 31, 2017.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our foreign exchange contracts currently included in our hedging program designated as hedging instruments were as follows:

(in millions)	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Other current assets	$2	$—
Liabilities
Net Investment Hedges
Other non-current liabilities	$(15)	$(6)

The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $575 million and $555 million as of March 31, 2017 and December 31, 2016, respectively.

Note 11. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

(in millions)	March 31, 2017	December 31, 2016
Compensation and other employee benefits	$176	$182
Customer-related liabilities	88	80
Accrued taxes	65	63
Accrued warranty costs	60	64
Other accrued liabilities	127	132
Total accrued and other current liabilities	$516	$521

Note 12. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	March 31, 2017	December 31, 2016
4.875% Senior Notes due 2021 (a)	$600	$600
2.250% Senior Notes due 2023 (a)	537	522
3.250% Senior Notes due 2026 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Commercial paper	60	65
Research and development facility agreement	40	38
Research and development finance contract	113	110
Term loan	161	157
Debt issuance costs and unamortized discount (b)	(24)	(24)
Total debt	2,387	2,368
Less: short-term borrowings and current maturities of long-term debt	261	260
Total long-term debt	$2,126	$2,108

(a)
The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2021 was $652 million and $651 million as of March 31, 2017 and December 31, 2016, respectively. The fair value of our Senior Notes due 2023 was $575 million and $555 million as of March 31, 2017 and December 31, 2016, respectively. The fair value of our Senior Notes due 2026 was $494 million and $487 million as of March 31, 2017 and December 31, 2016, respectively.The fair value of our Senior Notes due 2046 was $398 million and $397 million as of March 31, 2017 and December 31, 2016, respectively.

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
Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year beginning on May 1, 2017. As of March 31, 2017, we were in compliance with all covenants for the Senior Notes.
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
In accordance with the terms of an amendment to the Credit Facility dated August 30, 2016, we may not exceed a maximum leverage ratio of 4.00 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) for a period of 12-months following the Sensus acquisition and a maximum leverage ratio of 3.50 to 1.00 through the rest of the term. The Credit Facility also contains limitations on, among other things, incurring secured debt, granting liens, entering into sale and leaseback transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of March 31, 2017 the Credit Facility was undrawn and we are in compliance with all covenants.
European Investment Bank - R&D Finance Contract
On October 28, 2016, the Company entered into a Finance Contract (the “Finance Contract”) with the European Investment Bank (the “EIB”). The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the Finance Contract and Xylem Inc. is the Guarantor.  The Finance Contract provides for up to €105 million (approximately $113 million) to finance research, development and innovation projects in the field of sustainable water and wastewater solutions during the period from 2017 through 2019 in Sweden, Germany, Italy, UK, Hungary and Austria. The Company has unconditionally guaranteed the performance of the borrowers under the Finance Contract. Under the Finance Contract, the borrowers are able to draw loans on or before April 28, 2018, with a maturity of no longer than 11 years.
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
Both the Finance Contract and the R&D Facility Agreement provide for fixed rate loans and floating rate loans. Under the Finance Contract, the interest rate per annum applicable to fixed rate loans is at a fixed percentage rate per annum specified by the EIB which includes the applicable margin. The interest rate per annum applicable to floating rate loans is at the rate determined by reference to EURIBOR for loans drawn in Euros and LIBOR for loans drawn in Pounds Sterling or U.S. Dollars, plus an applicable spread specified by the EIB which includes the applicable margin. The applicable margin is 59 basis points (0.59%). As of March 31, 2017, $113 million was outstanding under the Finance Contract.
European Investment Bank - R&D Facility Agreement
On December 3, 2015, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with the EIB to amend the maturity date. The Facility provides an aggregate principal amount of up to €120 million (approximately $129 million) to finance research projects and infrastructure development in the European Union. The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the R&D Facility Agreement. The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the EIB.
Under the R&D Facility Agreement, the borrower was able to draw loans on or before March 31, 2016 with a maturity of no longer than 12 years. As of March 31, 2017 and December 31, 2016 $40 million and $38 million were outstanding, respectively, under the R&D Facility Agreement. Although the borrowing term for this arrangement is up to five years, we have classified it as short-term debt on our Consolidated Balance Sheets since we intend to repay this obligation in less than a year.
Term Loan Facility
On October 24, 2016, the Company’s subsidiary, Xylem Europe GmbH (the “borrower”) entered into a 12-month €150 million (approximately $161 million) term loan facility (the “Term Facility”) the terms of which are set forth in a term loan agreement, among the borrower, the Company, as parent guarantor and ING Bank.  The Company has entered into a parent guarantee in favor of ING Bank also dated October 24, 2016 to secure all present and future obligations of the borrower under the Term Loan Agreement.  The Term Facility was used to partially fund the acquisition of Sensus. The Term Facility will mature on October 26, 2017. The Term Facility bears interest at EURIBOR plus 0.35%. The agreement contains certain representations and warranties, certain affirmative covenants, certain negative covenants, a financial covenant, certain conditions and events of default that are customarily required for similar financings.
Commercial Paper
Our commercial paper program generally serves as a means of short-term funding and has a combined outstanding limit of $600 million inclusive of the Five-Year Revolving Credit Facility. As of March 31, 2017 and December 31, 2016 $60 million and $65 million of the Company’s $600 million commercial paper program was outstanding at a weighted average interest rate of 1.17% and 1.12%, respectively. We will periodically borrow under this program and may borrow under it in future periods.

Note 13. Postretirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended
	March 31,
(in millions)	2017	2016
Domestic defined benefit pension plans:
Service cost	$1	$—
Interest cost	1	1
Expected return on plan assets	(2)	(1)
Amortization of net actuarial loss	1	1
Net periodic benefit cost	$1	$1
International defined benefit pension plans:
Service cost	$3	$3
Interest cost	5	6
Expected return on plan assets	(8)	(9)
Amortization of net actuarial loss	2	2
Net periodic benefit cost	$2	$2
Total net periodic benefit cost	$3	$3

The total net periodic benefit cost for other postretirement employee benefit plans was $1 million including amounts recognized in other comprehensive income ("OCI") of less than $1 million for the three months ended March 31, 2017. The total net periodic benefit cost for other postretirement employee benefit plans was $1 million including amounts recognized in OCI of less than $1 million for the three months ended March 31, 2016.
We contributed $6 million and $8 million to our defined benefit plans during the three months ended March 31, 2017 and 2016, respectively. Additional contributions ranging between approximately $14 million and $24 million are expected during the remainder of 2017.
Note 14. Share-Based Compensation Plans
Share-based compensation expense was $6 million and $5 million during the three months ended March 31, 2017 and 2016, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $9 million, $23 million and $17 million, respectively, at March 31, 2017 and is expected to be recognized over a weighted average period of 2.3, 2.2 and 2.4 years, respectively. The amount of cash received from the exercise of stock options was $1 million and $8 million for the three months ended March 31, 2017 and 2016, respectively.

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2017.

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2017	2,126	$33.71	6.9
Granted	498	48.33
Exercised	(31)	34.18
Forfeited and expired	(17)	37.38
Outstanding at March 31, 2017	2,576	$36.50	7.3	$35
Options exercisable at March 31, 2017	1,605	$32.69	6.1	$28
Vested and expected to vest as of March 31, 2017	2,432	$35.95	7.2	$35

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the three months ended March 31, 2017 was $0.4 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2017 grants.

Volatility	25.40%
Risk-free interest rate	2.07%
Dividend yield	1.49%
Expected term (in years)	5.1
Weighted-average fair value / share	$10.65

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
Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the three months ended March 31, 2017. The fair value of the restricted stock units is equal to the closing share price on the date of the grant.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2017	899	$37.67
Granted	238	48.33
Vested	(307)	38.16
Forfeited	(18)	37.78
Outstanding at March 31, 2017	812	$40.59

ROIC Performance Share Unit Grants
The following is a summary of Return on Invested Capital ("ROIC") performance share unit grants for the three months ended March 31, 2017. The fair value of the ROIC performance share units is equal to the closing share price on the date of the grant.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2017	250	$37.11
Granted	110	48.33
Vested	—	—
Forfeited	(60)	37.69
Outstanding at March 31, 2017	300	$41.10

TSR Performance Share Units Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the three months ended March 31, 2017.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2017	108	$46.15
Granted	110	45.43
Vested	—	—
Forfeited	(3)	45.52
Outstanding at March 31, 2017	215	$47.26

The fair value of TSR performance share units was calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The following are weighted-average assumptions for 2017 grants.

Volatility	30.5%
Risk-free interest rate	1.51%
Dividend yield	1.49%

Note 15. Capital Stock
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three months ended March 31, 2017 and 2016. There are up to $420 million in shares that may still be purchased under this plan as of March 31, 2017.
On August 18, 2012, our Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares repurchased under this program during the three months ended March 31, 2017 and 2016. There are up to 0.3 million shares (approximately $13 million in value) that may still be purchased under this plan as of March 31, 2017.
Aside from the aforementioned repurchase programs, we repurchased 0.1 million and 0.1 million shares for $5 million and $3 million for the three months ended March 31, 2017 and 2016, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units.

Note 16. Accumulated Other Comprehensive Income (Loss)

The following table provides the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2017:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2017	$(140)	$(177)	$(1)	$(318)
Foreign currency translation adjustment	29	—	—	29
Tax on foreign currency translation adjustment	8	—	—	8
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	1	—	1
Selling, general and administrative expenses	—	2	—	2
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized gain on derivative hedge agreements	—	—	2	2
Reclassification of unrealized gain on derivative hedge agreements into cost of revenue	—	—	1	1
Balance at March 31, 2017	$(103)	$(175)	$2	$(276)

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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $12 million and $11 million as of March 31, 2017 and December 31, 2016, respectively, for these general litigation matters.
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
Guarantees
We obtain certain stand-by letters of credit, bank guarantees and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of March 31, 2017 and December 31, 2016, the amount of stand-by letters of credit, bank guarantees and surety bonds was $222 million and $218 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $5 million and $4 million as of March 31, 2017 and December 31, 2016, respectively, for environmental matters.
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

(in millions)	2017	2016
Warranty accrual – January 1	$99	$33
Net charges for product warranties in the period	7	6
Settlement of warranty claims	(12)	(7)
Foreign currency and other	—	1
Warranty accrual - March 31	$94	$33

Note 18. Segment Information
Our business has three reportable segments: Water Infrastructure, Applied Water and Sensus. The Water Infrastructure segment, focuses on the transportation, treatment and testing of water, offering a range of products including water and wastewater pumps, treatment and testing equipment, and controls and systems. The Applied Water segment, encompasses the uses of water and focuses on the residential, commercial and industrial markets offering a wide range of products, including pumps, valves and heat exchangers. The Sensus segment develops advanced technology solutions that enable intelligent use and conservation of critical water and energy resources.

Additionally, we have Regional selling locations, which consist primarily of selling and marketing organizations and related support services, that offer products and services across our Water Infrastructure and Applied Water segments. Corporate and other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as environmental matters that are managed at a corporate level and are not included in the business segments in evaluating performance or allocating resources.
As previously announced, we moved Xylem’s Analytics business from our Water Infrastructure business to our Sensus business effective in the second quarter of 2017.  We believe that this combination will enhance our focus on advanced sensing technologies and will allow us to gain operating efficiencies by integrating our supply chain, and moving to a leaner, shared operations and functional structure.  Accordingly, our reportable segments will change. Beginning with the second quarter of 2017, the Company will report the financial position and results of operations of its Analytics business and Sensus as one segment. Our Water Infrastructure segment will no longer include the results of our Analytics business. Our Applied Water segment remains unchanged.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2016 Annual Report). The following tables contain financial information for each reportable segment:

	Three Months Ended
	March 31,
(in millions)	2017	2016
Revenue:
Water Infrastructure	$496	$514
Applied Water	333	333
Sensus	242	—
Total	$1,071	$847
Operating Income:
Water Infrastructure	$47	$54
Applied Water	36	39
Sensus	18	—
Corporate and other	(15)	(14)
Total operating income	$86	$79
Interest expense	20	$14
Other non-operating expense	(1)	$—
Gain from sale of business	5	$—
Income before taxes	$70	$65
Depreciation and Amortization:
Water Infrastructure	$21	$22
Applied Water	6	6
Sensus	26	—
Regional selling locations (a)	4	2
Corporate and other	2	2
Total	$59	$32
Capital Expenditures:
Water Infrastructure	$14	$19
Applied Water	7	8
Sensus	15	—
Regional selling locations (b)	4	9
Corporate and other	3	1
Total	$43	$37

(a)
Depreciation and amortization expense incurred by the Regional selling locations was included in an overall allocation of Regional selling location costs to the segments; however, a certain portion of that expense was not specifically identified to a segment. That expense is captured in this Regional selling location line.

(b)	Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.

The following table contains the total assets for each reportable segment:

(in millions)	March 31, 2017	December 31, 2016
Water Infrastructure	$2,017	$1,997
Applied Water	1,003	990
Sensus	2,323	2,284
Regional selling location (a)	963	965
Corporate and other (b)	221	238
Total	$6,527	$6,474

(a)	The Regional selling locations have assets that consist primarily of cash, accounts receivable and inventory which are not allocated to the segments.

(b)
Corporate and other consists of items pertaining to our corporate headquarters function, which principally consist of cash, deferred tax assets, pension assets and certain property, plant and equipment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements, including the notes, included elsewhere in this report on Form 10-Q (this "Report"). Except as otherwise indicated or unless the context otherwise requires, "Xylem," "we," "us," "our" and the "Company" refer to Xylem Inc. and its subsidiaries. References in the condensed consolidated financial statements to "ITT" or the "former parent" refer to ITT Corporation (now ITT LLC) and its consolidated subsidiaries (other than Xylem Inc.) as of the applicable periods.
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
Factors that could cause results to differ materially from those anticipated include: overall economic and business conditions, political and other risks associated with our international operations, including military actions, economic sanctions or trade embargoes that could affect customer markets, and non-compliance with laws, including foreign corrupt practice laws, export and import laws and competition laws; potential for unexpected cancellations or delays of customer orders in our reported backlog; our exposure to fluctuations in foreign currency exchange rates;  competition and pricing pressures in the markets we serve; the strength of housing and related markets; weather conditions; ability to retain and attract key members of management; our relationship with and the performance of our channel partners; our ability to successfully identify, complete and integrate acquisitions, including the integration of Sensus; our ability to borrow or to refinance our existing indebtedness and availability of liquidity sufficient to meet our needs; changes in the value of goodwill or intangible assets; risks relating to product defects, product liability and recalls; governmental investigations; security breaches or other disruptions of our information technology systems; litigation and contingent liabilities; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Annual Report") and with subsequent filings we make with the Securities and Exchange Commission ("SEC").
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

Executive Summary
Xylem reported revenue for the first quarter of 2017 of $1,071 million, an increase of 26.4% compared to $847 million reported in the first quarter of 2016. Revenue increased 27.7% on a constant currency basis due to $242 million of revenue related to the recent Sensus acquisition partially offset by a decrease in organic revenue of $7 million driven by declines in the public utility and industrial end markets. Growth in the residential and commercial business markets partially offset this decline.
Operating income for the first quarter of 2017 was $86 million, reflecting an increase of 8.9% compared to $79 million in the first quarter of 2016. Operating margin was 8.0% for 2017 versus 9.3% for 2016, a decrease of 130 basis points. This decrease in operating margin was primarily driven by Sensus acquisition related costs of $10 million, increases in restructuring and realignment costs of $2 million and an increase in special charges of $1 million. Excluding these aforementioned costs, adjusted operating income was $112 million with an operating margin of 10.5% in 2017 as compared to adjusted operating income of $92 million with an operating margin of 10.9% in the first quarter of 2016. The decrease in adjusted operating margin was due to several contributing factors with cost inflation and spending on strategic investments being amongst the largest. These negative impacts on adjusted operating margin were largely offset by progress in our global procurement and productivity initiatives, as well as restructuring savings.

Additional financial highlights for the quarter ended March 31, 2017 include the following:

•	Orders of $1,137 million, up 28.0% from $888 million in the prior year, up 2.7% on an organic basis

•	Earnings per share of $0.31, down 16.2% from the prior year ($0.39, up 11.4% on an adjusted basis)

•
Cash flow from operating activities of $52 million for the three months ended March 31, 2017, up 26.8% from the prior year, and free cash flow, excluding Sensus acquisition related costs, of $26 million as compared to $4 million in the prior year

Key Performance Indicators and Non-GAAP Measures
Management reviews key performance indicators including revenue, gross margin, segment operating income and margins, earnings per share, orders growth, working capital and backlog, among others. In addition, we consider certain non-GAAP (or “adjusted”) measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions, share repurchases and debt repayment. Excluding revenue, Xylem provides guidance on a non-GAAP basis due to the inherent difficulty in forecasting certain amounts that would be included in GAAP earnings, such as discrete tax items, without unreasonable effort. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

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

•
"adjusted net income" and "adjusted earnings per share" defined as net income and earnings per share, respectively, adjusted to exclude restructuring and realignment costs, Sensus acquisition related costs, gain from sale of business and special charges and tax-related special items, as applicable. A reconciliation of adjusted net income is provided below.

	Three Months Ended
	March 31,
(In millions, except for per share data)	2017	2016
Net income	$56	$66
Restructuring and realignment, net of tax of $2 and $2	9	7
Sensus acquisition related costs, net of tax of $4	6	—
Special charges, net of tax of $2 and $1	3	3
Tax-related special items	—	(14)
Gain from sale of business, net of tax of $2	(3)	—
Adjusted net income	$71	$62
Weighted average number of shares - Diluted	180.7	179.3
Adjusted earnings per share	$0.39	$0.35

•
"operating expenses excluding restructuring and realignment costs, Sensus acquisition related costs and special charges" defined as operating expenses, adjusted to exclude restructuring and realignment costs, Sensus acquisition related costs and special charges.

•
"adjusted operating income" defined as operating income, adjusted to exclude restructuring and realignment costs, Sensus acquisition related costs and special charges, and "adjusted operating margin" defined as adjusted operating income divided by total revenue.

•
“realignment costs” defined as costs not included in restructuring costs that are incurred as part of actions taken to reposition our business, including items such as professional fees, severance, relocation, travel, facility set-up and other costs.

◦
"Sensus acquisition related costs" defined as costs incurred by the Company associated with the acquisition of Sensus that are being reported within operating income. These costs include integration costs and costs related to the recognition of the backlog intangible asset recorded in purchase accounting.

◦	“special charges" defined as costs incurred by the Company, such as non-cash impairment charges, initial acquisition costs not related to Sensus and other special non-operating items.

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

	Three Months Ended
	March 31,
(In millions)	2017	2016
Net cash provided by operating activities	$52	$41
Capital expenditures	(43)	(37)
Free cash flow	$9	$4
Cash paid for Sensus related acquisition costs	$(17)	$—
Free cash flow, excluding Sensus acquisition related costs	$26	$4

•
“EBITDA” defined as earnings before interest, taxes, depreciation, amortization expense, and share-based compensation and “Adjusted EBITDA” reflects the adjustment to EBITDA to exclude restructuring and realignment costs, Sensus acquisition related costs, gain from sale of business and special charges.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Net Income	$56	$66
Income tax expense	14	(1)
Interest expense (income), net	20	14
Depreciation	28	20
Amortization	31	12
Stock compensation	6	5
EBITDA	$155	$116
Restructuring and realignment	11	9
Sensus acquisition related costs	7	—
Special charges	5	4
Gain from sale of business	(5)	—
Adjusted EBITDA	$173	$129

2017 Outlook
We anticipate total revenue growth in the range of 20% to 22% in 2017 with organic revenue growth in the low-single-digits and the Sensus and Visenti acquisitions contributing the additional revenue growth. The following is a summary of our organic revenue outlook by end market.

•
Industrial market revenue decreased 2% organically through the first quarter due to general industrial weakness in our Water Infrastructure segment and weakness in oil and gas markets in out Applied Water segment. We expect oil and gas and mining markets to stabilize through the balance of the year, and we expect market conditions in the United States to improve modestly throughout the year. As a result, we expect organic revenue to remain flat to up low-single-digits for 2017.

•
Public utility revenue declined 4% organically in the first quarter primarily due to a difficult comparison to double-digit growth in the United States in the prior year.  We expect organic revenue growth in the low-single-digits for 2017 with project activity fueling growth in China and India and continued growth in the UK from the AMP6 investment cycle. We also anticipate revenue from Sensus to contribute mid-single-digit growth over their historical performance, driven by expected project deployments and traction from new products. On a pro forma basis that includes Sensus, we expect organic revenue growth of low-to-mid-single-digits for 2017.

•
In the commercial markets, growth was 2% in the first quarter driven by growth in Asia and Europe which was partially offset by weakness in the Middle East and Latin America. In 2017 we expect organic revenue growth in the low-single-digit range as we see the United States market stabilizing while the European construction market is beginning to moderate.

•
In residential markets, growth was 14% in the first quarter driven by strength in the United States, Asia Pacific and Europe. While anticipate modest growth in 2017 and expect full year organic revenue performance will be up in the low-single-digits. In the United States we expect relatively flat year over year volumes given the competitive landscape and replacement nature of the sector we serve. We also expect growth from the European market, which looks to be modestly stronger as increased residential building permitting provides an indicator of sales.

We will continue to strategically execute restructuring and realignment actions primarily to reposition our European and North American business in an effort to optimize our cost structure and improve our operational efficiency and effectiveness. During 2017, we expect to incur approximately $30 million in Sensus integration, restructuring and realignment costs. We expect to realize approximately $22 million of incremental net savings in 2017 from actions initiated in 2016, and an additional $5 million of net savings from our 2017 actions.
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
As previously announced, we moved Xylem’s Analytics business from our Water Infrastructure business to our Sensus business effective in the second quarter of 2017.  We believe that this combination will enhance our focus on advanced sensing technologies and will allow us to gain operating efficiencies by integrating our supply chain, and moving to a leaner, shared operations and functional structure.  Accordingly, our reportable segments will change. Beginning with the second quarter of 2017, the Company will report the financial position and results of operations of its Analytics business and Sensus as one segment. Our Water Infrastructure segment will no longer include the results of our Analytics business. Our Applied Water segment remains unchanged.

Results of Operations

	Three Months Ended
	March 31,
(In millions)	2017	2016	Change
Revenue	$1,071	$847	26.4%
Gross profit	412	329	25.2%
Gross margin	38.5%	38.8%	(30)	bp
Operating expenses excluding restructuring and realignment costs, Sensus acquisition related costs and special charges	300	237	26.6%
Expense to revenue ratio	28.0%	28.0%	—	bp
Restructuring and realignment costs	11	9	22.2%
Sensus acquisition related charges	10	—	NM
Special charges	5	4	25.0
Total operating expenses	326	250	30.4%
Operating income	86	79	8.9%
Operating margin	8.0%	9.3%	(130)	bp
Interest and other non-operating expense, net	21	14	50.0%
Gain on sale of business	5	—	NM
Income tax expense (benefit)	14	(1)	NM
Tax rate	20.4%	(1.6)%	NM
Net income	$56	$66	(15.2)%
NM - Not meaningful percentage change
Revenue
Revenue generated during the three months ended March 31, 2017 was $1,071 million, reflecting an increase of $224 million or 26.4%, compared to the same prior year period. On a constant currency basis, revenue grew 27.7% for the three months ended March 31, 2017. This increase in revenue was primarily driven by an additional $242 million of revenue from the recent acquisition of Sensus. Organic revenue decreased $7 million compared to the same prior year period driven by declines in the United States and the Middle East, partially offset by growth within Asia Pacific.
The following table illustrates the impact from organic growth, recent acquisitions, and foreign currency translation in relation to revenue during the three months ended March 31, 2017:

	Water Infrastructure		Applied Water		Sensus		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2016 Revenue	$514		$333		$—		$847
Organic growth	(13)	(2.5)%	6	1.8%	—	NM	(7)	(0.8)%
Acquisitions/Divestitures	2	0.4%	(1)	(0.3)%	241	NM	242	28.5%
Constant currency	(11)	(2.1)%	5	1.5%	241	NM	235	27.7%
Foreign currency translation (a)	(7)	(1.4)%	(5)	(1.5)%	1	NM	(11)	(1.3)%
Total change in revenue	(18)	(3.5)%	—	—%	242	NM	224	26.4%
2017 Revenue	$496		$333		$242		$1,071

(a)	Foreign currency translation impact due to fluctuations in the value of various currencies against the U.S. Dollar, the largest being the British Pound and the Euro.

Water Infrastructure
Water Infrastructure revenue decreased $18 million, or 3.5% for the first quarter of 2017 (2.1% decrease at constant currency) compared to the respective 2016 period. The decrease at constant currency consisted mostly of a decline in organic revenue of $13 million, or 2.5% in the first quarter, mostly in the public utility end market which had a difficult comparison to the first quarter of 2016 where we had double digit growth rates in the United States. The industrial end market also experienced declines, primarily in the United States, which were partially offset by strength in the emerging markets, particularly Asia where we had several large projects.
From an application perspective, for the first quarter of 2017, the organic revenue decline was driven by decreases in our treatment applications in the public utility end market and by our transport applications in the industrial end market. Organic declines in the treatment applications were driven by a difficult prior year comparison in the United States and backlog with longer lead times, as well as slower bidding activity in the Middle East where the oil and gas market downturn impacted municipal spending. Organic declines in the transport application in the industrial end market were driven primarily by dewatering declines in mining and construction in the United States, partially offset by mining strength in Latin America. Revenue from test applications remained flat.
Applied Water
Applied Water revenue had flat revenue for the first quarter of 2017 (1.5% increase at constant currency) compared to the respective 2016 period. The increase at constant currency consisted primarily of organic revenue growth of $6 million, or 1.8% which was driven by growth in residential and commercial end markets, partially offset by declines in the industrial market.
From an application perspective, growth in residential building services was driven by strength in the United States and Europe where we benefited from timing of promotions and modest share gains. Commercial building services also grew, primarily in western Europe and Asia Pacific, driven by new product traction and sales channel investments. This growth was partially offset by a decline in industrial applications, primarily driven by weaker than expected industrial market conditions in the United States.
Sensus
The Sensus segment, which we acquired in the fourth quarter of 2016, generated $242 million of revenue during the three months ended March 31, 2017. Over 60% of the Sensus revenue was generated in the United States with additional revenue coming primarily from western Europe and China. Sensus revenue was primarily from water applications with additional revenue primarily from gas and electric applications.
Orders / Backlog
Orders received during the first quarter of 2017 were $1,137 million, an increase of $249 million, or 28.0%, over the first quarter of the prior year (29.4% increase at constant currency). Organic order growth increased 2.7% for the three months ended March 31, 2017.
Water Infrastructure segment orders increased $12 million, or 2.2%, to $546 million (3.7% increase at constant currency) for the first quarter of 2017 as compared to the same prior year period. The order increase on a constant currency basis was driven by an increase of 3.4% in organic orders and a 0.4% increase from acquisitions made in the last twelve months. Organic order growth spanned all of the applications. The transport applications had growth driven by strong project orders in India as well as increased distributor orders in the United States and increased dewatering rental orders in Latin America. The treatment applications had strong order intake in Canada as well as order strength in the emerging markets. Order growth in the test applications grew primarily from strong strength in the United States and a large order in Africa.
Applied Water segment orders for the quarter remained relatively constant at $354 million (1.4% increase at constant currency) as compared to the same prior year period. The order increase on a constant currency basis was due to organic order growth of 1.7% driven by industrial strength in Europe as well as strong residential performance in the United States, partially offset by project delays in commercial building services.
Sensus segment had orders of $237 million for the first quarter of 2017.
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. Total backlog was $1,146 million at

March 31, 2017, an increase of $370 million or 47.7% as compared to March 31, 2016 and an increase of $68 million or 6.3%, as compared to December 31, 2016. We anticipate that over 65% of the backlog at March 31, 2017 will be recognized as revenue in the remainder of 2017.
Gross Margin
Gross margin as a percentage of revenue decreased to 38.5% for the three months ended March 31, 2017 as compared to 38.8% for 2016. The slight gross margin decline was driven by cost inflation and volume declines, which were partially offset by global procurement and continuous improvement initiatives.
Operating Expenses
The following table presents operating expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(In millions)	2017	2016	Change
Selling, general and administrative expenses ("SG&A")	$272	$219	24.2%
SG&A as a % of revenue	25.4%	25.9%	(50)	bp
Research and development expenses ("R&D")	42	25	68.0%
R&D as a % of revenue	3.9%	3.0%	90	bp
Restructuring and asset impairment charges, net	12	6	100.0%
Operating expenses	$326	$250	30.4%
Expense to revenue ratio	30.4%	29.5%	90	bp
Selling, General and Administrative Expenses
SG&A increased by $53 million to $272 million or 25.4% of revenue in the first quarter of 2017, as compared to $219 million or 25.9% of revenue in the comparable 2016 period. The increase in SG&A expenses includes approximately $50 million of additional SG&A spending for the Sensus segment, as well as $10 million related to Sensus acquisition related costs for the three months ended March 31, 2017. These increases in SG&A expenses were partially offset by savings from restructuring actions and continuous improvement initiatives.
Research and Development Expenses
R&D spending was $42 million or 3.9% of revenue in the first quarter of 2017 as compared to $25 million or 3.0% of revenue in the comparable period of 2016. The increase in R&D spending for the three months ended March 31, 2017 was primarily due to investments in new products and technology, particularly within our newly acquired Sensus segment.
Restructuring Charges and Asset Impairment
Restructuring
During the three months ended March 31, 2017, we recognized restructuring charges of $7 million. We incurred these charges related to actions taken in 2017 primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Applied Water and Water Infrastructure segments, as well as headcount reduction within our Sensus segment. Included in the charges recorded during the three months ended March 31, 2017 were $5 million related to actions commenced in prior years.
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

The following table presents expected restructuring spend:

(in millions)	Water Infrastructure	Applied Water	Sensus	Corporate	Total
Actions Commenced in 2017:
Total expected costs	14	2	2	—	18
Costs incurred during Q1 2017	—	1	1	—	2
Total expected costs remaining	14	1	1	—	16
The Water Infrastructure, Applied Water, and Sensus actions commenced in 2017 consist primarily of severance charges and are expected to continue through the end of 2018.
We expect to incur approximately $15 million in restructuring costs for the full year. As a result of all of the actions taken and expected to be taken in 2017, we anticipate approximately $4 million of total net savings to be realized during 2017.
Asset Impairment
During the first quarter of 2017 we determined that certain assets within our Applied Water segment, including a tradename were impaired. Accordingly we recognized an impairment charge of $5 million. Refer to Note 9, "Goodwill and Other Intangible Assets," for additional information.
Operating Income
We generated operating income of $86 million (margin of 8.0%) during the first quarter of 2017, a $7 million increase compared to $79 million (margin of 9.3%) in the first quarter of 2016. This decrease in operating margin was primarily due to Sensus acquisition related costs of $10 million, increases in restructuring and realignment costs of $2 million and increases in special charges of $1 million. Excluding these costs, adjusted operating income was $112 million with an operating margin of 10.5% in 2017 as compared to operating income of $92 million with an operating margin of 10.9% in the first quarter of 2016. This decrease in adjusted operating margin was due to several contributing factors with cost inflation and spending on strategic investments being amongst the largest. These negative impacts on adjusted operating margin were largely offset by progress in our global procurement and productivity initiatives, as well as restructuring savings.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended
	March 31,
(In millions)	2017	2016	Change
Water Infrastructure
Operating income	$47	$54	(13.0)%
Operating margin	9.5%	10.5%	(100)	bp
Restructuring and realignment costs	5	4	25.0%
Special charges	—	4	NM
Adjusted operating income	$52	$62	(16.1)%
Adjusted operating margin	10.5%	12.1%	(160)	bp
Applied Water
Operating income	$36	$39	(7.7)%
Operating margin	10.8%	11.7%	(90)	bp
Restructuring and realignment costs	4	3	33.3%
Special charges	5	—	NM
Adjusted operating income	$45	$42	7.1%
Adjusted operating margin	13.5%	12.6%	90	bp
Sensus
Operating income	$18	$—	NM
Operating margin	7.4%	—%	NM
Sensus acquisition related costs	6	—	NM
Restructuring and realignment costs	2	—	NM
Adjusted operating income	$26	$—	NM
Adjusted operating margin	10.7%	—%	NM
Corporate and other
Operating loss	$(15)	$(14)	7.1%
Restructuring and realignment costs	—	2	NM
Sensus acquisition related costs	4	—	NM
Adjusted operating loss	$(11)	$(12)	(8.3)%
Total Xylem
Operating income	$86	$79	8.9%
Operating margin	8.0%	9.3%	(130)	bp
Restructuring and realignment costs	11	9	22.2%
Sensus acquisition related costs	10	—	NM
Special charges	5	4	25.0%
Adjusted operating income	$112	$92	21.7%
Adjusted operating margin	10.5%	10.9%	(40)	bp
NM - Not meaningful percentage change

Water Infrastructure
Operating income for our Water Infrastructure segment decreased $7 million, or 13.0%, for the first quarter of 2017 compared to the prior year, with operating margin also decreasing from 10.5% to 9.5%. Operating margin was negatively impacted by increased restructuring and realignment costs of $1 million and positively impacted by special charges of $4 million in 2016 that did not recur. Excluding these items, adjusted operating income decreased $10 million, or 16.1%, with adjusted operating margin decreasing from 12.1% to 10.5%. The decrease in adjusted operating margin for the first quarter was due to cost inflation, strategic investments and volume declines, which were partially offset by cost reductions from global procurement and continuous improvement initiatives.
Applied Water
For the first quarter of 2017 operating income for our Applied Water segment decreased $3 million, or 7.7%, with operating margin decreasing from 11.7% to 10.8% as compared to the prior year. Operating margin was negatively impacted by higher special charges for a non-cash impairment of $5 million and increased restructuring and realignment costs of $1 million. Adjusted operating income increased $3 million, or 7.1%, with adjusted operating margin increasing from 12.6% to 13.5%. The increase in adjusted operating margin was due to cost reductions from global procurement and continuous improvement initiatives, which was partially offset by cost inflation and negative foreign currency transaction impacts.
Sensus
Sensus had operating income of $18 million, which operating margin of 7.4% for the first quarter of 2017. This operating income included $6 million of Sensus acquisition related costs and $2 million of restructuring charges. Excluding these costs, adjusted operating income was $26 million, with adjusted operating margin of 10.7%.
Corporate and other
Operating expense for corporate and other increased $1 million, (decreased $1 million on an adjusted basis) for the first quarter of 2017 as compared to the prior year, primarily due to $4 million of Sensus acquisition related costs which were partially offset by a reduction in restructuring charges of $2 million.
Interest Expense
Interest expense was $20 million for the three months ended March 31, 2017, and $14 million for the three months ended March 31, 2016. See Note 12, "Credit Facilities and Debt" of our consolidated financial statements for a description of our credit facilities and long-term debt.
Income Tax Expense
The income tax provision for the three months ended March 31, 2017 was $14 million resulting in an effective tax rate of 20.4%, compared to a benefit of $1 million resulting in an effective tax rate of negative 1.6% for the same period in 2016. The variance in the effective tax rates for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to the release of an unrecognized tax benefit in 2016 related to the effective settlement of a tax examination offset in part by the establishment of a valuation allowance in 2016.
Other Comprehensive Income
Other comprehensive income was $42 million for the three months ended March 31, 2017 compared to $26 million for the same period in 2016. This change was driven by favorable foreign currency translation impacts, primarily due to the increased strengthening of the Euro and the Brazilian Real against the U.S. Dollar as compared to the prior year. These increases are partially offset by increased weakening of the Chinese Yuan and the British Pound against the U.S. Dollar as compared to the prior year.

Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Three Months Ended
	March 31,
(In millions)	2017	2016	Change
Operating activities	$52	$41	$11
Investing activities	(38)	(105)	67
Financing activities	(41)	559	(600)
Foreign exchange (a)	6	18	(12)
Total	$(21)	$513	$(534)

(a)	The impact is primarily due to the strengthening of the Euro against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
During the three months ended March 31, 2017, net cash provided by operating activities increased by $11 million as compared to the same prior year period. The year-over-year increase was primarily driven by a reduction in cash paid for interest during the first quarter compared to the prior year due to changes to the debt structure and timing of the fiscal quarter-end.
Investing Activities
Cash used in investing activities was $38 million for the three months ended March 31, 2017 as compared to $105 million in the comparable prior year period. This decrease was mainly driven by the $70 million spent on the acquisition of Tideland Signal Corporation during the three months ended March 31, 2016 versus the $6 million purchase price adjustment for Sensus in 2017. Additionally, we received $11 million of proceeds from the sale of a business we divested in the first quarter of 2017, which was partially offset by increased spending of $6 million over the prior year on capital projects, including increased spending on software in our recently acquired Sensus business.
Financing Activities
Cash used by financing activities was $41 million for the three months ended March 31, 2017 as compared to cash provided of $559 million in the comparable prior year period. The net decrease in cash provided by financing activities was mostly driven by the issuance of long-term and short-term debt of $580 million during the three months ended March 31, 2016 that did not recur in 2017.
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

Credit Facilities & Long-Term Contractual Commitments
See Note 12, "Credit Facilities and Debt" of our consolidated financial statements for a description of our credit facilities and long-term debt.
Non-U.S. Operations
We generated approximately 54% and 58% of our revenue from non-U.S. operations for the three months ended March 31, 2017 and 2016, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of our review, it is determined that all or a portion of the funds may be needed for our operations in the United States, we may be required to accrue additional U.S. taxes. As of March 31, 2017, our foreign subsidiaries were holding $268 million in cash or marketable securities.
Critical Accounting Estimates
Our discussion and analysis of our results of operations and capital resources are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Annual Report describes the critical accounting estimates used in preparation of the condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the information concerning our critical accounting estimates as stated in our 2016 Annual Report.
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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2016 Annual Report.

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

ITEM 1A.           RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2016 Annual Report.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended March 31, 2017:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
1/1/17 - 1/31/17	—	—	—	$432
2/1/17 - 2/28/17	—	—	—	$432
3/1/17 - 3/31/17	—	—	—	$433
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three months ended March 31, 2017. There are up to $420 million in shares that may still be purchased under this plan as of March 31, 2017.

On August 18, 2012, our Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares repurchased under this program during the three months ended March 31, 2017. There are up to 0.3 million of shares (approximately $13 million in value) that may still be purchased under this plan as of March 31, 2017.

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

May 2, 2017

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

(101.0)
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.