Form 10-Q
period 2017-06-30
Xylem Inc.
filed 2017-08-01
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of July 28, 2017, there were 179,568,474 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Six Months
For the period ended June 30,	2017	2016	2017	2016
Revenue	$1,164	$932	$2,235	$1,779
Cost of revenue	705	563	1,364	1,081
Gross profit	459	369	871	698
Selling, general and administrative expenses	270	227	542	446
Research and development expenses	44	27	86	52
Restructuring and asset impairment charges, net	6	6	18	12
Operating income	139	109	225	188
Interest expense	21	20	41	34
Other non-operating income, net	3	1	2	1
Gain from sale of business	—	—	5	—
Income before taxes	121	90	191	155
Income tax expense	21	19	35	18
Net income	100	71	156	137
Less: Net income attributable to non-controlling interests	1	—	1	—
Net income attributable to Xylem	$99	$71	$155	$137
Earnings per share:
Basic	$0.55	$0.39	$0.87	$0.77
Diluted	$0.55	$0.39	$0.86	$0.76
Weighted average number of shares:
Basic	179.6	179.1	179.6	178.8
Diluted	180.6	179.9	180.6	179.6
Dividends declared per share	$0.1800	$0.1549	$0.3600	$0.3098
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Six Months
For the period ended June 30,	2017	2016	2017	2016
Net income	$100	$71	$156	$137
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	30	(29)	59	(17)
Net change in derivative hedge agreements:
Unrealized gains (loss)	3	(4)	5	—
Amount of gain reclassified into net income	(1)	(1)	—	(1)
Net change in postretirement benefit plans:
Amortization of net actuarial loss into net income	2	2	5	5
Other comprehensive income (loss), before tax	34	(32)	69	(13)
Income tax (benefit) expense related to items of other comprehensive income	(22)	8	(29)	1
Other comprehensive income (loss), net of tax	56	(40)	98	(14)
Comprehensive income	$156	$31	$254	$123
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	June 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$288	$308
Receivables, less allowances for discounts and doubtful accounts of $28 and $30 in 2017 and 2016, respectively	944	843
Inventories	554	522
Prepaid and other current assets	175	166
Total current assets	1,961	1,839
Property, plant and equipment, net	627	616
Goodwill	2,717	2,632
Other intangible assets, net	1,184	1,201
Other non-current assets	218	186
Total assets	$6,707	$6,474
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$442	$457
Accrued and other current liabilities	515	521
Short-term borrowings and current maturities of long-term debt	243	260
Total current liabilities	1,200	1,238
Long-term debt	2,168	2,108
Accrued postretirement benefits	427	408
Deferred income tax liabilities	329	352
Other non-current accrued liabilities	201	161
Total liabilities	4,325	4,267
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 191.9 shares and 191.4 shares in 2017 and 2016, respectively	2	2
Capital in excess of par value	1,894	1,876
Retained earnings	1,117	1,033
Treasury stock – at cost 12.4 shares and 11.9 shares in 2017 and 2016, respectively	(428)	(403)
Accumulated other comprehensive loss	(220)	(318)
Total stockholders’ equity	2,365	2,190
Non-controlling interests	17	17
Total equity	2,382	2,207
Total liabilities and stockholders’ equity	$6,707	$6,474

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the six months ended June 30,	2017	2016
Operating Activities
Net income	$156	$137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55	41
Amortization	61	24
Share-based compensation	11	10
Restructuring and asset impairment charges	18	12
Gain from sale of business	(5)	—
Other, net	4	8
Payments for restructuring	(17)	(6)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(70)	(19)
Changes in inventories	(13)	(39)
Changes in accounts payable	(19)	9
Other, net	(30)	(52)
Net Cash – Operating activities	151	125
Investing Activities
Capital expenditures	(77)	(62)
Acquisition of business, net of cash acquired	(6)	(70)
Proceeds from sale of business	11	—
Other, net	3	5
Net Cash – Investing activities	(69)	(127)
Financing Activities
Short-term debt issued	33	89
Short-term debt repaid	(65)	(77)
Long-term debt issued	—	540
Long-term debt repaid	—	(608)
Repurchase of common stock	(25)	(3)
Proceeds from exercise of employee stock options	7	16
Dividends paid	(65)	(56)
Other, net	—	1
Net Cash – Financing activities	(115)	(98)
Effect of exchange rate changes on cash	13	6
Net change in cash and cash equivalents	(20)	(94)
Cash and cash equivalents at beginning of year	308	680
Cash and cash equivalents at end of period	$288	$586
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$46	$34
Income taxes (net of refunds received)	$47	$49
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
As previously announced, in the second quarter of 2017 we implemented an organizational redesign by moving Xylem’s Analytics business from our Water Infrastructure business to our Sensus business, which was acquired in the fourth quarter of 2016. We believe that the combination of these businesses will enhance our focus on advanced sensing technologies and will lead to operating efficiencies by integrating the supply chain process, and moving to a leaner, shared operations and functional structure.  Accordingly, our reportable segments have changed. Beginning with the second quarter of 2017, the Company now reports the financial position and results of operations of its Analytics and Sensus businesses as one new reportable segment, which is currently called Sensus & Analytics. Our Water Infrastructure reportable segment no longer includes the results of our Analytics business. The Company has recast certain historical amounts between the Company's Water Infrastructure and Sensus & Analytics reportable segments, however this change had no impact on the Company's historical consolidated financial position or results of operations. The recast financial information does not represent a restatement of previously issued financial statements. Our Applied Water reportable segment remains unchanged. Refer to Note 18 "Segment Information" for additional segment information.
Xylem operates in three segments, Water Infrastructure, Applied Water and Sensus & Analytics. The Water Infrastructure segment focuses on the transportation and treatment of water, offering a range of products including water and wastewater pumps, treatment equipment, and controls and systems. The Applied Water segment serves many of the primary uses of water and focuses on the residential, commercial and industrial markets. The Applied Water segment’s major products include pumps, valves, heat exchangers, controls and dispensing equipment. The Sensus & Analytics segment focuses on developing advanced technology solutions that enable intelligent use and conservation of critical water and energy resources as well as analytical instrumentation used in the testing of water. The Sensus & Analytics segment's major products include smart metering, networked communications, measurement and control technologies, software and services including cloud-based analytics, remote monitoring and data management, and testing equipment.
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
Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In March 2017, the Financial Accounting Standards Board (“FASB”) issued amended guidance on presentation of net periodic benefit costs.  The amendment requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components are required to be presented in the income statement separately and outside a subtotal of income from operations, if one is presented.  The amendment also requires entities to disclose the income statement lines that contain the other components if they are not appropriately described.  This guidance is effective retrospectively for periods beginning after December 15, 2017, including interim periods within those annual periods.  Early adoption is permitted.  We are evaluating the impact of the guidance on our financial condition and results of operations.
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
Recently Adopted Pronouncements
In May 2017, the FASB issued guidance, which amends the scope of modification accounting guidance for share-based payment arrangements. The guidance outlines the types of changes to the terms or conditions of share-based payment arrangements that would require the use of modification accounting. Specifically, modification accounting would not apply if the fair value, vesting conditions, and classification of the award as equity or liability are the same immediately before and after the modification. This guidance is effective prospectively for interim and annual reporting periods beginning December 15, 2017 and early adoption is permitted. We elected to early adopt this guidance effective the second quarter of 2017. The adoption of this guidance did not impact our financial condition or results from operations.
In January 2017, the FASB issued guidance amending the impairment testing of goodwill. Under current guidance, the testing of goodwill for impairment is performed at least annually using a two-step test. Step one involves comparing the fair value of a “reporting unit” to its carrying amount. If the applicable book value exceeds the reporting unit’s fair value then step two must be performed. Step two involves comparing the fair value of the reporting unit’s goodwill to the applicable carrying amount of the asset and recognizing an impairment charge equal to the amount by which the carrying amount of the goodwill exceeds its implied fair value. The amended guidance eliminates step two of the impairment test and allows an entity to record an impairment charge equal to the amount that the carrying amount of the applicable reporting unit exceeds its fair value, up to the value of the recorded goodwill. This guidance is effective prospectively for interim and annual goodwill impairment tests beginning after December 15, 2019 with early adoption permitted for interim or annual tests after January 1, 2017. We elected to early adopt this guidance effective the first quarter of 2017. The adoption of this guidance did not impact our financial condition or results of operations.
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

Sensus results of operations were consolidated with the Company effective November 1, 2016 and along with our Analytics business it constitutes a separate reportable segment. Refer to Note 18 "Segment Information" for Sensus segment information.

The preliminary Sensus purchase price allocation as of October 31, 2016 is shown in the following table.

(in millions)	Amount
Cash	$56
Receivables	104
Inventories	79
Prepaid and other current assets	20
Property, plant and equipment	181
Intangible assets	795
Other long-term assets	6
Accounts payable	(69)
Accrued and other current liabilities	(91)
Deferred income tax liabilities	(212)
Accrued post retirement benefits	(84)
Other non-current accrued liabilities	(60)
Total identifiable net assets	725

Goodwill	1,058
Non-controlling interest	(17)
Total consideration	$1,766

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

Goodwill arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of Sensus and Xylem. All of the goodwill was assigned to the Sensus & Analytics segment and is not deductible for tax purposes.

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

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the three and six months ended June 30, 2016 assuming the acquisition of Sensus was made on January 1, 2015.

(in millions)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenue	$1,167	$2,242
Net income	$85	$183

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

The pro forma results do not include any cost savings or operational synergies that may be generated or realized due to the acquisition of Sensus. The pro forma six-month period reflects the inclusion of a $16 million tax valuation release and a $27 million reduction to warranty expense in the first calendar quarter of 2016.
Tideland Signal Corporation
On February 1, 2016, we acquired Tideland Signal Corporation (“Tideland”), a leading producer of analytics solutions in the coastal and ocean management sectors, for $70 million. Tideland, a privately-owned company headquartered in Texas, had approximately 160 employees. Our condensed consolidated financial statements include Tideland’s results of operations from February 1, 2016 within the Sensus & Analytics segment.

Note 4. Restructuring Charges
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position ourselves based on the economic environment and customer demand. During the three and six months ended June 30, 2017, we recognized restructuring charges of $6 million and $13 million million, respectively. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Applied Water and Water Infrastructure segments, as well as headcount reductions within our Sensus & Analytics segment.
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
The following table presents the components of restructuring expense and asset impairment charges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
By component:
Severance and other charges	$6	$6	$14	$12
Reversal of restructuring accruals	—	—	(1)	—
Total restructuring charges	$6	$6	$13	$12
Asset impairment	—	—	5	—
Total restructuring and asset impairment charges	$6	$6	$18	$12

By segment:
Water Infrastructure	$3	$5	$5	$7
Applied Water	2	1	10	3
Sensus & Analytics	1	—	3	—
Corporate and other	—	—	—	2

The following table displays a rollforward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within accrued and other current liabilities, for the six months ended June 30, 2017 and 2016.

(in millions)	2017	2016
Restructuring accruals - January 1	$15	$3
Restructuring charges	13	12
Cash payments	(17)	(6)
Foreign currency and other	—	—
Restructuring accruals - June 30	$11	$9

By segment:
Water Infrastructure	$1	$5
Applied Water	4	1
Sensus & Analytics	3	—
Regional selling locations (a)	3	1
Corporate and other	—	2

(a)
Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following is a rollforward for the six months ended June 30, 2017 and 2016 of employee position eliminations associated with restructuring activities.

	2017	2016
Planned reductions - January 1	188	82
Additional planned reductions	105	223
Actual reductions and reversals	(185)	(203)
Planned reductions - June 30	108	102

The following table presents expected restructuring spend:

(in millions)	Water Infrastructure	Applied Water	Sensus & Analytics	Corporate	Total
Actions Commenced in 2017:
Total expected costs	$14	$6	$1	$—	$21
Costs incurred during Q1 2017	—	1	1	—	2
Costs incurred during Q2 2017	3	1	—	—	4
Total expected costs remaining	$11	$4	$—	$—	$15

Actions Commenced in 2016:
Total expected costs	$13	$13	$10	$2	$38
Costs incurred during 2016	11	10	6	2	29
Costs incurred during Q1 2017	2	2	1	—	5
Costs incurred during Q2 2017	—	1	1	—	2
Total expected costs remaining	$—	$—	$2	$—	$2
The Water Infrastructure, Applied Water, and Sensus & Analytics actions commenced in 2017 consist primarily of severance charges and are expected to continue through the end of 2018. The Water Infrastructure, Applied

Water, Sensus & Analytics and Corporate actions commenced in 2016 consist primarily of severance charges and are expected to continue through the end of 2018.
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
The income tax provision for the three months ended June 30, 2017 was $21 million resulting in an effective tax rate of 16.8%, compared to $19 million resulting in an effective tax rate of 21.6% for the same period in 2016. The income tax provision for the six months ended June 30, 2017 was $35 million resulting in an effective tax rate of 18.1%, compared to $18 million resulting in an effective tax rate of 11.8% for the same period in 2016. The effective tax rate was lower than the United States federal statutory rate primarily due to the mix of earnings in jurisdictions in both periods. The decrease in the effective tax rate for the three months ended June 30, 2017 as compared to the same period in the prior year was primarily due to the mix of earnings in jurisdictions and repatriation of foreign earnings in 2016 that did not recur. Additionally, the effective tax rate for the period ending June 30, 2016 included the release of an unrecognized tax benefit in 2016 due to the effective settlement of a tax examination, offset in part by the establishment of a valuation allowance.
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
The amount of unrecognized tax benefits at June 30, 2017 was $68 million, which if ultimately recognized will reduce our effective tax rate. We do not believe that the unrecognized tax benefits will significantly change within the next twelve months.
We classify interest expense relating to unrecognized tax benefits as a component of other non-operating expense, net, and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of June 30, 2017, we had $3 million of interest accrued for unrecognized tax benefits.

Note 6. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to Xylem (in millions)	$99	$71	$155	$137
Shares (in thousands):
Weighted average common shares outstanding	179,571	179,020	179,557	178,790
Add: Participating securities (a)	28	46	31	38
Weighted average common shares outstanding — Basic	179,599	179,066	179,588	178,828
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	640	459	600	396
Dilutive effect of restricted stock units and performance share units	362	365	438	377
Weighted average common shares outstanding — Diluted	180,601	179,890	180,626	179,601
Basic earnings per share	$0.55	$0.39	$0.87	$0.77
Diluted earnings per share	$0.55	$0.39	$0.86	$0.76

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Stock options	1,854	2,068	1,813	2,161
Restricted stock units	464	582	427	591
Performance share units	530	409	467	334
Note 7. Inventories
The components of total inventories are summarized as follows:

(in millions)	June 30, 2017	December 31, 2016
Finished goods	$233	$220
Work in process	52	42
Raw materials	269	260
Total inventories	$554	$522

Note 8. Property, Plant and Equipment
The components of total property, plant and equipment, net are as follows:

(in millions)	June 30, 2017	December 31, 2016
Land, buildings and improvements	$317	$299
Machinery and equipment	774	731
Equipment held for lease or rental	233	218
Furniture and fixtures	104	95
Construction work in progress	77	76
Other	20	19
Total property, plant and equipment, gross	1,525	1,438
Less accumulated depreciation	898	822
Total property, plant and equipment, net	$627	$616
Depreciation expense of $27 million and $55 million million was recognized in the three and six months ended June 30, 2017, respectively, and $21 million and $41 million for the three and six months ended June 30, 2016.
Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2017 are as follows:

(in millions)	Water Infrastructure	Applied Water	Sensus & Analytics	Total
Balance as of January 1, 2017	$1,074	$505	$1,053	$2,632
Activity in 2017
Divested/Acquired	—	(2)	(5)	(7)
Foreign currency and other	34	15	43	92
Balance as of June 30, 2017	$1,108	$518	$1,091	$2,717
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	June 30, 2017			December 31, 2016
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$906	$(205)	$701	$891	$(168)	$723
Proprietary technology and patents	158	(69)	89	156	(61)	95
Trademarks	142	(34)	108	139	(23)	116
Software	258	(136)	122	218	(118)	100
Other	25	(18)	7	26	(13)	13
Indefinite-lived intangibles	157	—	157	154	—	154
Other Intangibles	$1,646	$(462)	$1,184	$1,584	$(383)	$1,201
Amortization expense related to finite-lived intangible assets was $30 million and $61 million for the three and six months ended June 30, 2017, respectively, and $12 million and $24 million for the three and six months ended June 30, 2016, respectively.

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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty Australian Dollar and Hungarian Forint. We had foreign exchange contracts with purchase notional amounts totaling $124 million as of June 30, 2017. As of June 30, 2017, our most significant foreign currency derivatives included contracts to purchase Swedish Krona and sell Euro, sell U.S. Dollar and purchase Euro, sell British Pound and purchase Euro, and to purchase Polish Zloty and sell Euro. The purchased notional amounts associated with these currency derivatives are $51 million, $29 million, $16 million, and $13 million, respectively. As of December 31, 2016 we did not hold any foreign exchange contracts.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross Currency Swaps
Beginning in 2015, we entered into cross currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. The total notional amount of derivative instruments designated as net investment hedges was $427 million and $391 million as of June 30, 2017 and December 31, 2016, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $566 million, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain (loss) recognized in OCI (a)	$3	$(4)	$5	$—
Amount of gain reclassified from OCI into revenue (a)	(1)	(1)	(1)	—
Amount of (gain) loss reclassified from OCI into cost of revenue (a)	—	—	1	(1)

Net Investment Hedges
Cross Currency Swaps
Amount of gain (loss) recognized in OCI (a)	$(23)	$11	$(31)	$—
Foreign Currency Denominated Debt
Amount of gain (loss) recognized in OCI (a)	$(34)	$10	$(48)	$(5)

(a)	Effective portion
As of June 30, 2017, $4 million of net gains on cash flow hedges are expected to be reclassified into earnings in the next 12 months. The ineffective portion of a cash flow hedge is recognized immediately in selling, general and administrative expenses in the Condensed Consolidated Income Statements and was not material for the three and six months ended June 30, 2017 and 2016.
As of June 30, 2017, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration. The net investment hedges did not experience any ineffectiveness for the three and six months ended June 30, 2017.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our foreign exchange contracts currently included in our hedging program designated as hedging instruments were as follows:

(in millions)	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Other current assets	$3	$—
Liabilities
Cash Flow Hedges
Other current liabilities	$(1)	$—
Net Investment Hedges
Other non-current liabilities	$(40)	$(6)
The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $609 million and $555 million as of June 30, 2017 and December 31, 2016, respectively.

Note 11. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

(in millions)	June 30, 2017	December 31, 2016
Compensation and other employee benefits	$182	$182
Customer-related liabilities	99	80
Accrued taxes	66	63
Accrued warranty costs	58	64
Other accrued liabilities	110	132
Total accrued and other current liabilities	$515	$521
Note 12. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	June 30, 2017	December 31, 2016
4.875% Senior Notes due 2021 (a)	$600	$600
2.250% Senior Notes due 2023 (a)	571	522
3.250% Senior Notes due 2026 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Commercial paper	99	65
Research and development facility agreement	42	38
Research and development finance contract	120	110
Term loan	103	157
Debt issuance costs and unamortized discount (b)	(24)	(24)
Total debt	2,411	2,368
Less: short-term borrowings and current maturities of long-term debt	243	260
Total long-term debt	$2,168	$2,108

(a)
The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2021 was $650 million and $651 million as of June 30, 2017 and December 31, 2016, respectively. The fair value of our Senior Notes due 2023 was $609 million and $555 million as of June 30, 2017 and December 31, 2016, respectively. The fair value of our Senior Notes due 2026 was $500 million and $487 million as of June 30, 2017 and December 31, 2016, respectively.The fair value of our Senior Notes due 2046 was $416 million and $397 million as of June 30, 2017 and December 31, 2016, respectively.

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
Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year beginning on May 1, 2017. As of June 30, 2017, we were in compliance with all covenants for the Senior Notes.
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
In accordance with the terms of an amendment to the Credit Facility dated August 30, 2016, we may not exceed a maximum leverage ratio of 4.00 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) for a period of four full fiscal quarters following the Sensus acquisition and a maximum leverage ratio of 3.50 to 1.00 through the rest of the term. The Credit Facility also contains limitations on, among other things, incurring secured debt, granting liens, entering into sale and leaseback transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of June 30, 2017 the Credit Facility was undrawn and we are in compliance with all covenants.
European Investment Bank - R&D Finance Contract
On October 28, 2016, the Company entered into a Finance Contract (the “Finance Contract”) with the European Investment Bank (the “EIB”). The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the Finance Contract and Xylem Inc. is the Guarantor.  The Finance Contract provides for up to €105 million (approximately $120 million) to finance research, development and innovation projects in the field of sustainable water and wastewater solutions during the period from 2017 through 2019 in Sweden, Germany, Italy, UK, Hungary and Austria. The Company has unconditionally guaranteed the performance of the borrowers under the Finance Contract. Under the Finance Contract, the borrowers are able to draw loans on or before April 28, 2018, with a maturity of no longer than 11 years.
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

Both the Finance Contract and the R&D Facility Agreement provide for fixed rate loans and floating rate loans. Under the Finance Contract, the interest rate per annum applicable to fixed rate loans is at a fixed percentage rate per annum specified by the EIB which includes the applicable margin. The interest rate per annum applicable to floating rate loans is at the rate determined by reference to EURIBOR for loans drawn in Euros and LIBOR for loans drawn in Pounds Sterling or U.S. Dollars, plus an applicable spread specified by the EIB which includes the applicable margin. The applicable margin is 59 basis points (0.59%). As of June 30, 2017 and December 31, 2016, $120 million and $110 million were outstanding under the Finance Contract, respectively.
European Investment Bank - R&D Facility Agreement
On December 3, 2015, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with the EIB to amend the maturity date. The Facility provides an aggregate principal amount of up to €120 million (approximately $137 million) to finance research projects and infrastructure development in the European Union. The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the R&D Facility Agreement. The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the EIB.
Under the R&D Facility Agreement, the borrower was able to draw loans on or before March 31, 2016 with a maturity of no longer than 12 years. As of June 30, 2017 and December 31, 2016 $42 million and $38 million were outstanding, respectively, under the R&D Facility Agreement. Although the borrowing term for this arrangement is up to five years, we have classified it as short-term debt on our Consolidated Balance Sheets since we intend to repay this obligation in less than a year.
Term Loan Facility
On October 24, 2016, the Company’s subsidiary, Xylem Europe GmbH (the “borrower”) entered into a 12-month €150 million (approximately $171 million) term loan facility (the “Term Facility”) the terms of which are set forth in a term loan agreement, among the borrower, the Company, as parent guarantor and ING Bank.  The Company has entered into a parent guarantee in favor of ING Bank also dated October 24, 2016 to secure all present and future obligations of the borrower under the Term Loan Agreement.  The Term Facility was used to partially fund the acquisition of Sensus. The Term Facility will mature on October 26, 2017. The Term Facility bears interest at EURIBOR plus 0.35%. The agreement contains certain representations and warranties, certain affirmative covenants, certain negative covenants, a financial covenant, certain conditions and events of default that are customarily required for similar financings. As of June 30, 2017 and December 31, 2016, $103 million and $157 million were outstanding under the Term Loan Facility, respectively.
Commercial Paper
Our commercial paper program generally serves as a means of short-term funding and has a combined outstanding limit of $600 million inclusive of the Five-Year Revolving Credit Facility. As of June 30, 2017 and December 31, 2016 $99 million and $65 million of the Company’s $600 million commercial paper program was outstanding at a weighted average interest rate of 1.44% and 1.12%, respectively. We will periodically borrow under this program and may borrow under it in future periods.

Note 13. Postretirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Domestic defined benefit pension plans:
Service cost	$1	$1	$2	$1
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(1)	(3)	(2)
Amortization of net actuarial loss	—	—	1	1
Net periodic benefit cost	$1	$1	$2	$2
International defined benefit pension plans:
Service cost	$3	$2	$6	$5
Interest cost	5	6	10	12
Expected return on plan assets	(8)	(8)	(16)	(17)
Amortization of net actuarial loss	2	2	4	4
Net periodic benefit cost	$2	$2	$4	$4
Total net periodic benefit cost	$3	$3	$6	$6
The total net periodic benefit cost for other postretirement employee benefit plans was less than $1 million and $1 million including amounts recognized in other comprehensive income ("OCI") of less than $1 million, for both the three and six months ended June 30, 2017. The total net periodic benefit cost for other postretirement employee benefit plans was $1 million and $2 million, including amounts recognized in OCI of less than $1 million, for both the three and six months ended June 30, 2016.
We contributed $13 million and $14 million to our defined benefit plans during the six months ended June 30, 2017 and 2016, respectively. Additional contributions ranging between approximately $9 million and $15 million are expected during the remainder of 2017.
Note 14. Share-Based Compensation Plans
Share-based compensation expense was $5 million and $11 million during the three and six months ended June 30, 2017, respectively, and $5 million and $10 million during the three and six months ended June 30, 2016, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $8 million, $25 million and $15 million, respectively, at June 30, 2017 and is expected to be recognized over a weighted average period of 2.1, 2.1 and 2.2 years, respectively. The amount of cash received from the exercise of stock options was $7 million and $16 million for the six months ended June 30, 2017 and 2016, respectively.

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2017.

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2017	2,126	$33.71	6.9
Granted	498	48.33
Exercised	(217)	31.70
Forfeited and expired	(47)	42.00
Outstanding at June 30, 2017	2,360	$36.81	7.2	$44
Options exercisable at June 30, 2017	1,423	$32.89	6.0	$32
Vested and expected to vest as of June 30, 2017	2,239	$36.32	7.1	$43
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the six months ended June 30, 2017 was $4.5 million.
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
Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the six months ended June 30, 2017. The fair value of the restricted stock units is equal to the closing share price on the date of the grant.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2017	899	$37.67
Granted	332	49.26
Vested	(353)	38.27
Forfeited	(42)	40.74
Outstanding at June 30, 2017	836	$36.05

ROIC Performance Share Unit Grants
The following is a summary of Return on Invested Capital ("ROIC") performance share unit grants for the six months ended June 30, 2017. The fair value of the ROIC performance share units is equal to the closing share price on the date of the grant.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2017	250	$37.11
Granted	110	48.33
Vested	—	—
Forfeited	(67)	38.40
Outstanding at June 30, 2017	293	$41.01
TSR Performance Share Units Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the six months ended June 30, 2017.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2017	108	$46.15
Granted	110	45.43
Vested	—	—
Forfeited	(9)	44.14
Outstanding at June 30, 2017	209	$47.20
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

Note 15. Capital Stock
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. For the three and six months ended June 30, 2017 we repurchased 0.1 million shares for $7 million. There were no shares repurchased under this program during the three and six months ended June 30, 2016. There are up to $413 million in shares that may still be purchased under this plan as of June 30, 2017.
On August 18, 2012, our Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. For the three and six months ended June 30, 2017 we repurchased 0.25 million shares for $13 million. There were no shares repurchased under this program during the three and six months ended June 30, 2016. As of June 30, 2017, we have exhausted the authorized amount to repurchase shares under this plan.

Aside from the aforementioned repurchase programs, we repurchased less than 0.1 million shares and 0.1 million shares for less than $1 million and $5 million for the three and six months ended June 30, 2017, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. Likewise, we repurchased less than 0.1 million shares and 0.1 million shares for less than $1 million and $3 million for the three and six months ended June 30, 2016, respectively.
Note 16. Accumulated Other Comprehensive Income (Loss)
The following table provides the components of accumulated other comprehensive income (loss) for the three months ended June 30, 2017:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at April 1, 2017	$(103)	$(175)	$2	$(276)
Foreign currency translation adjustment	30	—	—	30
Tax on foreign currency translation adjustment	22	—	—	22
Amortization of net actuarial loss on postretirement benefit plans into:
Selling, general and administrative expenses	—	1	—	1
Other non-operating income	—	1	—	1
Income tax impact on amortization of postretirement benefit plan items	—	—	—	—
Unrealized gain on derivative hedge agreements	—	—	3	3
Reclassification of unrealized gain on derivative hedge agreements into revenue	—	—	(1)	(1)
Balance at June 30, 2017	$(51)	$(173)	$4	$(220)
The following table provides the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2017:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2017	$(140)	$(177)	$(1)	$(318)
Foreign currency translation adjustment	59	—	—	59
Tax on foreign currency translation adjustment	30	—	—	30
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	1	—	1
Selling, general and administrative expenses	—	3	—	3
Other non-operating income	—	1	—	1
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized gain on derivative hedge agreements	—	—	5	5
Reclassification of unrealized loss on derivative hedge agreements into cost of revenue	—	—	1	1
Reclassification of unrealized gain on derivative hedge agreements into revenue	—	—	(1)	(1)
Balance at June 30, 2017	$(51)	$(173)	$4	$(220)

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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $11 million and $11 million as of June 30, 2017 and December 31, 2016, respectively, for these general litigation matters.
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
Guarantees
We obtain certain stand-by letters of credit, bank guarantees and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of June 30, 2017 and December 31, 2016, the amount of stand-by letters of credit, bank guarantees and surety bonds was $248 million and $218 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million and $4 million as of June 30, 2017 and December 31, 2016, respectively, for environmental matters.
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

(in millions)	2017	2016
Warranty accrual – January 1	$99	$33
Net charges for product warranties in the period	17	13
Settlement of warranty claims	(24)	(15)
Foreign currency and other	2	1
Warranty accrual - June 30	$94	$32
Note 18. Segment Information
Our business has three reportable segments: Water Infrastructure, Applied Water and Sensus & Analytics. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. The Water Infrastructure segment focuses on the transportation and treatment of water, offering a range of products including water and wastewater pumps, treatment equipment, and controls and systems. The Applied Water segment serves many of the primary uses of water and focuses on the residential, commercial and industrial markets. The Applied Water segment’s major products include pumps, valves, heat exchangers, controls and dispensing equipment. The Sensus & Analytics segment focuses on developing advanced technology solutions that enable intelligent use and conservation of critical water and energy resources as well as analytical instrumentation used in the testing of water. The Sensus & Analytics segment's major products include smart metering, networked communications, measurement and control technologies, software and services including cloud-based analytics, remote monitoring and data management, and testing equipment.
Additionally, we have Regional selling locations, which consist primarily of selling and marketing organizations and related support services, that offer products and services across our reportable segments. Corporate and other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as environmental matters that are managed at a corporate level and are not included in the business segments in evaluating performance or allocating resources.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2016 Annual Report). The following tables contain financial information for each reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Revenue:
Water Infrastructure	$482	$484	$901	$924
Applied Water	361	366	694	699
Sensus & Analytics	321	82	640	156
Total	$1,164	$932	$2,235	$1,779
Operating Income:
Water Infrastructure	$74	$66	$114	$117
Applied Water	49	51	85	90
Sensus & Analytics	29	4	54	7
Corporate and other	(13)	(12)	(28)	(26)
Total operating income	$139	$109	$225	$188
Interest expense	$21	$20	$41	$34
Other non-operating income	3	1	2	1
Gain from sale of business	—	—	5	—
Income before taxes	$121	$90	$191	$155
Depreciation and Amortization:
Water Infrastructure	$15	$16	$31	$33
Applied Water	6	6	12	12
Sensus & Analytics	30	5	61	10
Regional selling locations (a)	4	4	8	6
Corporate and other	2	2	4	4
Total	$57	$33	$116	$65
Capital Expenditures:
Water Infrastructure	$13	$13	$27	$32
Applied Water	3	3	10	11
Sensus & Analytics	15	2	32	2
Regional selling locations (b)	3	5	8	15
Corporate and other	—	1	—	2
Total	$34	$24	$77	$62

(a)
Depreciation and amortization expense incurred by the Regional selling locations was included in an overall allocation of Regional selling location costs to the segments; however, a certain portion of that expense was not specifically identified to a segment. That expense is captured in this Regional selling location line.

(b)	Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.

The following table contains the total assets for each reportable segment:

(in millions)	June 30, 2017	December 31, 2016
Water Infrastructure	$1,218	$1,179
Applied Water	1,010	990
Sensus & Analytics	3,200	3,102
Regional selling locations (a)	1,057	965
Corporate and other (b)	222	238
Total	$6,707	$6,474

(a)	The Regional selling locations have assets that consist primarily of cash, accounts receivable and inventory which are not allocated to the segments.

(b)
Corporate and other consists of items pertaining to our corporate headquarters function, which principally consist of cash, deferred tax assets, pension assets and certain property, plant and equipment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements, including the notes, included elsewhere in this report on Form 10-Q (this "Report"). Except as otherwise indicated or unless the context otherwise requires, "Xylem," "we," "us," "our" and the "Company" refer to Xylem Inc. and its subsidiaries. References in the condensed consolidated financial statements to "ITT" or the "former parent" refer to ITT Corporation (now ITT LLC) and its consolidated subsidiaries as of the applicable periods.
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
Overview
Xylem is a leading global water technology company. We design, manufacture and service highly engineered solutions ranging across a wide variety of critical applications. Our broad portfolio of solutions addresses customer needs across the water cycle, from the delivery and use of drinking water to the collection and treatment of wastewater to the return of water to the environment. Our product and service offerings are organized into three reportable segments that are aligned around the critical market applications they provide: Water Infrastructure, Applied Water and Sensus & Analytics.

•
Water Infrastructure serves the water infrastructure sector with pump systems that transport water from aquifers, lakes, rivers and seas; with filtration, ultraviolet and ozone systems that provide treatment, making the water fit to use; and pumping solutions that move the wastewater to treatment facilities where our mixers, biological treatment, monitoring and control systems provide the primary functions in the treatment process. In the Water Infrastructure segment, we provide the majority of our sales directly to customers with strong applications expertise, while the remaining amount is through distribution partners.

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

•
Sensus & Analytics primarily serves the utility infrastructure solutions and services sector by delivering communications, smart metering, measurement and control technologies and services that allow customers to more effectively use their distribution networks for the delivery of critical resources such as water, electricity and natural gas. In the Sensus & Analytics segment, we also provide analytical instrumentation used to measure water quality, flow and level in wastewater, surface water and coastal environments. Additionally, we sell software and services including cloud-based analytics, remote monitoring and data management, and we also sell smart lighting products and solutions that improve efficiency and public safety efforts across communities. In the Sensus & Analytics segment we generate our sales through a combination of long-standing relationships with leading distributors and dedicated channel partners as well as direct sales depending on the regional availability of distribution channels and the type of product.

Executive Summary
Xylem reported revenue for the second quarter of 2017 of $1,164 million, an increase of 24.9% compared to $932 million reported in the second quarter of 2016. Revenue increased 26.4% on a constant currency basis mostly due to $238 million of revenue related to the Sensus business acquisition and organic revenue growth of $10 million driven by growth in the industrial, residential and commercial end markets which were partially offset by declines in the public utility end market.
Operating income for the second quarter of 2017 was $139 million, reflecting an increase of 27.5% compared to $109 million in the second quarter of 2016. Operating margin was 11.9% for 2017 versus 11.7% for 2016, an increase of 20 basis points. The increase in operating margin was due to several contributing factors with cost reductions resulting from progress in our productivity and global procurement initiatives and restructuring savings being amongst the largest. These favorable impacts on operating margin were largely offset by cost inflation and the impact of Sensus acquisition related costs and Sensus purchase accounting impacts.
Adjusted operating income was $155 million with an operating margin of 13.3% in 2017 as compared to adjusted operating income of $121 million with an adjusted operating margin of 13.0% in the second quarter of 2016. This increase in adjusted operating margin was due to all of the factors noted above with the exception of the impact of Sensus acquisition related costs of $4 million which are excluded from adjusted operating margin.

Additional financial highlights for the quarter ended June 30, 2017 include the following:

•	Orders of $1,212 million, up 31.3% from $923 million in the prior year, up 8.1% on an organic basis

•	Earnings per share of $0.55, up 41.0% from the prior year ($0.59, up 22.9% on an adjusted basis)

•
Cash flow from operating activities of $151 million for the six months ended June 30, 2017, up 20.8% from the prior year, and free cash flow, excluding Sensus acquisition related costs, of $96 million as compared to $63 million in the prior year

Key Performance Indicators and Non-GAAP Measures
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share data)	2017	2016	2017	2016
Net income attributable to Xylem	$99	$71	$155	$137
Restructuring and realignment, net of tax of $5 and $7 for 2017 and net of tax benefit of $3 and $5 for 2016	7	8	16	15
Sensus acquisition related costs, net of tax of $1 and $5 for 2017	3	—	9	—
Special charges, net of tax of $0 and $2 for 2017 and net of tax benefit of $4 and $5 for 2016	—	5	3	8
Tax-related special items	(3)	3	(3)	(11)
Gain from sale of business, net of tax of $2 for 2017	—	—	(3)	—
Adjusted net income	$106	$87	$177	$149
Weighted average number of shares - Diluted	180.6	179.9	180.6	179.6
Adjusted earnings per share	$0.59	$0.48	$0.98	$0.83

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

•
“special charges" defined as costs incurred by the Company, such as non-cash impairment charges, initial acquisition costs not related to Sensus and other special non-operating items, as well as interest expense related to the early extinguishment of debt during Q2 2016.

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

	Six Months Ended
	June 30,
(In millions)	2017	2016
Net cash provided by operating activities	$151	$125
Capital expenditures	(77)	(62)
Free cash flow	$74	$63
Cash paid for Sensus related acquisition costs	$(22)	$—
Free cash flow, excluding Sensus acquisition related costs	$96	$63

•
“EBITDA” defined as earnings before interest, taxes, depreciation, amortization expense, and share-based compensation and “Adjusted EBITDA” reflects the adjustment to EBITDA to exclude restructuring and realignment costs, Sensus acquisition related costs, gain from sale of business and special charges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Net Income	$100	$71	$156	$137
Income tax expense	21	19	35	18
Interest expense (income), net	20	19	40	33
Depreciation	27	21	55	41
Amortization	30	12	61	24
Stock compensation	5	5	11	10
EBITDA	$203	$147	$358	$263
Restructuring and realignment	12	11	23	20
Sensus acquisition related costs	2	—	9	—
Special charges	—	1	5	5
Gain from sale of business	—	—	(5)	—
Adjusted EBITDA	$217	$159	$390	$288

2017 Outlook
We anticipate total revenue growth in the range of 24% to 25% in 2017 with organic revenue growth in the low-single-digits and the Sensus and Visenti acquisitions contributing the additional revenue growth. The following is a summary of our organic revenue outlook by end market.

•
Industrial market revenue was up slightly on an organic basis through the first half of the year. We expect oil and gas and mining markets to stabilize through the balance of the year, and we expect market conditions in the United States to improve modestly throughout the year. As a result, we expect organic revenue of low-single-digits for 2017.

•
Public utility revenue declined 4% organically through the first half of the year primarily due to a difficult comparison to double-digit growth in the United States in the prior year.  We expect organic revenue growth in the low-single-digits for 2017 with project activity fueling growth in emerging markets, primarily in China and India, and growth in the UK from the AMP6 investment cycle. We also anticipate revenue from Sensus to contribute mid-single-digit growth over their historical performance, driven by expected project deployments and traction from new products. On a pro forma basis that includes Sensus, we expect organic revenue growth of low-to-mid-single-digits for 2017.

•
In the commercial markets, growth was 3% through the first half of the year driven by growth in the United States and Asia Pacific. In 2017 we expect organic revenue growth in the low to mid-single-digit range as we see the United States market stabilizing while the European market is experiencing growth related to new energy efficient products and sales channel investments.

•
In residential markets, growth was 14% for the first half of the year driven by strength in the United States and Asia Pacific. In 2017 we expect full year organic revenue performance will be up in the high-single-digits. We continue to expect the United States market to be competitive given the replacement nature of the sector we serve. We expect growth from the European market, which looks to be modestly stronger as increased residential building permitting provides an indicator of sales. Additionally, we expect to benefit from market share gains from channel disruption throughout the remainder of the year.

We will continue to strategically execute restructuring and realignment actions primarily to reposition our European and North American business in an effort to optimize our cost structure and improve our operational efficiency and effectiveness. During 2017, we expect to incur approximately $40 million in Sensus integration, restructuring and realignment costs. We expect to realize approximately $20 million of incremental net savings in 2017 from actions initiated in 2016, and an additional $5 million of net savings from our 2017 actions.

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
As previously announced, in the second quarter of 2017 we implemented an organizational redesign by moving Xylem’s Analytics business from our Water Infrastructure business to our Sensus business, which was acquired in the fourth quarter of 2016. We believe that the combination of these businesses will enhance our focus on advanced sensing technologies and will lead to operating efficiencies by integrating the supply chain process, and moving to a leaner, shared operations and functional structure.  Accordingly, our reportable segments have changed. Beginning with the second quarter of 2017, the Company now reports the financial position and results of operations of its Analytics and Sensus businesses as one new reportable segment, which is called Sensus & Analytics. Our Water Infrastructure reportable segment no longer includes the results of our Analytics business. The Company has recast certain historical amounts between the Company's Water Infrastructure and Sensus & Analytics reportable segments, however this change had no impact on the Company's historical consolidated financial position or results of operations. The recast financial information does not represent a restatement of previously issued financial statements. Our Applied Water reportable segment remains unchanged.
Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2017	2016	Change		2017	2016	Change
Revenue	$1,164	$932	24.9%		$2,235	$1,779	25.6%
Gross profit	459	369	24.4%		871	698	24.8%
Gross margin	39.4%	39.6%	(20)	bp	39.0%	39.2%	(20)	bp
Operating expenses excluding restructuring and realignment costs, Sensus acquisition related costs and special charges	304	248	22.6%		604	485	24.5%
Expense to revenue ratio	26.1%	26.6%	(50)	bp	27.0%	27.3%	(30)	bp
Restructuring and realignment costs	12	11	9.1%		23	20	15.0%
Sensus acquisition related charges	4	—	NM		14	—	NM
Special charges	—	1	NM		5	5	—%
Total operating expenses	320	260	23.1%		646	510	26.7%
Operating income	139	109	27.5%		225	188	19.7%
Operating margin	11.9%	11.7%	20	bp	10.1%	10.6%	(50)	bp
Interest and other non-operating expense, net	18	19	(5.3)%		39	33	18.2%
Gain on sale of business	—	—	NM		5	—	NM
Income tax expense	21	19	10.5%		35	18	94.4%
Tax rate	16.8%	21.6%	(480)	bp	18.1%	11.8%	630	bp
Net income	$100	$71	40.8%		$156	$137	13.9%
NM - Not meaningful percentage change

Revenue
Revenue generated during the three and six months ended June 30, 2017 was $1,164 million and $2,235 million, reflecting increases of $232 million or 24.9% and $456 million or 25.6%, respectively, compared to the same prior year periods. On a constant currency basis, revenue grew 26.4% and 27.0% for the three and six months ended June 30, 2017. These increases in revenue were primarily driven by an additional $238 million and $481 million, respectively, of revenue from the businesses acquired in the fourth quarter of 2016. Organic revenue increased $10 million and $3 million for the three and six months ended June 30, 2017, respectively, compared to the same prior year periods. These increases reflect strong organic growth in emerging markets for both periods, particularly in Asia Pacific, as well as strength in Canada. This organic growth was partially offset by declines within western Europe for both periods, particularly in the United Kingdom, and a decline in the United States for the first half of the year.
The following tables illustrate the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three and six months ended June 30, 2017:

	Water Infrastructure		Applied Water		Sensus & Analytics		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2016 Revenue	$484		$366		$82		$932
Organic growth	7	1.4%	2	0.5%	1	1.2%	10	1.1%
Acquisitions/Divestitures	—	NM	(2)	(0.5)%	238	290.2%	236	25.3%
Constant currency	7	1.4%	—	—%	239	291.5%	246	26.4%
Foreign currency translation (a)	(9)	(1.9)%	(5)	(1.4)%	—	—%	(14)	(1.5)%
Total change in revenue	(2)	(0.4)%	(5)	(1.4)%	239	291.5%	232	24.9%
2017 Revenue	$482		$361		$321		$1,164

	Water Infrastructure		Applied Water		Sensus & Analytics		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2016 Revenue	$924		$699		$156		$1,779
Organic growth	(8)	(0.9)%	8	1.1%	3	1.9%	3	0.2%
Acquisitions/Divestitures	—	—%	(3)	(0.4)%	481	308.3%	478	26.9%
Constant currency	(8)	(0.9)%	5	0.7%	484	310.3%	481	27.0%
Foreign currency translation (a)	(15)	(1.6)%	(10)	(1.4)%	—	—%	(25)	(1.4)%
Total change in revenue	(23)	(2.5)%	(5)	(0.7)%	484	310.3%	456	25.6%
2017 Revenue	$901		$694		$640		$2,235

(a)	Foreign currency translation impact due to fluctuations in the value of various currencies against the U.S. Dollar, the largest being the British Pound and the Euro.
Water Infrastructure
Water Infrastructure revenue decreased $2 million, or 0.4%, for the second quarter of 2017 (1.4% increase at constant currency) and decreased $23 million, or 2.5%, for the six months ended June 30, 2017 (0.9% decease at constant currency) compared to the respective 2016 periods. Revenue was negatively impacted by $9 million and $15 million due to foreign currency translation for the three and six months ended June 30, 2017, respectively. The change at constant currency included organic growth of $7 million, or 1.4%, in the second quarter and a organic decline of $8 million, or a 0.9% decrease, for the six months ended June 30, 2017. Organic growth for the quarter consisted of growth in the industrial end market, particularly in the emerging markets and North America, which was partially offset by declines in the public utility end market in western Europe and the United States. Organic declines for the six months ended June 30, 2017 were driven by the public utility end market which had a difficult comparison to 2016 where we had double digit growth rates in the United States. This organic decline was partially offset by improvement in the industrial end market in the emerging markets.

From an application perspective for the second quarter of 2017, organic revenue growth was driven by our transport application in the industrial end market due to strength in the dewatering business which benefited from improved construction and mining markets particularly in the emerging markets and Canada. This strength was partially offset by the declines against a strong prior year in the transport and treatment applications in the United States.
For the six months ended June 30, 2017, organic revenue decline was driven primarily by decreases in our treatment application in the public utility end market. Organic declines in the treatment applications were driven by a difficult prior year comparison in the United States, as well as slower bidding activity in the Middle East where the oil and gas market downturn impacted municipal spending. Declines were partially offset by strength in emerging markets in both the treatment and and dewatering transport applications.
Applied Water
Applied Water revenue decreased $5 million, or 1.4%, for the second quarter of 2017 (flat at constant currency) and decreased $5 million, or 0.7%, for the six months ended June 30, 2017 (0.7% increase at constant currency) compared to the respective 2016 periods. Revenue was negatively impacted by $5 million and $10 million for the three and six months ended June 30, 2017, respectively, due to foreign currency translation. Organic revenue growth was $2 million, or 0.5%, in the second quarter of 2017 and $8 million, or 1.1%, for the six months ended June 30, 2017, which was driven by growth in residential and commercial end markets, partially offset by declines in the industrial market.
From an application perspective, organic revenue growth in the second quarter of 2017 was led by growth in residential building services, driven by strength in the United States and Asia Pacific where we benefited from timing of promotions and modest share gains. Commercial building services also grew organically, primarily driven by strong book and ship business in the United States from the institutional building market. This organic growth was partially offset by a decline in industrial applications, primarily driven by unfavorable weather conditions and weaker market conditions in the United States.
For the six months ended June 30, 2017, growth in residential building services was driven by strength in the United States and Asia Pacific where we benefited from timing of promotions and modest share gains. Commercial building services also grew, primarily in the United States and Asia Pacific, driven by new product traction and sales channel investments. This growth was partially offset by a decline in industrial applications, primarily driven by weaker than expected industrial market conditions in the United States, partially offset by strength in western Europe.
Sensus & Analytics
Sensus & Analytics revenue increased $239 million, or 291.5%, for the second quarter of 2017 (291.5% at constant currency) and increased $484 million, or 310.3%, for the six months ended June 30, 2017 (310.3% at a constant currency) compared to the respective 2016 periods. The revenue increase for the three and six months ended June 30, 2017 was almost entirely made up of the revenue of $238 million and $481 million, respectively, contributed by the fourth quarter 2016 acquisitions, primarily Sensus. Over 60% of the Sensus revenue was generated in the United States with additional revenue coming primarily from western Europe and China. The majority of Sensus revenue came from water applications with gas and electric applications making up most of the remaining sales in both periods. Organic revenue growth in the Sensus & Analytics segment was $1 million, or 1.2%, and $3 million, or 1.9%, for the three six months ended June 30, 2017, respectively. The organic growth in both periods was driven by strength in the test applications from the environmental monitoring business in the United States.
Orders / Backlog
Orders received during the second quarter of 2017 were $1,212 million, an increase of $289 million, or 31.3%, over the second quarter of the prior year (32.8% increase at constant currency). Orders received during the six months ended June 30, 2017 were $2,349 million, an increase of $538 million, or 29.7%, from the prior year (31.1% increase at constant currency). The order growth at constant currency was primarily driven by additional orders from the fourth quarter 2016 acquisitions as well as organic order growth of 8.1% and 5.5% for the three and six months ended June 30, 2017, respectively.
Water Infrastructure segment orders increased $38 million, or 7.9%, to $521 million (9.7% increase at constant currency) for the quarter as compared to the same prior year period. The order increase on a constant currency basis was driven completely by an increase in organic orders. Organic order growth spanned all of the applications. The transport applications had growth driven by increased distributor orders in the United States, strong project orders in China and India, as well as increased dewatering rental orders in Latin America due to increased activity in the mining industry. The treatment applications had strong order intake in Canada as well as order strength in the emerging markets. For the six months ended June 30, 2017 orders increased $44 million, or 4.7%, to $988 million (6.4% increase at constant currency) as compared to the same prior year period. The order increase on a constant currency basis was driven completely by an increase in organic orders. Organic order growth spanned all applications. The transport applications had growth driven by the same dynamics driving the order growth in the second quarter. The treatment applications had strong order intake in North America and the emerging markets, as well as Oceania.
Applied Water segment orders increased $14 million, or 3.9%, to $375 million (5.3% increase at constant currency) for the second quarter as compared to the same prior year period. The order increase for the second quarter on a constant currency basis included organic order growth of 5.8% driven by strength in the emerging markets and in residential building services in the Unites States. For the six months ended June 30, 2017 orders increased $14 million, or 2.0%, to $729 million (3.4% increase at constant currency) as compared to the same prior year period. The order increase on a constant currency basis included organic order growth of 3.8% driven by strength in the emerging markets, strong residential performance in the United States as well as industrial strength in the Americas, partially offset by project delays in commercial building services.
Sensus & Analytics segment orders increased $237 million, or 300.0%, to $316 million (300.0% increase at constant currency) for the second quarter of 2017 as compared to the same prior year period. The order increase included orders from recent acquisitions, mostly Sensus, of $230 million and organic order growth of $7 million, or 8.9% from test application strength in the United States and China. For the six months ended ended June 30, 2017 orders increased $480 million, or 315.8%, to $632 million (315.8% increase at constant currency) as compared to the same prior year period and included orders from recent acquisitions, primarily Sensus, of $468 million and organic order growth of $12 million, or 7.9% from test application strength in the United States and China.
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays can occur from time to time. Total backlog was $1,531 million at June 30, 2017, an increase of $804 million or 110.6% as compared to June 30, 2016, which did not include the Sensus acquisition, and an increase of $239 million or 18.5%, as compared to December 31, 2016 backlog of $1,292 million. The December 31, 2016 backlog balance has been revised to include contractual agreements that Sensus has with customers that do not have minimum commitments but which we believe will be executed upon over the terms of the contracts. We anticipate that approximately 50% of the backlog at June 30, 2017 will be recognized as revenue in the remainder of 2017.
Gross Margin
Gross margin as a percentage of revenue decreased 20 basis points to 39.4% and 39.0%, respectively, for the three and six months ended June 30, 2017, compared to 39.6% and 39.2%, respectively, for comparative 2016 periods. The slight gross margin declines were driven by cost inflation, unfavorable product mix and volume, as well as the inclusion of Sensus gross margins. The negative impacts to gross margin were largely offset by cost reductions from global procurement and continuous improvement initiatives as well as restructuring savings.

Operating Expenses
The following table presents operating expenses for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2017	2016	Change		2017	2016	Change
Selling, general and administrative expenses ("SG&A")	$270	$227	18.9%		$542	$446	21.5%
SG&A as a % of revenue	23.2%	24.4%	(120)	bp	24.3%	25.1%	(80)	bp
Research and development expenses ("R&D")	44	27	63.0%		86	52	65.4%
R&D as a % of revenue	3.8%	2.9%	90	bp	3.8%	2.9%	90	bp
Restructuring and asset impairment charges, net	6	6	—%		18	12	50.0%
Operating expenses	$320	$260	23.1%		$646	$510	26.7%
Expense to revenue ratio	27.5%	27.9%	(40)	bp	28.9%	28.7%	20	bp
Selling, General and Administrative Expenses
SG&A increased by $43 million to $270 million or 23.2% of revenue in the second quarter of 2017, as compared to $227 million or 24.4% of revenue in the comparable 2016 period; and increased $96 million to $542 million or 24.3% of revenue in the six months ended June 30, 2017, as compared to $446 million or 25.1% of revenue for the six months ended in 2016. The increases in SG&A expenses includes approximately $46 million and $96 million of additional SG&A spending for the Sensus business, as well as Sensus acquisition related costs of $4 million and $14 million for the three and six months ended June 30, 2017, respectively. Excluding the increase from Sensus acquisition impacts, SG&A expenses declined by $7 million and $14 million over the three and six months periods, respectively, as inflation increases were more than offset by savings from restructuring actions and global procurement and continuous improvement initiatives.
Research and Development Expenses
R&D spending was $44 million or 3.8% of revenue in the second quarter of 2017 as compared to $27 million or 2.9% of revenue in the comparable period of 2016; and was $86 million or 3.8% of revenue in the six months ended June 30, 2017 as compared to $52 million or 2.9% of revenue in the comparable period of 2016. The increase in R&D spending for the three and six months ended June 30, 2017 was primarily due to higher rates of investment in new products and technology, primarily within our newly acquired Sensus business.
Restructuring Charges and Asset Impairment
Restructuring
During the three and six months ended June 30, 2017, we recognized restructuring charges of $6 million and $13 million, respectively. We incurred these charges related to actions taken in 2017 primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Applied Water and Water Infrastructure segments, as well as headcount reductions within our Sensus & Analytics segment. Included in the charges recorded during the three and six months ended June 30, 2017 were $2 million and $7 million, respectively, related to actions commenced in prior years.
During the three and six months ended June 30, 2016, we recognized restructuring charges of $6 million and $12 million, respectively. We incurred these charges related to actions taken in 2016 primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Applied Water segment and Water Infrastructure segments, as well as Corporate headcount reductions. No additional costs related to actions commenced in prior years were included in the charges recorded during the three months ended June 30, 2016.

The following table presents expected restructuring spend:

(in millions)	Water Infrastructure	Applied Water	Sensus & Analytics	Corporate	Total
Actions Commenced in 2017:
Total expected costs	$14	$6	$1	$—	21
Costs incurred during Q1 2017	—	1	1	—	2
Costs incurred during Q2 2017	3	1	—	—	4
Total expected costs remaining	$11	$4	$—	$—	$15

Actions Commenced in 2016:
Total expected costs	$13	$13	$10	$2	$38
Costs incurred during 2016	11	10	6	2	29
Costs incurred during Q1 2017	2	2	1	—	5
Costs incurred during Q2 2017	—	1	1	—	2
Total expected costs remaining	$—	$—	$2	$—	$2
The Water Infrastructure, Applied Water, and Sensus & Analytics actions commenced in 2017 consist primarily of severance charges and are expected to continue through the end of 2018. The Water Infrastructure, Applied Water, Sensus & Analytics and Corporate actions commenced in 2016 consist primarily of severance charges and are expected to continue through the end of 2018.
We currently expect to incur approximately $18 million in restructuring costs for the full year. As a result of all of the actions taken and expected to be taken in 2017, we anticipate approximately $4 million of total net savings to be realized during 2017.
Asset Impairment
During the first quarter of 2017 we determined that certain assets within our Applied Water segment, including a tradename were impaired. Accordingly we recognized an impairment charge of $5 million. Refer to Note 9, "Goodwill and Other Intangible Assets," for additional information.
Operating Income
We generated operating income of $139 million (margin of 11.9%) during the second quarter of 2017, a $30 million increase compared to $109 million (margin of 11.7%) in 2016. The increase in operating margin was largely due to cost reductions resulting from progress in our productivity and global procurement initiatives and restructuring savings. These favorable impacts on operating margin were largely offset by cost inflation and the impact of Sensus acquisition related costs and Sensus purchase accounting impacts.
Adjusted operating income was $155 million (adjusted margin of 13.3%) during the second quarter of 2017 as compared to $121 million (adjusted margin of 13.0%) in 2016. This increase in adjusted operating margin was due to the factors noted above with the exception of the impact of Sensus acquisition related costs of $4 million which are excluded from adjusted operating margin.
We generated operating income of $225 million (margin of 10.1%) during the six months ended June 30, 2017, a $37 million increase compared to the $188 million (margin of 10.6%) in 2016. Sensus acquisition related costs and restructuring and realignment costs increased $14 million and $3 million, respectively, while special charges remained flat as compared to the six months ended June 30, 2016. Excluding these costs, adjusted operating income was $267 million (adjusted margin of 11.9%) for the six months ended June 30, 2017 as compared to $213 million (adjusted margin of 12.0%) in 2016. Adjusted operating margin was negatively impacted by several factors including cost inflation, strategic investments and declines in product mix, as well as the negative impact of the Sensus purchase accounting. These negative impacts on adjusted operating margin were largely offset by cost savings from our global procurement and productivity initiatives, as well as restructuring savings.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2017	2016	Change		2017	2016	Change
Water Infrastructure
Operating income	$74	$66	12.1%		$114	$117	(2.6)%
Operating margin	15.4%	13.6%	180	bp	12.7%	12.7%	—	bp
Restructuring and realignment costs	5	6	(16.7)%		9	9	—%
Special charges	—	—	NM		—	2	NM
Adjusted operating income	$79	$72	9.7%		$123	$128	(3.9)%
Adjusted operating margin	16.4%	14.9%	150	bp	13.7%	13.9%	(20)	bp
Applied Water
Operating income	$49	$51	(3.9)%		$85	$90	(5.6)%
Operating margin	13.6%	13.9%	(30)	bp	12.2%	12.9%	(70)	bp
Restructuring and realignment costs	5	3	66.7%		9	6	50.0%
Special charges	—	—	NM		5	—	NM
Adjusted operating income	$54	$54	—%		$99	$96	3.1%
Adjusted operating margin	15.0%	14.8%	20	bp	14.3%	13.7%	60	bp
Sensus & Analytics
Operating income	$29	$4	625.0%		$54	$7	671.4%
Operating margin	9.0%	4.9%	410	bp	8.4%	4.5%	390	bp
Sensus acquisition related costs	3	—	NM		9	—	NM
Restructuring and realignment costs	2	2	—%		5	3	66.7%
Special charges	—	1	NM		—	3	NM
Adjusted operating income	$34	$7	385.7%		$68	$13	423.1%
Adjusted operating margin	10.6%	8.5%	210	bp	10.6%	8.3%	230.0	bp
Corporate and other
Operating loss	$(13)	$(12)	8.3%		$(28)	$(26)	7.7%
Restructuring and realignment costs	—	—	NM		—	2	NM
Sensus acquisition related costs	1	—	NM		5	—	NM
Adjusted operating loss	$(12)	$(12)	—%		$(23)	$(24)	(4.2)%
Total Xylem
Operating income	$139	$109	27.5%		$225	$188	19.7%
Operating margin	11.9%	11.7%	20	bp	10.1%	10.6%	(50)	bp
Restructuring and realignment costs	12	11	9.1%		23	20	15.0%
Sensus acquisition related costs	4	—	NM		14	—	NM
Special charges	—	1	NM		5	5	—%
Adjusted operating income	$155	$121	28.1%		$267	$213	25.4%
Adjusted operating margin	13.3%	13.0%	30	bp	11.9%	12.0%	(10)	bp
NM - Not meaningful percentage change

Water Infrastructure
Operating income for our Water Infrastructure segment increased $8 million, or 12.1%, for the second quarter of 2017 compared to the prior year, with operating margin also increasing from 13.6% to 15.4%. Operating margin was positively impacted by decreased restructuring and realignment costs of $1 million in 2017. Excluding these restructuring and realignment costs, adjusted operating income increased $7 million, or 9.7%, with adjusted operating margin increasing from 14.9% to 16.4%. The increase in adjusted operating margin for the quarter was due to cost reductions from global procurement and continuous improvement initiatives, favorable volume and price, as well as restructuring savings which were partially offset by cost inflation and unfavorable price impacts.
For the six months ended June 30, 2017, operating income decreased $3 million, or 2.6%, as compared to the prior year, with operating margin remaining flat at 12.7%. Operating margin was positively impacted by special charges of $2 million in 2016 that did not recur while restructuring and realignment costs remained flat compared with the same respective prior year period. Excluding these items, adjusted operating income decreased $5 million, or 3.9%, with adjusted operating margin decreasing from 13.9% to 13.7%.The decrease in adjusted operating margin was primarily due to cost inflation, strategic investments and unfavorable volume and mix, which were partially offset by cost reductions from global procurement and continuous improvement initiatives, as well as restructuring savings.
Applied Water
Operating income for our Applied Water segment decreased $2 million, or 3.9%, for the second quarter of 2017 compared to the prior year, with operating margin also decreasing from 13.9% to 13.6%. Operating margin was negatively impacted by increased restructuring and realignment costs of $2 million. Excluding restructuring and realignment costs, adjusted operating income was flat, with adjusted operating margin increasing from 14.8% to 15.0%. The increase in adjusted operating margin was due to cost reductions from global procurement and continuous improvement initiatives as well as lower spending on strategic initiatives, which were partially offset by cost inflation and unfavorable mix and currency impacts.
For the six months ended June 30,2017, operating income decreased $5 million, or 5.6%, as compared to the prior year, with operating margin also decreasing from 12.9% to 12.2%. Operating margin was negatively impacted by higher special charges for a non-cash impairment of $5 million and increased restructuring and realignment costs of $3 million. Excluding these items, adjusted operating income increased $3 million, or 3.1%, with adjusted operating margin increasing from 13.7% to 14.3%. The increase in adjusted operating margin was due to cost reductions from global procurement and continuous improvement initiatives as well as lower spending on strategic initiatives and higher volumes, which were partially offset by cost inflation and unfavorable mix and currency impacts.
Sensus & Analytics
Operating income for our Sensus & Analytics segment increased $25 million, or 625%, for the second quarter of 2017 compared to the prior year, with operating margin also increasing from 4.9% to 9.0%. Operating margin was negatively impacted by $3 million of Sensus acquisition related costs incurred during the quarter which was partially offset by a positive impact of $1 million related to special charges in 2016 that did not recur. Restructuring and realignment costs remained flat for the period. Excluding these items, adjusted operating income increased $27 million, or 385.7%, with adjusting operating margin increasing from 8.5% to 10.6%. The increase in adjusted operating income and margin was almost entirely due to the inclusion of the higher relative margins from the Sensus acquisition, which includes 250 basis points of negative impact to the segment's adjusted operating margin from purchase accounting.
For the six months ended June 30, 2017, operating income increased $47 million, or 671.4%, as compared to the prior year, with operating margin also increasing from 4.5% to 8.4%. Operating margin was negatively impacted by $9 million of Sensus acquisition related costs and increased restructuring and realignment costs of $2 million. These items were partially offset by a positive impact of $3 million related to special charges in 2016 that did not recur. Excluding these items, adjusted operating income increased $55 million, or 423.1%, with adjusting operating margin increasing from 8.3% to 10.6%. The increase in adjusted operating income and margin was largely due to the higher relative margins from the Sensus acquisition, which includes 250 basis points of negative impact to the segment's operating margin from purchase accounting.

Corporate and other
Operating expense for corporate and other increased $1 million, (remained flat on an adjusted basis) for the second quarter of 2017 as compared to the prior year, primarily due to $1 million of Sensus acquisition related costs. For the six months ended June 30, 2017 operating expense increased $2 million (decreased $1 million on an adjusted basis) compared with prior year. This decrease in adjusted operating expense was primarily due to $5 million of Sensus acquisition related costs which were partially offset by a reduction in restructuring and realignment costs of $2 million.
Interest Expense
Interest expense was $21 million and $41 million for the three and six months ended June 30, 2017, and $20 million and $34 million for the three and six months ended June 30, 2016. The increased interest expense for the three and six month periods includes additional interest expense in 2017 related to debt entered into in the third quarter of 2016 to fund our acquisition of Sensus. The increase in interest expense was partially offset by additional interest expense related to make-whole premium of $7 million that was incurred in the second quarter of 2016 in connection with the early extinguishment of our Senior Notes due in 2016 that did not recur in 2017. See Note 12, "Credit Facilities and Debt" of our consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for the three months ended June 30, 2017 was $21 million resulting in an effective tax rate of 16.8%, compared to $19 million resulting in an effective tax rate of 21.6% for the same period in 2016. The income tax provision for the six months ended June 30, 2017 was $35 million resulting in an effective tax rate of 18.1%, compared to $18 million resulting in an effective tax rate of 11.8% for the same period in 2016. The decrease in the effective tax rate for the three months ended June 30, 2017 as compared to the same period in the prior year was primarily due to the mix of earnings in jurisdictions and repatriation of foreign earnings in 2016 that did not recur. The variance in the effective tax rates for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, was primarily due to the release of an unrecognized tax benefit in 2016 related to the effective settlement of a tax examination offset in part by the establishment of a valuation allowance.
Other Comprehensive Income
Other comprehensive income was $56 million for the three months ended June 30, 2017 compared to a loss of $40 million for the same period in 2016. This increase in other comprehensive income was driven primarily by favorable foreign currency translation impacts, primarily due to the strengthening of the Euro and the Great British Pound against the U.S. Dollar in 2017 as compared the weakening of these same currencies in the prior year, which was partially offset by the Euro movement on the Company's net investment hedge during this same period. The tax impact on the foreign currency translation related to the net investment hedge also contributed to the year over year increase. For the six months ended June 30, 2017 Other comprehensive income was $98 million as compared to a loss of $14 million for the same period in 2016. This increase was driven primarily by favorable foreign currency translation impacts, primarily due to the increased strengthening of the Euro and the Brazilian Real against the U.S. Dollar as compared to the prior year. These increases are partially offset by increased weakening of the Chinese Yuan against the U.S. Dollar as compared to the prior year, as well as the Euro movement on the Company's net investment hedge. The tax impact on the foreign currency translation related to the net investment hedge also contributed to the year over year increase.

Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Six Months Ended
	June 30,
(In millions)	2017	2016	Change
Operating activities	$151	$125	$26
Investing activities	(69)	(127)	58
Financing activities	(115)	(98)	(17)
Foreign exchange (a)	13	6	7
Total	$(20)	$(94)	$74

(a)	The impact is primarily due to the strengthening of the Euro against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
During the six months ended June 30, 2017, net cash provided by operating activities increased by $26 million as compared to the same prior year period. The year-over-year increase was primarily driven by increased cash from the operating activities of the Sensus business acquired in the fourth quarter of 2016. This increase was partially offset by increased use of working capital as well as increased payments for interest and restructuring charges as compared to the prior year.
Investing Activities
Cash used in investing activities was $69 million for the six months ended June 30, 2017 as compared to $127 million in the comparable prior year period. This decrease was mainly driven by the $70 million spent on the acquisition of Tideland Signal Corporation during the six months ended June 30, 2016 versus only the $6 million purchase price adjustment paid for Sensus in 2017. Additionally, we received $11 million of proceeds from the sale of a business we divested in the first quarter of 2017, which was offset by increased spending of $15 million over the prior year on capital projects, including increased spending on software in our recently acquired Sensus business.
Financing Activities
Cash used by financing activities was $115 million for the six months ended June 30, 2017 as compared to cash used of $98 million in the comparable prior year period. The net increase in cash used by financing activities was primarily driven by increases in share repurchase activity of $22 million and dividends paid of $9 million, as well as reductions to proceeds from stock option exercises of $9 million, all partially offset by the decrease in cash used for the repayment of debt, net of debt issuance proceeds, of $24 million during the six months ended June 30, 2016 as compared to the same period in 2017.
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
Non-U.S. Operations
We generated approximately 54% of our revenue from non-U.S. operations for both the three and six months ended June 30, 2017 and and 60% and 59% for the three and six months ended June 30, 2016, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of our review, it is determined that all or a portion of the funds may be needed for our operations in the United States, we may be required to accrue additional U.S. taxes. As of June 30, 2017, our foreign subsidiaries were holding $270 million in cash or marketable securities.
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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended June 30, 2017:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
4/1/17 - 4/30/17	—	—	—	$433
5/1/17 - 5/31/17	0.4	51.82	0.4	$413
6/1/17 - 6/30/17	—	—	—	$413
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. For the three months ended June 30, 2017, we repurchased 0.1 million shares for $7 million. There are up to $413 million in shares that may still be purchased under this plan as of June 30, 2017.

On August 18, 2012, our Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. For the three months ended June 30, 2017 we repurchased 0.25 million shares for $13 million. As of June 30, 2017, we have exhausted the authorized amount to repurchase shares under this plan.

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
(Registrant)

/s/ E. Mark Rajkowski
E. Mark Rajkowski
Senior Vice President and Chief Financial Officer

August 1, 2017

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

(2.1)	Share Purchase Agreement, dated as of August 15, 2016, by and among Xylem Inc., Xylem Luxembourg S.à r.l., Sensus Worldwide Limited, Sensus Industries Limited, and Sensus USA Inc.	Incorporated by reference to Exhibit 2.1 to Xylem Inc.’s Current Report on Form 8-K filed on August 15, 2016(CIK No. 1524472, File No. 1-35229).

(2.2)	First Amendment to Share Purchase Agreement, dated as of November 1, 2016, by and among Xylem Inc., Xylem Luxembourg S.à r.l., Sensus Worldwide Limited, Sensus Industries Limited, and Sensus USA Inc.	Incorporated by reference to Exhibit 2.2 to Xylem Inc.’s Current Report on Form 8-K filed on October 31, 2016 (CIK No. 1524472, File No. 1-35229).

(3.1)	Forth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

(3.2)	Forth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

(10.1)	Senior Executive Severance Pay Plan	Filed herewith.

(11.0)	Statement Re-Computation of Per Share Earnings
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
(101.0)
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.