Form 10-Q
period 2017-09-30
Xylem Inc.
filed 2017-10-31
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of October 27, 2017, there were 179,599,998 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Nine Months
For the periods ended September 30,	2017	2016	2017	2016
Revenue	$1,195	$897	$3,430	$2,676
Cost of revenue	724	540	2,088	1,621
Gross profit	471	357	1,342	1,055
Selling, general and administrative expenses	270	219	812	665
Research and development expenses	45	23	131	75
Restructuring and asset impairment charges, net	4	6	22	18
Operating income	152	109	377	297
Interest expense	21	16	62	50
Other non-operating income, net	1	2	3	3
Gain from sale of business	(1)	—	4	—
Income before taxes	131	95	322	250
Income tax expense	27	22	62	40
Net income	104	73	260	210
Less: Net loss attributable to non-controlling interests	(1)	—	—	—
Net income attributable to Xylem	$105	$73	$260	$210
Earnings per share:
Basic	$0.58	$0.41	$1.45	$1.17
Diluted	$0.58	$0.41	$1.44	$1.17
Weighted average number of shares:
Basic	179.6	179.3	179.6	179.0
Diluted	180.9	180.3	180.7	179.8
Dividends declared per share	$0.1800	$0.1549	$0.5400	$0.4647
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Nine Months
For the periods ended September 30,	2017	2016	2017	2016
Net income	$104	$73	$260	$210
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	7	(8)	66	(25)
Net change in derivative hedge agreements:
Unrealized (loss) gains	(1)	—	4	—
Amount of gain reclassified into net income	—	(1)	—	(2)
Net change in postretirement benefit plans:
Amortization of net actuarial loss into net income	3	3	8	8
Settlement/Curtailment	1	—	1	—
Other comprehensive income (loss), before tax	10	(6)	79	(19)
Income tax benefit related to items of other comprehensive income	(11)	(3)	(40)	(2)
Other comprehensive income (loss), net of tax	21	(3)	119	(17)
Comprehensive income	$125	$70	$379	$193
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	September 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$283	$308
Receivables, less allowances for discounts and doubtful accounts of $30 and $30 in 2017 and 2016, respectively	990	843
Inventories	562	522
Prepaid and other current assets	160	166
Total current assets	1,995	1,839
Property, plant and equipment, net	637	616
Goodwill	2,741	2,632
Other intangible assets, net	1,174	1,201
Other non-current assets	236	186
Total assets	$6,783	$6,474
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$477	$457
Accrued and other current liabilities	562	521
Short-term borrowings and current maturities of long-term debt	97	260
Total current liabilities	1,136	1,238
Long-term debt	2,189	2,108
Accrued postretirement benefits	429	408
Deferred income tax liabilities	324	352
Other non-current accrued liabilities	225	161
Total liabilities	4,303	4,267
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 192.0 shares and 191.4 shares in 2017 and 2016, respectively	2	2
Capital in excess of par value	1,900	1,876
Retained earnings	1,188	1,033
Treasury stock – at cost 12.4 shares and 11.9 shares in 2017 and 2016, respectively	(428)	(403)
Accumulated other comprehensive loss	(199)	(318)
Total stockholders’ equity	2,463	2,190
Non-controlling interests	17	17
Total equity	2,480	2,207
Total liabilities and stockholders’ equity	$6,783	$6,474

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the nine months ended September 30,	2017	2016
Operating Activities
Net income	$260	$210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83	61
Amortization	91	36
Share-based compensation	16	15
Restructuring and asset impairment charges	22	18
Gain from sale of business	(4)	—
Other, net	18	8
Payments for restructuring	(25)	(11)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(114)	(27)
Changes in inventories	(14)	(42)
Changes in accounts payable	3	14
Other, net	43	(8)
Net Cash – Operating activities	379	274
Investing Activities
Capital expenditures	(119)	(90)
Acquisition of business, net of cash acquired	(16)	(70)
Proceeds from sale of assets and business	11	—
Cash received from investments	10	—
Cash paid for investments	(11)	—
Other, net	3	5
Net Cash – Investing activities	(122)	(155)
Financing Activities
Short-term debt issued, net	—	62
Short-term debt repaid	(184)	(80)
Long-term debt issued	—	540
Long-term debt repaid	—	(608)
Repurchase of common stock	(25)	(3)
Proceeds from exercise of employee stock options	8	22
Dividends paid	(97)	(84)
Other, net	(1)	1
Net Cash – Financing activities	(299)	(150)
Effect of exchange rate changes on cash	17	10
Net change in cash and cash equivalents	(25)	(21)
Cash and cash equivalents at beginning of year	308	680
Cash and cash equivalents at end of period	$283	$659
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$46	$34
Income taxes (net of refunds received)	$58	$60
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
As previously announced, in the second quarter of 2017 we implemented an organizational redesign by moving Xylem’s Analytics business from our Water Infrastructure business to combining it with our Sensus business, which was acquired in the fourth quarter of 2016, to form Measurement & Control Solutions (formerly Sensus & Analytics). We believe that the combination of these businesses will enhance our focus on advanced sensing technologies and will lead to operating efficiencies by integrating the supply chain process and moving to a leaner functional structure.  Accordingly, our reportable segments have changed. Beginning with the second quarter of 2017, the Company now reports the financial position and results of operations of its Analytics and Sensus businesses as one new reportable segment, which is currently called Measurement & Control Solutions. Our Water Infrastructure reportable segment no longer includes the results of our Analytics business. The Company has recast certain historical amounts between the Company's Water Infrastructure and Measurement & Control Solutions reportable segments, however this change had no impact on the Company's historical consolidated financial position or results of operations. The recast financial information does not represent a restatement of previously issued financial statements. Our Applied Water reportable segment remains unchanged. Refer to Note 18 "Segment Information" for additional segment information.
Xylem operates in three segments, Water Infrastructure, Applied Water and Measurement & Control Solutions. The Water Infrastructure segment focuses on the transportation and treatment of water, offering a range of products including water and wastewater pumps, treatment equipment, and controls and systems. The Applied Water segment serves many of the primary uses of water and focuses on the residential, commercial and industrial markets. The Applied Water segment’s major products include pumps, valves, heat exchangers, controls and dispensing equipment. The Measurement & Control Solutions segment focuses on developing advanced technology solutions that enable intelligent use and conservation of critical water and energy resources as well as analytical instrumentation used in the testing of water. The Measurement & Control Solutions segment's major products include smart metering, networked communications, measurement and control technologies, software and services including cloud-based analytics, remote monitoring and data management, leak detection and pressure monitoring solutions and testing equipment.
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
Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In August 2017, the Financial Accounting Standards Board (“FASB”) issued amended guidance on hedging activities. The amendment better aligns a company’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying for hedging relationships and the presentation of hedge results. Specifically, the guidance:
(1)Eliminates the concept of recognizing periodic hedge ineffectiveness for cash flow and net investment hedges
(2)Eliminates the benchmark interest rate concept of variable - rate instruments in cash flow hedges and allows companies to designate the contractually specified interest rate as the hedged risk
(3)Requires a company to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported
(4)Provides the ability to perform subsequent hedge effectiveness tests qualitatively
This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted with the effect of adoption reflected as of the beginning of the fiscal year of adoption. For cash flow and net investment hedges existing at the date of adoption, a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness is required. Other presentation and disclosure guidance is required only prospectively. We are evaluating the impact of the guidance on our financial condition and results of operations.
In March 2017, the FASB issued amended guidance on presentation of net periodic benefit costs.  The amendment requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components are required to be presented in the income statement separately and outside a subtotal of income from operations, if one is presented.  The amendment also requires entities to disclose the income statement lines that contain the other components if they are not appropriately described.  This guidance is effective retrospectively for periods beginning after December 15, 2017, including interim periods within those annual periods.  Early adoption is permitted.  The adoption of this guidance is expected to impact the presentation between operating income and other non operating income within Xylem's Consolidated Income Statement but is not expected to have a material impact on our consolidated financial condition or results of operations.
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
In May 2014, the FASB issued guidance on recognizing revenue from contracts with customers. The guidance outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the model is that an entity recognizes revenue to portray the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also expands disclosure requirements regarding revenue recognition. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017 and may be applied retrospectively to each prior period presented or using a modified retrospective approach with the cumulative effect recognized as of the date of initial application. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. The impact of this guidance on our financial condition and results of operations will be based on the types of contracts that Xylem is awarded in the future. We currently do not believe that the adoption of this guidance will have a material impact on our financial statements and plan to adopt this guidance effective January 1, 2018 using the modified retrospective approach.
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
Note 3. Acquisitions and Divestitures
2017 Acquisitions and Divestitures
Acquisitions
During the three and nine months ended September 30, 2017 we spent approximately $10 million and $16 million, respectively, on various acquisition activity.
Divestitures
On February 17, 2017, we divested our United Kingdom and Poland based membranes business for approximately $10 million. The sale resulted in a gain of $4 million, which is reflected in gain from sale of business in our Condensed Consolidated Income Statement. The business, which was part of our Applied Water segment, provided membrane filtration products primarily to customers in the municipal water and industrial sectors. The business reported 2016 annual revenue of approximately $8 million.
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

Sensus results of operations were consolidated with the Company effective November 1, 2016 and along with our Analytics business it constitutes a separate reportable segment. Refer to Note 18 "Segment Information" for Measurement & Control Solutions segment information.

The Sensus purchase price allocation as of October 31, 2016 is shown in the following table.

(in millions)	Amount
Cash	$56
Receivables	104
Inventories	79
Prepaid and other current assets	19
Property, plant and equipment	176
Intangible assets	782
Other long-term assets	5
Accounts payable	(69)
Accrued and other current liabilities	(90)
Deferred income tax liabilities	(198)
Accrued post retirement benefits	(84)
Other non-current accrued liabilities	(60)
Total identifiable net assets	720

Goodwill	1,063
Non-controlling interest	(17)
Total consideration	$1,766

In the third quarter of 2017 we finalized the Sensus purchase price allocation. The fair values of Sensus assets and liabilities were determined based on estimates and assumptions which management believes are reasonable.

Goodwill arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of Sensus and Xylem. All of the goodwill was assigned to the Measurement & Control Solutions segment and is not deductible for tax purposes.

The estimate of the fair value of Sensus identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows either through the use of the multi-period excess earnings method or the relief-from-royalty method. Some of the more significant assumptions inherent in the development of intangible asset values include: the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, the assessment of the intangible asset’s life cycle, as well as other factors. The following table summarizes key information underlying identifiable intangible assets related to the Sensus acquisition:

Category	Life	Amount (in millions)
Customer and Distributor Relationships	2 - 18 years	$543
Tradenames	10 - 25 years	98
Internally Developed Network Software	7 years	60
FCC Licenses	Indefinite lived	24
Technology	5 - 15 years	39
Other	1 - 16 years	18
Total		$782

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the three and nine months ended September 30, 2016 assuming the acquisition of Sensus was made on January 1, 2015.

(in millions)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenue	$1,123	$3,365
Net income	$80	$263

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

The pro forma results do not include any cost savings or operational synergies that may be generated or realized due to the acquisition of Sensus. The pro forma nine-month period reflects the inclusion of a $16 million tax valuation release and a $27 million reduction to warranty expense in the first calendar quarter of 2016.
Tideland Signal Corporation
On February 1, 2016, we acquired Tideland Signal Corporation (“Tideland”), a leading producer of analytics solutions in the coastal and ocean management sectors, for $70 million. Tideland, a privately-owned company headquartered in Texas, had approximately 160 employees. Our condensed consolidated financial statements include Tideland’s results of operations from February 1, 2016 within the Measurement & Control Solutions segment.
Note 4. Restructuring Charges
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position ourselves based on the economic environment and customer demand. During the three and nine months ended September 30, 2017, we recognized restructuring charges of $4 million and $17 million, respectively. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Applied Water and Water Infrastructure segments, as well as headcount reductions within our Measurement & Control Solutions segment.
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

The following table presents the components of restructuring expense and asset impairment charges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
By component:
Severance and other charges	$3	$6	$17	$18
Lease related charges	—	1	—	1
Other restructuring charges	1	—	1	—
Reversal of restructuring accruals	—	(1)	(1)	(1)
Total restructuring charges	$4	$6	$17	$18
Asset impairment	—	—	5	—
Total restructuring and asset impairment charges	$4	$6	$22	$18

By segment:
Water Infrastructure	$1	$4	$6	$11
Applied Water	2	1	12	4
Measurement & Control Solutions	1	1	4	1
Corporate and other	—	—	—	2
The following table displays a rollforward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within accrued and other current liabilities, for the nine months ended September 30, 2017 and 2016.

(in millions)	2017	2016
Restructuring accruals - January 1	$15	$3
Restructuring charges	17	18
Cash payments	(25)	(11)
Foreign currency and other	—	(1)
Restructuring accruals - September 30	$7	$9

By segment:
Water Infrastructure	$—	$3
Applied Water	1	—
Measurement & Control Solutions	3	1
Regional selling locations (a)	3	3
Corporate and other	—	2

(a)
Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following is a rollforward for the nine months ended September 30, 2017 and 2016 of employee position eliminations associated with restructuring activities.

	2017	2016
Planned reductions - January 1	188	82
Additional planned reductions	140	364
Actual reductions and reversals	(223)	(296)
Planned reductions - September 30	105	150

The following table presents expected restructuring spend:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2017:
Total expected costs	$12	$4	$2	$—	$18
Costs incurred during Q1 2017	—	1	1	—	2
Costs incurred during Q2 2017	3	1	—	—	4
Costs incurred during Q3 2017	1	1	1	—	3
Total expected costs remaining	$8	$1	$—	$—	$9

Actions Commenced in 2016:
Total expected costs	$13	$14	$10	$2	$39
Costs incurred during 2016	11	10	6	2	29
Costs incurred during Q1 2017	2	2	1	—	5
Costs incurred during Q2 2017	—	1	1	—	2
Costs incurred during Q3 2017	—	1	—	—	1
Total expected costs remaining	$—	$—	$2	$—	$2
The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2017 consist primarily of severance charges and are expected to continue through the end of 2018. The Water Infrastructure, Applied Water, Measurement & Control Solutions and Corporate actions commenced in 2016 consist primarily of severance charges and are expected to continue through the end of 2018.
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
The income tax provision for the three months ended September 30, 2017 was $27 million resulting in an effective tax rate of 21.1%, compared to $22 million resulting in an effective tax rate of 22.9% for the same period in 2016. The income tax provision for the nine months ended September 30, 2017 was $62 million resulting in an effective tax rate of 19.4%, compared to $40 million resulting in an effective tax rate of 16.0% for the same period in 2016. The effective tax rate was lower than the United States federal statutory rate primarily due to the mix of earnings in jurisdictions in both periods. Additionally, the effective tax rate for the nine months ended September 30, 2016 was lower than the current period due to the release of an unrecognized tax benefit in 2016 due to the effective settlement of a tax examination, partially offset by the nonrecurring repatriation of foreign earnings from 2016.
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
The amount of unrecognized tax benefits at September 30, 2017 was $75 million, as compared to $67 million at December 31, 2016, which if ultimately recognized will reduce our effective tax rate. We do not believe that the unrecognized tax benefits will significantly change within the next twelve months.
We classify interest expense relating to unrecognized tax benefits as a component of other non-operating expense, net, and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of September 30, 2017, we had $3.6 million of interest accrued for unrecognized tax benefits.
Note 6. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income attributable to Xylem (in millions)	$105	$73	$260	$210
Shares (in thousands):
Weighted average common shares outstanding	179,578	179,272	179,564	178,951
Add: Participating securities (a)	23	36	28	37
Weighted average common shares outstanding — Basic	179,601	179,308	179,592	178,988
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	774	593	658	462
Dilutive effect of restricted stock units and performance share units	502	409	460	388
Weighted average common shares outstanding — Diluted	180,877	180,310	180,710	179,838
Basic earnings per share	$0.58	$0.41	$1.45	$1.17
Diluted earnings per share	$0.58	$0.41	$1.44	$1.17

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Stock options	1,556	1,701	1,727	2,008
Restricted stock units	376	529	410	570
Performance share units	594	414	509	360

Note 7. Inventories
The components of total inventories are summarized as follows:

(in millions)	September 30, 2017	December 31, 2016
Finished goods	$234	$220
Work in process	55	42
Raw materials	273	260
Total inventories	$562	$522
Note 8. Property, Plant and Equipment
The components of total property, plant and equipment, net are as follows:

(in millions)	September 30, 2017	December 31, 2016
Land, buildings and improvements	$325	$299
Machinery and equipment	791	731
Equipment held for lease or rental	242	218
Furniture and fixtures	108	95
Construction work in progress	89	76
Other	21	19
Total property, plant and equipment, gross	1,576	1,438
Less accumulated depreciation	939	822
Total property, plant and equipment, net	$637	$616
Depreciation expense of $28 million and $83 million million was recognized in the three and nine months ended September 30, 2017, respectively, and $20 million and $61 million for the three and nine months ended September 30, 2016.

Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2017 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Balance as of January 1, 2017	$1,074	$505	$1,053	$2,632
Activity in 2017
Divested/Acquired	—	(2)	3	1
Foreign currency and other	46	20	42	108
Balance as of September 30, 2017	$1,120	$523	$1,098	$2,741
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	September 30, 2017			December 31, 2016
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$905	$(224)	$681	$891	$(168)	$723
Proprietary technology and patents	162	(72)	90	156	(61)	95
Trademarks	142	(37)	105	139	(23)	116
Software	251	(118)	133	218	(118)	100
Other	25	(19)	6	26	(13)	13
Indefinite-lived intangibles	159	—	159	154	—	154
Other Intangibles	$1,644	$(470)	$1,174	$1,584	$(383)	$1,201
Amortization expense related to finite-lived intangible assets was $30 million and $91 million for the three and nine months ended September 30, 2017, respectively, and $12 million and $36 million for the three and nine months ended September 30, 2016, respectively.
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

Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty Australian Dollar and Hungarian Forint. We had foreign exchange contracts with purchase notional amounts totaling $58 million as of September 30, 2017. As of September 30, 2017, our most significant foreign currency derivatives included contracts to purchase Swedish Krona and sell Euro, sell U.S. Dollar and purchase Euro, sell British Pound and purchase Euro, and to purchase Polish Zloty and sell Euro. The purchased notional amounts associated with these currency derivatives are $26 million, $9 million, $8 million, and $7 million, respectively. As of December 31, 2016 we did not hold any foreign exchange contracts.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross Currency Swaps
Beginning in 2015, we entered into cross currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. The total notional amount of derivative instruments designated as net investment hedges was $440 million and $391 million as of September 30, 2017 and December 31, 2016, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $583 million, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain recognized in OCI (a)	$1	$—	$6	$—
Amount of gain reclassified from OCI into revenue (a)	(2)	(1)	(3)	(1)
Amount of (gain) loss reclassified from OCI into cost of revenue (a)	—	—	1	(1)

Net Investment Hedges
Cross Currency Swaps
Amount of loss recognized in OCI (a)	$(14)	$(7)	$(45)	$(7)
Foreign Currency Denominated Debt
Amount of loss recognized in OCI (a)	$(17)	$(5)	$(65)	$(10)

(a)	Effective portion
As of September 30, 2017, $3 million of net gains on cash flow hedges are expected to be reclassified into earnings in the next 12 months. The ineffective portion of a cash flow hedge is recognized immediately in selling, general and administrative expenses in the Condensed Consolidated Income Statements and was not material for the three and nine months ended September 30, 2017 and 2016.
As of September 30, 2017, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration. The net investment hedges did not experience any ineffectiveness for the three and nine months ended September 30, 2017.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models th at consider various assumptions including yield curves, time value and other measurements.

The fair values of our foreign exchange contracts currently included in our hedging program designated as hedging instruments were as follows:

(in millions)	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Other current assets	$1	$—
Liabilities
Net Investment Hedges
Other non-current liabilities	$(55)	$(6)
The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $630 million and $555 million as of September 30, 2017 and December 31, 2016, respectively.
Note 11. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

(in millions)	September 30, 2017	December 31, 2016
Compensation and other employee benefits	$196	$182
Customer-related liabilities	104	80
Accrued taxes	70	63
Accrued warranty costs	60	64
Other accrued liabilities	132	132
Total accrued and other current liabilities	$562	$521
Note 12. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	September 30, 2017	December 31, 2016
4.875% Senior Notes due 2021 (a)	$600	$600
2.250% Senior Notes due 2023 (a)	588	522
3.250% Senior Notes due 2026 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Commercial paper	30	65
Research and development facility agreement	43	38
Research and development finance contract	124	110
Term loan	24	157
Debt issuance costs and unamortized discount (b)	(23)	(24)
Total debt	2,286	2,368
Less: short-term borrowings and current maturities of long-term debt	97	260
Total long-term debt	$2,189	$2,108

(a)
The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2021 was $653 million and $651 million as of September 30, 2017 and December 31, 2016, respectively. The fair value of our Senior Notes due 2023 was $630 million and $555 million as of September 30, 2017 and December 31, 2016, respectively. The fair value of our Senior Notes due 2026 was $499 million and $487 million as of September 30, 2017 and December 31, 2016, respectively.The fair value of our Senior Notes due 2046 was $419 million and $397 million as of September 30, 2017 and December 31, 2016, respectively.

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
Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year beginning on May 1, 2017. As of September 30, 2017, we were in compliance with all covenants for the Senior Notes.
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

In accordance with the terms of an amendment to the Credit Facility dated August 30, 2016, we may not exceed a maximum leverage ratio of 4.00 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) for a period of four full fiscal quarters following the Sensus acquisition and a maximum leverage ratio of 3.50 to 1.00 through the rest of the term. The Credit Facility also contains limitations on, among other things, incurring secured debt, granting liens, entering into sale and leaseback transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of September 30, 2017 the Credit Facility was undrawn and we are in compliance with all covenants.
European Investment Bank - R&D Finance Contract
On October 28, 2016, the Company entered into a Finance Contract (the “Finance Contract”) with the European Investment Bank (the “EIB”). The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the Finance Contract and Xylem Inc. is the Guarantor.  The Finance Contract provides for up to €105 million (approximately $124 million) to finance research, development and innovation projects in the field of sustainable water and wastewater solutions during the period from 2017 through 2019 in Sweden, Germany, Italy, UK, Hungary and Austria. The Company has unconditionally guaranteed the performance of the borrowers under the Finance Contract. Under the Finance Contract, the borrowers are able to draw loans on or before April 28, 2018, with a maturity of no longer than 11 years.
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
Both the Finance Contract and the R&D Facility Agreement provide for fixed rate loans and floating rate loans. Under the Finance Contract, the interest rate per annum applicable to fixed rate loans is at a fixed percentage rate per annum specified by the EIB which includes the applicable margin. The interest rate per annum applicable to floating rate loans is at the rate determined by reference to EURIBOR for loans drawn in Euros and LIBOR for loans drawn in Pounds Sterling or U.S. Dollars, plus an applicable spread specified by the EIB which includes the applicable margin. The applicable margin is 59 basis points (0.59%). As of September 30, 2017 and December 31, 2016, $124 million and $110 million were outstanding under the Finance Contract, respectively.
European Investment Bank - R&D Facility Agreement
On December 3, 2015, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with the EIB to amend the maturity date. The Facility provides an aggregate principal amount of up to €120 million (approximately $141 million) to finance research projects and infrastructure development in the European Union. The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the R&D Facility Agreement. The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the EIB.
Under the R&D Facility Agreement, the borrower was able to draw loans on or before March 31, 2016 with a maturity of no longer than 12 years. As of September 30, 2017 and December 31, 2016 $43 million and $38 million were outstanding, respectively, under the R&D Facility Agreement. Although the borrowing term for this arrangement is up to five years, we have classified it as short-term debt on our Consolidated Balance Sheets since we intend to repay this obligation in less than a year.
Term Loan Facility
On October 24, 2016, the Company’s subsidiary, Xylem Europe GmbH (the “borrower”) entered into a 12-month €150 million (approximately $177 million) term loan facility (the “Term Facility”) the terms of which are set forth in a term loan agreement, among the borrower, the Company, as parent guarantor and ING Bank.  The Company has entered into a parent guarantee in favor of ING Bank also dated October 24, 2016 to secure all present and future obligations of the borrower under the Term Loan Agreement.  The Term Facility was used to partially fund the acquisition of Sensus. The Term Facility will mature on October 26, 2017. The Term Facility bears interest at EURIBOR plus 0.35%. The agreement contains certain representations and warranties, certain affirmative covenants, certain negative covenants, a financial covenant, certain conditions and events of default that are customarily required for similar financings. As of September 30, 2017 and December 31, 2016, $24 million and

$157 million were outstanding under the Term Loan Facility, respectively. The remaining outstanding balance was paid off in October 2017.
Commercial Paper
Our commercial paper program generally serves as a means of short-term funding and has a combined outstanding limit of $600 million inclusive of the Five-Year Revolving Credit Facility. As of September 30, 2017 and December 31, 2016 $30 million and $65 million of the Company’s $600 million commercial paper program was outstanding at a weighted average interest rate of 1.44% and 1.12%, respectively. We will periodically borrow under this program and may borrow under it in future periods.
Note 13. Postretirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Domestic defined benefit pension plans:
Service cost	$1	$1	$3	$2
Interest cost	1	1	3	3
Expected return on plan assets	(1)	(2)	(4)	(4)
Amortization of net actuarial loss	—	1	1	2
Net periodic benefit cost	$1	$1	$3	$3
International defined benefit pension plans:
Service cost	$2	$3	$8	$8
Interest cost	4	6	14	18
Expected return on plan assets	(8)	(8)	(24)	(25)
Amortization of net actuarial loss	3	2	7	6
Settlement/Curtailment	1	—	1	—
Net periodic benefit cost	$2	$3	$6	$7
Total net periodic benefit cost	$3	$4	$9	$10
The total net periodic benefit cost for other postretirement employee benefit plans was $1 million and $2 million including amounts recognized in other comprehensive income ("OCI") of less than $1 million, for both the three and nine months ended September 30, 2017. The total net periodic benefit cost for other postretirement employee benefit plans was $1 million and $2 million, including amounts recognized in OCI of less than $1 million, for both the three and nine months ended September 30, 2016.
We contributed $28 million and $22 million to our defined benefit plans during the nine months ended September 30, 2017 and 2016, respectively. A discretionary $6 million contribution was made to the U.S. plan in Q3 2017 to increase the funding ratio and reduce regulatory fees. Additional contributions ranging between approximately $3 million and $9 million are expected during the remainder of 2017.
Note 14. Share-Based Compensation Plans
Share-based compensation expense was $5 million and $16 million during the three and nine months ended September 30, 2017, respectively, and $5 million and $15 million during the three and nine months ended September 30, 2016, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $7 million, $21 million and $14 million, respectively, at September 30, 2017 and is expected to be recognized over a weighted average period of 1.9, 2.0 and 2.0 years, respectively. The amount of cash received from the exercise of stock options was $8 million and $22 million for the nine months ended September 30, 2017 and 2016, respectively.

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2017.

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2017	2,126	$33.71	6.9
Granted	501	48.43
Exercised	(257)	31.87
Forfeited and expired	(50)	42.08
Outstanding at September 30, 2017	2,320	$36.91	7.0	$60
Options exercisable at September 30, 2017	1,383	$32.89	5.8	$41
Vested and expected to vest as of September 30, 2017	2,219	$35.87	6.8	$58
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the nine months ended September 30, 2017 was $5.5 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2017 grants.

Volatility	25.40%
Risk-free interest rate	2.07%
Dividend yield	1.49%
Expected term (in years)	5.1
Weighted-average fair value / share	$10.66
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
Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the nine months ended September 30, 2017. The fair value of the restricted stock units is equal to the closing share price on the date of the grant.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2017	899	$37.67
Granted	344	49.69
Vested	(357)	38.24
Forfeited	(60)	40.78
Outstanding at September 30, 2017	826	$35.53

ROIC Performance Share Unit Grants
The following is a summary of Return on Invested Capital ("ROIC") performance share unit grants for the nine months ended September 30, 2017. The fair value of the ROIC performance share units is equal to the closing share price on the date of the grant.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2017	250	$37.11
Granted	117	49.15
Vested	—	—
Forfeited	(68)	38.44
Outstanding at September 30, 2017	299	$41.50
TSR Performance Share Units Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the nine months ended September 30, 2017.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2017	108	$46.15
Granted	117	47.79
Vested	—	—
Forfeited	(11)	43.98
Outstanding at September 30, 2017	214	$47.03
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

Volatility	30.2%
Risk-free interest rate	1.50%

Note 15. Capital Stock
For the three and nine months ended September 30, 2017 the Company repurchased less than 0.1 million shares for less than $1 million and 0.5 million shares for $25 million of common stock, respectively. Repurchases include both share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The detail of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program for the three months ended September 30, 2017. For the nine months ended September 30, 2017 we repurchased 0.1 million shares for $7 million. There were no shares repurchased under this program during the three and nine months ended September 30, 2016. There are up to $413 million in shares that may still be purchased under this plan as of September 30, 2017.

On August 18, 2012, our Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares repurchased under this program for the three months ended September 30, 2017. For the nine months ended September 30, 2017 we repurchased 0.25 million shares for $13 million. There were no shares repurchased under this program during the three and nine months ended September 30, 2016. As of June 30, 2017, we have exhausted the authorized amount to repurchase shares under this plan.
Aside from the aforementioned repurchase programs, we repurchased less than 0.1 million shares and 0.1 million shares for less than $1 million and $5 million for the three and nine months ended September 30, 2017, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. Likewise, we repurchased less than 0.1 million shares and 0.1 million shares for less than $1 million and $3 million for the three and nine months ended September 30, 2016, respectively.

Note 16. Accumulated Other Comprehensive Income (Loss)
The following table provides the components of accumulated other comprehensive income (loss) for the three months ended September 30, 2017:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at July 1, 2017	$(51)	$(173)	$4	$(220)
Foreign currency translation adjustment	7	—	—	7
Tax on foreign currency translation adjustment	12	—	—	12
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	1	—	1
Selling, general and administrative expenses	—	2	—	2
Restructuring		1		1
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized gain on derivative hedge agreements	—	—	1	1
Reclassification of unrealized gain on derivative hedge agreements into revenue	—	—	(2)	(2)
Balance at September 30, 2017	$(32)	$(170)	$3	$(199)
The following table provides the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2017:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2017	$(140)	$(177)	$(1)	$(318)
Foreign currency translation adjustment	66	—	—	66
Tax on foreign currency translation adjustment	42	—	—	42
Amortization of net actuarial loss on postretirement benefit plans into:
Cost of revenue	—	2	—	2
Selling, general and administrative expenses	—	5	—	5
Other non-operating income	—	1	—	1
Restructuring	—	1		1
Income tax impact on amortization of postretirement benefit plan items	—	(2)	—	(2)
Unrealized gain on derivative hedge agreements	—	—	6	6
Reclassification of unrealized loss on derivative hedge agreements into cost of revenue	—	—	1	1
Reclassification of unrealized gain on derivative hedge agreements into revenue	—	—	(3)	(3)
Balance at September 30, 2017	$(32)	$(170)	$3	$(199)
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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $10 million and $11 million as of September 30, 2017 and December 31, 2016, respectively, for these general litigation matters.
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
Guarantees
We obtain certain stand-by letters of credit, bank guarantees and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of September 30, 2017 and December 31, 2016, the amount of stand-by letters of credit, bank guarantees and surety bonds was $235 million and $218 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million and $4 million as of September 30, 2017 and December 31, 2016, respectively, for environmental matters.

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
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. The table below provides the changes in our product warranty accrual, which for 2017 includes warranty related to the Sensus acquisition.

(in millions)	2017	2016
Warranty accrual – January 1	$99	$33
Net charges for product warranties in the period	25	20
Settlement of warranty claims	(36)	(21)
Foreign currency and other	3	3
Warranty accrual - September 30	$91	$35
Note 18. Segment Information
Our business has three reportable segments: Water Infrastructure, Applied Water and Measurement & Control Solutions. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. The Water Infrastructure segment focuses on the transportation and treatment of water, offering a range of products including water and wastewater pumps, treatment equipment, and controls and systems. The Applied Water segment serves many of the primary uses of water and focuses on the residential, commercial and industrial markets. The Applied Water segment’s major products include pumps, valves, heat exchangers, controls and dispensing equipment. The Measurement & Control Solutions segment focuses on developing advanced technology solutions that enable intelligent use and conservation of critical water and energy resources as well as analytical instrumentation used in the testing of water. The Measurement & Control Solutions segment's major products include smart metering, networked communications, measurement and control technologies, software and services including cloud-based analytics, remote monitoring and data management, leak detection and pressure monitoring solutions and testing equipment.
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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2016 Annual Report). The following tables contain financial information for each reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Revenue:
Water Infrastructure	$520	$478	$1,421	$1,402
Applied Water	354	343	1,048	1,042
Measurement & Control Solutions	321	76	961	232
Total	$1,195	$897	$3,430	$2,676
Operating Income:
Water Infrastructure	$91	$75	$205	$192
Applied Water	51	50	136	140
Measurement & Control Solutions	26	4	80	11
Corporate and other	(16)	(20)	(44)	(46)
Total operating income	$152	$109	$377	$297
Interest expense	$21	$16	$62	$50
Other non-operating income	1	2	3	3
Gain from sale of business	(1)	—	4	—
Income before taxes	$131	$95	$322	$250
Depreciation and Amortization:
Water Infrastructure	$17	$17	$48	$50
Applied Water	6	6	18	18
Measurement & Control Solutions	29	5	90	15
Regional selling locations (a)	4	2	12	8
Corporate and other	2	2	6	6
Total	$58	$32	$174	$97
Capital Expenditures:
Water Infrastructure	$16	$17	$43	$48
Applied Water	4	4	14	15
Measurement & Control Solutions	16	2	48	5
Regional selling locations (b)	3	4	11	19
Corporate and other	3	1	3	3
Total	$42	$28	$119	$90

(a)
Depreciation and amortization expense incurred by the Regional selling locations was included in an overall allocation of Regional selling location costs to the segments; however, a certain portion of that expense was not specifically identified to a segment. That expense is captured in this Regional selling location line.

(b)	Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.

The following table contains the total assets for each reportable segment:

(in millions)	September 30, 2017	December 31, 2016
Water Infrastructure	$1,236	$1,179
Applied Water	1,018	990
Measurement & Control Solutions	3,209	3,102
Regional selling locations (a)	1,097	965
Corporate and other (b)	223	238
Total	$6,783	$6,474

(a)	The Regional selling locations have assets that consist primarily of cash, accounts receivable and inventory which are not allocated to the segments.

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
Overview
Xylem is a leading global water technology company. We design, manufacture and service highly engineered solutions ranging across a wide variety of critical applications. Our broad portfolio of solutions addresses customer needs across the water cycle, from the delivery and use of drinking water to the collection and treatment of wastewater to the return of water to the environment. Our product and service offerings are organized into three reportable segments that are aligned around the critical market applications they provide: Water Infrastructure, Applied Water and Measurement & Control Solutions (formerly Sensus & Analytics).
As previously announced, in the second quarter of 2017 we implemented an organizational redesign by moving Xylem’s Analytics business from our Water Infrastructure business to combining it with our Sensus business, which was acquired in the fourth quarter of 2016, to form Measurement & Control Solutions. We believe that the combination of these businesses will enhance our focus on advanced sensing technologies and will lead to operating efficiencies by integrating the supply chain process and moving to a leaner functional structure.

 Accordingly, our reportable segments have changed. Beginning with the second quarter of 2017, the Company now reports the financial position and results of operations of its Analytics and Sensus businesses as one new reportable segment, which is called Measurement & Control Solutions . Our Water Infrastructure reportable segment no longer includes the results of our Analytics business. The Company has recast certain historical amounts between the Company's Water Infrastructure and Measurement & Control Solutions reportable segments, however this change had no impact on the Company's historical consolidated financial position or results of operations. The recast financial information does not represent a restatement of previously issued financial statements. Our Applied Water reportable segment remains unchanged.

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

•
Applied Water serves the usage applications sector with water pressure boosting systems for heating, ventilation and air conditioning and for fire protection systems to the residential and commercial building services markets. In addition, our pumps, heat exchangers, valves and controls provide cooling to power plants and manufacturing facilities, as well as circulation for food and beverage processing. We also provide boosting systems for farming irrigation and pumps for dairy operations. In the Applied Water segment, we provide the majority of our sales through long-standing relationships with many of the leading independent distributors in the markets we serve, with the remainder going directly to customers.

•
Measurement & Control Solutions primarily serves the utility infrastructure solutions and services sector by delivering communications, smart metering, measurement and control technologies and services that allow customers to more effectively use their distribution networks for the delivery of critical resources such as water, electricity and natural gas. In the Measurement & Control Solutions segment, we also provide analytical instrumentation used to measure water quality, flow and level in wastewater, surface water and coastal environments. Additionally, we sell software and services including cloud-based analytics, remote monitoring and data management, leak detection and pressure monitoring solutions and we also sell smart lighting products and solutions that improve efficiency and public safety efforts across communities. In the Measurement & Control Solutions segment we generate our sales through a combination of long-standing relationships with leading distributors and dedicated channel partners as well as direct sales depending on the regional availability of distribution channels and the type of product.

Executive Summary
Xylem reported revenue for the third quarter of 2017 of $1,195 million, an increase of 33.2% compared to $897 million reported in the third quarter of 2016. On a constant currency basis, revenue increased 30.8% mostly due to $234 million of revenue related to the Sensus business acquisition and organic revenue growth of $44 million driven by growth in all end markets.
Operating income for the third quarter of 2017 was $152 million, reflecting an increase of 39.4% compared to $109 million in the third quarter of 2016. Operating margin was 12.7% for 2017 versus 12.2% for 2016, an increase of 50 basis points. The increase in operating margin was primarily due to cost reductions resulting from progress in our global procurement and productivity initiatives, restructuring savings and a decrease in Sensus acquisition related costs and restructuring and realignment charges. These favorable impacts on operating margin were largely offset by cost inflation increases, Sensus purchase accounting impacts and special charges.
Adjusted operating income was $169 million with an operating margin of 14.1% in 2017 as compared to adjusted operating income of $131 million with an adjusted operating margin of 14.6% in the third quarter of 2016. The decrease in adjusted operating margin was mostly due to cost inflation increases and Sensus purchase accounting impacts which were partially offset by cost reductions resulting from progress in our global procurement and productivity initiatives and restructuring savings. The non-cash Sensus purchase accounting impact on adjusted operating margin for the quarter was 70 basis points, which if excluded would bring the adjusted operating margin to 14.8%, a 20 basis point increase over the prior year.

Additional financial highlights for the quarter ended September 30, 2017 include the following:

•	Orders of $1,249 million, up 32.0% from $946 million in the prior year, up 6.1% on an organic basis

•	Earnings per share of $0.58, up 41.5% from the prior year ($0.65, up 20.4% on an adjusted basis)

•
Cash flow from operating activities of $379 million for the nine months ended September 30, 2017, up 38.3% from the prior year, and free cash flow, excluding Sensus acquisition related costs, of $283 million as compared to $187 million, up 51.3% from the prior year

Key Performance Indicators and Non-GAAP Measures
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

•
"adjusted net income" and "adjusted earnings per share" defined as net income and earnings per share, respectively, adjusted to exclude restructuring and realignment costs, Sensus acquisition related costs, special charges, tax-related special items and gain from sale of business, as applicable. A reconciliation of adjusted net income is provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share data)	2017	2016	2017	2016
Net income attributable to Xylem	$105	$73	$260	$210
Restructuring and realignment, net of tax of $4 and $11 for 2017 and net of tax of $4 and $9 for 2016	5	8	21	23
Sensus acquisition related costs, net of tax of $2 and $7 for 2017	3	10	12	10
Special charges, net of tax of $1 and $3 for 2017 and net of tax of $2 and $7 for 2016	2	2	5	10
Tax-related special items	3	4	—	(7)
Gain from sale of business, net of tax of $0 and $2 for 2017	1	—	(2)	—
Adjusted net income	$119	$97	$296	$246
Weighted average number of shares - Diluted	180.9	180.3	180.7	179.8
Adjusted earnings per share	$0.65	$0.54	$1.64	$1.37

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

•
"Sensus acquisition related costs" defined as costs incurred by the Company associated with the acquisition of Sensus that are being reported within operating income. These costs include transaction costs, integration costs and costs related to the recognition of the backlog intangible asset recorded in purchase accounting.

•
“special charges" defined as costs incurred by the Company, such as non-cash impairment charges, due diligence costs, initial acquisition costs not related to Sensus and other special non-operating items, as well as interest expense related to the early extinguishment of debt and financing costs on the bridge loan entered into for the Sensus acquisition during 2016.

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

	Nine Months Ended
	September 30,
(In millions)	2017	2016
Net cash provided by operating activities	$379	$274
Capital expenditures	(119)	(90)
Free cash flow	$260	$184
Cash paid for Sensus related acquisition costs	$(23)	$(3)
Free cash flow, excluding Sensus acquisition related costs	$283	$187

•
“EBITDA” defined as earnings before interest, taxes, depreciation, amortization expense, and share-based compensation and “Adjusted EBITDA” reflects the adjustment to EBITDA to exclude restructuring and realignment costs, Sensus acquisition related costs, special charges and gain from sale of business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Net Income	$104	$73	$260	$210
Income tax expense	27	22	62	40
Interest expense (income), net	20	16	60	49
Depreciation	28	20	83	61
Amortization	30	12	91	36
Stock compensation	5	5	16	15
EBITDA	$214	$148	$572	$411
Restructuring and realignment	9	12	32	32
Sensus acquisition related costs	3	10	12	10
Special charges	3	—	8	5
Gain from sale of business	1	—	(4)	—
Adjusted EBITDA	$230	$170	$620	$458

2017 Outlook
We anticipate total revenue growth in the range of 24% to 25% in 2017 with organic revenue growth in the low-single-digits and the Sensus acquisition contributing most of the additional revenue growth. The following is a summary of our organic revenue outlook by end market.

•
Industrial market revenue was up low-single-digits on an organic basis through the third quarter. We expect oil and gas and mining markets to stabilize in North America through the balance of the year, and we expect market conditions in the United States to improve modestly throughout the remainder of the year. As a result, we expect organic revenue of low-single-digits for 2017.

•
Public utility revenue declined slightly through the September on an organic basis, primarily due to a difficult comparison to double-digit growth in the United States in the prior year.  We expect organic revenue growth in the low-single-digits for 2017 with project activity fueling growth in emerging markets, primarily in China and India. We also anticipate revenue from Sensus to contribute mid-single-digit growth over their historical performance, driven by expected project deployments and traction from new products. On a pro forma basis that includes Sensus, we expect organic revenue growth of low to mid-single-digits for 2017.

•
In the commercial markets, organic growth was approximately 5% through the September, primarily driven by growth in the United States. In 2017 we expect organic revenue growth in the mid-single-digit range as we see the United States market continuing to be strong while the European market is experiencing growth related to new energy efficient products and sales channel investments.

•
In residential markets, organic growth was into the low-double-digits through the third quarter primarily driven by strength in the United States and Asia Pacific. In 2017 we expect full year organic revenue performance will be up in the high-single-digits. We continue to expect the United States market to be competitive given the replacement nature of the sector we serve. We expect growth from the European market, which looks to be modestly stronger as increased residential building permitting provides an indicator of sales. Additionally, we expect to benefit from market share gains from channel disruption throughout the remainder of the year.

We will continue to strategically execute restructuring and realignment actions primarily to reposition our European and North American business in an effort to optimize our cost structure and improve our operational efficiency and effectiveness. During 2017, we expect to incur approximately $50 million in restructuring and realignment costs, as well as Sensus acquisition related costs. We expect to realize approximately $20 million of incremental net savings in 2017 from actions initiated in 2016, and an additional $6 million of net savings from our 2017 actions.
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
Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2017	2016	Change		2017	2016	Change
Revenue	$1,195	$897	33.2%		$3,430	$2,676	28.2%
Gross profit	471	357	31.9%		1,342	1,055	27.2%
Gross margin	39.4%	39.8%	(40)	bp	39.1%	39.4%	(30)	bp
Operating expenses excluding restructuring and realignment costs, Sensus acquisition related costs and special charges	302	226	33.6%		906	711	27.4%
Expense to revenue ratio	25.3%	25.2%	10	bp	26.4%	26.6%	(20)	bp
Restructuring and realignment costs	9	12	(25.0)%		32	32	—%
Sensus acquisition related charges	5	—	NM		19	—	NM
Special charges	3	10	NM		8	15	(46.7)%
Total operating expenses	319	248	28.6%		965	758	27.3%
Operating income	152	109	39.4%		377	297	26.9%
Operating margin	12.7%	12.2%	50	bp	11.0%	11.1%	(10)	bp
Interest and other non-operating expense, net	20	14	42.9%		59	47	25.5%
Gain on sale of business	(1)	—	NM		4	—	NM
Income tax expense	27	22	22.7%		62	40	55.0%
Tax rate	21.1%	22.9%	(180)	bp	19.4%	16.0%	340	bp
Net income	$104	$73	42.5%		$260	$210	23.8%
NM - Not meaningful percentage change
Revenue
Revenue generated during the three and nine months ended September 30, 2017 was $1,195 million and $3,430 million, reflecting increases of $298 million or 33.2% and $754 million or 28.2%, respectively, compared to the same prior year periods. On a constant currency basis, revenue grew 30.8% and 28.3% for the three and nine months ended September 30, 2017, respectively. These increases in revenue were primarily driven by an additional $234 million and $715 million, respectively, of revenue from the businesses acquired in the fourth quarter of 2016. Organic revenue increased from the prior year by $44 million and $47 million for the three and nine months ended September 30, 2017, respectively. These increases reflect strong organic growth in emerging markets for both periods, particularly in Asia Pacific, as well as strength in North America for both periods. There was also organic growth in the quarter for western Europe; however, this region had slight organic declines year-to-date, driven by the United Kingdom.

The following tables illustrate the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three and nine months ended September 30, 2017:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2016 Revenue	$478		$343		$76		$897
Organic growth	32	6.7%	8	2.3%	4	5.3%	44	4.9%
Acquisitions/Divestitures	—	NM	(2)	(0.6)%	234	307.9%	232	25.9%
Constant currency	32	6.7%	6	1.7%	238	313.2%	276	30.8%
Foreign currency translation (a)	10	2.1%	5	1.5%	7	9.2%	22	2.4%
Total change in revenue	42	8.8%	11	3.2%	245	322.4%	298	33.2%
2017 Revenue	$520		$354		$321		$1,195

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2016 Revenue	$1,402		$1,042		$232		$2,676
Organic growth	24	1.7%	16	1.5%	7	3.0%	47	1.8%
Acquisitions/Divestitures	—	—%	(5)	(0.5)%	715	308.2%	710	26.5%
Constant currency	24	1.7%	11	1.1%	722	311.2%	757	28.3%
Foreign currency translation (b)	(5)	(0.4)%	(5)	(0.5)%	7	3.0%	(3)	(0.1)%
Total change in revenue	19	1.4%	6	0.6%	729	314.2%	754	28.2%
2017 Revenue	$1,421		$1,048		$961		$3,430

(a)
Foreign currency translation impact for the quarter due to fluctuations in the value of various currencies against the U.S. Dollar, primarily the Euro followed by Canadian Dollar, the Swedish Krona and the Australian Dollar.

(b)
Foreign currency translation impact for the nine months due to fluctuations in the value of various currencies against the U.S. Dollar, the largest being British Pound which was partially offset by the Euro and the South African Rand.

Water Infrastructure
Water Infrastructure revenue increased $42 million, or 8.8%, for the third quarter of 2017 (6.7% increase at constant currency) and increased $19 million, or 1.4%, for the nine months ended September 30, 2017 (1.7% increase at constant currency) as compared to 2016. Revenue benefited from $10 million of foreign currency translation for the three months ended September 30, 2017 and was negatively impacted by $5 million from foreign currency translation for nine months ended September 30, 2017. The change at constant currency included organic growth of $32 million, or 6.7%, in the third quarter and organic growth of $24 million, or 1.7%, for the nine months ended September 30, 2017. Organic growth for the quarter was driven by strength in the industrial end market, particularly in North America and the emerging markets, which was partially offset by declines in Europe. Organic growth for the quarter was also driven by strength in the public utility end market, particularly in the Middle East and Africa, Europe and North America. This growth was partially offset by public utility declines in Asia Pacific. For the nine months ended September 30, 2017, organic growth was driven by continued improvement in the industrial end market, particularly in the emerging markets as well as North America. Public utility declined organically year-to-date driven by reductions in municipal spending in western Europe and difficult comparisons to the prior year in the United States where we had double digit growth rates in the United States.
From an application perspective for the third quarter of 2017, organic revenue growth was driven by our transport applications in the industrial end market due to strength in the dewatering business which benefited from distribution strength and improved construction, oil and gas, and mining markets, particularly in North America.

The treatment application also had strong industrial growth driven by strong project deliveries in the emerging markets.
For the nine months ended September 30, 2017, organic revenue growth was driven primarily by our transport application in the industrial end market due to strength in the dewatering business which benefited from a strong distribution channel and improved mining markets, primarily in Latin America and the United States. Our treatment application had flat overall organic revenue with growth in the industrial end markets, primarily in Asia Pacific, offset by declines in public utility driven by a difficult prior year comparison in the United States, as well as slower bidding activity in the Middle East where the oil and gas market downturn impacted municipal spending.
Applied Water
Applied Water revenue increased $11 million, or 3.2%, for the third quarter of 2017 (1.7% increase at constant currency) and increased $6 million, or 0.6%, for the nine months ended September 30, 2017 (1.1% increase at constant currency) compared to the respective 2016 periods. Revenue benefited by $5 million due to foreign currency translation for the three months ended September 30, 2017 and was negatively impacted by $5 million due to foreign currency translation for nine months ended September 30, 2017. The revenue growth included organic growth of $8 million, or 2.3%, in the third quarter of 2017 and $16 million, or 1.5%, for the nine months ended September 30, 2017, which was driven by growth in commercial and residential end markets, partially offset by declines in the industrial market.
From an application perspective, organic revenue growth in the third quarter of 2017 was led by growth in commercial building services, driven by strength in North America and Europe as well as project deliveries in China. Residential building service revenue also grew organically, primarily driven by continued strength in Asia Pacific from demand for second water supply sourcing. This organic growth was partially offset by a decline in industrial applications, primarily driven by unfavorable weather conditions impacting the agriculture business in the United States.
For the nine months ended September 30, 2017, growth in residential building services was primarily driven by strength in the United States, where we benefited from timing of promotions and modest share gains, and continue strength in Asia Pacific. Commercial building services also grew, primarily in North America, Asia Pacific and Europe, driven by new product traction and sales channel investments. This growth was partially offset by a decline in industrial applications, primarily driven by weaker than expected industrial market conditions in the United States, partially offset by strength in western Europe.
Measurement & Control Solutions
Measurement & Control Solutions revenue increased $245 million, or 322.5%, for the third quarter of 2017 (313.2% at constant currency) and increased $729 million, or 314.2%, for the nine months ended September 30, 2017 (311.2% at a constant currency) compared to the respective 2016 periods. The revenue increase for the three and nine months ended September 30, 2017 was almost entirely made up of the revenue contributed by the fourth quarter 2016 acquisitions, primarily Sensus, of $234 million and $715 million, respectively. Over 65% of the Sensus revenue was generated in the United States with additional revenue coming primarily from western Europe and China. The majority of Sensus revenue came from water applications with gas and electric applications making up most of the remaining sales in both periods. Organic revenue growth in the Measurement & Control Solutions segment was $4 million, or 5.3%, and $7 million, or 3.0%, for the three and nine months ended September 30, 2017, respectively. The organic growth in both periods was driven by strength in the test applications primarily from the environmental monitoring business in the United States.
Orders / Backlog
Orders received during the third quarter of 2017 were $1,249 million, an increase of $303 million, or 32.0%, over the third quarter of the prior year (29.7% increase at constant currency). Orders received during the nine months ended September 30, 2017 were $3,598 million, an increase of $841 million, or 30.5%, from the prior year (30.6% increase at constant currency). The order growth at constant currency was primarily driven by additional orders from the fourth quarter 2016 acquisitions of $225 million and $688 million, as well as organic order growth of 6.1% and 5.7%, for the three and nine months ended September 30, 2017, respectively.
Water Infrastructure segment orders increased $37 million, or 7.1%, to $558 million (4.8% increase at constant currency) for the quarter as compared to the same prior year period. The order increase on a constant currency basis consisted entirely of an increase in organic orders. Organic order growth spanned all of the applications. The transport applications had growth driven by increased strength in dewatering from distributor order strength and increased weather related activity in North America. This growth was partially offset by organic declines against a strong prior year for transport applications in emerging markets as there was a large project booking in our wastewater transport business the prior year. Treatment applications had strong order intake, primarily from a large project wins in the United States, as well as order strength in Europe.
For the nine months ended September 30, 2017 orders increased $81 million, or 5.5%, to $1,546 million (5.8% increase at constant currency) as compared to the same prior year period. The order increase on a constant currency basis consisted entirely of an increase in organic orders. Organic order growth spanned all applications. The transport applications had year-to-date organic order growth driven by growth in the United States for transport projects and dewatering distributor orders, as well as strong project orders in China and India and dewatering rental strength in Latin America from increased mining activity. Treatment applications had strong order intake in North America and the emerging markets, as well as western Europe.
Applied Water segment orders increased $32 million, or 9.4%, to $374 million (8.2% increase at constant currency) for the third quarter as compared to the same prior year period. The order increase for the third quarter on a constant currency basis included organic order growth of 8.8% driven by strong commercial performance in the United States and strength in the emerging markets. For the nine months ended September 30, 2017 orders increased $46 million, or 4.4%, to $1,103 million (4.9% increase at constant currency) as compared to the same prior year period. The order increase on a constant currency basis included organic order growth of 5.4% driven by strength in the emerging markets, strong residential and commercial performance in the United States as well as industrial strength in the Americas.
Measurement & Control Solutions segment orders increased $234 million, or 281.9%, to $317 million (274.7% increase at constant currency) for the third quarter of 2017 as compared to the same prior year period. The order increase included orders from recent acquisitions, mostly Sensus, of $225 million and organic order growth of $3 million, or 3.6% from test application strength in China and the United States. For the nine months ended ended September 30, 2017 orders increased $714 million, or 303.8%, to $949 million (301.3% increase at constant currency) as compared to the same prior year period and included orders from recent acquisitions, primarily Sensus, of $693 million and organic order growth of $15 million, or 6.4% from test application strength in the United States and China.
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays can occur from time to time. Total backlog was $1,556 million at September 30, 2017, an increase of $781 million or 100.8% as compared to September 30, 2016, which did not include the Sensus acquisition, and an increase of $264 million or 20.4%, as compared to December 31, 2016 backlog of $1,292 million. The December 31, 2016 backlog balance has been revised to include contractual agreements that Sensus has with customers that do not have minimum commitments but which we believe will be executed upon over the terms of the contracts. We anticipate that approximately 40% of the backlog at September 30, 2017 will be recognized as revenue in the remainder of 2017.
Gross Margin
Gross margin as a percentage of revenue decreased 40 basis points to 39.4% and 30 basis points to 39.1%, respectively, for the three and nine months ended September 30, 2017, compared to 39.8% and 39.4%, respectively, for comparative 2016 periods. The gross margin declines were driven by cost inflation, unfavorable mix and Sensus gross margins, which include unfavorable purchase accounting impacts. The negative impacts to gross margin were largely offset by cost reductions from global procurement and continuous improvement initiatives.

Operating Expenses
The following table presents operating expenses for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2017	2016	Change		2017	2016	Change
Selling, general and administrative expenses ("SG&A")	$270	$219	23.3%		$812	$665	22.1%
SG&A as a % of revenue	22.6%	24.4%	(180)	bp	23.7%	24.9%	(120)	bp
Research and development expenses ("R&D")	45	23	95.7%		131	75	74.7%
R&D as a % of revenue	3.8%	2.6%	120	bp	3.8%	2.8%	100	bp
Restructuring and asset impairment charges, net	4	6	(33.3)%		22	18	22.2%
Operating expenses	$319	$248	28.6%		$965	$758	27.3%
Expense to revenue ratio	26.7%	27.6%	(90)	bp	28.1%	28.3%	(20)	bp
Selling, General and Administrative Expenses
SG&A increased by $51 million to $270 million or 22.6% of revenue in the third quarter of 2017, as compared to $219 million or 24.4% of revenue in the comparable 2016 period; and increased by $147 million to $812 million or 23.7% of revenue in the nine months ended September 30, 2017, as compared to $665 million or 24.9% of revenue for the nine months ended in 2016. The increases in SG&A expenses include approximately $49 million and $145 million of additional SG&A spending for the Sensus business, respectively. Additionally we have incurred Sensus acquisition related costs of $5 million and $19 million for the three and nine months ended September 30, 2017, respectively versus $10 million in both comparative prior year periods. Excluding these impacts, SG&A expenses increased by $7 million over the three months as inflation increases, spending on strategic investments and negative currency impacts were only partially offset by savings from restructuring actions and global procurement and continuous improvement initiatives. For the nine month period, excluding the the Sensus acquisition impacts, SG&A expenses decreased by $7 million as savings from global procurement and continuous improvement initiatives and restructuring actions more than offset inflation increases and spending on strategic investments.
Research and Development Expenses
R&D spending was $45 million or 3.8% of revenue in the third quarter of 2017 as compared to $23 million or 2.6% of revenue in the comparable period of 2016; and was $131 million or 3.8% of revenue in the nine months ended September 30, 2017 as compared to $75 million or 2.8% of revenue in the comparable period of 2016. The increase in R&D spending for the three and nine months ended September 30, 2017 was primarily due to higher rates of investment in new products and technology, primarily within our most recently acquired Sensus business, and to drive revenue growth synergies between Xylem and the Sensus business.
Restructuring Charges and Asset Impairment
Restructuring
During the three and nine months ended September 30, 2017, we recognized restructuring charges of $4 million and $17 million, respectively. We incurred these charges related to actions taken in 2017 primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Applied Water and Water Infrastructure segments, as well as headcount reductions within our Measurement & Control Solutions segment. Included in the charges recorded during the three and nine months ended September 30, 2017 were $1 million and $8 million, respectively, related to actions commenced in prior years.
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
The following table presents expected restructuring spend:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2017:
Total expected costs	$12	$4	$2	$—	18
Costs incurred during Q1 2017	—	1	1	—	2
Costs incurred during Q2 2017	3	1	—	—	4
Costs incurred during Q3 2017	1	1	1	—	3
Total expected costs remaining	$8	$1	$—	$—	$9

Actions Commenced in 2016:
Total expected costs	$13	$14	$10	$2	$39
Costs incurred during 2016	11	10	6	2	29
Costs incurred during Q1 2017	2	2	1	—	5
Costs incurred during Q2 2017	—	1	1	—	2
Costs incurred during Q3 2017	—	1	—	—	1
Total expected costs remaining	$—	$—	$2	$—	$2
The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2017 consist primarily of severance charges and are expected to continue through the end of 2018. The Water Infrastructure, Applied Water, Measurement & Control Solutions and Corporate actions commenced in 2016 consist primarily of severance charges and are expected to continue through the end of 2018.
We currently expect to incur approximately $20 million in restructuring costs for the full year. As a result of all of the actions taken and expected to be taken in 2017, we anticipate approximately $5 million of total net savings to be realized during 2017.
Asset Impairment
During the first quarter of 2017 we determined that certain assets within our Applied Water segment, including a tradename were impaired. Accordingly we recognized an impairment charge of $5 million. Refer to Note 9, "Goodwill and Other Intangible Assets," for additional information.
Operating Income
We generated operating income of $152 million (margin of 12.7%) during the third quarter of 2017, a $43 million increase compared to $109 million (margin of 12.2%) in 2016. The increase in operating income was largely driven by the inclusion of Sensus operating income in the current year. Additionally, the increase in operating income and operating margin was primarily due to cost reductions from our global procurement and productivity initiatives, favorable volume impacts, restructuring savings and a decrease in Sensus acquisition related costs and restructuring and realignment charges. These favorable impacts on operating income and operating margin were largely offset by cost inflation increases, spending on strategic investments and Sensus purchase accounting impacts.
Adjusted operating income was $169 million (adjusted margin of 14.1%) during the third quarter of 2017 as compared to $131 million (adjusted margin of 14.6%) in 2016. The increase in operating income of $38 million was largely driven by the inclusion of Sensus operating income in the current year. The decrease in adjusted operating margin was mostly due to cost inflation increases, spending on strategic initiatives and Sensus purchase accounting impacts, which were partially offset by cost reductions from global procurement and productivity initiatives, favorable volume impacts and restructuring savings. The non-cash Sensus purchase accounting impact on adjusted operating margin for the quarter was 70 basis points.
We generated operating income of $377 million (margin of 11.0%) during the nine months ended September 30, 2017, an $80 million increase compared to the $297 million (margin of 11.1%) in 2016. The increase in operating income was largely driven by the inclusion of Sensus operating income in the current year. Sensus acquisition related costs and special charges increased $9 million and $3 million, respectively, while restructuring and realignment costs remained flat as compared to the nine months ended September 30, 2016. Excluding these costs, adjusted operating income was $436 million (adjusted margin of 12.7%) for the nine months ended September 30, 2017 as compared to $344 million (adjusted margin of 12.9%) in 2016. Adjusted operating margin was negatively impacted by several factors with cost inflation, Sensus operating margins which include unfavorable purchase accounting impacts and unfavorable product mix being among the largest. These negative impacts on adjusted operating margin were largely offset by cost savings from our global procurement and productivity initiatives, as well as restructuring savings and favorable volume impacts. The non-cash Sensus purchase accounting impact on adjusted operating margin for the year-to-date period was 70 basis points.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2017	2016	Change		2017	2016	Change
Water Infrastructure
Operating income	$91	$75	21.3%		$205	$192	6.8%
Operating margin	17.5%	15.7%	180	bp	14.4%	13.7%	70	bp
Restructuring and realignment costs	3	5	(40.0)%		12	14	(14.3)%
Special charges	—	—	NM		—	2	NM
Adjusted operating income	$94	$80	17.5%		$217	$208	4.3%
Adjusted operating margin	18.1%	16.7%	140	bp	15.3%	14.8%	50	bp
Applied Water
Operating income	$51	$50	2.0%		$136	$140	(2.9)%
Operating margin	14.4%	14.6%	(20)	bp	13.0%	13.4%	(40)	bp
Restructuring and realignment costs	5	3	66.7%		14	9	55.6%
Special charges	—	—	NM		5	—	NM
Adjusted operating income	$56	$53	5.7%		$155	$149	4.0%
Adjusted operating margin	15.8%	15.5%	30	bp	14.8%	14.3%	50	bp
Measurement & Control Solutions
Operating income	$26	$4	550.0%		$80	$11	627.3%
Operating margin	8.1%	5.3%	280	bp	8.3%	4.7%	360	bp
Sensus acquisition related costs	4	—	NM		13	—	NM
Restructuring and realignment costs	1	4	(75.0)		6	7	(14.3)%
Special charges	—	—	NM		—	3	NM
Adjusted operating income	$31	$8	287.5%		$99	$21	371.4%
Adjusted operating margin	9.7%	10.5%	(80)	bp	10.3%	9.1%	120	bp
Corporate and other
Operating loss	$(16)	$(20)	(20.0)%		$(44)	$(46)	(4.3)%
Restructuring and realignment costs	—	—	NM		—	2	NM
Sensus acquisition related costs	1	10	(90.0)		6	10	(40.0)
Special charges	3	—	NM		3	—	NM
Adjusted operating loss	$(12)	$(10)	20.0%		$(35)	$(34)	2.9%
Total Xylem
Operating income	$152	$109	39.4%		$377	$297	26.9%
Operating margin	12.7%	12.2%	50	bp	11.0%	11.1%	(10)	bp
Restructuring and realignment costs	9	12	(25.0)%		32	32	—%
Sensus acquisition related costs	5	10	(50.0)		19	10	90.0
Special charges	3	—	NM		8	5	60.0%
Adjusted operating income	$169	$131	29.0%		$436	$344	26.7%
Adjusted operating margin	14.1%	14.6%	(50)	bp	12.7%	12.9%	(20)	bp
NM - Not meaningful percentage change

Water Infrastructure
Operating income for our Water Infrastructure segment increased $16 million, or 21.3%, for the third quarter of 2017 compared to the prior year, with operating margin also increasing from 15.7% to 17.5%. Operating margin was positively impacted by decreased restructuring and realignment costs of $2 million in 2017. Excluding these restructuring and realignment costs, adjusted operating income increased $14 million, or 17.5%, with adjusted operating margin increasing from 16.7% to 18.1%. The increase in adjusted operating margin for the quarter was primarily due to cost reductions from global procurement and continuous improvement initiatives, favorable volume, as well as restructuring savings, which were partially offset by cost inflation increases, spending on strategic investments and negative transactional currency impacts.
For the nine months ended September 30, 2017, operating income increased $13 million, or 6.8%, as compared to the prior year, with operating margin also increasing from 13.7% to 14.4%. Operating margin was positively impacted by special charges of $2 million in 2016 that did not recur and decreased restructuring and realignment costs of $2 million in 2017 compared with the prior year. Excluding these items, adjusted operating income increased $9 million, or 4.3%, with adjusted operating margin increasing from 14.8% to 15.3%.The increase in adjusted operating margin was primarily due to cost reductions from global procurement and continuous improvement initiatives as well as restructuring savings and favorable volume. These drivers were partially offset by increases in cost inflation and spending on strategic investments, as well as negative transactional currency impacts.
Applied Water
Operating income for our Applied Water segment increased $1 million, or 2.0%, for the third quarter of 2017 compared to the prior year, with operating margin decreasing from 14.6% to 14.4%. Operating margin was negatively impacted by increased restructuring and realignment costs of $2 million. Excluding restructuring and realignment costs, adjusted operating income increased $3 million, or 5.7%, with adjusted operating margin increasing from 15.5% to 15.8%. The increase in adjusted operating margin was primarily due to cost reductions from our global procurement and continuous improvement initiatives and restructuring savings, which were partially offset by increases in cost inflation and spending on strategic initiatives, as well as unfavorable impacts from mix, price and transactional currency.
For the nine months ended September 30, 2017, operating income decreased $4 million, or 2.9%, as compared to the prior year, with operating margin also decreasing from 13.4% to 13.0%. Operating margin was negatively impacted by higher special charges for a non-cash impairment of $5 million and increased restructuring and realignment costs of $5 million. Excluding these items, adjusted operating income increased $6 million, or 4.0%, with adjusted operating margin increasing from 14.3% to 14.8%. The increase in adjusted operating margin was primarily due to cost reductions from global procurement and continuous improvement initiatives, which were partially offset by increases in cost inflation and unfavorable mix and currency impacts.
Measurement & Control Solutions
Operating income for our Measurement & Control Solutions segment increased $22 million, or 550.0%, for the third quarter of 2017 compared to the prior year, primarily due to the inclusion of Sensus operating income of in the current year results, with operating margin also increasing from 5.3% to 8.1%. Operating margin was negatively impacted by $4 million of Sensus acquisition related costs incurred during the quarter which were partially offset by $3 million related to special charges in 2016 that did not recur. Excluding these items, adjusted operating income increased $23 million, or 287.5%, with most of the increase coming from the inclusion of the operating income for Sensus in the current year. Adjusting operating margin decreased from 10.5% to 9.7%. The decrease in adjusted operating margins was largely due to the inclusion of Sensus margins, which are negatively impacted by purchase accounting, and unfavorable mix, which is partially offset by cost reductions from global procurement and continuous improvement initiatives and restructuring savings. Non-cash Sensus purchase accounting negatively impacted the segment's operating margin in the quarter by 230 basis points.
For the nine months ended September 30, 2017, operating income increased $69 million, or 627.3%, as compared to the prior year, primarily due to the inclusion of Sensus operating income of in the current year results, with operating margin also increasing from 4.7% to 8.3%. Operating margin was negatively impacted by $13 million of Sensus acquisition related costs which were partially offset by $3 million related to special charges in 2016 that did not recur, as well as a $1 million decrease in restructuring and realignment costs. Excluding these items, adjusted operating income increased $78 million, or 371.4%, with most of the increase coming from the inclusion of the operating income for Sensus in the current year. Adjusted operating margin increased from 9.1%

to 10.3%. The increase in adjusted operating income and margin was primarily due to cost reductions from global procurement and continuous improvement initiatives, restructuring savings as well as volume and other favorable impacts, which were partially offset by unfavorable mix and the inclusion of Sensus margins, which were negatively impacted by purchase accounting. Non-cash Sensus purchase accounting negatively impacted the segment's year-to-date operating margin in the quarter by 230 basis points.
Corporate and other
Operating expense for corporate and other decreased $4 million for the third quarter of 2017 as compared to the prior year, primarily due to a $9 million decrease in Sensus acquisition related costs. This was partially offset by $3 million of special charges incurred during the current quarter. Excluding these costs, adjusted operating expense increased $2 million for the quarter, mostly driven by increased employee related costs. For the nine months ended September 30, 2017 operating expense decreased $2 million as compared with the prior year. This decrease in operating expense was primarily due to a decrease of Sensus acquisition related costs and a reduction in restructuring and realignment costs, which were partially offset by an increase in special charges as compared to the prior year. Excluding these costs, adjusted operating expense for corporate and other was essentially flat for the nine months ended September 30, 2017 as compared to 2016.
Interest Expense
Interest expense was $21 million and $62 million for the three and nine months ended September 30, 2017, and $16 million and $50 million for the three and nine months ended September 30, 2016. The increased interest expense for the three and nine month periods includes additional interest expense in 2017 related to debt entered into in the third quarter of 2016 to fund our acquisition of Sensus. The increase in interest expense was partially offset by the reduction in special interest charges of $8 million and $4 million that were incurred in the second quarter of 2016 in connection with the early extinguishment of our Senior Notes due in 2016 and financing charges on the bridge loan related to the Sensus acquisition in the third quarter of 2016, respectively, neither of which recurred in 2017. See Note 12, "Credit Facilities and Debt" of our consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for the three months ended September 30, 2017 was $27 million resulting in an effective tax rate of 21.1%, compared to $22 million resulting in an effective tax rate of 22.9% for the same period in 2016. The income tax provision for the nine months ended September 30, 2017 was $62 million resulting in an effective tax rate of 19.4%, compared to $40 million resulting in an effective tax rate of 16.0% for the same period in 2016. The effective tax rate was lower than the United States federal statutory rate primarily due to the mix of earnings in jurisdictions in both periods. Additionally, the effective tax rate for the nine months ended September 30, 2016 was lower than the current period due to the release of an unrecognized tax benefit in 2016 related to the effective settlement of a tax examination offset in part by the nonrecurring repatriation of foreign earnings from 2016.
Other Comprehensive Income
Other comprehensive income was $21 million for the three months ended September 30, 2017 compared to a loss of $3 million for the same period in 2016. This increase in other comprehensive income was driven primarily by favorable foreign currency translation impacts, primarily due to the strengthening of the Great British Pound and the Canadian Dollar against the U.S. Dollar in 2017 as compared to the weakening of these currencies in the prior year. Additionally, the Euro continued to strengthen as compared to the U.S. Dollar year over year for the quarter, which was partially mitigated by the Euro movement on the Company's net investment hedge during the same period. The tax impact on the foreign currency translation related to the net investment hedge also contributed to the year over year increase.
For the nine months ended September 30, 2017 Other comprehensive income was $119 million as compared to a loss of $17 million for the same period in 2016. This increase was driven primarily by favorable foreign currency translation impacts, primarily due to the increased strengthening of the Euro and Brazilian Real against the U.S. Dollar as compared to the prior year. Additionally, the strengthening of the Great British Pound against the U.S. Dollar in the current year as compared to the weakening of this currency in the prior year. Partially offsetting these favorable movements, was the Euro movement on the Company's net investment hedge as compared to the prior year. The tax impact on the foreign currency translation related to the net investment hedge also contributed to the year over year increase.

Liquidity and Capital
The following table summarizes our sources and (uses) of cash:

	Nine Months Ended
	September 30,
(In millions)	2017	2016	Change
Operating activities	$379	$274	$105
Investing activities	(122)	(155)	33
Financing activities	(299)	(150)	(149)
Foreign exchange (a)	17	10	7
Total	$(25)	$(21)	$(4)

(a)	The impact is primarily due to the strengthening of the Euro against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
During the nine months ended September 30, 2017, net cash provided by operating activities increased by $105 million as compared to the same prior year period. The year-over-year increase was primarily driven by increased cash from the operating activities of the Sensus business acquired in the fourth quarter of 2016. This increase was partially offset by increased use of working capital as well as increased payments for restructuring charges and interest as compared to the prior year.
Investing Activities
Cash used in investing activities was $122 million for the nine months ended September 30, 2017 as compared to $155 million in the comparable prior year period. This decrease was mainly driven by the $70 million spent on the acquisition of Tideland Signal Corporation during the nine months ended September 30, 2016 versus the $16 million spent for acquisitions in 2017. Additionally, we received $10 million of proceeds from the sale of a business we divested in the first quarter of 2017, which was offset by increased spending of $29 million over the prior year on capital projects, including spending on capitalized software in the Sensus business.
Financing Activities
Cash used by financing activities was $299 million for the nine months ended September 30, 2017 as compared to cash used of $150 million in the comparable prior year period. The net increase in cash used by financing activities was primarily driven by increases in cash used for repayment of debt, net of debt issuance proceeds in the prior year, increases in share repurchase activity of $22 million to offset dilution, reductions to proceeds from stock option exercises of $14 million, and an increase in dividends paid of $13 million.
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
Non-U.S. Operations
We generated approximately 53% and 54% of our revenue from non-U.S. operations for the three and nine months ended September 30, 2017 and 59% for the three and nine months ended September 30, 2016. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of our review, it is determined that all or a portion of the funds may be needed for our operations in the United States, we may be required to accrue additional U.S. taxes. As of September 30, 2017, our foreign subsidiaries were holding $267 million in cash or marketable securities.
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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended September 30, 2017:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
7/1/17 - 7/31/17	—	—	—	$413
8/1/17 - 8/31/17	—	—	—	$413
9/1/17 - 9/30/17	—	—	—	$413
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during three months ended September 30, 2017. There are up to $413 million in shares that may still be purchased under this plan as of September 30, 2017.

On August 18, 2012, our Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. There were no shares repurchased under this program during the three months ended September 30, 2017, as we had exhausted the authorized amount to repurchase shares under this plan during the second quarter of 2017.

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

XYLEM INC.
(Registrant)

/s/ Paul Stellato
Paul Stellato
Vice President, Controller and Chief Accounting Officer

October 31, 2017

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

3.1	Forth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2	Forth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

11.0	Statement Re-Computation of Per Share Earnings
Information required to be presented in Exhibit 11 is provided under “Earnings Per Share” in Note 6 to the Condensed Consolidated Financial Statements in Part I, Item 1 “Condensed Consolidated Financial Statements” of this Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

101.0
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.