Form 10-K
period 2017-12-31
Xylem Inc.
filed 2018-02-23
CIK 1524472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes  ☐  No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer  ☑        Accelerated Filer  ☐        Non-Accelerated Filer  ☐ (do not check if a smaller reporting company)       Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2017 was approximately $10.0 billion. As of February 16, 2018, there were 179,893,045 outstanding shares of the registrant’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Shareowners, to be held in May 2018, are incorporated by reference into Part II and Part III of this Report.

Xylem Inc.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2017

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

ITEM 1.        BUSINESS
Business Overview
Xylem, with 2017 revenue of $4.7 billion and approximately 16,200 employees, is a leading global water technology company. We design, manufacture and service highly engineered solutions ranging across a wide variety of critical applications primarily in the water sector, but also in electric and gas. Our broad portfolio of solutions addresses customer needs across the water cycle, from the delivery, measurement and use of drinking water to the collection, test and treatment of wastewater to the return of water to the environment.
We have differentiated market positions in core application areas including transport, treatment, test, smart metering, smart infrastructure analytics, condition assessment and leak detection, building services and industrial processing. Setting us apart is a unique set of global assets which include:

•	Fortress brands with leading positions, some of which have been in use for more than 100 years

•	Far-reaching global distribution networks consisting of direct sales forces and independent channel partners that collectively serve a diverse customer base in approximately 150 countries

•	A substantial installed base that provides for steady recurring revenue

•	A strong financial position and cash generation profile that enables us to fund strategic organic and inorganic growth initiatives, and consistently return capital to shareholders

Key pillars of our long-term strategy include (1) accelerate profitable growth; (2) increase profitability by driving continuous improvement initiatives; (3) leadership and talent development; and (4) focus on execution and accountability.
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
On October 31, 2016, Xylem Inc. completed the acquisition of all of the direct and indirect subsidiaries of Sensus Worldwide Limited (other than Sensus Industries) (“Sensus”), pursuant to the terms of the Share Purchase Agreement dated as of August 15, 2016, and the first Amendment to the Share Purchase Agreement dated as of October 31, 2016 (together, the “Purchase Agreement”). The aggregate consideration paid for the acquisition was approximately $$1,766 million ($1,710 million net of cash acquired).
Our Industry
Our planet faces serious water challenges. Less than 1% of the total water available on earth is fresh water, and these supplies are under threat due to factors such as the draining of aquifers, increased pollution and the effects of climate change. Demand for fresh water is rising rapidly due to population growth, industrial expansion, and increased agricultural development, with consumption estimated to double every 20 years. By 2025, more than 30% of the world’s population is expected to live in areas without adequate water supply. Even in developed countries with sufficient clean water supply, existing infrastructure for water supply is aging and inadequately funded. In the United States, deteriorating pipe systems, theft or inaccurate meters result in approximately one out of every six gallons of water being lost between the treatment plant and the end customer. This problem of "non-revenue" water is a major financial challenge of many utilities globally, especially in developing markets where non-revenue water can represent 15% to 60% or more of net water produced. These and other challenges create opportunities for growth in the global water industry. We estimate the total addressable market size to be approximately $550 billion.

We compete in areas that are pivotal to improving water productivity, water quality and resilience. Water productivity refers to the more efficient delivery and use of clean water. Water quality refers to the efficient and effective management of wastewater. Resilience refers to the management of water-related risks and the resilience of water infrastructure. Our customers often face all three of these challenges, ranging from inefficient and aging water distribution networks (which require increases in “water productivity”); energy-intensive or unreliable wastewater management systems (which require increases in “water quality”); or exposure to natural disasters such as floods or droughts (which require increases in “resilience”). Additionally, through the 2016 acquisition of Sensus, we also provide solutions to enhance efficiency, improve safety and conserve resources to customers in the electric, gas, and lighting sectors. Delivering value in these areas creates significant opportunity for the Company. We estimate our total served market size to be approximately $54 billion.
The Global Water Industry Value Chain
The water industry value chain includes Equipment and Services companies, like Xylem, which address the unique challenges and demands of a diverse customer base. This customer base includes utilities that supply water through an infrastructure network, and engineering, procurement and construction or (EPC) firms, which work with utilities to design and build water and wastewater infrastructure networks, as depicted below. Utilities and EPC customers are looking for technology and application expertise from their Equipment and Services providers to address trends such as rising pollution, stricter regulations, and the increased outsourcing of process knowledge. In addition to utilities and EPC customers, Equipment and Service providers also provide distinct technologies to a wide array of entities, including farms, mines, power plants, industrial facilities and residential and commercial customers seeking to address similar trends.

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

▪
Innovation & Technology - We seek to enhance our innovation efforts with increased focus on smart technologies and innovation that can significantly improve customers’ productivity, quality and resilience.

•	Commercial Leadership - We are strengthening our capabilities by simplifying our commercial processes and supporting information technology systems.

•	Mergers and Acquisitions - We continue to evaluate and, where appropriate, will act upon attractive acquisition candidates to accelerate our growth, including into adjacent markets.

•
Drive Continuous Improvement. We seek to embed continuous improvement into our culture and simplify our organization to make the Company more agile, more profitable and create room to reinvest in growth. To accomplish this, we will continue to strengthen our lean six sigma and global procurement capabilities, while also continuing to optimize our cost structure through business simplification, which aims to eliminate structural, process and product complexity.

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

Business Segments, Distribution and Competitive Landscape
We have three reportable business segments that are aligned around the critical market applications they provide: Water Infrastructure, Applied Water, and Measurement & Control Solutions. See Note 20, “Segment and

Geographic Data,” in our consolidated financial statements for financial information about segments and geographic areas.
The table and descriptions below provide an overview of our business segments.

	Market Applications	2017 Revenue (in millions)	% Revenue	Major Products	Primary Brands
Water Infrastructure	Transport	$1,660	83%	• Water and wastewater pumps • Filtration, disinfection and biological treatment equipment	• Flygt • Godwin • Wedeco • Sanitaire • Leopold
	Treatment	344	17%

		$2,004	100%

Applied Water	Industrial Water	$593	42%	• Pumps • Valves • Heat exchangers • Controls • Dispensing equipment systems	• Goulds Water Technology • Bell & Gossett • A-C Fire Pump • Standard Xchange • Lowara • Jabsco • Flojet
	Commercial Building Services	568	40%
	Residential Building Services	260	18%

		$1,421	100%

Measurement & Control Solutions	Water	$573	45%	• Smart meters • Networked communication devices • Data analytics • Test equipment • Controls • Sensor Devices • Software & managed services	• Sensus • Smith Blair • WTW • Visenti • YSI
	Test	325	25%
	Gas	134	11%
	Electric	132	10%
	Software as a Service/Other	118	9%
		$1,282	100%

Water Infrastructure
Our Water Infrastructure segment supports the process that collects water from a source, treats it and distributes it to users, and then treats and returns the wastewater responsibly to the environment through two closely linked applications: Transport and Treatment. The Transport application also includes sales and rental of specialty dewatering pumps and related equipment and services, which provide the safe removal or draining of groundwater and surface water from a riverbed, construction or other industrial sites and bypass pumping for the repair of aging public utility infrastructure, as well as emergency water removal during severe weather events.
The customer base consists of two primary end markets: water utility and industrial. The water utility market includes public, private and public-private entities that support water and wastewater networks. The industrial market includes customers who require similar water and wastewater infrastructure networks to support various industrial operations.
Water Infrastructure provides the majority of its sales through direct channels with remaining sales through indirect channels and service capabilities. Both water utility and industrial facility customers increasingly require our teams’ global but locally proficient expertise to use our equipment in their specific applications. Several trends are increasing demand for this application expertise: (i) the increase in both the type and amount of contaminants found in the water supply, (ii) increasing environmental regulations, (iii) the need to increase system efficiencies to optimize energy costs, (iv) the retirement of a largely aging water industry workforce that has not been systematically replaced at utilities and other end-user customers, and (v) the build-out of water infrastructure in the emerging markets. We estimate our served market size in this sector to be approximately $17 billion.
Given the highly fragmented nature of the water industry, the Water Infrastructure segment competes with a large number of businesses. We differentiate ourselves in the market by focusing on product performance, reliability and innovation, application expertise, brand reputation, energy efficiency, product life-cycle cost, timeliness of delivery, proximity of service centers, effectiveness of our distribution channels and price. In the sale or rental of products and provision of services, we benefit from our large installed base, which requires maintenance, repair and replacement parts due to the critical application and nature of the products and the conditions under which they operate. Timeliness of delivery, quality and the proximity of service centers are important customer considerations when selecting a provider for after-market products and services as well as equipment rentals. In geographic regions where we are locally positioned to provide a quick response, customers have historically relied on us, rather than our competitors, for after-market products relating to our highly engineered and customized solutions. Our key competitors within the Water Infrastructure segment include KSB Inc., Sulzer Ltd., Evoqua Water Technologies, United Rentals and Danaher Corporation.
Applied Water
Applied Water encompasses the uses of water and serves a diverse set of end markets including: residential, commercial, and industrial. Residential consumers represent the end users in the residential market, while owners and managers of properties such as apartment buildings, retail stores, institutional buildings, restaurants, schools, hospitals and hotels are examples of end users in the commercial market. The industrial market includes OEMs, exploration and production firms, and developers and managers of industrial facilities, such as electrical power generators, chemical manufacturers, machine shops, clothing manufacturers, beverage dispensing and food processing firms, and car washes.
In the Applied Water segment, end markets vary widely and, as a result, specialized distribution partners are often preferred. As such, the Applied Water segment provides the majority of its sales through strong indirect channels with the remaining sales going through our global direct sales channels. We have long-standing relationships with many of the leading independent distributors in the markets we serve, and we provide incentives to distributors, such as specialized loyalty and training programs.
We estimate our served market size in this sector to be approximately $19 billion. Population growth, urbanization and regulatory requirements are macro growth drivers of these markets, driving the need for housing, food, community services and retail goods within growing city centers.

Competition in the Applied Water segment focuses on brand equity, application expertise, product delivery and performance, quality, and price. We compete by offering a wide variety of innovative and high-quality products, coupled with world-class application expertise. We believe our distribution through well-established channels and our reputation for quality significantly enhance our market position. Our ability to deliver innovative product offerings has enabled us to compete effectively, to cultivate and maintain customer relationships and to serve and expand into many niche and new markets. Our key competitors within the Applied Water segment include Grundfos, Wilo SE, Pentair Ltd. and Franklin Electric Co., Inc.
Measurement & Control Solutions
Measurement & Control Solutions develops advanced technology solutions that enable intelligent use and conservation of critical water and energy resources. The segment delivers communications, smart metering, measurement and control technologies and services that allow customers to more effectively use their distribution networks for the delivery of critical resources such as water, electricity and natural gas. We also provide analytical instrumentation used to measure water quality, flow and level in wastewater, surface water and coastal environments. Additionally, we sell software and services including cloud-based analytics, remote monitoring and data management, leak detection and pressure monitoring solutions, as well as smart lighting products and solutions that improve efficiency and public safety efforts across communities.
At the heart of our leading technologies is automation and information. Communications networks automate and optimize meter reading, monitor flow rates and detect and enable rapid response to unsafe conditions. In short, they provide insight into operations and enable our customers to manage the entire scope of their operations remotely through their networks. At the center of our offering is the FlexNet communication network, which provides a common communications platform and infrastructure for essential services. This two-way communication technology remotely connects a wide variety of smart points in a given network with protocols, frequently on FCC licensed spectrum that enable reliable, resilient and secure transmissions. These technologies allow our customers to remotely and continuously monitor infrastructure, prioritize and manage maintenance and use data to optimize all aspects of their networks.
The majority of our sales in the U.S. is conducted through strong, long-standing relationships with leading distributors and dedicated channel partners for water, gas and electric markets. Internationally, direct sales are often made in markets without established distribution channels; however, some distribution channels are used in more developed markets. A more direct sales approach, with key account management, is employed for large utilities and government programs.
We estimate our served market size in this sector to be approximately $18 billion. Macro growth drivers include increasing regulation and worldwide movement towards smart grid implementation. Water scarcity and conservation, as well as the need to prevent revenue loss (via inaccurate meter readings, leaks or theft) are among the drivers of smart meter and leak detection technologies.
Our Sensus-branded meters are well positioned in the smart metering sector, the fastest growing sector of the global meter industry. We set ourselves apart in the industry by focusing on our communication network, new product development and service offerings that are driving tangible savings of non-revenue water through improved meter accuracy, reduced theft and identification of leaks. Our key competitors within the Measurement & Control Solutions segment include Itron, Badger Meter, Landis+Gyr, Neptune (Roper) and Elster (Honeywell).
Geographic Profile
The table below illustrates the annual revenue and percentage of revenue by geographic area for each of the three years ended December 31.

	Revenue
(in millions)	2017		2016		2015
	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total
United States	$2,161	46%	$1,574	42%	$1,490	41%
Europe	1,335	28%	1,195	31%	1,179	32%
Asia Pacific	611	13%	518	14%	482	13%
Other	600	13%	484	13%	502	14%
Total	$4,707		$3,771		$3,653
In addition to the traditional markets of the United States and western Europe, opportunities in emerging markets within Asia Pacific, eastern Europe, Latin America and other countries are growing. Revenue derived from emerging markets comprised approximately 21% of our revenue in each of the last three years.
The table below illustrates the property, plant & equipment and percentage of property, plant & equipment by geographic area for each of the three years ended December 31.

	Property, Plant & Equipment
(in millions)	2017		2016		2015
	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total
United States	$258	40%	$255	41%	$168	38%
Europe	259	40%	237	39%	189	43%
Asia Pacific	85	13%	87	14%	56	13%
Other	41	7%	37	6%	26	6%
Total	$643		$616		$439
Supply and Seasonality
We have a global manufacturing footprint, with production facilities in Europe, North America, Latin America, and Asia. Our inventory management and distribution practices seek to minimize inventory holding periods by striving to take delivery of the inventory and manufacturing as close as possible to the sale or distribution of products to our customers. All of our businesses require various parts and raw materials, of which the availability and prices may fluctuate. Parts and raw materials commonly used in our products include motors, fabricated parts, castings, bearings, seals, nickel, copper, batteries, aluminum, plastics, PCBs and electronic components. While we may recover some cost increases through operational improvements, we are still exposed to some pricing risk, including increased pricing risk due to proposed duty and tariff assessments by the United States on foreign imports. We attempt to control costs through fixed-priced contracts with suppliers and various other programs, such as our global procurement initiative.
Our business relies on third-party suppliers, contract manufacturing and commodity markets to secure raw materials, parts and components used in our products. We typically acquire materials and components through a combination of blanket and scheduled purchase orders to support our materials requirements. For many of our products we have existing alternate sources of supply, or such sources are readily available.

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
Customers
Our business is not dependent on any single customer or a few customers the loss of which would have a material adverse effect on our Company. No individual customer accounted for more than 10% of our consolidated 2017, 2016 or 2015 revenue.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays can occur from time to time. Total backlog was $1,513 million at December 31, 2017 and $1,292 million at December 31, 2016. The December 31, 2016 backlog balance has been revised to include contractual agreements that Sensus has with customers that do not have minimum commitments but which we believe will be executed upon over the terms of the contracts. We anticipate that over 60% of the backlog at December 31, 2017 will be recognized as revenue during 2018.
Research and Development
Research and development (“R&D”) is a key foundation of our growth strategy and we focus on the design and development of products and application know-how that anticipate customer needs and emerging trends. Our engineers are involved in new product development as well as improvement of existing products to increase customer value. Our businesses invest substantial resources into R&D. We anticipate we will continue to develop and invest in our R&D capabilities to promote a steady flow of innovative, high-quality and reliable products and applications to further strengthen our position in the markets we serve. We continue to increase our R&D investments as a percentage of revenue year over year, with 3.8% in 2017 when compared to 2.9% in 2016 and 2.6% in 2015.
We have R&D and product development capabilities around the world. R&D activities are initially conducted in our technology centers, located in conjunction with some of our major manufacturing facilities to ensure an efficient and robust development process. We have several global technical centers and local development teams around the world where we are supporting global needs and accelerating the customization of our products and solutions to local needs. In some cases, our R&D activities are conducted at our piloting and testing facilities and at strategic customer sites. These piloting and testing facilities enable us to serve our strategic markets globally.
Capitalized Software
We capitalize software developed for sale to external customers, which is included within "Other intangible assets, net" on our Consolidated Balance Sheets. As of December 31, 2017 and 2016 we had net capitalized software for sale to external customers of $89 million and $54 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees based upon the facts and circumstances as currently known to us. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We do not anticipate these liabilities will have a material adverse effect on our consolidated financial position or results of operations. At December 31, 2017, we had estimated and accrued $4 million related to environmental matters.
Commitment to Sustainability
At Xylem, sustainability is at the very center of who we are and what we do.  As a leading global water technology company, we deal with one of the world’s most urgent sustainability issues on a daily basis; responsible stewardship of our shared water resources.  We believe that technology is a key link in how the world can solve water. We have a long history of innovation, but today, we’re focusing more than ever on the powerful capabilities of smart technology, integrated management and big data. These solutions will allow us to transport, treat, test and use water smarter, and more sustainably, than in the past. Our link to this enormous challenge informs how we think about sustainability and drives us to become a more sustainable company.
Employees
As of December 31, 2017, Xylem had approximately 16,200 employees worldwide.  We have approximately 5,400 employees in the United States, of whom approximately 16% are represented by labor unions. In certain foreign countries, our employees are represented by work councils.  We believe that our facilities are in favorable labor markets with ready access to adequate numbers of workers and believe our relations with our employees are good.
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
We may not be successful in maintaining our competitive position. Our competitors or third parties from outside of our industry may develop disruptive technologies or products that are superior to our products, or may develop more efficient or effective methods of providing products and services or may adapt more quickly than we do to new technologies or evolving customer requirements. The failure of our technologies or products to maintain and gain market acceptance due to more attractive offerings could significantly reduce our revenues and adversely affect our competitive standing and prospects. Pricing pressures also could cause us to adjust the prices of certain products to stay competitive, which could adversely affect our financial performance. Failure to continue competing successfully or to win large contracts could adversely affect our business, financial condition or results of operations.
Our results of operations and financial condition may be adversely affected by global economic and financial market conditions.
We compete around the world in various geographic and product markets. In 2017, 46%, 26% and 21% of our total revenue was from customers located in the United States, western Europe and emerging markets, respectively. We expect revenue from these markets to be significant for the foreseeable future. Important factors impacting our businesses include the overall strength of these economies and our customers’ confidence in both local and global macro-economic conditions; industrial and federal, state, local and municipal governmental fiscal and trade policies; the strength of the residential and commercial real estate markets; interest rates; availability of commercial financing for our customers and end-users; the availability of funding for our public sector customers; and unemployment rates. A slowdown or prolonged downturn in our markets could have a material adverse effect on our business, financial condition and results of operations.
Economic and other risks associated with international sales and operations could adversely affect our business.
In 2017, 54% of our total revenue was from customers outside the United States, with 21% of total revenue generated in emerging markets. We expect our sales from international operations and export sales to continue to be a significant portion of our revenue. We have placed a particular emphasis on increasing our growth and presence in emerging markets. Both our sales from international operations and export sales are subject, in varying degrees, to risks inherent to doing business outside the United States. These risks include the following:

•	changes in trade protection measures, including tariff and trade barriers and import and export licensing requirements;

•	potential negative consequences from changes to taxation policies;

•	unanticipated changes in other laws and regulations or in how such provisions are interpreted or administered;

•	potential disruptions in our global supply chain;

•	possibility of unfavorable circumstances arising from host country laws or regulations, including those related to infrastructure and data transmission and privacy;

•	currency exchange rate fluctuations and restrictions on currency repatriation;

•	disruption of operations from labor and political disturbances;

•	regional safety and security considerations;

•	increased costs and risks of developing, staffing and simultaneously managing a number of global operations as a result of distance as well as language and cultural differences; and

•	insurrection, armed conflict, terrorism or war.
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

We may not achieve some or all of the expected benefits of our restructuring and transformation plans and our restructuring may adversely affect our business.

In recent fiscal years, we have initiated restructuring, realignment and transformation plans in an effort to optimize our cost structure and improve our operational efficiency and effectiveness. In 2017, we undertook steps to advance a multi-year effort to transform many of our support functions and related technologies, including Finance, Human Resources and Procurement. We may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring and transformation plans. Additionally, as a result of these plans , we may experience a loss of continuity, loss of accumulated knowledge or inefficiency during transitional periods. Transformation, realignment and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business.

The successful implementation and execution of our restructuring, realignment and transformation actions are critical to achieving our expected cost savings as well as effectively competing in the marketplace and positioning us for future growth. Factors that may impede a successful implementation include the retention of key employees, the impact of regulatory matters or matters involving certain third parties selected to assist us, and adverse economic market conditions. If our restructuring actions are not executed successfully, it could have a material adverse effect on our competitive position, business, financial condition and results of operations.

A material disruption to any of our facilities or operations may adversely affect our business.

If our facilities or operations were to be disrupted as a result of a significant equipment failure, natural disaster, power outage, fire, explosion, terrorism, cyber-based attack, labor disputes, work stoppages or slowdowns, adverse weather conditions or other reason, our financial performance could be adversely affected as a result of our inability to meet customer demand. Interruptions could increase our costs and reduce our sales. Any interruption in capability could require us to make substantial capital expenditures to remedy the situation, which could negatively affect our profitability and financial condition. Any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our business, financial condition and results of operations.

Our business could be adversely affected by cyber threats or interruptions in information technology, communications networks and operations.

Our business operations rely on information technology and communications networks, and operations that are vulnerable to damage or disturbance from a variety of sources. Regardless of protection measures, essentially all systems are susceptible to disruption due to failure, vandalism, denial-of-service, insider risk, computer viruses, security breaches, natural disasters, power outages and other events. In addition, we have designed products and services that connect to and are part of the “Internet of Things.” While we attempt to provide adequate security measures to safeguard our products from cyber threats, the potential for an attack remains. A successful attack may result in inappropriate access to our or our customers' information or an inability for our products to function properly.
We, and some of our third party vendors, have experienced cybersecurity attacks in the past and may experience them in the future, likely with more frequency and involving a broader range of devices. To date, none have resulted in any material adverse impact to our business or operations. We have adopted measures designed to mitigate potential risks associated with information technology disruptions and cybersecurity threats, however, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, regulatory enforcement actions, and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.  We also have or operate through a concentration of operations on certain sites, such as production and shared services centers, where business interruptions could cause material damage and costs. Transport of goods from suppliers, and to customers, could also be hampered for the reasons stated above.
Additionally, to conduct our operations, we regularly move data across national borders, and consequently are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (“GDPR”), which greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, becomes effective in May 2018. And other countries have enacted or are enacting data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time.
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
We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including laws related to anti-corruption, trade regulations, including export and import compliance, anti-trust and money laundering, due to our global operations. The U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures will always protect us from improper conduct of our employees or business partners. In the event that we believe or have reason to believe that our employees or business partners have or may have violated applicable laws, including anti-corruption laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, and curtailment of operations in certain jurisdictions, and might materially and adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
Our business could be adversely affected by significant movements in foreign currency exchange rates.
We conduct approximately 54% of our business in various locations outside the United States. We are exposed to fluctuations in foreign currency transaction exchange rates, particularly with respect to the Euro, Swedish Krona, Polish Zloty, Canadian Dollar, British Pound and Australian Dollar. Any significant change in the value of currencies of the countries in which we do business relative to the value of the U.S. Dollar or Euro could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. The translation risk is primarily concentrated in the exchange rate between the U.S. Dollar and the Euro, British Pound, Chinese Yuan, Canadian Dollar, Swedish Krona and Australian Dollar. As the U.S. Dollar fluctuates against other currencies in which we transact business, revenue and income can be impacted. For instance, our 2017 revenue increased by 0.9% due to favorable foreign currency impacts. Strengthening of the U.S. Dollar relative to the Euro and the currencies of the other countries in which we do business, could materially and adversely affect our sales growth in future periods. Refer to Item 7A "Quantitative and Qualitative Disclosures about Market Risk" for additional information on foreign exchange risk.
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
Manufacturing or design defects in (including in products or components that we source from third parties), unanticipated use of, or inadequate disclosure of risks relating to the use of our products could create product safety, regulatory or environmental risks, including personal injury, death or property damage. These events could lead to recalls or safety alerts relating to our products, result in the removal of a product from the market and result in product liability claims being brought against us. Although we have liability insurance, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or will be adequate to cover any product liability claims. Manufacturing, design, software or service defects or inadequacies may also result in contractual damages or credits being issued, which could impact our revenue. Recalls, removals and product liability and quality claims can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and have a material adverse effect on our business, financial condition and results of operations.
Weather conditions and climate changes may adversely affect, or cause volatility in, our financial results.
Weather conditions, including heavy flooding, droughts and fluctuations in temperatures or weather patterns, including as a result of climate change, can positively or negatively impact portions of our business. Within the dewatering space, pumps provided through our Godwin and Flygt brands are used to remove excess or unwanted water. Heavy flooding due to weather conditions drives increased demand for these applications. On the other hand, drought conditions drive higher demand for pumps used in agricultural and turf irrigation applications, such as those provided by our Goulds Water Technology and Lowara brands. Fluctuations to warmer and cooler temperatures result in varying levels of demand for products used in residential and commercial applications where homes and buildings are heated and cooled with HVAC units such as those provided by our B&G brand. Given the unpredictable nature of weather conditions and climate change, this may result in volatility for certain portions of our business, as well as the operations of certain of our customers and suppliers.
Our financial results can be difficult to predict.
Our business is impacted by a substantial amount of short cycle, and book-and-bill business, which we have limited insight into, particularly for the business that we transact through our distributors. We are also impacted by large projects, whose timing can change based upon customer requirements due to a number of factors affecting the project, such as funding, readiness of the project and regulatory approvals. Accordingly, our financial results for any given period can be difficult to predict.
Changes in our effective tax rates may adversely affect our financial results.
We sell our products in approximately 150 countries and 54% of our revenue was generated outside the United States in 2017. Given the global nature of our business, a number of factors may increase our future effective tax rates, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	sustainability of historical income tax rates in the jurisdictions in which we conduct business;

•	the resolution of issues arising from tax audits with various tax authorities; and

•	changes in the valuation of our deferred tax assets and liabilities, and changes in deferred tax valuation allowances.
For example, compliance with the 2017 United States Tax Cut and Jobs Act (“Tax Act”) may require the collection of information not regularly produced within our Company, the use of provisional estimates in our financial statements, and the exercise of significant judgment in accounting for its provisions. Many aspects of the Tax Act are unclear and may not be clarified for some time.  As regulations and guidance evolve with respect to the Tax Act, and as we gather more information and perform more analysis, our results may differ from previous estimates and may materially affect our financial position. Our non-U.S. operations will be subject to alternative tax regimes implemented under the Tax Act. Any significant increase in our future effective tax rates could reduce net income for future periods.
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
Our business relies on third-party suppliers, contract manufacturing and commodity markets to secure raw materials, parts and components used in our products, and we expect that reliance to increase. Parts and raw materials commonly used in our products include motors, fabricated parts, castings, bearings, seals, nickel, copper, batteries, aluminum, and plastics. We are exposed to the availability of these materials, which may be subject to curtailment or change due to, among other things, interruptions in production by suppliers, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, changes in tariff regimes, exchange rates and prevailing price levels, ability to meet regulatory requirements, weather emergencies or acts of war or terrorism. Any delay in our suppliers’ abilities to provide us with necessary materials could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, financial condition or results of operations.
Our indebtedness may affect our business and may restrict our operational flexibility.
As of December 31, 2017, our total outstanding indebtedness was $2,200 million as described under “Liquidity and Capital Resources." Our indebtedness could:

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

From time to time we are involved in legal proceedings that are incidental to the operation of our businesses. These proceedings may seek remedies relating to environmental matters, acquisitions or divestitures, product liability and personal injury claims, privacy, employment, labor and pension matters, and government contract issues and commercial or contractual disputes. Our acquisition of Sensus and technology focused companies has increased our exposure to intellectual property litigation and we expect that this risk will continue to increase as we execute on our innovation and technology priorities.

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

The global and diverse nature of our operations, coupled with the increase in regulation and enforcement in many regions of the globe, means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time. In addition, subsequent developments in legal proceedings may affect our assessments and estimates of loss contingencies recorded as a reserve and require us to make payments in excess of our reserves, which could have an adverse effect on our results of operations and financial condition.
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
A significant portion of our products and offerings in our Measurement & Control Solutions segment are affected by the availability and regulation of radio spectrum and could be affected by interference with the radio spectrum that we use.
A significant portion of the offering in our Measurement & Control Solutions segment use radio spectrum, which is subject to government regulation.  To the extent we introduce new products designed for use in the United States or another country into a new market, such products may require significant modification or redesign in order to meet frequency requirements and other regulatory specifications.  In some countries, limitations on frequency availability or the cost of making necessary modifications may preclude us from selling our products in those countries. The regulations that govern our use of the radio spectrum may change and the changes may require us to modify our products or seen new partnerships, either directly or due to interference caused by new consumer products allowed under the regulations.  The inability to modify our products to meet such requirements, the possible delays in completing such modifications, and the cost of such modifications all could have a material adverse effect on our business, financial condition, and results of operations.  In addition, suitable partners for co-development may not be able to be secured by us.
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
Outside of the United States, certain of our products require the use of radio frequency and are subject to regulations. In some jurisdictions, radio station licenses may be granted for a fixed term and must be periodically renewed. Our advanced and smart metering systems offering typically transmit to (and receive information from, if applicable) handheld, mobile, or fixed network reading devices in licensed bands made available to us through strategic partnerships and are reliant to some extent on the licensed spectrum continuing to be available through our partners or our customers. We may be unable to find partners or customers that have access to sufficient frequencies in some markets to sustain or develop our planned operations or to find partners or customers that have access to sufficient frequencies in the relevant markets at a commercially feasible price or at all.

We may incur impairment charges for our goodwill and other indefinite-lived intangible assets which would negatively impact our operating results.
We have a significant amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions we have completed. As of December 31, 2017, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled approximately $3 billion. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the fair value of trademarks, trade names and FCC licenses as of the acquisition date. We do not amortize goodwill and indefinite-lived intangible assets that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if interim indicators suggest that a potential impairment could exist. In testing for impairment, we will make a qualitative assessment, and if we believe that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a goodwill impairment test is required. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair our goodwill and other indefinite-lived intangible assets. Any charges relating to such impairments could adversely affect our results of operations and financial condition.
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
Further, the timing and amount of the repurchase of our common stock under Board approved share repurchase plans has similar dependencies as the payment of dividends and accordingly, there can be no assurances that we will repurchase our common stock.
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
Our operations and products and offerings are subject to and affected by many federal, state, local and foreign environmental laws and regulations. In addition, we could be affected by future environmental laws or regulations, including, for example, those imposed in response to climate change concerns. Compliance with current and future environmental laws and regulations currently requires and is expected to continue to require operating and capital expenditures.
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
We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	stock repurchases;

•	acquisitions and divestitures;

•	announcements by us or our competitors of significant new business awards;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	our ability to execute transformation, restructuring and realignment actions;

•	the operating and stock price performance of other comparable companies;

•	natural or environmental disasters that investors believe may affect us;

•	overall market fluctuations;

•	fluctuations in the budgets of federal, state and local governmental entities around the world;

•	results from any material litigation or government investigation;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.
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
Pursuant to the Distribution Agreement and certain other agreements with ITT (now ITT LLC) and Exelis, ITT (now ITT LLC) and Exelis agreed to indemnify us from certain liabilities, and we agreed to indemnify ITT (now ITT LLC) and Exelis for certain liabilities. Indemnities that we may be required to provide ITT (now ITT LLC) and Exelis may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that ITT (now ITT LLC) or Exelis has agreed to retain. Further, there can be no assurance that the indemnities from ITT (now ITT LLC) and Exelis will be sufficient to protect us against the full amount of such liabilities, or that ITT (now ITT LLC) and Exelis will be able to fully satisfy their indemnification obligations. Moreover, even if we ultimately were to succeed in recovering from ITT (now ITT LLC) and Exelis any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.        PROPERTIES
We have approximately 355 locations in more than 51 countries. These properties total approximately 12.2 million square feet, of which more than 315 locations, or approximately 6.1 million square feet, are leased. We consider the offices, plants, warehouses and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. The following table shows our significant locations by segment:

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Leased
		Water Infrastructure
Emmaboda	Sweden	Administration and Manufacturing	1,197,000	Owned
Stockholm	Sweden	Administration and Research & Development	172,000	Leased
Bridgeport	NJ	Administration and Manufacturing	136,000	Leased
Shenyang	China	Manufacturing	125,000	Owned
Yellow Springs	OH	Administration and Manufacturing	112,000	Owned
Quenington	UK	Manufacturing	86,000	Leased
		Applied Water
Morton Grove	IL	Administration and Manufacturing	530,000	Owned
Montecchio	Italy	Administration and Manufacturing	379,000	Owned
Nanjing	China	Manufacturing	363,000	Owned
Auburn	NY	Manufacturing	273,000	Owned
Stockerau	Austria	Administration	233,000	Owned
Lubbock	TX	Manufacturing	229,000	Owned
Strzelin	Poland	Manufacturing	185,000	Owned
Cheektowaga	NY	Manufacturing	147,000	Owned
		Measurement & Control Solutions
Ludwigshafen	Germany	Manufacturing	318,000	Owned
Jiangdu City	China	Manufacturing	316,000	Owned
Texarkana	AR	Manufacturing	254,000	Owned
Uniontown	PA	Manufacturing	240,000	Leased
DuBois	PA	Manufacturing	197,000	Owned
DuBois	PA	Manufacturing	137,000	Leased
		Regional Selling Locations
Dubai	United Arab Emirates	Manufacturing	144,000	Owned
Nottinghamshire	United Kingdom	Sales Office	139,000	Leased
Nanterre	France	Sales Office	139,000	Leased
Langenhagen	Germany	Sales Office	134,000	Leased
		Corporate Headquarters
Rye Brook	NY	Administration	67,000	Leased

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

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following information is provided regarding the executive officers of Xylem as of February 1, 2018:

NAME	AGE	CURRENT TITLE	OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS
Patrick K. Decker	53	President and Chief Executive Officer (2014)	• President and Chief Executive Officer, Harsco Corp. (diversified, worldwide industrial company) (2012)

E. Mark Rajkowski	59	Senior VP and Chief Financial Office (2016)	• Senior VP and Chief Financial Officer, MeadWestvaco Corp. (worldwide packaging company) (2004)

Tomas Brannemo	46	Senior VP and President, Transport and Treatment (2017)	• Senior VP and President, Transport (2014) • VP, Transport (2013)

David Flinton	47	Senior VP and President, Dewatering (2015)	• VP, Engineering and Marketing, Applied Water Systems (2013)

Pak Steven Leung	61	Senior VP and President, Emerging Markets (2015)	• VP, Global Sales, Valves and Controls, Pentair Plc (diversified, worldwide industrial manufacturing company) (2013)

Kenneth Napolitano	55	Senior VP and President, Applied Water Systems and Americas Commercial Team (2017)	• Senior VP and President, Applied Water Systems (2012)

Colin R. Sabol	50	Senior VP and President, Measurement & Control Solutions (2017)	• Senior VP and President, Analytics and Treatment (2015) • Senior VP and President, Dewatering (2013)

Kairus Tarapore	56	Senior VP and Chief Human Resources Officer (2015)	• Senior VP and Chief Administrative Officer, Babcock & Wilcox Company (energy and environmental technologies and services) (2013)

NAME	AGE	CURRENT TITLE	OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS
Claudia S. Toussaint	54	Senior VP, General Counsel and Corporate Secretary (2014)	• Senior VP, General Counsel and Secretary, Barnes Group Inc. (international industrial and aerospace manufacturing) (2012)
Note: Date in parentheses indicates the year in which the position was assumed.

BOARD OF DIRECTORS
The following information is provided regarding the Board of Directors of Xylem as of February 1, 2018:

NAME	TITLE
Markos I. Tambakeras	Chairman, Xylem Inc., Former Chairman, President and Chief Executive Officer, Kennametal, Inc.

Curtis J. Crawford, Ph.D.	President and Chief Executive Officer, XCEO, Inc.

Jeanne Beliveau-Dunn	Vice President and General Manager, Cisco Systems, Inc.

Patrick K. Decker	President and Chief Executive Officer, Xylem Inc.

Robert F. Friel	Chairman, President and Chief Executive Officer, PerkinElmer, Inc.

Victoria D. Harker	Chief Financial Officer, TEGNA Inc.

Sten E. Jakobsson	Former President and Chief Executive Officer, ABB AB

Steven R. Loranger	Former Chairman, President and Chief Executive Officer, ITT Corporation

Surya N. Mohapatra, Ph.D.	Former Chairman, President and Chief Executive Officer, Quest Diagnostics Incorporated

Jerome A. Peribere	Former President and Chief Executive Officer, Sealed Air Corporation

PART II
ITEM 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
2017 and 2016 Market Price and Dividends
Our common stock trades publicly on the New York Stock Exchange under the trading symbol “XYL”. The following table shows the high and low prices per share of our common stock as reported by the New York Stock Exchange and the dividends declared per share for the periods indicated.

	High	Low	Dividend
Fiscal Year ended December 31, 2017
First Quarter	$50.66	$46.67	$0.1800
Second Quarter	55.68	48.81	0.1800
Third Quarter	64.80	54.08	0.1800
Fourth Quarter	69.88	62.24	0.1800

Fiscal Year ended December 31, 2016
First Quarter	$41.33	$31.67	$0.1549
Second Quarter	46.67	40.54	0.1549
Third Quarter	52.71	44.44	0.1549
Fourth Quarter	54.99	45.60	0.1549
The closing price of our common stock on the NYSE on January 31, 2018 was $72.26 per share. As of January 31, 2018, there were 11,681 holders of record of our common stock.
Dividends are declared and paid on the common stock at the discretion of our Board of Directors and depend on our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2018, we declared a dividend of $0.21 per share to be paid on March 15, 2018 for shareholders of record on February 15, 2018.
There were no unregistered offerings of our common stock during 2017.

Fourth Quarter 2017 Share Repurchase Activity
The following table summarizes our purchases of our common stock for the quarter ended December 31, 2017:

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
10/1/17 - 10/31/17	—	—	—	$413
11/1/17 - 11/30/17	—	—	—	$413
12/1/17 - 12/31/17	—	—	—	$413

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three months ended December 31, 2017. There are up to $413 million in shares that may still be purchased under this plan as of December 31, 2017.

PERFORMANCE GRAPH
CUMULATIVE TOTAL RETURN
The following graph compares the relative performance of our common stock, the S&P 500 Index and the S&P 500 Industrials Index. This graph covers the period from December 31, 2012 through December 31, 2017 and assumes that $100 was invested on December 31, 2012 in our common stock, the S&P 500 and the S&P 500 Industrials with the reinvestment of any dividends.

	XYL	S&P 500	S&P 500 Industrials Index
December 31, 2012	100	100	100
December 31, 2013	130	132	141
December 31, 2014	145	150	154
December 31, 2015	141	153	150
December 31, 2016	194	171	179
December 31, 2017	271	208	215
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

ITEM 6.        SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data for the five years ended December 31, 2017. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in this Report.

	Year Ended December 31,
(in millions, except per share data)	2017 (a)	2016 (a)	2015	2014	2013
Results of Operations Data:
Revenue	$4,707	$3,771	$3,653	$3,916	$3,837
Gross profit	1,851	1,461	1,404	1,513	1,499
Gross margin	39.3%	38.7%	38.4%	38.6%	39.1%
Operating income	556	406	449	463	363
Operating margin	11.8%	10.8%	12.3%	11.8%	9.5%
Net income attributable to Xylem	331	260	340	337	228
Per Share Data:
Earnings per share:
Basic	$1.84	$1.45	$1.88	$1.84	$1.23
Diluted	1.83	1.45	1.87	1.83	1.22
Basic shares outstanding	179.6	179.1	180.9	183.1	185.2
Diluted shares outstanding	180.9	180.0	181.7	184.2	186.0
Cash dividends per share	$0.7200	$0.6196	$0.5632	$0.5120	$0.4656
Balance Sheet Data (at period end):
Cash and cash equivalents	$414	$308	$680	$663	$533
Working capital*	873	878	810	882	930
Total assets	6,860	6,474	4,657	4,833	4,857
Total debt	2,200	2,368	1,274	1,284	1,235

*	The Company calculates Working capital as follows: net accounts receivable + inventories - accounts payable - customer advances.

(a)
The amounts for the years ended December 31, 2017 and December 31, 2016 reflect the acquisition of Sensus. Refer to Notes 3 and 20 to Consolidated Financial Statements for further information regarding Sensus.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2017. Except as otherwise indicated or unless the context otherwise requires, “Xylem,” “we,” “us,” “our” and “the Company” refer to Xylem Inc. and its subsidiaries.
Overview
Xylem is a leading global water technology company. We design, manufacture and service highly engineered solutions ranging across a wide variety of critical applications. Our broad portfolio of solutions addresses customer needs across the water cycle, from the delivery, measurement and use of drinking water to the collection, test and treatment of wastewater to the return of water to the environment. Our product and service offerings are organized into three reportable segments that are aligned around the critical market applications they provide: Water Infrastructure, Applied Water and Measurement & Control Solutions (formerly Sensus & Analytics).
As previously announced, in the second quarter of 2017 we implemented an organizational redesign by moving Xylem’s Analytics business from our Water Infrastructure segment to combine it with our Sensus and Visenti businesses, which were acquired in the fourth quarter of 2016, to form Measurement & Control Solutions. We believe that the combination of these businesses will enhance our focus on advanced sensing technologies and will lead to operating efficiencies by integrating the supply chain process and moving to a leaner functional structure. Accordingly, our reportable segments have changed. Beginning with the second quarter of 2017, the Company now reports the financial position and results of operations of its Analytics, Sensus and Visenti businesses as one new reportable segment, which is called Measurement & Control Solutions. Our Water Infrastructure reportable segment no longer includes the results of our Analytics business. The Company has recast certain historical amounts between the Company's Water Infrastructure and Measurement & Control Solutions reportable segments, however this change had no impact on the Company's historical consolidated financial position or results of operations. The recast financial information does not represent a restatement of previously issued financial statements. Our Applied Water reportable segment remains unchanged.

•
Water Infrastructure serves the water infrastructure sector with pump systems that transport water from aquifers, lakes, rivers and seas; with filtration, ultraviolet and ozone systems that provide treatment, making the water fit to use; and pumping solutions that move the wastewater to treatment facilities where our mixers, biological treatment, monitoring and control systems provide the primary functions in the treatment process. We also provide sales and rental of specialty dewatering pumps and related equipment and services. In the Water Infrastructure segment, we provide the majority of our sales directly to customers with strong applications expertise, while the remaining amount is through distribution partners.

•
Applied Water serves the usage applications sector with water pressure boosting systems for heating, ventilation and air conditioning and for fire protection systems to the residential and commercial building services markets. In addition, our pumps, heat exchangers, and controls provide cooling to power plants and manufacturing facilities, as well as circulation for food and beverage processing. We also provide boosting systems for farming irrigation and pumps for dairy operations. In the Applied Water segment, we provide the majority of our sales through long-standing relationships with many of the leading independent distributors in the markets we serve, with the remainder going directly to customers.

•
Measurement & Control Solutions primarily serves the utility infrastructure solutions and services sector by delivering communications, smart metering, measurement and control technologies and services that allow customers to more effectively use their distribution networks for the delivery of critical resources such as water, electricity and natural gas. In the Measurement & Control Solutions segment, we also provide analytical instrumentation used to measure water quality, flow and level in wastewater, surface water and coastal environments. Additionally, we sell software and services including cloud-based analytics, remote monitoring and data management, leak detection and pressure monitoring solutions. We also sell smart lighting products and solutions that improve efficiency and public safety efforts across communities. In the Measurement & Control Solutions segment, we generate our sales through a combination of long-standing relationships with leading distributors and dedicated channel partners as well as direct sales depending on the regional availability of distribution channels and the type of product.

Key Performance Indicators and Non-GAAP Measures
Management reviews key performance indicators including revenue, gross margins, segment operating income and margins, orders growth, working capital and backlog, among others. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions, share repurchases and debt repayment. Excluding revenue, Xylem provides guidance only on a non-GAAP basis due to the inherent difficulty in forecasting certain amounts that would be included in GAAP earnings, such as discrete tax items, without unreasonable effort. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

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

•
"adjusted operating income", "adjusted segment operating Income", "adjusted net income" and “adjusted EPS” defined as operating income, segment operating income, net income and earnings per share, adjusted to exclude restructuring and realignment costs, Sensus acquisition related costs, gain or loss from sale of businesses, special charges and tax-related special items, as applicable. A reconciliation of adjusted net income is provided below.

(in millions, except per share data)	2017	2016	2015
Net income attributable to Xylem	$331	$260	$340
Restructuring and realignment, net of tax of $13, $13 and $5, respectively	28	34	15
Sensus acquisition related costs, net of tax of $8 and $15, respectively	14	38	—
Special charges, net of tax of $4, $7 and $0, respectively	8	11	5
Tax-related special items	40	21	(15)
Loss (gain) from sale of businesses, net of tax benefit of $2 and net of tax of $0, respectively	12	—	(9)
Adjusted net income	$433	$364	$336
Weighted average number of shares diluted	180.9	180.0	181.7
Earnings per share - diluted	$1.83	$1.45	$1.87
Adjusted earnings per share	$2.40	$2.03	$1.85

▪
"operating expenses excluding restructuring and realignment costs, Sensus acquisition related costs and special charges" defined as operating expenses, adjusted to exclude restructuring and realignment costs, Sensus acquisition related costs and special charges.

▪
“realignment costs” defined as costs not included in restructuring costs that are incurred as part of actions taken to reposition our business, including items such as professional fees, severance, relocation, travel, facility set-up and other costs.

▪
"Sensus acquisition related costs" defined as costs incurred by the Company associated with the acquisition of Sensus that are being reported within operating income. These costs include integration costs, acquisition costs, costs related to the recognition of the backlog intangible asset amortization and inventory step-up recoded in purchase accounting.

▪
“special charges" defined as costs incurred by the Company, such as non-cash impairment charges, due diligence costs, initial acquisition and integration costs not related to Sensus and other special non-operating items, as well as interest expense related to the early extinguishment of debt and financing costs on the bridge loan entered into for the Sensus acquisition during 2016.

▪
"tax-related special items" defined as tax items, such as tax return versus tax provision adjustments, tax exam impacts, tax law change impacts, significant reserves for cash repatriation, excess tax benefits/losses and other discrete tax adjustments.

▪
"free cash flow" defined as net cash from operating activities, as reported in the Statement of Cash Flow, less capital expenditures as well as adjustments for other significant items that impact current results which management believes are not related to our ongoing operations and performance. Our definition of free cash flow does not consider certain non-discretionary cash payments, such as debt. The following table provides a reconciliation of free cash flow.

(in millions)	2017	2016	2015
Net cash provided by operating activities	$686	$497	$464
Capital expenditures	(170)	(124)	(117)
Free cash flow	$516	$373	$347
Cash paid for Sensus acquisition related costs	28	13	—
Free cash flow, excluding Sensus acquisition related costs	$544	$386	$347

▪
“EBITDA” defined as earnings before interest, taxes, depreciation and amortization expense. “Adjusted EBITDA” reflects adjustments to EBITDA to exclude share-based compensation charges, restructuring and realignment costs, Sensus acquisition related costs, gain or loss from sale of businesses and special charges.

(in millions)	2017	2016	2015
Net Income	$330	$260	$340
Income tax expense	136	80	63
Interest expense (Income), net	79	68	53
Depreciation	109	87	88
Amortization	125	64	45
EBITDA	$779	$559	$589
Share-based compensation	21	18	15
Restructuring and realignment	41	47	20
Sensus acquisition related costs	14	46	—
Special charges	13	5	5
Loss (gain) from sale of business	10	—	(9)
Adjusted EBITDA	$878	$675	$620

Executive Summary
Xylem reported revenue of $4,707 million for 2017, an increase of $936 million or 24.8% from $3,771 million reported in 2016. Revenue increased 23.9% on a constant currency basis mostly due to $790 million of revenue related to acquisitions and organic revenue growth of $122 million driven by growth in all end markets.
Operating income for 2017 was $556 million, reflecting an increase of $150 million or 36.9% compared to $406 million in 2016. Operating margin was 11.8% for 2017 versus 10.8% for 2016, an increase of 100 basis points. The increase in operating margin was primarily due to cost reductions resulting from progress in our global procurement and productivity initiatives, a decrease in Sensus acquisition related costs, restructuring savings and a decrease in restructuring and realignment charges. These favorable impacts on operating margin were partially offset by cost inflation increases, Sensus purchase accounting impacts and an increase in special charges.
Adjusted operating income was $630 million, with an adjusted operating margin of 13.4% in 2017 as compared to adjusted operating income of $511 million with an adjusted operating margin of 13.6% in 2016. The decrease in adjusted operating margin was mostly due to cost inflation increases, increased spending on strategic investments and Sensus purchase accounting impacts, which were largely offset by cost savings from our global procurement and productivity initiatives and restructuring savings. The non-cash Sensus purchase accounting impact on adjusted operating margin for the year was 50 basis points, which if excluded would bring the adjusted operating margin to 13.9%, a 30 basis point increase over the prior year.
Additional financial highlights for 2017 include the following:

•	Net income attributable to Xylem of $331 million, or $1.83 per diluted share ($433 million or $2.40 per diluted share on an adjusted basis, up 19% from 2016)

•	Cash from operating activities of $686 million, and free cash flow, excluding Sensus acquisition related costs, of $544 million up 40.9% from 2016.

•	Orders of $4,868 million, up 27.3% from $3,824 million in 2016 (up 6.8% on an organic basis)

•	Dividends paid to shareholders increased 16% in 2017.
2018 Business Outlook
We anticipate total revenue growth in the range of 8% to 10% in 2018, with the recently announced acquisition of Pure Technologies contributing approximately 2% of that growth. Organic revenue growth is anticipated to be 4% to 6%. The following is a summary of our 2017 organic revenue performance and 2018 organic revenue outlook by end market.

•
Public utilities increased approximately 3% for 2017 on an organic basis driven by growth in the United States and Asia Pacific. For 2018, we expect organic growth in the mid-single-digit range driven by solid growth in the U.S. from water and wastewater spending and stable low-single-digit growth in Europe. Additionally, we expect high-single-digit growth from the smart meter market. A healthy infrastructure investment focus in the emerging markets will continue broadly in China and India.

•
Industrial increased by roughly 2% for 2017 on an organic basis driven by growth in the emerging markets, specifically in China and Latin America, and a recovery in global oil and gas and mining markets. For 2018, we expect organic growth in the low to mid-single-digits. We believe that market conditions in the U.S. and Europe will continue to improve modestly and oil and gas and mining markets will continue to stabilize in North America. We expect conditions in the emerging markets to be mixed as strength in China and India will be offset by softening conditions in the Middle East and Latin America.

•
In the commercial markets, organic growth was around 5% for 2017 primarily driven by strength in the United States. For 2018, we expect continued organic growth in the low to mid-single-digit range. The U.S. market is expected to see low, stable growth while growth in Europe is expected to moderate after strong performance. Strength in the emerging markets will be driven by initiatives in India, the building market in China and large project wins in the Middle East from product localization.

•
In residential markets, organic growth increased by about 12% in 2017 primarily driven by strength in Asia Pacific and the United States. For 2018, we expect mid-single-digit growth primarily driven by solid mid-single-digit growth in the U.S. market. Market share gains from an increased selling focus in Europe, along with an increased demand in China and other Asia Pacific countries for a secondary clean water source, are also expected to contribute to this growth.

We will continue to strategically execute restructuring and realignment actions primarily to reposition our European and North American businesses in an effort to optimize our cost structure and improve our operational efficiency and effectiveness. During 2017, we incurred $20 million and $21 million in restructuring and realignment costs, respectively. As a result of these actions in 2017, we realized $6 million of net savings and expect to realize approximately $10 million of incremental net savings in 2018. We expect additional incremental savings to be realized in 2019 and beyond as we complete these actions. During 2018, we currently expect to incur approximately $35 million in restructuring, realignment and integration costs.
We plan to continue to take actions and focus spending in 2018 on actions that allow us to make progress on our top strategic priorities.  The priority of accelerating profitable growth encompass our initiatives to drive commercial excellence, grow in emerging markets and strengthen innovation and technology through creation of new centers of excellence, a streamlined approach to product development and smart acquisitions.  The priority of driving continuous improvement is an area where we will continue to work to create new opportunities to unlock savings by eliminating waste and increasing efficiencies, which is supported by efforts to expand and further deepen our talent pool.  We plan to continue to deploy capital in smart, disciplined ways to develop and acquire solutions to address our customers’ challenges.  Finally, we continue to work to improve cash performance and generate capital to return to our shareholders.

Results of Operations

(in millions)	2017	2016	2015	2017 v. 2016		2016 v. 2015
Revenue	$4,707	$3,771	$3,653	24.8%		3.2%
Gross profit	1,851	1,461	1,404	26.7%		4.1%
Gross margin	39.3%	38.7%	38.4%	60	bp	30	bp
Total operating expenses	1,295	1,055	955	22.7%		10.5%
Expense to revenue ratio	27.5%	28.0%	26.1%	(50	)bp	190	bp
Restructuring and realignment costs	(41)	(47)	(20)	(12.8)%		135.0%
Sensus acquisition related charges	(22)	(53)	—	(58.5)%		NM
Special charges	(11)	(5)	(5)	120.0%		—%
Operating expenses excluding restructuring and realignment costs, Sensus acquisition related costs and special charges	1,221	950	930	28.5%		2.2%
Expense to revenue ratio	25.9%	25.2%	25.5%	70	bp	(30	)bp
Operating income	556	406	449	36.9%		(9.6)%
Operating margin	11.8%	10.8%	12.3%	100	bp	(150	)bp
Interest and other non-operating expense (income), net	80	66	55	21.2%		20.0%
(Loss)/gain from sale of businesses	(10)	—	9	NM		NM
Income tax expense	136	80	63	70.0%		27.0%
Tax rate	29.2%	23.5%	15.6%	570	bp	790	bp
Net income	$330	$260	$340	26.9%		(23.5)%
NM     Not Meaningful
2017 versus 2016
Revenue
Revenue generated for 2017 was $4,707 million, an increase of $936 million, or 24.8%, compared to $3,771 million in 2016. On a constant currency basis, revenue grew 23.9%. This increase in revenue was primarily driven by additional revenue of $790 million from acquisitions. There was also strong organic growth of $122 million during the year, driven primarily by North America as well as strength in the emerging markets, particularly in China and India. Additionally, to a lesser extent, Europe contributed to this organic growth despite ongoing weakness in the United Kingdom during the year.
The following table illustrates the impact on 2017 revenue from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue.

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2016 Revenue	$1,932		$1,393		$446		$3,771
Organic Growth	56	2.9%	34	2.4%	32	7.2%	122	3.2%
Acquisitions/(Divestitures)	—	—%	(10)	(0.7)%	790	177.1%	780	20.7%
Constant Currency	56	2.9%	24	1.7%	822	184.3%	902	23.9%
Foreign currency translation (a)	16	0.8%	4	0.3%	14	3.1%	34	0.9%
Total change in revenue	72	3.7%	28	2.0%	836	187.4%	936	24.8%
2017 Revenue	$2,004		$1,421		$1,282		$4,707

(a)
Foreign currency translation impact primarily due to strength in the value of the Euro, Canadian dollar, Russian Ruble, Australian dollar, South African Rand and various other currencies, partially offset by weakness in the British Pound against the U.S. Dollar.

Water Infrastructure
Water Infrastructure’s revenue increased $72 million, or 3.7%, in 2017 (2.9% increase on a constant currency basis) compared to 2016. Revenue benefited from $16 million of foreign currency translation for the year and included organic growth of $56 million, or 2.9%.
Organic growth for the year was driven by strength in the industrial end market, and to a lesser extent in the public utility end market. The growth in both of these end markets was driven by strength from Asia Pacific and North America.
From an application perspective, organic revenue growth was driven primarily by our transport application. The transport application grew in the industrial end market due to strength in the dewatering business which benefited from the recovery of the industrial construction market, particularly within the distribution channel and recovery of oil and gas and mining markets in North America and Latin America. The transport application also grew in the public utility end market driven by increased municipal spending in North America and increased projects in the Middle East and India. Organic revenue from our treatment application also contributed to the segment's growth primarily from growth in China from industrial treatment project deliveries as well as growth in Europe from municipal treatment projects.
Applied Water
Applied Water’s revenue increased $28 million, or 2.0%, in 2017 (1.7% increase on a constant currency basis) compared to 2016. Revenue benefited from $4 million of foreign currency translation for the year and the constant currency increase included organic growth of $34 million, or 2.4%.
Organic growth for the year was driven by strength in the residential and commercial end markets in the United States, Asia Pacific and western Europe, which were partially offset by declines in the industrial market.
From an application perspective, growth in residential building services was primarily driven by strength in the United States, where we benefited from the timing of promotions and market share gains, and continued strength in Asia Pacific. Commercial building services also grew, primarily in North America, western Europe and Asia Pacific, driven by new product traction and sales channel investments. This growth was partially offset by a decline in industrial applications, primarily driven by unfavorable weather conditions impacting the agriculture business in the United States, partially offset by strength in western Europe.
Measurement & Control Solutions
Measurement & Control Solutions revenue increased $836 million, or 187.4%, in 2017 (184.3% on a constant currency basis) compared to 2016. The revenue increase for the year was almost entirely from $790 million of revenue related to acquisitions that we did not have in the prior year. Most of the additional revenue contributed by the Sensus business was generated in the United States with additional revenue coming primarily from western Europe and China. The majority of the Sensus business revenue came from water applications with gas and electric applications making up most of the remaining sales for the year. Organic revenue growth in the Measurement & Control Solutions segment was $32 million, or 7.2%, for the year. Organic growth was driven primarily by growth across all applications, except electric which had slight declines. Much of the organic revenue increase was in the water application, which had increased AMI deployments in North America as well as higher demand for iPerl product in eastern Europe and the Middle East. Organic revenue also increased in the gas application, primarily due to AMI deployments in North America, as well as in the software and services application, primarily driven by a couple of major contract upgrades. The test application also contributed to the increase in organic revenue as a result of strength from the environmental monitoring business in the United States.
Orders/Backlog
Orders received during 2017 increased by $1,044 million, or 27.3%, to $4,868 million (26.4% increase on a constant currency basis). The order growth on a constant currency basis was primarily driven by additional orders from recent acquisitions, primarily Sensus, of $762 million. Organic order growth was $260 million, or 6.8%, over the prior year.
Water Infrastructure segment orders increased $155 million, or 7.9%, to $2,112 million (7.1% growth on a constant currency basis). Orders benefited from $16 million of foreign currency translation for the year and included organic growth of $139 million, or 7.1%. The majority of the organic order growth for the segment came from the transport application, driven by the public utility sector in the United States, as well as strong project orders in China and India. Additionally, dewatering distributor orders increased driven by storm related activity and the strengthening of the oil and gas markets. Treatment applications also had strong order intake, primarily from projects in the emerging markets, Latin America and North America.

Orders increased in our Applied Water segment by $71 million, or 5.1%, to $1,476 million (4.8% increase on a constant currency basis). The order increase was primarily due to organic order growth of $79 million, or 5.6%, driven by strength in the emerging markets and strong commercial building and industrial performance in North America, which was partially offset by the loss of orders related to divested businesses of $11 million.
Orders increased in our Measurement & Control Solutions segment by $818 million, or 177.1%, to $1,280 million (174% growth on a constant currency basis). This increase included orders from recent acquisitions, primarily Sensus, of $762 million and organic order growth of $42 million, or 9.1%, primarily from Sensus order increases in North America for most applications, as well as increased orders from test application strength in the United States and China.
Backlog includes contractual customer commitments as well as orders on hand as of the end of the period. Delivery schedules vary from customer to customer based upon their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues will not equal ending total backlog due to contract adjustments, foreign currency fluctuations and other factors. Typically, large projects require longer lead production cycles and deployment schedules, and delays can occur from time to time. Total backlog was $1,513 million at December 31, 2017 and $1,292 million at December 31, 2016, an increase of 17%. The December 31, 2016 backlog balance has been revised to include contractual agreements that Sensus has with customers that do not have minimum commitments but which we believe will be executed upon over the terms of the contracts. This year over year increase in backlog of $221 million is due to strong order growth in the fourth quarter across all of our segments as well as benefits from currency translation impacts. We anticipate that over 60% of our total backlog at December 31, 2017 will be recognized as revenue during 2018.
Gross Margin
Gross margins as a percentage of consolidated revenue increased to 39.3% in 2017 from 38.7% in 2016. The gross margin increase was primarily due to the benefits realized from cost reductions from global procurement and continuous improvement initiatives, as well as a decrease in the inventory step-up charge for Sensus in 2017. These positive impacts on gross margin were partially offset by cost inflation and unfavorable product mix.
Operating Expenses

(in millions)	2017	2016	Change
Selling, general and administrative expenses ("SG&A")	$1,090	$915	19.1%
SG&A as a % of revenue	23.2%	24.3%	(110	)bp
Research and development expenses ("R&D")	180	110	63.6%
R&D as a % of revenue	3.8%	2.9%	90	bp
Restructuring and asset impairment charges	25	30	(16.7)%
Operating expenses	$1,295	$1,055	22.7%
Expense to revenue ratio	27.5%	28.0%	(50	)bp
Selling, General and Administrative Expenses
SG&A increased by $175 million (increase of 19.1%) to 23.2% of revenue in 2017, as compared to 24.3% of revenue in 2016. The increase in SG&A expenses includes approximately $160 million of incremental SG&A spending for the Sensus business that we did not have prior to the acquisition in the fourth quarter of 2016. The remaining increases in SG&A expenses were primarily due to inflation, investments in regional sales channels and operational capabilities and foreign currency impacts, which were partially offset by savings from restructuring and other cost actions.
Research and Development Expenses
R&D spending increased $70 million or 63.6% to 3.8% of revenue in 2017 as compared to 2.9% of revenue in 2016 primarily due to additional R&D spend from our recent acquisitions and investments in new products and technologies.

Restructuring Charges and Asset Impairment
Restructuring Charges
During 2017, we incurred restructuring costs of $7 million, $8 million and $5 million in our Water Infrastructure, Applied Water and Measurement & Control Solutions segments, respectively. We incurred these charges related to actions taken in 2017 primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Applied Water and Water Infrastructure segments, as well as headcount reductions within our Measurement & Control Solutions segment.
During 2016, we recognized restructuring costs of $12 million, $10 million, $6 million and $2 million in our Water Infrastructure, Applied Water, Measurement & Control Solutions and Corporate, respectively. These charges were incurred primarily in an effort to realign our organizational structure in Europe and North America to optimize our cost structure. The charges relate to the reduction in structural costs, including a decrease in headcount and consolidation of facilities.
The following table presents expected restructuring spend:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2017:
Total expected costs	$19	$12	$2	$1	$34
Costs incurred during 2017	5	4	2	—	11
Total expected costs remaining	$14	$8	$—	$1	$23

Actions Commenced in 2016:
Total expected costs	$13	$14	$10	$2	$39
Costs incurred during 2016	11	10	6	2	29
Costs incurred during 2017	2	4	3	—	9
Total expected costs remaining	$—	$—	$1	$—	$1

Actions Commenced in 2015:
Total expected costs	$4	$1	$1	$—	$6
Costs incurred during 2015	3	1	1	—	5
Costs incurred during 2016	1	—	—	—	1
Total expected costs remaining	$—	$—	$—	$—	$—
The Water Infrastructure, Applied Water, Measurement & Control Solutions, and Corporate actions commenced in 2017 consist primarily of severance charges and are expected to continue through the end of 2018. The Water Infrastructure, Applied Water, Measurement & Control Solutions and Corporate actions commenced in 2016 consist primarily of severance charges and are largely complete. The Water Infrastructure, Applied Water and Measurement & Control Solutions actions commenced in 2015 consist primarily of severance charges and are complete. As a result of these actions initiated in 2017, we achieved savings of approximately $4 million in 2017 and estimate annual future net savings beginning in 2018 of approximately $9 million, resulting in $5 million of incremental savings from the 2017 actions.
Asset Impairment Charges
During the first quarter of 2017 we determined that certain assets within our Applied Water segment, including a tradename, were impaired. Accordingly we recognized an impairment charge of $5 million. Refer to Note 10, "Goodwill and Other Intangible Assets," for additional information.
Operating Income
We generated operating income of $556 million (operating margin of 11.8%) during 2017, reflecting an increase of $150 million, or 36.9%, when compared to operating income of $406 million (operating margin of 10.8%) during the prior year. This increase in operating income was largely driven by the inclusion of Sensus operating income for the full year in 2017. Sensus acquisition related costs and restructuring and realignment costs decreased $31 million and $6 million, respectively, while special charges increased $6 million when compared to the prior year period. Excluding these costs, adjusted operating income was $630 million (adjusted operating margin of 13.4%) for 2017 as compared to $511 million (adjusted operating margin of 13.6%) for 2016. The decrease in adjusted operating margin was mostly due to cost inflation increases, increased spending on strategic investments and Sensus purchase accounting impacts, which were largely offset by cost savings from our global procurement and productivity initiatives and restructuring savings. The non-cash Sensus purchase accounting impact on adjusted operating margin for the year was 50 basis points.
The table below provides a reconciliation of total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

(In millions)	2017	2016	Change
Water Infrastructure
Operating income	$308	$291	5.8%
Operating margin	15.4%	15.1%	30	bp
Restructuring and realignment costs	16	16	—%
Special charges	—	2	(100.0)%
Adjusted operating income	$324	$309	4.9%
Adjusted operating margin	16.2%	16.0%	20	bp
Applied Water
Operating income	$197	$188	4.8%
Operating margin	13.9%	13.5%	40	bp
Restructuring and realignment costs	17	16	6.3%
Special charges	5	—	NM
Adjusted operating income	$219	$204	7.4%
Adjusted operating margin	15.4%	14.6%	80	bp
Measurement & Control Solutions
Operating income	$110	$—	NM
Operating margin	8.6%	—%	NM
Sensus acquisition related costs	15	25	(40.0)%
Restructuring and realignment costs	8	13	(38.5)%
Special charges	—	3	(100.0)%
Adjusted operating income	$133	$41	224.4%
Adjusted operating margin	10.4%	9.2%	120	bp
Corporate and other
Operating loss	$(59)	$(73)	(19.2)%
Restructuring and realignment costs	—	2	(100.0)%
Sensus acquisition related costs	7	28	(75.0)%
Special charges	6	—	NM
Adjusted operating loss	$(46)	$(43)	7.0%
Total Xylem
Operating income	$556	$406	36.9%
Operating margin	11.8%	10.8%	100	bp
Restructuring and realignment costs	41	47	(12.8)%
Sensus acquisition related costs	22	53	(58.5)%
Special charges	11	5	120.0%
Adjusted operating income	$630	$511	23.3%
Adjusted operating margin	13.4%	13.6%	(20)	bp
NM    Not Meaningful

Water Infrastructure
Operating income for our Water Infrastructure segment increased $17 million, or 5.8%, with operating margin also increasing from 15.1% to 15.4%, a 30 basis point increase as compared to the prior year. Operating margin was positively impacted year over year by special charges of $2 million in 2016 that did not recur, while restructuring and realignment costs remained flat. Excluding these items, adjusted operating income increased $15 million, or 4.9%, with adjusted operating margin increasing from 16.0% to 16.2%, a 20 basis point increase as compared to the prior year. The increase in adjusted operating margin was primarily due to cost reductions from global procurement and continuous improvement initiatives as well as restructuring savings and favorable volume. These drivers were partially offset by increases in cost inflation and spending on strategic investments, as well as unfavorable transactional foreign currency impacts.
Applied Water
Operating income for our Applied Water segment increased $9 million, or 4.8%, with operating margin also increasing from 13.5% to 13.9%, a 40 basis point increase as compared to the prior year. Operating margin was negatively impacted by higher special charges for a non-cash impairment of $5 million and a $1 million increase in restructuring and realignment costs. Excluding these items, adjusted operating income increased $15 million, or 7.4%, with adjusted operating margin increasing from 14.6% to 15.4%, an 80 basis point increase as compared to the prior year. The increase in adjusted operating margin was primarily due to cost reductions from global procurement and continuous improvement initiatives and restructuring savings, which were partially offset by increases in cost inflation and unfavorable mix.
Measurement & Control Solutions
Operating income for our Measurement & Control Solutions segment increased $110 million (operating margin of 8.6%) for the year as compared to operating income and margin of zero in 2016. Operating margin was positively impacted by decreases in Sensus acquisition related costs, restructuring and realignment costs and special charges of $10 million, $5 million and $3 million, respectively. Excluding these items, adjusted operating income increased $92 million, or 224.4%, with most of the increase coming from the inclusion of the incremental adjusted operating income for Sensus in 2017. Adjusted operating margin increased from 9.2% to 10.4%, a 120 basis point increase as compared to the prior year. The increase in adjusted operating margin was primarily due to cost reductions from global procurement and continuous improvement initiatives, restructuring savings and favorable volume impacts. These drivers were partially offset by the inclusion of Sensus margins, which were negatively impacted by purchase accounting. Non-cash Sensus purchase accounting negatively impacted the segment's full year adjusted operating margin by 200 basis points.
Corporate and other
Operating expense for corporate and other decreased $14 million, or 19.2%, compared to the prior year, primarily due to a $21 million decrease in Sensus acquisition related costs and a $2 million decrease in restructuring and realignment costs. This was partially offset by $6 million of special charges incurred during the year which we did not have in the prior year. Excluding these costs, adjusted operating expense increased $3 million compared to the prior year, driven mostly by employee related costs.
Interest Expense
Interest expense was $82 million and $70 million for 2017 and 2016, respectively. The increased interest expense for the the year includes additional interest expense in 2017 related to debt entered into in the fourth quarter of 2016 to fund our acquisition of Sensus. The increase in interest expense was partially offset by the reduction in special interest charges incurred in 2016 of $8 million in connection with the early extinguishment of our Senior Notes due in 2016 and $5 million of financing charges on the bridge loan related to the Sensus acquisition, neither of which recurred in 2017, as well as a lower interest rate on the Senior Notes due 2023 which effectively replaced the Senior Notes due in 2016. See Note 13, "Credit Facilities and Debt" of our consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for 2017 was $136 million at an effective tax rate of 29.2% compared to $80 million at an effective tax rate of 23.5% in 2016. The 2017 effective tax rate is higher than 2016 due to the provisional one time deemed repatriation transition tax under the newly enacted Tax Cuts and Jobs Act, partially offset by the benefit from the remeasurement of deferred tax assets and liabilities and the release of valuation allowances.

Tax Act
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated foreign earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
In connection with our initial analysis of the impact of the Tax Act, we have recorded a provisional tax expense of $46 million as a discrete item. This net income tax expense primarily consists of a tax benefit for the corporate tax rate reduction of $107 million related to the remeasurement of deferred tax assets and liabilities and a tax expense for the repatriation transition tax of $153 million. As permitted under SAB 118, we have not completed our accounting for the income tax effects of certain elements of the Tax Act, and have recorded provisional estimates related to these items. For certain items, a provisional estimate could not be determined, and therefore, we have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act. See Note 6, "Income Taxes" of our consolidated financial statements for further discussion of the Tax Act.
Other Comprehensive Income
Other comprehensive income was $108 million in 2017 as compared to an $80 million loss in 2016. This increase was driven primarily by favorable foreign currency translation impacts, primarily due to the strengthening of the Euro, Great British Pound, Chinese Yuan, Polish Zloty, amongst other various currencies, against the U.S. Dollar as compared to the weakening of these same currencies in the prior year. Partially offsetting these favorable movements, was the Euro movement on the Company's net investment hedge as compared to the prior year. The tax impact on the foreign currency translation related to the net investment hedge also contributed to the year over year increase. Finally, year over year movement in foreign currency translation on postretirement benefit plans partially offset the increase in other comprehensive income.
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

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2015 Revenue	$1,940		$1,422		$291		$3,653
Organic Growth	44	2.3%	(9)	(0.6)%	(6)	(2.1)%	29	0.8%
Acquisitions	—	—%	—	—%	163	56.0%	163	4.5%
Constant Currency	44	2.3%	(9)	(0.6)%	157	54.0%	192	5.3%
Foreign currency translation (a)	(52)	(2.7)%	(20)	(1.4)%	(2)	(0.7)%	(74)	(2.0)%
Total change in revenue	(8)	(0.4)%	(29)	(2.0)%	155	53.3%	118	3.2%
2016 Revenue	$1,932		$1,393		$446		$3,771

(a)	Foreign currency translation impact primarily due to fluctuations in the value of the British Pound, Chinese Yuan, Argentinian Peso and other various currencies against the U.S. Dollar.

Water Infrastructure
Water Infrastructure’s revenue decreased $8 million, or 0.4%, in 2016 (2.3% increase on a constant currency basis) compared to 2015. The constant currency increase included organic growth of $44 million, or 2.3%.
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
Applied Water
Applied Water’s revenue decreased $29 million, or 2.0%, in 2016 (0.6% decrease on a constant currency basis) compared to 2015. The decline on a constant currency basis was entirely attributable to organic revenue decline of $9 million, or 0.6%, which was driven by declines in the United States, partially offset by growth in western Europe and, to a lesser extent, the emerging markets.
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
Measurement & Control Solutions
Measurement & Control Solutions' revenue increased $155 million, or 53.3%, in 2016 (54.0% increase on a constant currency basis) compared to 2015. The constant currency increase included contributions from acquisitions of $163 million which was partially offset by an organic decline of $6 million, or 2.1%, due to weakness from test applications in the United States primarily as a result of lower government agency spending and weakness in the mining and oil and gas markets.
Orders/Backlog
Orders received during 2016 increased by $113 million, or 3.0%, to $3,824 million (5.1% increase on a constant currency basis). The order growth on a constant currency basis was primarily made up of orders from recent acquisitions, primarily Sensus, of $179 million and organic order growth of $12 million, or 0.3%, over the prior year.
Water Infrastructure segment orders decreased $52 million, or 2.6%, to $1,957 million (0.1% growth on a constant currency basis). Orders were unfavorably impacted by $55 million from foreign currency translation, while orders were up slightly year over year on an organic basis. Organic orders for the treatment application increased by 5% over the prior year reflecting continued growth in the public utility market with a large ozone project in China and order increases in Europe; however, these orders are largely project based with longer lead times for delivery and recognition of revenue. Largely offsetting the organic order growth in the treatment application were declines in the transport application, primarily due to decreased dewatering orders impacted by the continued weakness in oil and gas, as well as mining, which were partially offset by public utility water and wastewater transport order strength in Europe, particularly in the Nordic region.
Orders decreased in our Applied Water segment by $10 million, or 0.7%, to $1,405 million (0.7% increase on a constant currency basis). The order increase on a constant currency basis was due to organic order growth of 0.7% driven by strength in Europe from new product launches that was partially offset by weakness in the United States.
The Measurement & Control Solutions segment orders increased $175 million, or 61.0%, to $462 (62.0% increase on a constant currency basis). The order growth on a constant currency basis was primarily orders from recent acquisitions of $179 million. Organic orders from test applications were flat versus the prior year.
Backlog includes contractual customer commitments as well as purchase orders on hand as of the end of the period. Delivery schedules vary from customer to customer based upon their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues will not equal ending total backlog due to contract adjustments, foreign currency fluctuations and other factors. Typically, large projects require longer lead production cycles, and delays can occur from time to time. Total backlog was $1,292 million at December 31, 2016 and $716 million at December 31, 2015. The December 31, 2016 backlog balance has been revised to include contractual agreements that Sensus has with customers that do not have minimum commitments but which we believe will be executed upon over the terms of the contracts. This increase is primarily attributable to the acquisition of the Sensus business which had a backlog balance of $599 million at December 31, 2016.
Gross Margin
Gross margins as a percentage of consolidated revenue increased to 38.7% in 2016 from 38.4% in 2015. The gross margin increase was primarily due to the benefits realized from cost saving initiatives through global sourcing and lean six sigma, partially offset by material and labor inflation headwinds and unfavorable currency impacts and mix.
Operating Expenses

(in millions)	2016	2015	Change
Selling, general and administrative expenses	$915	$854	7.1%
SG&A as a % of revenue	24.3%	23.4%	90	bp
Research and development expenses	110	95	15.8%
R&D as a % of revenue	2.9%	2.6%	30	bp
Restructuring charges	30	6	400.0%
Operating expenses	$1,055	$955	10.5%
Expense to revenue ratio	28.0%	26.1%	190	bp
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
Restructuring Charges
During 2016, we incurred restructuring costs of $12 million, $10 million, $6 million and $2 million in our Water Infrastructure, Applied Water, Measurement & Control Solutions and Corporate and other segments, respectively. These charges were incurred primarily in an effort to realign our organizational structure in Europe and North America to optimize our cost structure. The charges relate to the reduction in structural costs, including a decrease in headcount and consolidation of facilities.
During 2015, we recognized restructuring costs of $4 million, $1 million, and $1 million in our Water Infrastructure, Applied Water, and Monitoring & Control Solutions segments, respectively. These charges were incurred primarily in an effort to realign our organizational structure in Europe and North America to optimize our cost structure. The charges relate to the reduction in structural costs, including a decrease in headcount and consolidation of facilities.

The following table presents expected restructuring spend:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2016:
Total expected costs	$13	$14	$10	$2	$39
Costs incurred during 2016	11	10	6	2	29
Total expected costs remaining	$2	$4	$4	$—	$10

Actions Commenced in 2015:
Total expected costs	$4	$1	$1	$—	$6
Costs incurred during 2015	3	1	1	—	5
Costs incurred during 2016	1	—	—	—	1
Total expected costs remaining	$—	$—	$—	$—	$—
Approximate total expected costs associated with actions that commenced during 2016 are $13 million for Water Infrastructure, $14 million for Applied Water, $10 million for Measurement & Control Solutions, and $2 million for Corporate. These costs primarily comprise severance charges. The Water Infrastructure and Applied Water actions are expected to continue through the end of 2017. The Measurement & Control Solutions actions are expected to continue through 2018. All of the costs associated with the Corporate actions have been incurred. As a result of these actions initiated in 2016, we achieved savings of approximately $8 million in 2016 and estimate annual future net savings beginning in 2017 of approximately $28 million, resulting in $20 million of incremental savings from the 2016 actions.
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

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

(In millions)	2016	2015	Change
Water Infrastructure
Operating income	$291	$261	11.5%
Operating margin	15.1%	13.5%	160	bp
Restructuring and realignment costs	16	11	45.5%
Special charges	2	1	100.0%
Adjusted operating income	$309	$273	13.2%
Adjusted operating margin	16.0%	14.1%	190	bp
Applied Water
Operating income	$188	$190	(1.1)%
Operating margin	13.5%	13.4%	10	bp
Restructuring and realignment costs	16	7	128.6%
Adjusted operating income	$204	$197	3.6%
Adjusted operating margin	14.6%	13.9%	70	bp
Measurement & Control Solutions
Operating income	$—	$42	NM
Operating margin	—%	14.4%	NM
Sensus acquisition related costs	25	—	NM
Restructuring and realignment costs	13	2	NM
Special charges	3	$—	NM
Adjusted operating income	$41	$44	(6.8)%
Adjusted operating margin	9.2%	15.1%	(590)	bp
Corporate and other
Operating loss	$(73)	$(44)	65.9%
Restructuring and realignment costs	2	—	NM
Sensus acquisition related costs	28	—	NM
Adjusted operating loss	$(43)	$(44)	(2.3)%
Total Xylem
Operating income	$406	$449	(9.6)%
Operating margin	10.8%	12.3%	(150)	bp
Restructuring and realignment costs	47	20	135.0%
Sensus acquisition related costs	53	—	100.0%
Special charges	5	1	NM
Adjusted operating income	$511	$470	8.7%
Adjusted operating margin	13.6%	12.9%	70	bp
NM    Not Meaningful

Water Infrastructure
Operating income for our Water Infrastructure segment increased $30 million or 11.5%, with operating margin also increasing from 13.5% to 15.1%, a 160 basis point increase as compared to the prior year. Operating margin was negatively impacted by a $5 million increase in restructuring and realignment costs and a $1 million increase for special charges. Excluding restructuring and realignment costs and special charges, adjusted operating income increased $36 million or 13.2%, with adjusted operating margin increasing from 14.1% to 16.0%, a 190 basis point increase as compared to the prior year. The increase in adjusted operating margin was due to global procurement and continuous improvement initiatives, which more than offset cost inflation and increased spending in growth initiatives.
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
Measurement & Control Solutions
Operating income for our Measurement & Control Solutions segment was $0 million, a decrease of $42 million. Operating income was negatively impacted by $25 million of Sensus acquisition related costs in 2016 and increases in restructuring and realignment and special charges of $11 million and $3 million, respectively. Excluding these costs, adjusted operating income decreased $3 million, or 6.8%, with adjusted operating margin decreasing from 15.1% to 9.2%, a 590 basis point decrease as compared to the prior year. The decrease in operating margin was largely due to negative impacts from acquisitions as well as increased spending on strategic investments.
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

Liquidity and Capital Resources
The following table summarizes our sources and uses of cash:

	Year Ended December 31,
(in millions)	2017	2016	2015
Operating activities	$686	$497	$464
Investing activities	(181)	(1,886)	(132)
Financing activities	(421)	1,034	(262)
Foreign exchange (a)	22	(17)	(53)
Total	$106	$(372)	$17

(a)
2017 impact is primarily due to the strengthening of the Euro and the Chinese Yuan against the U.S. Dollar. 2016 impact is primarily due to the weakness of the Euro and the Chinese Yuan against the U.S. dollar. 2015 impact is primarily due to the weakness of the Euro against the U.S. Dollar.

Sources and Uses of Liquidity
Operating Activities
During 2017, net cash provided by operating activities was $686 million, compared to $497 million in 2016. The $189 million year-over-year increase was primarily driven by increased cash from operating activities of the Sensus business acquired in the fourth quarter of 2016 and strong operating cash performance across the rest of the business.
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
Investing Activities
Cash used in investing activities was $181 million in 2017, compared to $1,886 million in 2016. This decrease of $1,705 million was primarily driven by the $1,782 million spent on the acquisition of Sensus and two other businesses in 2016 as compared to the $33 million spent for acquisitions in 2017. This impact is partially offset by increased spending of $46 million over the prior year on capital projects, including spending on capitalized software in the Sensus business.
Cash used in investing activities was $1,886 million in 2016 compared to $132 million in 2015. The increase of $1,754 million was primarily due to $1,782 million spent on the acquisition of Sensus and two other businesses in 2016 as compared to $18 million in 2015. Cash provided from other investing activities partially offset the usage.
Financing Activities
Cash used by financing activities was $421 million in 2017, compared to cash generated by financing activities of $1,034 in 2016. In 2017, the net decrease in cash provided was primarily due to the issuance of long term and short term debt related to acquisition financing in 2016 versus the net repayment of short-term debt in 2017 (see Note 13, "Credit Facilities and Long-Term Debt" of our consolidated financial statements for a full discussion of debt activities). Also contributing to the decrease in cash generated by financing activities were increased share repurchases and higher dividend payments in 2017.
Cash generated by financing activities was $1,034 million in 2016. In 2015, financing activities used $262 million of cash. In 2016, the net increase in cash provided was due to the issuance of long term and short term debt related to acquisition financing and a reduction in share repurchases. This increase was partially offset by net repayments of short term debt (see Note 13, "Credit Facilities and Long-Term Debt" of our consolidated financial statements for a full discussion of debt activities) and higher dividend payments.

Funding and Liquidity Strategy
Our ability to fund our capital needs depends on our ongoing ability to generate cash from operations and access to bank financing and the capital markets. Historically, we have generated operating cash flow sufficient to fund our primary cash needs centered on operating activities, working capital, capital expenditures, strategic investments and dividends. If our cash flows from operations are less than we expect, we may need to incur debt or issue equity. From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. There can be no assurance that such financing will be available to us on acceptable terms or that such financing will be available at all.
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
Non-U.S. Operations
For 2017 and 2016, we generated 54% and 58% of our revenue from non-U.S. operations, respectively. While the addition of Sensus increases our revenue profile in the U.S., we continue to grow our operations in the emerging markets and elsewhere outside of the United States. As such, we expect to continue to generate significant revenue from non-U.S. operations and expect a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations. As of December 31, 2017, we have provided a deferred tax liability of $20 million for foreign withholding taxes and state income taxes on $769 million expected to be repatriated to the U.S. parent as deemed necessary.
Contractual Obligations
The following table summarizes our contractual commitments as of December 31, 2017:

(in millions)	2018	2019 - 2020	2021 - 2022	Thereafter	Total
Debt and capital lease obligations (1)	$—	$—	$600	$1,622	$2,222
Interest payments (1) (2)	77	153	124	499	853
Operating lease obligations	65	95	52	45	257
Purchase obligations (3)	141	7	1	—	149
Other long-term obligations reflected on the balance sheet	12	27	15	32	86
Total commitments	$295	$282	$792	$2,198	$3,567
In addition to the amounts presented in the table above, we have recorded liabilities for net investment hedges of $64 million and employee severance indemnity of $16 million. These amounts have been excluded from the contractual obligations table due to an inability to reasonably estimate the timing or amounts of such payments in individual years. Further, benefit payments which reflect expected future service related to the Company's pension and other postretirement employee benefit obligations are presented in Note 14, “Postretirement Benefit Plans” of the consolidated financial statements and deferred income tax liabilities and uncertain tax positions are presented in Note 6, "Income Taxes" of the consolidated financial statements, and as such, these obligations are not included in the above table. Finally, estimated environmental payments and workers' compensation and general liability reserves are excluded from the table above. We estimate, based on historical experience, that we will spend approximately $2 million to $3 million per year on environmental investigation and remediation and approximately $6 million to

$7 million per year on workers' compensation and general liability. At December 31, 2017, we had estimated and accrued $4 million and $30 million related to environmental matters, and workers' compensation and general liability, respectively.

(1)
Refer to Note 13, “Credit Facilities and Long-Term Debt,” of the consolidated financial statements for discussion of the use and availability of debt and revolving credit agreements. Amounts represent principal payments of short-term and long-term debt including current maturities and exclude unamortized discounts.

(2)	Amounts represent estimates of future interest payments on short-term and long-term debt outstanding as of December 31, 2017.

(3)
Represents unconditional purchase agreements that are enforceable and legally binding and that specify all significant terms to purchase goods or services, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase agreements that are able to cancel without penalty have been excluded.

Off-Balance Sheet Arrangements
As of December 31, 2017, we have issued guarantees for the debt and other obligations of consolidated subsidiaries in the normal course of business. We have determined that none of these arrangements has a material current effect or is reasonably likely to have a material future effect on our consolidated financial statements, financial condition, changes in financial condition, revenues or expenses, liquidity, capital expenditures or capital resources.
We obtain certain stand-by letters of credit, bank guarantees and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of December 31, 2017, the amount of stand-by letters of credit, bank guarantees and surety bonds was $240 million.
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
We adopted the new accounting guidance regarding revenue from contracts with customers January 1, 2018 using the modified retrospective approach (refer to Note 2 “Recently Issued Accounting Pronouncements”). Adoption of the guidance did not have a material impact on our financial statements.
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
Due to U.S. Tax Reform, we have recorded provisional amounts of foreign withholding taxes and state income taxes on earnings that are expected to be repatriated to the U.S. parent. The Company intends to distribute a portion of the earnings taxed under the Tax Act. We have not recorded any deferred taxes on the amounts that the Company currently does not intend to distribute as the determination of any deferred taxes on this amount is not practicable.
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
Goodwill and Intangible Assets. We review goodwill and indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We also review the carrying value of our finite-lived intangible assets for potential impairment when impairment indicators arise. We conduct our annual impairment test as of the first day of the fourth quarter. For goodwill, the estimated fair value of each reporting unit is compared to the carrying value of the net assets assigned to that reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, then an impairment charge is recognized for that excess up to the amount of recorded goodwill. We estimate the fair value of our reporting units and intangible assets with indefinite lives using an income approach. Under the income approach, we calculate fair value based on the present value of estimated future cash flows.
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
During the fourth quarter of 2017, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were substantially in excess of each of their carrying values. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment. We determined that no impairment of the indefinite-lived intangibles existed as of the measurement date in 2017. However, future indefinite-lived intangible impairment tests could result in a charge to earnings. We will continue to evaluate indefinite-lived intangibles on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
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

Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different geographical regions. We perform ongoing credit evaluations of the financial condition of our third-party distributors, resellers and other customers and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of December 31, 2017 and 2016 we do not believe we have any significant concentrations of credit risk.
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
Significant Assumptions
Management develops each assumption using relevant Company experience, in conjunction with market-related data for each individual country in which such plans exist. All assumptions are reviewed annually with third-party consultants and adjusted as necessary. The table included below provides the weighted average assumptions used to estimate our defined benefit pension obligations and costs as of and for the years ended 2017 and 2016.

	2017		2016
	U.S.	Int’l	U.S.	Int’l
Benefit Obligation Assumptions
Discount rate	3.75%	2.43%	4.25%	2.63%
Rate of future compensation increase	NM	2.93%	NM	2.76%
Net Periodic Benefit Cost Assumptions
Discount rate	4.25%	2.63%	4.27%	3.44%
Expected long-term return on plan assets	8.00%	7.20%	8.00%	7.25%
Rate of future compensation increase	NM	2.76%	NM	3.29%

NM	Not meaningful. The pension benefits for future service for all the U.S. pension plans are based on years of service and not impacted by future compensation increases.
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

	2017	2016	2015
Expected long-term rate of return on plan assets	7.30%	7.32%	7.38%
Actual rate of return on plan assets	5.70%	12.20%	3.51%
For the recognition of net periodic pension cost, the calculation of the expected return on plan assets is generally derived by applying the expected long-term rate of return to the market-related value of plan assets. The market-related value of plan assets is based on average asset values at the measurement date over the last five years. The use of fair value, rather than a calculated value, could materially affect net periodic pension cost. The weighted average expected long-term rate of return for all of our plan assets to be used in determining net periodic benefit costs for 2018 is estimated at 7.30%. We estimate that every 25 basis point change in the expected return on plan assets impacts the expense by $1 million.
The discount rate reflects our expectation of the present value of expected future cash payments for benefits at the measurement date. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense. We base the discount rate assumption on current investment yields of high-quality fixed income investments during the retirement benefits maturity period. The pension discount rate was determined by considering an interest rate yield curve comprising AAA/AA bonds, with maturities between zero and 30 years, developed by the plan’s actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single-point discount rate matching the plan’s characteristics. Our weighted average discount rate for all pension plans effective January 1, 2018, is 2.58%. We estimate that every 25 basis point change in the discount rate impacts the expense by $1 million.
The rate of future compensation increase assumption reflects our long-term actual experience and future and near-term outlook. Effective January 1, 2018, our expected rate of future compensation is 3.03% for all pension plans. The estimated impact of a 25 basis point change in the expected rate of future compensation is less than $1 million.
The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 8.72% for 2018, decreasing ratably to 4.50% in 2026. An increase or decrease in the health care trend rates by one percent per year would impact the aggregate annual service and interest components by less than $1 million, and impact the benefit obligation by approximately $4 million.
We currently anticipate making contributions to our pension and postretirement benefit plans in the range of $20 million to $30 million during 2018, of which $6 million is expected to be made in the first quarter.
Funded Status
Funded status is derived by subtracting the respective year-end values of the projected benefit obligations from the fair value of plan assets. We estimate that every 25 basis point change in the discount rate impacts the funded status by approximately $31 million.
Fair Value of Plan Assets
The plan assets of our pension plans comprise a broad range of investments, including domestic and foreign equity securities, interests in private equity and hedge funds, fixed income investments, insurance contracts, and cash and cash equivalents.
A portion of our pension benefit plan assets portfolio comprises investments in private equity and hedge funds. The private equity and hedge fund investments are generally measured at net asset value. However, in certain instances, the values reported by the asset managers were not current at the measurement date. Accordingly, we made estimate adjustments to the last reported value where necessary to measure the assets at fair value at the measurement date. These adjustments consider information received from the asset managers, as well as general market information. The adjustment recorded at December 31, 2017 and 2016 for these assets represented less than one percent of total plan assets in each respective year. Asset values for other positions were generally measured using market observable prices. We estimate that a 5% change in asset values will impact funded status by approximately $29 million.
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
Foreign Currency Exchange Rate Risk
We conduct approximately 54% of our business in various locations outside the United States.
Our economic foreign currency risk primarily relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. We may use derivative financial instruments to offset risk related to receipts from customers and payments to suppliers, when it is believed that the exposure will not be limited by our normal operating and financing activities. We enter into currency forward contracts periodically in order to manage the exchange rate fluctuation risk on certain intercompany transactions associated with third party sales and purchases. These risks are also mitigated by natural hedges including the presence of manufacturing facilities outside the United States, global sourcing and other spending which occurs in foreign countries. Our principal foreign currency transaction exposures primarily relate to the Euro, Swedish Krona, Polish Zloty, Canadian Dollar, British Pound, and Australian Dollar. We estimate that a hypothetical 10% movement in foreign currency exchange rates would not have a material economic impact to Xylem’s financial position and results of operations.
Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. Dollar. The translation risk is primarily concentrated in the exchange rate between the U.S. Dollar and the Euro, British Pound, Chinese Yuan, Canadian Dollar, Swedish Krona and Australian Dollar. As the U.S. Dollar strengthens against other currencies in which we transact business, revenue and income will generally be negatively impacted, and if the U.S. Dollar weakens, revenue and income will generally be positively impacted. We estimate that a hypothetical 10% movement of the U.S. Dollar to the various foreign currency exchange rates we translate from, in the aggregate, could have approximately a 5% and 6% impact on Xylem's consolidated revenue and income, respectively, as reported in U.S. Dollars. We expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so, though we continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities and reassess whether there is a need repatriate funds held internationally to support our U.S. operations. Accordingly, we do not expect translation risk to have a material economic impact on our financial position and results of operations.
Interest Rate Risk
As of December 31, 2017, our long term debt portfolio is primarily comprised of four series of fixed-rate senior notes that total $2.1 billion. The senior notes are not exposed to interest rate risk as the bonds are at a fixed-rate until maturity. Based on current interest rate market we do not anticipate material risk associated with our debt refinancing within the target time-frame of completion.
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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Xylem Inc.
Rye Brook, New York

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Xylem Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 23, 2018
We have served as the Company's auditor since 2010.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(In Millions, except per share data)

Year Ended December 31,	2017	2016	2015
Revenue	$4,707	$3,771	$3,653
Cost of revenue	2,856	2,310	2,249
Gross profit	1,851	1,461	1,404
Selling, general and administrative expenses	1,090	915	854
Research and development expenses	180	110	95
Restructuring and asset impairment charges	25	30	6
Operating income	556	406	449
Interest expense	82	70	55
Other non-operating income, net	2	4	—
(Loss)/gain on sale of businesses	(10)	—	9
Income before taxes	466	340	403
Income tax expense	136	80	63
Net income	330	260	340
Less: Net loss attributable to non-controlling interests	(1)	—	—
Net income attributable to Xylem	$331	$260	$340
Earnings per share:
Basic	$1.84	$1.45	$1.88
Diluted	$1.83	$1.45	$1.87
Weighted average number of shares:
Basic	179.6	179.1	180.9
Diluted	180.9	180.0	181.7
Dividends declared per share	$0.7200	$0.6196	$0.5632

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)

Year Ended December 31,	2017	2016	2015
Net income	$330	$260	$340
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	79	(65)	(180)
Foreign currency gain reclassified into net income	—	—	(8)
Net change in derivative hedge agreements:
Unrealized gain (loss)	9	—	(22)
Amount of (gain) loss reclassified into net income	(5)	(2)	20
Net change in postretirement benefit plans:
Net (loss) gain	(19)	(20)	23
Prior service credit	1	1	1
Amortization of prior service credit cost	(3)	(3)	(3)
Amortization of net actuarial loss into net income	13	13	18
Settlement	1	—	—
Foreign currency translation adjustment	(18)	19	21
Other comprehensive income (loss), before tax	58	(57)	(130)
Income tax (benefit) expense related to other comprehensive loss	(50)	23	9
Other comprehensive income (loss), net of tax	108	(80)	(139)
Comprehensive income	$438	$180	$201

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, except per share amounts)

December 31,	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$414	$308
Receivables, less allowances for discounts, returns and doubtful accounts of $35 and $30 in 2017 and 2016, respectively	956	843
Inventories	524	522
Prepaid and other current assets	177	166
Total current assets	2,071	1,839
Property, plant and equipment, net	643	616
Goodwill	2,768	2,632
Other intangible assets, net	1,168	1,201
Other non-current assets	210	186
Total assets	$6,860	$6,474
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$549	$457
Accrued and other current liabilities	551	521
Short-term borrowings and current maturities of long-term debt	—	260
Total current liabilities	1,100	1,238
Long-term debt, net	2,200	2,108
Accrued postretirement benefits	442	408
Deferred income tax liabilities	252	352
Other non-current accrued liabilities	347	161
Total liabilities	4,341	4,267
Commitment and Contingencies (Note 18)
Stockholders’ equity:
Common stock — par value $0.01 per share:
Authorized 750.0 shares, issued 192.3 and 191.4 shares in 2017 and 2016, respectively	2	2
Capital in excess of par value	1,912	1,876
Retained earnings	1,227	1,033
Treasury stock – at cost 12.4 shares and 11.9 shares in 2017 and 2016, respectively	(428)	(403)
Accumulated other comprehensive loss	(210)	(318)
Total stockholders’ equity	2,503	2,190
Non-controlling interest	16	17
Total equity	2,519	2,207
Total liabilities and stockholders’ equity	$6,860	$6,474

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions)

Year Ended December 31,	2017	2016	2015
Operating Activities
Net income	$330	$260	$340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	109	87	88
Amortization	125	64	45
Deferred income taxes	(33)	14	(9)
Share-based compensation	21	18	15
Restructuring and asset impairment charges	25	30	6
Loss/(gain) from sale of businesses	10	—	(9)
Other, net	19	6	12
Payments for restructuring	(28)	(16)	(14)
Contributions to postretirement benefit plans	(33)	(27)	(25)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(79)	(6)	(24)
Changes in inventories	27	(15)	23
Changes in accounts payable	50	61	20
Changes in accrued liabilities	28	13	(11)
Changes in accrued taxes	104	(13)	(3)
Net changes in other assets and liabilities	11	21	10
Net Cash — Operating activities	686	497	464
Investing Activities
Capital expenditures	(170)	(124)	(117)
Proceeds from the sale of property, plant and equipment	1	1	—
Acquisitions of businesses and assets, net of cash acquired	(33)	(1,782)	(18)
Proceeds from sale of businesses	16	—	1
Cash received from investments	10	—	—
Cash paid for investments	(11)	—	—
Other, net	6	19	2
Net Cash — Investing activities	(181)	(1,886)	(132)
Financing Activities
Short-term debt issued	—	274	—
Short-term debt repaid, net	(282)	(80)	(3)
Long-term debt issued, net	—	1,540	—
Long-term debt repaid	—	(608)	—
Repurchase of common stock	(25)	(4)	(179)
Proceeds from exercise of employee stock options	16	24	21
Excess tax benefit from share based compensation	—	—	2
Dividends paid	(130)	(112)	(102)
Other, net	—	—	(1)
Net Cash — Financing activities	(421)	1,034	(262)
Effect of exchange rate changes on cash	22	(17)	(53)
Net change in cash and cash equivalents	106	(372)	17
Cash and cash equivalents at beginning of year	308	680	663
Cash and cash equivalents at end of year	$414	$308	$680
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$78	$49	$52
Income taxes (net of refunds received)	$57	$78	$75

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Millions, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2014	$2	$1,796	$648	$(99)	$(220)	$—	$2,127
Net income			340				340
Other comprehensive loss, net				(139)			(139)
Dividends declared ($0.5632 per share)			(103)				(103)
Stock incentive plan activity		38					38
Repurchase of common stock					(179)		(179)
Balance at December 31, 2015	$2	$1,834	$885	$(238)	$(399)	$—	$2,084
Net income			260				260
Other comprehensive loss, net				(80)			(80)
Dividends declared ($0.6196 per share)			(112)				(112)
Stock incentive plan activity		42					42
Repurchase of common stock					(4)		(4)
Acquisition activity						17	17
Balance at December 31, 2016	$2	$1,876	$1,033	$(318)	$(403)	$17	$2,207
Cumulative effect of change in accounting principle			(7)				(7)
Net income			331			(1)	330
Other comprehensive income, net				108			108
Dividends declared ($.72 per share)			(130)				(130)
Stock incentive plan activity		36			(5)		31
Repurchase of common stock					(20)		(20)
Balance at December 31, 2017	$2	$1,912	$1,227	$(210)	$(428)	$16	$2,519

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
As previously announced, in the second quarter of 2017 we implemented an organizational redesign by moving Xylem’s Analytics business from our Water Infrastructure segment to combine it with our Sensus and Visenti businesses, which were acquired in the fourth quarter of 2016, to form Measurement & Control Solutions. We believe that the combination of these businesses will enhance our focus on advanced sensing technologies and will lead to operating efficiencies by integrating the supply chain process and moving to a leaner functional structure. Accordingly, our reportable segments have changed. Beginning with the second quarter of 2017, the Company now reports the financial position and results of operations of its Analytics, Sensus and Visenti businesses as one new reportable segment, which is called Measurement & Control Solutions. Our Water Infrastructure reportable segment no longer includes the results of our Analytics business. The Company has recast certain historical amounts between the Company's Water Infrastructure and Measurement & Control Solutions reportable segments, however this change had no impact on the Company's historical consolidated financial position or results of operations. The recast financial information does not represent a restatement of previously issued financial statements. Our Applied Water reportable segment remains unchanged.
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
Due to U.S. Tax Reform, we have recorded provisional amounts of foreign withholding taxes and state income taxes on earnings that are expected to be repatriated to the U.S. parent. The Company intends to distribute a portion of the earnings taxed under the Tax Cuts and Jobs Act (the "Tax Act"). We have not recorded any deferred taxes on the amounts that the Company currently does not intend to distribute as the determination of any deferred taxes on this amount is not practicable.
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
Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different geographical regions. We perform ongoing credit evaluations of the financial condition of our third-party distributors, resellers and other customers and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of December 31, 2017 and 2016 we do not believe we have any significant concentrations of credit risk.
Inventories
Inventories, which include the costs of material, labor and overhead, are stated at the lower of cost or net realizable value using the first in, first out ("FIFO") method. Estimated losses from obsolete and slow-moving inventories are recorded to reduce inventory values to their estimated net realizable value. Our manufacturing operations recognize costs of sales using standard costs with full overhead absorption, which generally approximates actual cost.
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
Goodwill and indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually (or more frequently if impairment indicators arise, such as changes to the reporting unit structure, significant adverse changes in the business climate or an adverse action or assessment by a regulator). We conduct our annual impairment testing on the first day of our fourth quarter. For goodwill, the estimated fair value of each reporting unit is compared to the carrying value of the net assets assigned to that reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, then an impairment charge is recognized for that excess up to the amount of recorded goodwill. We estimate the fair value of our reporting units and indefinite-lived intangible assets using an income approach. Under the income approach, we estimate fair value based on the present value of estimated future cash flows discounted at an appropriate rate.
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
Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2017 and 2016 were uninsured. Foreign cash balances at December 31, 2017 and 2016 were $373 million and $242 million, respectively.
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
Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In February 2018, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the reclassification of certain tax impacts from Accumulated Other Comprehensive Income ("AOCI"). The amendment allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The guidance also requires certain disclosures related to stranded tax effects. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted.  The guidance may be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We are evaluating the impact of the guidance on our financial condition and results of operations.
In August 2017, the FASB issued amended guidance on hedging activities. The amendment better aligns a company’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying for hedging relationships and the presentation of hedge results. Specifically, the guidance:

(1)	Eliminates the concept of recognizing periodic hedge ineffectiveness for cash flow and net investment hedges

(2)	Eliminates the benchmark interest rate concept of variable - rate instruments in cash flow hedges and allows companies to designate the contractually specified interest rate as the hedged risk

(3)	Requires a company to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported

(4)	Provides the ability to perform subsequent hedge effectiveness tests qualitatively
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
In May 2014, the FASB issued guidance on recognizing revenue from contracts with customers. The guidance outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the model is that an entity recognizes revenue to portray the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also expands disclosure requirements regarding revenue recognition. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017 and may be applied retrospectively to each prior period presented or using a modified retrospective approach with the cumulative effect recognized as of the date of initial application. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. We adopted this guidance effective January 1, 2018 using the modified retrospective approach. The adoption of this guidance did not have a material impact on our financial condition or results of operations.
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
Note 3. Acquisitions and Divestitures
Pure Technologies
On January 31, 2018, we acquired all the issued and outstanding shares of Pure Technologies Ltd. (“Pure”), a leader in intelligent leak detection and condition assessment solutions for water distribution networks. In connection with this acquisition we had cash disbursements of approximately $415 million, net of cash received. Pure, headquartered in Calgary, Canada, has approximately 500 employees and annual revenue in accordance with International Financial Reporting Standards of approximately $100 million. Due to the timing of this transaction, purchase accounting has just commenced and is preliminary.
2017 Acquisitions and Divestitures
Acquisition Activity
During 2017 we spent approximately $33 million on acquisition activity, including the acquisition of EmNet LLC (“EmNet”), a developer of software and data analytics solutions for municipalities.
Divestitures
On October 31, 2017, we divested our Flowtronex and Water Equipment Technologies (WET) businesses for $6M. The sale resulted in a gain of approximately $1 million, which is reflected in gain from sale of business in our Condensed Consolidated Income Statement. The business, which was part of our Applied Water segment, provided turf and reverse osmosis packages to customers in the agricultural and industrial sectors. The business reported approximately $9M of revenue in the first 10 months of the year.

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

Assets Held for Sale
During the fourth quarter of 2017 two of our businesses qualified as held for sale treatment. Accordingly an estimated loss of $16 million was recognized.
2016 Acquisition
Sensus Worldwide Limited
On October 31, 2016, we acquired all of the outstanding equity interests of Sensus Worldwide Limited (other than Sensus Industries Limited) (“Sensus”) effective October 31, 2016 for $1,766 million ($1,710 million net of cash acquired), including a $6 million payment in 2017 for a working capital adjustment. Sensus develops advanced technology solutions that enable intelligent use and conservation of critical water and energy resources. Sensus' major products include smart metering, networked communications, measurement and control technologies, software and services including cloud-based analytics, remote monitoring and data management. The Company acquired Sensus because it believes that, within its market category, its products have superior qualities and usefulness to customers. The Company also acquired Sensus on the strength of its developed technology that we plan to leverage across our existing base of products and customers.

Acquisition costs of $19 million were reflected as a component of selling, general and administrative expenses in our Consolidated Income Statements.

Sensus results of operations were consolidated with the Company effective November 1, 2016 and it is part of the Measurement & Control Solutions segment. Refer to Note 20 "Segment and Geographic Data" for Measurement & Control Solutions segment information.

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

Visenti Pte. Ltd
On October 18, 2016, we acquired Visenti Pte. Ltd. (“Visenti”), a smart water analytics company focused on leak detection and pressure monitoring solutions to help water utilities manage their water networks for $8 million. Visenti, a privately-owned company headquartered in Singapore, has approximately 25 employees. Our consolidated financial statements include Visenti's results of operations prospectively from October 18, 2016 within the Measurement & Control Solutions segment.
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
Note 4. Restructuring and Asset Impairment Charges
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position ourselves based on the economic environment and customer demand. During 2017, 2016 and 2015, the costs incurred primarily relate to an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Applied Water,Water Infrastructure, and Measurement & Control Solutions segments, as well as Corporate headcount reductions. The components of restructuring charges incurred during each of the previous three years ended are presented below.

	Year Ended December 31,
(in millions)	2017	2016	2015
By component:
Severance and other charges	$20	$28	$7
Lease related charges	—	2	—
Other restructuring charges	2	1	—
Reversal of restructuring accruals	(2)	(1)	(1)
Total restructuring charges	20	30	6
Asset impairment charges	5	—	—
Total restructuring and asset impairment charges	25	30	6

By segment:
Water Infrastructure	$7	$12	$4
Applied Water	13	10	1
Measurement & Control Solutions	5	6	1
Corporate and other	—	2	—

Restructuring
The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Balance Sheets within accrued and other current liabilities, for the years ended December 31, 2017 and 2016.

(in millions)	2017	2016
Restructuring accruals - January 1	$15	$3
Restructuring charges	20	30
Cash payments	(28)	(16)
Foreign currency and other	—	(2)
Restructuring accruals - December 31	$7	$15

By segment:
Water Infrastructure	$1	$2
Applied Water	1	5
Measurement & Control Solutions	2	4
Regional selling locations (a)	3	2
Corporate and other	—	2

(a)
Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following is a rollforward of employee position eliminations associated with restructuring activities for the years ended December 31, 2017 and 2016.

	2017	2016
Planned reductions - January 1	188	82
Additional planned reductions	151	612
Actual reductions and reversals	(292)	(506)
Planned reductions - December 31	47	188

The following table presents expected restructuring spend:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2017:
Total expected costs	$19	$12	$2	$1	$34
Costs incurred during 2017	5	4	2	—	11
Total expected costs remaining	$14	$8	$—	$1	$23

Actions Commenced in 2016:
Total expected costs	$13	$14	$10	$2	$39
Costs incurred during 2016	11	10	6	2	29
Costs incurred during 2017	2	4	3	—	9
Total expected costs remaining	$—	$—	$1	$—	$1

Actions Commenced in 2015:
Total expected costs	$4	$1	$1	$—	$6
Costs incurred during 2015	3	1	1	—	5
Costs incurred during 2016	1	—	—	—	1
Total expected costs remaining	$—	$—	$—	$—	$—

The Water Infrastructure, Applied Water, Measurement & Control Solutions, and Corporate actions commenced in 2017 consist primarily of severance charges and are expected to continue through the end of 2019. The Water Infrastructure, Applied Water, Measurement & Control Solutions and Corporate actions commenced in 2016 consist primarily of severance charges and are largely complete. The Water Infrastructure, Applied Water and Measurement & Control Solutions actions commenced in 2015 consist primarily of severance charges and are complete.
Asset Impairment Charges
During the first quarter of 2017 we determined that certain assets within our Applied Water segment, including a tradename, were impaired. Accordingly we recognized an impairment charge of $5 million. Refer to Note 10, "Goodwill and Other Intangible Assets," for additional information.
Note 5. Other Non-Operating Income, Net
The components of other non-operating income, net are as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Interest income	$3	$2	$2
Income from joint ventures	3	3	3
Other expense – net	(4)	(1)	(5)
Total other non-operating income, net	$2	$4	$—

Note 6. Income Taxes
The source of pre-tax income and the components of income tax expense are as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Income components:
Domestic	$162	$80	$116
Foreign	304	260	287
Total pre-tax income	$466	$340	$403
Income tax expense components:
Current:
Domestic – federal	$109	$19	$32
Domestic – state and local	9	5	6
Foreign	51	42	34
Total Current	169	66	72
Deferred:
Domestic – federal	$(29)	$19	$1
Domestic – state and local	10	1	1
Foreign	(14)	(6)	(11)
Total Deferred	(33)	14	(9)
Total income tax provision	$136	$80	$63
Effective income tax rate	29.2%	23.5%	15.6%

Reconciliations between taxes at the U.S. federal income tax rate and taxes at our effective income tax rate on earnings before income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes	1.6	0.8	1.0
Settlements of tax examinations	1.6	(6.4)	0.5
Valuation allowance	3.3	18.5	8.6
Tax exempt interest	(10.6)	(14.3)	(13.1)
Foreign tax rate differential	(6.7)	(7.9)	(7.2)
Repatriation of foreign earnings, net of foreign tax credits	37.0	5.9	0.2
Tax incentives	(6.6)	(8.9)	(7.8)
Other – net	(2.5)	0.8	(1.6)
Rate change	(22.9)	—	—
Effective income tax rate	29.2%	23.5%	15.6%

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

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the Consolidated Balance Sheets:

	December 31,
(in millions)	2017	2016
Deferred tax assets:
Employee benefits	$108	$126
Accrued expenses	34	53
Loss and other tax credit carryforwards	419	387
Inventory	8	6
Other	24	—
	593	572
Valuation allowance	(350)	(311)
Net deferred tax asset	$243	$261
Deferred tax liabilities:
Intangibles	$300	$434
Investment in foreign subsidiaries	20	4
Property, plant, and equipment	57	61
Other	49	48
Total deferred tax liabilities	$426	$547

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize existing deferred tax assets. On the basis of this evaluation, as of December 31, 2017, a valuation allowance of $350 million has been established to reduce the deferred income tax asset related to certain U.S. and foreign net operating losses and U.S. and foreign capital loss carryforwards.
A reconciliation of our valuation allowance on deferred tax assets is as follows:

(in millions)	2017	2016	2015
Valuation allowance — January 1	$311	$248	$427
Change in assessment (a)	(28)	17	(5)
Current year operations	48	38	39
Foreign currency and other (b)	19	(32)	(213)
Acquisitions	—	40	—
Valuation allowance — December 31	$350	$311	$248

(a)
Decrease in assessment in 2017 is primarily attributable to Foreign Tax Credit utilization resulting from the Tax Act. Increase in assessment in 2016 is primarily attributable to Foreign Tax Credits resulting from additional indebtedness from the Sensus acquisition.

(b) Included in foreign currency and other in 2015 is the reduction of a net operating loss that was subject to a valuation allowance of $176 million.

Deferred taxes are classified net of unrecognized tax benefits in the Consolidated Balance Sheets as follows:

	December 31,
(in millions)	2017	2016
Non-current assets	$69	$66
Non-current liabilities	(252)	(352)
Total net deferred tax liabilities	$(183)	$(286)

Tax attributes available to reduce future taxable income begin to expire as follows:

(in millions)	December 31, 2017	First Year of Expiration
U.S. net operating loss	$8	December 31, 2024
State net operating loss	124	December 31, 2017
U.S. tax credits	12	December 31, 2024
State tax credits	2	Indefinitely
Foreign net operating loss	1,523	December 31, 2018

The Company intends to distribute a portion of the earnings taxed under the Tax Act and, as of December 31, 2017, has provided a provisional deferred tax liability of $20 million for foreign withholding taxes and state income taxes on $769 million of earnings expected to be repatriated to the U.S. parent. The Company currently does not intend to distribute approximately $2 billion taxed under the Tax Act, and has not recorded any deferred taxes related to such amounts as the determination of the amount is not practicable.
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

(in millions)	2017	2016	2015
Unrecognized tax benefits — January 1	$67	$47	$44
Current year tax positions	56	12	4
Prior year tax positions	7	(22)	1
Acquisitions	—	30	—
Settlements	—	—	(2)
Unrecognized tax benefits — December 31	$130	$67	$47

The amount of unrecognized tax benefits at December 31, 2017 which, if ultimately recognized, will reduce our annual effective tax rate is $130 million. We do not believe that the unrecognized tax benefits will significantly change within the next 12 months.
The following table summarizes our earliest open tax years by major jurisdiction:

Jurisdiction	Earliest Open Year
Italy	2012
Luxembourg	2014
Sweden	2012
Germany	2010
United Kingdom	2010
United States	2014
Switzerland	2012

We classify interest relating to unrecognized tax benefits as a component of other non-operating (expense) income, net and tax penalties as a component of income tax expense in our Consolidated Income Statements. The amount of accrued interest relating to unrecognized tax benefits as of December 31, 2017 and 2016 was $4 million.
Tax Act
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated foreign earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
The SEC staff issued SAB118, which expresses views of the staff regarding application of ASC740 in the reporting period that includes December 22, 2017. SAB118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to record a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
We are still performing our accounting for the tax effects of the Tax Act because all the necessary information is not currently available, prepared, or analyzed. As permitted by SAB118, we have made a reasonable estimate of the effects of the Tax Act on our financial results (see below). As we perform our analysis of the accounting for the tax effects of enactment of the Tax Act, we will recognize additional provisional amounts or adjustments to provisional amounts as discrete items in the periods in which the respective analyses are performed.
In connection with our initial analysis of the impact of the Tax Act, we have recorded a provisional tax expense of $46 million as a discrete item. This net income tax expense primarily consists of a provisional tax benefit for the corporate tax rate reduction of $107 million and a provisional tax expense for the repatriation transition tax of $153 million. For various reasons that are discussed in detail below, we have completed our accounting for the income tax effects of certain elements of the Tax Act, and therefore, have recorded provisional estimates related to these items. For certain items, a provisional estimate could not be determined, and therefore, we have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.
Our accounting for the following elements of the Tax Act is incomplete. However, we were able to make reasonable estimates for these elements and, therefore, recorded provisional adjustments as follows:
Reduction of U.S. federal corporate tax rate: The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we have adjusted our deferred taxes to account for the rate change, and have recorded a provisional decrease related to net deferred tax liabilities (DTLs) of $107 million, respectively, with a corresponding net adjustment to deferred tax benefit for the year ended December 31, 2017. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities.
Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain foreign subsidiaries. To determine the amount of the Transition Tax, we determined in addition to other factors, the amount of post 1986 E&P of the relevant subsidiaries, as well as the amount of the non-U.S. income taxes paid on such earnings. We are able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax liability of $153 million. This provisional amount may materially change due to additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.
Our accounting for the following elements of the Tax Act is incomplete, and we have not yet been able to make reasonable estimates of the effects. Therefore, no provisional adjustments were recorded as of December 31, 2017.
Global intangible low taxed income (GILTI): The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.
Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC740. According to clarifications from FASB, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period-expense when incurred (the “period cost method”) or (2) factoring such amounts into measurement of deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine any future U.S. inclusions in taxable income related to GILTI and the related impact. Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business, we are not yet able to reasonably estimate the effects of this provision of the Tax Act. Therefore, as of December 31, 2017, we have not made any adjustments related to potential GILTI tax in our financial statements and have not yet made a policy decision regarding whether to record deferred taxes on GILTI.
Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share.

	Year Ended December 31,
	2017	2016	2015
Net income attributable to Xylem (in millions)	$331	$260	$340
Shares (in thousands):
Weighted average common shares outstanding	179,602	179,069	180,854
Add: Participating securities (a)	27	37	39
Weighted average common shares outstanding — Basic	179,629	179,106	180,893
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	712	499	465
Dilutive effect of restricted stock units and performance share units	516	433	379
Weighted average common shares outstanding — Diluted	180,857	180,038	181,737
Basic earnings per share	$1.84	$1.45	$1.88
Diluted earnings per share	$1.83	$1.45	$1.87

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

	Year Ended December 31,
(in thousands)	2017	2016	2015
Stock options	1,626	1,892	2,616
Restricted stock units	379	514	723
Performance share units	504	373	181

Note 8. Inventories
The components of total inventories are summarized as follows:

	December 31,
(in millions)	2017	2016
Finished goods	$223	$220
Work in process	42	42
Raw materials	259	260
Total inventories	$524	$522

Note 9. Property, Plant and Equipment
The components of total property, plant and equipment, net are as follows:

	December 31,
(in millions)	2017	2016
Land, buildings and improvements	$329	$299
Machinery and equipment	799	731
Equipment held for lease or rental	241	218
Furniture and fixtures	101	95
Construction work in progress	85	76
Other	21	19
Total property, plant and equipment, gross	1,576	1,438
Less accumulated depreciation	933	822
Total property, plant and equipment, net	$643	$616

Depreciation expense was $109 million, $87 million, and $88 million for 2017, 2016, and 2015, respectively.
Note 10. Goodwill and Other Intangible Assets
Changes in the carrying value of goodwill by reportable segment during the years ended December 31, 2017 and 2016 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Balance as of December 31, 2015	$660	$518	$406	$1,584
Activity in 2016
Acquired (a)	—	—	1,106	1,106
Foreign currency and other	(20)	(13)	(25)	(58)
Balance as of December 31, 2016	$640	$505	$1,487	$2,632
Activity in 2017
Divested/acquired	—	(3)	10	7
Foreign currency and other	27	24	78	129
Balance as of December 31, 2017	$667	$526	$1,575	$2,768

(a)
On February 1, 2016, we acquired Tideland and recorded $38 million of goodwill. On October 18, 2016, we acquired Visenti and recorded $6 million of goodwill. On October 31, 2016, we acquired Sensus and recorded $1,062 million of goodwill. Refer to Note 3, "Acquisitions and Divestitures" for additional information.

During the fourth quarter of 2017, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were in excess of each of their carrying values. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

Other Intangible Assets
Information regarding our other intangible assets is as follows:

(in millions)	December 31, 2017			December 31, 2016
	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$906	$(241)	$665	$891	$(168)	$723
Proprietary technology and patents	163	(75)	88	156	(61)	95
Trademarks	138	(37)	101	139	(23)	116
Software	277	(130)	147	218	(118)	100
Other	26	(20)	6	26	(13)	13
Indefinite-lived intangibles	161	—	161	154	—	154
Other intangibles	$1,671	$(503)	$1,168	$1,584	$(383)	$1,201

We determined that no impairment of the indefinite-lived intangibles existed as of the measurement date of our annual impairment assessment in 2017 or 2016. Future impairment tests could result in a charge to earnings. We will continue to evaluate the indefinite-lived intangible assets on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
Customer and distributor relationships, proprietary technology and patents, trademarks, software and other are amortized over weighted average lives of approximately 14 years, 16 years, 12 years, 5 years and 5 years, respectively.
Total amortization expense for intangible assets was $125 million, $64 million, and $45 million for 2017, 2016 and 2015, respectively.
Estimated amortization expense for each of the five succeeding years is as follows:

(in millions)
2018	$121
2019	116
2020	107
2021	91
2022	86

During the first quarter of 2017 we determined that the intended use of a finite lived trade name within our Applied Water segment had changed. Accordingly we recorded a $4 million impairment charge. The charge was calculated using the income approach, which is considered a Level 3 input for fair value measurement, and is reflected in "Restructuring and asset impairment charges" in our Consolidated income Statements.
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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty, and Australian Dollar. We had foreign exchange contracts with purchase notional amounts totaling $455 million as of December 31, 2017. As of December 31, 2017, our most significant foreign currency derivatives included contracts to purchase Swedish Krona and sell Euro, sell U.S. Dollar and purchase Euro, sell British Pound and purchase Euro, purchase Polish Zloty and sell Euro, purchase U.S. Dollar and sell Canadian Dollar and to sell Canadian Dollar and purchase Euro. The purchase notional amounts associated with these currency derivatives were $149 million, $147 million, $66 million, $34 million, $28 million and $25 million, respectively. As of December 31, 2016 we did not hold any foreign exchange contracts.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross Currency Swaps
Beginning in 2015, we entered into cross currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. The total notional amount of derivative instruments designated as net investment hedges was $446 million and $391 million as of December 31, 2017 and 2016, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $592 million and $517 million as of December 31, 2017 and 2016, respectively, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.
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

	Year Ended December 31,
(in millions)	2017	2016	2015
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) gain recognized in OCI (a)	$9	$—	$(5)
Amount of (gain) loss reclassified from OCI into revenue (a)	(6)	(2)	19
Amount of loss reclassified from OCI into cost of revenue (a)	1	—	1

Derivatives in Net Investment Hedges
Cross Currency Swaps
Amount of (loss) gain recognized in OCI (a)	$(53)	$19	$(17)
Foreign Currency Denominated Debt
Amount of (loss) gain recognized in OCI (a)	$(74)	$28	$—
Forward Contracts
Amount of gain recognized in OCI (a)	$—	$9	$—

(a)	Effective portion
As of December 31, 2017, $3 million of the net gains on cash flow hedges is expected to be reclassified into earnings in the next 12 months. The ineffective portion of the change in fair value of a cash flow hedge is excluded from effectiveness testing and is recognized immediately in selling, general and administrative expenses in the Consolidated Income Statements and was not material for 2017, 2016, and 2015.
As of December 31, 2017, no gains or losses on the net investment hedges are expected to be reclassified into earnings over the next 12 months. The net investment hedges did not experience any ineffectiveness for 2017.

The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.

The fair values of our derivative contracts currently included in our hedging program were as follows:

	December 31,
(in millions)	2017	2016
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Other current assets	$3	$—
Liabilities
Cash Flow Hedges
Other current liabilities	(1)	—
Net Investment Hedges
Other non-current liabilities	(64)	(6)

The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $638 million and $555 million as of December 31, 2017 and 2016, respectively.

Note 12. Accrued and Other Current Liabilities

	December 31,
(in millions)	2017	2016
Compensation and other employee-benefits	$203	$182
Customer-related liabilities	119	80
Accrued warranty costs	55	64
Accrued taxes	75	63
Other accrued liabilities	99	132
Total accrued and other current liabilities	$551	$521

Note 13. Credit Facilities and Long-Term Debt
Total debt outstanding is summarized as follows:

	December 31,
(in millions)	2017	2016
4.875% Senior Notes due 2021 (a)	600	600
2.250% Senior Notes due 2023 (a)	597	522
3.250% Senior Notes due 2026 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Commercial paper	—	65
Research and development facility agreement	—	38
Research and development finance contract	125	110
Term loan	—	157
Debt issuance costs and unamortized discount (b)	(22)	(24)
Total debt	2,200	2,368
Less: short-term borrowings and current maturities of long-term debt	—	260
Total long-term debt	$2,200	$2,108

(a)
The fair value of our Senior Notes (as defined below) was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2021 (as defined below) was $648 million and $651 million as of December 31, 2017 and 2016, respectively. The fair value of our Senior Notes due 2023 (as defined below) was $638 million and $555 million as of December 31, 2017 and 2016, respectively. The fair value of our Senior Notes due 2026 (as defined below) was $498 million and $487 million as of December 31, 2017 and 2016, respectively. The fair value of our Senior Notes due 2046 (as defined below) was $431 million and $397 million as of December 31, 2017 and 2016, respectively.

(b)
The debt issuance costs and unamortized discount is recognized as a reduction in the carrying value of the Senior Notes in the Consolidated Balance Sheets and is being amortized to interest expense in our Consolidated Income Statements over the expected remaining terms of the Senior Notes.

Senior Notes
On September 20, 2011, we issued 4.875% Senior Notes of $600 million aggregate principal amount due October 2021 (the "Senior Notes due 2021"). On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023 (the "Senior Notes due 2023"). On October 11, 2016, we issued 3.250% Senior Notes of $500 million aggregate principal amount due October 2026 (the “Senior Notes due 2026”) and 4.375% Senior Notes of $400 million aggregate principal amount due October 2046 (the “Senior Notes due 2046” and, together with the Senior Notes due 2021, the Senior Notes due 2023 and the Senior Notes due 2026, the “Senior Notes”).
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
Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year beginning on May 1, 2017. As of December 31, 2017, we were in compliance with all covenants for the Senior Notes.
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
In accordance with the terms of an amendment to the Credit Facility dated August 30, 2016, we may not exceed a maximum leverage ratio of 4.00 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) for a period of 12-months following the Sensus acquisition and a maximum leverage ratio of 3.50 to 1.00 through the rest of the term. The Credit Facility also contains limitations on, among other things, incurring secured debt, granting liens, entering into sale and leaseback transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of December 31, 2017 the Credit Facility was undrawn and we are in compliance with all covenants.
European Investment Bank - R&D Finance Contract
On October 28, 2016, the Company entered into a Finance Contract (the “Finance Contract”) with the European Investment Bank (the “EIB”). The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the Finance Contract and Xylem Inc. is the Guarantor.  The Finance Contract provides for up to €105 million (approximately $125 million) to finance research, development and innovation projects in the field of sustainable water and wastewater solutions during the period from 2017 through 2019 in Sweden, Germany, Italy, UK, Hungary and Austria. The Company has unconditionally guaranteed the performance of the borrowers under the Finance Contract. Under the Finance Contract, the borrowers are able to draw loans on or before April 28, 2018, with a maturity of no longer than 11 years.
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
Both the Finance Contract and the R&D Facility Agreement provide for fixed rate loans and floating rate loans. Under the Finance Contract, the interest rate per annum applicable to fixed rate loans is at a fixed percentage rate per annum specified by the EIB which includes the applicable margin. The interest rate per annum applicable to floating rate loans is at the rate determined by reference to EURIBOR for loans drawn in Euros and LIBOR for loans drawn in Pounds Sterling or U.S. Dollars, plus an applicable spread specified by the EIB which includes the applicable margin. The applicable margin is 59 basis points (0.59%). As of December 31, 2017 and December 31, 2016, $125 million and $110 million were outstanding under the Finance Contract, respectively.
European Investment Bank - R&D Facility Agreement

On December 3, 2015, the Company amended and restated its Risk Sharing Finance Facility Agreement (the "R&D Facility Agreement") with the EIB to amend the maturity date. The Facility provides an aggregate principal amount of up to €120 million (approximately $143 million) to finance research projects and infrastructure development in the European Union. The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the R&D Facility Agreement. The obligations of the borrowers under the R&D Facility Agreement are guaranteed by the Company under an Amended and Restated Deed of Guarantee, dated as of December 4, 2013, in favor of the EIB.
Under the R&D Facility Agreement, the borrower was able to draw loans on or before March 31, 2016 with a maturity of no longer than 12 years. As of December 31, 2017 and December 31, 2016 $0 million and $38 million were outstanding, respectively, under the R&D Facility Agreement. On December 15, 2017, the R&D Facility Agreement was settled for $44 million.
Term Loan Facility
On October 24, 2016, the Company’s subsidiary, Xylem Europe GmbH (the “borrower”) entered into a 12-month €150 million term loan facility (the “Term Facility”) the terms of which are set forth in a term loan agreement, among the borrower, the Company, as parent guarantor and ING Bank.  The Company has entered into a parent guarantee in favor of ING Bank also dated October 24, 2016 to secure all present and future obligations of the borrower under the Term Loan Agreement.  The Term Facility was used to partially fund the acquisition of Sensus. As of December 31, 2016, $157 million was outstanding under the Term Loan Facility. The Term Facility matured on October 26, 2017.
Commercial Paper
Our commercial paper program generally serves as a means of short-term funding and has a combined outstanding limit of $600 million inclusive of the Five-Year Revolving Credit Facility. As of December 31, 2017, none of the Company's $600 million commercial paper program was outstanding. As of December 31, 2016, $65 million of the Company's $600 million commercial paper program was outstanding at a weighted average interest rate of 1.12%. We will periodically borrow under this program and may borrow under it in future periods.
Note 14. Postretirement Benefit Plans
Defined contribution plans – Xylem and certain of our subsidiaries maintain various defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Several of the plans require us to match a percentage of the employee contributions up to certain limits, generally between 3.0% – 7.0% of employee eligible pay. Xylem’s U.S. plan also provides for transition credits for eligible U.S. employees for the first five years after the Spin-off to supplement retirement benefits in the absence of a defined benefit plan. Age plus years of eligible service greater than or equal to 60, entitles an employee to transition credits. The liability for transition credits was approximately $0 million and $1 million at December 31, 2017 and 2016, respectively. Matching obligations, the majority of which were funded in cash in connection with the plans, along with transition credits and other company contributions are as follows:

(in millions)	Defined Contribution
2017	38
2016	35
2015	32

The Xylem Stock Fund, an investment option under the defined contribution plan in which Company employees participate is considered an Employee Stock Ownership Plan. As a result, participants in the Xylem Stock Fund may receive dividends in cash or may reinvest such dividends into the Xylem Stock Fund. Company employees held approximately 344 thousand and 391 thousand shares of Xylem Inc. common stock in the Xylem Stock Fund at December 31, 2017 and 2016, respectively.
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
During 2017 and 2016, we made several amendments to plans that had no material impact to the Company's financial statements.

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

(in millions)	December 31, 2017			December 31, 2016
	Pension	Other	Total	Pension	Other	Total
Fair value of plan assets	$628	$—	$628	$562	$—	$562
Projected benefit obligation	(950)	(55)	(1,005)	(854)	(64)	(918)
Funded status	$(322)	$(55)	$(377)	$(292)	$(64)	$(356)
Amounts recognized in the balance sheet
Other non-current assets	$81	$—	$81	$67	$—	$67
Accrued and other current liabilities	(13)	(3)	(16)	(11)	(4)	(15)
Accrued postretirement benefits	(390)	(52)	(442)	(348)	(60)	(408)
Net amount recognized	$(322)	$(55)	$(377)	$(292)	$(64)	$(356)
Accumulated other comprehensive income (loss):
Net actuarial losses	$(251)	$(24)	$(275)	$(220)	$(32)	$(252)
Prior service credit	(1)	12	11	1	12	13
Total	$(252)	$(12)	$(264)	$(219)	$(20)	$(239)

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
The net actuarial loss included in accumulated other comprehensive income at the end of 2017 and expected to be recognized in net periodic benefit cost during 2018 is $14 million ($11 million, net of tax). The prior service credit included in accumulated other comprehensive income to be recognized in 2018 is $4 million ($3 million, net of tax).

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit domestic and international pension plans were:

	Domestic Plans		International Plans
	December 31,		December 31,
(in millions)	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$100	$86	$754	$693
Service cost	3	3	12	10
Interest cost	4	4	21	21
Benefits paid	(5)	(4)	(30)	(26)
Actuarial loss (gain)	5	(2)	10	52
Plan amendments, settlements and curtailments	1	(1)	(2)	(1)
Acquisitions	—	13	—	83
Foreign currency translation/Other	(1)	1	78	(78)
Benefit obligation at end of year	$107	$100	$843	$754
Change in plan assets:
Fair value of plan assets at beginning of year	$69	57	$493	$502
Employer contributions	10	4	20	20
Actual return on plan assets	10	4	21	64
Benefits paid	(5)	(4)	(30)	(26)
Plan amendments, settlements and curtailments	—	—	(3)	—
Acquisitions	—	9	—	—
Foreign currency translation/Other	—	(1)	43	(67)
Fair value of plan assets at end of year	$84	$69	$544	$493
Unfunded status of the plans	$(23)	$(31)	$(299)	$(261)

The following table provides a rollforward of the projected benefit obligation for the other postretirement employee benefit plans:

(in millions)	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$64	$61
Service cost	1	1
Interest cost	2	3
Benefits paid	(3)	(4)
Actuarial gain/(loss)	(5)	3
Plan Amendment and other	(4)	—
Benefit obligation at the end of year	$55	$64

The accumulated benefit obligation (“ABO”) for all the defined benefit pension plans was $916 million and $827 million at December 31, 2017 and 2016, respectively.
For defined benefit pension plans in which the ABO was in excess of the fair value of the plans’ assets, the projected benefit obligation, ABO and fair value of the plans’ assets were as follows:

	December 31,
(in millions)	2017	2016
Projected benefit obligation	$528	$474
Accumulated benefit obligation	499	453
Fair value of plan assets	126	116

The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Domestic defined benefit pension plans:
Service cost	$3	$3	$3
Interest cost	4	4	4
Expected return on plan assets	(6)	(5)	(5)
Amortization of net actuarial loss	2	2	2
Net periodic benefit cost	$3	$4	$4
International defined benefit pension plans:
Service cost	$12	$10	$12
Interest cost	21	21	22
Expected return on plan assets	(34)	(30)	(32)
Amortization of net actuarial loss	9	8	13
Settlement	1	—	—
Net periodic benefit cost	$9	$9	$15
Total net periodic benefit cost	$12	$13	$19

Other changes in assets and benefit obligations recognized in other comprehensive loss, as they pertain to our defined benefit pension plans are as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Domestic defined benefit pension plans:
Net (gain) loss	$1	$(1)	$2
Prior service cost	1	—	—
Amortization of net actuarial loss	(2)	(2)	(2)
(Gains) losses recognized in other comprehensive loss	$—	$(3)	$—
International defined benefit pension plans:
Net (gain) loss	$23	$18	$(29)
Prior service credit	1	(1)	—
Amortization of net actuarial loss	(9)	(8)	(13)
Settlement	(1)	—	—
Foreign Exchange	19	(20)	(21)
(Gains) losses recognized in other comprehensive loss	$33	$(11)	$(63)
Total (gains) losses recognized in other comprehensive loss	$33	$(14)	$(63)
Total (gains) losses recognized in comprehensive income	$45	$(1)	$(44)

The components of net periodic benefit cost for other postretirement employee benefit plans are as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Service cost	$1	$1	$1
Interest cost	2	3	2
Amortization of prior service credit	(3)	(3)	(3)
Amortization of net actuarial loss	2	3	3
Net periodic benefit cost	$2	$4	$3

Other changes in benefit obligations recognized in other comprehensive loss, as they pertain to other postretirement employee benefit plans are as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Net loss (gain)	$(5)	$3	$4
Prior service credit	(3)	—	(1)
Amortization of prior service credit	3	3	3
Amortization of net actuarial loss	(2)	(3)	(3)
Foreign Exchange/Other	(1)	1	—
Losses (gains) recognized in other comprehensive loss	$(8)	$4	$3
Total losses (gains) recognized in comprehensive income	$(6)	$8	$6

Assumptions
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our pension plans.

	2017		2016		2015
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Benefit Obligation Assumptions
Discount rate	3.75%	2.43%	4.25%	2.63%	4.27%	3.44%
Rate of future compensation increase	NM	2.93%	NM	2.76%	NM	3.29%
Net Periodic Benefit Cost Assumptions
Discount rate	4.25%	2.63%	4.27%	3.44%	4.01%	3.14%
Expected long-term return on plan assets	8.00%	7.20%	8.00%	7.25%	8.00%	7.31%
Rate of future compensation increase	NM	2.76%	NM	3.29%	NM	3.34%

NM	Not meaningful. The pension benefits for future service for all the U.S. pension plans are based on years of service and not impacted by future compensation increases.
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
Our expected return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, we analyze the plans’ actual historical annual return on assets, net of fees, over the past 15, 20 and 25 years; estimate future returns based on independent estimates of asset class returns; and evaluate historical broad market returns over long-term timeframes based on our asset allocation range. For the U.S. Master Trust which has only existed since 2011, historical returns were estimated using a constructed portfolio that reflects the Company’s strategic asset allocation and the historical compound geometric returns of each asset class for the longest time period available. Based on this approach, the weighted average expected long-term rate of return for all of our plan assets to be used in determining net periodic benefit costs for 2018 is estimated at 7.30%.
The table below provides the weighted average actual rate of return generated on all of our plan assets during each of the years presented as compared to the weighted average expected long-term rates of return utilize

d in calculating the net periodic benefit costs.

	2017	2016	2015
Expected long-term rate of return on plan assets	7.30%	7.32%	7.38%
Actual rate of return on plan assets	5.70%	12.20%	3.51%

The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 8.72% for 2018, decreasing ratably to 4.50% in 2026. An increase or decrease in the health care trend rates by one percent per year would impact the aggregate annual service and interest components by less than $1 million, and impact the benefit obligation by approximately $4 million.
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
On April 3, 2017 the liquid assets in two UK Plans transitioned into a new fund structure. The restructuring involved transferring a portion of the assets into pooled diversified growth funds, while some investments were sold off and some were kept in place. The pooled funds make up 64% of the assets of the two UK Plans. Liability hedging and illiquid assets remain outside of this arrangement.
The following table provides the actual asset allocations of plan assets as of December 31, 2017 and 2016, and the related asset target allocation ranges by asset category.

	2017	2016	Target Allocation Ranges
Equity securities	35.6%	24.2%	20-50%
Fixed income	23.4%	32.7%	10-40%
Hedge funds	17.0%	31.7%	0-40%
Private equity	1.6%	2.4%	0-30%
Insurance contracts and other	22.4%	9.0%	0-30%

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

•
Hedge funds — Hedge funds are pooled funds that employ a range of investment strategies including equity and fixed income, credit driven, macro and multi oriented strategies. The valuation of limited partnership interests in hedge funds may require significant management judgment. Generally, hedge funds are valued using the NAV reported by the asset manager, and are adjusted when it is determined that NAV is not representative of fair value. In making such an assessment, a variety of factors is reviewed, including, but not limited to, the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager. All of the hedge funds held have lockups and/or gates. Hedge funds have unfunded commitments of $5 million and $5 million at December 31, 2017 and 2016, respectively.

•
Private equity — Private equity includes a diversified range of strategies, including buyout funds, distressed funds, venture and growth equity funds and mezzanine funds with long-term commitments, and redemptions beginning no earlier than 2018. The valuation of limited partnership interests in private equity funds may require significant management judgment. Generally, private equity is valued using the NAV reported by the asset manager, and is adjusted when it is determined that NAV is not representative of fair value. In making such an assessment, a variety of factors is reviewed, including, but not limited to, the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager. Private equity is not liquid and has unfunded commitments of $4 million and $7 million at December 31, 2017 and 2016, respectively.

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

The following table provides the fair value of plan assets held by our pension benefit plans by asset class.

	2017					2016
(in millions)	Level 1	Level 2	Level 3	NAV Practical Expedient	Total	Level 1	Level 2	Level 3	NAV Practical Expedient	Total
Equity securities
Global stock funds/securities	$101	$—	$—	$29	$130	$87	$—	$—	$6	$93
Index funds	—	—	—	3	3	4	—	—	36	40
Emerging market funds	—	—	—	—	—	4	—	—	—	4
Diversified Growth and Income Funds	—	—	—	92	92	—	—	—	—	—
Fixed income
Corporate bonds	24	—	—	8	32	22	—	—	18	40
Government bonds	48	—	—	5	53	88	—	—	11	99
Hedging Instruments	5	36	—	—	41	—	45	—	—	45
Diversified Growth and Income Funds	—	—	—	20	20	—	—	—	—	—
Hedge funds	—	—	—	107	107	—	—	—	178	178
Private equity	—	—	—	10	10	—	—	—	13	13
Insurance contracts and other	90	—	17	33	140	26	—	24	—	50
Total plan assets subject to leveling	$268	$36	$17	$307	$628	$231	$45	$24	$262	$562

The following table presents a reconciliation of the beginning and ending balances of fair value measurement within our pension plans using significant unobservable inputs (Level 3).

(in millions)	Insurance Contracts and Other
Balance, December 31, 2015	$25
Purchases, sales, settlements	1
Currency impact	(2)
Balance, December 31, 2016	$24
Purchases, sales, settlements	(8)
Currency impact	1
Balance, December 31, 2017	$17

Contributions and Estimated Future Benefit Payments
Funding requirements under governmental regulations are a major consideration in making contributions to our postretirement plans. We made contributions of $33 million and $27 million to our pension and postretirement defined benefit plans during 2017 and 2016, respectively. A discretionary $6 million contribution was made to the U.S. Plan in Q3 2017 to increase the funding ratio and reduce regulatory fees. We currently anticipate making contributions to our pension and postretirement defined benefit plans in the range of $20 million to $30 million during 2018, of which approximately $6 million is expected to be made in the first quarter.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

(in millions)	Pension	Other Benefits
2018	$36	$3
2019	36	3
2020	38	4
2021	38	4
2022	39	4
Years 2023 - 2027	212	19

Note 15. Stock-Based Compensation Plans
Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. In addition, members of our Board of Directors participate in our stock-based compensation program in connection with their service on our board. Share-based awards issued to employees include non-qualified stock options, restricted stock unit awards and performance share unit awards. Under the 2011 Omnibus Incentive Plan, the number of shares initially available for awards was 18 million. As of December 31, 2017, there were approximately 7 million shares of common stock available for future grants.
Total share-based compensation costs recognized for 2017, 2016 and 2015 were $21 million, $18 million, and $15 million, respectively. The unamortized compensation expense at December 31, 2017 related to our stock options, restricted share units and performance share units was $6 million, $17 million and $13 million, respectively, and is expected to be recognized over a weighted average period of 1.8, 1.8 and 1.8 years, respectively.
The amount of cash received from the exercise of stock options was $16 million for 2017 with a tax benefit of $10 million realized associated with stock option exercises and vesting of restricted stock units. We classify as an operating activity the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock unit vestings.
Stock Option Grants
Options are awarded with a contractual term of ten years and generally vest over a three-year period and are exercisable within the contractual term, except in certain instances of death, retirement or disability. The exercise price per share is the fair market value of the underlying common stock on the date each option is granted. At December 31, 2017, there were options to purchase an aggregate of 2.1 million shares of common stock. The following is a summary of the changes in outstanding stock options for 2017:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2017	2,126	$33.71	6.9
Granted	501	$48.43
Exercised	(494)	$31.95
Forfeited and expired	(57)	$42.60
Outstanding at December 31, 2017	2,076	$37.44	7.0	$64
Options exercisable at December 31, 2017	1,147	$33.07	5.8	$40
Vested and non-vested expected to vest as of December 31, 2017	1,997	$36.52	6.8	$62

The amount of non-vested options outstanding was 0.9 million, 1.0 million and 1.0 million at a weighted average grant date fair value of $42.84, $37.10 and $35.65 as of December 31, 2017, 2016 and 2015, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2017, 2016 and 2015 was $14 million, $12 million and $9 million, respectively.

The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions used for 2017, 2016, and 2015:

	2017	2016	2015
Dividend yield	1.49%	1.63%	1.57%
Volatility	25.39%	28.87%	27.77%
Risk-free interest rate	2.07%	1.41%	1.64%
Expected term (in years)	5.10	5.60	5.58
Weighted-average fair value per share	$10.66	$9.05	$8.49

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
Restricted Stock Unit Grants
Restricted shares granted to employees in 2017 vest over a three-year period. Restricted shares granted to employees prior to 2017 generally become fully vested upon the third anniversary of the date of grant. Prior to the time a restricted share becomes fully vested, the awardees cannot transfer, pledge, hypothecate or encumber such shares. Prior to the time a restricted share is fully vested, the awardees do not have certain rights of a stockholder, such as the right to vote and receive dividends; however, dividends accrue during the vesting period and are paid upon vesting. If an employee leaves prior to vesting, whether through resignation or termination for cause, the restricted stock unit and related accrued dividends are forfeited. If an employee retires, a pro rata portion of the restricted stock unit may vest in accordance with the terms of the grant agreements. Restricted stock units granted to Board members become fully vested upon the day prior to the next annual meeting. Our restricted stock units activity was as follows for 2017:

	Share Units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2017	899	$37.67
Granted	344	49.72
Vested	(396)	38.16
Forfeited	(68)	41.00
Outstanding at December 31, 2017	779	35.39

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
ROIC Performance Share Unit Grants
The fair value of the ROIC performance share unit awards at 100% target is determined using the closing price of our common stock on date of grant.

Our ROIC performance share unit activity was as follows for 2017:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2017	250	$37.11
Granted	117	49.15
Forfeited	(69)	38.62
Outstanding at December 31, 2017	298	41.48

TSR Performance Share Unit Grants
The following is a summary of our TSR performance share unit grants for 2017.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2017	108	$46.15
Granted	117	47.79
Forfeited	(12)	44.19
Outstanding at December 31, 2017	213	47.04

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

Volatility	30.24%
Risk-free interest rate	1.50%

Note 16. Capital Stock

The Company has the authority to issue an aggregate of 750 million shares of common stock having a par value of $0.01 per share. The stockholders of Xylem common stock are entitled to receive dividends as declared by the Xylem Board of Directors. Dividends declared were $0.7200, $0.6196 and $0.5632 during 2017, 2016 and 2015, respectively.

The changes in shares of common stock outstanding for the three years ended December 31 are as follows:

(in thousands of shares)	2017	2016	2015
Beginning Balance, January 1	179,367	178,377	182,300
Stock incentive plan net activity	985	1,085	1,280
Repurchase of common stock	(490)	(95)	(5,203)
Ending Balance, December 31	179,862	179,367	178,377

For the year ended December 31, 2017 the Company repurchased 0.5 million shares for $25 million of common stock. Repurchases include both share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee withholding obligations due as a result of the vesting of restricted stock units. The detail of repurchases by each program are as follows:

On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. For the year ended December 31, 2017 we repurchased 0.1 million shares for $7 million. There were no shares repurchased under this program during 2016. There are up to $413 million in shares that may still be purchased under this plan as of December 31, 2017.

On August 20, 2013, our Board of Directors authorized the repurchase of up to $250 million in shares with no expiration date. The program's objective was to deploy our capital in a manner that benefited our shareholders and maintain our focus on growth. As of December 31, 2015, we exhausted the authorized amount to repurchase shares under this plan.

On August 18, 2012, the Board of Directors authorized the repurchase of up to 2.0 million shares of common stock with no expiration date. The program's objective is to offset dilution associated with various Xylem employee stock plans by acquiring shares in the open market from time to time. For the year ended December 31, 2017 we repurchased 0.3 million shares for $13 million. There were no shares repurchased under this program during 2016. As of June 2017, we have exhausted the authorized amount to repurchase shares under this plan.
Aside from the aforementioned repurchase programs, we repurchased 0.1 million and 0.1 million shares for $5 million and $4 million during 2017 and 2016, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. These repurchases are included in the stock incentive plan net activity in the above table.

Note 17. Accumulated Other Comprehensive Loss

The following table provides the components of accumulated other comprehensive loss for 2017, 2016 and 2015:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2015	$145	$(231)	$(13)	$(99)
Foreign currency translation adjustment	(180)			(180)
Foreign currency gain reclassified into gain on sale of business	(8)			(8)
Changes in postretirement benefit plans		24		24
Income tax expense on changes in postretirement benefit plans		(10)		(10)
Foreign currency translation adjustment for postretirement benefit plans		21		21
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into:
Cost of revenue		4		4
Selling, general and administrative expenses		9		9
Research and development expenses		1		1
Other non-operating income, net		1		1
Income tax impact on amortization of postretirement benefit plan items		(4)		(4)
Unrealized loss on derivative hedge agreements			(22)	(22)
Income tax benefit on unrealized loss on derivative hedge agreements			6	6
Reclassification of unrealized loss on derivative hedge agreements into revenue			19	19
Reclassification of unrealized loss on derivative hedge agreements into cost of revenue			1	1
Income tax benefit on reclassification of unrealized loss on derivative hedge agreements			(1)	(1)
Balance at December 31, 2015	$(43)	$(185)	$(10)	$(238)
Foreign currency translation adjustment	(65)			(65)
Income tax impact on foreign currency translation adjustment	(21)			(21)
Changes in postretirement benefit plans		(19)		(19)
Income tax expense on changes in postretirement benefit plans		3		3
Foreign currency translation adjustment for postretirement benefit plans		19		19
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into:
Cost of revenue		3		3
Selling, general and administrative expenses		6		6
Other non-operating income, net		1		1
Income tax impact on amortization of postretirement benefit plan items		(5)		(5)
Reclassification of unrealized gain on derivative hedge agreements into revenue			(2)	(2)

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Reclassification of unrealized loss on net investment hedge, net of tax	(11)		11	—
Balance at December 31, 2016	$(140)	$(177)	$(1)	$(318)
Foreign currency translation adjustment	79			79
Income tax impact on foreign currency translation adjustment	46			46
Changes in postretirement benefit plans		(18)		(18)
Foreign currency translation adjustment for postretirement benefit plans		(18)		(18)
Income tax expense on changes in postretirement benefit plans		7		7
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into:
Cost of revenue		2		2
Selling, general and administrative expenses		7		7
Other non-operating income, net		1		1
Restructuring		1		1
Income tax impact on amortization of postretirement benefit plan items		(3)		(3)
Unrealized gain on derivative hedge agreements			9	9
Reclassification of unrealized (gain) loss on foreign exchange agreements into revenue			(6)	(6)
Reclassification of unrealized (gain) loss on foreign exchange agreements into cost of revenue	—		1	1
Balance at December 31, 2017	$(15)	$(198)	$3	$(210)

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
We have estimated and accrued $10 million and $11 million as of December 31, 2017 and 2016, respectively for these general legal matters.
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
Guarantees
We obtain certain stand-by letters of credit, bank guarantees and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of December 31, 2017, the amount of stand-by letters of credit, bank guarantees and surety bonds was $240 million.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million and $4 million as of December 31, 2017 and 2016, respectively, for environmental matters.
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
Operating Leases
We lease certain offices, manufacturing buildings, machinery, computers and other equipment. We often pay maintenance, insurance and tax expense related to leased assets. Total rent expense for the three years ended December 31, 2017 was as follows:

(in millions)	Total
2017	70
2016	63
2015	59

At December 31, 2017, we are obligated to make minimum rental payments under operating leases which are as follows:

(in millions)	2018	2019	2020	2021	2022	Thereafter
Minimum rental payments	$65	$53	$42	$29	$23	$45

Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. Warranty expense was $28 million, $32 million, and $32 million for 2017, 2016 and 2015, respectively. The table below provides changes in the combined current and non-current product warranty accruals over each period.

(in millions)	2017	2016
Warranty accrual – January 1	$99	$33
Net charges for product warranties in the period	28	32
Settlement of warranty claims	(48)	(31)
Warranty accrual acquired	—	66
Foreign currency and other	3	(1)
Warranty accrual – December 31	$82	$99

Note 19. Related Party Transactions
Sales to and purchases from unconsolidated joint ventures for 2017, 2016 and 2015 are as follows:

(in millions)	2017	2016	2015
Sales to unconsolidated affiliates	$12	$11	$11
Purchases from unconsolidated affiliates	17	22	19

Note 20. Segment and Geographic Data
Our business has three reportable segments: Water Infrastructure, Applied Water and Measurement & Control Solutions. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. The Water Infrastructure segment focuses on the transportation and treatment of water, offering a range of products including water and wastewater pumps, treatment equipment, and controls and systems. The Applied Water segment serves many of the primary uses of water and focuses on the residential, commercial and industrial markets. The Applied Water segment's major products include pumps, valves, heat exchangers, controls and dispensing equipment. The Measurement & Control Solutions segment focuses on developing advanced technology solutions that enable intelligent use and conservation of critical water and energy resources as well as analytical instrumentation used in the testing of water. The Measurement & Control Solutions segment's major products include smart metering, networked communications, measurement and control technologies, software and services including cloud-based analytics, remote monitoring and data management, leak detection and pressure monitoring solutions and testing equipment.
 The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). The following tables contain financial information for each reportable segment:

	Year Ended December 31,
(in millions)	2017	2016	2015
Revenue:
Water Infrastructure	$2,004	$1,932	$1,940
Applied Water	1,421	1,393	1,422
Measurement & Control Solutions	1,282	446	291
Total	$4,707	$3,771	$3,653
Operating income:
Water Infrastructure	$308	$291	$261
Applied Water	197	188	190
Measurement & Control Solutions	110	—	42
Corporate and other	(59)	(73)	(44)
Total operating income	556	406	449
Interest expense	82	70	55
Other non-operating income (expense)	2	4	—
(Loss)/gain from sale of businesses	(10)	—	9
Income before taxes	$466	$340	$403
Depreciation and amortization:
Water Infrastructure	$64	$66	$71
Applied Water	23	24	26
Measurement & Control Solutions	122	41	17
Regional selling locations (a)	17	11	11
Corporate and other	8	9	8
Total	$234	$151	$133
Capital expenditures:
Water Infrastructure	$58	$62	$62
Applied Water	20	21	22
Measurement & Control Solutions	69	13	5
Regional selling locations (b)	18	24	23
Corporate and other	5	4	5
Total	$170	$124	$117

(a)
Depreciation and amortization expense incurred by the Regional selling locations was included in an overall allocation of Regional selling location costs to the segments; however, a certain portion of that expense was not specifically identified to a segment. That is the expense captured in this Regional selling location line.

(b)	Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.
The following table illustrates revenue by product category, net of intercompany revenue.

	Year Ended December 31,
(in millions)	2017	2016	2015
Pumps, accessories, parts and service	$2,998	$2,888	$2,917
Other (a)	1,709	883	736
Total	$4,707	$3,771	$3,653

(a)	Other includes treatment equipment, analytical instrumentation, heat exchangers, valves, controls and smart meters.
The following table contains the total assets for each reportable segment as of December 31, 2017, 2016 and 2015.

	Total Assets
(in millions)	2017	2016	2015
Water Infrastructure	$1,232	$1,179	$1,265
Applied Water	1,002	990	1,054
Measurement & Control Solutions	3,198	3,102	759
Regional selling locations (a)	1,119	965	905
Corporate and other (b)	309	238	674
Total	$6,860	$6,474	$4,657

(a)	The Regional selling locations have assets that consist primarily of cash, accounts receivable and inventory which are not allocated to the segments.

(b)	Corporate and other consists of items pertaining to our corporate headquarters function, which principally consist of cash, deferred tax assets, pension assets and certain plant and equipment.
Geographical Information
Revenue is attributed to countries based upon the location of the customer. Property, Plant & Equipment is attributed to countries based upon the location of the assets.

	Revenue
	Year Ended December 31,
(in millions)	2017	2016	2015
United States	$2,161	$1,574	$1,490
Europe	1,335	1,195	1,179
Asia Pacific	611	518	482
Other	600	484	502
Total	$4,707	$3,771	$3,653

	Property, Plant & Equipment
	December 31,
(in millions)	2017	2016	2015
United States	$258	$255	$168
Europe	259	237	189
Asia Pacific	85	87	56
Other	41	37	26
Total	$643	$616	$439

Note 21. Valuation and Qualifying Accounts
The table below provides changes in the allowance for doubtful accounts over each period.

(in millions)	2017	2016	2015
Balance at beginning of year	$21	$22	$24
Additions charged to expense	5	4	4
Deductions/other	(1)	(5)	(6)
Balance at end of year	$25	$21	$22

Note 22. Quarterly Financial Data (Unaudited)

Our quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the fourth quarter which ends on December 31.

	2017 Quarter Ended
(in millions, except per share amounts)	Dec. 31	Sept. 30	June 30	Mar. 31
Revenue	$1,277	$1,195	$1,164	$1,071
Gross profit	509	471	459	412
Operating income	179	152	139	86
Net income attributable to Xylem	$71	$105	$99	$56
Earnings per share:
Basic	$0.40	$0.58	$0.55	$0.31
Diluted	$0.40	$0.58	$0.55	$0.31

	2016 Quarter Ended
(in millions, except per share amounts)	Dec. 31	Sept. 30	June 30	Mar. 31
Revenue	$1,095	$897	$932	$847
Gross profit	406	357	369	329
Operating income	109	109	109	79
Net income	$50	$73	$71	$66
Earnings per share:
Basic	$0.28	$0.41	$0.39	$0.37
Diluted	$0.28	$0.41	$0.39	$0.37

Note 23. Subsequent Events

Pure Technologies

On January 31, 2018, we acquired all the issued and outstanding shares of Pure Technologies Ltd. (“Pure”), a leader in intelligent leak detection and condition assessment solutions for water distribution networks. See Note 3, "Acquisitions and Divestitures", for further detail.

Term Loan

On January 26, 2018, the Company’s subsidiary, Xylem Europe GmbH (the “borrower”) entered into a 12-month €225 million (approximately $280 million) term loan facility (the “Term Facility”) the terms of which are set forth in a term loan agreement, among the borrower, the Company, as parent guarantor and ING Bank. The Company has entered into a parent guarantee in favor of ING Bank also dated January 26, 2018 to secure all present and future obligations of the borrower under the Term Loan Agreement. The Term Facility was used to partially fund  the acquisition of Pure.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the Company, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2017 pursuant to Rule 13a-15(b) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”).  Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the year ended December 31, 2017 were effective, in all material respects, and designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

The Company's management, including the CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (2013). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment, the Company's management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears following Item 9B of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Xylem Inc.
Rye Brook, New York

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Xylem Inc. and subsidiaries (the "Company") as of
December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”), of the Company and our report dated February 23, 2018, expressed an unqualified opinion on those financial statements.
Basis of Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 23, 2018

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”) under the captions “Proposal 1 - Election of Directors,” "Identifying and Evaluating Director Nominees," "Board Committees - Audit Committee" and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information in our 2018 Proxy Statement set forth under captions “Executive Compensation," "Director Compensation", "Board Committees - Leadership Development and Compensation Committee" and “Leadership Development and Compensation Committee Report.”
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the information in our 2018 Proxy Statement set forth under the captions “Stock Ownership of Directors, Executive Officers and Certain Beneficial Owners” and "Equity Compensation Plan Information."
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the information in our 2018 Proxy Statement set forth under the captions "Governance - Director Independence" and “Governance - Related Party Transactions.”
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the information in our 2018 Proxy Statement set forth under the captions “Fees of Audit and Other Services Fees” and "Pre-Approval of Audit and Non-Audit Services."

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.
	(2)	Financial Statement Schedules — All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	(3)	Exhibits — See exhibits listed under Part (b) below.
EXHIBIT INDEX

Exhibit Number	Description	Location

2.1	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

2.2	Share Purchase Agreement, dated as of August 15, 2016, by and among Xylem Inc., Xylem Luxembourg S.à r.l., Sensus Worldwide Limited, Sensus Industries Limited, and Sensus USA Inc.	Incorporated by reference to Exhibit 2.1 to Xylem Inc.’s Current Report on Form 8-K filed on August 15, 2016 (CIK No. 1524472, File No. 1-35229).

2.3	First Amendment to Share Purchase Agreement, dated as of October 31, 2016, by and among Xylem Inc., Xylem Luxembourg S.à r.l., Sensus Worldwide Limited, Sensus Industries Limited, and Sensus USA Inc.	Incorporated by reference to Exhibit 2.2 to Xylem Inc.’s Current Report on Form 8-K filed on October 31, 2016 (CIK No. 1524472, File No. 1-35229).

2.4	Arrangement Agreement, dated as of December 8, 2017, by and between Xylem Inc. and Pure Technologies Ltd.	Incorporated by reference to Exhibit 2.1 to Xylem Inc.'s Current Report on Form 8-K filed on December 11, 2017 (CIK No. 1524472, File No. 1-35229)

3.1	Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2	Fourth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

4.1	Indenture, dated as of September 20, 2011, between Xylem Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

4.2	Senior Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.3	First Supplemental Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229)

4.4	Second Supplemental Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.5	Third Supplemental Indenture, dated October 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

Exhibit Number		Description	Location
4.6		Form of Xylem Inc. 4.875% Senior Notes due 2021.	Incorporated by reference to Exhibit 4.6 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

4.7		Form of Xylem Inc. 2.250% Senior Notes due 2023.	Incorporated by reference to Exhibit 4.3 of Xylem Inc.’s Current Report on Form 8-K dated March 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.8		Form of Xylem Inc. 3.250% Senior Notes due 2026.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.9		Form of Xylem Inc. 4.375% Senior Notes due 2046.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

10.1	#	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (2015).	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-K Annual Report filed on February 26, 2015 (CIK No. 1524472, File No. 1-35229).

10.2	#	Benefits and Compensation Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.2 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

10.3		Tax Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.3 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

10.5
Five-Year Revolving Credit Facility Agreement, dated as of March 27, 2015, among Xylem Inc., the Lenders Named Therein, Citibank, N.A., as Administrative Agent and J.P. Morgan Chase Bank, N.A., as Syndication Agent.
Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 8-K filed on March 31, 2015 (CIK No. 1524472, File No. 1-35229).

10.6	#	Xylem 2011 Omnibus Incentive Plan (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.6 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

10.7	#	Form of Xylem Non-Qualified Stock Option Award Agreement (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.7 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

10.8	#	Form of Xylem Restricted Stock Unit Agreement (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.8 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

10.9	#	Form of Xylem Performance Share Unit Agreement (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.9 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

10.10	#	Xylem Retirement Savings Plan.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q filed on July 30, 2013 (CIK No. 1524472, File No. 1-35229).

10.11	#	Xylem Supplemental Retirement Savings Plan.	Incorporated by reference to Exhibit 10.11 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

10.12	#	Xylem Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.12 of Xylem Inc.'s Form 10-K Annual Report filed on February 23, 2017 (CIK No. 1524472, File No. 1-35229).

10.13	#	Xylem Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit 10.13 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

10.14	#	Form of Non-Employee Director Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q Quarterly Report filed on July 30, 2015 (CIK No. 1524472, File No. 1-35229).

Exhibit Number		Description	Location

10.15	#	Xylem Special Senior Executive Severance Pay Plan (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.15 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

10.16	#	Xylem Senior Executive Severance Pay Plan (Amended as of May 10, 2017).	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q filed on August 1, 2017 (CIK No. 1524472, File No. 1-35229).

10.17	#	Form of Xylem 2011 Omnibus Incentive Plan 2011 Non-Qualified Stock Option Award Agreement — Founders Grant.	Incorporated by reference to Exhibit 10.17 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

10.18	#	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement — General Grant.	Incorporated by reference to Exhibit 10.18 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

10.19	#	Xylem Annual Incentive Plan for Executive Officers (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.16 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

10.20	#	Form of Director’s Indemnification Agreement.	Incorporated by reference to Exhibit 10.16 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

10.21	#	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (2013).	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q Quarterly Report filed on April 30, 2013 (CIK No. 1524472, File No. 1-35229).

10.22	#	Letter Agreement between Xylem Inc. and Patrick K. Decker.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q Quarterly Report filed on April 29, 2014 (CIK No. 1524472, File No. 1-35229).

10.23	#	Restricted Stock Unit Grant Agreement between Xylem Inc. and Patrick K. Decker.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 8-K Current Report filed on March 20, 2014 (CIK No. 1524472, File No. 1-35229).

10.24
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

10.25
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

10.26
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
10.27
Amendment No.1, dated as of August 30, 2016, to the Five-Year Revolving Credit Facility, dated as of March 27, 2015, among Xylem Inc., the lenders named therein and Citibank N.A. as Administrative Agent.
Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q filed on November 1, 2016 (CIK No. 1524472, File No. 1-35229).

10.28		Finance Contract, dated October 28, 2016, between Xylem Holdings S.a.r.l. and Xylem International S.a.r.l., as borrowers, Xylem Inc., as guarantor and the European Investment Bank.	Incorporated by reference to Exhibit 10.2 of Xylem Inc.’s Form 10-Q filed on November 1, 2016 (CIK No. 1524472, File No. 1-35229).

10.29		Term Loan Agreement, dated as of October 24, 2016 among Xylem Europe GmbH, as borrower, Xylem Inc., as parent guarantor and ING Bank, as lender (including Form of Parent Guarantee).	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 8-K filed on October 28, 2016 (CIK No. 1524472, File No. 1-35229).

10.30		Term Loan Agreement, dated as of January 26, 2018 among Xylem Europe GmbH, as borrower, Xylem Inc., as parent guarantor and ING Bank, as lender (including Form of Parent Guarantee).	Filed herewith.

10.31	#	Form of Xylem Restricted Stock Unit Agreement (Amended as of February 21, 2018).	Filed herewith.

10.32	#	Form of Xylem Performance Share Unit Agreement (Amended as of February 21, 2018).	Filed herewith.

11.0		Statement re computation of per share earnings.
Information required to be presented in Exhibit 11 is provided under "Earnings Per Share" in Note 7 of the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

12.0		Statements re computation of ratios.	Filed herewith.

21.0		Subsidiaries of the Registrant.	Filed herewith.

23.1		Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
#Management contract or compensatory plan or arrangement

ITEM 16.     FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Paul A. Stellato
Paul A. Stellato
Vice President, Controller and Chief Accounting Officer
February 23, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 23, 2018	/s/ Patrick K. Decker
Patrick K. Decker
President and Chief Executive Officer
(Principal Executive Officer)

February 23, 2018	/s/ Markos I. Tambakeras
Markos I. Tambakeras, Chairman

February 23, 2018	/s/ Jeanne Beliveau-Dunn
Jeanne Beliveau-Dunn, Director

February 23, 2018	/s/ Curtis J. Crawford
Curtis J. Crawford, Director

February 23, 2018	/s/ Robert F. Friel
Robert F. Friel, Director

February 23, 2018	/s/ Victoria D. Harker
Victoria D. Harker, Director

February 23, 2018	/s/ Sten E. Jakobsson
Sten E. Jakobsson, Director

February 23, 2018	/s/ Steven R. Loranger
Steven R. Loranger, Director

February 23, 2018	/s/ Surya N. Mohapatra
Surya N. Mohapatra, Director

February 23, 2018	/s/ Jerome A. Peribere
Jerome A. Peribere, Director