Form 10-Q
period 2018-03-31
Xylem Inc.
filed 2018-05-01
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of April 27, 2018, there were 179,921,349 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

For the three months ended March 31,	2018	2017
Revenue	$1,217	$1,071
Cost of revenue	757	659
Gross profit	460	412
Selling, general and administrative expenses	296	272
Research and development expenses	41	42
Restructuring and asset impairment charges, net	10	12
Operating income	113	86
Interest expense	21	20
Other non-operating income (expense), net	3	(1)
Gain from sale of business	—	5
Income before taxes	95	70
Income tax expense	16	14
Net income	$79	$56
Earnings per share:
Basic	$0.44	$0.31
Diluted	$0.43	$0.31
Weighted average number of shares:
Basic	179.9	179.6
Diluted	181.4	180.7
Dividends declared per share	$0.2100	$0.1800
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

For the three months ended March 31,	2018	2017
Net income	$79	$56
Other comprehensive income, before tax:
Foreign currency translation adjustment	8	29
Net change in derivative hedge agreements:
Unrealized gains	—	2
Amount of loss reclassified into net income	(1)	1
Net change in postretirement benefit plans:
Amortization of prior service cost	(1)	—
Amortization of net actuarial loss into net income	3	3
Settlement/Curtailment	1	—
Other comprehensive (loss) income, before tax	10	35
Income tax benefit related to items of other comprehensive income	(10)	(7)
Other comprehensive income, net of tax	20	42
Comprehensive income	$99	$98
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$297	$414
Receivables, less allowances for discounts and doubtful accounts of $29 and $35 in 2018 and 2017, respectively	999	956
Inventories	578	524
Prepaid and other current assets	192	177
Total current assets	2,066	2,071
Property, plant and equipment, net	666	643
Goodwill	3,082	2,768
Other intangible assets, net	1,303	1,168
Other non-current assets	233	210
Total assets	$7,350	$6,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$543	$549
Accrued and other current liabilities	546	551
Short-term borrowings and current maturities of long-term debt	371	—
Total current liabilities	1,460	1,100
Long-term debt	2,228	2,200
Accrued postretirement benefits	446	442
Deferred income tax liabilities	285	252
Other non-current accrued liabilities	374	347
Total liabilities	4,793	4,341
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 192.8 shares and 192.3 shares in 2018 and 2017, respectively	2	2
Capital in excess of par value	1,925	1,912
Retained earnings	1,282	1,227
Treasury stock – at cost 12.8 shares and 12.4 shares in 2018 and 2017, respectively	(461)	(428)
Accumulated other comprehensive loss	(207)	(210)
Total stockholders’ equity	2,541	2,503
Non-controlling interests	16	16
Total equity	2,557	2,519
Total liabilities and stockholders’ equity	$7,350	$6,860

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the three months ended March 31,	2018	2017
Operating Activities
Net income	$79	$56
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29	28
Amortization	38	31
Share-based compensation	9	6
Restructuring and asset impairment charges	10	12
Gain from sale of business	—	(5)
Other, net	(4)	(2)
Payments for restructuring	(5)	(8)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(9)	(12)
Changes in inventories	(40)	(10)
Changes in accounts payable	6	(32)
Other, net	(50)	(12)
Net Cash – Operating activities	63	52
Investing Activities
Capital expenditures	(61)	(43)
Acquisition of business, net of cash acquired	(430)	(6)
Proceeds from sale of business	—	11
Net Cash – Investing activities	(491)	(38)
Financing Activities
Short-term debt issued, net	371	—
Short-term debt repaid	—	(5)
Repurchase of common stock	(33)	(5)
Proceeds from exercise of employee stock options	3	1
Dividends paid	(38)	(33)
Other, net	(1)	1
Net Cash – Financing activities	302	(41)
Effect of exchange rate changes on cash	9	6
Net change in cash and cash equivalents	(117)	(21)
Cash and cash equivalents at beginning of year	414	308
Cash and cash equivalents at end of period	$297	$287
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14	$12
Income taxes (net of refunds received)	$17	$17
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
Xylem operates in three segments, Water Infrastructure, Applied Water and Measurement & Control Solutions. The Water Infrastructure segment focuses on the transportation and treatment of water, offering a range of products including water and wastewater pumps, treatment equipment, and controls and systems. The Applied Water segment serves many of the primary uses of water and focuses on the residential, commercial and industrial markets. The Applied Water segment’s major products include pumps, valves, heat exchangers, controls and dispensing equipment. The Measurement & Control Solutions segment focuses on developing advanced technology solutions that enable intelligent use and conservation of critical water and energy resources as well as analytical instrumentation used in the testing of water. The Measurement & Control Solutions segment's major products include smart metering, networked communications, measurement and control technologies, critical infrastructure technologies, software and services including cloud-based analytics, remote monitoring and data management, leak detection and pressure monitoring solutions and testing equipment.
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
The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Annual Report") in preparing these unaudited condensed consolidated financial statements, with the exception of accounting standard updates described in Note 2. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our 2017 Annual Report.
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
(1)Eliminates the concept of recognizing periodic hedge ineffectiveness for cash flow and net investment hedges;
(2)Eliminates the benchmark interest rate concept of variable - rate instruments in cash flow hedges and allows companies to designate the contractually specified interest rate as the hedged risk;
(3)Requires a company to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported; and
(4)Provides the ability to perform subsequent hedge effectiveness tests qualitatively.
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
Recently Adopted Pronouncements
In February 2018, the FASB issued new guidance on the reclassification of certain tax effects in Accumulated Other Comprehensive Income ("AOCI").  The guidance allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”).  This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted.  The guidance may be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We early adopted this guidance effective the first quarter of 2018, and elected to reclassify the income tax effects of the Tax Act from AOCI to retained earnings.  As a result of adopting the guidance, AOCI was reduced by $17 million and retained earnings increased by $17 million.  This amount includes the effect of the change in the US federal corporate income tax rate as well the reduction in federal benefit associated with state taxes.
In March 2017, the FASB issued amended guidance on presentation of net periodic benefit costs. The amendment requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components are required to be presented in the income statement separately and outside a subtotal of income from operations, if one is presented. The amendment also requires entities to disclose the income statement lines that contain the other components if they are not appropriately described. This guidance is effective retrospectively for periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. We adopted this guidance effective the first quarter of 2018. The prior period income statements and segment results have been retrospectively adjusted in accordance with the new guidance. The impact to the presentation between operating income and other non-operating income within Xylem's Consolidated Income Statements was $2 million or less for each of the quarters of 2017 and 2016 and approximately $4 million for the year ended December 31, 2017.
In May 2014, the FASB issued guidance on recognizing revenue from contracts with customers. The guidance outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the model is that an entity recognizes revenue to portray the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also expands disclosure requirements regarding revenue recognition. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017 and may be applied retrospectively to each prior period presented or using a modified retrospective approach with the cumulative effect recognized as of the date of initial application. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. We adopted this guidance as of January 1, 2018 using the modified retrospective transition method. The adoption of the guidance did not have a material impact on our financial condition and results of operations. See Note 4, "Revenue", for further details.
Note 3. Acquisitions and Divestitures
2018 Acquisitions and Divestitures
Pure Technologies Ltd.
On January 31, 2018, we acquired all the issued and outstanding shares of Pure Technologies Ltd. (“Pure”), a leader in intelligent leak detection and condition assessment solutions for water distribution networks for approximately $420 million, net of cash received. Acquisition costs of $4 million were reflected as a component of selling, general and administrative expenses in our Condensed Consolidated Income Statement.

Pure’s results of operations were consolidated with the Company effective February 1, 2018 and are reflected in the Measurement & Control Solutions segment.

The preliminary Pure purchase price allocation as of January 31, 2018 is shown in the following table.

(in millions)	Amount
Cash	$14
Receivables	24
Inventories	5
Prepaid and other current assets	1
Property, plant and equipment	22
Intangible assets	148
Other long-term assets	4
Accounts payable	(3)
Accrued and other current liabilities	(12)
Deferred income tax liabilities	(29)
Other non-current accrued liabilities	(2)
Total identifiable net assets	172

Goodwill	262
Total consideration	$434

The fair values of Pure's assets and liabilities were determined based on preliminary estimates and assumptions which management believes are reasonable. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These adjustments will primarily relate to certain short term assets, property, plant and equipment, intangible assets, certain liabilities, and income tax related items. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information is available but no later than one year from the acquisition date.

Goodwill arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of Pure and Xylem. All of the goodwill was assigned to the Measurement & Control Solutions segment and is not deductible for tax purposes.

The preliminary estimate of the fair value of Pure identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows either through the use of the multi-period excess earnings method or the relief-from-royalty method. Some of the more significant assumptions inherent in the development of intangible asset values include: the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, the assessment of the intangible asset’s life cycle, as well as other factors. The following table summarizes key information underlying identifiable intangible assets related to the Pure acquisition:

Category	Life	Amount (in millions)
Customer Relationships	18 years	$83
Technology	3 - 10 years	37
Tradenames	17 years	22
Internally Developed Software	3 years	6
Total		$148

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the three month periods ended March 31, 2018 and March 31, 2017 assuming the acquisition of Pure was made on January 1, 2017.

(in millions)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenue	$1,222	$1,093
Net income	$77	$55

The foregoing unaudited pro forma results are for informational purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the acquisition occurred on January 1, 2017, nor are they necessarily indicative of future results. The pro forma financial information includes the impact of purchase accounting and other nonrecurring items directly attributable to the acquisition, which include:

•	Amortization expense of acquired intangibles

•	Adjustments to the depreciation of property, plant and equipment reflecting the impact of the calculated fair value of those assets in accordance with purchase accounting

•	Adjustments to interest expense to remove historical Pure interest costs and reflect Xylem's current debt profile

•	The related tax impact of the above referenced adjustments

The pro forma results do not include any cost savings or operational synergies that may be generated or realized due to the acquisition of Pure.

For the two month period ended March 31, 2018 Pure had revenue and operating loss of $16 million and $3 million, respectively.

Other Acquisition Activity
During the three months ended March 31, 2018 we also spent approximately $10 million on other acquisition activity.
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
Note 4. Revenue
As discussed in Note 2, "Recently Issued Accounting Pronouncements", Xylem adopted the new guidance on recognizing revenue from contracts with customers as of January 1, 2018.
Xylem recognizes revenue in a manner that depicts the transfer of promised goods and services to customers in an amount that reflects the consideration to which it expects to be entitled to for providing those goods and services. For each arrangement with a customer, we identify the contract, the associated performance obligations within the contract, determine the transaction price of that contract, allocate the transaction price to each performance obligation and recognize revenue as each performance obligation is satisfied.
The satisfaction of performance obligations in a contract is based upon when the customer obtains control over the asset. Depending on the nature of the performance obligation, control transfers either at a particular point in time, or over time which determines the recognition pattern of revenue.
For product sales, other than long-term construction-type contracts, we recognize revenue once control has passed at a point in time, which is generally when products are shipped. In instances where contractual terms include a provision for customer acceptance, revenue is recognized when either (i) we have previously demonstrated that the product meets the specified criteria based on either seller or customer specified objective criteria or (ii) upon formal acceptance received from the customer where the product has not been previously demonstrated to meet customer-specified objective criteria. We recognize revenue on product sales to channel partners, including resellers, distributors or value-added solution providers at the point in time when the risks and rewards, possession, and title have transferred to the customer, which usually occurs at the point of delivery.
Revenue from performance obligations related to services is recognized over time, as the performance obligations are satisfied. In these instances, the customer consumes the benefit of the service as Xylem performs.
Certain businesses also enter into long-term construction-type sales contracts where revenue is recognized over time. In these instances, revenue is recognized using a measure of progress that applies an input method based on costs incurred in relation to total estimated costs.
For all contracts with customers, we determine the transaction price in the arrangement and allocate the transaction price to each performance obligation identified in the contract. Judgment is required to determine the appropriate unit of account, and we separate out the performance obligations if they are capable of being distinct and if they are distinct within the context of the contract. We base our allocation of the transaction price to the performance obligations on the relative standalone selling prices for the goods or services contained in a particular performance obligation. The standalone selling prices are determined first by reference to observable prices. In the event observable prices are not available, we estimate the stand alone selling price by maximizing observable inputs and apply an adjusted market assessment approach, expected cost plus margin approach, or a residual approach in limited situations. Revenue in these instances is recognized on individual performance obligations within the same contract as they are satisfied.

The transaction price is adjusted for our estimate of variable consideration which may include a right of return, discounts, rebates, penalties and retainage. To estimate variable consideration, we apply the expected value or the most likely amount method, based on whichever method most appropriately predicts the amount of consideration we expect to be entitled to. The method applied is typically based on historical experience and known trends. We constrain the amounts of variable consideration that are included in the transaction price, to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when uncertainties around the variable consideration are resolved.
For all contracts with customers, payment received for our products and services may not necessarily follow the same pattern of revenue recognition to which it relates and are dictated by the terms and conditions of our contracts with customers. Payments received for product sales typically occur following delivery and the satisfaction of the performance obligation based upon the terms outlined in the contracts. Payments received for services typically occur following the services being rendered. For long-term construction-type projects, payments are typically made throughout the contract as progress is made.
In limited situations contracts with customers include financing components where payment terms exceed one year, however, we believe that the financing effects are not significant to Xylem. In addition, we apply a practical expedient and do not adjust the promised amount of consideration in a contract for the effects of significant financing components when we expect payment terms to be one year or less from the time the goods or services are transferred until ultimate payment.
Product Warranties
We offer standard warranties for our products to ensure that our products comply with agreed-upon specifications in our contracts. For standard warranties, these do not give rise to performance obligations and represent assurance-type warranties. In certain instances, product warranty terms are adjusted to account for the specific nature of the contract. In these instances, we assess the warranties to determine whether they represent service-type warranties, and should be accounted for as a separate performance obligation in the contract.
For assurance-type warranties, we accrue for the estimated cost of product warranties at the time revenue is recognized and record it as a component of cost of revenue. Our product warranty liability reflects our best estimate of probable liability under the terms and conditions of our product warranties offered to customers. We estimate the liability based on our standard warranty terms, the historical frequency of claims and the cost to replace or repair our products under warranty. Factors that impact our warranty liability include the number of units sold, the length of warranty term, historical and anticipated rates of warranty claims and cost per claim. We also record a warranty liability for specific matters. We assess the adequacy of our recorded warranty liabilities quarterly and adjust amounts as necessary.
Disaggregation of Revenue
The following table illustrates the sources of revenue:

Three Months Ended
(in millions)	March 31, 2018
Revenue from contracts with customers	1,162
Other	55
Total	1,217

The following table illustrates revenue from contracts with customers by application:

Three Months Ended
(in millions)	March 31, 2018
Water Infrastructure
Transport	$347
Treatment	78

Applied Water
Commercial Building Services	137
Residential Building Services	57
Industrial Water	172

Measurement and Control Solutions
Water	172
Electric	37
Gas	43
Software and Services/Other	34
Test	85

Total	$1,162
The following table illustrates revenue from contracts with customers by geographical region:

Three Months Ended
(in millions)	March 31, 2018
Water Infrastructure
United States	$113
Europe	177
Emerging Markets & Other	135

Applied Water
United States	188
Europe	98
Emerging Markets & Other	80

Measurement and Control Solutions
United States	206
Europe	84
Emerging Markets & Other	81

Total	$1,162

Contract Balances
We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to costs incurred to perform in advance of scheduled billings. Contract liabilities relate to payments received in advance of performance under the contracts. Change in contract assets and liabilities are due to our performance under the contract.
The table below provides contract assets, contract liabilities, and significant changes in contract assets and liabilities.

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at 1/1/2018	$89	$107
Additions, net	38	56
Revenue recognized from opening balance	—	(54)
Billings	(34)	—
Other	1	1
Balance at 3/31/2018	$94	$110

(a)	Excludes receivable balances which are disclosed on the balance sheet

Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of March 31, 2018, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $232 million. We expect to recognize revenue upon the completion of satisfying these performance obligations in the following 12 to 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.
Contract Costs
Costs to obtain a contract include incremental costs that the Company has incurred which it expects to recover. Incremental costs only include costs that the Company would not have incurred had the contract not been obtained. Costs that would have been incurred regardless of whether or not the contract was obtained are expensed as incurred, unless they are explicitly chargeable to the customer whether or not the contract is obtained.
The amortization of costs to obtain contracts is consistent with the pattern of transfer of the related goods or services provided in the contract. The Company elects to apply the practical expedient to expense costs to obtain contracts when the associated amortization period of those costs would be one year or less.

Note 5. Restructuring Charges
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position ourselves based on the economic environment and customer demand. During the three months ended March 31, 2018, we recognized restructuring charges of $10 million. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Measurement & Control Solutions and Water Infrastructure segments, as well as headcount reductions within our Applied Water segment.
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
The following table presents the components of restructuring expense and asset impairment charges.

	Three Months Ended
	March 31,
(in millions)	2018	2017
By component:
Severance and other charges	$9	$8
Lease related charges	1	—
Reversal of restructuring accruals	—	(1)
Total restructuring charges	$10	$7
Asset impairment	—	5
Total restructuring and asset impairment charges	$10	$12

By segment:
Water Infrastructure	$3	$2
Applied Water	1	8
Measurement & Control Solutions	6	2
Corporate and other	—	—

The following table displays a rollforward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within accrued and other current liabilities, for the three months ended March 31, 2018 and 2017.

(in millions)	2018	2017
Restructuring accruals - January 1	$7	$15
Restructuring charges	10	7
Cash payments	(5)	(8)
Foreign currency and other	—	—
Restructuring accruals - March 31	$12	$14

By segment:
Water Infrastructure	$1	$1
Applied Water	1	7
Measurement & Control Solutions	6	4
Regional selling locations (a)	3	2
Corporate and other	1	—

(a)
Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following is a rollforward for the three months ended March 31, 2018 and 2017 of employee position eliminations associated with restructuring activities.

	2018	2017
Planned reductions - January 1	47	188
Additional planned reductions	102	28
Actual reductions and reversals	(45)	(133)
Planned reductions - March 31	104	83

The following table presents expected restructuring spend:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2018:
Total expected costs	$5	$1	$8	$—	$14
Costs incurred during Q1 2018	2	1	5	—	8
Total expected costs remaining	$3	$—	$3	$—	$6

Actions Commenced in 2017:
Total expected costs	$20	$12	$2	$—	$34
Costs incurred during 2017	5	4	2	—	11
Costs incurred during Q1 2018	1	—	—	—	1
Total expected costs remaining	$14	$8	$—	$—	$22

Actions Commenced in 2016:
Total expected costs	$13	$14	$11	$2	$40
Costs incurred during 2016	11	10	6	2	29
Costs incurred during 2017	2	4	3	—	9
Costs incurred during Q1 2018	—	—	1	—	1
Total expected costs remaining	$—	$—	$1	$—	$1

The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2018 consist primarily of severance charges and are expected to continue through the end of 2018. The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2017 consist primarily of severance charges and are expected to continue through the end of 2018. The Measurement & Control Solution actions commenced in 2016 are expected to continue through the end of 2018.
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
The income tax provision for the three months ended March 31, 2018 was $16 million resulting in an effective tax rate of 17.1%, compared to $14 million resulting in an effective tax rate of 20.4% for the same period in 2017. The effective tax rate was lower than the United States federal statutory rate primarily due to the mix of earnings in jurisdictions in both periods. Additionally, the effective tax rate for the current period is lower than the three month period ended March 31, 2017 due to the reduction of the United States federal corporate tax rate, partially offset by the Global Intangible Low-Taxed Income ("GILTI") inclusion.
Unrecognized Tax Benefits
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The amount of unrecognized tax benefits at March 31, 2018 was $131 million, as compared to $130 million at December 31,

2017, which if ultimately recognized will reduce our effective tax rate. We do not believe that the unrecognized tax benefits will significantly change within the next twelve months. We classify interest expense relating to unrecognized tax benefits as a component of other non-operating expense, net, and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of March 31, 2018, we had $4 million of interest accrued for unrecognized tax benefits.
Tax Act
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code. The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
Our accounting for the following elements of the Tax Act is incomplete: reduction of U.S. federal corporate tax rate and Deemed Repatriation Transition Tax ("Transition Tax"). As noted at year end, however, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments for reduction of U.S. federal corporate tax rate and Transition Tax as of December 31, 2017. We have not made additional measurement-period adjustments related to the reduction of U.S. federal corporate tax rate during the quarter as we are continuing to perform additional analysis of our deferred tax assets and liabilities. We have not made additional measurement-period adjustments related to the Transition Tax as we are still completing a more detailed analysis of our untaxed accumulated and current earnings and profits ("E&P") as well as awaiting additional regulatory guidance. We are evaluating new guidance issued during the period and expect to complete our accounting within the prescribed measurement period.
Because of the complexity of the GILTI tax rules, we are continuing to evaluate this provision of the Act and the application of ASC 740. As noted at year-end, we were not yet able to reasonably estimate the effect of the new GILTI rules. Therefore, no provisional adjustments were recorded as of December 31, 2017. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy related to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on a number of different aspects of our estimated future results of global operations, we are not yet able to reasonably estimate the long-term effects of this provision of the Tax Act. Therefore, we have not recorded any potential deferred tax effects related to GILTI in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI or use the period cost method. Our accounting for the effects related to GILTI is not complete and we expect to complete our accounting within the prescribed measurement period.

Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share.

	Three Months Ended
	March 31,
	2018	2017
Net income (in millions)	$79	$56
Shares (in thousands):
Weighted average common shares outstanding	179,858	179,542
Add: Participating securities (a)	23	34
Weighted average common shares outstanding — Basic	179,881	179,576
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	928	559
Dilutive effect of restricted stock units and performance share units	556	515
Weighted average common shares outstanding — Diluted	181,365	180,650
Basic earnings per share	$0.44	$0.31
Diluted earnings per share	$0.43	$0.31

(a)
Restricted stock unit awards containing rights to non-forfeitable dividends that participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

(b)
Incremental shares from stock options, restricted stock units and performance share units are computed by the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock units and performance share units, reduced by the repurchase of shares with the proceeds from the assumed exercises and unrecognized compensation expense for outstanding awards. Performance share units will be included in the treasury stock calculation of diluted earnings per share upon achievement of underlying performance or market conditions at the end of the reporting period. See Note 15, "Share-Based Compensation Plans" to the condensed consolidated financial statements for further detail on the performance share units.

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Stock options	1,218	1,772
Restricted stock units	294	389
Performance share units	538	404

Note 8. Inventories
The components of total inventories are summarized as follows:

(in millions)	March 31, 2018	December 31, 2017
Finished goods	$246	$223
Work in process	53	42
Raw materials	279	259
Total inventories	$578	$524

Note 9. Property, Plant and Equipment
The components of total property, plant and equipment, net are as follows:

(in millions)	March 31, 2018	December 31, 2017
Land, buildings and improvements	$341	$329
Machinery and equipment	859	799
Equipment held for lease or rental	247	241
Furniture and fixtures	117	101
Construction work in progress	80	85
Other	22	21
Total property, plant and equipment, gross	1,666	1,576
Less accumulated depreciation	1,000	933
Total property, plant and equipment, net	$666	$643

Depreciation expense of $29 million and $28 million was recognized in the three months ended March 31, 2018 and 2017 respectively.
Note 10. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2018 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Balance as of January 1, 2018	$667	$526	$1,575	$2,768
Activity in 2018
Divested/Acquired	—	—	277	277
Foreign currency and other	9	7	21	37
Balance as of March 31, 2018	$676	$533	$1,873	$3,082

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	March 31, 2018			December 31, 2017
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$991	$(261)	$730	$906	$(241)	$665
Proprietary technology and patents	201	(81)	120	163	(75)	88
Trademarks	154	(34)	120	138	(37)	101
Software	306	(142)	164	277	(130)	147
Other	28	(21)	7	26	(20)	6
Indefinite-lived intangibles	162	—	162	161	—	161
Other Intangibles	$1,842	$(539)	$1,303	$1,671	$(503)	$1,168

Amortization expense related to finite-lived intangible assets was $38 million and $31 million for the three months ended March 31, 2018 and 2017, respectively.
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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty and Australian Dollar. We had foreign exchange contracts with purchase notional amounts totaling $372 million and $455 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, purchase Polish Zloty and sell Euro, purchase US Dollar and sell Canadian Dollar, and to sell Canadian Dollar and Purchase Euro. The purchased notional amounts associated with these currency derivatives are $123 million, $116 million, $55 million, $30 million, $23 million and $21 million respectively. As of December 31, 2017, the purchase notional amounts associated with these currency derivatives were $147 million, $149 million, $66 million, $34 million, $28 million and $25 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross Currency Swaps
Beginning in 2015, we entered into cross currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. The total notional amount of derivative instruments designated as net investment hedges was $463 million and $446 million as of March 31, 2018 and December 31, 2017, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $615 million and $592 million as of March 31, 2018 and December 31, 2017, respectively, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income.

	Three Months Ended
	March 31,
(in millions)	2018	2017
Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain recognized in OCI (a)	$—	$2
Amount of (gain) reclassified from OCI into revenue (a)	(1)	—
Amount of loss reclassified from OCI into cost of revenue (a)	—	1

Net Investment Hedges
Cross Currency Swaps
Amount of loss recognized in OCI (a)	$(23)	$(8)
Foreign Currency Denominated Debt
Amount of loss recognized in OCI (a)	$(23)	$(14)

(a)	Effective portion
As of March 31, 2018, $2 million of net gains on cash flow hedges are expected to be reclassified into earnings in the next 12 months. The ineffective portion of a cash flow hedge is recognized immediately in selling, general and administrative expenses in the Condensed Consolidated Income Statements and was not material for the three months ended March 31, 2018 and 2017.
As of March 31, 2018, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration. The net investment hedges did not experience any ineffectiveness for the three months ended March 31, 2018.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models th at consider various assumptions including yield curves, time value and other measurements.
The fair values of our foreign exchange contracts currently included in our hedging program designated as hedging instruments were as follows:

(in millions)	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Other current assets	$7	$3
Liabilities
Cash Flow Hedges
Other current liabilities	$(5)	$(1)
Net Investment Hedges
Other non-current liabilities	$(88)	$(64)

The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $666 million and $638 million as of March 31, 2018 and December 31, 2017, respectively.

Note 12. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

(in millions)	March 31, 2018	December 31, 2017
Compensation and other employee benefits	$181	$203
Customer-related liabilities	129	119
Accrued taxes	66	75
Accrued warranty costs	54	55
Other accrued liabilities	116	99
Total accrued and other current liabilities	$546	$551

Note 13. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	March 31, 2018	December 31, 2017
4.875% Senior Notes due 2021 (a)	$600	$600
2.250% Senior Notes due 2023 (a)	620	597
3.250% Senior Notes due 2026 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Commercial paper	39	—
Research and development finance contract	130	125
Term loan	279	—
Other	53	—
Debt issuance costs and unamortized discount (b)	(22)	(22)
Total debt	2,599	2,200
Less: short-term borrowings and current maturities of long-term debt	371	—
Total long-term debt	$2,228	$2,200

(a)
The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2021 was $635 million and $648 million as of March 31, 2018 and December 31, 2017, respectively. The fair value of our Senior Notes due 2023 was $666 million and $638 million as of March 31, 2018 and December 31, 2017, respectively. The fair value of our Senior Notes due 2026 was $486 million and $498 million as of March 31, 2018 and December 31, 2017, respectively.The fair value of our Senior Notes due 2046 was $408 million and $431 million as of March 31, 2018 and December 31, 2017, respectively.

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
Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year beginning on May 1, 2017. As of March 31, 2018, we were in compliance with all covenants for the Senior Notes.
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
In accordance with the terms of an amendment to the Credit Facility dated August 30, 2016, we may not exceed a maximum leverage ratio of 4.00 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) for a period of four full fiscal quarters following the Sensus acquisition and a maximum leverage ratio of 3.50 to 1.00 through the rest of the term. The Credit Facility also contains limitations on, among other things, incurring secured debt, granting liens, entering into sale and leaseback transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of March 31, 2018 the Credit Facility was undrawn and we are in compliance with all covenants.
European Investment Bank - R&D Finance Contract
On October 28, 2016, the Company entered into a Finance Contract (the “Finance Contract”) with the European Investment Bank (the “EIB”). The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the Finance Contract and Xylem Inc. is the Guarantor.  The Finance Contract provides for up to €105 million (approximately $130 million) to finance research, development and innovation projects in the field of sustainable water and wastewater solutions during the period from 2017 through 2019 in Sweden, Germany, Italy, UK, Hungary and Austria. The Company has unconditionally guaranteed the performance of the borrowers under the Finance Contract. Under the Finance Contract, the borrowers are able to draw loans on or before April 28, 2018, with a maturity of no longer than 11 years.
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
Both the Finance Contract and the R&D Facility Agreement provide for fixed rate loans and floating rate loans. Under the Finance Contract, the interest rate per annum applicable to fixed rate loans is at a fixed percentage rate per annum specified by the EIB which includes the applicable margin. The interest rate per annum applicable to floating rate loans is at the rate determined by reference to EURIBOR for loans drawn in Euros and LIBOR for loans drawn in Pounds Sterling or U.S. Dollars, plus an applicable spread specified by the EIB which includes the applicable margin. The applicable margin is 59 basis points (0.59%). As of March 31, 2018 and December 31, 2017, $130 million and $125 million were outstanding under the Finance Contract, respectively.
Term Loan Facility
On January 26, 2018, the Company’s subsidiary, Xylem Europe GmbH (the “borrower”) entered into a 12-month €225 million (approximately $279 million) term loan facility (the “Term Facility”) the terms of which are set forth in a term loan agreement, among the borrower, the Company, as parent guarantor and ING Bank. The Company has entered into a parent guarantee in favor of ING Bank also dated January 26, 2018 to secure all present and future obligations of the borrower under the Term Loan Agreement. The Term Facility was used to partially fund  the acquisition of Pure Technologies.
Commercial Paper
Our commercial paper program generally serves as a means of short-term funding and has a combined outstanding limit of $600 million inclusive of the Five-Year Revolving Credit Facility. As of March 31, 2018 and December 31, 2017 $39 million and $0 million of the Company’s $600 million commercial paper program was outstanding at a weighted average interest rate of 2.32% and 0%, respectively. We will periodically borrow under this program and may borrow under it in future periods.
Other Borrowings
Effective October 20, 2016, Xylem entered into a revolving line of credit with SEB Bank. The line of credit provides for an aggregate principal amount of up €65 million (approximately $81 million) with a maturity date that has been extended to September 30, 2018. The line of credit was used to partially fund the acquisition of Pure Technologies in 2018. As of March 31, 2018 and December 31, 2017, $53 million and $0 million were outstanding under the revolving line of credit, respectively.
Note 14. Postretirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended
	March 31,
(in millions)	2018	2017
Domestic defined benefit pension plans:
Service cost	$1	$1
Interest cost	1	1
Expected return on plan assets	(2)	(2)
Amortization of net actuarial loss	1	1
Net periodic benefit cost	$1	$1
International defined benefit pension plans:
Service cost	$2	$3
Interest cost	5	5
Expected return on plan assets	(9)	(8)
Amortization of net actuarial loss	2	2
Settlement/Curtailment	1	—
Net periodic benefit cost	$1	$2
Total net periodic benefit cost	$2	$3

The components of net periodic benefit cost other than the service cost component are included in the line item "other non-operating income (expense), net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other postretirement employee benefit plans was less than $1 million including amounts recognized in other comprehensive income ("OCI") of $1 million for the three months ended March 31, 2018. The total net periodic benefit cost for other postretirement employee benefit plans was $1 million including amounts recognized in OCI of less than $1 million for the three months ended March 31, 2017.

We contributed $6 million and $6 million to our defined benefit plans during the three months ended March 31, 2018 and 2017, respectively. Additional contributions ranging between approximately $14 million and $24 million are expected during the remainder of 2018.
Note 15. Share-Based Compensation Plans
Share-based compensation expense was $9 million and $6 million during the three months ended March 31, 2018 and 2017, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $9 million, $29 million and $25 million, respectively, at March 31, 2018 and is expected to be recognized over a weighted average period of 2.3, 2.4 and 2.2 years, respectively. The amount of cash received from the exercise of stock options was $3 million and $1 million for the three months ended March 31, 2018 and 2017, respectively.
Stock Option Grants
The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2018.

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	2,076	$37.44	7.0
Granted	309	75.18
Exercised	(97)	35.81
Forfeited and expired	(29)	44.57
Outstanding at March 31, 2018	2,259	$42.58	7.2	$78
Options exercisable at March 31, 2018	1,515	$35.21	6.2	$63
Vested and expected to vest as of March 31, 2018	2,150	$40.92	5.9	$76

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the three months ended March 31, 2018 was $3.7 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2018 grants.

Volatility	23.40%
Risk-free interest rate	2.76%
Dividend yield	1.12%
Expected term (in years)	5.1
Weighted-average fair value / share	$17.81

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

Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the three months ended March 31, 2018. The fair value of the restricted stock units is equal to the closing share price on the date of the grant.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2018	779	$35.39
Granted	225	75.18
Vested	(404)	39.56
Forfeited	(20)	42.04
Outstanding at March 31, 2018	580	$57.04

ROIC Performance Share Unit Grants
The following is a summary of Return on Invested Capital ("ROIC") performance share unit grants for the three months ended March 31, 2018. The fair value of the ROIC performance share units is equal to the closing share price on the date of the grant.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2018	298	$41.48
Granted	76	75.18
Forfeited	(93)	36.69
Outstanding at March 31, 2018	281	$52.14

TSR Performance Share Units Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the three months ended March 31, 2018.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2018	213	$47.04
Granted	76	99.24
Forfeited	(8)	45.50
Outstanding at March 31, 2018	281	$61.15

The fair value of TSR performance share units was calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The following are weighted-average assumptions for 2018 grants.

Volatility	26.8%
Risk-free interest rate	2.44%

Note 16. Capital Stock
For the three months ended March 31, 2018 the Company repurchased approximately 0.4 million shares for $33 million. Repurchases include both share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The detail of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. For the three months ended March 31, 2018, we repurchased approximately 0.3 million shares for $25 million. There were no shares repurchased under this program for the three months ended March 31, 2017. There are up to $388 million in shares that may still be purchased under this plan as of March 31, 2018.
Aside from the aforementioned repurchase programs, we repurchased approximately 0.1 million shares and 0.1 million shares for $8 million and $5 million for the three months ended March 31, 2018 and 2017, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units.
Note 17. Accumulated Other Comprehensive Income (Loss)
The following table provides the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2018:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2018	$(15)	$(198)	$3	$(210)
Cumulative effect of change in accounting principle	(11)	(6)	—	(17)
Foreign currency translation adjustment	8	—	—	8
Tax on foreign currency translation adjustment	11	—	—	11
Changes in postretirement benefit plans	—	1	—	1
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	2	—	2
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Reclassification of unrealized gain on derivative hedge agreements into revenue	—	—	(1)	(1)
Balance at March 31, 2018	$(7)	$(202)	$2	$(207)

Note 18 Commitments and Contingencies
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

Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $10 million as of both March 31, 2018 and December 31, 2017 for these general litigation matters.
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
Guarantees
We obtain certain stand-by letters of credit, bank guarantees and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of March 31, 2018 and December 31, 2017, the amount of stand-by letters of credit, bank guarantees and surety bonds was $251 million and $240 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million and $4 million as of March 31, 2018 and December 31, 2017, respectively, for environmental matters.
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

(in millions)	2018	2017
Warranty accrual – January 1	$82	$99
Net charges for product warranties in the period	7	7
Settlement of warranty claims	(9)	(12)
Foreign currency and other	1	—
Warranty accrual - March 31	$81	$94

Note 19. Segment Information
Our business has three reportable segments: Water Infrastructure, Applied Water and Measurement & Control Solutions. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. The Water Infrastructure segment focuses on the transportation and treatment of water, offering a range of products including water and wastewater pumps, treatment equipment, and controls and systems. The Applied Water segment serves many of the primary uses of water and focuses on the residential, commercial and industrial markets. The Applied Water segment's major products include pumps, valves, heat exchangers, controls and dispensing equipment. The Measurement & Control Solutions segment focuses on developing advanced technology solutions that enable intelligent use and conservation of critical water and energy resources as well as analytical instrumentation used in the testing of water. The Measurement & Control Solutions segment's major products include smart metering, networked communications, measurement and control technologies, critical infrastructure technologies, software and services including cloud-based analytics, remote monitoring and data management, leak detection and pressure monitoring solutions and testing equipment.
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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2017 Annual Report). The following tables contain financial information for each reportable segment:

	Three Months Ended
	March 31,
(in millions)	2018	2017
Revenue:
Water Infrastructure	$480	$419
Applied Water	366	333
Measurement & Control Solutions	371	319
Total	$1,217	$1,071
Operating Income:
Water Infrastructure	$49	$41
Applied Water	50	36
Measurement & Control Solutions	33	25
Corporate and other	(19)	(16)
Total operating income	$113	$86
Interest expense	$21	20
Other non-operating expense, net	3	(1)
Gain from sale of business	—	5
Income before taxes	$95	$70
Depreciation and Amortization:
Water Infrastructure	$17	$16
Applied Water	5	6
Measurement & Control Solutions	37	31
Regional selling locations (a)	5	4
Corporate and other	3	2
Total	$67	$59
Capital Expenditures:
Water Infrastructure	$23	$14
Applied Water	9	7
Measurement & Control Solutions	24	15
Regional selling locations (b)	5	4
Corporate and other	—	3
Total	$61	$43

(a)
Depreciation and amortization expense incurred by the Regional selling locations was included in an overall allocation of Regional selling location costs to the segments; however, a certain portion of that expense was not specifically identified to a segment. That expense is captured in this Regional selling location line.

(b)	Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.

The following table contains the total assets for each reportable segment:

(in millions)	March 31, 2018	December 31, 2017
Water Infrastructure	$1,252	$1,232
Applied Water	1,042	1,002
Measurement & Control Solutions	3,752	3,198
Regional selling locations (a)	1,115	1,119
Corporate and other (b)	189	309
Total	$7,350	$6,860

(a)	The Regional selling locations have assets that consist primarily of cash, accounts receivable and inventory which are not allocated to the segments.

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
Factors that could cause results to differ materially from those anticipated include: overall economic and business conditions, political and other risks associated with our international operations, including military actions, economic sanctions or trade embargoes that could affect customer markets, and non-compliance with laws, including foreign corrupt practice laws, export and import laws and competition laws; potential for unexpected cancellations or delays of customer orders in our reported backlog; our exposure to fluctuations in foreign currency exchange rates; competition and pricing pressures in the markets we serve; the strength of housing and related markets; weather conditions; ability to retain and attract key members of management; our relationship with and the performance of our channel partners; our ability to successfully identify, complete and integrate acquisitions, including the integration of Sensus; our ability to borrow or to refinance our existing indebtedness and availability of liquidity sufficient to meet our needs; changes in the value of goodwill or intangible assets; risks relating to product defects, product liability and recalls; governmental investigations; security breaches or other disruptions of our information technology systems; litigation and contingent liabilities; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Annual Report") and with subsequent filings we make with the Securities and Exchange Commission ("SEC").
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
Overview
Xylem is a leading global water technology company. We design, manufacture and service highly engineered solutions ranging across a wide variety of critical applications. Our broad portfolio of solutions addresses customer needs across the water cycle, from the delivery, measurement and use of drinking water to the collection, test and treatment of wastewater to the return of water to the environment. Our product and service offerings are organized into three reportable segments that are aligned around the critical market applications they provide: Water Infrastructure, Applied Water and Measurement & Control Solutions.

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

•
Applied Water serves the usage applications sector with water pressure boosting systems for heating, ventilation and air conditioning and for fire protection systems to the residential and commercial building services markets. In addition, our pumps, heat exchangers, and controls provide cooling to power plants and manufacturing facilities, as well as circulation for food and beverage processing. We also provide boosting systems for farming irrigation. In the Applied Water segment, we provide the majority of our sales through long-standing relationships with many of the leading independent distributors in the markets we serve, with the remainder going directly to customers.

•
Measurement & Control Solutions primarily serves the utility infrastructure solutions and services sector by delivering communications, smart metering, critical infrastructure technologies, measurement and control technologies and services that allow customers to more effectively use their distribution networks for the delivery of critical resources such as water, electricity and natural gas. In the Measurement & Control Solutions segment, we also provide analytical instrumentation used to measure water quality, flow and level in wastewater, surface water and coastal environments. Additionally, we sell software and services including cloud-based analytics, remote monitoring and data management, leak detection and pressure monitoring solutions. We also sell smart lighting products and solutions that improve efficiency and public safety efforts across communities. In the Measurement & Control Solutions segment, we generate our sales through a combination of long-standing relationships with leading distributors and dedicated channel partners as well as direct sales depending on the regional availability of distribution channels and the type of product.

Executive Summary
Xylem reported revenue for the first quarter of 2018 of $1,217 million, an increase of 13.6% compared to $1,071 million reported in the first quarter of 2017. On a constant currency basis, revenue increased by $92 million, or 8.6%, primarily consisting of organic revenue growth of $77 million, or 7.2%, driven by growth in all end markets. Acquisition revenue of $20 million also contributed to the increase, partially offset by a decrease of $5 million of revenue related to divestitures.
We generated operating income of $113 million (margin of 9.3%) during the first quarter of 2018, a $27 million increase compared to $86 million (margin of 8.0%) in 2017. The increase in operating income and margin included the benefit from decreased Sensus acquisition related costs of $10 million, partially offset by increases to restructuring and realignment costs and special charges of $5 million and $1 million, respectively. Excluding the impact of these items, adjusted operating income was $135 million (adjusted margin of 11.1%) during the first quarter of 2018 as compared to $112 million (adjusted margin of 10.5%) in 2017. The increase in adjusted operating margin was primarily due to our productivity initiatives and favorable volume impacts, which were partially offset by cost inflation increases, increased spending on strategic investment and unfavorable currency and mix impacts. Purchase accounting impacts also negatively affected operating margin.

Additional financial highlights for the quarter ended March 31, 2018 include the following:

•	Orders of $1,320 million, up 16.1% from $1,137 million in the prior year, up 10.5% on an organic basis

•	Earnings per share of $0.43, up 38.7% from the prior year ($0.51, up 30.8% on an adjusted basis)

•
Cash flow from operating activities of $63 million for the three months ended March 31, 2018, up 21.2% from the prior year, and free cash flow, excluding Sensus acquisition related costs, of $3 million as compared to $26 million in the prior year.

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

	Three Months Ended
	March 31,
(In millions, except for per share data)	2018	2017
Net income attributable to Xylem	$79	$56
Restructuring and realignment, net of tax of $4 and $2	12	9
Sensus acquisition related costs, net of tax of $4	—	6
Special charges, net of tax of $1 and $2	5	3
Tax-related special items	(3)	—
Gain from sale of business, net of tax of $2	—	(3)
Adjusted net income	$93	$71
Weighted average number of shares - diluted	181.4	180.7
Adjusted earnings per share	$0.51	$0.39

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

•
"Sensus acquisition related costs" defined as costs incurred by the Company associated with the acquisition of Sensus that are being reported within operating income. These costs include integration costs, acquisition costs, costs related to the recognition of the backlog intangible asset amortization recorded in purchase accounting.

•
“special charges" defined as costs incurred by the Company, such as non-cash impairment charges, due diligence costs, initial acquisition and integration costs not related to Sensus and other special non-operating items.

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

	Three Months Ended
	March 31,
(In millions)	2018	2017
Net cash provided by operating activities	$63	$52
Capital expenditures	(61)	(43)
Free cash flow	$2	$9
Cash paid for Sensus related acquisition costs	$(1)	$(17)
Free cash flow, excluding Sensus acquisition related costs	$3	$26

•
“EBITDA” defined as earnings before interest, taxes, depreciation and amortization expense and "Adjusted EBITDA" reflects the adjustment to EBITDA to exclude share-based compensation, restructuring and realignment costs, Sensus acquisition related costs, special charges and gain from sale of business.

	Three Months Ended
	March 31,
(in millions)	2018	2017
Net Income	$79	$56
Income tax expense	16	14
Interest expense (income), net	20	20
Depreciation	29	28
Amortization	38	31
EBITDA	$182	$149
Share-based compensation	$9	$6
Restructuring and realignment	16	11
Sensus acquisition related costs	—	7
Special charges	6	5
Gain from sale of business	—	(5)
Adjusted EBITDA	$213	$173

2018 Outlook
We anticipate total revenue growth in the range of 8% to 10% in 2018, with the recently announced acquisitions as part of the Advanced Infrastructure Analytics ("AIA") platform contributing approximately 2% of that growth. Organic revenue growth is anticipated to be 4% to 6%. The following is a summary of our organic revenue outlook by end market.

•
Utilities revenue increased approximately 8% organically in the first quarter led by strength in North America and Asia Pacific. In 2018 we expect organic revenue growth in the mid-single-digits with stable growth in the U.S. from water and wastewater spending and mixed but stable low-single-digit growth in Europe. We also anticipate high-single-digit growth from the smart meter market and infrastructure analytics along with healthy infrastructure investments and continued focus in emerging markets with projects in China, India and Asia Pacific.

•
Industrial revenue increased approximately 6% organically in the first quarter lead by strength in the U.S. and western Europe. In 2018 we expect organic revenue growth in the low-to-mid-single-digits driven by solid industrial conditions in both the U.S. and Europe along with continued recovery in the oil and gas and mining markets in North America. We also anticipate mixed emerging market conditions with strength in China and India offset by softness in the Middle East and Latin America.

•
In the commercial markets, organic growth was approximately 6% in the first quarter driven by strength in the U.S and and Asia Pacific. In 2018 we expect organic revenue growth in the low-to-mid-single-digits driven by continued strength in the U.S. and the emerging markets lead by initiatives in India and the China building markets. We expect growth in Europe to stabilize after over 2 years of strong performance.

•
In residential markets, organic growth was approximately 4% in the first quarter driven by strength in western Europe. In 2018 we expect organic revenue growth in the mid-single-digits driven by continued competitive market dynamics in the U.S., market share gains from an increased selling focus in Europe and increased demand in China and other Asia Pacific countries for secondary clean water sources.

We will continue to strategically execute restructuring and realignment actions primarily to reposition our European and North American businesses in an effort to optimize our cost structure and improve our operational efficiency and effectiveness. During 2018, we expect to incur $35 million in integration, restructuring and realignment costs. We expect to realize approximately $10 million of incremental net savings in 2018 from actions initiated in 2017, and an additional $3 million of net savings from our 2018 actions.

We plan to continue to take actions and focus spending in 2018 on actions that allow us to make progress on our top strategic priorities.  The priority of accelerating profitable growth encompasses our initiatives to drive commercial excellence, grow in emerging markets and strengthen innovation and technology through creation of new centers of excellence, a streamlined approach to product development and smart acquisitions.  The priority of driving continuous improvement is an area where we will continue to work to create new opportunities to unlock savings by eliminating waste and increasing efficiencies, which is supported by efforts to expand and further deepen our talent pool.  We plan to continue to deploy capital in smart, disciplined ways to develop and acquire solutions to address our customers’ challenges.  Finally, we continue to work to improve cash performance and generate capital to return to our shareholders.
Results of Operations

	Three Months Ended
	March 31,
(In millions)	2018	2017	Change
Revenue	$1,217	$1,071	13.6%
Gross profit	460	412	11.7%
Gross margin	37.8%	38.5%	(70)	bp
Total operating expenses	347	326	6.4%
Expense to revenue ratio	28.5%	30.4%	(190)	bp
Restructuring and realignment costs	16	11	45.5%
Sensus acquisition related charges	—	10	NM
Special charges	6	5	20.0%
Operating expenses excluding restructuring and realignment costs, Sensus acquisition related costs and special charges	325	300	8.3%
Expense to revenue ratio	26.7%	28%	(130)	bp
Operating income	113	86	31.4%
Operating margin	9.3%	8.0%	130	bp
Interest and other non-operating expense, net	18	21	(14.3)%
Gain on sale of business	—	5	NM
Income tax expense	16	14	14.3%
Tax rate	17.1%	20.4%	(330)	bp
Net income	$79	$56	41.1%
NM - Not meaningful percentage change
Revenue
Revenue generated during the three months ended March 31, 2018 was $1,217 million, reflecting an increase of $146 million or 13.6%, compared to the same prior year period. On a constant currency basis, revenue grew 8.6% for the three months ended March 31, 2018. This increase was primarily due to an increase in organic revenue of $77 million, reflecting strong organic growth in North America as well as strength in western Europe and the emerging markets, particularly in China and India. Acquisition revenue of $20 million also contributed to the increase, partially offset by a $5 million reduction in revenue related to divestitures.

The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three months ended March 31, 2018:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2017 Revenue	$419		$333		$319		$1,071
Organic growth	36	8.6%	24	7.2%	17	5.3%	77	7.2%
Acquisitions/Divestitures	—	NM	(5)	(1.5)%	20	6.3%	15	1.4%
Constant currency	36	8.6%	19	5.7%	37	11.6%	92	8.6%
Foreign currency translation (a)	25	6.0%	14	4.2%	15	4.7%	54	5.0%
Total change in revenue	61	14.6%	33	9.9%	52	16.3%	146	13.6%
2018 Revenue	$480		$366		$371		$1,217

(a)	Foreign currency translation impact due to fluctuations in the value of the Euro, the British Pound, the Chinese Yuan, the Swedish Krona and other various currencies against the U.S. Dollar.
Water Infrastructure
Water Infrastructure revenue increased $61 million, or 14.6%, for the first quarter of 2018 (8.6% increase at constant currency) compared to the respective 2017 period. Revenue benefited from $25 million of foreign currency translation for the quarter. The change at constant currency was driven entirely by organic growth of $36 million. Organic growth for the quarter was driven by strength in the utility end market across all regions, primarily in the United States, China and western Europe. Organic growth for the quarter was also driven by strength in the industrial end market, primarily in the United States and western Europe. This growth was partially offset by industrial declines in Asia Pacific, primarily due to a large industrial treatment project delivery in the prior year.
From an application perspective, organic revenue growth in the first quarter of 2018 was driven primarily by our transport application. The transport application grew in the utility end market due to strength in North America from modest share gains and continued focus by utility customers on improving infrastructure, as well as strong dewatering rental sales, and product localization in China and India. To a lesser extent, the transport application also grew in the industrial end market due to strength in the dewatering business which benefited from improved oil and gas markets in North America, and strong rental performance in western Europe. Organic revenue from our treatment application in the utility end market also contributed to the segment's growth primarily from strong project deliveries in North America, Asia Pacific and western Europe.
Applied Water
Applied Water revenue increased $33 million, or 9.9%, for the first quarter of 2018 (5.7% increase at constant currency) compared to the respective 2017 period. Revenue benefited from $14 million of foreign currency translation for the quarter. Revenue growth for the quarter consisted primarily of organic growth of $24 million, or 7.2%, which was driven by strength in the industrial and commercial end markets, particularly in the United States, China and western Europe, as well as modest strength in residential end market in western Europe.
From an application perspective, organic revenue growth in the first quarter of 2018 was led by growth in the industrial water application, driven primarily by recovery in large project business and healthy general industry demand in North America as well as project deliveries in China. Commercial building services revenue also grew organically, primarily driven by distributor strength in the United States and modest market improvement in China. Residential building services grew primarily from modest share gains in Europe.
Measurement & Control Solutions
Measurement & Control Solutions revenue increased $52 million, or 16.3%, for the first quarter of 2018 (11.6% at constant currency) compared to the respective 2017 period. Revenue benefited from $15 million of foreign currency translation for the quarter. Revenue growth for the quarter was partially made up of the revenue contributed by acquisitions of $20 million, with the remainder of the increase coming from organic revenue growth of $17 million, or 5.3%, which was driven by strength in the utility end market, primarily in North America, partially offset by declines in Europe. The growth in North America was driven by large project deployments in the electric and gas applications, as well as increased software as a service contract upgrades. The test application also experienced growth, primarily in China, due to large project deliveries. The water application revenue declined organically during the quarter, primarily due to lapping prior year project shipments in the U.K. and Middle East.
Orders / Backlog
Orders received during the first quarter of 2018 were $1,320 million, an increase of $183 million, or 16.1%, over the first quarter of the prior year (11.2% increase at constant currency). The order growth at constant currency was primarily driven by organic order growth of 10.5% for the three months ended March 31, 2018. Orders from acquisitions of $14 million also contributed to the increase, partially offset by a $6 million reduction in orders related to divestitures.
Water Infrastructure segment orders increased $87 million, or 18.6%, to $554 million (12.6% increase at constant currency) for the quarter as compared to the same prior year period. The order increase on a constant currency basis consisted entirely of an increase in organic orders. Organic orders grew in both of the segment applications. The transport growth was driven by increased strength in North America from similar dynamics impacting the first quarter 2018 revenue growth. Transport order growth was also driven by order strength in the emerging markets, particularly in China and India. Treatment applications had strong order intake, primarily from projects in China and North America, as well as order strength in India and Latin America.
Applied Water segment orders increased $30 million, or 8.5%, to $384 million (4.5% increase at constant currency) for the first quarter of 2018 as compared to the same prior year period. The order increase for the first quarter on a constant currency basis included organic order growth of $22 million, or 6.2%, driven by strong commercial and industrial performance in the United States, as well as strength in Europe and the emerging markets.
Measurement & Control Solutions segment orders increased $66 million, or 20.9%, to $382 million (16.5% increase at constant currency) for the first quarter of 2018 as compared to the same prior year period. The order increase included orders from recent acquisitions of $14 million and organic order growth of $38 million, or 12.0%, primarily from large deployment orders in North America. These increases were partially offset by softness in test application orders driven by a tough prior year comparison of strong 2017 marine projects.
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays can occur from time to time. Total backlog was $1,735 million at March 31, 2018, an increase of $383 million or 28.3%, as compared to March 31, 2017 backlog of $1,352 million, and an increase of $222 million or 14.7%, as compared to December 31, 2017 backlog of $1,513 million. The March 31, 2017 backlog balance has been revised to include contractual agreements that Sensus has with customers that do not have minimum commitments but which we believe will be executed upon over the terms of the contracts. We anticipate that approximately 55% of the backlog at March 31, 2018 will be recognized as revenue in the remainder of 2018.
Gross Margin
Gross margin as a percentage of revenue decreased 70 basis points to 37.8% for the three months ended March 31, 2018 as compared to 38.5% for 2017. The gross margin declines were primarily driven by increases in cost inflation and unfavorable mix, which were partially offset by cost reductions from productivity improvement initiatives.

Operating Expenses
The following table presents operating expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(In millions)	2018	2017	Change
Selling, general and administrative expenses ("SG&A")	$296	$272	8.8%
SG&A as a % of revenue	24.3%	25.4%	(110)	bp
Research and development expenses ("R&D")	41	42	(2.4)%
R&D as a % of revenue	3.4%	3.9%	(50)	bp
Restructuring and asset impairment charges, net	10	12	(16.7)%
Operating expenses	$347	$326	6.4%
Expense to revenue ratio	28.5%	30.4%	(190)	bp
Selling, General and Administrative Expenses
SG&A increased by $24 million to $296 million or 24.3% of revenue in the first quarter of 2018, as compared to $272 million or 25.4% of revenue in the comparable 2017 period. The increase in SG&A expense was primarily driven by negative currency translation impacts, inflation increases and additional SG&A from recent acquisitions. These increases were partially offset by savings from global procurement and continuous improvement initiatives and restructuring actions.
Research and Development Expenses
R&D spending was $41 million or 3.4% of revenue in the first quarter of 2018 as compared to $42 million or 3.9% of revenue in the comparable period of 2017, primarily as a result of an increase in R&D costs capitalized in the current quarter as compared to the prior year.
Restructuring Charges and Asset Impairment
Restructuring
During the three months ended March 31, 2018, we recognized restructuring charges of $10 million. We incurred these charges related to actions taken in 2018 primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Measurement & Control Solutions and Water Infrastructure segments, as well as headcount reductions within our Applied Water segment. Included in the charges recorded during the three months ended March 31, 2018 were $2 million related to actions commenced in prior years.
During the three months ended March 31, 2017, we recognized restructuring charges of $7 million. We incurred these charges related to actions taken in 2017 primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Applied Water and Water Infrastructure segments, as well as headcount reduction within our Measurement & Control Solutions segment. Included in the charges recorded during the three months ended March 31, 2017 were $5 million related to actions commenced in prior years.
The following table presents expected restructuring spend:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2018:
Total expected costs	$5	$1	$8	$—	$14
Costs incurred during Q1 2018	2	1	5	—	8
Total expected costs remaining	$3	$—	$3	$—	$6

The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2018 consist primarily of severance charges and are expected to continue through the end of 2018. The Water Infrastructure, Applied Water, Measurement & Control Solutions and Corporate actions commenced in 2017 consist primarily of severance charges and are expected to continue through the end of 2019.
We currently expect to incur approximately $15 million in restructuring costs for the full year. As a result of all of the actions taken and expected to be taken in 2018, we anticipate approximately $2 million of total net savings to be realized during 2018.
Asset Impairment
During the first quarter of 2017 we determined that certain assets within our Applied Water segment, including a trade name were impaired. Accordingly we recognized an impairment charge of $5 million. Refer to Note 10, "Goodwill and Other Intangible Assets," for additional information.
Operating Income
Operating income for the first quarter of 2018 was $113 million, reflecting an increase of 31.4% compared to $86 million in the first quarter of 2017. Operating margin was 9.3% for 2018 versus 8.0% for 2017, an increase of 130 basis points. The increase in operating margin was primarily due to cost reductions resulting from our productivity initiatives, favorable volume impacts and a decrease in Sensus acquisition related costs. These favorable impacts on operating margin were partially offset by cost inflation increases, increased spending on strategic investments, unfavorable mix and currency impacts and an increase in restructuring and realignment charges. Purchase accounting impacts also negatively affected operating margin.
Adjusted operating income was $135 million with an operating margin of 11.1% in 2018 as compared to adjusted operating income of $112 million with an adjusted operating margin of 10.5% in the first quarter of 2017. The increase in adjusted operating margin was mostly due to our productivity initiatives and favorable volume impacts, which were partially offset by cost inflation increases, increased spending on strategic investments and unfavorable mix and currency impacts.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended
	March 31,
(In millions)	2018	2017	Change
Water Infrastructure
Operating income	$49	$41	19.5%
Operating margin	10.2%	9.8%	40	bp
Restructuring and realignment costs	5	4	25.0%
Adjusted operating income	$54	$45	20.0%
Adjusted operating margin	11.3%	10.7%	60	bp
Applied Water
Operating income	$50	$36	38.9%
Operating margin	13.7%	10.8%	290	bp
Restructuring and realignment costs	3	4	(25.0)%
Special charges	—	5	NM
Adjusted operating income	$53	$45	17.8%
Adjusted operating margin	14.5%	13.5%	100	bp
Measurement & Control Solutions
Operating income	$33	$25	32.0%
Operating margin	8.9%	7.8%	110	bp
Sensus acquisition related costs	—	6	NM
Restructuring and realignment costs	8	3	166.7
Special charges	2	—	NM
Adjusted operating income	$43	$34	26.5%
Adjusted operating margin	11.6%	10.7%	90	bp
Corporate and other
Operating loss	$(19)	$(16)	18.8%
Sensus acquisition related costs	—	4	NM
Special charges	4	—	NM
Adjusted operating loss	$(15)	$(12)	25.0%
Total Xylem
Operating income	$113	$86	31.4%
Operating margin	9.3%	8.0%	130	bp
Restructuring and realignment costs	16	11	45.5%
Sensus acquisition related costs	—	10	NM
Special charges	6	5	20.0%
Adjusted operating income	$135	$112	20.5%
Adjusted operating margin	11.1%	10.5%	60	bp
NM - Not meaningful percentage change

Water Infrastructure
Operating income for our Water Infrastructure segment increased $8 million, or 19.5%, for the first quarter of 2018 compared to the prior year, with operating margin also increasing from 9.8% to 10.2%. Operating margin was negatively impacted by increased restructuring and realignment costs of $1 million in 2018. Excluding these restructuring and realignment costs, adjusted operating income increased $9 million, or 20.0%, with adjusted operating margin increasing from 10.7% to 11.3%. The increase in adjusted operating margin for the quarter was primarily due to cost reductions from productivity initiatives and favorable volume, which were partially offset by cost inflation, negative currency impacts and unfavorable mix.
Applied Water
Operating income for our Applied Water segment increased $14 million, or 38.9%, for the first quarter of 2018 compared to the prior year, with operating margin also increasing from 10.8% to 13.7%. Operating margin was positively impacted by a decrease in special charges of $5 million and decreased restructuring and realignment costs of $1 million in 2018. Excluding special charges and restructuring and realignment costs, adjusted operating income increased $8 million, or 17.8%, with adjusted operating margin increasing from 13.5% to 14.5%. The increase in adjusted operating margin was primarily due to cost reductions from our productivity initiatives and restructuring savings, which were partially offset by increases in cost inflation and unfavorable mix.
Measurement & Control Solutions
Operating income for our Measurement & Control Solutions segment increased $8 million, or 32.0%, for the first quarter of 2018 compared to the prior year, with operating margin also increasing from 7.8% to 8.9%. Operating margin was negatively impacted by an increase in restructuring and realignment costs of $5 million and $2 million of special charges in 2018. These impacts were partially offset by $6 million of Sensus acquisition related costs incurred during the quarter in 2017 that did not recur. Excluding these items, adjusted operating income increased $9 million, or 26.5%, with adjusting operating margin increasing from 10.7% to 11.6%. The increase in adjusted operating margin was primarily due to cost reductions from productivity initiatives and restructuring savings and favorable volume, which were partially offset by increases in cost inflation and spending on strategic investments. Purchase accounting impacts also negatively affected operating margin.
Corporate and other
Operating expense and adjusted operating expense for corporate and other increased $3 million for the first quarter of 2018 as compared to the prior year. Special charges of $4 million incurred during the period were offset by $4 million of Sensus acquisition related costs incurred during the quarter in 2017 that did not recur. The increase in corporate expenses were primarily due to employee related, non-cash share-based compensation costs.
Interest Expense
Interest expense was $21 million for the three months ended March 31, 2018, and $20 million for the three months ended March 31, 2017. The increased interest expense for the three month period includes additional interest expense in 2018 related to debt entered into in the first quarter of 2018 to fund our acquisition of Pure Technologies. See Note 13, "Credit Facilities and Debt" of our consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for the three months ended March 31, 2018 was $16 million resulting in an effective tax rate of 17.1%, compared to $14 million resulting in an effective tax rate of 20.4% for the same period in 2017. The effective tax rate was lower than the United States federal statutory rate primarily due to the mix of earnings in jurisdictions for the period. Additionally, the effective tax rate for the current period is lower than the three month period ended March 31, 2017 due to the reduction of the U.S. federal corporate tax rate, partially offset by the Global Intangible Low-Taxed Income inclusion.
On December 22, 2017, the US government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code. As noted at year end, we were able to reasonably estimate certain effects and, therefore, as permitted by SAB 118, recorded provisional estimates associated with the reduction of U.S. federal corporate tax rate and deemed repatriation transition tax. We have not made additional measurement-period adjustments related to these items during the quarter. See Note 6 “Income Tax Expense” of our consolidated financial statements for further discussion of the Tax Act.
Other Comprehensive Income
Other comprehensive income was $20 million for the three months ended March 31, 2018 compared to $42 million for the same period in 2017. This decrease in other comprehensive income was driven primarily by unfavorable foreign currency translation impacts, primarily due to the unfavorable impact from movement in our Euro net investment hedges, which more than offset the increased strength of the Euro in the first quarter of 2018 versus the same prior year period. Also contributing to the decrease was the weakening of the Canadian Dollar against the U.S. Dollar in 2018 as compared to the strengthening of this currency in the prior year. These decreases were partially offset by the strengthening of the Great British Pound against the U.S. Dollar in 2018 as compared to the weakening of this currency in the same prior year period.
Liquidity and Capital
The following table summarizes our sources and (uses) of cash:

	Three Months Ended
	March 31,
(In millions)	2018	2017	Change
Operating activities	$63	$52	$11
Investing activities	(491)	(38)	(453)
Financing activities	302	(41)	343
Foreign exchange (a)	9	6	3
Total	$(117)	$(21)	$(96)

(a)	The impact is primarily due to the strengthening of the Euro and the Chinese Yuan against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
During the three months ended March 31, 2018, net cash provided by operating activities was $63 million an increase of $11 million as compared to the same prior year period. This increase was primarily driven by improvement in net working capital levels as compared to the same prior year period. Increased net income also contributed to the increased cash provided by operating activities, offset in part by increased payments for employee incentives paid out during the comparative quarters.
Investing Activities
Cash used in investing activities was $491 million for the three months ended March 31, 2018 as compared to $38 million in the comparable prior year period. This increase was mainly driven by the $430 million spent on 2018 acquisitions, primarily the acquisition of Pure Technologies, during the three months ended March 31, 2018 versus the $6 million spent for acquisition purchase price true-ups in the same prior year period. Spending on capital projects also increased by $18 million over the prior year, primarily due to increases to our rental fleet, the purchase of a building and increased spending on software development. Lastly, we did not receive any proceeds from the sale of a business during the first quarter of 2018 as compared to $11 million received in the prior year for a divested business.
Financing Activities
Cash generated by financing activities was $302 million for the three months ended March 31, 2018 as compared to cash used of $41 million in the comparable prior year period. The net increase in cash provided by financing activities was primarily due to the issuance of $371 million in short term debt related to acquisition financing in 2018. This was partially offset by an increase in share repurchase activity of $28 million.

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
We anticipate that our present sources of funds, including funds from operations and additional borrowings, will provide us with sufficient liquidity and capital resources to meet our liquidity and capital needs both inside and outside of the United States over the next twelve months.
Credit Facilities & Long-Term Contractual Commitments
See Note 13, "Credit Facilities and Debt" of our consolidated financial statements for a description of our credit facilities and long-term debt.
Non-U.S. Operations
We generated approximately 55% and 54% of our revenue from non-U.S. operations for the three months ended March 31, 2018 and 2017, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. As of March 31, 2018, we have provided a deferred tax liability of $20 million for foreign withholding taxes and state income taxes on $769 million expected to be repatriated to the U.S. parent as deemed necessary. As of March 31, 2018, our foreign subsidiaries were holding $258 million in cash or marketable securities.
Critical Accounting Estimates
Our discussion and analysis of our results of operations and capital resources are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Annual Report describes the critical accounting estimates used in preparation of the condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the information concerning our critical accounting estimates as stated in our 2017 Annual Report.
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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2017 Annual Report.

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

ITEM 1A.           RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2017 Annual Report.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended March 31, 2018:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
1/1/18 - 1/31/18	—	—	—	$413
2/1/18 - 2/28/18	0.3	73.94	0.3	$388
3/1/18 - 3/31/18	—	—	—	$388
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. For the three months ended March 31, 2018, we repurchased 0.3 million shares for $25 million. There are up to $388 million in shares that may still be purchased under this plan as of March 31, 2018.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.             OTHER INFORMATION
None.

ITEM 6.             EXHIBITS
See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

3.1	Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2	Fourth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

11.0	Statement Re-Computation of Per Share Earnings
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

101.0
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Paul A. Stellato
Paul A. Stellato
Vice President, Controller and Chief Accounting Officer

May 1, 2018