Form 10-Q
period 2018-06-30
Xylem Inc.
filed 2018-07-31
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of July 27, 2018, there were 179,617,701 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Six Months
For the period ended June 30,	2018	2017	2018	2017
Revenue	$1,317	$1,164	$2,534	$2,235
Cost of revenue	798	707	1,555	1,366
Gross profit	519	457	979	869
Selling, general and administrative expenses	293	270	589	542
Research and development expenses	50	44	91	86
Restructuring and asset impairment charges, net	5	6	15	18
Operating income	171	137	284	223
Interest expense	21	21	42	41
Other non-operating income (expense), net	2	5	5	4
(Loss) gain from sale of business	(2)	—	(2)	5
Income before taxes	150	121	245	191
Income tax expense	35	21	51	35
Net income	115	100	194	156
Less: Net income attributable to non-controlling interests	—	1	—	1
Net income attributable to Xylem	$115	$99	$194	$155
Earnings per share:
Basic	$0.64	$0.55	$1.08	$0.87
Diluted	$0.64	$0.55	$1.07	$0.86
Weighted average number of shares:
Basic	179.8	179.6	179.8	179.6
Diluted	181.0	180.6	181.2	180.6
Dividends declared per share	$0.2100	$0.1800	$0.4200	$0.3600
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Six Months
For the period ended June 30,	2018	2017	2018	2017
Net income	$115	$100	$194	$156
Other comprehensive income, before tax:
Foreign currency translation adjustment	(60)	30	(52)	59
Net change in derivative hedge agreements:
Unrealized (losses) gains	(9)	3	(9)	5
Amount of gain reclassified into net income	(1)	(1)	(2)	—
Net change in postretirement benefit plans:
Amortization of prior service credit	(1)	—	(2)	—
Amortization of net actuarial loss into net income	4	2	7	5
Settlement/Curtailment	—	—	1	—
Other comprehensive (loss) income, before tax	(67)	34	(57)	69
Income tax expense (benefit) related to items of other comprehensive income	20	(22)	10	(29)
Other comprehensive (loss) income, net of tax	(87)	56	(67)	98
Comprehensive income	$28	$156	$127	$254
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	June 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$321	$414
Receivables, less allowances for discounts and doubtful accounts of $31 and $35 in 2018 and 2017, respectively	1,019	956
Inventories	598	524
Prepaid and other current assets	168	177
Total current assets	2,106	2,071
Property, plant and equipment, net	643	643
Goodwill	2,996	2,768
Other intangible assets, net	1,269	1,168
Other non-current assets	218	210
Total assets	$7,232	$6,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$580	$549
Accrued and other current liabilities	536	551
Short-term borrowings and current maturities of long-term debt	361	—
Total current liabilities	1,477	1,100
Long-term debt	2,179	2,200
Accrued postretirement benefits	426	442
Deferred income tax liabilities	288	252
Other non-current accrued liabilities	333	347
Total liabilities	4,703	4,341
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 192.8 shares and 192.3 shares in 2018 and 2017, respectively	2	2
Capital in excess of par value	1,932	1,912
Retained earnings	1,359	1,227
Treasury stock – at cost 13.2 shares and 12.4 shares in 2018 and 2017, respectively	(486)	(428)
Accumulated other comprehensive loss	(294)	(210)
Total stockholders’ equity	2,513	2,503
Non-controlling interests	16	16
Total equity	2,529	2,519
Total liabilities and stockholders’ equity	$7,232	$6,860

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the six months ended June 30,	2018	2017
Operating Activities
Net income	$194	$156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58	55
Amortization	74	61
Share-based compensation	16	11
Restructuring and asset impairment charges	15	18
Loss (gain) from sale of business	2	(5)
Other, net	(7)	4
Payments for restructuring	(12)	(17)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(68)	(70)
Changes in inventories	(87)	(13)
Changes in accounts payable	54	(19)
Other, net	(38)	(30)
Net Cash – Operating activities	201	151
Investing Activities
Capital expenditures	(111)	(77)
Acquisitions of businesses, net of cash acquired	(430)	(6)
Proceeds from sale of business	—	11
Other, net	4	3
Net Cash – Investing activities	(537)	(69)
Financing Activities
Short-term debt issued, net	437	33
Short-term debt repaid	(54)	(65)
Repurchase of common stock	(58)	(25)
Proceeds from exercise of employee stock options	4	7
Dividends paid	(76)	(65)
Other, net	(1)	—
Net Cash – Financing activities	252	(115)
Effect of exchange rate changes on cash	(9)	13
Net change in cash and cash equivalents	(93)	(20)
Cash and cash equivalents at beginning of year	414	308
Cash and cash equivalents at end of period	$321	$288
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$46	$46
Income taxes (net of refunds received)	$51	$47
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
Recently Adopted Pronouncements
In February 2018, the FASB issued new guidance on the reclassification of certain tax effects in Accumulated Other Comprehensive Income ("AOCI").  The guidance allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”).  This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted.  The guidance may be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We early adopted this guidance effective the first quarter of 2018, and elected to reclassify the income tax effects of the Tax Act from AOCI to retained earnings.  As a result of adopting the guidance, AOCI was reduced by $17 million and retained earnings increased by $17 million.  This amount includes the effect of the change in the US federal corporate income tax rate.
In March 2017, the FASB issued amended guidance on the presentation of net periodic benefit costs. The amendment requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components are required to be presented in the income statement separately and outside a subtotal of income from operations, if one is presented. The amendment also requires entities to disclose the income statement lines that contain the other components if they are not appropriately described. This guidance is effective retrospectively for periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. We adopted this guidance effective the first quarter of 2018. The prior period consolidated income statements and segment results have been retrospectively adjusted in accordance with the new guidance. The impact to the presentation between operating income and other non-operating income within Xylem's Consolidated Income Statements was $2 million or less for each of the quarters of 2017 and 2016 and approximately $4 million for the year ended December 31, 2017.
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

The preliminary Pure purchase price allocation as of January 31, 2018 is shown in the following table.

(in millions)	Amount
Cash	$14
Receivables	23
Inventories	5
Prepaid and other current assets	2
Property, plant and equipment	22
Intangible assets	149
Other long-term assets	1
Accounts payable	(3)
Accrued and other current liabilities	(12)
Deferred income tax liabilities	(27)
Other non-current accrued liabilities	(2)
Total identifiable net assets	172

Goodwill	262
Total consideration	$434

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

Category	Life	Amount (in millions)
Customer Relationships	17 - 18 years	$84
Technology	3 - 10 years	38
Tradenames	17 years	21
Internally Developed Software	3 years	6
Total		$149

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the three and six month periods ended June 30, 2018 and June 30, 2017, respectively, assuming the acquisition of Pure was made on January 1, 2017.

(in millions)	Three Months		Six Months
For the period ended June 30,	2018	2017	2018	2017
Revenue	N/A	$1,189	$2,539	$2,282
Net income	N/A	$98	$191	$152

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

During the three months ended June 30, 2018 Pure had operating income of less than $1 million. During the six months ended June 30, 2018 Pure had an operating loss of $2 million.

Other Acquisition Activity
During the three months ended June 30, 2018 we had no acquisition activity. During the six months ended June 30, 2018 we spent approximately $10 million on other acquisition activity.
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
For product sales, other than long-term construction-type contracts, we recognize revenue once control has passed at a point in time, which is generally when products are shipped. In instances where contractual terms include a provision for customer acceptance, revenue is recognized when either (i) we have previously demonstrated that the product meets the specified criteria based on either seller or customer specified objective criteria or (ii) upon formal acceptance received from the customer where the product has not been previously demonstrated to meet customer specified objective criteria. We recognize revenue on product sales to channel partners, including resellers, distributors or value-added solution providers at the point in time when the risks and rewards, possession, and title have transferred to the customer, which usually occurs at the point of delivery.
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
If shipping and handling activities are performed after a customer obtains control of a good we account for the shipping and handling activities as activities to fulfill a promise to transfer a good. Shipping and handling related costs are accrued as revenue is recognized.
For all contracts with customers, we determine the transaction price in the arrangement and allocate the transaction price to each performance obligation identified in the contract. Judgment is required to determine the appropriate unit of account, and we separate out the performance obligations if they are capable of being distinct and if they are distinct within the context of the contract. We base our allocation of the transaction price to the performance obligations on the relative standalone selling prices for the goods or services contained in a particular performance obligation. The standalone selling prices are determined first by reference to observable prices. In the event observable prices are not available, we estimate the stand-alone selling price by maximizing observable inputs and apply an adjusted market assessment approach, expected cost plus margin approach, or a residual approach in limited situations. Revenue in these instances is recognized on individual performance obligations within the same contract as they are satisfied.
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
We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with specific revenue-producing transaction and collected from a customer, for example sales, use value added and some excise taxes.
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
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2018	June 30, 2018
Revenue from contracts with customers	$1,258	$2,420
Other	59	114
Total	$1,317	$2,534

The following table reflects revenue from contracts with customers by application:

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2018	June 30, 2018
Water Infrastructure
Transport	$387	$734
Treatment	100	178

Applied Water
Commercial Building Services	150	287
Residential Building Services	56	113
Industrial Water	182	354

Measurement and Control Solutions
Water	175	347
Electric	37	74
Gas	47	90
Software and Services/Other	35	69
Test	89	174

Total	$1,258	$2,420
The following table reflects revenue from contracts with customers by geographical region:

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2018	June 30, 2018
Water Infrastructure
United States	$135	$248
Europe	191	368
Emerging Markets & Other	161	296

Applied Water
United States	198	386
Europe	100	198
Emerging Markets & Other	90	170

Measurement and Control Solutions
United States	230	436
Europe	71	155
Emerging Markets & Other	82	163

Total	$1,258	$2,420

Contract Balances
We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to costs incurred to perform in advance of scheduled billings. Contract liabilities relate to payments received in advance of performance under the contracts. Change in contract assets and liabilities are due to our performance under the contract.
The table below provides contract assets, contract liabilities, and significant changes in contract assets and liabilities.

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at 1/1/2018	$89	$107
Additions, net	51	86
Revenue recognized from opening balance	—	(74)
Billings	(54)	—
Other	(3)	(5)
Balance at 6/30/2018	$83	$114

(a)	Excludes receivable balances which are disclosed on the balance sheet

Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of June 30, 2018, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $233 million. We expect to recognize revenue upon the completion of satisfying these performance obligations in the following 12 to 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.
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
Note 5. Restructuring Charges
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position ourselves based on the economic environment and customer demand. During the three and six months ended June 30, 2018, we recognized restructuring charges of $5 million and $15 million, respectively. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Measurement & Control Solutions and Water Infrastructure segments, as well as headcount reductions within our Applied Water segment.

During the three and six months ended June 30, 2017, we recognized restructuring charges of $6 million and $13 million. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Applied Water and Water Infrastructure segments, as well as headcount reductions within our Measurement and Control Solutions segment.
The following table presents the components of restructuring expense and asset impairment charges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
By component:
Severance and other charges	$5	$6	$14	$14
Lease related charges	—	—	1	—
Reversal of restructuring accruals	—	—	—	(1)
Total restructuring charges	$5	$6	$15	$13
Asset impairment	—	—	—	5
Total restructuring and asset impairment charges	$5	$6	$15	$18

By segment:
Water Infrastructure	$3	$3	$6	$5
Applied Water	—	2	1	10
Measurement & Control Solutions	2	1	8	3
Corporate and other	—	—	—	—

The following table displays a rollforward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within accrued and other current liabilities, for the six months ended June 30, 2018 and 2017.

(in millions)	2018	2017
Restructuring accruals - January 1	$7	$15
Restructuring charges	15	13
Cash payments	(12)	(17)
Foreign currency and other	—	—
Restructuring accruals - June 30	$10	$11

By segment:
Water Infrastructure	$2	$1
Applied Water	1	4
Measurement & Control Solutions	4	3
Regional selling locations (a)	2	3
Corporate and other	1	—

(a)
Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following is a rollforward for the six months ended June 30, 2018 and 2017 of employee position eliminations associated with restructuring activities.

	2018	2017
Planned reductions - January 1	47	188
Additional planned reductions	155	105
Actual reductions and reversals	(103)	(185)
Planned reductions - June 30	99	108

The following table presents expected restructuring spend:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2018:
Total expected costs	$8	$1	$8	$—	$17
Costs incurred during Q1 2018	2	1	5	—	8
Costs incurred during Q2 2018	2	—	2	—	4
Total expected costs remaining	$4	$—	$1	$—	$5

Actions Commenced in 2017:
Total expected costs	$19	$12	$2	$—	$33
Costs incurred during 2017	5	4	2	—	11
Costs incurred during Q1 2018	1	—	—	—	1
Costs incurred during Q2 2018	1	—	—	—	1
Total expected costs remaining	$12	$8	$—	$—	$20

Actions Commenced in 2016:
Total expected costs	$13	$14	$11	$2	$40
Costs incurred during 2016	11	10	6	2	29
Costs incurred during 2017	2	4	3	—	9
Costs incurred during Q1 2018	—	—	1	—	1
Costs incurred during Q2 2018	—	—	—	—	—
Total expected costs remaining	$—	$—	$1	$—	$1

The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2018 consist primarily of severance charges and are expected to continue through the end of 2018. The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2017 consist primarily of severance charges and are expected to continue through the end of 2019. The Measurement & Control Solutions actions commenced in 2016 are expected to continue through the end of 2018.
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

The income tax provision for the three months ended June 30, 2018 was $35 million resulting in an effective tax rate of 23.2%, compared to $21 million resulting in an effective tax rate of 16.8% for the same period in 2017. The income tax provision for the six months ended June 30, 2018 was $51 million resulting in an effective tax rate of 20.8%, compared to $35 million resulting in an effective tax rate of 18.1% for the same period in 2017. The effective tax rate for the three month period ended June 30, 2018 was higher than the U.S. federal statutory rate primarily due to the settlement of tax examinations in various jurisdictions and the Global Intangible Low-Taxed Income ("GILTI") inclusion, partially offset by the mix of earnings in jurisdictions. The effective tax rate for the six month period ended June 30, 2018 was lower than the U.S. federal statutory rate primarily due to the mix of earnings in jurisdictions. Additionally, the effective tax rate for the three and six month periods ended June 30, 2018 is higher than the same periods of 2017 primarily due to the settlement of tax examinations and the GILTI inclusion, partially offset by the reduction of the U.S. federal corporate tax rate.
Unrecognized Tax Benefits
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities or litigation, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The amount of unrecognized tax benefits at June 30, 2018 was $126 million, as compared to $130 million at December 31, 2017, which if ultimately recognized will reduce our effective tax rate. We do not believe that the unrecognized tax benefits will significantly change within the next twelve months. We classify interest expense relating to unrecognized tax benefits as a component of other non-operating expense, net, and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of June 30, 2018, we had $5 million of interest accrued for unrecognized tax benefits.
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
Our accounting for the following elements of the Tax Act is incomplete: reduction of U.S. federal corporate tax rate and Deemed Repatriation Transition Tax ("Transition Tax"). As noted at year end, however, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments for reduction of U.S. federal corporate tax rate and Transition Tax as of December 31, 2017. We have not made additional measurement-period adjustments related to the reduction of U.S. federal corporate tax rate during the quarter as we are continuing to perform additional analysis of our deferred tax assets and liabilities. We have not made additional measurement-period adjustments related to the Transition Tax as we are still completing a more detailed analysis of our accumulated and current earnings and profits ("E&P") as well as awaiting additional regulatory guidance. We are evaluating new guidance issued during the period and expect to complete our accounting within the prescribed measurement period.
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
Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income attributable to Xylem (in millions)	$115	$99	$194	$155
Shares (in thousands):
Weighted average common shares outstanding	179,770	179,571	179,814	179,557
Add: Participating securities (a)	35	28	29	31
Weighted average common shares outstanding — Basic	179,805	179,599	179,843	179,588
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	886	640	907	600
Dilutive effect of restricted stock units and performance share units	351	362	453	438
Weighted average common shares outstanding — Diluted	181,042	180,601	181,203	180,626
Basic earnings per share	$0.64	$0.55	$1.08	$0.87
Diluted earnings per share	$0.64	$0.55	$1.07	$0.86

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Stock options	1,360	1,854	1,289	1,813
Restricted stock units	385	464	339	427
Performance share units	517	530	527	467

Note 8. Inventories
The components of total inventories are summarized as follows:

(in millions)	June 30, 2018	December 31, 2017
Finished goods	$253	$223
Work in process	56	42
Raw materials	289	259
Total inventories	$598	$524

Note 9. Property, Plant and Equipment
The components of total property, plant and equipment, net are as follows:

(in millions)	June 30, 2018	December 31, 2017
Land, buildings and improvements	$327	$329
Machinery and equipment	810	799
Equipment held for lease or rental	246	241
Furniture and fixtures	108	101
Construction work in progress	82	85
Other	21	21
Total property, plant and equipment, gross	1,594	1,576
Less accumulated depreciation	951	933
Total property, plant and equipment, net	$643	$643

Depreciation expense of $29 million and $58 million was recognized in the three and six months ended June 30, 2018, respectively, and $27 million and $55 million for the three and six months ended June 30, 2017.

Note 10. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2018 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Balance as of January 1, 2018	$667	$526	$1,575	$2,768
Activity in 2018
Divested/Acquired	—	—	277	277
Foreign currency and other	(9)	(8)	(32)	(49)
Balance as of June 30, 2018	$658	$518	$1,820	$2,996

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	June 30, 2018			December 31, 2017
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$974	$(272)	$702	$906	$(241)	$665
Proprietary technology and patents	200	(84)	116	163	(75)	88
Trademarks	150	(36)	114	138	(37)	101
Software	320	(147)	173	277	(130)	147
Other	25	(20)	5	26	(20)	6
Indefinite-lived intangibles	159	—	159	161	—	161
Other Intangibles	$1,828	$(559)	$1,269	$1,671	$(503)	$1,168

Amortization expense related to finite-lived intangible assets was $36 million and $74 million for the three and six months ended June 30, 2018, respectively, and $30 million and $61 million for the three and six months ended June 30, 2017, respectively.
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

Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty and Australian Dollar. We had foreign exchange contracts with purchase notional amounts totaling $226 million and $455 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, purchase Polish Zloty and sell Euro, purchase US Dollar and sell Canadian Dollar, and to sell Canadian Dollar and Purchase Euro. The purchased notional amounts associated with these currency derivatives are $75 million, $68 million, $33 million, $18 million, $15 million and $13 million, respectively. As of December 31, 2017, the purchase notional amounts associated with these currency derivatives were $147 million, $149 million, $66 million, $34 million, $28 million and $25 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross Currency Swaps
Beginning in 2015, we entered into cross currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. The total notional amount of derivative instruments designated as net investment hedges was $432 million and $446 million as of June 30, 2018 and December 31, 2017, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $574 million and $592 million as of June 30, 2018 and December 31, 2017, respectively, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain (loss) recognized in OCI (a)	$(9)	$3	$(9)	$5
Amount of (gain) reclassified from OCI into revenue (a)	(1)	(1)	(2)	(1)
Amount of loss reclassified from OCI into cost of revenue (a)	—	—	—	1

Net Investment Hedges
Cross Currency Swaps
Amount of gain (loss) recognized in OCI (a)	$36	$(23)	$13	$(31)
Foreign Currency Denominated Debt
Amount of gain (loss) recognized in OCI (a)	$42	$(34)	$19	$(48)

(a)	Effective portion
As of June 30, 2018, $8 million of net losses on cash flow hedges are expected to be reclassified into earnings in the next 12 months. The ineffective portion of a cash flow hedge is recognized immediately in selling, general and administrative expenses in the Condensed Consolidated Income Statements and was not material for the three and six months ended June 30, 2018 and 2017.
As of June 30, 2018, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration. The net investment hedges did not experience any ineffectiveness for the three and six months ended June 30, 2018.

The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models the at consider various assumptions including yield curves, time value and other measurements.
The fair values of our foreign exchange contracts currently included in our hedging program designated as hedging instruments were as follows:

(in millions)	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Other current assets	$1	$3
Liabilities
Cash Flow Hedges
Other current liabilities	$(7)	$(1)
Net Investment Hedges
Other non-current liabilities	$(54)	$(64)

The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $620 million and $638 million as of June 30, 2018 and December 31, 2017, respectively.
Note 12. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

(in millions)	June 30, 2018	December 31, 2017
Compensation and other employee benefits	$187	$203
Customer-related liabilities	132	119
Accrued taxes	68	75
Accrued warranty costs	48	55
Other accrued liabilities	101	99
Total accrued and other current liabilities	$536	$551

Note 13. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	June 30, 2018	December 31, 2017
4.875% Senior Notes due 2021 (a)	$600	$600
2.250% Senior Notes due 2023 (a)	578	597
3.250% Senior Notes due 2026 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Commercial paper	98	—
Research and development finance contract	121	125
Term loan	261	—
Other	3	—
Debt issuance costs and unamortized discount (b)	(21)	(22)
Total debt	2,540	2,200
Less: short-term borrowings and current maturities of long-term debt	361	—
Total long-term debt	$2,179	$2,200

(a)
The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2021 was $627 million and $648 million as of June 30, 2018 and December 31, 2017, respectively. The fair value of our Senior Notes due 2023 was $620 million and $638 million as of June 30, 2018 and December 31, 2017, respectively. The fair value of our Senior Notes due 2026 was $471 million and $498 million as of June 30, 2018 and December 31, 2017, respectively. The fair value of our Senior Notes due 2046 was $389 million and $431 million as of June 30, 2018 and December 31, 2017, respectively.

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
Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year beginning on May 1, 2017. As of June 30, 2018, we were in compliance with all covenants for the Senior Notes.
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
In accordance with the terms of an amendment to the Credit Facility dated August 30, 2016, we may not exceed a maximum leverage ratio of 4.00 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) for a period of four full fiscal quarters following the Sensus acquisition and a maximum leverage ratio of 3.50 to 1.00 through the rest of the term. The Credit Facility also contains limitations on, among other things, incurring secured debt, granting liens, entering into sale and leaseback transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of June 30, 2018 the Credit Facility was undrawn and we are in compliance with all covenants.
European Investment Bank - R&D Finance Contract
On October 28, 2016, the Company entered into a Finance Contract (the “Finance Contract”) with the European Investment Bank (the “EIB”). The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the Finance Contract and Xylem Inc. is the Guarantor.  The Finance Contract provides for up to €105 million (approximately $121 million) to finance research, development and innovation projects in the field of sustainable water and wastewater solutions during the period from 2017 through 2019 in Sweden, Germany, Italy, UK, Hungary and Austria. The Company has unconditionally guaranteed the performance of the borrowers under the Finance Contract. Under the Finance Contract, the borrowers are able to draw loans on or before April 28, 2018, with a maturity of no longer than 11 years.
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
Both the Finance Contract and the R&D Facility Agreement provide for fixed rate loans and floating rate loans. Under the Finance Contract, the interest rate per annum applicable to fixed rate loans is at a fixed percentage rate per annum specified by the EIB which includes the applicable margin. The interest rate per annum applicable to floating rate loans is at the rate determined by reference to EURIBOR for loans drawn in Euros and LIBOR for loans drawn in Pounds Sterling or U.S. Dollars, plus an applicable spread specified by the EIB which includes the applicable margin. The applicable margin is 59 basis points (0.59%). As of June 30, 2018 and December 31, 2017, $121 million and $125 million were outstanding under the Finance Contract, respectively.
Term Loan Facility
On January 26, 2018, the Company’s subsidiary, Xylem Europe GmbH (the “borrower”) entered into a 12-month €225 million (approximately $261 million) term loan facility (the “Term Facility”) the terms of which are set forth in a term loan agreement, among the borrower, the Company, as parent guarantor and ING Bank. The Company has entered into a parent guarantee in favor of ING Bank also dated January 26, 2018 to secure all present and future obligations of the borrower under the Term Loan Agreement. The Term Facility was used to partially fund  the acquisition of Pure Technologies.

Commercial Paper
Our commercial paper program generally serves as a means of short-term funding and has a combined outstanding limit of $600 million inclusive of the Five-Year Revolving Credit Facility. As of June 30, 2018 and December 31, 2017 $98 million and $0 million of the Company’s $600 million commercial paper program was outstanding at a weighted average interest rate of 2.29% and 0%, respectively. We will periodically borrow under this program and may borrow under it in future periods.
Other Borrowings
Effective October 20, 2016, Xylem entered into a revolving line of credit with SEB Bank. The line of credit provides for an aggregate principal amount of up €65 million (approximately $75 million) with a maturity date of September 30, 2018. The line of credit was used to partially fund the acquisition of Pure Technologies in the first quarter of 2018. As of June 30, 2018 the revolving line of credit was undrawn.
During the second quarter of 2018, Xylem was funded CNY 20 million (approximately $3 million) from a revolving line of credit held with the China Construction Bank. The line of credit was used for cash needs associated with Xylem's PDC China business in 2018. As of June 30, 2018 and December 31, 2017, $3 million and $0 million were outstanding under the revolving line of credit, respectively. The remaining outstanding balance was paid off in July 2018 and the revolving line of credit was terminated.
Note 14. Postretirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Domestic defined benefit pension plans:
Service cost	$1	$1	$2	$2
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of net actuarial loss	—	—	1	1
Net periodic benefit cost	$1	$1	$2	$2
International defined benefit pension plans:
Service cost	$3	$3	$5	$6
Interest cost	5	5	10	10
Expected return on plan assets	(10)	(8)	(19)	(16)
Amortization of net actuarial loss	3	2	5	4
Settlement/Curtailment	—	—	1	—
Net periodic benefit cost	$1	$2	$2	$4
Total net periodic benefit cost	$2	$3	$4	$6

The components of net periodic benefit cost other than the service cost component are included in the line item "other non-operating income (expense), net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other postretirement employee benefit plans was less than $1 million for both the three and six months ended June 30, 2018, including amounts recognized in other comprehensive income ("OCI") of less than $1 million and $1 million for both the three and six months ended June 30, 2018. The total net periodic benefit cost for other postretirement employee benefit plans was less than $1 million and $1 million, including amounts recognized in OCI of less than $1 million, for both the three and six months ended June 30, 2017.
We contributed $12 million and $13 million to our defined benefit plans during the six months ended June 30, 2018 and 2017, respectively. Additional contributions ranging between approximately $10 million and $16 million are expected during the remainder of 2018.

Note 15. Share-Based Compensation Plans
Share-based compensation expense was $7 million and $16 million during the three and six months ended June 30, 2018, respectively, and $5 million and $11 million during the three and six months ended June 30, 2017, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $8 million, $27 million and $22 million, respectively, at June 30, 2018 and is expected to be recognized over a weighted average period of 2.1, 2.2 and 2.0 years, respectively. The amount of cash received from the exercise of stock options was $4 million and $7 million for the six months ended June 30, 2018 and 2017, respectively.
Stock Option Grants
The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2018.

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	2,076	$37.44	7.0
Granted	309	75.18
Exercised	(118)	34.30
Forfeited and expired	(40)	47.03
Outstanding at June 30, 2018	2,227	$42.66	6.9	$58
Options exercisable at June 30, 2018	1,497	$35.34	6.0	$48
Vested and expected to vest as of June 30, 2018	2,135	$41.66	6.8	$57

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the six months ended June 30, 2018 was $4.7 million.
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

Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the six months ended June 30, 2018. The fair value of the restricted stock units is equal to the closing share price on the date of the grant.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2018	779	$35.39
Granted	243	74.93
Vested	(433)	40.17
Forfeited	(32)	46.61
Outstanding at June 30, 2018	557	$58.03

ROIC Performance Share Unit Grants
The following is a summary of Return on Invested Capital ("ROIC") performance share unit grants for the six months ended June 30, 2018. The fair value of the ROIC performance share units is equal to the closing share price on the date of the grant.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2018	298	$41.48
Granted	76	75.18
Forfeited	(95)	37.12
Outstanding at June 30, 2018	279	$52.14

TSR Performance Share Units Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the six months ended June 30, 2018.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2018	213	$47.04
Granted	76	99.24
Forfeited	(10)	47.14
Outstanding at June 30, 2018	279	$61.17

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

Note 16. Capital Stock
For the three and six months ended June 30, 2018 the Company repurchased approximately 0.4 million shares for $25 million and 0.8 million shares for $58 million of common stock, respectively. Repurchases include both share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. For the three and six months ended June 30, 2018, we repurchased approximately 0.4 million shares for $25 million and 0.7 million shares for $50 million, respectively. For the three and six months ended June 30, 2017, we repurchased 0.1 million shares for $7 million. There are up to $363 million in shares that may still be purchased under this plan as of June 30, 2018.
Aside from the aforementioned repurchase programs, we repurchased less than 0.1 million shares and approximately 0.1 million shares for less than $1 million and approximately $8 million for the three and six months ended June 30, 2018, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. Likewise, we repurchased less than 0.1 million shares and 0.1 million shares for less than $1 million and $5 million for the three and six months ended June 30, 2017, respectively.

Note 17. Accumulated Other Comprehensive Income (Loss)
The following table provides the components of accumulated other comprehensive income (loss) for the three months ended June 30, 2018:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at April 1, 2018	$(7)	$(202)	$2	$(207)
Foreign currency translation adjustment	(60)	—	—	(60)
Tax on foreign currency translation adjustment	(19)	—	—	(19)
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net		—
Other non-operating income	—	3	—	3
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(9)	(9)
Reclassification of unrealized gain on derivative hedge agreements into revenue	—	—	(1)	(1)
Balance at June 30, 2018	$(86)	$(200)	$(8)	$(294)
The following table provides the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2018:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2018	$(15)	$(198)	$3	$(210)
Cumulative effect of change in accounting principle	(11)	(6)	—	(17)
Foreign currency translation adjustment	(52)	—	—	(52)
Tax on foreign currency translation adjustment	(8)	—	—	(8)
Changes in postretirement benefit plans	—	1	—	1
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—		—
Other non-operating income		5		5
Income tax impact on amortization of postretirement benefit plan items	—	(2)	—	(2)
Unrealized loss on derivative hedge agreements	—	—	(9)	(9)
Reclassification of unrealized gain on derivative hedge agreements into revenue	—	—	(2)	(2)
Balance at June 30, 2018	$(86)	$(200)	$(8)	$(294)

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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $10 million and $10 million as of June 30, 2018 and December 31, 2017, respectively, for these general litigation matters.
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
Guarantees
We obtain certain stand-by letters of credit, bank guarantees and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of June 30, 2018 and December 31, 2017, the amount of stand-by letters of credit, bank guarantees and surety bonds was $251 million and $240 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million and $4 million as of June 30, 2018 and December 31, 2017, respectively, for environmental matters.
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

(in millions)	2018	2017
Warranty accrual – January 1	$82	$99
Net charges for product warranties in the period	13	17
Settlement of warranty claims	(24)	(24)
Foreign currency and other	1	2
Warranty accrual - June 30	$72	$94

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2017 Annual Report). The following tables contain financial information for each reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Revenue:
Water Infrastructure	$546	$482	$1,026	$901
Applied Water	388	361	754	694
Measurement & Control Solutions	383	321	754	640
Total	$1,317	$1,164	$2,534	$2,235
Operating Income:
Water Infrastructure	$92	$74	$141	$115
Applied Water	61	48	111	84
Measurement & Control Solutions	31	29	64	54
Corporate and other	(13)	(14)	(32)	(30)
Total operating income	$171	$137	$284	$223
Interest expense	$21	21	$42	$41
Other non-operating expense, net	2	5	5	4
(Loss) gain from sale of business	(2)	—	(2)	5
Income before taxes	$150	$121	$245	$191
Depreciation and Amortization:
Water Infrastructure	$16	$15	$33	$31
Applied Water	6	6	11	12
Measurement & Control Solutions	36	30	73	61
Regional selling locations (a)	5	4	10	8
Corporate and other	2	2	5	4
Total	$65	$57	$132	$116
Capital Expenditures:
Water Infrastructure	$17	$13	$40	$27
Applied Water	5	3	14	10
Measurement & Control Solutions	22	15	46	32
Regional selling locations (b)	3	3	8	8
Corporate and other	3	—	3	—
Total	$50	$34	$111	$77

(a)
Depreciation and amortization expense incurred by the Regional selling locations was included in an overall allocation of Regional selling location costs to the segments; however, a certain portion of that expense was not specifically identified to a segment. That expense is captured in this Regional selling location line.

(b)	Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.

The following table contains the total assets for each reportable segment:

(in millions)	June 30, 2018	December 31, 2017
Water Infrastructure	$1,227	$1,232
Applied Water	1,053	1,002
Measurement & Control Solutions	3,664	3,198
Regional selling locations (a)	1,146	1,119
Corporate and other (b)	142	309
Total	$7,232	$6,860

(a)	The Regional selling locations have assets that consist primarily of cash, accounts receivable and inventory which are not allocated to the segments.

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
Factors that could cause results to differ materially from those anticipated include: overall economic and business conditions, political and other risks associated with our international operations, including military actions, economic sanctions or trade barriers and embargoes that could affect customer markets, and non-compliance with laws, including foreign corrupt practice laws, export and import laws and competition laws; potential for unexpected cancellations or delays of customer orders in our reported backlog; our exposure to fluctuations in foreign currency exchange rates; competition and pricing pressures in the markets we serve; the strength of housing and related markets; weather conditions; ability to retain and attract key members of management; our relationship with and the performance of our channel partners; our ability to successfully identify, complete and integrate acquisitions; our ability to borrow or to refinance our existing indebtedness and availability of liquidity sufficient to meet our needs; changes in the value of goodwill or intangible assets; risks relating to product defects, product liability and recalls; governmental investigations; security breaches or other disruptions of our information technology systems; litigation and contingent liabilities; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Annual Report") and with subsequent filings we make with the Securities and Exchange Commission ("SEC").
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

Executive Summary
Xylem reported revenue for the second quarter of 2018 of $1,317 million, an increase of 13.1% compared to $1,164 million reported in the second quarter of 2017. On a constant currency basis, revenue increased by $124 million, or 10.7%, primarily consisting of organic revenue growth of $98 million, or 8.4%, driven by growth in the utility, industrial and commercial end markets, which was marginally offset by a slight decline in the residential end market. Acquisition revenue of $29 million also contributed to the increase, partially offset by lost revenue related to divestitures of $3 million.
We generated operating income of $171 million (margin of 13.0%) during the second quarter of 2018, a $34 million increase compared to $137 million (margin of 11.8%) in 2017. The increase in operating income and margin included favorable impacts from decreased Sensus acquisition related costs of $4 million and decreased restructuring and realignment costs of $2 million, partially offset by an increase in special charges of $1 million. Excluding the impact of these items, adjusted operating income was $182 million (adjusted margin of 13.8%) during the second quarter of 2018 as compared to $153 million (adjusted margin of 13.1%) in 2017. The increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives, favorable volume impacts and price gains, which were partially offset by cost inflation, increased spending on strategic investments and unfavorable mix. Purchase accounting impacts also negatively affected operating margin.

Additional financial highlights for the quarter ended June 30, 2018 include the following:

•	Orders of $1,378 million, up 13.7% from $1,212 million in the prior year, up 8.4% on an organic basis

•	Earnings per share of $0.64, up 16.4% from the prior year ($0.73, up 23.7% on an adjusted basis)

•
Cash flow from operating activities of $201 million for the six months ended June 30, 2018, up 33.1% from the prior year. Free cash flow, excluding Sensus acquisition related costs, of $91 million as compared to $96 million in the prior year, as higher operating cash flows were offset by the timing of capital spending and increased investing activity.

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

•
"adjusted net income" and "adjusted earnings per share" defined as net income and earnings per share, respectively, adjusted to exclude restructuring and realignment costs, Sensus acquisition related costs, special charges, tax-related special items and loss/(gain) from sale of business, as applicable. A reconciliation of adjusted net income is provided below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share data)	2018	2017	2018	2017
Net income attributable to Xylem	$115	$99	$194	$155
Earnings per share - diluted	$0.64	$0.55	$1.07	$0.86
Restructuring and realignment, net of tax of $3 and $7 for 2018 and net of tax of $5 and $7 for 2017	7	7	19	16
Sensus acquisition related costs, net of tax of $1 and $5 for 2017	—	3	—	9
Special charges, net of tax of $0 and $1 for 2018 and net of tax of $0 and $2 for 2017	1	—	6	3
Tax-related special items	6	(3)	3	(3)
Loss (gain) from sale of business, net of tax of $0 for 2018 and $2 for 2017	2	—	2	(3)
Adjusted net income	$131	$106	$224	$177
Adjusted earnings per share	$0.73	$0.59	$1.24	$0.98

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

•	“special charges" defined as costs incurred by the Company, such as non-cash impairment charges, acquisition and integration related costs not related to Sensus and other special non-operating items.

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

	Six Months Ended
	June 30,
(In millions)	2018	2017
Net cash provided by operating activities	$201	$151
Capital expenditures	(111)	(77)
Free cash flow	$90	$74
Cash paid for Sensus related acquisition costs	$(1)	$(22)
Free cash flow, excluding Sensus acquisition related costs	$91	$96

•
“EBITDA” defined as earnings before interest, taxes, depreciation and amortization expense and "Adjusted EBITDA" reflects the adjustment to EBITDA to exclude share-based compensation, restructuring and realignment costs, Sensus acquisition related costs, special charges and gain from sale of business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Net Income	$115	$100	$194	$156
Income tax expense	35	21	51	35
Interest expense (income), net	20	20	40	40
Depreciation	29	27	58	55
Amortization	36	30	74	61
EBITDA	$235	$198	$417	$347
Share-based compensation	$7	$5	16	11
Restructuring and realignment	9	12	25	23
Sensus acquisition related costs	—	2	—	9
Special charges	1	—	7	5
Loss (gain) from sale of business	2	—	2	(5)
Adjusted EBITDA	$254	$217	$467	$390

2018 Outlook
We anticipate total revenue growth in the range of 10% to 11% in 2018 with organic revenue growth anticipated to be approximately 6% to 7%. The following is a summary of our organic revenue outlook by end market.

•
Utilities revenue increased approximately 10% organically through the first half of the year led by strength in North America and Asia Pacific. In 2018 we expect organic revenue growth in the high-single-digits with stable growth in the U.S. from water and wastewater spending and mixed but stable low-single-digit growth in Europe. We also anticipate high-single-digit growth from the smart meter market and infrastructure analytics along with healthy infrastructure investments and continued focus in emerging markets with projects in China, India and Asia Pacific.

•
Industrial revenue increased approximately 6% organically through the first half of the year lead by strength in the U.S. and western Europe. In 2018 we expect organic revenue growth in the mid-single-digits driven by solid industrial conditions in both the U.S. and Europe along with continued recovery in the oil and gas and mining markets in North America. We also anticipate mixed emerging market conditions with strength in China and India offset by softness in the Middle East and Latin America.

•
In the commercial markets, organic growth was approximately 6% through the first half of the year driven by strength in the U.S and Asia Pacific. In 2018 we expect organic revenue growth in the low-to-mid-single-digits driven by continued strength in the U.S. and the emerging markets lead by initiatives in the India and China building markets. We expect growth in Europe to stabilize after over 2 years of strong performance.

•
In residential markets, organic growth was approximately 1% through the first half of the year driven by strength in western Europe which was partially offset by weakness in the U.S. In 2018 we expect organic revenue growth in the low-single-digits driven by continued competitive market dynamics in the U.S., market share gains from an increased selling focus in Europe and increased demand in China and other Asia Pacific countries for secondary clean water sources.

We will continue to strategically execute restructuring and realignment actions primarily to reposition our European and North American businesses in an effort to optimize our cost structure and improve our operational efficiency and effectiveness. Included in these costs are initial costs to implement our Global Shared Services platform, which will enable us to simplify, standardize and centralize many of our transactional processes. During 2018, we expect to incur $45 million in integration, restructuring and realignment costs. We expect to realize approximately $10 million of incremental net savings in 2018 from actions initiated in 2017, and an additional $3 million of net savings from our 2018 actions.
We plan to continue to take actions and focus spending in 2018 on actions that allow us to make progress on our top strategic priorities.  The priority of accelerating profitable growth encompasses our initiatives to drive commercial excellence, grow in emerging markets and strengthen innovation and technology through creation of new centers of excellence, a streamlined approach to product development and smart acquisitions.  The priority of driving continuous improvement is an area where we will continue to work to create new opportunities to unlock savings by eliminating waste, increasing efficiencies and proactively managing input costs. All of our strategic priorities are supported by efforts to expand and further deepen our talent pool.  We plan to continue to deploy capital in smart, disciplined ways to develop and acquire solutions to address our customers’ challenges. Finally, we continue to work to improve cash performance, particularly around working capital, to generate increasing cash flows for investments and returns to our shareholders.
Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2018	2017	Change		2018	2017	Change
Revenue	$1,317	$1,164	13.1%		$2,534	$2,235	13.4%
Gross profit	519	457	13.6%		979	869	12.7%
Gross margin	39.4%	39.3%	10	bp	38.6%	38.9%	(30)	bp
Total operating expenses	348	320	8.8%		695	646	7.6%
Expense to revenue ratio	26.4%	27.5%	(110)	bp	27.4%	28.9%	(150)	bp
Restructuring and realignment costs	10	12	(16.7)%		26	23	13.0%
Sensus acquisition related charges	—	4	NM		—	14	NM
Special charges	1	—	NM		7	5	40.0%
Operating expenses excluding restructuring and realignment costs, Sensus acquisition related costs and special charges	337	304	10.9%		662	604	9.6%
Expense to revenue ratio	25.6%	26.1%	(50)	bp	26.1%	27.0%	(90)	bp
Operating income	171	137	24.8%		284	223	27.4%
Operating margin	13.0%	11.8%	120	bp	11.2%	10.0%	120	bp
Interest and other non-operating expense, net	19	16	18.8%		37	37	—%
(Loss) gain on sale of business	(2)	—	NM		(2)	5	(140.0)%
Income tax expense	35	21	66.7%		51	35	45.7%
Tax rate	23.2%	16.8%	640	bp	20.8%	18.1%	270	bp
Net income	$115	$100	15.0%		$194	$156	24.4%
NM - Not meaningful percentage change
Revenue
Revenue generated during the three and six months ended June 30, 2018 was $1,317 million and $2,534 million, reflecting increases of $153 million or 13.1% and $299 million or 13.4%, respectively, compared to the same prior year periods. On a constant currency basis, revenue grew 10.7% and 9.7% for the three and six months ended June 30, 2018. The increases at constant currency were primarily due to increases in organic revenue of $98 million and $175 million, respectively, reflecting strong organic growth in North America as well as strength in the emerging markets, particularly in China, and western Europe. Acquisition revenue of $29 million and $49 million, respectively, also contributed to the increase, partially offset by a $3 million and $8 million reduction in revenue related to divestitures during each respective period.

The following tables illustrate the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three and six months ended June 30, 2018:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2017 Revenue	$482		$361		$321		$1,164
Organic growth	51	10.6%	22	6.1%	25	7.8%	98	8.4%
Acquisitions/Divestitures	—	—%	(3)	(0.8)%	29	9.0%	26	2.3%
Constant currency	51	10.6%	19	5.3%	54	16.8%	124	10.7%
Foreign currency translation (a)	13	2.7%	8	2.2%	8	2.5%	29	2.4%
Total change in revenue	64	13.3%	27	7.5%	62	19.3%	153	13.1%
2018 Revenue	$546		$388		$383		$1,317

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2017 Revenue	$901		$694		$640		$2,235
Organic growth	87	9.7%	46	6.6%	42	6.6%	175	7.8%
Acquisitions/Divestitures	—	—%	(8)	(1.2)%	49	7.7%	41	1.8%
Constant currency	87	9.7%	38	5.5%	91	14.2%	216	9.7%
Foreign currency translation (a)	38	4.2%	22	3.2%	23	3.6%	83	3.7%
Total change in revenue	125	13.9%	60	8.6%	114	17.8%	299	13.4%
2018 Revenue	$1,026		$754		$754		$2,534

(a)	Foreign currency translation impact primarily due to strength in the value of the Euro, the Chinese Yuan, the British Pound and various other currencies against the U.S. Dollar.
Water Infrastructure
Water Infrastructure revenue increased $64 million, or 13.3%, for the second quarter of 2018 (10.6% increase at constant currency) compared to the respective 2017 period. Revenue benefited from $13 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $51 million. Organic growth for the quarter was driven by strength in the utility end market across all regions, particularly in the United States, the emerging markets and Europe. The strength in these regions was largely attributable to growth from share gains and market demand. Organic growth for the quarter was also driven by strength in the industrial end market, primarily in western Europe and the United States. From an application perspective, organic revenue growth was driven by both our transport and treatment applications. The transport application had strong revenue growth in North America from modest share gains and continued focus by utility customers on improving infrastructure, as well as strong global dewatering rental sales for the quarter. Organic revenue from our treatment application had strong project deliveries in the emerging markets, particularly in the Middle East, Latin America and China, as well as in Europe.
For the six months ended June 30, 2018, revenue increased $125 million, or 13.9% (9.7% increase at constant currency) compared to the respective 2017 period. Revenue benefited from $38 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $87 million. Organic growth for the first half was driven by strength in the utility end market across all regions, with particularly strong growth coming from the emerging markets, especially China, and the United States. Organic growth for the first half was also driven by strength in the industrial end market, primarily in Europe and the United States, partially offset by industrial declines in Asia Pacific due to the lapping of a large industrial treatment project delivery in the region in the first quarter of last year. From an application perspective, organic revenue growth was driven primarily by our transport application. The transport application grew due to strength in North America from modest share gains and continued focus by utility customers on improving infrastructure, as well as strong dewatering rental sales, and product localization in China. Organic revenue from our treatment application also contributed to the segment's growth across all regions, particularly from strong project deliveries in China and the Middle East.
Applied Water
Applied Water revenue increased $27 million, or 7.5%, for the second quarter of 2018 (5.3% increase at constant currency) as compared to the prior year, with revenue benefiting from $8 million of foreign currency translation for the quarter. Revenue growth at constant currency consisted of organic growth of $22 million, or 6.1%, in the second quarter of 2018, which was driven by strength in the industrial and commercial end markets, particularly in the United States and China, partially offset by residential declines in North America. From an application perspective, organic revenue growth in the second quarter was led by growth in the industrial water application, driven primarily by healthy general industrial demand and increased specialty flow business in North America as well as project deliveries in China. Commercial building services revenue also grew organically, primarily driven by distributor strength and growth in commercial building construction in North America and market improvement in project business in China and India. This organic growth was partially offset by a decline in residential building services primarily driven by declines in the North America residential water business due to a difficult compare to last year's 15% growth.
For the six months ended June 30, 2018, revenue increased $60 million, or 8.6% (5.5% increase at constant currency), with revenue benefiting from $22 million of foreign currency translation in the first half. The revenue growth at constant currency consisted of $46 million, or 6.6% organic growth, partially offset by $8 million of reduction in revenue related to divestitures. The organic revenue growth for the first half was driven primarily by strength in the industrial and commercial end markets as well as modest growth in the residential end market. Organic revenue growth in the industrial water application was driven primarily by recovery in large project business and healthy general industrial demand in North America and western Europe as well as strong project deliveries in emerging markets, particularly China. Commercial building services revenue also grew organically, primarily driven by distributor strength in North America and modest market improvement in project business in China. Residential building services also had very modest organic growth, primarily from strength in western Europe, partially offset by declines in North America.
Measurement & Control Solutions
Measurement & Control Solutions revenue increased $62 million, or 19.3%, for the second quarter of 2018 (16.8% at constant currency) as compared to the prior year, with revenue benefiting from $8 million of foreign currency translation for quarter. Revenue growth at constant currency was made up of the revenue contributed by acquisitions of $29 million and organic revenue growth of $25 million, or 7.8%, for the second quarter. Organic revenue growth for the quarter was primarily driven by strength in the utility end market in the United States. From an application perspective, the gas as well as the software as a service & other applications were the leaders of organic growth for the quarter, driven by large project deployments in the United States. The test application also experienced mid-single-digit growth during the quarter, primarily driven by strength in western Europe and the United States. More modest organic growth also came from electric applications deployments in the United States and from water application strength in the United States, partially offset by the lapping of large project shipments in the U.K. in the prior year.
For the six months ended June 30, 2018, revenue increased $114 million, or 17.8% (14.2% at constant currency) as compared to the prior year, with revenue benefiting from $23 million of foreign currency translation. Revenue growth at constant currency was made up of the revenue contributed by acquisitions of $49 million and organic revenue growth of $42 million, or 6.6%, for the first half of 2018. Organic revenue growth for the first half was primarily driven by strength in the utility end market in North America and China. From an application perspective, software as a service & other contributed the most organic revenue for the segment with large deployments in the United States and the U.K. Additional organic revenue growth in North America primarily came from the gas and electric applications. The test application also had modest organic revenue growth, primarily in western Europe in the industrial end market and in China in the utility end market, due to large shipments. The water application revenue declined organically during the first half of the year, primarily due to lapping prior year project shipments in the U.K., partially offset by strength in North America.

Orders / Backlog
Orders received during the second quarter of 2018 were $1,378 million, an increase of $166 million, or 13.7%, over the second quarter of the prior year (11.2% increase at constant currency). Orders received during the six months ended June 30, 2018 were $2,698 million, an increase of $349 million, or 14.9%, from the prior year (11.2% increase at constant currency). The order growth at constant currency primarily consisted of organic order growth of 8.4% and 9.4% for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2018, orders from acquisitions of $38 million and $52 million, respectively, also contributed to the growth at constant currency, partially offset by a reduction in orders related to divestitures of $4 million and $10 million, respectively.
Water Infrastructure segment orders increased $59 million, or 11.3%, to $580 million (8.6% increase at constant currency) for the quarter as compared to the prior year. The order increase on a constant currency basis consisted entirely of an increase in organic orders. Organic orders grew in both of the segment applications. Treatment applications had strong order intake, primarily from projects in China, as well as order strength in North America and Europe. The transport growth was primarily driven by increased strength in North America from strong dewatering rental orders for the quarter along with oil and gas order strength. Transport order growth was also driven by order strength in Europe, partially offset by a decline in India due to project timing. For the six months ended June 30, 2018 orders increased $146 million, or 14.8%, to $1,134 million (10.5% increase at constant currency) as compared to the same prior year period. The order increase on a constant currency basis consisted entirely of an increase in organic orders. Organic orders grew in both of the segment applications. The transport growth was driven by increased strength in North America from dewatering rental orders and order strength across most of our product offerings, particularly in North America and Europe. Transport order growth was also driven by order strength in the emerging markets, particularly in China and the Middle East and Africa, and in Europe. Treatment applications had strong order intake, primarily from mixer and filtration orders in China and large projects in North America, as well as order strength in India and Europe.
Applied Water segment orders increased $26 million, or 6.9%, to $401 million (4.5% increase at constant currency) for the second quarter of 2018 as compared to the prior year. The order increase for the second quarter on a constant currency basis included organic order growth of $21 million, or 5.6%, driven by strong commercial and industrial performance in the United States, as well as modest strength in Europe. These increases were partially offset by declines in the emerging markets, particularly in China where we benefited from a large order in the prior year and the reduction of orders from divestitures of $4 million. For the six months ended June 30, 2018 orders increased $56 million, or 7.7%, to $785 million (4.5% increase at constant currency) as compared to the prior year. The order increase on a constant currency basis included organic order growth of $43 million, or 5.9%, driven by strong commercial and industrial performance in the United States, as well as modest strength in Europe and the emerging markets, partially offset by the reduction orders from divestitures of $10 million.
Measurement & Control Solutions segment orders increased $81 million, or 25.6%, to $397 million (23.4% increase at constant currency) for the second quarter of 2018 as compared to the same prior year period. The order increase at constant currency included orders from recent acquisitions of $38 million and organic order growth of $36 million, or 11.4%, primarily from large deployment orders in the United States, primarily in the water and gas applications. For the six months ended June 30, 2018 orders increased $147 million, or 23.3%, to $779 million (19.9% increase at constant currency) as compared to the prior year. The order increase at constant currency included orders from recent acquisitions of $52 million and organic order growth of $74 million, or 11.7%, primarily from large deployment orders in North America and western Europe. These increases in organic orders were primarily from increase in the water, software as a service & other and gas applications, with the electric application orders being flat. The organic order increases were partially offset by slight declines in test application orders in China due to timing as well as the lapping of a large order in the prior year.
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays can occur from time to time. Total backlog was $1,707 million at June 30, 2018, an increase of $176 million or 11.5%, as compared to June 30, 2017 backlog of $1,531 million, and an increase of $194 million or 12.8%, as compared to December 31, 2017 backlog of $1,513 million. The increase in backlog as compared to the prior year amounts includes approximately $69 million of backlog from acquisitions. We anticipate that over 50% of the backlog at June 30, 2018 will be recognized as revenue in the remainder of 2018.
Gross Margin
Gross margin as a percentage of revenue increased 10 and decreased 30 basis points to 39.4% and 38.6%, respectively, for the three and six months ended June 30, 2018 as compared to 39.3% and 38.9%, respectively, for comparative 2017 periods. The slight gross margin increase for the quarter was primarily driven by cost reductions from global procurement and productivity improvement initiatives, the decrease in Sensus acquisition related costs included in gross margin and price realization, which were partially offset by cost inflation, unfavorable mix impacts and purchase accounting impacts from new acquisitions. The gross margin decline for the first half was primarily driven by cost inflation, unfavorable mix, purchase accounting impacts and currency impacts, which were partially offset by cost reductions from global procurement and productivity improvement initiatives, as well as a reduction in Sensus related acquisition and realignment costs included in gross margin.
Operating Expenses
The following table presents operating expenses for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2018	2017	Change		2018	2017	Change
Selling, general and administrative expenses ("SG&A")	$293	$270	8.5%		$589	$542	8.7%
SG&A as a % of revenue	22.2%	23.2%	(100)	bp	23.2%	24.3%	(110)	bp
Research and development expenses ("R&D")	50	44	13.6%		91	86	5.8%
R&D as a % of revenue	3.8%	3.8%	—	bp	3.6%	3.8%	(20)	bp
Restructuring and asset impairment charges, net	5	6	(16.7)%		15	18	(16.7)%
Operating expenses	$348	$320	8.8%		$695	$646	7.6%
Expense to revenue ratio	26.4%	27.5%	(110)	bp	27.4%	28.9%	(150)	bp
Selling, General and Administrative Expenses
SG&A increased by $23 million to $293 million or 22.2% of revenue in the second quarter of 2018, as compared to $270 million or 23.2% of revenue in the comparable 2017 period; and increased $47 million to $589 million or 23.2% of revenue in the six months ended June 30, 2018, as compared to $542 million or 24.3% of revenue for the six months ended in 2017. The improvement in SG&A as a percent of revenue for both periods was primarily driven by favorable volume impacts and savings from global procurement and continuous improvement initiatives and restructuring actions, which were partially offset by cost inflation and additional spending on strategic initiatives. Negative currency translation impacts and additional SG&A from recent acquisitions also added to the increase in SG&A expenses as compared to the prior year.
Research and Development Expenses
R&D spending was $50 million or 3.8% of revenue in the second quarter of 2018 as compared to $44 million or 3.8% of revenue in the comparable period of 2017; and was $91 million or 3.6% of revenue in the six months ended June 30, 2018, as compared to $86 million or 3.8% of revenue in the comparable period of 2017. The increased spending on R&D is driven by our continued commitment to innovation and technology development.
Restructuring Charges and Asset Impairment
Restructuring
During the three and six months ended June 30, 2018, we recognized restructuring charges of $5 million and $15 million, respectively. We incurred these charges related to actions taken in 2018 primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Measurement & Control Solutions and Water Infrastructure segments, as well as headcount reductions within our Applied Water segment. Included in the charges recorded during the three and six months ended June 30, 2018 were $1 million and $3 million, respectively, related to actions commenced in prior years.
During the three and six months ended June 30, 2017, we recognized restructuring charges of $6 million and $13 million. We incurred these charges related to actions taken in 2017 primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Applied Water and Water Infrastructure segments, as well as headcount reduction within our Measurement & Control Solutions segment. Included in the charges recorded during the three and six months ended June 30, 2017 were $2 million and $7 million, respectively, related to actions commenced in prior years.
The following table presents expected restructuring spend:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2018:
Total expected costs	$8	$1	$8	$—	$17
Costs incurred during Q1 2018	2	1	5	—	8
Costs incurred during Q2 2018	2	—	2	—	4
Total expected costs remaining	$4	$—	$1	$—	$5

Actions Commenced in 2017:
Total expected costs	$19	$12	$2	$—	$33
Costs incurred during 2017	5	4	2	—	11
Costs incurred during Q1 2018	1	—	—	—	1
Costs incurred during Q2 2018	1	—	—	—	1
Total expected costs remaining	$12	$8	$—	$—	$20

Actions Commenced in 2016:
Total expected costs	$13	$14	$11	$2	$40
Costs incurred during 2016	11	10	6	2	29
Costs incurred during 2017	2	4	3	—	9
Costs incurred during Q1 2018	—	—	1	—	1
Costs incurred during Q2 2018	—	—	—	—	—
Total expected costs remaining	$—	$—	$1	$—	$1
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
We currently expect to incur approximately $23 million in restructuring costs for the full year. Included in these costs are initial costs to implement our Global Shared Services platform, which will enable us to simplify, standardize and centralize many of our transactional processes.As a result of all of the actions taken and expected to be taken in 2018, we anticipate approximately $2 million of total net savings to be realized during 2018.
Asset Impairment
During the first quarter of 2017 we determined that certain assets within our Applied Water segment, including a trade name were impaired. Accordingly we recognized an impairment charge of $5 million. Refer to Note 10, "Goodwill and Other Intangible Assets," for additional information.

Operating Income
Operating income for the second quarter of 2018 was $171 million, reflecting an increase of 24.8% compared to $137 million in the second quarter of 2017. Operating margin was 13.0% for 2018 versus 11.8% for 2017, an increase of 120 basis points. The increase in operating margin was primarily due to cost reductions resulting from our global procurement and productivity initiatives, favorable volume impacts and price gains and a decrease in Sensus acquisition related costs. These favorable impacts on operating margin were partially offset by cost inflation increases, increased spending on strategic investment and unfavorable mix. Purchase accounting impacts also negatively affected operating margin.
Adjusted operating income was $182 million with an operating margin of 13.8% in 2018 as compared to adjusted operating income of $153 million with an adjusted operating margin of 13.1% in the second quarter of 2017. The increase in adjusted operating margin was mostly due to cost reductions resulting from our global procurement and productivity initiatives and favorable volume impacts and price gains, which were partially offset by cost inflation increases, increased spending on strategic investment and unfavorable mix. Purchase accounting impacts also negatively affected operating margin.
Operating income for the six months ended June 30, 2018 was $284 million, reflecting an increase of 27.4% compared to $223 million in 2017. Operating margin was 11.2% for 2018 versus 10.0% for 2017, an increase of 120 basis points. The increase in operating margin was primarily due to cost reductions resulting from our global procurement and productivity initiatives, favorable volume impacts and price gains and a decrease in Sensus acquisition related costs. These favorable impacts on operating margin were partially offset by cost inflation increases, increased spending on strategic investments and unfavorable mix. Purchase accounting impacts also negatively affected operating margin.
Adjusted operating income was $317 million with an operating margin of 12.5% for the six months ended June 30, 2018 as compared to adjusted operating income of $265 million with an adjusted operating margin of 11.9% in 2017. The increase in adjusted operating margin was mostly due to cost reductions resulting from our global procurement and productivity initiatives and favorable volume impacts and price gains, which were partially offset by cost inflation increases, increased spending on strategic investments and unfavorable mix. Purchase accounting impacts also negatively affected operating margin.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2018	2017	Change		2018	2017	Change
Water Infrastructure
Operating income	$92	$74	24.3%		$141	$115	22.6%
Operating margin	16.8%	15.4%	140	bp	13.7%	12.8%	90	bp
Restructuring and realignment costs	5	5	—%		10	9	11.1%
Adjusted operating income	$97	$79	22.8%		$151	$124	21.8%
Adjusted operating margin	17.8%	16.4%	140	bp	14.7%	13.8%	90	bp
Applied Water
Operating income	$61	$48	27.1%		$111	$84	32.1%
Operating margin	15.7%	13.3%	240	bp	14.7%	12.1%	260	bp
Restructuring and realignment costs	2	5	(60.0)%		5	9	(44.4)%
Special charges	—	—	—%		—	5	NM
Adjusted operating income	$63	$53	18.9%		$116	$98	18.4%
Adjusted operating margin	16.2%	14.7%	150	bp	15.4%	14.1%	130	bp
Measurement & Control Solutions
Operating income	$31	$29	6.9%		$64	$54	18.5%
Operating margin	8.1%	9.0%	(90)	bp	8.5%	8.4%	10	bp
Sensus acquisition related costs	—	3	NM		—	9	NM
Restructuring and realignment costs	3	2	50.0%		11	5	120.0%
Special charges	1	—	NM		3	—	NM
Adjusted operating income	$35	$34	2.9%		$78	$68	14.7%
Adjusted operating margin	9.1%	10.6%	(150)	bp	10.3%	10.6%	(30)	bp
Corporate and other
Operating loss	$(13)	$(14)	(7.1)%		$(32)	$(30)	6.7%
Sensus acquisition related costs	—	1	NM		—	5	NM
Special charges	—	—	—%		4	—	NM
Adjusted operating loss	$(13)	$(13)	—%		$(28)	$(25)	12.0%
Total Xylem
Operating income	$171	$137	24.8%		$284	$223	27.4%
Operating margin	13.0%	11.8%	120	bp	11.2%	10.0%	120	bp
Restructuring and realignment costs	10	12	(16.7)%		26	23	13.0%
Sensus acquisition related costs	—	4	NM		—	14	NM
Special charges	1	—	NM		7	5	40.0%
Adjusted operating income	$182	$153	19.0%		$317	$265	19.6%
Adjusted operating margin	13.8%	13.1%	70	bp	12.5%	11.9%	60	bp
NM - Not meaningful percentage change

Water Infrastructure
Operating income for our Water Infrastructure segment increased $18 million, or 24.3%, for the second quarter of 2018 compared to the prior year, with operating margin also increasing from 15.4% to 16.8%. Restructuring and realignment costs incurred during the quarter were $5 million for both years. Excluding these restructuring and realignment costs, adjusted operating income increased $18 million, or 22.8%, with adjusted operating margin increasing from 16.4% to 17.8%. The increase in adjusted operating margin for the quarter was primarily due to cost reductions from our global procurement and productivity initiatives, favorable volume and price gains, which were partially offset by cost inflation, unfavorable mix and increased spending on strategic investments.
For the six months ended June 30 2018, operating income increased $26 million, or 22.6%, as compared to the prior year, with operating margin also increasing from 12.8% to 13.7%. Operating margin was negatively impacted by increased restructuring and realignment costs of $1 million in 2018. Excluding these restructuring and realignment costs, adjusted operating income increased $27 million, or 21.8%, with adjusted operating margin increasing from 13.8% to 14.7%. The increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives, favorable volume and improving price realization in the second quarter, which were partially offset by cost inflation, negative currency impacts and unfavorable mix.
Applied Water
Operating income for our Applied Water segment increased $13 million, or 27.1%, for the second quarter of 2018 compared to the prior year, with operating margin also increasing from 13.3% to 15.7%. Operating margin was positively impacted by decreased restructuring and realignment costs of $3 million. Excluding these restructuring and realignment costs, adjusted operating income increased $10 million, or 18.9%, with adjusted operating margin increasing from 14.7% to 16.2%. The increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives and favorable volume and price gains, which were partially offset by cost inflation and unfavorable mix.
For the six months ended June 30, 2018, operating income for increased $27 million, or 32.1%, as compared to the prior year, with operating margin also increasing from 12.1% to 14.7%. Operating margin was positively impacted by special charges of $5 million incurred in 2017 that did not recur and decreased restructuring and realignment costs of $4 million in 2018. Excluding special charges and restructuring and realignment costs, adjusted operating income increased $18 million, or 18.4%, with adjusted operating margin increasing from 14.1% to 15.4%. The increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives, favorable volume and improving price realization in the second quarter, which were partially offset by cost inflation and unfavorable mix.
Measurement & Control Solutions
Operating income for our Measurement & Control Solutions segment increased $2 million, or 6.9%, for the second quarter of 2018 compared to the prior year, with operating margin decreasing from 9.0% to 8.1%. Operating margin was positively impacted by $3 million of Sensus acquisition related costs incurred during the quarter in 2017 that did not recur. This impact was partially offset by an increase in restructuring and realignment costs of $1 million and $1 million of special charges incurred during the quarter in 2018. Excluding these items, adjusted operating income increased $1 million, or 2.9%, with adjusting operating margin decreasing from 10.6% to 9.1%. The decrease in adjusted operating margin was primarily due to increases in cost inflation, spending on strategic investments and unfavorable mix impacts due to a shift to large gas project deployments. Purchase accounting impacts from current acquisitions also negatively affected operating margin. These impacts were partially offset by cost reductions from our global procurement and productivity initiatives and favorable volume impacts.
For the six months ended June 30, 2018, operating income increased $10 million, or 18.5%, as compared to the prior year, with operating margin also increasing from 8.4% to 8.5%. Operating margin was positively impacted by $9 million of Sensus acquisition related costs incurred during the year in 2017 that did not recur. This impact was partially offset by an increase in restructuring and realignment costs of $6 million and $3 million of special charges incurred in 2018. Excluding these items, adjusted operating income increased $10 million, or 14.7%, with adjusting operating margin decreasing from 10.6% to 10.3%. The decrease in adjusted operating margin was primarily due to increases in cost inflation, spending on strategic investments and unfavorable mix impacts due to a shift to large gas project deployments. Purchase accounting impacts also negatively affected operating margin. These impacts were partially offset by cost reductions from our global procurement and productivity initiatives and favorable volume.

Corporate and other
Operating expense for corporate and other decreased $1 million (remained flat on an adjusted basis) for the second quarter of 2018 as compared to the prior year, primarily due to $1 million of Sensus acquisition related costs incurred during the quarter in 2017 that did not recur. For the six months ended June 30, 2018 operating expense for corporate and other increased $2 million (increased $3 million on an adjusted basis) as compared to the prior year. This increase was primarily due to an increase in employee related, non-cash share-based compensation costs, which was partially offset by the net reduction of Sensus acquisition related costs and special charges.
Interest Expense
Interest expense was $21 million and $42 million for the three and six months ended June 30, 2018, and $21 million and $41 million for the three and six months ended June 30, 2017. The increased interest expense for the six month period includes additional interest expense in 2018 related to debt entered into in the first quarter of 2018 to fund our acquisition of Pure Technologies. See Note 13, "Credit Facilities and Debt" of our consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for the three months ended June 30, 2018 was $35 million resulting in an effective tax rate of 23.2%, compared to $21 million resulting in an effective tax rate of 16.8% for the same period in 2017. The income tax provision for the six months ended June 30, 2018 was $51 million resulting in an effective tax rate of 20.8%, compared to $35 million resulting in and effective tax rate of 18.1% for the same period in 2017. The effective tax rate for the three month period ended June 30, 2018 was higher than the U.S. federal statutory rate primarily due to the settlement of tax examinations in various jurisdictions and the GILTI inclusion, partially offset by the mix of earnings in jurisdictions. The effective tax rate for the six month period ended June 30, 2018 was lower than the U.S. federal statutory rate primarily due to the mix of earnings in jurisdictions. Additionally, the effective tax rate for the three and six month periods ended June 30, 2018 is higher than the same periods of 2017 primarily due to the settlement of tax examinations and the GILTI inclusion, partially offset by the reduction of the U.S. federal corporate tax rate.
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
Other Comprehensive Income
Other comprehensive loss was $87 million for the three months ended June 30, 2018 compared to income of $56 million for the same period in 2017. This decrease was primarily driven by unfavorable foreign currency translation impacts due to the weakening of the Euro, the Great British pound, the Chinese yuan, the Polish zloty, the Canadian dollar and the Swedish Krona as compared to the U.S. dollar in the current quarter versus the strengthening of these currencies in the same quarter of 2017. These decreases were partially offset by the favorable impact from movement in our Euro net investment hedges during the quarter. The tax impact on the movement in the net investment hedges also contributed to the year over year decrease.
For the six months ended June 30, 2018 other comprehensive loss was $67 million as compared to income of $98 million for the same period in 2017, a decrease of $165 million. This decrease was primarily driven by unfavorable foreign currency translation impacts due to the weakening of the Euro, the Canadian dollar, the Polish Zloty and the Swedish Krona as compared to the U.S. dollar in the current year versus strengthening for the same period in the prior year. Also contributing to the decrease was the weakening of the Great British Pound as compared to the U.S. Dollar in 2018 even more so than it did during the same period in 2017. These decreases were partially offset by the favorable impact from movement in our Euro net investment hedges. The tax impact on the movement in the net investment hedges also contributed to the year over year decrease.

Liquidity and Capital
The following table summarizes our sources and (uses) of cash:

	Six Months Ended
	June 30,
(In millions)	2018	2017	Change
Operating activities	$201	$151	$50
Investing activities	(537)	(69)	(468)
Financing activities	252	(115)	367
Foreign exchange (a)	(9)	13	(22)
Total	$(93)	$(20)	$(73)

(a)
The impact is primarily due to the weakness of the Argentine Peso, the Chinese Yuan and the Indian Rupee against the U.S. Dollar. These impacts were partially offset by the strengthening of the Euro against the U.S. Dollar.

Sources and Uses of Liquidity
Operating Activities
During the six months ended June 30, 2018, net cash provided by operating activities was $201 million, an increase of $50 million as compared to the same prior year period. This increase was primarily driven by increased cash from earnings during the period and improved working capital efficiency.
Investing Activities
Cash used in investing activities was $537 million for the six months ended June 30, 2018 as compared to $69 million in the comparable prior year period. This increase was mainly driven by the $430 million spent on 2018 acquisitions, primarily the acquisition of Pure Technologies, versus the $6 million spent for acquisition purchase price true-ups in the prior year. Spending on capital projects also increased by $34 million over the prior year, primarily due to increased spending on software development, the purchase of a building, as well as increased spending on other capital investments. Lastly, we did not receive any proceeds from the sale of a business during the six months ended June 30, 2018 as compared to $11 million received in the prior year for a divested business.
Financing Activities
Cash generated by financing activities was $252 million for the six months ended June 30, 2018 as compared to cash used of $115 million in the comparable prior year period. The net increase in cash provided by financing activities during the period was primarily due to the issuance of $437 million in short term debt in the current year, which was largely used for acquisition financing, versus $33 million issued in the prior year. This was partially offset by increases in share repurchase activity of $33 million and dividends paid of $11 million as compared to the prior year.
Funding and Liquidity Strategy
Our ability to fund our capital needs depends on our ongoing ability to generate cash from operations, and access to bank financing and the capital markets. Historically, we have generated operating cash flow sufficient to fund our primary cash needs centered on operating activities, working capital, capital expenditures, strategic investments and dividend payments. If our cash flows from operations are less than we expect, we may need to incur debt or issue equity. From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. There can be no assurance that such financing will be available to us on acceptable terms or that such financing will be available at all.
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
Non-U.S. Operations
We generated approximately 54% and 55% of our revenue from non-U.S. operations for the three and six months ended June 30, 2018 and 54% for the both the three and six months ended June 30, 2017. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. As of June 30, 2018, we have provided a deferred tax liability of $20 million for foreign withholding taxes and state income taxes on $769 million expected to be repatriated to the U.S. parent as deemed necessary. As of June 30, 2018, our foreign subsidiaries were holding $293 million in cash or marketable securities.
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

ITEM 1A.           RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2017 Annual Report on Form 10-K under Item 1A. Risk Factors.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended June 30, 2018:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
4/1/18 - 4/30/18	—	—	—	$388
5/1/18 - 5/31/18	0.3	69.83	0.3	$369
6/1/18 - 6/30/18	0.1	71.46	0.1	$363
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. For the three months ended June 30, 2018, we repurchased 0.4 million shares for $25 million. There are up to $363 million in shares that may still be purchased under this plan as of June 30, 2018.

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

101.0
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Paul A. Stellato
Paul A. Stellato
Vice President, Controller and Chief Accounting Officer

July 31, 2018