Form 10-Q
period 2018-09-30
Xylem Inc.
filed 2018-10-30
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of October 26, 2018, there were 179,716,050 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Nine Months
For the periods ended September 30,	2018	2017	2018	2017
Revenue	$1,287	$1,195	$3,821	$3,430
Cost of revenue	782	724	2,337	2,090
Gross profit	505	471	1,484	1,340
Selling, general and administrative expenses	279	270	868	812
Research and development expenses	46	45	137	131
Restructuring and asset impairment charges, net	4	4	19	22
Operating income	176	152	460	375
Interest expense	21	21	63	62
Other non-operating income (expense), net	4	1	9	5
Gain (loss) from sale of business	2	(1)	—	4
Income before taxes	161	131	406	322
Income tax expense	31	27	82	62
Net income	130	104	324	260
Less: Net loss attributable to non-controlling interests	—	(1)	—	—
Net income attributable to Xylem	$130	$105	$324	$260
Earnings per share:
Basic	$0.73	$0.58	$1.80	$1.45
Diluted	$0.72	$0.58	$1.79	$1.44
Weighted average number of shares:
Basic	179.7	179.6	179.8	179.6
Diluted	181.1	180.9	181.2	180.7
Dividends declared per share	$0.2100	$0.1800	$0.6300	$0.5400
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Nine Months
For the periods ended September 30,	2018	2017	2018	2017
Net income	$130	$104	$324	$260
Other comprehensive income, before tax:
Foreign currency translation adjustment	(9)	7	(61)	66
Net change in derivative hedge agreements:
Unrealized (losses) gains	—	(1)	(9)	4
Amount of gain reclassified into net income	3	—	1	—
Net change in postretirement benefit plans:
Amortization of prior service credit	(2)	—	(4)	—
Amortization of net actuarial loss into net income	4	3	11	8
Settlement/Curtailment	—	1	1	1
Other comprehensive (loss) income, before tax	(4)	10	(61)	79
Income tax (benefit) expense related to items of other comprehensive income	(3)	(11)	7	(40)
Other comprehensive (loss) income, net of tax	(1)	21	(68)	119
Comprehensive income	$129	$125	$256	$379
Less: comprehensive loss attributable to noncontrolling interests	(2)	—	(2)	—
Comprehensive income attributable to Xylem	$131	$125	$258	$379
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$404	$414
Receivables, less allowances for discounts and doubtful accounts of $34 and $35 in 2018 and 2017, respectively	1,017	956
Inventories	622	524
Prepaid and other current assets	161	177
Total current assets	2,204	2,071
Property, plant and equipment, net	636	643
Goodwill	3,008	2,768
Other intangible assets, net	1,259	1,168
Other non-current assets	219	210
Total assets	$7,326	$6,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$570	$549
Accrued and other current liabilities	571	551
Short-term borrowings and current maturities of long-term debt	342	—
Total current liabilities	1,483	1,100
Long-term debt	2,189	2,200
Accrued postretirement benefits	409	442
Deferred income tax liabilities	284	252
Other non-current accrued liabilities	330	347
Total liabilities	4,695	4,341
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 192.9 shares and 192.3 shares in 2018 and 2017, respectively	2	2
Capital in excess of par value	1,942	1,912
Retained earnings	1,452	1,227
Treasury stock – at cost 13.2 shares and 12.4 shares in 2018 and 2017, respectively	(486)	(428)
Accumulated other comprehensive loss	(293)	(210)
Total stockholders’ equity	2,617	2,503
Non-controlling interests	14	16
Total equity	2,631	2,519
Total liabilities and stockholders’ equity	$7,326	$6,860

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the nine months ended September 30,	2018	2017
Operating Activities
Net income	$324	$260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	87	83
Amortization	108	91
Share-based compensation	23	16
Restructuring and asset impairment charges	19	22
Loss (gain) from sale of business	—	(4)
Other, net	2	18
Payments for restructuring	(18)	(25)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(76)	(114)
Changes in inventories	(115)	(14)
Changes in accounts payable	51	3
Other, net	(17)	43
Net Cash – Operating activities	388	379
Investing Activities
Capital expenditures	(171)	(119)
Acquisitions of businesses, net of cash acquired	(433)	(16)
Proceeds from sale of assets and business, net of cash disposed	22	11
Cash received from investments	—	10
Cash paid for investments	—	(11)
Other, net	3	3
Net Cash – Investing activities	(579)	(122)
Financing Activities
Short-term debt issued, net	410	—
Short-term debt repaid	(50)	(184)
Repurchase of common stock	(58)	(25)
Proceeds from exercise of employee stock options	7	8
Dividends paid	(114)	(97)
Other, net	—	(1)
Net Cash – Financing activities	195	(299)
Effect of exchange rate changes on cash	(14)	17
Net change in cash and cash equivalents	(10)	(25)
Cash and cash equivalents at beginning of year	414	308
Cash and cash equivalents at end of period	$404	$283
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$47	$46
Income taxes (net of refunds received)	$60	$58
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

Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the accounting for implementation costs of a hosting arrangement that is a service contract. The guidance establishes the requirement to capitalize certain implementation costs incurred in a hosting arrangement that is a service contract, effectively aligning with the requirement to capitalize certain implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. The requirements of the amended guidance may be applied using either a retrospective or prospective approach. We are evaluating the impact of the guidance on our financial condition and results of operations.
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

The preliminary Pure purchase price allocation as of January 31, 2018 is shown in the following table.

(in millions)	Amount
Cash	$14
Receivables	23
Inventories	5
Prepaid and other current assets	2
Property, plant and equipment	22
Intangible assets	149
Other long-term assets	1
Accounts payable	(3)
Accrued and other current liabilities	(11)
Deferred income tax liabilities	(27)
Other non-current accrued liabilities	(2)
Total identifiable net assets	173

Goodwill	261
Total consideration	$434

The fair values of Pure's assets and liabilities were determined based on preliminary estimates and assumptions which management believes are reasonable. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These adjustments will primarily relate to intangible assets and income tax related items. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information is available but no later than one year from the acquisition date.

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

Category	Life	Amount (in millions)
Customer Relationships	17 - 18 years	$84
Technology	3 - 10 years	38
Tradenames	20 years	21
Internally Developed Software	3 years	6
Total		$149

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the three and nine month periods ended September 30, 2018 and September 30, 2017, respectively, assuming the acquisition of Pure was made on January 1, 2017.

(in millions)	Three Months		Nine Months
For the period ended September 30,	2018	2017	2018	2017
Revenue	N/A	$1,220	$3,826	$3,502
Net income	N/A	$102	$321	$254

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

•Amortization expense of acquired intangibles

•	Adjustments to the depreciation of property, plant and equipment reflecting the impact of the calculated fair value of those assets in accordance with purchase accounting

•	Adjustments to interest expense to remove historical Pure interest costs and reflect Xylem's current debt profile
•The related tax impact of the above referenced adjustments

The pro forma results do not include any cost savings or operational synergies that may be generated or realized due to the acquisition of Pure.

During the three and eight months ended September 30, 2018 Pure had operating losses of $2 million and $5 million, respectively.

Other Acquisition Activity
During the three and nine months ended September 30, 2018 we spent approximately $3 million and $13 million, net of cash received on other acquisition activity.

During the third quarter we divested our Precision Die Casting business for approximately $22 million, net of cash assumed. The sale resulted in a immaterial gain for the three and nine months ended September 30, 2018, which is reflected in gain from sale of business in our Condensed Consolidated Income Statement. The business, which was part of our Measurement & Controls Solutions segment, provided aluminum die casting products primarily to customers in the automotive sector. The business reported 2017 annual revenue of approximately $32 million.
2017 Acquisitions and Divestitures
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
If shipping and handling activities are performed after a customer obtains control of a good, we account for the shipping and handling activities as activities to fulfill a promise to transfer a good. Shipping and handling related costs are accrued as revenue is recognized.
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
We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with specific revenue-producing transaction and collected from a customer, for example sales, use, value added and some excise taxes.
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
In limited situations, contracts with customers include financing components where payment terms exceed one year, however, we believe that the financing effects are not significant to Xylem. In addition, we apply a practical expedient and do not adjust the promised amount of consideration in a contract for the effects of significant financing components when we expect payment terms to be one year or less from the time the goods or services are transferred until ultimate payment.

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
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2018	September 30, 2018
Revenue from contracts with customers	$1,222	$3,642
Other	65	179
Total	$1,287	$3,821
The following table reflects revenue from contracts with customers by application:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2018	September 30, 2018
Water Infrastructure
Transport	$380	$1,114
Treatment	96	274

Applied Water
Commercial Building Services	149	436
Residential Building Services	59	172
Industrial Water	170	524

Measurement and Control Solutions
Water	168	514
Electric	36	110
Gas	54	144
Software and Services/Other	26	96
Test	84	258

Total	$1,222	$3,642

The following table reflects revenue from contracts with customers by geographical region:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2018	September 30, 2018
Water Infrastructure
United States	$139	$387
Europe	174	542
Emerging Markets & Other	163	459

Applied Water
United States	197	583
Europe	93	291
Emerging Markets & Other	88	258

Measurement and Control Solutions
United States	238	674
Europe	59	214
Emerging Markets & Other	71	234

Total	$1,222	$3,642

Contract Balances
We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to costs incurred to perform in advance of scheduled billings. Contract liabilities relate to payments received in advance of performance under the contracts. Change in contract assets and liabilities are due to our performance under the contract.
The table below provides contract assets, contract liabilities, and significant changes in contract assets and liabilities.

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at 1/1/2018	$89	$107
Additions, net	68	92
Revenue recognized from opening balance	—	(83)
Billings	(62)	—
Other	(4)	(6)
Balance at 9/30/2018	$91	$110

(a)	Excludes receivable balances which are disclosed on the balance sheet

Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of September 30, 2018, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $209 million. We expect to recognize revenue upon the completion of satisfying these performance obligations in the following 12 to 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

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
Costs to obtain contracts are capitalized when incurred. The costs to obtain contracts are then amortized in a manner that is consistent with the pattern of transfer of the related goods or services provided in the contract. The Company elects to apply the practical expedient to expense costs to obtain contracts when the associated amortization period of those costs would be one year or less.
Note 5. Restructuring Charges
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position ourselves based on the economic environment and customer demand. During the three and nine months ended September 30, 2018, we recognized restructuring charges of $4 million and $19 million, respectively. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Measurement & Control Solutions and Water Infrastructure segments, as well as headcount reductions within our Applied Water segment.
During the three and nine months ended September 30, 2017, we recognized restructuring charges of $4 million and $17 million. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Applied Water and Water Infrastructure segments, as well as headcount reductions within our Measurement and Control Solutions segment.
The following table presents the components of restructuring expense and asset impairment charges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
By component:
Severance and other charges	$4	$3	$18	$17
Lease related charges	—	—	1	—
Other restructuring charges	—	1	—	1
Reversal of restructuring accruals	—	—	—	(1)
Total restructuring charges	$4	$4	$19	$17
Asset impairment	—	—	—	5
Total restructuring and asset impairment charges	$4	$4	$19	$22

By segment:
Water Infrastructure	$2	$1	$8	$6
Applied Water	1	2	2	12
Measurement & Control Solutions	1	1	9	4
Corporate and other	—	—	—	—

The following table displays a rollforward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within accrued and other current liabilities, for the nine months ended September 30, 2018 and 2017.

(in millions)	2018	2017
Restructuring accruals - January 1	$7	$15
Restructuring charges	19	17
Cash payments	(18)	(25)
Foreign currency and other	(1)	—
Restructuring accruals - September 30	$7	$7

By segment:
Water Infrastructure	$1	$—
Applied Water	1	1
Measurement & Control Solutions	3	3
Regional selling locations (a)	2	3
Corporate and other	—	—

(a)
Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following is a rollforward for the nine months ended September 30, 2018 and 2017 of employee position eliminations associated with restructuring activities.

	2018	2017
Planned reductions - January 1	47	188
Additional planned reductions	176	140
Actual reductions and reversals	(135)	(223)
Planned reductions - September 30	88	105

The following table presents expected restructuring spend:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2018:
Total expected costs	$7	$1	$8	$—	$16
Costs incurred during Q1 2018	2	1	5	—	8
Costs incurred during Q2 2018	2	—	2	—	4
Costs incurred during Q3 2018	2	—	—	—	2
Total expected costs remaining	$1	$—	$1	$—	$2

Actions Commenced in 2017:
Total expected costs	$18	$12	$3	$—	$33
Costs incurred during 2017	5	4	2	—	11
Costs incurred during Q1 2018	1	—	—	—	1
Costs incurred during Q2 2018	1	—	—	—	1
Costs incurred during Q3 2018	—	1	1	—	2
Total expected costs remaining	$11	$7	$—	$—	$18

Actions Commenced in 2016:
Total expected costs	$13	$14	$11	$2	$40
Costs incurred during 2016	11	10	6	2	29
Costs incurred during 2017	2	4	3	—	9
Costs incurred during Q1 2018	—	—	1	—	1
Costs incurred during Q2 2018	—	—	—	—	—
Costs incurred during Q3 2018	—	—	—	—	—
Total expected costs remaining	$—	$—	$1	$—	$1

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

The income tax provision for the three months ended September 30, 2018 was $31 million resulting in an effective tax rate of 19.0%, compared to $27 million resulting in an effective tax rate of 21.1% for the same period in 2017. The income tax provision for the nine months ended September 30, 2018 was $82 million resulting in an effective tax rate of 20.1%, compared to $62 million resulting in an effective tax rate of 19.4% for the same period in 2017. The effective tax rate was lower than the U.S. federal statutory rate primarily due to the mix of earnings in jurisdictions, partially offset by the Global Intangible Low-Taxed Income ("GILTI") inclusion. Additionally, the effective tax rate for the three month period ended September 30, 2018 is lower than the same period of 2017 primarily due to the establishment of an unrecognized tax benefit, partially offset by the release of a valuation allowance in 2017 and the reduction of the U.S. federal corporate tax rate in 2018. The effective tax rate for the nine month period ended September 30, 2018 is higher than the same period of 2017 primarily due to the settlement of tax examinations in the various jurisdictions, partially offset by the reduction of the U.S. federal corporate tax rate in 2018.
Unrecognized Tax Benefits
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities or litigation, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The amount of unrecognized tax benefits at September 30, 2018 was $129 million, as compared to $130 million at December 31, 2017, which if ultimately recognized will reduce our effective tax rate. We do not believe that the unrecognized tax benefits will significantly change within the next twelve months. We classify interest expense relating to unrecognized tax benefits as a component of other non-operating expense, net, and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of September 30, 2018, we had $6 million of interest accrued for unrecognized tax benefits.
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
Our accounting for the reduction of U.S. federal corporate tax rate is complete. As noted at year end, we were able to record a provisional tax benefit for corporate tax rate reduction of $107 million as of December 31, 2017. Upon further analysis of our deferred tax assets and liabilities, the Company recognized a measurement-period adjustment of $1.5 million as an additional decrease of the net deferred tax liabilities and recorded a corresponding deferred tax benefit of $1.5 million during the period ended September 30, 2018. The effect of this measurement period adjustment on the effective tax rate for the three and nine month periods ended September 30, 2018 was a decrease of 0.9% and 0.4%, respectively. A total decrease of the net deferred tax liabilities of $108 million has been recorded for the corporate rate reduction, with a corresponding deferred tax benefit of $108 million.
Our accounting for the Deemed Repatriation Transition Tax ("Transition Tax") is incomplete. As noted at December 31, 2017, we were able to make a reasonable estimate of the Transition Tax and record a provisional Transition Tax liability of $153 million. On the basis of revised E&P computations that were completed during the period ended September 30, 2018, we recognized a measurement-period adjustment of a $1 million increase to the income tax expense. The effect of the measurement-period adjustment on the effective tax rate for the three and nine month periods ended September 30, 2018 was an increase of 0.8% and 0.3%, respectively. A total Transition Tax obligation to date of $154 million has been recorded, with a corresponding adjustment of $154 million to income tax expense. Our accounting for this item is not yet complete because we are awaiting additional regulatory guidance and are continuing to gather additional information to more precisely compute the Transition Tax. We expect to complete our accounting within the prescribed measurement period.

The FASB has indicated that a company can make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). During the third quarter of 2018, we adopted the period cost method to treat the tax effects of future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred.
Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income attributable to Xylem (in millions)	$130	$105	$324	$260
Shares (in thousands):
Weighted average common shares outstanding	179,650	179,578	179,760	179,564
Add: Participating securities (a)	26	23	28	28
Weighted average common shares outstanding — Basic	179,676	179,601	179,788	179,592
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	895	774	903	658
Dilutive effect of restricted stock units and performance share units	519	502	475	460
Weighted average common shares outstanding — Diluted	181,090	180,877	181,166	180,710
Basic earnings per share	$0.73	$0.58	$1.80	$1.45
Diluted earnings per share	$0.72	$0.58	$1.79	$1.44

(a)
Restricted stock unit awards containing rights to non-forfeitable dividends that participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

(b)
Incremental shares from stock options, restricted stock units and performance share units are computed by the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock units and performance share units, reduced by the repurchase of shares with the proceeds from the assumed exercises and unrecognized compensation expense for outstanding awards. Performance share units will be included in the treasury stock calculation of diluted earnings per share upon achievement of underlying performance or market conditions at the end of the reporting period. See Note 16, "Share-Based Compensation Plans" to the condensed consolidated financial statements for further detail on the performance share units.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Stock options	1,292	1,556	1,290	1,727
Restricted stock units	334	376	338	410
Performance share units	415	594	490	509

Note 8. Inventories
The components of total inventories are summarized as follows:

(in millions)	September 30, 2018	December 31, 2017
Finished goods	$265	$223
Work in process	61	42
Raw materials	296	259
Total inventories	$622	$524

Note 9. Property, Plant and Equipment
The components of total property, plant and equipment, net are as follows:

(in millions)	September 30, 2018	December 31, 2017
Land, buildings and improvements	$322	$329
Machinery and equipment	819	799
Equipment held for lease or rental	254	241
Furniture and fixtures	110	101
Construction work in progress	87	85
Other	22	21
Total property, plant and equipment, gross	1,614	1,576
Less accumulated depreciation	978	933
Total property, plant and equipment, net	$636	$643

Depreciation expense of $29 million and $87 million was recognized in the three and nine months ended September 30, 2018, respectively, and $28 million and $83 million for the three and nine months ended September 30, 2017.

Note 10. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2018 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Balance as of January 1, 2018	$667	$526	$1,575	$2,768
Activity in 2018
Divested/Acquired	—	—	279	279
Foreign currency and other	(7)	(5)	(27)	(39)
Balance as of September 30, 2018	$660	$521	$1,827	$3,008

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	September 30, 2018			December 31, 2017
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$977	$(290)	$687	$906	$(241)	$665
Proprietary technology and patents	201	(89)	112	163	(75)	88
Trademarks	151	(39)	112	138	(37)	101
Software	339	(156)	183	277	(130)	147
Other	25	(20)	5	26	(20)	6
Indefinite-lived intangibles	160	—	160	161	—	161
Other Intangibles	$1,853	$(594)	$1,259	$1,671	$(503)	$1,168

Amortization expense related to finite-lived intangible assets was $34 million and $108 million for the three and nine months ended September 30, 2018, respectively, and $30 million and $91 million for the three and nine months ended September 30, 2017, respectively.
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

Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty and Australian Dollar. We had foreign exchange contracts with purchase notional amounts totaling $115 million and $455 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, purchase Polish Zloty and sell Euro, purchase US Dollar and sell Canadian Dollar, and to sell Canadian Dollar and Purchase Euro. The purchased notional amounts associated with these currency derivatives are $36 million, $36 million, $17 million, $10 million, $7 million and $7 million, respectively. As of December 31, 2017, the purchase notional amounts associated with these currency derivatives were $147 million, $149 million, $66 million, $34 million, $28 million and $25 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross Currency Swaps
Beginning in 2015, we entered into cross currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. The total notional amount of derivative instruments designated as net investment hedges was $438 million and $446 million as of September 30, 2018 and December 31, 2017, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $582 million and $592 million as of September 30, 2018 and December 31, 2017, respectively, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain (loss) recognized in OCI (a)	$—	$1	$(9)	$6
Amount of (gain) loss reclassified from OCI into revenue (a)	1	(2)	(1)	(3)
Amount of loss reclassified from OCI into cost of revenue (a)	2	—	2	1

Net Investment Hedges
Cross Currency Swaps
Amount of gain (loss) recognized in OCI (a)	$(5)	$(14)	$8	$(45)
Foreign Currency Denominated Debt
Amount of gain (loss) recognized in OCI (a)	$(8)	$(17)	$11	$(65)

(a)	Effective portion
As of September 30, 2018, $5 million of net losses on cash flow hedges are expected to be reclassified into earnings in the next 12 months. The ineffective portion of a cash flow hedge is recognized immediately in selling, general and administrative expenses in the Condensed Consolidated Income Statements and was not material for the three and nine months ended September 30, 2018 and 2017.

As of September 30, 2018, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration. The net investment hedges did not experience any ineffectiveness for the three and nine months ended September 30, 2018.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our foreign exchange contracts currently included in our hedging program designated as hedging instruments were as follows:

(in millions)	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Other current assets	$—	$3
Liabilities
Cash Flow Hedges
Other current liabilities	$(3)	$(1)
Net Investment Hedges
Other non-current liabilities	$(60)	$(64)

The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $620 million and $638 million as of September 30, 2018 and December 31, 2017, respectively.
Note 12. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

(in millions)	September 30, 2018	December 31, 2017
Compensation and other employee benefits	$197	$203
Customer-related liabilities	127	119
Accrued taxes	89	75
Accrued warranty costs	45	55
Other accrued liabilities	113	99
Total accrued and other current liabilities	$571	$551

Note 13. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	September 30, 2018	December 31, 2017
4.875% Senior Notes due 2021 (a)	$600	$600
2.250% Senior Notes due 2023 (a)	586	597
3.250% Senior Notes due 2026 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Commercial paper	78	—
Research and development finance contract	123	125
Term loan	264	—
Debt issuance costs and unamortized discount (b)	(20)	(22)
Total debt	2,531	2,200
Less: short-term borrowings and current maturities of long-term debt	342	—
Total long-term debt	$2,189	$2,200

(a)
The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2021 was $621 million and $648 million as of September 30, 2018 and December 31, 2017, respectively. The fair value of our Senior Notes due 2023 was $620 million and $638 million as of September 30, 2018 and December 31, 2017, respectively. The fair value of our Senior Notes due 2026 was $470 million and $498 million as of September 30, 2018 and December 31, 2017, respectively. The fair value of our Senior Notes due 2046 was $387 million and $431 million as of September 30, 2018 and December 31, 2017, respectively.

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
Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year beginning on May 1, 2017. As of September 30, 2018, we were in compliance with all covenants for the Senior Notes.

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
In accordance with the terms of an amendment to the Credit Facility dated August 30, 2016, we may not exceed a maximum leverage ratio of 4.00 to 1.00 (based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization) for a period of four full fiscal quarters following the Sensus acquisition and a maximum leverage ratio of 3.50 to 1.00 through the rest of the term. The Credit Facility also contains limitations on, among other things, incurring secured debt, granting liens, entering into sale and leaseback transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. In addition, the Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of September 30, 2018 the Credit Facility was undrawn and we are in compliance with all covenants.
European Investment Bank - R&D Finance Contract
On October 28, 2016, the Company entered into a Finance Contract (the “Finance Contract”) with the European Investment Bank (the “EIB”). The Company's wholly owned subsidiaries in Luxembourg, Xylem Holdings S.á r.l. and Xylem International S.á r.l., are the borrowers under the Finance Contract and Xylem Inc. is the Guarantor.  The Finance Contract provides for up to €105 million (approximately $123 million) to finance research, development and innovation projects in the field of sustainable water and wastewater solutions during the period from 2017 through 2019 in Sweden, Germany, Italy, UK, Hungary and Austria. The Company has unconditionally guaranteed the performance of the borrowers under the Finance Contract. Under the Finance Contract, the borrowers are able to draw loans on or before April 28, 2018, with a maturity of no longer than 11 years.
The Finance Contract is subject to the same leverage ratio as the Credit Facility. It also contains limitations on, among other things, incurring debt, granting liens, and entering into sale and leaseback transactions, as well as other terms and conditions, such as customary representations and warranties, additional covenants and customary events of default.
The Finance Contract provides for fixed rate loans and floating rate loans. Under the Finance Contract, the interest rate per annum applicable to fixed rate loans is at a fixed percentage rate per annum specified by the EIB which includes the applicable margin. The interest rate per annum applicable to floating rate loans is at the rate determined by reference to EURIBOR for loans drawn in Euros and LIBOR for loans drawn in Pounds Sterling or U.S. Dollars, plus an applicable spread specified by the EIB which includes the applicable margin. The applicable margin is 59 basis points (0.59%). As of September 30, 2018 and December 31, 2017, $123 million and $125 million were outstanding under the Finance Contract, respectively.
Term Loan Facility
On January 26, 2018, the Company’s subsidiary, Xylem Europe GmbH (the “borrower”) entered into a 12-month €225 million (approximately $264 million) term loan facility (the “Term Facility”) the terms of which are set forth in a term loan agreement, among the borrower, the Company, as parent guarantor and ING Bank. The Company has entered into a parent guarantee in favor of ING Bank also dated January 26, 2018 to secure all present and future obligations of the borrower under the Term Loan Agreement. The Term Facility was used to partially fund  the acquisition of Pure Technologies.

Commercial Paper
Our commercial paper program generally serves as a means of short-term funding and has a combined outstanding limit of $600 million inclusive of the Five-Year Revolving Credit Facility. As of September 30, 2018 and December 31, 2017, $78 million and $0 million of the Company’s $600 million commercial paper program was outstanding at a weighted average interest rate of 2.29% and 0%, respectively. We will periodically borrow under this program and may borrow under it in future periods.
Other Borrowings
Effective October 20, 2016, Xylem entered into a revolving line of credit with SEB Bank. The line of credit provides for an aggregate principal amount of up €65 million (approximately $76 million) with a maturity date of September 30, 2018. The line of credit was used to partially fund the acquisition of Pure Technologies in the first quarter of 2018. As of September 30, 2018 the outstanding balance was paid off and the revolving line of credit was terminated.
Note 14. Postretirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Domestic defined benefit pension plans:
Service cost	$—	$1	$2	$3
Interest cost	1	1	3	3
Expected return on plan assets	(2)	(1)	(5)	(4)
Amortization of net actuarial loss	1	—	2	1
Net periodic benefit cost	$—	$1	$2	$3
International defined benefit pension plans:
Service cost	$3	$2	$8	$8
Interest cost	5	4	15	14
Expected return on plan assets	(9)	(8)	(28)	(24)
Amortization of net actuarial loss	2	3	7	7
Settlement/Curtailment	—	1	1	1
Net periodic benefit cost	$1	$2	$3	$6
Total net periodic benefit cost	$1	$3	$5	$9

The components of net periodic benefit cost other than the service cost component are included in the line item "other non-operating income (expense), net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other postretirement employee benefit plans was less than $1 million for both the three and nine months ended September 30, 2018, including credit amounts recognized in other comprehensive income ("OCI") of $1 million and $2 million for the three and nine months ended September 30, 2018. The total net periodic benefit cost for other postretirement employee benefit plans was $1 million and $2 million, including credit amounts recognized in OCI of less than $1 million, for both the three and nine months ended September 30, 2017.
We contributed $37 million and $28 million to our defined benefit plans during the nine months ended September 30, 2018 and 2017, respectively. Discretionary contributions of $19 million and $6 million were made to the U.S. plan in the third quarter of 2018 and 2017, respectively, to increase the funding ratio and reduce regulatory fees. Additional contributions ranging between approximately $4 million and $8 million are expected during the remainder of 2018.

Note 15. Equity
The following table shows the changes in stockholders' equity for the three and nine months ended September 30, 2018:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2018	$2	$1,912	$1,227	$(210)	$(428)	$16	$2,519
Cumulative effect of change in accounting principle			14	(17)			(3)
Net income			79				79
Other comprehensive income, net				20			20
Dividends declared ($0.21 per share)			(38)				(38)
Stock incentive plan activity		13			(8)		5
Repurchase of common stock					(25)		(25)
Balance at March 31, 2018	$2	$1,925	$1,282	$(207)	$(461)	$16	$2,557
Net income			115				115
Other comprehensive loss, net				(87)			(87)
Dividends declared ($0.21 per share)			(38)				(38)
Stock incentive plan activity		7					7
Repurchase of common stock					(25)		(25)
Balance at June 30, 2018	$2	$1,932	$1,359	$(294)	$(486)	$16	$2,529
Net income			130			—	130
Other comprehensive loss, net				1		(2)	(1)
Dividends declared ($0.21 per share)			(37)				(37)
Stock incentive plan activity		10			—		10
Repurchase of common stock					—		—
Balance at September 30, 2018	$2	$1,942	$1,452	$(293)	$(486)	$14	$2,631

The following table shows the changes in stockholders' equity for the three and nine months ended September 30, 2017:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2017	$2	$1,876	$1,033	$(318)	$(403)	$17	$2,207
Cumulative effect of change in accounting principle			(7)				(7)
Net income			56				56
Other comprehensive income, net				42			42
Dividends declared ($0.18 per share)			(32)				(32)
Stock incentive plan activity		7			(5)		2
Repurchase of common stock					—		—
Balance at March 31, 2017	$2	$1,883	$1,050	$(276)	$(408)	$17	$2,268
Net income			99			1	100
Other comprehensive income, net				56		(1)	55
Dividends declared ($0.18 per share)			(32)				(32)
Stock incentive plan activity		11					11
Repurchase of common stock					(20)		(20)
Balance at June 30, 2017	$2	$1,894	$1,117	$(220)	$(428)	$17	$2,382
Net income			105			(1)	104
Other comprehensive income, net				21		1	22
Dividends declared ($0.18 per share)			(34)				(34)
Stock incentive plan activity		6			—		6
Repurchase of common stock					—		—
Balance at September 30, 2017	$2	$1,900	$1,188	$(199)	$(428)	$17	$2,480

Note 16. Share-Based Compensation Plans
Share-based compensation expense was $7 million and $23 million during the three and nine months ended September 30, 2018, respectively, and $5 million and $16 million during the three and nine months ended September 30, 2017, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $7 million, $24 million and $19 million, respectively, at September 30, 2018 and is expected to be recognized over a weighted average period of 1.9, 2.0 and 1.9 years, respectively. The amount of cash received from the exercise of stock options was $7 million and $8 million for the nine months ended September 30, 2018 and 2017, respectively.
Stock Option Grants
The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2018.

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	2,076	$37.44	7.0
Granted	313	75.18
Exercised	(213)	34.10
Forfeited and expired	(52)	48.63
Outstanding at September 30, 2018	2,124	$43.05	6.7	$79
Options exercisable at September 30, 2018	1,404	$35.46	5.8	$62
Vested and expected to vest as of September 30, 2018	2,048	$42.18	6.7	$77

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the nine months ended September 30, 2018 was $8.9 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2018 grants.

Volatility	23.41%
Risk-free interest rate	2.76%
Dividend yield	1.12%
Expected term (in years)	5.1
Weighted-average fair value / share	$17.80

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

Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the nine months ended September 30, 2018. The fair value of the restricted stock units is equal to the closing share price on the date of the grant.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2018	779	$35.39
Granted	267	74.97
Vested	(446)	40.26
Forfeited	(50)	51.11
Outstanding at September 30, 2018	550	$59.06

ROIC Performance Share Unit Grants
The following is a summary of Return on Invested Capital ("ROIC") performance share unit grants for the nine months ended September 30, 2018. The fair value of the ROIC performance share units is equal to the closing share price on the date of the grant.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2018	298	$41.48
Granted	76	75.18
Forfeited	(101)	38.27
Outstanding at September 30, 2018	273	$52.09

TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the nine months ended September 30, 2018.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2018	213	$47.04
Granted	76	99.14
Forfeited	(16)	50.94
Outstanding at September 30, 2018	273	$61.06

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

Note 17. Capital Stock
For the three and nine months ended September 30, 2018 the Company repurchased less than 0.1 million shares for less than $1 million and approximately 0.8 million shares for over $58 million of common stock, respectively. Repurchases include both share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program for the three months ended September 30, 2018. For the nine months ended September 30, 2018, we repurchased approximately 0.7 million shares for $50 million. There were no shares repurchased under this program for the three months ended September 30, 2017. For the nine months ended September 30, 2017 we repurchased 0.1 million shares for $7 million. There are up to $363 million in shares that may still be purchased under this plan as of September 30, 2018.
Aside from the aforementioned repurchase program, we repurchased less than 0.1 million shares and 0.1 million shares for less than $1 million and $8 million for the three and nine months ended September 30, 2018, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. Likewise, we repurchased less than 0.1 million shares and 0.1 million shares for less than $1 million and $5 million for the three and nine months ended September 30, 2017, respectively.

Note 18. Accumulated Other Comprehensive Income (Loss)
The following table provides the components of accumulated other comprehensive income (loss) for the three months ended September 30, 2018:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at July 1, 2018	$(86)	$(200)	$(8)	$(294)
Foreign currency translation adjustment	(7)	—	—	(7)
Tax on foreign currency translation adjustment	3	—	—	3
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net		2		2
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	2	2
Balance at September 30, 2018	$(90)	$(198)	$(5)	$(293)
The following table provides the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2018:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2018	$(15)	$(198)	$3	$(210)
Cumulative effect of change in accounting principle	(11)	(6)	—	(17)
Foreign currency translation adjustment	(59)	—	—	(59)
Tax on foreign currency translation adjustment	(5)	—	—	(5)
Changes in postretirement benefit plans	—	1	—	1
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	7	—	7
Income tax impact on amortization of postretirement benefit plan items	—	(2)	—	(2)
Unrealized loss on derivative hedge agreements	—	—	(9)	(9)
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(1)	(1)
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	2	2
Balance at September 30, 2018	$(90)	$(198)	$(5)	$(293)

Note 19. Commitments and Contingencies
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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $8 million and $10 million as of September 30, 2018 and December 31, 2017, respectively, for these general litigation matters.
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
Guarantees
We obtain certain stand-by letters of credit, bank guarantees and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of September 30, 2018 and December 31, 2017, the amount of stand-by letters of credit, bank guarantees and surety bonds was $269 million and $240 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million and $4 million as of September 30, 2018 and December 31, 2017, respectively, for environmental matters.
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

(in millions)	2018	2017
Warranty accrual – January 1	$82	$99
Net charges for product warranties in the period	16	25
Settlement of warranty claims	(33)	(36)
Foreign currency and other	1	3
Warranty accrual - September 30	$66	$91

Note 20. Segment Information
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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2017 Annual Report). The following tables contain financial information for each reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Revenue:
Water Infrastructure	$541	$520	$1,567	$1,421
Applied Water	378	354	1,132	1,048
Measurement & Control Solutions	368	321	1,122	961
Total	$1,287	$1,195	$3,821	$3,430
Operating Income:
Water Infrastructure	$99	$91	$240	$206
Applied Water	59	50	170	134
Measurement & Control Solutions	31	27	95	81
Corporate and other	(13)	(16)	(45)	(46)
Total operating income	$176	$152	$460	$375
Interest expense	$21	21	$63	$62
Other non-operating income (expense), net	4	1	9	5
Gain (loss) from sale of business	2	(1)	—	4
Income before taxes	$161	$131	$406	$322
Depreciation and Amortization:
Water Infrastructure	$17	$17	$50	$48
Applied Water	5	6	16	18
Measurement & Control Solutions	34	29	107	90
Regional selling locations (a)	5	4	15	12
Corporate and other	2	2	7	6
Total	$63	$58	$195	$174
Capital Expenditures:
Water Infrastructure	$20	$16	$60	$43
Applied Water	5	4	19	14
Measurement & Control Solutions	26	16	72	48
Regional selling locations (b)	3	3	11	11
Corporate and other	6	3	9	3
Total	$60	$42	$171	$119

(a)
Depreciation and amortization expense incurred by the Regional selling locations was included in an overall allocation of Regional selling location costs to the segments; however, a certain portion of that expense was not specifically identified to a segment. That expense is captured in this Regional selling location line.

(b)	Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.

The following table contains the total assets for each reportable segment:

(in millions)	September 30, 2018	December 31, 2017
Water Infrastructure	$1,244	$1,232
Applied Water	1,057	1,002
Measurement & Control Solutions	3,641	3,198
Regional selling locations (a)	1,146	1,119
Corporate and other (b)	238	309
Total	$7,326	$6,860

(a)	The Regional selling locations have assets that consist primarily of cash, accounts receivable and inventory which are not allocated to the segments.

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
Factors that could cause results to differ materially from those anticipated include: overall economic and business conditions, political and other risks associated with our international operations, including military actions, economic sanctions or trade barriers and embargoes that could affect customer markets, and non-compliance with laws, including foreign corrupt practice laws, export and import laws and competition laws; potential for unexpected cancellations or delays of customer orders in our reported backlog; our exposure to fluctuations in foreign currency exchange rates; competition and pricing pressures in the markets we serve; the strength of housing and related markets; weather conditions; ability to retain and attract talent and key members of management; our relationship with and the performance of our channel partners; our ability to successfully identify, complete and integrate acquisitions; our ability to borrow or to refinance our existing indebtedness and availability of liquidity sufficient to meet our needs; changes in the value of goodwill or intangible assets; risks relating to product defects, product liability and recalls; governmental investigations; security breaches or other disruptions of our information technology systems; litigation and contingent liabilities; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Annual Report") and with subsequent filings we make with the Securities and Exchange Commission ("SEC").
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

•
Applied Water serves the usage applications sector with water pressure boosting systems for heating, ventilation and air conditioning and for fire protection systems to the residential and commercial building services markets. In addition, our pumps, heat exchangers and controls provide cooling to power plants and manufacturing facilities, as well as circulation for food and beverage processing. We also provide boosting systems for farming irrigation. In the Applied Water segment, we provide the majority of our sales through long-standing relationships with many of the leading independent distributors in the markets we serve, with the remainder going directly to customers.

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

Executive Summary
Xylem reported revenue for the third quarter of 2018 of $1,287 million, an increase of 7.7% compared to $1,195 million reported in the third quarter of 2017. On a constant currency basis, revenue increased by $116 million, or 9.7%, primarily consisting of organic revenue growth of $94 million, or 7.9%, driven by growth in all end markets. Acquisition revenue of $30 million also contributed to the increase, partially offset by revenue related to divestitures of $8 million.
We generated operating income of $176 million (margin of 13.7%) during the third quarter of 2018, a $24 million increase compared to $152 million (margin of 12.7%) in 2017. The increase in operating income and margin included favorable impacts from decreased Sensus acquisition related costs of $5 million and decreased special charges of $2 million, partially offset by an increase in restructuring and realignment costs of $2 million. Excluding the impact of these items, adjusted operating income was $188 million (adjusted margin of 14.6%) during the third quarter of 2018 as compared to $169 million (adjusted margin of 14.1%) in 2017. The increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives, favorable volume impacts and price realization, which were partially offset by cost inflation, increased spending on strategic investments and unfavorable mix. Purchase accounting impacts also negatively affected operating margin.

Additional financial highlights for the quarter ended September 30, 2018 include the following:

•	Orders of $1,356 million, up 8.6% from $1,249 million in the prior year, up 8.3% on an organic basis

•	Earnings per share of $0.72, up 24.1% from the prior year ($0.77, up 18.5% on an adjusted basis)

•
Cash flow from operating activities of $388 million for the nine months ended September 30, 2018, up 2.4% from the prior year. Free cash flow, excluding Sensus acquisition related costs, of $218 million as compared to $283 million in the prior year, as higher operating cash flows were offset by increased spending on capital investments and software development costs.

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

•
"adjusted net income" and "adjusted earnings per share" defined as net income and earnings per share, respectively, adjusted to exclude restructuring and realignment costs, Sensus acquisition related costs, special charges, gains and losses from the sale of businesses and tax-related special items, as applicable. A reconciliation of adjusted net income is provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share data)	2018	2017	2018	2017
Net income attributable to Xylem	$130	$105	$324	$260
Earnings per share - diluted	$0.72	$0.58	$1.79	$1.44
Restructuring and realignment, net of tax of $3 and $10 for 2018 and net of tax of $4 and $11 for 2017	8	5	27	21
Sensus acquisition related costs, net of tax of $2 and $7 for 2017	—	3	—	12
Special charges, net of tax of $0 and $1 for 2018 and net of tax of $1 and $3 for 2017	1	2	7	5
Tax-related special items	2	3	5	—
(Gain) loss from sale of business, net of tax of $0 and $0 for 2018 and $0 and $2 for 2017	(2)	1	—	(2)
Adjusted net income	$139	$119	$363	$296
Adjusted earnings per share	$0.77	$0.65	$2.00	$1.64

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

•
“special charges" defined as costs incurred by the Company, such as non-cash impairment charges, acquisition and integration related costs not related to Sensus, due diligence costs and other special non-operating items.

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

	Nine Months Ended
	September 30,
(In millions)	2018	2017
Net cash provided by operating activities	$388	$379
Capital expenditures	(171)	(119)
Free cash flow	$217	$260
Cash paid for Sensus acquisition related costs	$(1)	$(23)
Free cash flow, excluding Sensus acquisition related costs	$218	$283

•
“EBITDA” defined as earnings before interest, taxes, depreciation and amortization expense and "Adjusted EBITDA" reflects the adjustment to EBITDA to exclude share-based compensation, restructuring and realignment costs, Sensus acquisition related costs, special charges and gain or loss from sale of businesses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Net Income	$130	$104	$324	$260
Income tax expense	31	27	82	62
Interest expense (income), net	20	20	60	60
Depreciation	29	28	87	83
Amortization	34	30	108	91
EBITDA	$244	$209	$661	$556
Share-based compensation	$7	$5	23	16
Restructuring and realignment	11	9	36	32
Sensus acquisition related costs	—	3	—	12
Special charges	1	3	8	8
(Gain) loss from sale of business	(2)	1	—	(4)
Adjusted EBITDA	$261	$230	$728	$620

2018 Outlook
We anticipate total revenue growth in the range of 10% to 11% in 2018 with organic revenue growth anticipated to be approximately 7% to 8%. The following is a summary of our organic revenue outlook by end market.

•
Utilities revenue increased approximately 9% organically through the third quarter led by strength in North America and Asia Pacific. In 2018 we expect organic revenue growth in the high-single-digits with stable growth in the U.S. from water and wastewater spending and mixed but stable low-single-digit growth in Europe. We also anticipate high-single-digit growth from the smart meter market and infrastructure analytics along with healthy infrastructure investments and continued focus in emerging markets with projects in China, India and Latin America.

•
Industrial revenue increased approximately 6% organically through the third quarter lead by strength in North America and western Europe. In 2018 we expect organic revenue growth in the mid-single-digits driven by solid industrial conditions in both the U.S. and Europe along with continued recovery in the oil and gas markets in North America. We also anticipate mixed emerging market conditions with strength in China, India and Latin America offset by softness in the Middle East.

•
In the commercial markets, organic growth was approximately 8% through the third quarter driven by strength in the U.S and Asia Pacific. In 2018 we expect organic revenue growth in the high-single-digits driven by continued strength in the U.S. and the emerging markets led by initiatives in the India and China building markets. We expect growth in Europe to stabilize after 2 plus years of strong performance.

•
In residential markets, organic growth was approximately 2% through the third quarter driven by strength in western Europe which was partially offset by weakness in the U.S. and Asia Pacific. In 2018 we expect organic revenue growth in the low-single-digits driven by competition in the U.S. replacement market, market share gains from an increased selling focus in Europe and increased demand in China and other Asia Pacific countries for secondary clean water sources.

We will continue to strategically execute restructuring and realignment actions primarily to reposition our European and North American businesses in an effort to optimize our cost structure and improve our operational efficiency and effectiveness. Included in these costs are initial costs to implement our Global Business Services platform, which will enable us to simplify, standardize and centralize many of our transactional processes. During 2018, we expect to incur $45 million in integration, restructuring and realignment costs. We expect to realize approximately $12 million of incremental net savings in 2018 from actions initiated in 2017, and an additional $3 million of net savings from our 2018 actions.
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
Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2018	2017	Change		2018	2017	Change
Revenue	$1,287	$1,195	7.7%		$3,821	$3,430	11.4%
Gross profit	505	471	7.2%		1,484	1,340	10.7%
Gross margin	39.2%	39.4%	(20)	bp	38.8%	39.1%	(30)	bp
Total operating expenses	329	319	3.1%		1,024	965	6.1%
Expense to revenue ratio	25.6%	26.7%	(110)	bp	26.8%	28.1%	(130)	bp
Restructuring and realignment costs	11	9	22.2%		37	32	15.6%
Sensus acquisition related charges	—	5	NM		—	19	NM
Special charges	1	3	(66.7)%		8	8	—%
Operating expenses excluding restructuring and realignment costs, Sensus acquisition related costs and special charges	317	302	5.0%		979	906	8.1%
Expense to revenue ratio	24.6%	25.3%	(70)	bp	25.6%	26.4%	(80)	bp
Operating income	176	152	15.8%		460	375	22.7%
Operating margin	13.7%	12.7%	100	bp	12.0%	10.9%	110	bp
Interest and other non-operating expense, net	17	20	(15.0)%		54	57	(5.3)%
Gain (loss) on sale of business	2	(1)	(300.0)%		—	4	NM
Income tax expense	31	27	14.8%		82	62	32.3%
Tax rate	19.0%	21.1%	(210)	bp	20.1%	19.4%	70	bp
Net income	$130	$104	25.0%		$324	$260	24.6%
NM - Not meaningful percentage change
Revenue
Revenue generated during the three and nine months ended September 30, 2018 was $1,287 million and $3,821 million, reflecting increases of $92 million or 7.7% and $391 million or 11.4%, respectively, compared to the same prior year periods. On a constant currency basis, revenue grew 9.7% for both the three and nine months ended September 30, 2018. The increases at constant currency were primarily due to increases in organic revenue of $94 million and $269 million, respectively, reflecting strong organic growth in North America, the emerging markets, particularly in China and Latin America, as well as in western Europe. Acquisition revenue of $30 million and $79 million, respectively, also contributed to the increase, partially offset by a reduction in revenue related to divestitures of $8 million and $16 million during each respective period.

The following tables illustrate the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three and nine months ended September 30, 2018:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2017 Revenue	$520		$354		$321		$1,195
Organic growth	39	7.5%	30	8.5%	25	7.8%	94	7.9%
Acquisitions/Divestitures	—	—%	(2)	(0.6)%	24	7.5%	22	1.8%
Constant currency	39	7.5%	28	7.9%	49	15.3%	116	9.7%
Foreign currency translation (a)	(18)	(3.5)%	(4)	(1.1)%	(2)	(0.6)%	(24)	(2.0)%
Total change in revenue	21	4.0%	24	6.8%	47	14.6%	92	7.7%
2018 Revenue	$541		$378		$368		$1,287

(a)
Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Argentine Peso, the Swedish Krona and the Australian Dollar.

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2017 Revenue	$1,421		$1,048		$961		$3,430
Organic growth	126	8.9%	76	7.3%	67	7.0%	269	7.8%
Acquisitions/Divestitures	—	—%	(10)	(1.0)%	73	7.6%	63	1.8%
Constant currency	126	8.9%	66	6.3%	140	14.6%	332	9.7%
Foreign currency translation (a)	20	1.4%	18	1.7%	21	2.2%	59	1.7%
Total change in revenue	146	10.3%	84	8.0%	161	16.8%	391	11.4%
2018 Revenue	$1,567		$1,132		$1,122		$3,821

(a)
Foreign currency translation impact for the nine months primarily due to strength in the value of the Euro, the British Pound, the Chinese Yuan and various other currencies against the U.S. Dollar. This impact was partially offset by the weakening in value of the Argentine Peso.

Water Infrastructure
Water Infrastructure revenue increased $21 million, or 4.0%, for the third quarter of 2018 (7.5% increase at constant currency) compared to 2017. Revenue was negatively impacted by $18 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $39 million. Organic growth for the quarter was driven by strength in the utility end market, particularly in China. The strength in the region was largely attributable to treatment project deliveries to meet government water policy regulations and healthy underlying demand in wastewater transport. Organic growth for the quarter was also driven by strength in the industrial end market with global demand for dewatering pumps being partially offset by declines in Asia Pacific from the treatment application.
From an application perspective, organic revenue growth for the third quarter was driven primarily by our transport application. The transport application had strong revenue growth in the emerging markets, North America and western Europe from strong global dewatering rental and equipment sales, as well as market demand in emerging markets. Organic revenue from our treatment application also contributed to the segment's growth with strong project deliveries in the emerging markets, particularly in China from the aforementioned project deliveries during the quarter, which was partially offset by the lapping of a large industrial ozone project delivery in China last year and revenue declines in western Europe and the United States.
For the nine months ended September 30, 2018, revenue increased $146 million, or 10.3% (8.9% increase at constant currency) as compared with 2017. Revenue benefited from $20 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $126 million. Organic growth for the nine month period was driven by strength in the utility end market across all regions, with particularly strong growth coming from the emerging markets, especially China, and the United States. Organic growth during the nine month period was also driven by strength in the industrial end market, primarily in Europe and the North America, partially offset by industrial declines in Asia Pacific due to the lapping of a large ozone project delivery in China last year.
From an application perspective, organic revenue growth for the nine months ended September 30, 2018 was largely attributable to our transport application. The transport application grew due to strength across all regions. Growth in North America was driven from modest share gains and continued focus by utility customers on improving infrastructure, as well as strong dewatering rental sales and oil and gas growth. Project deliveries in western Europe and product localization in China also contributed to the transport application growth during the period. Organic revenue from our treatment application also contributed to the segment's growth across all regions, particularly from strong utility project deliveries in China and the Middle East.
Applied Water
Applied Water revenue increased $24 million, or 6.8%, for the third quarter of 2018 (7.9% increase at constant currency) as compared to the prior year. Revenue was negatively impacted by $4 million of foreign currency translation for the quarter. Revenue growth at constant currency consisted of organic growth of $30 million, or 8.5%, which was driven by strength in the commercial and industrial end markets, particularly in the United States and Asia Pacific, as well as modest growth in the residential end market. From an application perspective, organic revenue growth in the third quarter was led by growth in the commercial building services application, primarily driven by market share gains and continued strength in distribution channel and project work in the United States and strong order intake in China and India. Organic revenue growth in the industrial water application was driven primarily by general market strength in the United States, particularly in project business.
For the nine months ended September 30, 2018, revenue increased $84 million, or 8.0% (6.3% increase at constant currency), with revenue benefiting from $18 million of foreign currency translation during the period. The revenue growth at constant currency consisted of $76 million, or 7.3% organic growth, partially offset by $10 million of reduction in revenue related to divestitures. The organic revenue growth for the nine months was driven primarily by strength in the industrial and commercial end markets, primarily in the United States and Asia Pacific, as well as modest growth in the residential end market. Organic revenue growth in the industrial water application was driven primarily by recovery in large project business and healthy general industrial demand in North America and western Europe as well as strong project deliveries in emerging markets, particularly China. Commercial building services revenue also grew organically, primarily driven by distributor strength in North America and project deployments in Asia Pacific. Residential building services also had modest organic growth, primarily from strength in western Europe, partially offset by declines in the United States and Asia Pacific.
Measurement & Control Solutions
Measurement & Control Solutions revenue increased $47 million, or 14.6%, for the third quarter of 2018 (15.3% at constant currency) as compared to the prior year, with revenue negatively impacted by $2 million of foreign currency translation for quarter. Revenue growth at constant currency was made up of the revenue contributed by acquisitions of $30 million and organic revenue growth of $25 million, or 7.8%, for the third quarter, which was partially offset by $6 million of reduction in revenue related to divestitures. Organic revenue growth for the quarter was primarily driven by strength in the utility end market in the United States. From an application perspective, gas and water led the organic growth for the quarter, driven by large project deployments in the United States and increased core water shipments. The test application also experienced mid-single-digit growth during the quarter, driven by strength in Europe, the United States and Latin America, primarily from outdoor water projects. Partially offsetting this organic growth were modest declines in the electric and software as a service & other applications.
For the nine months ended September 30, 2018, revenue increased $161 million, or 16.8% (14.6% at constant currency) as compared to the prior year, with revenue benefiting from $21 million of foreign currency translation. Revenue growth at constant currency was made up of the revenue contributed by acquisitions of $79 million and organic revenue growth of $67 million, or 7.0%, which was partially offset by $6 million of reduction in revenue related to divestitures for the nine months. Organic revenue growth for the nine months was primarily driven by strength in the utility end market in North America. From an application perspective, organic revenue from the gas application contributed the most organic growth for the segment, with large project deployments in the United States. Software as a service & other also had significant growth from large deployments in the United States and the U.K. Additional organic revenue growth came from the test application, which saw growth in both the utility and industrial end markets, primarily in western Europe, the United States and the emerging markets. Both the water and electric applications also had positive organic growth, with large project deployments and increased water shipments in the United States partially offset by water shipment declines in western Europe.
Orders / Backlog
Orders received during the third quarter of 2018 were $1,356 million, an increase of $107 million, or 8.6%, over the prior year (10.5% increase at constant currency). Orders received during the nine months ended September 30, 2018 were $4,054 million, an increase of $456 million, or 12.7%, from the prior year (11.0% increase at constant currency). Order growth was negatively impacted by $24 million and favorably impacted by $62 million of foreign currency translation for the third quarter and nine months, respectively. The order growth at constant currency primarily consisted of organic order growth of 8.3% and 9.0% for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2018, orders from acquisitions of $35 million and $87 million, respectively, also contributed to the growth at constant currency, partially offset by a reduction in orders related to divestitures of $8 million and $18 million, respectively.
Water Infrastructure segment orders decreased $21 million, or 3.8%, to $537 million (0.7% decrease at constant currency) for the quarter as compared to the prior year. Order growth for the segment was negatively impacted by $17 million of foreign currency translation for the third quarter. The order decrease on a constant currency basis consisted entirely of a decrease in organic orders. Organic orders decreased in both of the segment applications. Transport order declines were primarily driven by custom pump project timing in the emerging markets, particularly in India, and in North America. These declines were partially offset by order strength across Europe during the quarter, as well as dewatering order strength in the emerging markets and the United States. Treatment also had declines in order intake, primarily due to project timing in the United States and the lapping of a few larger orders in the prior year in southeast Asia and India. These declines were partially offset by treatment order strength in China and Europe.
For the nine months ended September 30, 2018 orders increased $125 million, or 8.1%, to $1,671 million (6.5% increase at constant currency) as compared to the same prior year period. Order growth for the segment was favorably impacted by $25 million of foreign currency translation for the nine months. The order increase on a constant currency basis consisted entirely of an increase in organic orders. Organic orders grew in both of the segment applications. The transport order growth was driven by increased strength in North America, primarily from dewatering rental and equipment orders, and order strength in Europe. Transport order growth was also driven by dewatering order strength in the emerging markets, partially offset by custom pump project timing in India. Treatment also had very strong order intake, from orders in China, as well as order strength in Europe.
Applied Water segment orders increased $3 million, or 0.8%, to $377 million (2.1% increase at constant currency) for the third quarter of 2018 as compared to the prior year. Order growth for the quarter was negatively impacted by $5 million of foreign currency translation. The order increase for the third quarter on a constant currency basis included organic order growth of $10 million, or 2.7%, driven by strong industrial, commercial and residential performance in the United States, as well as modest strength across Europe. These increases were partially offset by declines in the emerging markets, particularly in the Middle East and Africa where we benefited from a large order in the prior year and the reduction of orders from divestitures of $2 million. For the nine months ended September 30, 2018 orders increased $59 million, or 5.3%, to $1,162 million (3.7% increase at constant currency) as compared to the prior year. Order growth for the nine months was favorably impacted by $18 million of foreign currency translation. The order increase on a constant currency basis included organic order growth of $53 million, or 4.8%, driven by strong commercial and industrial performance in the United States, as well as modest strength in Europe, partially offset by the reduction in orders from divestitures of $12 million.
Measurement & Control Solutions segment orders increased $125 million, or 39.4%, to $442 million (40.1% increase at constant currency) for the third quarter of 2018 as compared to the prior year. Order growth in the quarter was negatively impacted by $2 million of foreign currency translation. The order increase at constant currency included orders from recent acquisitions of $35 million, partially offset by the reduction of orders from divestitures of $6 million, and organic order growth of $98 million, or 30.9%. Organic order growth spanned all the segment applications, with water, gas and electric orders in the United States and a large water order in India. For the nine months ended September 30, 2018 orders increased $272 million, or 28.7%, to $1,221 million (26.7% increase at constant currency) as compared to the prior year. Order growth for the nine months was favorably impacted by $19 million of foreign currency translation. The order increase at constant currency included orders from recent acquisitions of $87 million, partially offset by the reduction of orders from divestitures of $6 million, and organic order growth of $172 million, or 18.1%, spanned all the segment applications with orders coming primarily from deployment in North America and increased water orders in India.
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays can occur from time to time. Total backlog was $1,742 million at September 30, 2018, an increase of $186 million or 12.0%, as compared to September 30, 2017 backlog of $1,556 million, and an increase of $229 million or 15.1%, as compared to December 31, 2017 backlog of $1,513 million. The increase in backlog as compared to the prior year amounts includes approximately $68 million of backlog from acquisitions. We anticipate that approximately 40% of the backlog at September 30, 2018 will be recognized as revenue in the fourth quarter of 2018.
Gross Margin
Gross margin as a percentage of revenue decreased 20 and 30 basis points to 39.2% and 38.8%, respectively, for the three and nine months ended September 30, 2018 as compared to 39.4% and 39.1%, respectively, for comparative 2017 periods. The gross margin decrease for both the quarter and nine month periods were primarily driven by the negative impact of cost inflation, unfavorable mix impacts, purchase accounting impacts, negative currency impacts and increased amortization of external sale software. These unfavorable impacts were partially offset by cost reductions from global procurement and productivity improvement initiatives, price realization, and reductions in Sensus acquisition related costs and restructuring and realignment costs.
Operating Expenses
The following table presents operating expenses for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2018	2017	Change		2018	2017	Change
Selling, general and administrative expenses ("SG&A")	$279	$270	3.3%		$868	$812	6.9%
SG&A as a % of revenue	21.7%	22.6%	(90)	bp	22.7%	23.7%	(100)	bp
Research and development expenses ("R&D")	46	45	2.2%		137	131	4.6%
R&D as a % of revenue	3.6%	3.8%	(20)	bp	3.6%	3.8%	(20)	bp
Restructuring and asset impairment charges, net	4	4	—%		19	22	(13.6)%
Operating expenses	$329	$319	3.1%		$1,024	$965	6.1%
Expense to revenue ratio	25.6%	26.7%	(110)	bp	26.8%	28.1%	(130)	bp

Selling, General and Administrative Expenses
SG&A increased by $9 million to $279 million or 21.7% of revenue in the third quarter of 2018, as compared to $270 million or 22.6% of revenue in the comparable 2017 period; and increased $56 million to $868 million or 22.7% of revenue in the nine months ended September 30, 2018, as compared to $812 million or 23.7% of revenue for the nine months ended in 2017. The improvement in SG&A as a percent of revenue for both periods was primarily driven by favorable volume impacts and savings from global procurement and continuous improvement initiatives and restructuring actions, which were partially offset by cost inflation and additional spending on strategic initiatives. Additional SG&A from recent acquisitions also added to the increase in SG&A expenses as compared to the prior year for both periods, as did negative currency translation impacts in the nine months.
Research and Development Expenses
R&D spending was $46 million or 3.6% of revenue in the third quarter of 2018 as compared to $45 million or 3.8% of revenue in the comparable period of 2017; and was $137 million or 3.6% of revenue in the nine months ended September 30, 2018, as compared to $131 million or 3.8% of revenue in the comparable period of 2017. Additionally, we capitalized R&D on external sale software of $15 million and $48 million for the three and nine months ended September 30, 2018, respectively, as compared to $9 million and $38 million in the same respective prior year periods. Our increased spending on R&D is driven by our continued commitment to innovation and technology development.
Restructuring Charges and Asset Impairment
Restructuring
During the three and nine months ended September 30, 2018, we recognized restructuring charges of $4 million and $19 million, respectively. We incurred these charges related to actions taken in 2018 primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Measurement & Control Solutions and Water Infrastructure segments, as well as headcount reductions within our Applied Water segment. Included in the charges recorded during the three and nine months ended September 30, 2018 were $2 million and $5 million, respectively, related to actions commenced in prior years.
During the three and nine months ended September 30, 2017, we recognized restructuring charges of $4 million and $17 million. We incurred these charges related to actions taken in 2017 primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Applied Water and Water Infrastructure segments, as well as headcount reduction within our Measurement & Control Solutions segment. Included in the charges recorded during the three and nine months ended September 30, 2017 were $1 million and $8 million, respectively, related to actions commenced in prior years.

The following table presents expected restructuring spend:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2018:
Total expected costs	$7	$1	$8	$—	$16
Costs incurred during Q1 2018	2	1	5	—	8
Costs incurred during Q2 2018	2	—	2	—	4
Costs incurred during Q3 2018	2	—	—	—	2
Total expected costs remaining	$1	$—	$1	$—	$2

Actions Commenced in 2017:
Total expected costs	$18	$12	$3	$—	$33
Costs incurred during 2017	5	4	2	—	11
Costs incurred during Q1 2018	1	—	—	—	1
Costs incurred during Q2 2018	1	—	—	—	1
Costs incurred during Q3 2018	—	1	1	—	2
Total expected costs remaining	$11	$7	$—	$—	$18

Actions Commenced in 2016:
Total expected costs	$13	$14	$11	$2	$40
Costs incurred during 2016	11	10	6	2	29
Costs incurred during 2017	2	4	3	—	9
Costs incurred during Q1 2018	—	—	1	—	1
Costs incurred during Q2 2018	—	—	—	—	—
Costs incurred during Q3 2018	—	—	—	—	—
Total expected costs remaining	$—	$—	$1	$—	$1
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
We currently expect to incur approximately $22 million in restructuring costs for the full year. Included in these costs are initial costs to implement our Global Business Services platform, which will enable us to simplify, standardize and centralize many of our transactional processes. As a result of all of the actions taken and expected to be taken in 2018, we anticipate approximately $2 million of total net savings to be realized during 2018.
Asset Impairment
During the first quarter of 2017 we determined that certain assets within our Applied Water segment, including a trade name were impaired. Accordingly we recognized an impairment charge of $5 million. Refer to Note 10, "Goodwill and Other Intangible Assets," for additional information.
Operating Income
Operating income for the third quarter of 2018 was $176 million, reflecting an increase of 15.8% compared to $152 million in the third quarter of 2017. Operating margin was 13.7% for 2018 versus 12.7% for 2017, an increase of 100 basis points. The increase in operating margin was primarily due to cost reductions resulting from our global procurement and productivity initiatives, favorable volume impacts and price realization and a decrease in Sensus acquisition related costs. These favorable impacts on operating margin were partially offset by cost inflation increases, increased spending on strategic investments and unfavorable mix. Purchase accounting impacts also negatively affected operating margin.
Adjusted operating income was $188 million with an operating margin of 14.6% in 2018 as compared to adjusted operating income of $169 million with an adjusted operating margin of 14.1% in the third quarter of 2017. The increase in adjusted operating margin was primarily due to the same factors impacting operating income, except for the decrease in Sensus acquisition related costs as these costs were not included in adjusted operating income.
Operating income for the nine months ended September 30, 2018 was $460 million, reflecting an increase of 22.7% compared to $375 million in 2017. Operating margin was 12.0% for 2018 versus 10.9% for 2017, an increase of 110 basis points. The increase in operating margin was primarily due to cost reductions resulting from our global procurement and productivity initiatives, favorable volume impacts and price realization and a decrease in Sensus acquisition related costs. These favorable impacts on operating margin were partially offset by cost inflation increases, increased spending on strategic investments, unfavorable mix and an increase in restructuring and realignment costs. Purchase accounting impacts also negatively affected operating margin.
Adjusted operating income was $505 million with an operating margin of 13.2% for the nine months ended September 30, 2018 as compared to adjusted operating income of $434 million with an adjusted operating margin of 12.7% in 2017. The increase in adjusted operating margin was mostly due to the same factors impacting operating income, except for the decrease in Sensus acquisition related costs and the increase in restructuring and realignment costs as these costs were not included in adjusted operating income.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2018	2017	Change		2018	2017	Change
Water Infrastructure
Operating income	$99	$91	8.8%		$240	$206	16.5%
Operating margin	18.3%	17.5%	80	bp	15.3%	14.5%	80	bp
Restructuring and realignment costs	5	3	66.7%		15	12	25.0%
Adjusted operating income	$104	$94	10.6%		$255	$218	17.0%
Adjusted operating margin	19.2%	18.1%	110	bp	16.3%	15.3%	100	bp
Applied Water
Operating income	$59	$50	18.0%		$170	$134	26.9%
Operating margin	15.6%	14.1%	150	bp	15.0%	12.8%	220	bp
Restructuring and realignment costs	2	5	(60.0)%		7	14	(50.0)%
Special charges	—	—	—%		—	5	NM
Adjusted operating income	$61	$55	10.9%		$177	$153	15.7%
Adjusted operating margin	16.1%	15.5%	60	bp	15.6%	14.6%	100	bp
Measurement & Control Solutions
Operating income	$31	$27	14.8%		$95	$81	17.3%
Operating margin	8.4%	8.4%	—	bp	8.5%	8.4%	10	bp
Sensus acquisition related costs	—	4	NM		—	13	NM
Restructuring and realignment costs	4	1	300.0%		15	6	150.0%
Special charges	—	—	NM		3	—	NM
Adjusted operating income	$35	$32	9.4%		$113	$100	13.0%
Adjusted operating margin	9.5%	10.0%	(50)	bp	10.1%	10.4%	(30)	bp
Corporate and other
Operating loss	$(13)	$(16)	(18.8)%		$(45)	$(46)	(2.2)%
Sensus acquisition related costs	—	1	NM		—	6	NM
Special charges	1	3	(66.7)%		5	3	66.7%
Adjusted operating loss	$(12)	$(12)	—%		$(40)	$(37)	8.1%
Total Xylem
Operating income	$176	$152	15.8%		$460	$375	22.7%
Operating margin	13.7%	12.7%	100	bp	12.0%	10.9%	110	bp
Restructuring and realignment costs	11	9	22.2%		37	32	15.6%
Sensus acquisition related costs	—	5	NM		—	19	NM
Special charges	1	3	NM		8	8	—%
Adjusted operating income	$188	$169	11.2%		$505	$434	16.4%
Adjusted operating margin	14.6%	14.1%	50	bp	13.2%	12.7%	50	bp
NM - Not meaningful percentage change

Water Infrastructure
Operating income for our Water Infrastructure segment increased $8 million, or 8.8%, for the third quarter of 2018 compared to the prior year, with operating margin also increasing from 17.5% to 18.3%. Operating margin was negatively impacted by increased restructuring and realignment costs of $2 million. Excluding these restructuring and realignment costs, adjusted operating income increased $10 million, or 10.6%, with adjusted operating margin increasing from 18.1% to 19.2%. The increase in adjusted operating margin for the quarter was primarily due to cost reductions from our global procurement and productivity initiatives, favorable volume and price realization, which were partially offset by cost inflation, increased spending on strategic investments and unfavorable mix.
For the nine months ended September 30 2018, operating income increased $34 million, or 16.5%, as compared to the prior year, with operating margin also increasing from 14.5% to 15.3%. Operating margin was negatively impacted by increased restructuring and realignment costs of $3 million in 2018. Excluding these restructuring and realignment costs, adjusted operating income increased $37 million, or 17.0%, with adjusted operating margin increasing from 15.3% to 16.3%. The increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives, favorable volume and price realization, which were partially offset by cost inflation, net negative currency impacts, unfavorable mix and increased spending on strategic investments.
Applied Water
Operating income for our Applied Water segment increased $9 million, or 18.0%, for the third quarter of 2018 compared to the prior year, with operating margin also increasing from 14.1% to 15.6%. Operating margin was positively impacted by decreased restructuring and realignment costs of $3 million. Excluding these restructuring and realignment costs, adjusted operating income increased $6 million, or 10.9%, with adjusted operating margin increasing from 15.5% to 16.1%. The increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives, favorable volume and price realization, as well as restructuring savings, which were partially offset by cost inflation and negative currency impacts.
For the nine months ended September 30, 2018, operating income for increased $36 million, or 26.9%, as compared to the prior year, with operating margin also increasing from 12.8% to 15.0%. Operating margin was positively impacted by special charges of $5 million incurred in 2017 that did not recur and decreased restructuring and realignment costs of $7 million in 2018. Excluding special charges and restructuring and realignment costs, adjusted operating income increased $24 million, or 15.7%, with adjusted operating margin increasing from 14.6% to 15.6%. The increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives, favorable volume and price realization, which were partially offset by cost inflation, unfavorable mix, net negative currency impacts and increased spending on strategic investments.
Measurement & Control Solutions
Operating income for our Measurement & Control Solutions segment increased $4 million, or 14.8%, for the third quarter of 2018 compared to the prior year, with operating margin remaining constant at 8.4%. Operating margin was positively impacted by $4 million of Sensus acquisition related costs incurred during the quarter in 2017 that did not recur. This impact was partially offset by an increase in restructuring and realignment costs of $3 million. Excluding these items, adjusted operating income increased $3 million, or 9.4%, with adjusting operating margin decreasing from 10.0% to 9.5%. The decrease in adjusted operating margin was primarily due to increases in cost inflation, spending on strategic investments and unfavorable mix impacts due to large energy project deployments. Purchase accounting impacts from current acquisitions also negatively affected operating margin. These impacts were partially offset by favorable volume impacts, price realization and cost reductions from our global procurement and productivity initiatives.
For the nine months ended September 30, 2018, operating income increased $14 million, or 17.3%, as compared to the prior year, with operating margin also increasing from 8.4% to 8.5%. Operating margin was positively impacted by $13 million of Sensus acquisition related costs incurred during the year in 2017 that did not recur. This impact was partially offset by an increase in restructuring and realignment costs of $9 million and $3 million of special charges incurred in 2018. Excluding these items, adjusted operating income increased $13 million, or 13.0%, with adjusting operating margin decreasing from 10.4% to 10.1%. The decrease in adjusted operating margin was primarily due to increases in cost inflation, spending on strategic investments and unfavorable mix impacts due to large energy project deployments. Purchase accounting impacts also negatively affected operating margin. These impacts were partially offset by favorable volume and price realization and cost reductions from our global procurement and productivity initiatives.
Corporate and other
Operating expense for corporate and other decreased $3 million for the third quarter of 2018 as compared to the prior year, primarily due to a reduction in special charges and Sensus acquisition related costs. Excluding these costs, adjusted operating expense was flat for the quarter. For the nine months ended September 30, 2018 operating expense for corporate and other decreased $1 million as compared to the prior year, primarily due to a net reduction of Sensus acquisition related costs and special charges. Excluding these costs, adjusted operating expense increased $3 million for the nine month period, mostly driven by an increase in employee related, non-cash share-based compensation costs.
Interest Expense
Interest expense was $21 million and $63 million for the three and nine months ended September 30, 2018, and $21 million and $62 million for the three and nine months ended September 30, 2017. The modest increase in interest expense for the nine month period includes additional interest expense in 2018 related to debt entered into in the first quarter of 2018 to fund our acquisition of Pure Technologies. See Note 13, "Credit Facilities and Debt" of our consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for the three months ended September 30, 2018 was $31 million resulting in an effective tax rate of 19.0%, compared to $27 million resulting in an effective tax rate of 21.1% for the same period in 2017. The income tax provision for the nine months ended September 30, 2018 was $82 million resulting in an effective tax rate of 20.1%, compared to $62 million resulting in and effective tax rate of 19.4% for the same period in 2017. The effective tax rate was lower than the U.S. federal statutory rate primarily due to the mix of earnings in jurisdictions, partially offset by the Global Intangible Low-Taxed Income ("GILTI") inclusion. Additionally, the effective tax rate for the three month period ended September 30, 2018 is lower than the same period of 2017 primarily due to the establishment of an unrecognized tax benefit, partially offset by the release of a valuation allowance in 2017 and the reduction of the U.S. federal corporate tax rate in 2018. The effective tax rate for the nine month period ended September 30, 2018 is higher than the same period of 2017 primarily due to the settlement of tax examinations in the various jurisdictions, partially offset by the reduction of the U.S. federal corporate tax rate in 2018.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code. As noted at year end, we were able to reasonably estimate certain effects and, therefore, as permitted by SAB 118, recorded provisional estimates associated with the reduction of U.S. federal corporate tax rate and deemed repatriation transition tax. We have made additional measurement-period adjustments related to these items during the quarter. The net impact of these adjustments to income tax expense is not material. See Note 6 “Income Tax Expense” of our consolidated financial statements for further discussion of the Tax Act.

Other Comprehensive (Loss) Income
Other comprehensive loss was $1 million for the three months ended September 30, 2018 compared to income of $21 million for the same period in 2017. This decrease was primarily driven by a decrease in favorable foreign currency translation impacts due to less strengthening of the Euro and the Great British Pound as compared to the U.S. Dollar in the current quarter versus the a greater strengthening of these currencies in the same quarter of 2017. Also contributing to the decrease in the quarter was the weakening of the Chinese Yuan as compared to the U.S. Dollar versus strengthening of this currency in the third quarter of 2017. These decreases were partially offset by the favorable impact from movement in our Euro net investment hedges during the quarter. The tax impact on the movement in the net investment hedges also contributed to the year over year decrease.
For the nine months ended September 30, 2018 other comprehensive loss was $68 million as compared to income of $119 million for the same period in 2017, a decrease of $187 million. This decrease was primarily driven by unfavorable foreign currency translation impacts due to the weakening of the Euro, the Great British Pound, the Canadian Dollar, the Chinese Yuan, the Swedish Krona and the Polish Zloty as compared to the U.S. Dollar in the current year versus strengthening for the same period in the prior year. These decreases were partially offset by the favorable impact from movement in our Euro net investment hedges. The tax impact on the movement in the net investment hedges also contributed to the year over year decrease.
Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Nine Months Ended
	September 30,
(In millions)	2018	2017	Change
Operating activities	$388	$379	$9
Investing activities	(579)	(122)	(457)
Financing activities	195	(299)	494
Foreign exchange (a)	(14)	17	(31)
Total	$(10)	$(25)	$15

(a)
The impact is primarily due to the weakness of the Chinese Yuan, Argentine Peso and the Indian Rupee against the U.S. Dollar. These impacts were partially offset by the strengthening of the Euro against the U.S. Dollar.

Sources and Uses of Liquidity
Operating Activities
During the nine months ended September 30, 2018, net cash provided by operating activities was $388 million, an increase of $9 million as compared to the same prior year period. This increase was primarily driven by increased cash from earnings during the period as well as a decrease in cash paid for restructuring, which was partially offset by increased use of working capital during the period to support higher growth levels.
Investing Activities
Cash used in investing activities was $579 million for the nine months ended September 30, 2018 as compared to $122 million in the comparable prior year period. This increase was mainly driven by the $433 million spent on 2018 acquisitions, primarily the acquisition of Pure Technologies, versus the $16 million spent for various acquisition activities in the prior year. Spending on capital expenditures also increased by $52 million over the prior year, primarily due to increased spending on software development, as well as increased spending on other capital investments. These drivers are partially offset by $22 million of proceeds received for a divested business during the nine months ended September 30, 2018 as compared to only $11 million received in the prior year.

Financing Activities
Cash generated by financing activities was $195 million for the nine months ended September 30, 2018 as compared to cash used of $299 million in the comparable prior year period. The net increase in cash provided by financing activities during the period was primarily due to the issuance of $410 million in short term debt in the current year, which was largely used for acquisition financing. Additionally, short term debt repaid during the year was only $50 million versus $184 million of short term debt repaid during the prior year period. These drivers are partially offset by increases in share repurchase activity of $33 million and dividends paid of $17 million as compared to the prior year.
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
Non-U.S. Operations
We generated approximately 52% and 54% of our revenue from non-U.S. operations for the three and nine months ended September 30, 2018 and 53% and 54% for the three and nine months ended September 30, 2017. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. As of September 30, 2018, we have provided a deferred tax liability of $19 million for foreign withholding taxes and state income taxes on $769 million expected to be repatriated to the U.S. parent as deemed necessary. As of September 30, 2018, our foreign subsidiaries were holding $369 million in cash or marketable securities.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Effective July 1, 2018, Argentina was determined to be a highly inflationary economy, and as such we evaluated the impact of revaluing our monetary assets and liabilities under the applicable guidance and do not expect it to have a material impact.
There has been no other material change in the information concerning market risk as stated in our 2017 Annual Report.

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

PART II

ITEM 1.             LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings seek remedies relating to environmental matters, intellectual property matters, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. See Note 19 "Commitments and Contingencies" to the condensed consolidated financial statements for further information and any updates.

ITEM 1A.           RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2017 Annual Report on Form 10-K under Item 1A. Risk Factors.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended September 30, 2018:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
7/1/18 - 7/31/18	—	—	—	$363
8/1/18 - 8/31/18	—	—	—	$363
9/1/18 - 9/30/18	—	—	—	$363
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three months ended September 30, 2018. There are up to $363 million in shares that may still be purchased under this plan as of September 30, 2018.

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

101.0
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Paul Stellato
Paul A. Stellato
Vice President, Controller and Chief Accounting Officer

October 30, 2018