Form 10-Q
period 2019-03-31
Xylem Inc.
filed 2019-05-02
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange of which registered
Common Stock, par value $0.01 per share	XYL	New York Stock Exchange
2.250% Senior Notes due 2023	XYL23	New York Stock Exchange
As of April 26, 2019, there were 179,933,009 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

For the three months ended March 31,	2019	2018
Revenue	$1,237	$1,217
Cost of revenue	763	757
Gross profit	474	460
Selling, general and administrative expenses	303	296
Research and development expenses	51	41
Restructuring and asset impairment charges	11	10
Operating income	109	113
Interest expense	18	21
Other non-operating income, net	2	3
Gain from sale of business	1	—
Income before taxes	94	95
Income tax expense	15	16
Net income	$79	$79
Earnings per share:
Basic	$0.44	$0.44
Diluted	$0.43	$0.43
Weighted average number of shares:
Basic	179.7	179.9
Diluted	181.1	181.4
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

For the three months ended March 31,	2019	2018
Net income	$79	$79
Other comprehensive income, before tax:
Foreign currency translation adjustment	29	8
Net change in derivative hedge agreements:
Unrealized loss	(9)	—
Amount of loss (gain) reclassified into net income	2	(1)
Net change in postretirement benefit plans:
Amortization of prior service credit	(1)	(1)
Amortization of net actuarial loss into net income	3	3
Settlement/Curtailment	—	1
Other comprehensive income, before tax	24	10
Income tax expense (benefit) related to items of other comprehensive income	4	(10)
Other comprehensive income, net of tax	20	20
Comprehensive income	$99	$99
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	March 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$275	$296
Receivables, less allowances for discounts and doubtful accounts of $28 and $35 in 2019 and 2018, respectively	1,020	1,031
Inventories	617	595
Prepaid and other current assets	169	172
Total current assets	2,081	2,094
Property, plant and equipment, net	653	656
Goodwill	2,988	2,976
Other intangible assets, net	1,219	1,232
Other non-current assets	527	264
Total assets	$7,468	$7,222
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$548	$586
Accrued and other current liabilities	589	546
Short-term borrowings and current maturities of long-term debt	304	257
Total current liabilities	1,441	1,389
Long-term debt	2,044	2,051
Accrued postretirement benefits	394	400
Deferred income tax liabilities	312	303
Other non-current accrued liabilities	469	297
Total liabilities	4,660	4,440
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 193.6 shares and 192.9 shares in 2019 and 2018, respectively	2	2
Capital in excess of par value	1,962	1,950
Retained earnings	1,674	1,639
Treasury stock – at cost 13.7 shares and 13.2 shares in 2019 and 2018, respectively	(526)	(487)
Accumulated other comprehensive loss	(316)	(336)
Total stockholders’ equity	2,796	2,768
Non-controlling interests	12	14
Total equity	2,808	2,782
Total liabilities and stockholders’ equity	$7,468	$7,222

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the three months ended March 31,	2019	2018
Operating Activities
Net income	$79	$79
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29	29
Amortization	35	38
Share-based compensation	9	9
Restructuring and asset impairment charges	11	10
Gain from sale of business	(1)	—
Other, net	1	(4)
Payments for restructuring	(4)	(5)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	7	(9)
Changes in inventories	(25)	(40)
Changes in accounts payable	(17)	6
Other, net	(41)	(50)
Net Cash – Operating activities	83	63
Investing Activities
Capital expenditures	(69)	(61)
Acquisitions of businesses, net of cash acquired	(5)	(430)
Other, net	(3)	—
Net Cash – Investing activities	(77)	(491)
Financing Activities
Short-term debt issued, net	50	371
Repurchase of common stock	(39)	(33)
Proceeds from exercise of employee stock options	4	3
Dividends paid	(44)	(38)
Other, net	—	(1)
Net Cash – Financing activities	(29)	302
Effect of exchange rate changes on cash	2	9
Net change in cash and cash equivalents	(21)	(117)
Cash and cash equivalents at beginning of year	296	414
Cash and cash equivalents at end of period	$275	$297
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13	$14
Income taxes (net of refunds received)	$18	$17
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
Xylem operates in three segments, Water Infrastructure, Applied Water and Measurement & Control Solutions. See Note 20, "Segment Information" to the condensed consolidated financial statements for further segment background information.
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
The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Annual Report") in preparing these unaudited condensed consolidated financial statements, with the exception of accounting standard updates described in Note 2. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our 2018 Annual Report.
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
Recently Adopted Pronouncements
In February 2016, the FASB issued guidance amending the accounting for leases. Specifically, the amended guidance requires all lessees to record a lease liability at lease inception, with a corresponding right of use ("ROU") asset, except for short-term leases. Lessor accounting is not fundamentally changed. This amended guidance is effective for interim and annual periods beginning after December 15, 2018 using a modified retrospective approach. Early adoption was permitted. We adopted this guidance as of January 1, 2019 using the modified retrospective approach whereby prior comparative periods were not retrospectively restated in the condensed consolidated financial statements. The adoption of the standard resulted in the recognition of ROU assets and lease liabilities of $267 million and $265 million, respectively, as well as deferred tax assets and deferred tax liabilities of $68 million, as of January 1, 2019, the date of initial application. The guidance did not have a material impact on our Condensed Consolidated Income Statements and Statements of Cash Flow. See Note 9, "Leases" for further details.

Note 3. Acquisitions and Divestitures
2019 Acquisitions
During the three months ended March 31, 2019 we spent approximately $5 million net of cash received on acquisition activity.
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

The Pure purchase price allocation as of January 31, 2018 is shown in the following table:

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

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the three month period ended March 31, 2018 assuming the acquisition of Pure was made on January 1, 2017:

(in millions)	Three Months Ended March 31, 2018

Revenue	$1,222
Net income	$76

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

Other Acquisition Activity

During the three months ended March 31, 2018 we also spent approximately $10 million net of cash received on other acquisition activity.

Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Revenue from contracts with customers	$1,178	$1,162
Lease Revenue	59	55
Total	$1,237	$1,217

The following table reflects revenue from contracts with customers by application:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Water Infrastructure
Transport	$346	$347
Treatment	77	78

Applied Water
Commercial Building Services	154	137
Residential Building Services	59	57
Industrial Water	166	172

Measurement and Control Solutions
Water	199	172
Energy	73	80
Software as a Service/Other	24	34
Test	80	85

Total	$1,178	$1,162
The following table reflects revenue from contracts with customers by geographical region:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Water Infrastructure
United States	$133	$113
Europe	160	177
Emerging Markets & Other	130	135

Applied Water
United States	201	188
Europe	94	98
Emerging Markets & Other	84	80

Measurement and Control Solutions
United States	236	206
Europe	72	84
Emerging Markets & Other	68	81

Total	$1,178	$1,162

Contract Balances
We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to costs incurred to perform in advance of scheduled billings. Contract liabilities relate to payments received in advance of performance under the contracts. Change in contract assets and liabilities are due to our performance under the contract.
The table below provides contract assets, contract liabilities, and significant changes in contract assets and liabilities:

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2018	$89	$107
Additions, net	38	56
Revenue recognized from opening balance	—	(54)
Billings	(34)	—
Other	1	1
Balance at March 31, 2018	$94	$110

Balance at January 1, 2019	$96	$113
Additions, net	39	46
Revenue recognized from opening balance	—	(45)
Billings	(32)	—
Other	11	2
Balance at March 31, 2019	$114	$116

(a)	Excludes receivable balances which are disclosed on the balance sheet

Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of March 31, 2019, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $314 million. We expect to recognize revenue upon the completion of satisfying these performance obligations in the following 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.
Note 5. Restructuring Charges
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position ourselves based on the economic environment and customer demand. During the three months ended March 31, 2019, we recognized restructuring charges of $8 million. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Measurement & Control Solutions and Water Infrastructure segments.
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

The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended
	March 31,
(in millions)	2019	2018
By component:
Severance and other charges	$7	$9
Lease related charges	1	1
Total restructuring charges	$8	$10
Asset impairment	3	—
Total restructuring and asset impairment charges	$11	$10

By segment:
Water Infrastructure	$4	$3
Applied Water	—	1
Measurement & Control Solutions	7	6

The following table displays a rollforward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within accrued and other current liabilities, for the three months ended March 31, 2019 and 2018:

(in millions)	2019	2018
Restructuring accruals - January 1	$5	$7
Restructuring charges	8	10
Cash payments	(4)	(5)
Restructuring accruals - March 31	$9	$12

By segment:
Water Infrastructure	$2	$1
Applied Water	—	1
Measurement & Control Solutions	4	6
Regional selling locations (a)	3	3
Corporate and other	—	1

(a)
Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following is a rollforward for the three months ended March 31, 2019 and 2018 of employee position eliminations associated with restructuring activities:

	2019	2018
Planned reductions - January 1	69	47
Additional planned reductions	158	102
Actual reductions and reversals	(134)	(45)
Planned reductions - March 31	93	104

The following table presents expected restructuring spend for actions commenced as of March 31, 2019:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2019:
Total expected costs	$5	$—	$6	$—	$11
Costs incurred during Q1 2019	3	—	3	—	6
Total expected costs remaining	$2	$—	$3	$—	$5

Actions Commenced in 2018:
Total expected costs	$9	$1	$7	$—	$17
Costs incurred during 2018	7	1	7	—	15
Costs incurred during Q1 2019	1	—	—	—	1
Total expected costs remaining	$1	$—	$—	$—	$1

Actions Commenced in 2017:
Total expected costs	$16	$8	$4	$—	$28
Costs incurred during 2017	5	4	2	—	11
Costs incurred during 2018	2	1	1	—	4
Costs incurred during Q1 2019	—	—	1	—	1
Total expected costs remaining	$9	$3	$—	$—	$12

The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2019 consist primarily of severance charges and are expected to continue through the end of 2019. The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2018 consist primarily of severance charges and are expected to continue through the third quarter of 2019. The Water Infrastructure, Applied Water and Measurement & Control Solutions actions commenced in 2017 consist primarily of severance charges and are expected to continue through the fourth quarter of 2020.
Asset Impairment
During the first quarter of 2019 we determined that certain assets within our Measurement and Control Solutions segment, including a customer relationship, were impaired. Accordingly we recognized an impairment charge of $3 million. Refer to Note 10, "Goodwill and Other Intangible Assets," for additional information.
Note 6. Income Taxes
Our quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items within periods presented. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items.
The income tax provision for the three months ended March 31, 2019 was $15 million resulting in an effective tax rate of 16.6%, compared to $16 million resulting in an effective tax rate of 17.1% for the same period in 2018. The effective tax rate was lower than the U.S. federal statutory rate primarily due to the mix of earnings in jurisdictions, partially offset by the Global Intangible Low-Taxed Income ("GILTI") inclusion.
Unrecognized Tax Benefits
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities or litigation, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The amount of unrecognized tax benefits at March 31, 2019 was $132 million, as compared to $136 million at December 31, 2018, which if ultimately recognized will reduce our effective tax rate. We believe that it is reasonably possible that the unrecognized tax benefits will be reduced by approximately $8 million within the next 12 months as a result of the expiration of certain statutes of limitations. We classify interest expense relating to unrecognized tax benefits as a component of other non-operating expense, net, and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of March 31, 2019, we had $8 million of interest accrued for unrecognized tax benefits.

Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended
	March 31,
	2019	2018
Net income (in millions)	$79	$79
Shares (in thousands):
Weighted average common shares outstanding	179,720	179,858
Add: Participating securities (a)	26	23
Weighted average common shares outstanding — Basic	179,746	179,881
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	835	928
Dilutive effect of restricted stock units and performance share units	532	556
Weighted average common shares outstanding — Diluted	181,113	181,365
Basic earnings per share	$0.44	$0.44
Diluted earnings per share	$0.43	$0.43

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

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Stock options	1,394	1,218
Restricted stock units	348	294
Performance share units	472	538

Note 8. Inventories
The components of total inventories are summarized as follows:

(in millions)	March 31, 2019	December 31, 2018
Finished goods	$256	$248
Work in process	52	45
Raw materials	309	302
Total inventories	$617	$595

Note 9. Leases
As discussed in Note 2, “Recently Issued Accounting Pronouncements,” Xylem adopted the new guidance on accounting for leases.
Leasing Arrangements
We lease certain offices, manufacturing buildings, transportation equipment, machinery, computers and other equipment. Our most significant lease liabilities relate to real estate leases. These leases include renewal, termination or purchase options, and we have assessed these to determine whether it is reasonably certain for us to exercise any of the previously mentioned options. All periods relating to options that are reasonably certain to be exercised have been included in the lease term of the respective leases.
We have recorded ROU assets for lease arrangements that are reasonably certain to extend beyond 12 months. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. The implicit rate within our leases is generally not determinable, and we use our incremental borrowing rate at the lease commencement date to determine the net present value of lease payments. The determination of the appropriate incremental borrowing rate requires judgment. We determine the appropriate incremental borrowing rate for each lease using our current borrowing rate, adjusted for various factors including geographic region, level of collateralization and term, to align with the term of the underlying lease.
Many of our leases are subject to payment adjustments to reflect annual changes in price indexes, such as the Consumer Price Index. While associated lease liabilities are not re-measured as a result of changes in the applicable price indexes, changes to required lease payments are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.
Leases with a lease term of 12 months or less, including renewal options that are reasonably certain to be exercised, that also do not include an option to purchase the underlying asset that is reasonably certain of exercise, are not recorded on the balance sheet. Instead, lease payments for these leases are recognized as a lease cost on a straight-line basis over the lease term.
We elected the package of practical expedients, which among other things, does not require reassessment of lease classification. Additionally, we have made an accounting policy election whereby we chose not to separate non-lease components from lease components in agreements in all leases which we are the lessee.
We did not identify any events or conditions during the quarter ended March 31, 2019 to indicate that a reassessment or re-measurement of our existing leases was required. There were also no impairment indicators identified during the quarter ended March 31, 2019 that required an impairment test for the Company’s ROU assets or other long-lived assets in accordance with ASC 360-10.
Our current lease liabilities of $62 million are included in Accrued and other current liabilities and our non-current lease liabilities of $193 million are included in Other non-current accrued liabilities as of March 31, 2019. Our ROU asset balances are included in Other non-current assets. The net balance of our ROU assets as of March 31, 2019 was $256 million. These balances include an immaterial amount related to finance leases.
The components of our lease cost were as follows:

(in millions)	Three Months Ended March 31, 2019
Lease cost
Operating lease cost	$18
Short-term lease cost	1
Variable lease cost	8
Total lease cost	$27

The supplemental cash flow information related to leases are as follows:

(in millions)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7

Information relating to the lease term and discount rate are as follows:

Three Months Ended March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	6 Years

Weighted-average discount rate
Operating leases	2.79%

As of March 31, 2019, the maturities of operating lease liabilities were as follows:

(in millions)
2019	$52
2020	57
2021	41
2022	30
2023	23
2024	18
Thereafter	56
Total lease payments	277
Less: Imputed interest	(23)
Total	$254
Disclosures related to periods prior to adoption of the New Lease Standard as reported in our December 31, 2018 Form 10-K.
As of December 31, 2018, we were obligated to make minimum future rental payments under operating leases which are as follows:

(in millions)
2019	$76
2020	61
2021	43
2022	33
2023	22
Thereafter	64
Total lease payments	299

Lessor arrangements
In addition to manufacturing and selling equipment, we also lease out equipment to customers in exchange for consideration. These arrangements are generally short term in nature and predominantly involve the rental of pumps and accessories within the Water Infrastructure segment. Rental arrangements generally do not provide the customer the right to purchase the equipment as Xylem’s strategy is to rent these items over their useful lives. Customers may be billed based on daily, weekly or monthly rates depending on the expected rental period. We assessed that these arrangements constitute a lease under ASC 842, and have recognized them as operating leases. In situations where arrangements contain both the sale of products and a leasing component, contract consideration is allocated based on relative standalone selling price.
Total revenue from lease arrangements was $59 million for the three months ended March 31, 2019. Our gross assets available for rent and related accumulated amortization were $255 million and $163 million, respectively, as of March 31, 2019. Depreciation expense for these assets was $7 million for the three months ended March 31, 2019.

Note 10. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2019 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Balance as of January 1, 2019	$653	$516	$1,807	$2,976
Activity in 2019
Divested/Acquired	—	—	8	8
Foreign currency and other	1	(1)	4	4
Balance as of March 31, 2019	$654	$515	$1,819	$2,988

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	March 31, 2019			December 31, 2018
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$947	$(301)	$646	$951	$(286)	$665
Proprietary technology and patents	200	(97)	103	198	(93)	105
Trademarks	148	(43)	105	148	(41)	107
Software	371	(173)	198	355	(164)	191
Other	20	(19)	1	24	(19)	5
Indefinite-lived intangibles	166	—	166	159	—	159
Other Intangibles	$1,852	$(633)	$1,219	$1,835	$(603)	$1,232

Amortization expense related to finite-lived intangible assets was $35 million and $38 million for the three months ended March 31, 2019 and 2018, respectively.
During the first quarter of 2019 we determined that the intended use of a finite lived customer relationship within our Measurement and Control Solutions segment had changed. Accordingly we recorded a $3 million impairment charge. The charge was calculated using income approach, which is considered a Level 3 input for fair value measurement, and is reflected in “Restructuring and asset impairment charges” in our Condensed Consolidated Income Statements.
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

Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $370 million and $506 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, purchase Polish Zloty and sell Euro, purchase US Dollar and sell Canadian Dollar, and to sell Canadian Dollar and Purchase Euro. The purchased notional amounts associated with these currency derivatives are $142 million, $120 million, $38 million, $27 million, $22 million and $16 million, respectively. As of December 31, 2018, the purchased notional amounts associated with these currency derivatives were $191 million, $168 million, $52 million, $37 million, $29 million and $22 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross Currency Swaps
Beginning in 2015, we entered into cross currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. The total notional amount of derivative instruments designated as net investment hedges was $421 million and $426 million as of March 31, 2019 and December 31, 2018, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $559 million and $566 million as of March 31, 2019 and December 31, 2018, respectively, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) recognized in OCI (a)	$(9)	$—
Amount of (gain) loss reclassified from OCI into revenue (a)	1	(1)
Amount of loss reclassified from OCI into cost of revenue (a)	1	—

Net Investment Hedges
Cross Currency Swaps
Amount of gain (loss) recognized in OCI (a)	$7	$(23)
Amount of income recognized in Interest Expense	3	—
Foreign Currency Denominated Debt
Amount of gain (loss) recognized in OCI (a)	$7	$(23)

(a)	Effective portion
As of March 31, 2019, $8 million of net losses on cash flow hedges are expected to be reclassified into earnings in the next 12 months. The ineffective portion of a cash flow hedge is recognized immediately in selling, general and administrative expenses in the Condensed Consolidated Income Statements and was not material for the three months ended March 31, 2019 and 2018.

As of March 31, 2019, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration. The net investment hedges did not experience any ineffectiveness for the three months ended March 31, 2019.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our foreign exchange contracts currently included in our hedging program designated as hedging instruments were as follows:

(in millions)	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Other current assets	$1	$3
Liabilities
Cash Flow Hedges
Other current liabilities	$(8)	$(1)
Net Investment Hedges
Other non-current accrued liabilities	$(38)	$(46)

The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $602 million and $599 million as of March 31, 2019 and December 31, 2018, respectively.
Note 12. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

(in millions)	March 31, 2019	December 31, 2018
Compensation and other employee benefits	$170	$194
Customer-related liabilities	130	129
Accrued taxes	79	85
Lease liabilities	62	—
Accrued warranty costs	40	44
Other accrued liabilities	108	94
Total accrued and other current liabilities	$589	$546

Note 13. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	March 31, 2019	December 31, 2018
4.875% Senior Notes due 2021 (a)	$600	$600
2.250% Senior Notes due 2023 (a)	563	570
3.250% Senior Notes due 2026 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Commercial paper	85	—
Term loan	141	257
Other	78	—
Debt issuance costs and unamortized discount (b)	(19)	(19)
Total debt	2,348	2,308
Less: short-term borrowings and current maturities of long-term debt	304	257
Total long-term debt	$2,044	$2,051

(a)
The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2021 was $628 million and $620 million as of March 31, 2019 and December 31, 2018, respectively. The fair value of our Senior Notes due 2023 was $602 million and $599 million as of March 31, 2019 and December 31, 2018, respectively. The fair value of our Senior Notes due 2026 was $491 million and $476 million as of March 31, 2019 and December 31, 2018, respectively. The fair value of our Senior Notes due 2046 was $411 million and $397 million as of March 31, 2019 and December 31, 2018, respectively.

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
Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year beginning on May 1, 2017. As of March 31, 2019, we are in compliance with all covenants for the Senior Notes.
Credit Facilities
2015 Five-Year Revolving Credit Facility
Effective March 27, 2015, Xylem entered into a Five-Year Revolving Credit Facility (the "2015 Credit Facility") with Citibank, N.A., as Administrative Agent, and a syndicate of lenders. The 2015 Credit Facility provides for an aggregate principal amount of up to $600 million of: (i) revolving extensions of credit (the "revolving loans") outstanding at any time and (ii) the issuance of letters of credit in a face amount not in excess of $100 million outstanding at any time. The 2015 Credit Facility provides for increases of up to $200 million for a maximum aggregate principle amount of $800 million in aggregate principal amount at our request and with the consent of the institutions providing such increased commitments. On March 5, 2019 Xylem terminated the 2015 Credit Facility among the Company, certain lenders and Citibank, N.A. as Administrative Agent.
2019 Five-Year Revolving Credit Facility
On March 5, 2019, Xylem entered into a Five-Year Revolving Credit Facility (the “2019 Credit Facility”) with Citibank, N.A., as administrative agent, and a syndicate of lenders. The 2019 Credit Facility provides for an aggregate principal amount of up to $800 million (available in U.S. dollars and in Euros), with an accordion option for increases of up to $200 million for a maximum aggregate principal amount of $1 billion at the request of Xylem and with the consent of the institutions providing such increased commitments.

Interest on all loans under the 2019 Credit Facility is payable either quarterly or at the expiration of any LIBOR or EURIBOR interest period applicable thereto. Borrowings accrue interest at a rate equal to, at Xylem's election, a base rate or an adjusted LIBOR or EURIBOR rate plus an applicable margin. The 2019 Credit Facility includes a pricing grid that determines the applicable margin based on Xylem's credit rating, with a further adjustment depending on Xylem's annual Sustainalytics, Environmental, Social and Governance score. Xylem will also pay quarterly fees to each lender for such lender’s commitment to lend accruing on such commitment at a rate based on our credit rating, whether such commitment is used or unused, as well as a quarterly letter of credit fee accruing on the letter of credit exposure of such lender during the preceding quarter at a rate based on the credit rating of Xylem as adjusted in the Environmental, Social and Governance score.

The 2019 Credit facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio, which will be based on the last four fiscal quarters, and in addition a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2019 Credit Agreement also contains customary events of default.  Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2019 Credit Facility, subject to certain requirements and conditions set forth in the 2019 Credit Agreement.  As of March 31, 2019, the 2019 Credit Facility was undrawn and we are in compliance with all covenants.
Term Loan Facility
On January 26, 2018, the Company’s subsidiary, Xylem Europe GmbH (the “borrower”) entered into a 12-month €225 million (approximately $253 million) term loan facility (the “Term Facility”) at an interest rate of 0.45% in which the terms are set forth in a Term Loan Agreement, among the borrower, the Company, as parent guarantor and ING Bank. The Company has entered into a parental guarantee in favor of ING Bank also dated January 26, 2018 to secure all present and future obligations of the borrower under the Term Loan Agreement. The Term Facility was used to partially fund  the acquisition of Pure Technologies Ltd. On January 25, 2019, the Company extended the Term Facility for another month and then on February 25, 2019 extended the Term Facility through February 2020. During the first quarter of 2019, the Company partially paid down the Term facility.
Commercial Paper
Our commercial paper program generally serves as a means of short-term funding with $600 million maximum issuing balance and a combined limit of $800 million inclusive of the 2019 Five-Year Revolving Credit Facility. As of March 31, 2019 and December 31, 2018, $85 million and $0 million of the Company’s $600 million commercial paper program was outstanding at a weighted average interest rate of 2.75% and 0%, respectively. We have the ability to continue borrowing under this program going forward in in future periods.
Other Borrowings
Effective October 20, 2016, Xylem entered into a revolving line of credit with SEB Bank. The line of credit provides for an aggregate principal amount of up €120 million (approximately $135 million) at an interest rate of 0.50% and a maturity date that has been extended to March 31, 2020. During the first quarter of 2019, this line of credit was used to partially pay down the Term Facility. As of March 31, 2019 and December 31, 2018, $78 million and $0 million were outstanding under the revolving line of credit, respectively.

Note 14. Postretirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Domestic defined benefit pension plans:
Service cost	$1	$1
Interest cost	1	1
Expected return on plan assets	(2)	(2)
Amortization of net actuarial loss	—	1
Net periodic benefit cost	$—	$1
International defined benefit pension plans:
Service cost	$3	$2
Interest cost	5	5
Expected return on plan assets	(9)	(9)
Amortization of net actuarial loss	2	2
Settlement/Curtailment	—	1
Net periodic benefit cost	$1	$1
Total net periodic benefit cost	$1	$2

The components of net periodic benefit cost other than the service cost component are included in the line item "other non-operating income (expense), net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other postretirement employee benefit plans was less than $1 million including amounts recognized in other comprehensive income ("OCI") of less than $1 million for the three months ended March 31, 2019. The total net periodic benefit cost for other postretirement employee benefit plans was less than $1 million including amounts recognized in OCI of $1 million, for the three months ended March 31, 2018.
We contributed $5 million and $6 million to our defined benefit plans during the three months ended March 31, 2019 and 2018, respectively. Additional contributions ranging between approximately $10 million and $20 million are expected during the remainder of 2019.

Note 15. Equity
The following table shows the changes in stockholders' equity for the three months ended March 31, 2019:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2019	$2	$1,950	$1,639	$(336)	$(487)	$14	$2,782
Sale of business						(2)	(2)
Net income			79				79
Other comprehensive income, net				20			20
Dividends declared ($0.24 per share)			(44)				(44)
Stock incentive plan activity		12			(14)		(2)
Repurchase of common stock					(25)		(25)
Balance at March 31, 2019	$2	$1,962	$1,674	$(316)	$(526)	$12	$2,808
The following table shows the changes in stockholders' equity for the three months ended March 31, 2018:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2018	$2	$1,912	$1,227	$(210)	$(428)	$16	$2,519
Cumulative effect of change in accounting principle			14	(17)			(3)
Net income			79				79
Other comprehensive income, net				20			20
Dividends declared ($0.21 per share)			(38)				(38)
Stock incentive plan activity		13			(8)		5
Repurchase of common stock					(25)		(25)
Balance at March 31, 2018	$2	$1,925	$1,282	$(207)	$(461)	$16	$2,557

Note 16. Share-Based Compensation Plans
Share-based compensation expense was $9 million and $9 million during the three months ended March 31, 2019 and 2018, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $10 million, $32 million and $25 million, respectively, at March 31, 2019 and is expected to be recognized over a weighted average period of 2.3, 2.3 and 2.2 years, respectively. The amount of cash received from the exercise of stock options was $4 million and $3 million for the three months ended March 31, 2019 and 2018, respectively.

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2019:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2019	2,125	$43.08	6.5
Granted	330	74.07
Exercised	(106)	35.37
Forfeited and expired	(3)	65.72
Outstanding at March 31, 2019	2,346	$47.76	6.9	$74
Options exercisable at March 31, 2019	1,673	$39.19	5.9	$67
Vested and expected to vest as of March 31, 2019	2,258	$46.79	6.8	$73

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the three months ended March 31, 2019 was $4.1 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2019 grants:

Volatility	24.10%
Risk-free interest rate	2.56%
Dividend yield	1.30%
Expected term (in years)	5.4
Weighted-average fair value / share	$17.06

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
Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the three months ended March 31, 2019. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2019	537	$59.41
Granted	230	74.07
Vested	(207)	54.02
Forfeited	(8)	65.83
Outstanding at March 31, 2019	552	$67.38

ROIC Performance Share Unit Grants
The following is a summary of Return on Invested Capital ("ROIC") performance share unit grants for the three months ended March 31, 2019. The fair value of the ROIC performance share units is equal to the closing share price on the date of the grant.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2019	274	$52.11
Granted	76	74.07
Adjustment for Performance Condition Achieved (a)	74	37.86
Vested	(173)	37.86
Forfeited	(1)	61.43
Outstanding at March 31, 2019	250	$64.44

(a) Represents an increase in the number of original ROIC performance share units awarded based on the final performance criteria achievement at the end of the performance period of such awards.
TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the three months ended March 31, 2019:

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2019	274	$61.04
Granted	76	89.62
Adjustment for Market Condition Achieved (a)	74	37.86
Vested	(173)	37.86
Forfeited	(1)	61.43
Outstanding at March 31, 2019	250	$75.65

(a) Represents an increase in the number of original TSR performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.
The fair value of TSR performance share units was calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The following are weighted-average assumptions for 2019 grants:

Volatility	20.9%
Risk-free interest rate	2.52%

Note 17. Capital Stock
For the three months ended March 31, 2019 the Company repurchased approximately 0.5 million shares for $39 million of common stock. Repurchases include both share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:

On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. For the three months ended March 31, 2019, we repurchased approximately 0.3 million shares for $25 million. For the three months ended March 31, 2018 we repurchased approximately 0.3 million shares for $25 million. There are up to $338 million in shares that may still be purchased under this plan as of March 31, 2019.
Aside from the aforementioned repurchase program, we repurchased approximately 0.2 million shares for $14 million for the three months ended March 31, 2019 in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. We repurchased approximately 0.1 million shares for $8 million for the three months ended March 31, 2018.
Note 18. Accumulated Other Comprehensive Loss
The following table provides the components of accumulated other comprehensive loss for the three months ended March 31, 2019:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2019	$(121)	$(214)	$(1)	$(336)
Foreign currency translation adjustment	29	—	—	29
Tax on foreign currency translation adjustment	(4)	—	—	(4)
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	2	—	2
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(9)	(9)
Income tax benefit on unrealized loss on derivative hedge agreements	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at March 31, 2019	$(96)	$(213)	$(7)	$(316)
The following table provides the components of accumulated other comprehensive loss for the three months ended March 31, 2018:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2018	$(15)	$(198)	$3	$(210)
Cumulative effect of change in accounting principle	(11)	(6)	—	(17)
Foreign currency translation adjustment	8	—	—	8
Tax on foreign currency translation adjustment	11	—	—	11
Changes in postretirement benefit plans	—	1	—	1
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	2	—	2
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Reclassification of unrealized gain on derivative hedge agreements into revenue	—	—	(1)	(1)
Balance at March 31, 2018	$(7)	$(202)	$2	$(207)

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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $6 million and $7 million as of March 31, 2019 and December 31, 2018, respectively, for these general litigation matters.
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
Guarantees
We obtain certain stand-by letters of credit, bank guarantees and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of March 31, 2019 and December 31, 2018, the amount of stand-by letters of credit, bank guarantees and surety bonds was $258 million and $275 million, respectively.
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

Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $3 million and $4 million as of March 31, 2019 and December 31, 2018, respectively, for environmental matters.
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
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. The table below provides the changes in our product warranty accrual:

(in millions)	2019	2018
Warranty accrual – January 1	$60	$82
Net charges for product warranties in the period	5	7
Settlement of warranty claims	(13)	(9)
Foreign currency and other	—	1
Warranty accrual - March 31	$52	$81

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
Additionally, we have Regional selling locations, which consist primarily of selling and marketing organizations and related support services, that offer products and services across our reportable segments. Corporate and other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as environmental matters, that are managed at a corporate level and are not included in the business segments in evaluating performance or allocating resources.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2018 Annual Report). The following tables contain financial information for each reportable segment:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Revenue:
Water Infrastructure	$482	$480
Applied Water	379	366
Measurement & Control Solutions	376	371
Total	$1,237	$1,217
Operating Income:
Water Infrastructure	$51	$49
Applied Water	56	50
Measurement & Control Solutions	16	33
Corporate and other	(14)	(19)
Total operating income	$109	$113
Interest expense	$18	21
Other non-operating income, net	2	3
Gain from sale of business	1	—
Income before taxes	$94	$95
Depreciation and Amortization:
Water Infrastructure	$15	$17
Applied Water	6	5
Measurement & Control Solutions	36	37
Regional selling locations (a)	4	5
Corporate and other	3	3
Total	$64	$67
Capital Expenditures:
Water Infrastructure	$30	$23
Applied Water	6	9
Measurement & Control Solutions	24	24
Regional selling locations (b)	4	5
Corporate and other	5	—
Total	$69	$61

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
Factors that could cause results to differ materially from those anticipated include: overall economic and business conditions, political and other risks associated with our international operations, including military actions, economic sanctions or trade barriers including tariffs and embargoes that could affect customer markets and our business, and non-compliance with laws, including foreign corrupt practice laws, export and import laws and competition laws; potential for unexpected cancellations or delays of customer orders in our reported backlog; our exposure to fluctuations in foreign currency exchange rates; competition and pricing pressures in the markets we serve; the strength of housing and related markets; weather conditions; ability to retain and attract talent and key members of management; our relationship with and the performance of our channel partners; our ability to successfully identify, complete and integrate acquisitions; our ability to borrow or to refinance our existing indebtedness and availability of liquidity sufficient to meet our needs; changes in the value of goodwill or intangible assets; risks relating to product defects, product liability and recalls; claims or investigations by governmental or regulatory bodies; security breaches or other disruptions of our information technology systems; litigation and contingent liabilities; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Annual Report") and with subsequent filings we make with the Securities and Exchange Commission ("SEC").
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

Executive Summary
Xylem reported revenue for the first quarter of 2019 of $1,237 million, an increase of 1.6% compared to $1,217 million reported in the first quarter of 2018. On a constant currency basis, revenue increased by $71 million, or 5.8%, consisting of organic revenue growth of $76 million, or 6.2%, driven by growth across all segments and all end markets. Acquisition revenue of $5 million also contributed to the increase in revenue during the period, which was offset by a reduction in revenue related to divestitures of $10 million.
We generated operating income of $109 million (margin of 8.8%) during the first quarter of 2019, a $4 million decrease compared to $113 million (margin of 9.3%) in 2018. The decrease in operating income and margin included an unfavorable impact from increased restructuring and realignment costs of $4 million, partially offset by a decrease in special charges of $2 million during the period. Excluding the impact of these items, adjusted operating income was $133 million (adjusted margin of 10.8%) during the first quarter of 2019 as compared to $135 million (adjusted margin of 11.1%) in 2018. The decrease in adjusted operating margin was primarily due to cost inflation, increased spending on strategic investments, lower overhead cost absorption and unfavorable mix. These negative impacts were substantially offset by cost reductions from our global procurement and productivity initiatives, favorable volume impacts and price realization.

Additional financial highlights for the quarter ended March 31, 2019 include the following:

•	Orders of $1,315 million, down 0.4% from $1,320 million in the prior year, up 4.0% on an organic basis

•	Earnings per share of $0.43, remained flat compared to the prior year ($0.52, up 2.0% on an adjusted basis)

•
Cash flow from operating activities of $83 million for the three months ended March 31, 2019, up 31.7% from the prior year. Free cash flow, excluding Sensus acquisition related costs, of $14 million increased $11 million over the prior year, as higher operating cash flows were partially offset by increased spending on capital investments.

Key Performance Indicators and Non-GAAP Measures
Management reviews key performance indicators including revenue, gross margins, segment operating income and margins, orders growth, working capital and backlog, among others. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions, share repurchases and debt repayment. Excluding revenue, Xylem provides guidance only on a non-GAAP basis due to the inherent difficulty in forecasting certain amounts that would be included in GAAP earnings, such as discrete tax items, without unreasonable effort. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following items to represent non-GAAP measures as well as the related reconciling items to the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP measures may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

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

•
"adjusted net income" and "adjusted earnings per share" defined as net income and earnings per share, respectively, adjusted to exclude, as applicable, restructuring and realignment costs, special charges, gains and losses from the sale of a business and tax-related special items. A reconciliation of adjusted net income is provided below.

	Three Months Ended
	March 31,
(In millions, except for per share data)	2019	2018
Net income attributable to Xylem	$79	$79
Earnings per share - diluted	$0.43	$0.43
Restructuring and realignment, net of tax of $4 and $4	16	12
Special charges, net of tax of $0 and $1	4	5
Tax-related special items	(4)	(3)
Gain from sale of business, net of tax of $0	(1)	—
Adjusted net income	$94	$93
Adjusted earnings per share	$0.52	$0.51

•	"adjusted operating expenses" defined as operating expenses adjusted to exclude restructuring and realignment costs and special charges.

•
"adjusted operating income" defined as operating income, adjusted to exclude restructuring and realignment costs and special charges, and "adjusted operating margin" defined as adjusted operating income divided by total revenue.

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

•
“special charges" defined as costs incurred by the Company, such as acquisition and integration related costs not included in "Sensus Acquisition Related Costs", non-cash impairment charges and other special non-operating items.

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

	Three Months Ended
	March 31,
(In millions)	2019	2018
Net cash provided by operating activities	$83	$63
Capital expenditures	(69)	(61)
Free cash flow	$14	$2
Cash paid for Sensus acquisition related costs	$—	$(1)
Free cash flow, excluding Sensus acquisition related costs	$14	$3

•
“EBITDA” defined as earnings before interest, taxes, depreciation and amortization expense and "Adjusted EBITDA" reflects the adjustment to EBITDA to exclude share-based compensation, restructuring and realignment costs, special charges and gain or loss from sale of businesses.

	Three Months Ended
	March 31,
(in millions)	2019	2018
Net Income	$79	$79
Income tax expense	15	16
Interest expense (income), net	17	20
Depreciation	29	29
Amortization	35	38
EBITDA	$175	$182
Share-based compensation	$9	$9
Restructuring and realignment	20	16
Special charges	4	6
Gain from sale of business	(1)	—
Adjusted EBITDA	$207	$213

2019 Outlook
We anticipate total revenue growth in the range of 2% to 4% in 2019, with organic revenue growth anticipated to be in the range of 4% to 6%. The following is a summary of our organic revenue outlook by end market.

•
Utilities increased approximately 6% organically in the first quarter driven by strength in the United States and Asia Pacific, partially offset by weakness in western Europe and Canada. For 2019, we expect organic growth in the mid-single-digit range driven by healthy water and wastewater spending in the U.S. and smart meter and infrastructure analytics growth opportunities. We also anticipate stability in Europe and that a healthy infrastructure investment focus in the emerging markets will continue in China and India.

•
Industrial increased by roughly 4% organically in the first quarter driven by strength in the United States Latin America, and western Europe. For 2019, we expect organic growth in the low to mid-single-digits driven by continued solid industrial conditions in the U.S. as the oil and gas markets begin to stabilize after a strong 2018. We also anticipate mixed emerging market conditions with strength in India and Latin America, offset by softness in the Middle East and slowing growth in China.

•
In the commercial markets, organic growth was approximately 12% in the first quarter driven by strength in the emerging markets and the United States. For 2019, we expect organic growth in the mid-single-digit range as the overall market will begin to moderate after two years of strong performance. Organic growth will be driven by continued strength in the U.S., especially during the first half of the year, and the emerging markets led by initiatives in the China and India building markets.

•
In residential markets, organic growth was approximately 4% in the first quarter driven by strength in the United States and Asia Pacific, partially offset by weakness in the Middle East and Africa. For 2019, we expect low-single-digit growth primarily driven by continued competition in the U.S. replacement market as the housing market begins to stabilize. We also anticipate stability in Europe and modest growth opportunities in China and other Asia Pacific countries for secondary clean water sources.

We will continue to strategically execute restructuring and realignment actions primarily to reposition our European and North American businesses in an effort to optimize our cost structure and improve our operational efficiency and effectiveness. During 2019, we expect to incur between $60 million and $70 million in restructuring and realignment costs. We expect to realize approximately $7 million of incremental net savings in 2019 from actions initiated in 2018, and an additional $16 million of net savings from our 2019 actions.
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

Results of Operations

	Three Months Ended
	March 31,
(In millions)	2019	2018	Change
Revenue	$1,237	$1,217	1.6%
Gross profit	474	460	3.0%
Gross margin	38.3%	37.8%	50	bp
Total operating expenses	365	347	5.2%
Expense to revenue ratio	29.5%	28.5%	100	bp
Restructuring and realignment costs	20	16	25.0%
Special charges	4	6	(33.3)%
Adjusted operating expenses	341	325	4.9%
Adjusted operating expenses to revenue ratio	27.6%	26.7%	90	bp
Operating income	109	113	(3.5)%
Operating margin	8.8%	9.3%	(50)	bp
Interest and other non-operating expense, net	16	18	(11.1)%
Gain from sale of business	1	—	NM	%
Income tax expense	15	16	(6.3)%
Tax rate	16.6%	17.1%	(50)	bp
Net income	$79	$79	—%
NM - Not meaningful percentage change
Revenue
Revenue generated during the three months ended March 31, 2019 was $1,237 million, reflecting an increase of $20 million or 1.6%, compared to the same prior year period. On a constant currency basis, revenue grew 5.8% for the three months ended March 31, 2019. The increase at constant currency consisted primarily of an increase in organic revenue of $76 million reflecting strong organic growth in the United States and the emerging markets, particularly in China, India and Latin America. This growth was partially offset by declines in Canada and western Europe. Acquisition revenue of $5 million also contributed to the increase in revenue, offset by revenue related to divestitures of $10 million in the period.

The following tables illustrate the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three months ended March 31, 2019:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2018 Revenue	$480		$366		$371		$1,217
Organic growth	32	6.7%	25	6.8%	19	5.1%	76	6.2%
Acquisitions/Divestitures	—	—%	—	—%	(5)	(1.3)%	(5)	(0.4)%
Constant currency	32	6.7%	25	6.8%	14	3.8%	71	5.8%
Foreign currency translation (a)	(30)	(6.3)%	(12)	(3.3)%	(9)	(2.4)%	(51)	(4.2)%
Total change in revenue	2	0.4%	13	3.6%	5	1.3%	20	1.6%
2019 Revenue	$482		$379		$376		$1,237
(a)Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Argentine Peso, the British Pound, the Swedish Krona, the Chinese Yuan and the Australian Dollar.

Water Infrastructure
Water Infrastructure revenue increased $2 million, or 0.4%, for the first quarter of 2019 (6.7% increase at constant currency) compared to 2018. Revenue was negatively impacted by $30 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $32 million. Organic growth for the quarter was driven by strength in the utility end market, particularly in the United States where we benefited from healthy order intake and strong market conditions across all applications. Organic growth for the quarter was also driven by strength in the industrial end market, particularly in the emerging markets, where rental business grew in Latin America and Asia Pacific during the year. Price realization also contributed to the organic growth during the quarter.
From an application perspective, organic revenue growth for the first quarter was driven primarily by our transport application. The transport application had strong revenue growth in North America, Latin America and Asia Pacific driven by strong project deliveries and price realization during the quarter as well as continued growth in the global dewatering rental business, coming from strength in mining and construction. Organic revenue from our treatment application also contributed to the segment's growth with filtration project deliveries in the United States where we benefited from healthy order intake coming into the year. This organic growth was partially offset by declines in western Europe and Canada, primarily due to large utility treatment project deliveries in the prior year.
Applied Water
Applied Water revenue increased $13 million, or 3.6%, for the first quarter of 2019 (6.8% increase at constant currency) as compared to the prior year. Revenue was negatively impacted by $12 million of foreign currency translation for the quarter. Revenue growth at constant currency consisted of organic growth of $25 million, or 6.8%, which was driven by strength in the commercial end market, as well as modest growth in the industrial and residential end markets. From an application perspective, organic revenue growth in the first quarter of 2019 was led by growth in the commercial building services application, primarily driven by strong price realization during the quarter and healthy industry demand leading to project deliveries in the United States and continued benefits of product localization in China. The industrial water application revenue also grew organically, primarily driven by market growth in western Europe coupled with customers stocking orders due to political concerns and strength in the United States. Organic growth in residential building services came primarily from strong wastewater business and price realization in the United States.
Measurement & Control Solutions
Measurement & Control Solutions revenue increased $5 million, or 1.3%, for the first quarter of 2019 (3.8% at constant currency) as compared to the prior year. Revenue was negatively impacted by $9 million of foreign currency translation for quarter. Revenue growth at constant currency was made up of organic revenue growth of $19 million, or 5.1%, and reduced by $5 million from the net acquisition and divestiture activity. Organic revenue growth for the quarter was driven by strength in the utility end market, primarily in the United States and India, partially offset by declines in the United Kingdom and Canada. From an application perspective, organic revenue from the water application contributed very strong organic growth for the segment, with strong project deployments in the United States and India. The strong organic growth in water was partially offset by declines in the energy application, which is a combination of our electric and gas offerings, due to the lapping of large project deployments in the prior year. The software as a service ("SaaS") and other application also had a modest decline in revenue, while the test application remained relatively flat as compared to the prior year.
Orders / Backlog

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2018 Orders	$554		$384		$382		$1,320
Organic Growth	13	2.3%	22	5.7%	18	4.7%	53	4.0%
Acquisitions/(Divestitures)	—	—%	—	—%	(2)	(0.5)%	(2)	(0.2)%
Constant Currency	13	2.3%	22	5.7%	16	4.2%	51	3.9%
Foreign currency translation (a)	(35)	(6.3)%	(12)	(3.1)%	(9)	(2.4)%	(56)	(4.2)%
Total change in orders	(22)	(4.0)%	10	2.6%	7	1.8%	(5)	(0.4)%
2019 Orders	$532		$394		$389		$1,315
(a) Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Argentine Peso, the British Pound, the Swedish Krona, the Chinese Yuan and the Australian Dollar.
Orders received during the first quarter of 2019 were $1,315 million, a decrease of $5 million, or 0.4%, over the prior year (3.9% increase at constant currency). The order growth was negatively impacted by $56 million of foreign currency translation for the three months ended March 31, 2019. The order growth at constant currency consisted of organic order growth of $53 million, or 4.0%, partially offset by the net impact from acquisitions and divestitures.
Water Infrastructure segment orders decreased $22 million, or 4.0%, to $532 million (2.3% increase at constant currency) for the quarter as compared to the prior year. Order growth for the segment was negatively impacted by $35 million of foreign currency translation for the first quarter. The order increase on a constant currency basis was driven by organic order growth in the transport application. Transport organic order growth was primarily driven by strong order intake in North America and Europe, as well as dewatering rental order strength in Latin America. Organic orders for the treatment application declined during the quarter, primarily driven by project timing in China and North America as the first quarter of the prior year had very strong project order growth.
Applied Water segment orders increased $10 million, or 2.6%, to $394 million (5.7% increase at constant currency) for the first quarter of 2019 as compared to the prior year. Order growth for the quarter was negatively impacted by $12 million of foreign currency translation. The order increase on a constant currency basis was driven by strong industrial and commercial order intake in the United States, China and Europe, which were partially offset by a reduction of orders in the Middle East.
Measurement & Control Solutions segment orders increased $7 million, or 1.8%, to $389 million (4.2% increase at constant currency) for the first quarter of 2019 as compared to the prior year. Order growth in the quarter was negatively impacted by $9 million of foreign currency translation. The order increase at constant currency included organic order growth of $18 million, or 4.7%, partially offset by the net impact from acquisitions and divestitures. Organic order growth was driven by large deployment orders in North America and India for water, as well as SaaS and other, and to a lesser extent, energy applications in North America. Organic order growth was partially offset by a decline in orders in western Europe in the water and SaaS and other applications during the period. Organic orders for the test application during the quarter remained relatively consistent with the prior year.
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays can occur from time to time. Total backlog was $1,833 million at March 31, 2019, an increase of $98 million or 5.6%, as compared to March 31, 2018 backlog of $1,735 million, and an increase of $144 million or 8.5%, as compared to December 31, 2018 backlog of $1,689 million. We anticipate that approximately 57% of the backlog at March 31, 2019 will be recognized as revenue in the remainder of 2019.
Gross Margin
Gross margin as a percentage of revenue increased 50 basis points to 38.3% for the three months ended March 31, 2019 as compared to 37.8% for the comparative 2018 period. The gross margin increase was primarily driven by cost reductions from global procurement and productivity improvement initiatives and price realization, which were partially offset by the negative impact of cost inflation and lower overhead cost absorption.
Operating Expenses
The following table presents operating expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(In millions)	2019	2018	Change
Selling, general and administrative expenses ("SG&A")	$303	$296	2.4%
SG&A as a % of revenue	24.5%	24.3%	20	bp
Research and development expenses ("R&D")	51	41	24.4%
R&D as a % of revenue	4.1%	3.4%	70	bp
Restructuring and asset impairment charges	11	10	10.0%
Operating expenses	$365	$347	5.2%
Expense to revenue ratio	29.5%	28.5%	100	bp
Selling, General and Administrative Expenses
SG&A increased by $7 million to $303 million or 24.5% of revenue in the first quarter of 2019, as compared to $296 million or 24.3% of revenue in the comparable 2018 period. The slight increase in SG&A as a percent of revenue for the period was primarily driven by cost inflation and additional spending on strategic initiatives, which were partially offset by favorable volume impacts.
Research and Development ("R&D") Expenses
R&D spending was $51 million or 4.1% of revenue in the first quarter of 2019 as compared to $41 million or 3.4% of revenue in the comparable period of 2018. Additionally, we capitalized R&D on external sale software of $17 million for the three months ended March 31, 2019 as compared to $20 million in the prior year period. Our overall increased spending on R&D is driven by development needs to drive product growth.
Restructuring Charges and Asset Impairment
Restructuring
During the three months ended March 31, 2019, we recognized restructuring charges of $8 million. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Measurement & Control Solutions and Water Infrastructure segments. Included in the charges recorded during the three months ended March 31, 2019 were $2 million related to actions commenced in prior years.
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

$2 million related to actions commenced in prior years.
The following table presents expected restructuring spend for actions commenced as of March 31, 2019:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2019:
Total expected costs	$5	$—	$6	$—	$11
Costs incurred during Q1 2019	3	—	3	—	6
Total expected costs remaining	$2	$—	$3	$—	$5

Actions Commenced in 2018:
Total expected costs	$9	$1	$7	$—	$17
Costs incurred during 2018	7	1	7	—	15
Costs incurred during Q1 2019	1	—	—	—	1
Total expected costs remaining	$1	$—	$—	$—	$1

Actions Commenced in 2017:
Total expected costs	$16	$8	$4	$—	$28
Costs incurred during 2017	5	4	2	—	11
Costs incurred during 2018	2	1	1	—	4
Costs incurred during Q1 2019	—	—	1	—	1
Total expected costs remaining	$9	$3	$—	$—	$12
The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2019 consist primarily of severance charges and are expected to continue through the end of 2019. The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2018 consist primarily of severance charges and are expected to continue through the third quarter of 2019. The Water Infrastructure, Applied Water and Measurement & Control Solutions actions commenced in 2017 consist primarily of severance charges and are expected to continue through the fourth quarter of 2020.
We currently expect to incur between $35 million and $45 million in restructuring costs for the full year. Included in these costs are costs to implement our Global Business Services platform, which will enable us to simplify, standardize and centralize many of our transactional processes. As a result of all of the actions taken and expected to be taken in 2019, we anticipate approximately $15 million of total net savings to be realized during 2019.
Asset Impairment
During the first quarter of 2019 we determined that certain assets within our Measurement and Control Solutions segment, including a customer relationship, were impaired. Accordingly we recognized an impairment charge of $3 million. Refer to Note 10, "Goodwill and Other Intangible Assets," for additional information.

Operating Income
Operating income for the first quarter of 2019 was $109 million, reflecting a decrease of 3.5% compared to $113 million in the first quarter of 2018. Operating margin was 8.8% for 2019 versus 9.3% for 2018, a decrease of 50 basis points. The decrease in operating margin was primarily due to cost inflation, increased spending on strategic investments, lower overhead cost absorption and unfavorable mix. These unfavorable impacts on operating margin were largely offset by cost reductions from our global procurement and productivity initiatives, favorable volume impacts and improved price realization.
Adjusted operating income was $133 million with an operating margin of 10.8% in 2019 as compared to adjusted operating income of $135 million with an adjusted operating margin of 11.1% in the first quarter of 2018. The decrease in adjusted operating margin was primarily due to the same factors impacting operating income.
The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended
	March 31,
(In millions)	2019	2018	Change
Water Infrastructure
Operating income	$51	$49	4.1%
Operating margin	10.6%	10.2%	40	bp
Restructuring and realignment costs	9	5	80.0%
Adjusted operating income	$60	$54	11.1%
Adjusted operating margin	12.4%	11.3%	110	bp
Applied Water
Operating income	$56	$50	12.0%
Operating margin	14.8%	13.7%	110	bp
Restructuring and realignment costs	3	3	—%
Adjusted operating income	$59	$53	11.3%
Adjusted operating margin	15.6%	14.5%	110	bp
Measurement & Control Solutions
Operating income	$16	$33	(51.5)%
Operating margin	4.3%	8.9%	(460)	bp
Restructuring and realignment costs	8	8	—%
Special charges	4	2	100.0%
Adjusted operating income	$28	$43	(34.9)%
Adjusted operating margin	7.4%	11.6%	(420)	bp
Corporate and other
Operating loss	$(14)	$(19)	(26.3)%
Special charges	—	4	NM
Adjusted operating loss	$(14)	$(15)	(6.7)%
Total Xylem
Operating income	$109	$113	(3.5)%
Operating margin	8.8%	9.3%	(50)	bp
Restructuring and realignment costs	20	16	25.0%
Special charges	4	6	(33.3)%
Adjusted operating income	$133	$135	(1.5)%
Adjusted operating margin	10.8%	11.1%	(30)	bp
NM - Not meaningful percentage change

Water Infrastructure
Operating income for our Water Infrastructure segment increased $2 million, or 4.1%, for the first quarter of 2019 compared to the prior year, with operating margin also increasing from 10.2% to 10.6%. Operating margin was negatively impacted by increased restructuring and realignment costs of $4 million in 2019. Excluding these restructuring and realignment costs, adjusted operating income increased $6 million, or 11.1%, with adjusted operating margin increasing from 11.3% to 12.4%. The increase in adjusted operating margin for the quarter was primarily due to cost reductions from our global procurement and productivity initiatives, favorable volume, price realization and favorable mix, which were partially offset by cost inflation, lower overhead cost absorption and increased spending on strategic investments.
Applied Water
Operating income for our Applied Water segment increased $6 million, or 12.0%, for the first quarter of 2019 compared to the prior year, with operating margin also increasing from 13.7% to 14.8%. Restructuring and realignment costs incurred during the quarter were $3 million for both years. Excluding these restructuring and realignment costs, adjusted operating income increased $6 million, or 11.3%, with adjusted operating margin increasing from 14.5% to 15.6%. The increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives, favorable volume and price realization, which were partially offset by cost inflation, negative currency impacts, lower overhead cost absorption and increased spending on strategic investments.
Measurement & Control Solutions
Operating income for our Measurement & Control Solutions segment decreased $17 million, or 51.5%, for the first quarter of 2019 compared to the prior year, with operating margin also decreasing from 8.9% to 4.3%. Operating margin was negatively impacted by increased special charges of $2 million while restructuring and realignment costs incurred during the quarter were $8 million for both years. Excluding these items, adjusted operating income decreased $15 million, or 34.9%, with adjusting operating margin decreasing from 11.6% to 7.4%. The decrease in adjusted operating margin was primarily due to increases in cost inflation, unfavorable mix impacts and increased spending on strategic investments. Purchase accounting impacts from prior year first quarter acquisitions also negatively affected operating margin. These impacts were partially offset by cost reductions from our global procurement and productivity initiatives, favorable volume impacts and price realization.
Corporate and other
Operating loss for corporate and other decreased $5 million, or 26.3%, for the first quarter of 2019 compared to the prior year, primarily due to $4 million of special charges incurred during the quarter in 2018 that did not recur. Excluding these costs, adjusted operating loss decreased $1 million, or 6.7%, compared to the prior year.
Interest Expense
Interest expense was $18 million for the three months ended March 31, 2019, and $21 million for the three months ended March 31, 2018. The decrease in interest expense for the period is primarily driven by additional interest expense that was incurred in the first quarter of 2018 related to debt that was entered into to fund our acquisition of Pure Technologies. See Note 13, "Credit Facilities and Debt" of our consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for the three months ended March 31, 2019 was $15 million resulting in an effective tax rate of 16.6%, compared to $16 million resulting in an effective tax rate of 17.1% for the same period in 2018. The effective tax rate was lower than the U.S. federal statutory rate primarily due to the mix of earnings in jurisdictions, partially offset by the Global Intangible Low-Taxed Income ("GILTI") inclusion.

Other Comprehensive Income
Other comprehensive income was $20 million for both the three months ended March 31, 2019 and 2018. Foreign currency translation contributed favorable impacts during the quarter of $21 million. These favorable currency impacts were driven by the positive movement in our Euro net investment hedges and the strengthening of the Canadian dollar as compared to the U.S. dollar in the current quarter versus the weakening of these currency movements in the same prior year period. These increases were partially offset by the weakening of the currency translation impacts of the Euro, the South African rand and the Polish zloty as compared to the U.S. Dollar in the current quarter versus the strengthening of these same currencies in the comparable prior year period. Also contributing as an offset was a decease in favorable foreign currency translation impacts due to lesser strengthening of the Chinese Yuan and the Great British pound as compared to the U.S. dollar in the current quarter versus a greater strengthening of the currencies in the same prior year period. Net favorable foreign currency translation impacts were largely offset by the negative impact of tax impact on the movement in the net investment hedges during the quarter as compared to the prior year of $14 million. The remaining offset to the favorable currency translation impacts came from an increase in loss impacts from derivative hedge arrangements of $6 million.
Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Three Months Ended
	March 31,
(In millions)	2019	2018	Change
Operating activities	$83	$63	$20
Investing activities	(77)	(491)	414
Financing activities	(29)	302	(331)
Foreign exchange (a)	2	9	(7)
Total	$(21)	$(117)	$96

(a)	The impact is primarily due to the weakness of the Euro and Chinese Yuan against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
During the three months ended March 31, 2019, net cash provided by operating activities was $83 million, an increase of $20 million as compared to the same prior year period. This increase was primarily driven by improvement in working capital levels and timing of other current asset activities as compared to the prior year period.
Investing Activities
Cash used in investing activities was $77 million for the three months ended March 31, 2019 as compared to $491 million in the comparable prior year period. This decrease was mainly driven by the $430 million spent on acquisitions during the first quarter of 2018, primarily for the acquisition of Pure Technologies, versus the $5 million spent for acquisition activity during the current quarter. This decrease is partially offset by an $8 million increase in capital spending on additional plant improvements, including the purchase of a building, and new software tools.
Financing Activities
Cash used by financing activities was $29 million for the three months ended March 31, 2019 as compared to cash generated of $302 million in the comparable prior year period. The net decrease in cash generated by financing activities during the period was primarily due to higher levels of short term debt related to acquisition financing during the first quarter of 2018.

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
Non-U.S. Operations
We generated approximately 51% and 55% of our revenue from non-U.S. operations for the three months ended March 31, 2019 and 2018, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and we expect a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. As of March 31, 2019, we have provided a deferred tax liability of $12 million for foreign withholding taxes and state income taxes on $769 million expected to be repatriated to the U.S. parent as deemed necessary. Repatriation is not expected to have a material impact on liquidity. As of March 31, 2019, our foreign subsidiaries were holding $241 million in cash or marketable securities.
Critical Accounting Estimates
Our discussion and analysis of our results of operations and capital resources are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report on Form 10-K ("2018 Annual Report") describes the critical accounting estimates used in preparation of the condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the information concerning our critical accounting estimates as stated in our 2018 Annual Report.
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
There has been no other material change in the information concerning market risk as stated in our 2018 Annual Report.

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
In 2017, the Company undertook steps to advance a multi-year effort to transform many of our support functions and related technologies, including Finance, Human Resources and Procurement. In connection with these restructuring and transformation plans, we continue to centralize certain accounting functions within shared service centers operated by an outsourced provider. This initiative is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. In response to this initiative, the Company has and will continue to align and streamline the design and operation of its financial control environment.
Other than as described in the preceding paragraph, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended March 31, 2019, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.           RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2018 Annual Report on Form 10-K under Item 1A. Risk Factors.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended March 31, 2019:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
1/1/19 - 1/31/19	—	—	—	$363
2/1/19 - 2/28/19	0.3	72.69	0.3	$338
3/1/19 - 3/31/19	—	—	—	$338
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. For the three months ended March 31, 2019, we repurchased 0.3 million shares for $25 million. There are up to $338 million in shares that may still be purchased under this plan as of March 31, 2019.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.             OTHER INFORMATION
None.

ITEM 6.             EXHIBITS
See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

3.1	Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2	Fourth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.2 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

10.34	Five-Year Revolving Credit Facility Agreement, dated as of March 5, 2019 among Xylem Inc. and the Lenders party thereto.	Incorporated by reference to Exhibit 10.34 of Xylem Inc.’s Form 8-K filed on March 5, 2019 (CIK No. 1524472, File No. 1-35229).

10.35
Second Amendment to Term Loan Agreement, dated as of January 26, 2018 among Xylem Europe GmbH, as borrower, Xylem Inc., as parent guarantor and ING Bank, as lender (including Form of Parent Guarantee).

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

101.0
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri McShane
Geri McShane
Vice President, Controller and Chief Accounting Officer

May 2, 2019