Form 10-Q
period 2019-06-30
Xylem Inc.
filed 2019-08-01
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of July 26, 2019, there were 180,029,106 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Six Months
For the period ended June 30,	2019	2018	2019	2018
Revenue	$1,345	$1,317	$2,582	$2,534
Cost of revenue	819	798	1,582	1,555
Gross profit	526	519	1,000	979
Selling, general and administrative expenses	294	293	597	589
Research and development expenses	47	50	98	91
Restructuring and asset impairment charges	14	5	25	15
Operating income	171	171	280	284
Interest expense	18	21	36	42
Other non-operating income, net	3	2	5	5
Gain (loss) from sale of business	—	(2)	1	(2)
Income before taxes	156	150	250	245
Income tax expense	17	35	32	51
Net income	$139	$115	$218	$194
Earnings per share:
Basic	$0.77	$0.64	$1.21	$1.08
Diluted	$0.77	$0.64	$1.20	$1.07
Weighted average number of shares:
Basic	180.0	179.8	179.9	179.8
Diluted	181.2	181.0	181.1	181.2
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Six Months
For the period ended June 30,	2019	2018	2019	2018
Net income	$139	$115	$218	$194
Other comprehensive income, before tax:
Foreign currency translation adjustment	(18)	(60)	11	(52)
Net change in derivative hedge agreements:
Unrealized loss	—	(9)	(9)	(9)
Amount of loss (gain) reclassified into net income	2	(1)	4	(2)
Net change in postretirement benefit plans:
Amortization of prior service credit	(1)	(1)	(2)	(2)
Amortization of net actuarial loss into net income	3	4	6	7
Settlement/Curtailment	—	—	—	1
Other comprehensive (loss) income, before tax	(14)	(67)	10	(57)
Income tax (benefit) expense related to items of other comprehensive income	(3)	20	1	10
Other comprehensive (loss) income, net of tax	(11)	(87)	9	(67)
Comprehensive income	$128	$28	$227	$127
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	June 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$383	$296
Receivables, less allowances for discounts and doubtful accounts of $31 and $35 in 2019 and 2018, respectively	1,096	1,031
Inventories	604	595
Prepaid and other current assets	175	172
Total current assets	2,258	2,094
Property, plant and equipment, net	661	656
Goodwill	2,999	2,976
Other intangible assets, net	1,211	1,232
Other non-current assets	545	264
Total assets	$7,674	$7,222
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$539	$586
Accrued and other current liabilities	596	546
Short-term borrowings and current maturities of long-term debt	402	257
Total current liabilities	1,537	1,389
Long-term debt	2,051	2,051
Accrued postretirement benefits	396	400
Deferred income tax liabilities	305	303
Other non-current accrued liabilities	479	297
Total liabilities	4,768	4,440
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 193.8 shares and 192.9 shares in 2019 and 2018, respectively	2	2
Capital in excess of par value	1,975	1,950
Retained earnings	1,770	1,639
Treasury stock – at cost 13.7 shares and 13.2 shares in 2019 and 2018, respectively	(526)	(487)
Accumulated other comprehensive loss	(327)	(336)
Total stockholders’ equity	2,894	2,768
Non-controlling interests	12	14
Total equity	2,906	2,782
Total liabilities and stockholders’ equity	$7,674	$7,222

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the six months ended June 30,	2019	2018
Operating Activities
Net income	$218	$194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58	58
Amortization	69	74
Share-based compensation	16	16
Restructuring and asset impairment charges	25	15
(Gain) loss from sale of businesses	(1)	2
Other, net	4	(7)
Payments for restructuring	(12)	(12)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(68)	(68)
Changes in inventories	(10)	(87)
Changes in accounts payable	(23)	54
Other, net	(70)	(38)
Net Cash – Operating activities	206	201
Investing Activities
Capital expenditures	(129)	(111)
Acquisitions of businesses, net of cash acquired	(18)	(430)
Proceeds from sale of business	(2)	—
Other, net	3	4
Net Cash – Investing activities	(146)	(537)
Financing Activities
Short-term debt issued, net	257	437
Short-term debt repaid	(113)	(54)
Repurchase of common stock	(39)	(58)
Proceeds from exercise of employee stock options	8	4
Dividends paid	(87)	(76)
Other, net	(1)	(1)
Net Cash – Financing activities	25	252
Effect of exchange rate changes on cash	2	(9)
Net change in cash and cash equivalents	87	(93)
Cash and cash equivalents at beginning of year	296	414
Cash and cash equivalents at end of period	$383	$321
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$45	$46
Income taxes (net of refunds received)	$74	$51
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, postretirement obligations and assets, revenue recognition, income tax contingency accruals and valuation allowances, goodwill and indefinite lived intangible impairment testing, contingent liabilities and lease accounting. Actual results could differ from these estimates.
Our quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the fourth quarter which ends on December 31. For ease of presentation, the condensed consolidated financial statements included herein are described as ending on the last day of the calendar quarter.
Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In June 2016, the FASB issued guidance amending the accounting for the impairment of financial instruments, including trade receivables. Under current guidance, credit losses are recognized when the applicable losses have a probable likelihood of occurring and this assessment is based on past events and current conditions. The amended guidance eliminates the “probable” threshold and requires an entity to use a broader range of information, including forecast information when estimating expected credit losses. Generally, this should result in a more timely recognition of credit losses. This guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The requirements of the amended guidance should be applied using a modified retrospective approach except for debt securities, which require a prospective transition approach. We are evaluating the impact of the guidance on our financial condition and results of operations.
Recently Adopted Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the accounting for implementation costs of a hosting arrangement that is a service contract. The guidance establishes the requirement to capitalize certain implementation costs incurred in a hosting arrangement that is a service contract, effectively aligning with the requirement to capitalize certain implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. The requirements of the amended guidance may be applied using either a retrospective or prospective approach. We adopted this guidance prospectively as of April 1, 2019. This guidance did not have a material impact on our financial condition and results of operations.

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

Note 3. Acquisitions and Divestitures
2019 Acquisitions
During the three and six months ended June 30, 2019 we spent approximately $13 million and $18 million net of cash received on acquisition activity, respectively.
2018 Acquisitions and Divestitures
Pure Technologies Ltd.

On January 31, 2018, we acquired all the issued and outstanding shares of Pure Technologies Ltd. (“Pure”), a leader in intelligent leak detection and condition assessment solutions for water distribution networks for approximately $420 million, net of cash received. Acquisition costs of $4 million were reflected as a component of selling, general and administrative expenses in our Condensed Consolidated Income Statement for the year ended December 31, 2018.

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

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the three and six month periods ended June 30, 2018 assuming the acquisition of Pure was made on January 1, 2017:

(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

Revenue	N/A	$2,539
Net income	N/A	$191

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

During the three months ended June 30, 2018 Pure had revenue and operating income of $26 million and less than $1 million, respectively. During the five months ended June 30, 2018 Pure had revenue and an operating loss of $42 million and $2 million, respectively.

Other Acquisition Activity

During the three months ended June 30, 2018 we had no acquisition activity. During the six months ended June 30, 2018 we spent approximately $10 million net of cash received on other acquisition activity.

Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Revenue from contracts with customers	$1,281	$1,258	$2,459	$2,420
Lease Revenue	64	59	123	114
Total	$1,345	$1,317	$2,582	$2,534

The following table reflects revenue from contracts with customers by application:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Water Infrastructure
Transport	$396	$387	$742	$734
Treatment	101	100	178	178

Applied Water
Building Services	216	206	429	400
Industrial Water	178	182	344	354

Measurement and Control Solutions
Water	195	175	394	347
Energy	85	84	158	164
Software as a Service/Other	25	35	49	69
Test	85	89	165	174

Total	$1,281	$1,258	$2,459	$2,420
The following table reflects revenue from contracts with customers by geographical region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Water Infrastructure
United States	$160	$135	$293	$248
Europe	179	191	339	368
Emerging Markets & Other	158	161	288	296

Applied Water
United States	212	198	413	386
Europe	92	100	186	198
Emerging Markets & Other	90	90	174	170

Measurement and Control Solutions
United States	252	230	488	436
Europe	64	71	136	155
Emerging Markets & Other	74	82	142	163

Total	$1,281	$1,258	$2,459	$2,420

Contract Balances
We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to costs incurred to perform in advance of scheduled billings. Contract liabilities relate to payments received in advance of performance under the contracts. Changes in contract assets and liabilities are due to our performance under the contract.
The table below provides contract assets, contract liabilities, and significant changes in contract assets and liabilities:

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2018	$89	$107
Additions, net	51	86
Revenue recognized from opening balance	—	(74)
Billings	(54)	—
Other	(3)	(5)
Balance at June 30, 2018	$83	$114

Balance at January 1, 2019	$96	$113
Additions, net	55	84
Revenue recognized from opening balance	—	(66)
Billings	(50)	—
Other	10	—
Balance at June 30, 2019	$111	$131

(a)	Excludes receivable balances which are disclosed on the balance sheet

Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of June 30, 2019, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $340 million. We expect to recognize the majority of revenue upon the completion of satisfying these performance obligations in the following 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.
Note 5. Restructuring Charges
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position ourselves based on the economic environment and customer demand. During the three and six months ended June 30, 2019, we recognized restructuring charges of $14 million and $22 million, respectively. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Measurement & Control Solutions and Water Infrastructure segments, as well as headcount reductions within our Applied Water segment.
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

The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
By component:
Severance and other charges	$13	$5	$20	$14
Lease related charges	—	—	1	1
Other restructuring charges	1	—	1	—
Total restructuring charges	$14	$5	$22	$15
Asset impairment	—	—	3	—
Total restructuring and asset impairment charges	$14	$5	$25	$15

By segment:
Water Infrastructure	$7	$3	$11	$6
Applied Water	2	—	2	1
Measurement & Control Solutions	5	2	12	8

The following table displays a rollforward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within accrued and other current liabilities, for the six months ended June 30, 2019 and 2018:

(in millions)	2019	2018
Restructuring accruals - January 1	$5	$7
Restructuring charges	22	15
Cash payments	(12)	(12)
Foreign currency and other	(1)	—
Restructuring accruals - June 30	$14	$10

By segment:
Water Infrastructure	$4	$2
Applied Water	2	1
Measurement & Control Solutions	5	4
Regional selling locations (a)	3	2
Corporate and other	—	1

(a)
Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following is a rollforward for the six months ended June 30, 2019 and 2018 of employee position eliminations associated with restructuring activities:

	2019	2018
Planned reductions - January 1	69	47
Additional planned reductions	350	155
Actual reductions and reversals	(298)	(103)
Planned reductions - June 30	121	99

The following table presents expected restructuring spend for actions commenced as of June 30, 2019:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2019:
Total expected costs	$17	$4	$8	$—	$29
Costs incurred during Q1 2019	3	—	3	—	6
Costs incurred during Q2 2019	7	2	5	—	14
Total expected costs remaining	$7	$2	$—	$—	$9

Actions Commenced in 2018:
Total expected costs	$8	$1	$7	$—	$16
Costs incurred during 2018	7	1	7	—	15
Costs incurred during Q1 2019	1	—	—	—	1
Costs incurred during Q2 2019	—	—	—	—	—
Total expected costs remaining	$—	$—	$—	$—	$—

Actions Commenced in 2017:
Total expected costs	$16	$8	$4	$—	$28
Costs incurred during 2017	5	4	2	—	11
Costs incurred during 2018	2	1	1	—	4
Costs incurred during Q1 2019	—	—	1	—	1
Costs incurred during Q2 2019	—	—	—	—	—
Total expected costs remaining	$9	$3	$—	$—	$12

The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2019 consist primarily of severance charges and are expected to continue through the end of 2019. The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2018 consist primarily of severance charges and are complete. The Water Infrastructure, Applied Water and Measurement & Control Solutions actions commenced in 2017 consist primarily of severance charges and are expected to continue through the fourth quarter of 2020.
Asset Impairment
During the first quarter of 2019 we determined that certain assets within our Measurement and Control Solutions segment, including a customer relationship, were impaired. Accordingly we recognized an impairment charge of $3 million. Refer to Note 10, "Goodwill and Other Intangible Assets," for additional information.
Note 6. Income Taxes
Our quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items within periods presented. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction and discrete items.
The income tax provision for the three months ended June 30, 2019 was $17 million resulting in an effective tax rate of 10.5%, compared to $35 million resulting in an effective tax rate of 23.2% for the same period in 2018. The income tax provision for the six months ended June 30, 2019 was $32 million resulting in an effective tax rate of 12.8%, compared to $51 million resulting in an effective tax rate of 20.8% for the same period in 2018. The effective tax rate for the three and six month periods ended June 30, 2019 is lower than the same periods in 2018 primarily due to changes in tax law in Switzerland in 2019 offset in part by the settlement of tax examinations in 2018.

Unrecognized Tax Benefits
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities or litigation, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The amount of unrecognized tax benefits at June 30, 2019 was $127 million, as compared to $136 million at December 31, 2018, which if ultimately recognized will reduce our effective tax rate. We believe that it is reasonably possible that the unrecognized tax benefits will be reduced by approximately $3 million within the next 12 months as a result of the expiration of certain statutes of limitations. We classify interest expense relating to unrecognized tax benefits as a component of other non-operating expense, net, and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of June 30, 2019, we had $8 million of interest accrued for unrecognized tax benefits.

In June 2019, Xylem’s Swedish subsidiary received a tax assessment for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. The assessment asserts an aggregate amount of approximately $80 million for tax, penalties and interest.  In July 2019, Xylem filed an appeal with the Administrative Court of Stockholm. Management, in consultation with external legal advisors, believes it is more likely than not that Xylem will prevail on the proposed assessment and intends to vigorously defend our position through litigation. At this time, we have not recorded any unrecognized tax benefits related to this uncertain tax position.

Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (in millions)	$139	$115	$218	$194
Shares (in thousands):
Weighted average common shares outstanding	179,964	179,770	179,842	179,814
Add: Participating securities (a)	35	35	30	29
Weighted average common shares outstanding — Basic	179,999	179,805	179,872	179,843
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	832	886	834	907
Dilutive effect of restricted stock units and performance share units	322	351	427	453
Weighted average common shares outstanding — Diluted	181,153	181,042	181,133	181,203
Basic earnings per share	$0.77	$0.64	$1.21	$1.08
Diluted earnings per share	$0.77	$0.64	$1.20	$1.07

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Stock options	1,418	1,360	1,406	1,289
Restricted stock units	382	385	365	339
Performance share units	455	517	463	527

Note 8. Inventories
The components of total inventories are summarized as follows:

(in millions)	June 30, 2019	December 31, 2018
Finished goods	$243	$248
Work in process	54	45
Raw materials	307	302
Total inventories	$604	$595

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
We did not identify any events or conditions during the three and six month periods ended June 30, 2019 to indicate that a reassessment or re-measurement of our existing leases was required. There were also no impairment indicators identified during the three and six month periods ended June 30, 2019 that required an impairment test for the Company’s ROU assets or other long-lived assets in accordance with ASC 360-10.
Our current lease liabilities of $63 million are included in "Accrued and other current liabilities" and our non-current lease liabilities of $193 million are included in "Other non-current accrued liabilities" as of June 30, 2019. Our ROU asset balances are included in "Other non-current assets". The net balance of our ROU assets as of June 30, 2019 was $257 million. These balances include an immaterial amount related to finance leases.
The components of our lease cost were as follows:

(in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost
Operating lease cost	$20	$38
Short-term lease cost	2	5
Variable lease cost	4	10
Total lease cost	$26	$53

The supplemental cash flow information related to leases are as follows:

(in millions)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16

Information relating to the lease term and discount rate are as follows:

Six Months Ended June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	6

Weighted-average discount rate
Operating leases	2.7%

As of June 30, 2019, the maturities of operating lease liabilities were as follows:

(in millions)
2019	$36
2020	61
2021	45
2022	33
2023	25
2024	20
Thereafter	57
Total lease payments	277
Less: Imputed interest	(22)
Total	$255
Disclosures related to periods prior to adoption of the New Lease Standard as reported and provided in our December 31, 2018 Form 10-K.
As of December 31, 2018, we were obligated to make minimum future rental payments under operating leases as follows:

(in millions)
2019	$76
2020	61
2021	43
2022	33
2023	22
Thereafter	64
Total lease payments	299

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
Total revenue from lease arrangements were $64 million and $123 million for the three and six month periods ended June 30, 2019. Our gross assets available for rent and related accumulated amortization were $262 million and $169 million, respectively, as of June 30, 2019. Depreciation expense for these assets were $7 million and $14 million for the three and six month periods ended June 30, 2019.

Note 10. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2019 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Balance as of January 1, 2019	$653	$516	$1,807	$2,976
Activity in 2019
Divested/Acquired	—	—	19	19
Foreign currency and other	—	—	4	4
Balance as of June 30, 2019	$653	$516	$1,830	$2,999

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	June 30, 2019			December 31, 2018
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$947	$(318)	$629	$951	$(286)	$665
Proprietary technology and patents	205	(101)	104	198	(93)	105
Trademarks	149	(46)	103	148	(41)	107
Software	392	(185)	207	355	(164)	191
Other	21	(19)	2	24	(19)	5
Indefinite-lived intangibles	166	—	166	159	—	159
Other Intangibles	$1,880	$(669)	$1,211	$1,835	$(603)	$1,232

Amortization expense related to finite-lived intangible assets was $34 million and $69 million for the three and six months ended June 30, 2019, respectively, and $36 million and $74 million for the three and six months ended June 30, 2018, respectively.
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
Note 11. Derivative Financial Instruments
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions, and we principally manage our exposures to these risks through management of our core business activities. Certain of our foreign operations expose us to fluctuations of foreign interest rates and exchange rates that may impact revenue, expenses, cash receipts, cash payments, and the value of our stockholders' equity. We enter into derivative financial instruments to protect the value or fix the amount of certain cash flows in terms of the functional currency of the business unit with that exposure and reduce the volatility in stockholders' equity.
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

Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $247 million and $506 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, purchase Polish Zloty and sell Euro, purchase U.S. Dollar and sell Canadian Dollar, and to sell Canadian Dollar and purchase Euro. The purchased notional amounts associated with these currency derivatives are $97 million, $77 million, $25 million, $18 million, $15 million and $11 million, respectively. As of December 31, 2018, the purchased notional amounts associated with these currency derivatives were $191 million, $168 million, $52 million, $37 million, $29 million and $22 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross Currency Swaps
Beginning in 2015, we entered into cross currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019 we entered into additional cross currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $729 million and $426 million as of June 30, 2019 and December 31, 2018, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $565 million and $566 million as of June 30, 2019 and December 31, 2018, respectively, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) recognized in OCI (a)	$—	$(9)	$(9)	$(9)
Amount of (gain) loss reclassified from OCI into revenue (a)	1	(1)	2	(2)
Amount of loss reclassified from OCI into cost of revenue (a)	1	—	2	—

Net Investment Hedges
Cross Currency Swaps
Amount of gain (loss) recognized in OCI (a)	$(8)	$36	$(1)	$13
Amount of income recognized in Interest Expense	4	—	$7	$—
Foreign Currency Denominated Debt
Amount of gain (loss) recognized in OCI (a)	$(6)	$42	$1	$19

(a)	Effective portion
As of June 30, 2019, $6 million of net losses on cash flow hedges are expected to be reclassified into earnings in the next 12 months. The ineffective portion of a cash flow hedge is recognized immediately in Selling, general and administrative expenses in the Condensed Consolidated Income Statements and was not material for the three and six months ended June 30, 2019 and 2018.

As of June 30, 2019, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration. The net investment hedges did not experience any ineffectiveness for the three and six months ended June 30, 2019.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our foreign exchange contracts currently included in our hedging program designated as hedging instruments were as follows:

(in millions)	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Other current assets	$—	$3
Liabilities
Cash Flow Hedges
Other current liabilities	$(5)	$(1)
Net Investment Hedges
Other non-current accrued liabilities	$(45)	$(46)

The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $608 million and $599 million as of June 30, 2019 and December 31, 2018, respectively.
Note 12. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

(in millions)	June 30, 2019	December 31, 2018
Compensation and other employee benefits	$177	$194
Customer-related liabilities	144	129
Accrued taxes	77	85
Lease liabilities	63	—
Accrued warranty costs	37	44
Other accrued liabilities	98	94
Total accrued and other current liabilities	$596	$546

Note 13. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	June 30, 2019	December 31, 2018
4.875% Senior Notes due 2021 (a)	$600	$600
2.250% Senior Notes due 2023 (a)	569	570
3.250% Senior Notes due 2026 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Commercial paper	259	—
Term loan	143	257
Debt issuance costs and unamortized discount (b)	(18)	(19)
Total debt	2,453	2,308
Less: short-term borrowings and current maturities of long-term debt	402	257
Total long-term debt	$2,051	$2,051

(a)
The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2021 was $632 million and $620 million as of June 30, 2019 and December 31, 2018, respectively. The fair value of our Senior Notes due 2023 was $608 million and $599 million as of June 30, 2019 and December 31, 2018, respectively. The fair value of our Senior Notes due 2026 was $506 million and $476 million as of June 30, 2019 and December 31, 2018, respectively. The fair value of our Senior Notes due 2046 was $421 million and $397 million as of June 30, 2019 and December 31, 2018, respectively.

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
Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year beginning on May 1, 2017. As of June 30, 2019, we are in compliance with all covenants for the Senior Notes.
Credit Facilities
2015 Five-Year Revolving Credit Facility
Effective March 27, 2015, Xylem entered into a Five-Year Revolving Credit Facility (the "2015 Credit Facility") with Citibank, N.A., as Administrative Agent, and a syndicate of lenders. The 2015 Credit Facility provided for an aggregate principal amount of up to $600 million of: (i) revolving extensions of credit (the "revolving loans")

outstanding at any time and (ii) the issuance of letters of credit in a face amount not in excess of $100 million outstanding at any time. The 2015 Credit Facility provided for increases of up to $200 million for a maximum aggregate principle amount of $800 million in aggregate principal amount at our request and with the consent of the institutions providing such increased commitments. On March 5, 2019 Xylem terminated the 2015 Credit Facility among the Company, certain lenders and Citibank, N.A. as Administrative Agent.
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

Interest on all loans under the 2019 Credit Facility is payable either quarterly or at the expiration of any LIBOR or EURIBOR interest period applicable thereto. Borrowings accrue interest at a rate equal to, at Xylem's election, a base rate or an adjusted LIBOR or EURIBOR rate plus an applicable margin. The 2019 Credit Facility includes customary provisions for implementation of replacement rates for LIBOR-based and EURIBOR-based loans. The 2019 Credit Facility also includes a pricing grid that determines the applicable margin based on Xylem's credit rating, with a further adjustment depending on Xylem's annual Sustainalytics Environmental, Social and Governance score. Xylem will also pay quarterly fees to each lender for such lender’s commitment to lend accruing on such commitment at a rate based on our credit rating, whether such commitment is used or unused, as well as a quarterly letter of credit fee accruing on the letter of credit exposure of such lender during the preceding quarter at a rate based on the credit rating of Xylem.

The 2019 Credit facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio, which will be based on the last four fiscal quarters, and in addition a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2019 Credit Agreement also contains customary events of default.  Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2019 Credit Facility, subject to certain requirements and conditions set forth in the 2019 Credit Agreement.  As of June 30, 2019, the 2019 Credit Facility was undrawn and we are in compliance with all covenants.
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $800 million inclusive of the 2019 Five-Year Revolving Credit Facility. As of June 30, 2019 and December 31, 2018, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in in future periods.
Euro Commercial Paper Program
On June 3, 2019 Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $569 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of June 30, 2019, $259 million of the Company's Euro commercial paper program was outstanding at a weighted average interest rate of (0.22)%. We have the ability to continue borrowing under this program going forward in in future periods.
Term Loan Facility
On January 26, 2018, the Company’s subsidiary, Xylem Europe GmbH (the “borrower”) entered into a 12-month €225 million (approximately $256 million) term loan facility (the “Term Facility”) at an interest rate of 0.45% in which the terms are set forth in a Term Loan Agreement, among the borrower, the Company, as parent guarantor and ING Bank. The Company entered into a parental guarantee in favor of ING Bank also dated January 26, 2018 to secure all present and future obligations of the borrower under the Term Loan Agreement. The Term Facility was used to partially fund  the acquisition of Pure Technologies Ltd in 2018 and the maturity date has since been extended through February 2020. As of June 30, 2019 and December 31, 2018, $143 million and $257 million were outstanding under the Term Facility, respectively.
Note 14. Postretirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Domestic defined benefit pension plans:
Service cost	$—	$1	$1	$2
Interest cost	1	1	2	2
Expected return on plan assets	(2)	(1)	(4)	(3)
Amortization of net actuarial loss	1	—	1	1
Net periodic benefit cost	$—	$1	$—	$2
International defined benefit pension plans:
Service cost	$2	$3	$5	$5
Interest cost	5	5	10	10
Expected return on plan assets	(9)	(10)	(18)	(19)
Amortization of net actuarial loss	2	3	4	5
Settlement/Curtailment	—	—	—	1
Net periodic benefit cost	$—	$1	$1	$2
Total net periodic benefit cost	$—	$2	$1	$4

The components of net periodic benefit cost other than the service cost component are included in the line item "Other non-operating income, net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other postretirement employee benefit plans was less than $1 million for both the three and six months ended June 30, 2019, including net credits recognized into other comprehensive income ("OCI") of $1 million for both the three and six months ended June 30, 2019. The total net periodic benefit cost for other postretirement employee benefit plans was less than $1 million for both the three and six months ended June 30, 2018, including net credits recognized in OCI of less than $1 million and $1 million, respectively, for the three and six months ended June 30, 2018.
We contributed $9 million and $12 million to our defined benefit plans during the six months ended June 30, 2019 and 2018, respectively. Additional contributions ranging between approximately $8 million and $14 million are expected during the remainder of 2019.

Note 15. Equity
The following table shows the changes in stockholders' equity for the six months ended June 30, 2019:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2019	$2	$1,950	$1,639	$(336)	$(487)	$14	$2,782
Sale of business						(2)	(2)
Net income			79				79
Other comprehensive income, net				20			20
Dividends declared ($0.24 per share)			(44)				(44)
Stock incentive plan activity		12			(14)		(2)
Repurchase of common stock					(25)		(25)
Balance at March 31, 2019	$2	$1,962	$1,674	$(316)	$(526)	$12	$2,808
Net income			139				139
Other comprehensive loss, net				(11)			(11)
Dividends declared ($0.24 per share)			(43)				(43)
Stock incentive plan activity		13			—		13
Balance at June 30, 2019	$2	$1,975	$1,770	$(327)	$(526)	$12	$2,906

The following table shows the changes in stockholders' equity for the six months ended June 30, 2018:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2018	$2	$1,912	$1,227	$(210)	$(428)	$16	$2,519
Cumulative effect of change in accounting principle			14	(17)			(3)
Net income			79				79
Other comprehensive income, net				20			20
Dividends declared ($0.21 per share)			(38)				(38)
Stock incentive plan activity		13			(8)		5
Repurchase of common stock					(25)		(25)
Balance at March 31, 2018	$2	$1,925	$1,282	$(207)	$(461)	$16	$2,557
Net income			115				115
Other comprehensive loss, net				(87)			(87)
Dividends declared ($0.21 per share)			(38)				(38)
Stock incentive plan activity		7					7
Repurchase of common stock					(25)		(25)
Balance at June 30, 2018	$2	$1,932	$1,359	$(294)	$(486)	$16	$2,529

Note 16. Share-Based Compensation Plans
Share-based compensation expense was $7 million and $16 million during the three and six months ended June 30, 2019, respectively, and $7 million and $16 million during the three and six months ended June 30, 2018, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $9 million, $29 million and $23 million, respectively, at June 30, 2019 and is expected to be recognized over a weighted average period of 2.1, 2.1 and 2 years, respectively. The amount of cash received from the exercise of stock options was $8 million and $4 million for the six months ended June 30, 2019 and 2018, respectively.

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2019:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2019	2,125	$43.08	6.5
Granted	330	74.07
Exercised	(244)	35.47
Forfeited and expired	(5)	58.96
Outstanding at June 30, 2019	2,206	$48.53	6.7	$78
Options exercisable at June 30, 2019	1,533	$39.53	5.8	$68
Vested and expected to vest as of June 30, 2019	2,130	$47.66	6.6	$77

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the six months ended June 30, 2019 was $10.3 million.
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

Expected volatility is calculated based on a weighted analysis of historic and implied volatility measures for a set of peer companies and Xylem. We use historical data to estimate option exercise and employee termination behavior within the valuation model. Employee groups and option characteristics are considered separately for valuation purposes. The expected term represents an estimate of the period of time options are expected to remain outstanding. The risk-free rate is based on the United States Treasury yield curve in effect at the time of option grant.
Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the six months ended June 30, 2019. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2019	537	$59.41
Granted	253	74.28
Vested	(237)	55.05
Forfeited	(25)	66.82
Outstanding at June 30, 2019	528	$68.05

ROIC Performance Share Unit Grants
The following is a summary of Return on Invested Capital ("ROIC") performance share unit grants for the six months ended June 30, 2019. The fair value of the ROIC performance share units is equal to the closing share price on the date of the grant.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2019	274	$52.11
Granted	76	74.07
Adjustment for Performance Condition Achieved (a)	74	37.86
Vested	(173)	37.86
Forfeited	(2)	60.76
Outstanding at June 30, 2019	249	$64.45

(a) Represents an increase in the number of original ROIC performance share units awarded based on the final performance criteria achievement at the end of the performance period of such awards.
TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the six months ended June 30, 2019:

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2019	274	$61.04
Granted	76	89.62
Adjustment for Market Condition Achieved (a)	74	37.86
Vested	(173)	37.86
Forfeited	(2)	60.76
Outstanding at June 30, 2019	249	$75.67

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

Note 17. Capital Stock
For the three and six months ended June 30, 2019 the Company repurchased common stock of less than 0.1 million shares for less than $1 million and approximately 0.5 million shares for $39 million, respectively. Repurchases include both share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:

On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program for the three months ended June 30, 2019. For the six months ended June 30, 2019, we repurchased approximately 0.3 million shares for $25 million. For the three and six months ended June 30, 2018, we repurchased approximately 0.4 million shares for $25 million and 0.7 million shares for $50 million, respectively. There are up to $338 million in shares that may still be purchased under this plan as of June 30, 2019.
Aside from the aforementioned repurchase program, we repurchased less than 0.1 million shares and approximately 0.2 million shares for less than $1 million and approximately $14 million for the three and six months ended June 30, 2019, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. Likewise, we repurchased less than 0.1 million shares and approximately 0.1 million shares for less than $1 million and approximately $8 million for the three and six months ended June 30, 2018, respectively.
Note 18. Accumulated Other Comprehensive Loss
The following table provides the components of accumulated other comprehensive loss for the six months ended June 30, 2019:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2019	$(121)	$(214)	$(1)	$(336)
Foreign currency translation adjustment	29	—	—	29
Tax on foreign currency translation adjustment	(4)	—	—	(4)
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	2	—	2
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(9)	(9)
Income tax benefit on unrealized loss on derivative hedge agreements	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at March 31, 2019	$(96)	$(213)	$(7)	$(316)
Foreign currency translation adjustment	(18)	—	—	(18)
Tax on foreign currency translation adjustment	3	—	—	3
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	2	—	2
Income tax impact on amortization of postretirement benefit plan items	—	—	—	—
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at June 30, 2019	$(111)	$(211)	$(5)	$(327)

The following table provides the components of accumulated other comprehensive loss for the six months ended June 30, 2018:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2018	$(15)	$(198)	$3	$(210)
Cumulative effect of change in accounting principle	(11)	(6)	—	(17)
Foreign currency translation adjustment	8	—	—	8
Tax on foreign currency translation adjustment	11	—	—	11
Changes in postretirement benefit plans	—	1	—	1
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	2	—	2
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Reclassification of unrealized gain on derivative hedge agreements into revenue	—	—	(1)	(1)
Balance at March 31, 2018	$(7)	$(202)	$2	$(207)
Foreign currency translation adjustment	(60)	—	—	(60)
Tax on foreign currency translation adjustment	(19)	—	—	(19)
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	—	—	—
Other non-operating income	—	3	—	3
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(9)	(9)
Reclassification of unrealized gain on derivative hedge agreements into revenue	—	—	(1)	(1)
Balance at June 30, 2018	$(86)	$(200)	$(8)	$(294)

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
See Note 6. "Income Taxes", of our condensed consolidated financial statements for a description of a pending tax litigation matter.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $6 million and $7 million as of June 30, 2019 and December 31, 2018, respectively, for these general litigation matters.
Indemnifications
As part of our 2011 spin-off from our former parent, ITT Corporation (now ITT LLC), Exelis Inc. and Xylem will indemnify, defend and hold harmless each of the other parties with respect to such parties’ assumed or retained liabilities under the Distribution Agreement and breaches of the Distribution Agreement or related spin agreements. The former parent’s indemnification obligations include asserted and unasserted asbestos and silica liability claims that relate to the presence or alleged presence of asbestos or silica in products manufactured, repaired or sold prior to October 31, 2011, the Distribution Date, subject to limited exceptions with respect to certain employee claims, or in the structure or material of any building or facility, subject to exceptions with respect to employee claims relating to Xylem buildings or facilities. The indemnification associated with pending and future asbestos claims does not expire. Xylem has not recorded a liability for material matters for which we expect to be indemnified by the former parent or Exelis Inc. through the Distribution Agreement and we are not aware of any claims or other circumstances that would give rise to material payments from us under such indemnifications. On May 29, 2015, Harris Inc. acquired Exelis.  As the parent of Exelis, Harris Inc. is responsible for Exelis’ indemnification obligations under the Distribution Agreement.
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of June 30, 2019 and December 31, 2018, the amount of stand-by letters of credit, bank guarantees and surety bonds was $305 million and $275 million, respectively.
Environmental
In the ordinary course of business, we are subject to federal, state, local, and foreign environmental laws and regulations. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of sites in various countries. These sites are in various stages of investigation and/or remediation and in many of these proceedings our liability is considered de minimis. We have received notification from the United States Environmental Protection Agency, and from similar state and foreign environmental agencies, that a number of sites formerly or currently owned and/or operated by Xylem or for which we are responsible under the Distribution Agreement, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under federal and state environmental laws and regulations.
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $3 million and $4 million as of June 30, 2019 and December 31, 2018, respectively, for environmental matters.
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

Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. The table below provides the changes in our product warranty accrual:

(in millions)	2019	2018
Warranty accrual – January 1	$60	$82
Net charges for product warranties in the period	11	13
Settlement of warranty claims	(23)	(24)
Foreign currency and other	—	1
Warranty accrual - June 30	$48	$72

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2018 Annual Report). The following tables contain financial information for each reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Revenue:
Water Infrastructure	$561	$546	$1,043	$1,026
Applied Water	394	388	773	754
Measurement & Control Solutions	390	383	766	754
Total	$1,345	$1,317	$2,582	$2,534
Operating Income:
Water Infrastructure	$98	$92	$149	$141
Applied Water	62	61	118	111
Measurement & Control Solutions	26	31	42	64
Corporate and other	(15)	(13)	(29)	(32)
Total operating income	$171	$171	$280	$284
Interest expense	$18	21	$36	$42
Other non-operating income, net	3	2	5	5
Gain (loss) from sale of business	—	(2)	1	(2)
Income before taxes	$156	$150	$250	$245
Depreciation and Amortization:
Water Infrastructure	$16	$16	$31	$33
Applied Water	6	6	12	11
Measurement & Control Solutions	35	36	71	73
Regional selling locations (a)	4	5	8	10
Corporate and other	2	2	5	5
Total	$63	$65	$127	$132
Capital Expenditures:
Water Infrastructure	$21	$17	$51	$40
Applied Water	4	5	10	14
Measurement & Control Solutions	29	22	53	46
Regional selling locations (b)	5	3	9	8
Corporate and other	1	3	6	3
Total	$60	$50	$129	$111

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
Factors that could cause results to differ materially from those anticipated include: overall economic and business conditions, political and other risks associated with our international operations, including military actions, economic sanctions or trade barriers including tariffs and embargoes that could affect customer markets and our business, and non-compliance with laws, including foreign corrupt practice laws, export and import laws and competition laws; potential for unexpected cancellations or delays of customer orders in our reported backlog; our exposure to fluctuations in foreign currency exchange rates; competition and pricing pressures in the markets we serve; the strength of housing and related markets; weather conditions; ability to retain and attract talent and key members of management; our relationship with and the performance of our channel partners; our ability to successfully identify, complete and integrate acquisitions; our ability to borrow or to refinance our existing indebtedness and availability of liquidity sufficient to meet our needs; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; changes in the value of goodwill or intangible assets; risks relating to product defects, product liability and recalls; claims or investigations by governmental or regulatory bodies; security breaches or other disruptions of our information technology systems; litigation and contingent liabilities; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Annual Report") and with subsequent filings we make with the Securities and Exchange Commission ("SEC").
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

Executive Summary
Xylem reported revenue for the second quarter of 2019 of $1,345 million, an increase of 2.1% compared to $1,317 million reported in the second quarter of 2018. On a constant currency basis, revenue increased by $60 million, or 4.6%, primarily consisting of organic revenue growth of $69 million, or 5.2%, driven by growth across all segments and in all end markets. A decrease from revenue related to divestitures of $9 million partially offset the revenue growth during the quarter.
We generated operating income of $171 million (margin of 12.7%) during the second quarter of 2019, as compared to $171 million (margin of 13.0%) in 2018. Operating income in the second quarter of 2019 included an unfavorable impact from increased restructuring and realignment costs of $11 million, partially offset by a decrease in special charges of $1 million during the period. Excluding the impact of these items, adjusted operating income was $192 million (adjusted margin of 14.3%) during the second quarter of 2019 as compared to $182 million (adjusted margin of 13.8%) in 2018. The increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives, price realization and favorable volume impacts, which were partially offset by cost inflation, increased spending on strategic investments and unfavorable mix.

Additional financial highlights for the quarter ended June 30, 2019 include the following:

•	Orders of $1,392 million, up 1.0% from $1,378 million in the prior year, up 3.9% on an organic basis

•	Earnings per share of $0.77, up 20.3% when compared to the prior year ($0.79, up 8.2% on an adjusted basis)

•
Cash flow from operating activities of $206 million for the six months ended June 30, 2019, up 2.5% from the prior year. Free cash flow, excluding Sensus acquisition related costs, of $77 million decreased $14 million over the prior year, as increased spending on capital investments was partially offset by higher operating cash flows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share data)	2019	2018	2019	2018
Net income	$139	$115	$218	$194
Earnings per share - diluted	$0.77	$0.64	$1.20	$1.07
Restructuring and realignment, net of tax of $4 and $8 for 2019 and $3 and $7 for 2018	17	7	33	19
Special charges, net of tax of $0 for 2019 and net of tax of $0 and $1 for 2018	—	1	4	6
Tax-related special items	(13)	6	(17)	3
(Gain) loss from sale of business, net of tax of $0 for 2019 and $0 for 2018	—	2	(1)	2
Adjusted net income	$143	$131	$237	$224
Adjusted earnings per share	$0.79	$0.73	$1.31	$1.24

•	"adjusted operating expenses" defined as operating expenses adjusted to exclude restructuring and realignment costs and special charges.

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

•
"free cash flow" defined as net cash from operating activities, as reported in the Statement of Cash Flows, less capital expenditures as well as adjustments for other significant items that impact current results which management believes are not related to our ongoing operations and performance. Our definition of "free cash flow" does not consider certain non-discretionary cash payments, such as debt. The following table provides a reconciliation of free cash flow.

	Six Months Ended
	June 30,
(In millions)	2019	2018
Net cash provided by operating activities	$206	$201
Capital expenditures	(129)	(111)
Free cash flow	$77	$90
Cash paid for Sensus acquisition related costs	$—	$(1)
Free cash flow, excluding Sensus acquisition related costs	$77	$91

•
“EBITDA” defined as earnings before interest, taxes, depreciation and amortization expense and "Adjusted EBITDA" reflects the adjustment to EBITDA to exclude share-based compensation, restructuring and realignment costs, special charges and gain or loss from sale of businesses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Net Income	$139	$115	$218	$194
Income tax expense	17	35	32	51
Interest expense (income), net	18	20	35	40
Depreciation	29	29	58	58
Amortization	34	36	69	74
EBITDA	$237	$235	$412	$417
Share-based compensation	$7	$7	16	16
Restructuring and realignment	21	9	41	25
Special charges	—	1	4	7
(Gain) loss from sale of business	—	2	(1)	2
Adjusted EBITDA	$265	$254	$472	$467

2019 Outlook
We anticipate total revenue growth in the range of 2% to 3% in 2019, with organic revenue growth anticipated to be in the range of 5% to 6%. The following is a summary of our organic revenue outlook by end market.

•
Utilities increased approximately 7% organically through the first half of the year driven by strength in the United States and Asia Pacific, partially offset by weakness in Canada and western Europe. For 2019, we expect organic growth in the mid to high-single-digit range (versus mid-single digits) driven by healthy water and wastewater spending in the United States and smart meter and infrastructure analytics growth opportunities. We also anticipate that a healthy infrastructure investment focus in the emerging markets will continue in China and India, offset by softer than anticipated conditions in Europe.

•
Industrial increased by approximately 3% organically through the first half of the year driven by strength in the United States and Asia Pacific. For 2019, we expect organic growth in the low-single-digits range (versus low-to-mid single digits) driven by continued solid industrial conditions in the United States as the oil and gas markets begin to stabilize after a strong 2018. We anticipate mixed market conditions outside of the United States with strength in Australia and India, offset by slowing growth in China and softer than anticipated conditions in Europe and the Middle East.

•
In the commercial markets, organic growth was approximately 9% through the first half of the year driven by strength in the emerging markets and the United States. For 2019, we expect organic growth in the mid-single-digit range as the overall market will begin to moderate after two years of strong performance. Organic growth will be driven by continued strength in the United States, moderating slightly in the second half of the year, and the emerging markets led by initiatives in the China and India building markets, offset by softness in Europe.

•
In residential markets, organic growth was approximately 3% through the first half of the year driven by strength in the United States and Asia Pacific, partially offset by weakness in western Europe and the Middle East and Africa. For 2019, we expect flat to low-single-digit growth (versus low-single digits) primarily driven by continued competition in the United States replacement market as the housing market begins to stabilize. We also anticipate modest growth opportunities in China and other Asia Pacific countries for secondary clean water sources, offset by soft performance in Europe from weaker than anticipated economic conditions.

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

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2019	2018	Change		2019	2018	Change
Revenue	$1,345	$1,317	2.1%		$2,582	$2,534	1.9%
Gross profit	526	519	1.3%		1,000	979	2.1%
Gross margin	39.1%	39.4%	(30)	bp	38.7%	38.6%	10	bp
Total operating expenses	355	348	2.0%		720	695	3.6%
Expense to revenue ratio	26.4%	26.4%	—	bp	27.9%	27.4%	50	bp
Restructuring and realignment costs	21	10	110.0%		41	26	57.7%
Special charges	—	1	—%		4	7	(42.9)%
Adjusted operating expenses	334	337	(0.9)%		675	662	2.0%
Adjusted operating expenses to revenue ratio	24.8%	25.6%	(80)	bp	26.1%	26.1%	—	bp
Operating income	171	171	—%		280	284	(1.4)%
Operating margin	12.7%	13.0%	(30)	bp	10.8%	11.2%	(40)	bp
Interest and other non-operating expense, net	15	19	(21.1)%		31	37	(16.2)%
Gain (loss) from sale of business	—	(2)	NM	%	1	(2)	(150.0)%
Income tax expense	17	35	(51.4)%		32	51	(37.3)%
Tax rate	10.5%	23.2%	(1,270)	bp	12.8%	20.8%	(800)	bp
Net income	$139	$115	20.9%		$218	$194	12.4%
NM - Not meaningful percentage change
Revenue
Revenue generated during the three and six months ended June 30, 2019 was $1,345 million and $2,582 million, reflecting increases of $28 million, or 2.1%, and $48 million, or 1.9%, respectively, compared to the same prior year periods. On a constant currency basis, revenue grew 4.6% and 5.2% for the three and six months ended June 30, 2019. The increases at constant currency consisted primarily of increases in organic revenue of $69 million and $145 million, respectively, reflecting strong organic growth in the United States and Asia Pacific, particularly in China and India, for both periods, and in Australia for the quarter. This growth was partially offset by organic declines in western Europe, particularly in the United Kingdom, and Latin America for both periods. There was a decrease in revenue related to divestitures of $9 million during the second quarter of 2019 and a net decrease in revenue related to acquisition and divestiture impacts of $14 million for the six months ended June 30, 2019.

The following tables illustrate the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three and six months ended June 30, 2019:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2018 Revenue	$546		$388		$383		$1,317
Organic growth	31	5.7%	14	3.6%	24	6.3%	69	5.2%
Acquisitions/Divestitures	—	—%	—	—%	(9)	(2.3)%	(9)	(0.6)%
Constant currency	31	5.7%	14	3.6%	15	3.9%	60	4.6%
Foreign currency translation (a)	(16)	(2.9)%	(8)	(2.1)%	(8)	(2.1)%	(32)	(2.5)%
Total change in revenue	15	2.7%	6	1.5%	7	1.8%	28	2.1%
2019 Revenue	$561		$394		$390		$1,345

(a)
Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Chinese Yuan, the British Pound, the Australian Dollar and the Swedish Krona.

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2018 Revenue	$1,026		$754		$754		$2,534
Organic growth	63	6.1%	39	5.2%	43	5.7%	145	5.7%
Acquisitions/Divestitures	—	—%	—	—%	(14)	(1.9)%	(14)	(0.5)%
Constant currency	63	6.1%	39	5.2%	29	3.8%	131	5.2%
Foreign currency translation (a)	(46)	(4.4)%	(20)	(2.7)%	(17)	(2.2)%	(83)	(3.3)%
Total change in revenue	17	1.7%	19	2.5%	12	1.6%	48	1.9%
2019 Revenue	$1,043		$773		$766		$2,582

(a)
Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Chinese Yuan, the British Pound, the Swedish Krona and the Australian Dollar.

Water Infrastructure
Water Infrastructure revenue increased $15 million, or 2.7%, for the second quarter of 2019 (5.7% increase at constant currency) compared to 2018. Revenue growth was negatively impacted by $16 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $31 million. Organic growth for the quarter was driven by strength in the utility end market, particularly in United States, where we benefited from healthy order intake and strong market conditions across all applications, as well as growth in Asia Pacific and across western Europe. Organic growth for the quarter was also driven by strength in the industrial end market, particularly in Asia Pacific and the United States. Organic growth in the industrial end market was partially offset by declines in western Europe primarily due to the timing of project deployments in the prior year. Price realization contributed to the organic growth in both end markets during the quarter.
From an application perspective, organic revenue growth for the second quarter was driven primarily by our transport application. The transport application had strong revenue growth in the United States and Asia Pacific driven by healthy order intake and price realization during the quarter as well as continued growth in the global dewatering rental business, coming from strength in mining and construction. Organic revenue from our treatment application also contributed to the segment's growth with strong project deliveries in the United States and China. Organic growth for the treatment application was partially offset by declines in Latin America, primarily due to a large treatment project delivery in the prior year, as well as softness in the Middle East.
For the six months ended June 30, 2019, revenue increased $17 million, or 1.7% (6.1% increase at constant currency) as compared to 2018. Revenue growth was negatively impacted by $46 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $63 million. Organic growth for the six month period was primarily driven by strength in the utility end market, particularly in the United States, where we benefited from healthy order intake and strong market conditions across all applications. The utility end market also saw growth in Asia Pacific from strong project delivery. Organic growth during the six month period was also driven by strength in the industrial end market, particularly in Asia Pacific, where rental business grew, and in the United States where we benefited from strong market conditions in construction. Organic growth in the industrial end market was partially offset by declines in western Europe due to the timing of project deployments in the prior year. Organic growth in both end markets also benefited from price realization year over year.
From an application perspective, organic revenue growth for the six months ended June 30, 2019 was driven primarily by our transport application. The transport application had strong organic revenue growth from the global dewatering rental business, coming from strength in mining and construction, particularly in the United States and Australia. Transport also had strong organic revenue growth driven by strong project deliveries and price realization in the United States and the Emerging Markets. Organic revenue from our treatment application also contributed to the segment's growth with project deliveries in the United States and China where we benefited from healthy order intake coming into the year. This organic growth was partially offset by declines in Europe, the Middle East and Latin America, primarily due to the timing of large treatment project deliveries in the prior year.
Applied Water
Applied Water revenue increased $6 million, or 1.5%, for the second quarter of 2019 (3.6% increase at constant currency) as compared to the prior year. Revenue was negatively impacted by $8 million of foreign currency translation for the quarter. Revenue growth at constant currency consisted of organic growth of $14 million, or 3.6%, which was driven by strength in the commercial end market, as well as modest growth in the industrial and residential end markets. From an application perspective, organic revenue growth in the second quarter was led by strength in the commercial building services application, primarily driven by price realization and healthy demand in North America and China. The industrial water application revenue also grew organically, primarily driven by price realization and healthy market conditions in the United States, as well as project deliveries across western Europe. Modest organic growth in residential building services came primarily from price realization in the United States and strong second water supply business in China, which was partially offset by declines in western Europe during the quarter.
For the six months ended June 30, 2019, revenue increased $19 million, or 2.5% (5.2% increase at constant currency) as compared to the prior year period. Revenue was negatively impacted by $20 million of foreign currency translation for the period. Revenue growth at constant currency consisted of organic growth of $39 million, or 5.2%, which was primarily driven by strength in the commercial end market, as well as growth in the industrial and residential end markets. From an application perspective, organic revenue growth during the six month period was led by growth in the commercial building services application, primarily driven by strong price realization and healthy industry demand in the United States, as well as continued benefits of product localization in China. The industrial water application revenue also grew organically, primarily driven by market growth in western Europe coupled with customers stocking orders due to political concerns and strength in the United States. Organic growth in residential building services for the first half was driven by similar dynamics as the second quarter.
Measurement & Control Solutions
Measurement & Control Solutions revenue increased $7 million, or 1.8%, for the second quarter of 2019 (3.9% at constant currency) as compared to the prior year. Revenue was negatively impacted by $8 million of foreign currency translation for quarter. Revenue growth at constant currency was made up of organic revenue growth of $24 million, or 6.3%, which was partially offset by $9 million of divestiture activity. Organic revenue growth for the quarter was driven by strength in the utility end market, primarily in the United States. From an application perspective, organic revenue from the water application contributed very strong organic growth for the segment, led by the Sensus business which had order strength in the United States and project deployments in western Europe during the quarter. Organic growth in the water application in these same regions was partially offset by organic declines in the newer, Advanced Infrastructure Analytics ("AIA") business. The energy application also contributed modest organic growth, driven by gas project deployments during the quarter which more than offset the lapping of large electric project deployments in the prior year. Organic revenue growth during the quarter was partially offset by a slight decline in the software as a service ("SaaS") and other application in the United Kingdom, while the test application had modest organic growth as compared to the prior year.

For the six months ended June 30, 2019, revenue increased $12 million, or 1.6% (3.8% at constant currency) as compared to the prior year. Revenue was negatively impacted by $17 million of foreign currency translation during the six month period. Revenue growth at constant currency was made up of organic revenue growth of $43 million, or 5.7%, partially offset by $14 million of reduced revenue related to the net acquisition and divestiture activity. Organic revenue growth for the period was driven by strength in the utility end market, primarily in the United States and India, partially offset by declines in the United Kingdom and Canada. From an application perspective, organic revenue from the water application contributed very strong organic growth for the segment, with project deployments in the United States and India during the period. The strong organic growth in water was partially offset by declines in the software as a service ("SaaS") and other application primarily due to the timing of a large software sale in the prior year in the United Kingdom. The energy application also had a modest decline in revenue, with gas project deployments being more that offset by lower revenues in electric in the United States due to the timing of a large project deployment. The test application remained relatively flat as compared to the prior year.
Orders / Backlog
The following tables illustrate the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to orders during the three and six months ended June 30, 2019:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2018 Orders	$580		$401		$397		$1,378
Organic Growth	22	3.8%	6	1.5%	26	6.5%	54	3.9%
Acquisitions/(Divestitures)	—	—%	—	—%	(7)	(1.7)%	(7)	(0.5)%
Constant Currency	22	3.8%	6	1.5%	19	4.8%	47	3.4%
Foreign currency translation (a)	(16)	(2.8)%	(8)	(2.0)%	(9)	(2.3)%	(33)	(2.4)%
Total change in orders	6	1.0%	(2)	(0.5)%	10	2.5%	14	1.0%
2019 Orders	$586		$399		$407		$1,392

(a)
Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Chinese Yuan, the British Pound, the Australian Dollar and the Swedish Krona.

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2018 Orders	$1,134		$785		$779		$2,698
Organic Growth	35	3.1%	28	3.6%	44	5.6%	107	4.0%
Acquisitions/(Divestitures)	—	—%	—	—%	(9)	(1.1)%	(9)	(0.4)%
Constant Currency	35	3.1%	28	3.6%	35	4.5%	98	3.6%
Foreign currency translation (a)	(51)	(4.5)%	(20)	(2.6)%	(18)	(2.3)%	(89)	(3.3)%
Total change in orders	(16)	(1.4)%	8	1.0%	17	2.2%	9	0.3%
2019 Orders	$1,118		$793		$796		$2,707

(a)
Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Chinese Yuan, the British Pound, the Swedish Krona and the Australian Dollar.

Orders received during the second quarter of 2019 were $1,392 million, an increase of $14 million, or 1.0%, over the prior year (3.4% increase at constant currency). Orders received during the six months ended June 30, 2019 were $2,707 million, an increase of $9 million, or 0.3%, over the prior year (3.6% increase at constant currency). The order growth was negatively impacted by $33 million and $89 million of foreign currency translation for the three and six months ended June 30, 2019, respectively. The order growth at constant currency primarily consisted of organic order growth of 3.9% and 4.0% for the three and six months ended June 30, 2019, respectively. Orders related to divestitures of $7 million reduced order growth during the second quarter of 2019 and net acquisition and divestiture activity of $9 million reduced order growth during the six months ended June 30, 2019.
Water Infrastructure segment orders increased $6 million, or 1.0%, to $586 million (3.8% increase at constant currency) for the quarter as compared to the prior year. Order growth for the segment was negatively impacted by $16 million of foreign currency translation for the second quarter. The order increase on a constant currency basis was driven by organic order growth in the transport application. Transport organic order growth was primarily driven by strong pump order intake in India and China, as well as dewatering rental order strength in Europe. Organic orders for the treatment application declined during the quarter, primarily driven by project timing comparisons in North America and India.
For the six months ended June 30, 2019, orders decreased $16 million, or 1.4%, to $1,118 million (3.1% increase at constant currency) as compared to the same prior year period. Order growth for the segment was negatively impacted by $51 million of foreign currency translation for the six months. The order increase on a constant currency basis was driven by organic order growth in the transport application. Transport organic order growth was primarily driven by strong market conditions, coupled with some price realization, in Europe, North America, China and India. Organic orders for the treatment application declined during the period, primarily driven by project timing in North America, China and India due to the timing of large project orders in the prior year.
Applied Water segment orders decreased $2 million, or 0.5%, to $399 million (1.5% increase at constant currency) for the second quarter of 2019 as compared to the prior year. Order growth for the quarter was negatively impacted by $8 million of foreign currency translation. The order increase on a constant currency basis was driven by strong industrial and residential order intake in China and the United States, which were partially offset by a reduction of orders in Europe during the quarter.
For the six months ended June 30, 2019, orders increased $8 million, or 1.0%, to $793 million (3.6% increase at constant currency) as compared to the same prior year period. Order growth for the period was negatively impacted by $20 million of foreign currency translation. The order increase on a constant currency basis was driven by strong industrial and residential order intake in the United States, China and Europe, which were partially offset by a reduction of orders in the Middle East during the period.
Measurement & Control Solutions segment orders increased $10 million, or 2.5%, to $407 million (4.8% increase at constant currency) for the second quarter of 2019 as compared to the prior year. Order growth in the quarter was negatively impacted by $9 million of foreign currency translation. The order increase at constant currency included organic order growth of $26 million, or 6.5%, which was partially offset by $7 million of divestiture activity. Organic order growth was driven by large deployment orders within the Sensus business in western Europe and India for water, which more than offset the impact of strong order intake during the prior year in North America and Asia Pacific. Organic order growth from the water application was partially offset by organic declines in order intake within the AIA business during the quarter. The energy application also contributed to the organic growth during quarter as gas order growth in North America was partially offset by the lapping of large electric project deployments in the prior year. SaaS and other also experienced organic growth during the quarter, driven by order strength in North America, while organic orders for the test application remained relatively consistent with the prior year.
For the six months ended June 30, 2019, orders increased $17 million, or 2.2%, to $796 million (4.5% increase at constant currency) as compared to the same prior year period. Order growth during the period was negatively impacted by $18 million of foreign currency translation. The order increase at constant currency included organic order growth of $44 million, or 5.6%, which was partially offset by $9 million from the net acquisition and divestiture activity during the period. Organic order growth was driven by large deployment orders within our Sensus business in western Europe and India for water, which was partially offset by organic declines in the orders within our AIA business. SaaS and other also contributed to the organic growth, driven by order strength in North America, while the energy application experienced modest organic growth during period as gas order strength in North America was partially offset by the lapping of large electric project deployments in the prior year. Organic orders for the test application during the period remained relatively consistent with the prior year.
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays can occur from time to time. Total backlog was $1,865 million at June 30, 2019, an increase of $158 million or 9.3%, as compared to June 30, 2018 backlog of $1,707 million, and an increase of $176 million or 10.4%, as compared to December 31, 2018 backlog of $1,689 million. We anticipate that over 50% of the backlog at June 30, 2019 will be recognized as revenue in the remainder of 2019.
Gross Margin
Gross margin as a percentage of revenue decreased 30 and increased 10 basis points to 39.1% and 38.7%, respectively, for the three and six months ended June 30, 2019 as compared to 39.4% and 38.6%, respectively, for comparative 2018 periods. The gross margin decrease for the quarter was primarily driven by cost inflation and unfavorable mix, which were partially offset by cost reductions from global procurement and productivity improvement initiatives and price realization. The slight gross margin increase for six month period was primarily driven by cost reductions from global procurement and productivity improvement initiatives and price realization, which were partially offset by cost inflation, unfavorable mix and lower overhead cost absorption.
Operating Expenses
The following table presents operating expenses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2019	2018	Change		2019	2018	Change
Selling, general and administrative expenses ("SG&A")	$294	$293	0.3%		$597	$589	1.4%
SG&A as a % of revenue	21.9%	22.2%	(30)	bp	23.1%	23.2%	(10)	bp
Research and development expenses ("R&D")	47	50	(6.0)%		98	91	7.7%
R&D as a % of revenue	3.5%	3.8%	(30)	bp	3.8%	3.6%	20	bp
Restructuring and asset impairment charges	14	5	180.0%		25	15	66.7%
Operating expenses	$355	$348	2.0%		$720	$695	3.6%
Expense to revenue ratio	26.4%	26.4%	—	bp	27.9%	27.4%	50	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses increased by $1 million to $294 million, or 21.9% of revenue, in the second quarter of 2019, as compared to $293 million, or 22.2% of revenue, in the comparable 2018 period; and increased $8 million to $597 million, or 23.1% of revenue, in the six months ended June 30, 2019, as compared to $589 million or 23.2% of revenue for the six months ended in 2018. The improvement in SG&A as a percent of revenue for both periods was primarily driven by cost reductions from global procurement and productivity improvement initiatives, which were partially offset by cost inflation and additional investment in strategic growth initiatives.
Research and Development ("R&D") Expenses
R&D spending was $47 million or 3.5% of revenue in the second quarter of 2019, as compared to $50 million or 3.8% of revenue in the comparable period of 2018; and was $98 million or 3.8% of revenue in the six months ended June 30 2019, as compared to $91 million or 3.6% of revenue in the comparable period of 2018. Additionally, we capitalized R&D on external sale software of $16 million and $33 million for the three and six months ended June 30, 2019, as compared to $13 million and $33 million in the prior year periods. Our overall increased spending on R&D for the year is driven by development needs to drive new product growth.

Restructuring Charges and Asset Impairment
Restructuring
During the three and six months ended June 30, 2019, we recognized restructuring charges of $14 million and $22 million, respectively. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Measurement & Control Solutions and Water Infrastructure segments, as well as headcount reductions in our Applied Water segment. Included in the charges recorded during the three and six months ended June 30, 2019 were $0 million and $2 million, respectively, related to actions commenced in prior years.
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
The following table presents expected restructuring spend for actions commenced as of June 30, 2019:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2019:
Total expected costs	$17	$4	$8	$—	$29
Costs incurred during Q1 2019	3	—	3	—	6
Costs incurred during Q2 2019	7	2	5	—	14
Total expected costs remaining	$7	$2	$—	$—	$9

Actions Commenced in 2018:
Total expected costs	$8	$1	$7	$—	$16
Costs incurred during 2018	7	1	7	—	15
Costs incurred during Q1 2019	1	—	—	—	1
Costs incurred during Q2 2019	—	—	—	—	—
Total expected costs remaining	$—	$—	$—	$—	$—

Actions Commenced in 2017:
Total expected costs	$16	$8	$4	$—	$28
Costs incurred during 2017	5	4	2	—	11
Costs incurred during 2018	2	1	1	—	4
Costs incurred during Q1 2019	—	—	1	—	1
Costs incurred during Q2 2019	—	—	—	—	—
Total expected costs remaining	$9	$3	$—	$—	$12
The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2019 consist primarily of severance charges and are expected to continue through the end of 2019. The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2018 consist primarily of severance charges and are complete. The Water Infrastructure, Applied Water and Measurement & Control Solutions actions commenced in 2017 consist primarily of severance charges and are expected to continue through the fourth quarter of 2020.
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
Operating Income
Operating income during the second quarter of both 2019 and 2018 was $171 million. Operating margin was 12.7% for 2019 versus 13.0% for 2018, a decrease of 30 basis points. The decrease in operating margin was primarily due to cost inflation, increased spending on strategic investments, an increase in restructuring and realignment costs and unfavorable mix. These unfavorable impacts on operating margin were largely offset by cost reductions from our global procurement and productivity initiatives, improved price realization and favorable volume impacts.
Adjusted operating income was $192 million with an adjusted operating margin of 14.3% in 2019 as compared to adjusted operating income of $182 million with an adjusted operating margin of 13.8% in the second quarter of 2018. The increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives, improved price realization and favorable volume impacts. These impacts were partially offset by cost inflation, increased spending on strategic investments and unfavorable mix.
Operating income for the six months ended June 30, 2019 was $280 million, reflecting a decrease of 1.4% compared to $284 million in 2018. Operating margin was 10.8% for 2019 versus 11.2% for 2018, a decrease of 40 basis points. The decrease in operating margin was primarily due to cost inflation, increased spending on strategic investments, an increase in restructuring and realignment costs, unfavorable mix and lower overhead cost absorption. These unfavorable impacts on operating margin were largely offset by cost reductions from our global procurement and productivity initiatives, improved price realization and favorable volume impacts.
Adjusted operating income was $325 million with an adjusted operating margin of 12.6% for the six months ended June 30, 2019 as compared to adjusted operating income of $317 million with an adjusted operating margin of 12.5% in 2018. The slight increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives, improved price realization and favorable volume impacts. These impacts were partially offset by cost inflation, increased spending on strategic investments, unfavorable mix and lower overhead cost absorption.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2019	2018	Change		2019	2018	Change
Water Infrastructure
Operating income	$98	$92	6.5%		$149	$141	5.7%
Operating margin	17.5%	16.8%	70	bp	14.3%	13.7%	60	bp
Restructuring and realignment costs	9	5	80.0%		18	10	80.0%
Adjusted operating income	$107	$97	10.3%		$167	$151	10.6%
Adjusted operating margin	19.1%	17.8%	130	bp	16.0%	14.7%	130	bp
Applied Water
Operating income	$62	$61	1.6%		$118	$111	6.3%
Operating margin	15.7%	15.7%	—	bp	15.3%	14.7%	60	bp
Restructuring and realignment costs	4	2	100.0%		7	5	40.0%
Adjusted operating income	$66	$63	4.8%		$125	$116	7.8%
Adjusted operating margin	16.8%	16.2%	60	bp	16.2%	15.4%	80	bp
Measurement & Control Solutions
Operating income	$26	$31	(16.1)%		$42	$64	(34.4)%
Operating margin	6.7%	8.1%	(140)	bp	5.5%	8.5%	(300)	bp
Restructuring and realignment costs	8	3	166.7%		16	11	45.5%
Special charges	—	1	NM		4	3	33.3%
Adjusted operating income	$34	$35	(2.9)%		$62	$78	(20.5)%
Adjusted operating margin	8.7%	9.1%	(40)	bp	8.1%	10.3%	(220)	bp
Corporate and other
Operating loss	$(15)	$(13)	15.4%		$(29)	$(32)	(9.4)%
Special charges	—	—	—%		—	4	NM
Adjusted operating loss	$(15)	$(13)	15.4%		$(29)	$(28)	3.6%
Total Xylem
Operating income	$171	$171	—%		$280	$284	(1.4)%
Operating margin	12.7%	13.0%	(30)	bp	10.8%	11.2%	(40)	bp
Restructuring and realignment costs	21	10	110.0%		41	26	57.7%
Special charges	—	1	NM		4	7	(42.9)%
Adjusted operating income	$192	$182	5.5%		$325	$317	2.5%
Adjusted operating margin	14.3%	13.8%	50	bp	12.6%	12.5%	10	bp
NM - Not meaningful percentage change

Water Infrastructure
Operating income for our Water Infrastructure segment increased $6 million, or 6.5%, for the second quarter of 2019 compared to the prior year, with operating margin also increasing from 16.8% to 17.5%. Operating margin was negatively impacted by increased restructuring and realignment costs of $4 million in 2019. Excluding these restructuring and realignment costs, adjusted operating income increased $10 million, or 10.3%, with adjusted operating margin increasing from 17.8% to 19.1%. The increase in adjusted operating margin for the quarter was primarily due to cost reductions from our global procurement and productivity initiatives, price realization and favorable volume, which were partially offset by cost inflation, unfavorable mix impacts and increased spending on strategic investments.
For the six months ended June 30, 2019, operating income increased $8 million, or 5.7%, as compared to the prior year, with operating margin also increasing from 13.7% to 14.3%. Operating margin was negatively impacted by increased restructuring and realignment costs of $8 million in 2019. Excluding these restructuring and realignment costs, adjusted operating income increased $16 million, or 10.6%, with adjusted operating margin increasing from 14.7% to 16.0%. The increase in adjusted operating margin during the period was primarily due to cost reductions from our global procurement and productivity initiatives, price realization and favorable volume, which were partially offset by cost inflation, lower overhead cost absorption and increased spending on strategic investments.
Applied Water
Operating income for our Applied Water segment increased $1 million, or 1.6%, for the second quarter of 2019 compared to the prior year, with operating margin remaining flat at 15.7%. Operating margin was negatively impacted by increased restructuring and realignment costs of $2 million in 2019. Excluding these restructuring and realignment costs, adjusted operating income increased $3 million, or 4.8%, with adjusted operating margin increasing from 16.2% to 16.8%. The increase in adjusted operating margin was primarily due to improved price realization and cost reductions from our global procurement and productivity initiatives, which were partially offset by cost inflation, unfavorable mix, negative currency impacts, lower overhead cost absorption and increased spending on strategic investments.
For the six months ended June 30, 2019, operating income increased $7 million, or 6.3%, as compared to the prior year, with operating margin also increasing from 14.7% to 15.3%. Operating margin was negatively impacted by increased restructuring and realignment costs of $2 million in 2019. Excluding these restructuring and realignment costs, adjusted operating income increased $9 million, or 7.8%, with adjusted operating margin increasing from 15.4% to 16.2%. The increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives and price realization, which were partially offset by cost inflation, negative currency impacts, lower overhead cost absorption and increased spending on strategic investments.
Measurement & Control Solutions
Operating income for our Measurement & Control Solutions segment decreased $5 million, or 16.1%, for the second quarter of 2019 compared to the prior year, with operating margin also decreasing from 8.1% to 6.7%. Operating margin was negatively impacted by increased restructuring and realignment costs of $5 million in 2019. This impact was partially offset by $1 million of special charges incurred during the quarter in 2018 that did not recur. Excluding these items, adjusted operating income decreased $1 million, or 2.9%, with adjusting operating margin decreasing from 9.1% to 8.7%. The decrease in adjusted operating margin was primarily due to increases in cost inflation, increased spending on strategic investments and unfavorable mix impacts. These impacts were partially offset by cost reductions from our global procurement and productivity initiatives, favorable volume impacts and price realization.
For the six months ended June 30, 2019, operating income decreased $22 million, or 34.4%, as compared to the prior year, with operating margin also decreasing from 8.5% to 5.5%. Operating margin was negatively impacted by increased restructuring and realignment costs of $5 million and special charges of $1 million during the period. Excluding these items, adjusted operating income decreased $16 million, or 20.5%, with adjusting operating margin decreasing from 10.3% to 8.1%. The decrease in adjusted operating margin was primarily due to increases in cost inflation, increased spending on strategic investments and unfavorable mix impacts. Purchase accounting impacts from prior year acquisitions also negatively affected operating margin. These impacts were partially offset by cost reductions from our global procurement and productivity initiatives, favorable volume impacts and price realization.

Corporate and other
Operating loss for corporate and other increased $2 million, or 15.4%, for the second quarter of 2019 compared to the prior year, primarily due to increased employee related costs. For the six months ended June 30, 2019, operating loss for corporate and other decreased $3 million, or 9.4%, compared to the same prior year period, primarily due to $4 million of special charges incurred during the quarter in 2018 that did not recur. Excluding these costs, adjusted operating loss increased $1 million, or 3.6%, compared to the prior year.
Interest Expense
Interest expense was $18 million and $36 million for the three and six months ended June 30, 2019, and $21 million and $42 million for the three and six months ended June 30, 2018. The decrease in interest expense for the both the three and six month periods ended June 30, 2019 is primarily driven by additional interest expense that was incurred during 2018 related to debt that was entered into to fund our acquisition of Pure Technologies Ltd.. See Note 13, "Credit Facilities and Debt", of our consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for the three months ended June 30, 2019 was $17 million resulting in an effective tax rate of 10.5%, compared to $35 million resulting in an effective tax rate of 23.2% for the same period in 2018. The income tax provision for the six months ended June 30, 2019 was $32 million resulting in an effective tax rate of 12.8%, compared to $51 million resulting in an effective tax rate of 20.8% for the same period in 2018. The effective tax rate for the three and six month periods ended June 30, 2019 is lower than the same periods in 2018 primarily due to changes in tax law in Switzerland in 2019 offset in part by the settlement of tax examinations in 2018.
Other Comprehensive Income
Other comprehensive loss was $11 million for the three months ended June 30, 2019 compared to a loss of $87 million for the same period in 2018. Foreign currency translation contributed favorable impacts during the quarter of $42 million, driven by the strengthening of the Euro, the South African Rand, the Canadian Dollar and the Polish Zloty as compared to the U.S. Dollar in 2019 versus the weakening of these currencies in the same prior year period. Additionally, the weakening of the Great British Pound and the Chinese Yuan as compared to the U.S. Dollar was not as negative in 2019 versus the weakening of these currencies in the same prior year period. These favorable currency translation impacts were partially offset by the negative movement in our Euro net investment hedges during the quarter. In addition to net favorable foreign currency translation impacts, the tax impact on the movement in the net investment hedges as compared to the prior year of $23 million also contributed to the increase in other comprehensive income during the quarter. Changes in the impact of derivative instruments also contributed to the decrease in other comprehensive in the quarter.
For the six months ended June 30, 2019, other comprehensive income was $9 million compared to a loss of $67 million for the same period in 2018. Foreign currency translation contributed favorable impacts during the period of $63 million, driven by the strengthening of the Euro, the Canadian Dollar, the Great British Pound and the South African Rand as compared to the U.S. Dollar in 2019 versus the weakening of these currencies in the same prior year period. These favorable impacts were partially offset by the negative movement in our Euro net investment hedges during the period. In addition to net favorable foreign currency translation impacts, the tax impact on the movement in the net investment hedges as compared to the prior year of $9 million also contributed to the increase in other comprehensive income during the period.

Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Six Months Ended
	June 30,
(In millions)	2019	2018	Change
Operating activities	$206	$201	$5
Investing activities	(146)	(537)	391
Financing activities	25	252	(227)
Foreign exchange (a)	2	(9)	11
Total	$87	$(93)	$180

(a)	The impact is primarily due to the strengthening of the Chinese Yuan, the Indian Rupee,the Canadian Dollar and various other currencies against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
During the six months ended June 30, 2019, net cash provided by operating activities was $206 million, an increase of $5 million as compared to the same prior year period. This increase was primarily driven by increased cash from earnings during the period, largely offset by an increase in cash paid for taxes in the period, primarily driven by the utilization of tax credit carryforwards in the prior year that did not repeat in 2019.
Investing Activities
Cash used in investing activities was $146 million for the six months ended June 30, 2019 as compared to $537 million in the comparable prior year period. This decrease was mainly driven by the $430 million spent on 2018 acquisitions, primarily for the acquisition of Pure Technologies Ltd., versus the $18 million spent for acquisition activity during the current year period. This decrease is partially offset by an $18 million increase related to the timing of capital spending on additional plant improvements, including the purchase of a building, and new software tools.
Financing Activities
Cash generated by financing activities was $25 million for the six months ended June 30, 2019 as compared to cash generated of $252 million in the comparable prior year period. The decrease in cash generated by financing activities during the period was primarily due to higher levels of short-term debt related to acquisition financing during the first quarter of 2018 and an increase in dividends paid of $11 million during the period as compared to the prior year. These drivers were partially offset by a decrease in share repurchase activity of $19 million.
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
We monitor our global funding requirements and seek to meet our liquidity needs on a cost effective basis. Based on our current global cash positions, cash flows from operations and access to the commercial paper markets, we believe there is sufficient liquidity to meet our funding requirements.  In addition, our newly expanded committed credit facilities and access to the public debt markets would provide further liquidity if required.
We anticipate that our present sources of funds, including funds from operations and additional borrowings, will provide us with sufficient liquidity and capital resources to meet our liquidity and capital needs both inside and outside of the United States over the next twelve months.

Credit Facilities & Long-Term Contractual Commitments
See Note 13, "Credit Facilities and Debt", of our consolidated financial statements for a description of our credit facilities and long-term debt.
Non-United States Operations
We generated approximately 50% and 50% of our revenue from non-United States operations for the three and six months ended June 30, 2019 and 54% and 55% for the three and six months ended June 30, 2018, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-United States operations and we expect a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the United States and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, and reassess whether there is a demonstrated need to repatriate funds held internationally to support our United States operations. As of June 30, 2019, we have provided a deferred tax liability of $11 million for foreign withholding taxes and state income taxes on $530 million expected to be repatriated to the United States parent as deemed necessary. Repatriation is not expected to have a material impact on liquidity. As of June 30, 2019, our foreign subsidiaries were holding $301 million in cash or marketable securities.
Critical Accounting Estimates
Our discussion and analysis of our results of operations and capital resources are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report describes the critical accounting estimates used in preparation of the condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the information concerning our critical accounting estimates as stated in our 2018 Annual Report.
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
Other than as described in the preceding paragraph, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.             LEGAL PROCEEDINGS
From time to time we are involved in legal and regulatory proceedings that are incidental to the operation of our businesses (or the business operations of previously owned entities). These proceedings may seek remedies relating to environmental matters, tax, intellectual property matters, acquisitions or divestitures, product liability and personal injury claims, privacy, employment, labor and pension matters, government contract issues and commercial or contractual disputes. See Note 19. "Commitments and Contingencies", to the condensed consolidated financial statements for further information and any updates.
ITEM 1A.           RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2018 Annual Report on Form 10-K under Item 1A. Risk Factors.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended June 30, 2019:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
4/1/19 - 4/30/19	—	—	—	$338
5/1/19 - 5/31/19	—	—	—	$338
6/1/19 - 6/30/19	—	—	—	$338
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three months ended June 30, 2019. There are up to $338 million in shares that may still be purchased under this plan as of June 30, 2019.

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

101.0
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri McShane
Geri McShane
Vice President, Controller and Chief Accounting Officer

August 1, 2019