Form 10-Q
period 2019-09-30
Xylem Inc.
filed 2019-10-31
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of October 25, 2019, there were 180,078,871 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Nine Months
For the periods ended September 30,	2019	2018	2019	2018
Revenue	$1,296	$1,287	$3,878	$3,821
Cost of revenue	787	782	2,369	2,337
Gross profit	509	505	1,509	1,484
Selling, general and administrative expenses	273	279	870	868
Research and development expenses	44	46	142	137
Restructuring and asset impairment charges	33	4	58	19
Goodwill impairment charge	148	—	148	—
Operating income	11	176	291	460
Interest expense	16	21	52	63
Other non-operating (expense) income, net	(7)	4	(2)	9
Gain from sale of business	—	2	1	—
(Loss) income before taxes	(12)	161	238	406
Income tax (benefit) expense	(77)	31	(45)	82
Net income	$65	$130	$283	$324
Earnings per share:
Basic	$0.36	$0.73	$1.57	$1.80
Diluted	$0.36	$0.72	$1.56	$1.79
Weighted average number of shares:
Basic	180.1	179.7	179.9	179.8
Diluted	181.2	181.1	181.2	181.2
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Nine Months
For the periods ended September 30,	2019	2018	2019	2018
Net income	$65	$130	$283	$324
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(20)	(9)	(9)	(61)
Net change in derivative hedge agreements:
Unrealized loss	(5)	—	(14)	(9)
Amount of loss reclassified into net income	3	3	7	1
Net change in postretirement benefit plans:
Net loss	(11)	—	(11)	—
Amortization of prior service credit	(1)	(2)	(3)	(4)
Amortization of net actuarial loss into net income	2	4	8	11
Settlement/Curtailment	8	—	8	1
Other comprehensive loss, before tax	(24)	(4)	(14)	(61)
Income tax expense (benefit) related to items of other comprehensive income	13	(3)	14	7
Other comprehensive loss, net of tax	(37)	(1)	(28)	(68)
Comprehensive income	$28	$129	$255	$256
Less: comprehensive loss attributable to noncontrolling interests	—	(2)	—	(2)
Comprehensive income attributable to Xylem	$28	$131	$255	$258
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	September 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$453	$296
Receivables, less allowances for discounts and doubtful accounts of $33 and $35 in 2019 and 2018, respectively	1,078	1,031
Inventories	580	595
Prepaid and other current assets	152	172
Total current assets	2,263	2,094
Property, plant and equipment, net	641	656
Goodwill	2,811	2,976
Other intangible assets, net	1,180	1,232
Other non-current assets	620	264
Total assets	$7,515	$7,222
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$521	$586
Accrued and other current liabilities	634	546
Short-term borrowings and current maturities of long-term debt	306	257
Total current liabilities	1,461	1,389
Long-term debt	2,030	2,051
Accrued postretirement benefits	385	400
Deferred income tax liabilities	310	303
Other non-current accrued liabilities	434	297
Total liabilities	4,620	4,440
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 193.8 shares and 192.9 shares in 2019 and 2018, respectively	2	2
Capital in excess of par value	1,983	1,950
Retained earnings	1,791	1,639
Treasury stock – at cost 13.7 shares and 13.2 shares in 2019 and 2018, respectively	(526)	(487)
Accumulated other comprehensive loss	(364)	(336)
Total stockholders’ equity	2,886	2,768
Non-controlling interests	9	14
Total equity	2,895	2,782
Total liabilities and stockholders’ equity	$7,515	$7,222

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the nine months ended September 30,	2019	2018
Operating Activities
Net income	$283	$324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88	87
Amortization	104	108
Share-based compensation	23	23
Restructuring and asset impairment charges	58	19
Goodwill impairment charge	148	—
Gain from sale of business	(1)	—
Other, net	7	2
Payments for restructuring	(21)	(18)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(73)	(76)
Changes in inventories	(2)	(115)
Changes in accounts payable	(30)	51
Changes in accrued taxes	(140)	20
Other, net	7	(37)
Net Cash – Operating activities	451	388
Investing Activities
Capital expenditures	(175)	(171)
Acquisitions of businesses, net of cash acquired	(18)	(433)
Proceeds from sale of business	(2)	22
Cash received from investments	3	—
Other, net	7	3
Net Cash – Investing activities	(185)	(579)
Financing Activities
Short-term debt issued, net	317	410
Short-term debt repaid	(254)	(50)
Repurchase of common stock	(39)	(58)
Proceeds from exercise of employee stock options	10	7
Dividends paid	(131)	(114)
Other, net	(2)	—
Net Cash – Financing activities	(99)	195
Effect of exchange rate changes on cash	(10)	(14)
Net change in cash and cash equivalents	157	(10)
Cash and cash equivalents at beginning of year	296	414
Cash and cash equivalents at end of period	$453	$404
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$46	$47
Income taxes (net of refunds received)	$94	$60
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

Note 3. Acquisitions and Divestitures
2019 Acquisitions
During the three and nine months ended September 30, 2019 we spent approximately $0 million and $18 million, net of cash received on acquisition activity, respectively.
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

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the three and nine month periods ended September 30, 2018 assuming the acquisition of Pure was made on January 1, 2017:

(in millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018

Revenue	N/A	$3,826
Net income	N/A	$321

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

During the three months ended September 30, 2018 Pure had revenue and an operating loss of $25 million and $2 million, respectively. During the eight months ended September 30, 2018 Pure had revenue and an operating loss of $67 million and $5 million, respectively.

Other Acquisition Activity

During the three and nine months ended September 30, 2018 we spent approximately $3 million and $13 million net of cash received on other acquisition activity.

During the third quarter we divested our Precision Die Casting business for approximately $22 million, net of cash assumed. The sale resulted in an immaterial gain for the three and nine months ended September 30, 2018, which is reflected in gain from sale of business in our Condensed Consolidated Income Statement. The business, which was part of our Measurement & Controls Solutions segment, provided aluminum die casting products primarily to customers in the automotive sector. The business reported 2017 annual revenue of approximately $32 million.

Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Revenue from contracts with customers	$1,231	$1,222	$3,690	$3,642
Lease Revenue	65	65	188	179
Total	$1,296	$1,287	$3,878	$3,821

The following table reflects revenue from contracts with customers by application:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Water Infrastructure
Transport	$369	$380	$1,111	$1,114
Treatment	96	96	274	274

Applied Water
Building Services	207	208	636	608
Industrial Water	169	170	513	524

Measurement & Control Solutions
Water	193	168	587	514
Energy	90	90	248	254
Software as a Service/Other	26	26	75	96
Test	81	84	246	258

Total	$1,231	$1,222	$3,690	$3,642
The following table reflects revenue from contracts with customers by geographical region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Water Infrastructure
United States	$141	$139	$434	$387
Europe	170	174	509	542
Asia Pacific	92	91	260	252
Other	62	72	182	207

Applied Water
United States	196	197	609	583
Europe	89	93	275	291
Asia Pacific	41	40	121	115
Other	50	48	144	143

Measurement & Control Solutions
United States	251	238	739	674
Europe	63	59	199	214
Asia Pacific	27	31	85	106
Other	49	40	133	128

Total	$1,231	$1,222	$3,690	$3,642

Contract Balances
We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to costs incurred to perform in advance of scheduled billings. Contract liabilities relate to payments received in advance of performance under the contracts. Changes in contract assets and liabilities are due to our performance under the contract.
The table below provides contract assets, contract liabilities, and significant changes in contract assets and liabilities:

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2018	$89	$107
Additions, net	68	92
Revenue recognized from opening balance	—	(83)
Billings	(62)	—
Other	(4)	(6)
Balance at September 30, 2018	$91	$110

Balance at January 1, 2019	$96	$113
Additions, net	71	97
Revenue recognized from opening balance	—	(82)
Billings	(58)	—
Other	9	(3)
Balance at September 30, 2019	$118	$125

(a)	Excludes receivable balances which are disclosed on the balance sheet

Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of September 30, 2019, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $388 million. We expect to recognize the majority of revenue upon the completion of satisfying these performance obligations in the following 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.
Note 5. Restructuring and Asset Impairment Charges
Restructuring
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position ourselves based on the economic environment and customer demand. During the three and nine months ended September 30, 2019, we recognized restructuring charges of $26 million and $48 million, respectively. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Measurement & Control Solutions and Water Infrastructure segments, as well as headcount reductions within our Applied Water segment.
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

The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
By component:
Severance and other charges	$26	$4	$46	$18
Lease related charges	—	—	1	1
Other restructuring charges	—	—	1	—
Total restructuring charges	$26	$4	$48	$19
Asset impairment	7	—	10	—
Total restructuring and asset impairment charges	$33	$4	$58	$19

By segment:
Water Infrastructure	$6	$2	$17	$8
Applied Water	2	1	4	2
Measurement & Control Solutions	25	1	37	9

The following table displays a roll-forward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within accrued and other current liabilities, for the nine months ended September 30, 2019 and 2018:

(in millions)	2019	2018
Restructuring accruals - January 1	$5	$7
Restructuring charges	48	19
Cash payments	(21)	(18)
Foreign currency and other	(2)	(1)
Restructuring accruals - September 30	$30	$7

By segment:
Water Infrastructure	$1	$1
Applied Water	1	1
Measurement & Control Solutions	21	3
Regional selling locations (a)	7	2
Corporate and other	—	—

(a)
Regional selling locations consist primarily of selling and marketing organizations and related support services that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following is a roll-forward for the nine months ended September 30, 2019 and 2018 of employee position eliminations associated with restructuring activities:

	2019	2018
Planned reductions - January 1	69	47
Additional planned reductions	621	176
Actual reductions and reversals	(465)	(135)
Planned reductions - September 30	225	88

The following table presents expected restructuring spend for actions commenced as of September 30, 2019:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2019:
Total expected costs	$18	$5	$27	$—	$50
Costs incurred during Q1 2019	3	—	3	—	6
Costs incurred during Q2 2019	7	2	5	—	14
Costs incurred during Q3 2019	6	2	18	—	26
Total expected costs remaining	$2	$1	$1	$—	$4

Actions Commenced in 2018:
Total expected costs	$8	$1	$7	$—	$16
Costs incurred during 2018	7	1	7	—	15
Costs incurred during Q1 2019	1	—	—	—	1
Costs incurred during Q2 2019	—	—	—	—	—
Costs incurred during Q3 2019	—	—	—	—	—
Total expected costs remaining	$—	$—	$—	$—	$—

Actions Commenced in 2017:
Total expected costs	$12	$7	$4	$—	$23
Costs incurred during 2017	5	4	2	—	11
Costs incurred during 2018	2	1	1	—	4
Costs incurred during Q1 2019	—	—	1	—	1
Costs incurred during Q2 2019	—	—	—	—	—
Costs incurred during Q3 2019	—	—	—	—	—
Total expected costs remaining	$5	$2	$—	$—	$7

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
Asset Impairment
During the third quarter of 2019 we determined that certain assets within our Measurement & Control Solutions segment, including customer relationships, internally developed software, proprietary technology, and plant property & equipment, were impaired. Accordingly we recognized an impairment charge of $7 million. Refer to Note 10, "Goodwill and Other Intangible Assets," for additional information.
During the first quarter of 2019 we determined that certain assets within our Measurement & Control Solutions segment, including a customer relationship, were impaired. Accordingly we recognized an impairment charge of $3 million. Refer to Note 10, "Goodwill and Other Intangible Assets," for additional information.

Note 6. Income Taxes
Our quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items within periods presented. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction and discrete items.
The income tax provision for the three months ended September 30, 2019 was a benefit of $77 million resulting in an effective tax rate of 623.6% (on a pre-tax loss for the period), compared to a $31 million charge resulting in an effective tax rate of 19.0% for the same period in 2018. The income tax provision for the nine months ended September 30, 2019 was a benefit of $45 million resulting in an effective tax rate of (18.9)%, compared to an $82 million charge resulting in an effective tax rate of 20.1% for the same period in 2018. The effective tax rates for the three and nine month periods ended September 30, 2019 differ from the United States federal statutory rate primarily due to the income tax benefit that resulted from changes in tax law in Switzerland and the impact of the goodwill impairment charge on income before taxes in 2019.
Unrecognized Tax Benefits
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities or litigation, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The amount of unrecognized tax benefits at September 30, 2019 was $126 million, as compared to $136 million at December 31, 2018, which if ultimately recognized will reduce our effective tax rate. We believe that it is reasonably possible that the unrecognized tax benefits will be reduced by approximately $4 million within the next 12 months as a result of the expiration of certain statutes of limitations. We classify interest expense relating to unrecognized tax benefits as a component of other non-operating expense, net, and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of September 30, 2019, we had $8 million of interest accrued for unrecognized tax benefits.

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

Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (in millions)	$65	$130	$283	$324
Shares (in thousands):
Weighted average common shares outstanding	180,044	179,650	179,909	179,760
Add: Participating securities (a)	28	26	29	28
Weighted average common shares outstanding — Basic	180,072	179,676	179,938	179,788
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	790	895	819	903
Dilutive effect of restricted stock units and performance share units	350	519	402	475
Weighted average common shares outstanding — Diluted	181,212	181,090	181,159	181,166
Basic earnings per share	$0.36	$0.73	$1.57	$1.80
Diluted earnings per share	$0.36	$0.72	$1.56	$1.79

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Stock options	1,390	1,292	1,401	1,290
Restricted stock units	351	334	360	338
Performance share units	391	415	439	490

Note 8. Inventories
The components of total inventories are summarized as follows:

(in millions)	September 30, 2019	December 31, 2018
Finished goods	$231	$248
Work in process	54	45
Raw materials	295	302
Total inventories	$580	$595

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
We did not identify any events or conditions during the three and nine month periods ended September 30, 2019 to indicate that a reassessment or re-measurement of our existing leases was required. There were also no impairment indicators identified during the three and nine month periods ended September 30, 2019 that required an impairment test for the Company’s ROU assets or other long-lived assets in accordance with ASC 360-10.
Our current lease liabilities of $60 million are included in "Accrued and other current liabilities" and our non-current lease liabilities of $184 million are included in "Other non-current accrued liabilities" as of September 30, 2019. Our ROU asset balances are included in "Other non-current assets". The net balance of our ROU assets as of September 30, 2019 was $247 million. These balances include an immaterial amount related to finance leases.
The components of our lease cost were as follows:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2019	September 30, 2019
Lease cost
Operating lease cost	$20	$58
Short-term lease cost	2	7
Variable lease cost	3	13
Total lease cost	$25	$78

The supplemental cash flow information related to leases are as follows:

Nine Months Ended
(in millions)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$54

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$26

Information relating to the lease term and discount rate are as follows:

Nine Months Ended
September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	6

Weighted-average discount rate
Operating leases	2.8%

As of September 30, 2019, the maturities of operating lease liabilities were as follows:

(in millions)
2019	$18
2020	61
2021	46
2022	34
2023	26
2024	20
Thereafter	59
Total lease payments	264
Less: Imputed interest	(21)
Total	$243

Disclosures related to periods prior to adoption of the New Lease Standard as reported and provided in our 2018 Annual Report.
As of December 31, 2018, we were obligated to make minimum future rental payments under operating leases as follows:

(in millions)
2019	$76
2020	61
2021	43
2022	33
2023	22
Thereafter	64
Total lease payments	299

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
Total revenue from lease arrangements were $65 million and $188 million for the three and nine month periods ended September 30, 2019, respectively. Our gross assets available for rent and related accumulated amortization were $262 million and $171 million, respectively, as of September 30, 2019. Depreciation expense for these assets were $7 million and $21 million for the three and nine month periods ended September 30, 2019, respectively.

Note 10. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2019 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Balance as of January 1, 2019	$653	$516	$1,807	$2,976
Activity in 2019
Divested/Acquired	—	—	19	19
Impairment	—	—	(148)	(148)
Foreign currency and other	(9)	(7)	(20)	(36)
Balance as of September 30, 2019	$644	$509	$1,658	$2,811

During the third quarter of 2019, the Company recorded a goodwill impairment charge of $148 million related to the Advanced Infrastructure Analytics (“AIA”) goodwill reporting unit. The impairment resulted from a downward revision of forecasted future cash flows. Factors that contributed to the revised forecast in the third quarter include lower than expected results as compared to prior forecasts, largely as a result of slower-than-expected conversion of pipeline opportunities to revenue. Additionally, we have continued to invest in the AIA platform ahead of the adoption curve, which has also impacted the near term profitability of the business. These factors drove the decrease in forecasted cash flows, and as such, the calculated fair value of the AIA reporting unit below its carrying value as of the third quarter.
To determine the fair value of the AIA reporting unit, the Company used the income approach. Under the income approach, the fair value of the AIA reporting unit was based on the present value of the estimated cash flows that the reporting unit is expected to generate over its remaining life. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate was based on the weighted average cost of capital appropriate for the AIA reporting unit.
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	September 30, 2019			December 31, 2018
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$939	$(334)	$605	$951	$(286)	$665
Proprietary technology and patents	203	(105)	98	198	(93)	105
Trademarks	147	(49)	98	148	(41)	107
Software	405	(195)	210	355	(164)	191
Other	20	(16)	4	24	(19)	5
Indefinite-lived intangibles	165	—	165	159	—	159
Other Intangibles	$1,879	$(699)	$1,180	$1,835	$(603)	$1,232

Amortization expense related to finite-lived intangible assets was $35 million and $104 million for the three and nine months ended September 30, 2019, respectively, and $34 million and $108 million for the three and nine months ended September 30, 2018, respectively.
During the third quarter of 2019, the Company also assessed whether the carrying amounts of the AIA reporting unit’s long-lived assets may not be recoverable based on the revised forecasted cash flows, and therefore impaired. Our assessment resulted in an impairment charge of $7 million, primarily related to customer relationships, proprietary technology, software and property, plant and equipment. The charge was calculated using an income approach, which is considered a Level 3 input for fair value measurement, and is reflected in “Restructuring and asset impairment charges” in our Condensed Consolidated Income Statements.
During the first quarter of 2019, we determined that the intended use of a finite lived customer relationship within the test application of our Measurement & Control Solutions segment had changed. Accordingly we recorded a $3 million impairment charge. The charge was also calculated using the income approach and is reflected in “Restructuring and asset impairment charges” in our Condensed Consolidated Income Statements.
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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $117 million and $506 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, purchase Polish Zloty and sell Euro, purchase U.S. Dollar and sell Canadian Dollar, and to sell Canadian Dollar and purchase Euro. The purchased notional amounts associated with these currency derivatives are $45 million, $39 million, $11 million, $9 million, $7 million and $5 million, respectively. As of December 31, 2018, the purchased notional amounts associated with these currency derivatives were $191 million, $168 million, $52 million, $37 million, $29 million and $22 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross Currency Swaps
Beginning in 2015, we entered into cross currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019 we entered into additional cross currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $702 million and $426 million as of September 30, 2019 and December 31, 2018, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $544 million and $566 million as of September 30, 2019 and December 31, 2018, respectively, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) recognized in OCI (a)	$(5)	$—	$(14)	$(9)
Amount of (gain) loss reclassified from OCI into revenue (a)	2	1	4	(1)
Amount of loss reclassified from OCI into cost of revenue (a)	1	2	3	2

Net Investment Hedges
Cross Currency Swaps
Amount of gain (loss) recognized in OCI (a)	$31	$(5)	$30	$8
Amount of income recognized in Interest Expense	4	—	$11	$—
Foreign Currency Denominated Debt
Amount of gain (loss) recognized in OCI (a)	$22	$(8)	$23	$11

(a)	Effective portion
As of September 30, 2019, $8 million of net losses on cash flow hedges are expected to be reclassified into earnings in the next 12 months. The ineffective portion of a cash flow hedge is recognized immediately in Selling, general and administrative expenses in the Condensed Consolidated Income Statements and was not material for the three and nine months ended September 30, 2019 and 2018.
As of September 30, 2019, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration. The net investment hedges did not experience any ineffectiveness for the three and nine months ended September 30, 2019.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our foreign exchange contracts currently included in our hedging program designated as hedging instruments were as follows:

(in millions)	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Other current assets	$—	$3
Net Investment Hedges
Other non-current assets	$7	$—
Liabilities
Cash Flow Hedges
Other current liabilities	$(5)	$(1)
Net Investment Hedges
Other non-current accrued liabilities	$(19)	$(46)

The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $583 million and $599 million as of September 30, 2019 and December 31, 2018, respectively.

Note 12. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

(in millions)	September 30, 2019	December 31, 2018
Compensation and other employee benefits	$189	$194
Customer-related liabilities	144	129
Accrued taxes	69	85
Lease liabilities	60	—
Accrued warranty costs	39	44
Other accrued liabilities	133	94
Total accrued and other current liabilities	$634	$546

Note 13. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	September 30, 2019	December 31, 2018
4.875% Senior Notes due 2021 (a)	$600	$600
2.250% Senior Notes due 2023 (a)	547	570
3.250% Senior Notes due 2026 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Commercial paper	306	—
Term loan	—	257
Debt issuance costs and unamortized discount (b)	(17)	(19)
Total debt	2,336	2,308
Less: short-term borrowings and current maturities of long-term debt	306	257
Total long-term debt	$2,030	$2,051

(a)
The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2021 was $631 million and $620 million as of September 30, 2019 and December 31, 2018, respectively. The fair value of our Senior Notes due 2023 was $583 million and $599 million as of September 30, 2019 and December 31, 2018, respectively. The fair value of our Senior Notes due 2026 was $515 million and $476 million as of September 30, 2019 and December 31, 2018, respectively. The fair value of our Senior Notes due 2046 was $455 million and $397 million as of September 30, 2019 and December 31, 2018, respectively.

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
Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year beginning on May 1, 2017. As of September 30, 2019, we are in compliance with all covenants for the Senior Notes.
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
2019 Five-Year Revolving Credit Facility
On March 5, 2019, Xylem entered into a Five-Year Revolving Credit Facility (the “2019 Credit Facility”) with Citibank, N.A., as Administrative Agent, and a syndicate of lenders. The 2019 Credit Facility provides for an aggregate principal amount of up to $800 million (available in U.S. Dollars and in Euros), with increases of up to $200 million for a maximum aggregate principal amount of $1 billion at the request of Xylem and with the consent of the institutions providing such increased commitments.

Interest on all loans under the 2019 Credit Facility is payable either quarterly or at the expiration of any LIBOR or EURIBOR interest period applicable thereto. Borrowings accrue interest at a rate equal to, at Xylem's election, a base rate or an adjusted LIBOR or EURIBOR rate plus an applicable margin. The 2019 Credit Facility includes customary provisions for implementation of replacement rates for LIBOR-based and EURIBOR-based loans. The 2019 Credit Facility also includes a pricing grid that determines the applicable margin based on Xylem's credit rating, with a further adjustment depending on Xylem's annual Sustainalytics Environmental, Social and Governance score. Xylem will also pay quarterly fees to each lender for such lender’s commitment to lend accruing on such commitment at a rate based on our credit rating, whether such commitment is used or unused, as well as a quarterly letter of credit fee accruing on the letter of credit exposure of such lender during the preceding quarter at a rate based on the credit rating of Xylem (as adjusted for the Environmental, Social and Governance score).

The 2019 Credit facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio, which will be based on the last four fiscal quarters, and in addition a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2019 Credit Agreement also contains customary events of default.  Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2019 Credit Facility, subject to certain requirements and conditions set forth in the 2019 Credit Agreement.  As of September 30, 2019, the 2019 Credit Facility was undrawn and we are in compliance with all covenants.
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $800 million inclusive of the 2019 Five-Year Revolving Credit Facility. As of September 30, 2019 and December 31, 2018, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in in future periods.

Euro Commercial Paper Program
On June 3, 2019 Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $547 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of September 30, 2019, $306 million of the Company's Euro commercial paper program was outstanding at a weighted average interest rate of (0.20)%. We have the ability to continue borrowing under this program going forward in future periods.
Term Loan Facility
On January 26, 2018, the Company’s subsidiary, Xylem Europe GmbH (the “borrower”) entered into a 12-month €225 million (approximately $246 million) term loan facility (the “Term Facility”) at an interest rate of 0.45% in which the terms are set forth in a Term Loan Agreement, among the borrower, the Company, as parent guarantor and ING Bank. The Company entered into a parental guarantee in favor of ING Bank also dated January 26, 2018 to secure all present and future obligations of the borrower under the Term Loan Agreement. The Term Facility was used to partially fund  the acquisition of Pure Technologies Ltd in 2018 and the maturity date has since been extended through February 2020. As of September 30, 2019 and December 31, 2018, $0 million and $257 million were outstanding under the Term Facility, respectively.

Note 14. Postretirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Domestic defined benefit pension plans:
Service cost	$1	$—	$2	$2
Interest cost	1	1	3	3
Expected return on plan assets	(2)	(2)	(6)	(5)
Amortization of net actuarial loss	—	1	1	2
Net periodic benefit cost	$—	$—	$—	$2
International defined benefit pension plans:
Service cost	$2	$3	$7	$8
Interest cost	4	5	14	15
Expected return on plan assets	(4)	(9)	(22)	(28)
Amortization of net actuarial loss	2	2	6	7
Settlement/Curtailment	8	—	8	1
Net periodic benefit cost	$12	$1	$13	$3
Total net periodic benefit cost	$12	$1	$13	$5

The components of net periodic benefit cost other than the service cost component are included in the line item "Other non-operating income, net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other postretirement employee benefit plans was less than $1 million for both the three and nine months ended September 30, 2019, including net credits recognized into other comprehensive income ("OCI") of $1 million and $2 million, respectively, for the three and nine months ended September 30, 2019. The total net periodic benefit cost for other postretirement employee benefit plans was less than $1 million for both the three and nine months ended September 30, 2018, including net credits recognized in OCI of $1 million and $2 million, respectively, for the three and nine months ended September 30, 2018.

We contributed $14 million and $37 million to our defined benefit plans during the nine months ended September 30, 2019 and 2018, respectively. Discretionary contributions of $19 million were made to the U.S. Plan in the third quarter of 2018, to increase the funding ratio and reduce regulatory fees. Additional contributions ranging between approximately $4 million and $8 million are expected during the remainder of 2019.
The Company has initiated the process for a full buy-out of its largest defined benefit plan in the UK. In order to prepare for a buy-out, the plan’s assets were converted to cash, cash equivalents or other highly liquid assets as of the third quarter. In addition, the Company completed an enhanced transfer value (“ETV”) exercise for the deferred vested participants of the plan. The ETV offered the participants an enhanced lump sum to transfer their full pension rights out of the plan. Lump sum payments of $21 million were paid out of the plan assets, and the Company recorded a settlement charge of $8 million during the quarter. Prior to the settlement accounting, the plan was re-measured as of July 31, 2019, resulting in an increase in the plan’s projected benefit obligation of $37 million, an increase in plan assets of $26 million and an increase to losses in accumulated other comprehensive income of $11 million. The assumptions used to re-measure the plan were developed in the same manner as at December 31, 2018. However, due to the recent change in the investment assets, the expected rate of return on assets was changed from 7.25% to 0.70%. The discount rate used in the re-measurement was 2.00%, down from 3.00% at December 31, 2018. The Company recorded incremental net periodic benefit cost of $3 million in the third quarter as a result of the re-measurement.

Note 15. Equity
The following table shows the changes in stockholders' equity for the nine months ended September 30, 2019:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2019	$2	$1,950	$1,639	$(336)	$(487)	$14	$2,782
Sale of business						(2)	(2)
Net income			79				79
Other comprehensive income, net				20			20
Dividends declared ($0.24 per share)			(44)				(44)
Stock incentive plan activity		12			(14)		(2)
Repurchase of common stock					(25)		(25)
Balance at March 31, 2019	$2	$1,962	$1,674	$(316)	$(526)	$12	$2,808
Net income			139				139
Other comprehensive loss, net				(11)			(11)
Dividends declared ($0.24 per share)			(43)				(43)
Stock incentive plan activity		13			—		13
Balance at June 30, 2019	$2	$1,975	$1,770	$(327)	$(526)	$12	$2,906
Net income			65				65
Other comprehensive loss, net				(37)			(37)
Distribution to minority shareholders						(3)	(3)
Dividends declared ($0.24 per share)			(44)				(44)
Stock incentive plan activity		8			—		8
Balance at September 30, 2019	$2	$1,983	$1,791	$(364)	$(526)	$9	$2,895

The following table shows the changes in stockholders' equity for the nine months ended September 30, 2018:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2018	$2	$1,912	$1,227	$(210)	$(428)	$16	$2,519
Cumulative effect of change in accounting principle			14	(17)			(3)
Net income			79				79
Other comprehensive income, net				20			20
Dividends declared ($0.21 per share)			(38)				(38)
Stock incentive plan activity		13			(8)		5
Repurchase of common stock					(25)		(25)
Balance at March 31, 2018	$2	$1,925	$1,282	$(207)	$(461)	$16	$2,557
Net income			115				115
Other comprehensive loss, net				(87)			(87)
Dividends declared ($0.21 per share)			(38)				(38)
Stock incentive plan activity		7					7
Repurchase of common stock					(25)		(25)
Balance at June 30, 2018	$2	$1,932	$1,359	$(294)	$(486)	$16	$2,529
Net income			130				130
Other comprehensive income, net				1		(2)	(1)
Dividends declared ($0.21 per share)			(37)				(37)
Stock incentive plan activity		10			—		10
Balance at September 30, 2018	$2	$1,942	$1,452	$(293)	$(486)	$14	$2,631

Note 16. Share-Based Compensation Plans
Share-based compensation expense was $7 million and $23 million during the three and nine months ended September 30, 2019, respectively, and $7 million and $23 million during the three and nine months ended September 30, 2018, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $7 million, $26 million and $18 million, respectively, at September 30, 2019 and is expected to be recognized over a weighted average period of 1.9, 2 and 1.9 years, respectively. The amount of cash received from the exercise of stock options was $10 million and $7 million for the nine months ended September 30, 2019 and 2018, respectively.

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2019:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2019	2,125	$43.08	6.5
Granted	334	74.08
Exercised	(286)	35.71
Forfeited and expired	(46)	67.04
Outstanding at September 30, 2019	2,127	$48.42	6.5	$67
Options exercisable at September 30, 2019	1,492	$39.60	5.5	$60
Vested and expected to vest as of September 30, 2019	2,067	$47.71	6.4	$66

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the nine months ended September 30, 2019 was $11.9 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2019 grants:

Volatility	24.10%
Risk-free interest rate	2.55%
Dividend yield	1.30%
Expected term (in years)	5.4
Weighted-average fair value / share	$17.04

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
Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the nine months ended September 30, 2019. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2019	537	$59.41
Granted	284	74.32
Vested	(247)	55.42
Forfeited	(44)	67.59
Outstanding at September 30, 2019	530	$68.50

ROIC Performance Share Unit Grants
The following is a summary of Return on Invested Capital ("ROIC") performance share unit grants for the nine months ended September 30, 2019. The fair value of the ROIC performance share units is equal to the closing share price on the date of the grant.

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2019	274	$52.11
Granted	77	74.07
Adjustment for Performance Condition Achieved (a)	74	37.86
Vested	(174)	37.86
Forfeited	(17)	63.18
Outstanding at September 30, 2019	234	$64.54

(a) Represents an increase in the number of original ROIC performance share units awarded based on the final performance criteria achievement at the end of the performance period of such awards.
TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the nine months ended September 30, 2019:

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2019	274	$61.04
Granted	77	89.62
Adjustment for Market Condition Achieved (a)	74	37.86
Vested	(174)	37.86
Forfeited	(17)	63.18
Outstanding at September 30, 2019	234	$75.82

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

Note 17. Capital Stock
For the three and nine months ended September 30, 2019 the Company repurchased common stock of less than 0.1 million shares for less than $1 million and approximately 0.5 million shares for $39 million, respectively. Repurchases include both share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:

On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program for the three months ended September 30, 2019. For the nine months ended September 30, 2019, we repurchased approximately 0.3 million shares for $25 million. There were no shares repurchased under this program for the three months ended September 30, 2018. For the nine months ended September 30, 2018, we repurchased approximately 0.7 million shares for $50 million. There are up to $338 million in shares that may still be purchased under this plan as of September 30, 2019.
Aside from the aforementioned repurchase program, we repurchased less than 0.1 million shares and approximately 0.2 million shares for less than $1 million and approximately $14 million for the three and nine months ended September 30, 2019, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. Likewise, we repurchased less than 0.1 million shares and approximately 0.1 million shares for less than $1 million and approximately $8 million for the three and nine months ended September 30, 2018, respectively.

Note 18. Accumulated Other Comprehensive Loss
The following table provides the components of accumulated other comprehensive loss for the nine months ended September 30, 2019:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2019	$(121)	$(214)	$(1)	$(336)
Foreign currency translation adjustment	29	—	—	29
Tax on foreign currency translation adjustment	(4)	—	—	(4)
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	2	—	2
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(9)	(9)
Income tax benefit on unrealized loss on derivative hedge agreements	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at March 31, 2019	$(96)	$(213)	$(7)	$(316)
Foreign currency translation adjustment	(18)	—	—	(18)
Tax on foreign currency translation adjustment	3	—	—	3
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	2	—	2
Unrealized loss on derivative hedge agreements	—	—	—	—
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at June 30, 2019	$(111)	$(211)	$(5)	$(327)
Foreign currency translation adjustment	(20)	—	—	(20)
Tax on foreign currency translation adjustment	(13)	—	—	(13)
Changes in postretirement benefit plans	—	(11)	—	(11)
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	1	—	1
Settlement charge released into other non-operating income (expense), net	—	8	—	8
Unrealized loss on derivative hedge agreements	—	—	(5)	(5)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	2	2
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at September 30, 2019	$(144)	$(213)	$(7)	$(364)

The following table provides the components of accumulated other comprehensive loss for the nine months ended September 30, 2018:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2018	$(15)	$(198)	$3	$(210)
Cumulative effect of change in accounting principle	(11)	(6)	—	(17)
Foreign currency translation adjustment	8	—	—	8
Tax on foreign currency translation adjustment	11	—	—	11
Changes in postretirement benefit plans	—	1	—	1
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	2	—	2
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Reclassification of unrealized gain on derivative hedge agreements into revenue	—	—	(1)	(1)
Balance at March 31, 2018	$(7)	$(202)	$2	$(207)
Foreign currency translation adjustment	(60)	—	—	(60)
Tax on foreign currency translation adjustment	(19)	—	—	(19)
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	—	—	—
Other non-operating income	—	3	—	3
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(9)	(9)
Reclassification of unrealized gain on derivative hedge agreements into revenue	—	—	(1)	(1)
Balance at June 30, 2018	$(86)	$(200)	$(8)	$(294)
Foreign currency translation adjustment	(7)	—	—	(7)
Tax on foreign currency translation adjustment	3	—	—	3
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	2	—	2
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	1	1
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	2	2
Balance at September 30, 2018	(90)	(198)	(5)	(293)

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
See Note 6 "Income Taxes", of our condensed consolidated financial statements for a description of a pending tax litigation matter.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $6 million and $7 million as of September 30, 2019 and December 31, 2018, respectively, for these general litigation matters.
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
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of September 30, 2019 and December 31, 2018, the amount of stand-by letters of credit, bank guarantees and surety bonds was $302 million and $275 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $3 million and $4 million as of September 30, 2019 and December 31, 2018, respectively, for environmental matters.

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
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. The table below provides the changes in our product warranty accrual:

(in millions)	2019	2018
Warranty accrual – January 1	$60	$82
Net charges for product warranties in the period	20	16
Settlement of warranty claims	(32)	(33)
Foreign currency and other	(2)	1
Warranty accrual - September 30	$46	$66

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2018 Annual Report). The following tables contain financial information for each reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Revenue:
Water Infrastructure	$531	$541	$1,574	$1,567
Applied Water	376	378	1,149	1,132
Measurement & Control Solutions	389	368	1,155	1,122
Total	$1,296	$1,287	$3,878	$3,821
Operating Income:
Water Infrastructure	$97	$99	$246	$240
Applied Water	61	59	179	170
Measurement & Control Solutions	(136)	31	(94)	95
Corporate and other	(11)	(13)	(40)	(45)
Total operating income	$11	$176	$291	$460
Interest expense	$16	21	$52	$63
Other non-operating (expense) income, net	(7)	4	(2)	9
Gain from sale of business	—	2	1	—
Income before taxes	$(12)	$161	$238	$406
Depreciation and Amortization:
Water Infrastructure	$15	$17	$46	$50
Applied Water	5	5	17	16
Measurement & Control Solutions	36	34	107	107
Regional selling locations (a)	6	5	14	15
Corporate and other	3	2	8	7
Total	$65	$63	$192	$195
Capital Expenditures:
Water Infrastructure	$14	$20	$65	$60
Applied Water	5	5	15	19
Measurement & Control Solutions	21	26	74	72
Regional selling locations (b)	4	3	13	11
Corporate and other	2	6	8	9
Total	$46	$60	$175	$171

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
Factors that could cause results to differ materially from those anticipated include: overall economic and business conditions, political and other risks associated with our international operations, including military actions, economic sanctions or trade barriers including tariffs and embargoes that could affect customer markets and our business, and non-compliance with laws, including foreign corrupt practice laws, data privacy, export and import laws and competition laws; potential for unexpected cancellations or delays of customer orders in our reported backlog; our exposure to fluctuations in foreign currency exchange rates; competition and pricing pressures in the markets we serve; the strength of housing and related markets; weather conditions; ability to retain and attract talent and key members of management; our relationship with and the performance of our channel partners; our ability to successfully identify, complete and integrate acquisitions; our ability to borrow or to refinance our existing indebtedness and availability of liquidity sufficient to meet our needs; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; changes in the value of goodwill or intangible assets; risks relating to product defects, product liability and recalls; claims or investigations by governmental or regulatory bodies; security breaches or other disruptions of our information technology systems; litigation and contingent liabilities; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Annual Report") and with subsequent filings we make with the Securities and Exchange Commission ("SEC").
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

•
Water Infrastructure serves the water infrastructure sector with pump systems that transport water from aquifers, lakes, rivers and seas; with filtration, ultraviolet and ozone systems that provide treatment, making the water fit to use; and pumping solutions that move the wastewater to treatment facilities where our mixers, biological treatment, monitoring and control systems provide the primary functions in the treatment process. We also provide sales and rental of specialty dewatering pumps and related equipment and services. Additionally, our offerings use monitoring and control, smart and connected technologies to allow for remote monitoring of performance and enable products to self-optimize pump operations maximizing energy efficiency and minimizing unplanned downtime and maintenance for our customers. In the Water Infrastructure segment, we provide the majority of our sales directly to customers along with strong applications expertise, while the remaining amount is through distribution partners.

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

Executive Summary
Xylem reported revenue for the third quarter of 2019 of $1,296 million, an increase of 0.7% compared to $1,287 million reported in the third quarter of 2018. On a constant currency basis, revenue increased by $33 million, or 2.6%, primarily consisting of organic revenue growth of $37 million, or 2.9%, driven by growth across all segments and in the utility, residential and commercial end markets, which was marginally offset by a slight decline in the industrial end market. A decrease from revenue related to divestitures of $4 million partially offset the revenue growth during the quarter.
We generated operating income of $11 million (margin of 0.8%) during the third quarter of 2019, as compared to $176 million (margin of 13.7%) in 2018. Operating income in the third quarter of 2019 included unfavorable impacts from increased special charges of $154 million, consisting entirely of non-cash impairment charges, and increased restructuring and realignment costs of $19 million during the period. Excluding the impact of these items, adjusted operating income was $196 million (adjusted margin of 15.1%) during the third quarter of 2019 as compared to $188 million (adjusted margin of 14.6%) in 2018. The increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives, including restructuring savings, and price realization, which were partially offset by cost inflation, increased cost of quality, unfavorable mix and increased spending on strategic investments.

Additional financial highlights for the quarter ended September 30, 2019 include the following:

•	Orders of $1,346 million, down 0.7% from $1,356 million in the prior year, up 1.3% on an organic basis

•	Earnings per share of $0.36, down 50% when compared to the prior year ($0.82, up 6.5% on an adjusted basis)

•
Cash flow from operating activities of $451 million for the nine months ended September 30, 2019, up 16.2% from the prior year. Free cash flow, excluding Sensus acquisition related costs, of $276 million increased $58 million over the prior year, as higher operating cash flows were slightly offset by increased spending on capital investments.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions, except for per share data)	2019		2018		2019		2018
Net income & Earnings per share	$65	$0.36	$130	$0.72	$283	$1.56	$324	$1.79
Restructuring and realignment, net of tax of $9 and $17 for 2019 and $3 and $10 for 2018	21	0.11	8	0.04	54	0.3	27	0.15
Special charges, net of tax of $2 and $2 for 2019 and net of tax of $0 and $1 for 2018	164	0.91	1	0.01	168	0.93	7	0.04
Tax-related special items	(101)	(0.56)	2	0.01	(118)	(0.65)	5	0.02
(Gain) loss from sale of business, net of tax of $0 for 2019 and $0 for 2018	—	—	(2)	(0.01)	(1)	(0.01)	—	—
Adjusted net income & Adjusted earnings per share	$149	$0.82	$139	$0.77	$386	$2.13	$363	$2.00

•	"adjusted operating expenses" defined as operating expenses adjusted to exclude restructuring and realignment costs and special charges.

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

•
“special charges" defined as costs incurred by the Company, such as acquisition and integration related costs not included in "Sensus acquisition related costs", non-cash impairment charges and other special non-operating items, such as pension adjustments.

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

	Nine Months Ended
	September 30,
(In millions)	2019	2018
Net cash provided by operating activities	$451	$388
Capital expenditures	(175)	(171)
Free cash flow	$276	$217
Cash paid for Sensus acquisition related costs	$—	$(1)
Free cash flow, excluding Sensus acquisition related costs	$276	$218

•
“EBITDA” defined as earnings before interest, taxes, depreciation and amortization expense and "Adjusted EBITDA" reflects the adjustment to EBITDA to exclude share-based compensation, restructuring and realignment costs, special charges and gain or loss from sale of businesses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Net Income	$65	$130	$283	$324
Income tax (benefit) expense	(77)	31	(45)	82
Interest expense (income), net	14	20	49	60
Depreciation	30	29	88	87
Amortization	35	34	104	108
EBITDA	$67	$244	$479	$661
Share-based compensation	$7	$7	23	23
Restructuring and realignment	30	11	71	36
Special charges	166	1	170	8
(Gain) loss from sale of business	—	(2)	(1)	—
Adjusted EBITDA	$270	$261	$742	$728

2019 Outlook
We anticipate total revenue growth of approximately 1% in 2019, with organic revenue growth anticipated to be in the range of 3% to 4%. The following is a summary of our organic revenue outlook by end market.

•
Utilities increased by approximately 6% organically through the third quarter driven by strength in the United States and the emerging markets, with the exception of Latin America, partially offset by weakness in Canada. For 2019, we expect organic growth in the mid-single-digit range (versus mid to high-single-digits) driven by healthy water and wastewater spending in the United States and smart meter and infrastructure analytics growth opportunities. We also anticipate that a healthy infrastructure investment focus in the emerging markets will continue in China and India, offset by softer than anticipated conditions in Europe.

•
Industrial increased by approximately 2% organically through the third quarter driven by strength in the United States and Asia Pacific. For 2019, we expect flat to low-single-digit growth (versus low-single-digits) driven by softer than anticipated industrial conditions in North America as the oil and gas markets begin to decline after a strong 2018. We anticipate mixed market conditions outside of the United States with strength in Australia and India, offset by slowing growth in China and softer than anticipated conditions in Europe and Latin America.

•
In the commercial markets, organic growth was approximately 6% through the third quarter driven by strength in the emerging markets and North America, partially offset by weakness in western Europe. For 2019, we expect organic growth in the low to mid-single-digit range (versus mid-single-digits) as the overall market will begin to moderate after two years of strong performance. Organic growth will be driven by continued strength in the United States, moderating in the second half of the year, and the emerging markets led by initiatives in the China and India building markets, offset by softness in Europe.

•
In the residential markets, organic growth was approximately 3% through the third quarter driven by strength in the United States and Asia Pacific, partially offset by weakness in western Europe and the Middle East and Africa. For 2019, we expect flat to low-single-digit growth primarily driven by continued competition in the United States replacement market as the housing market begins to stabilize. We also anticipate modest growth opportunities in China and other Asia Pacific countries for second water supply, offset by soft performance in Europe from weaker than anticipated economic conditions.

We will continue to strategically execute restructuring and realignment actions primarily to reposition our European and North American businesses in an effort to optimize our cost structure and improve our operational efficiency and effectiveness. During 2019, we expect to incur between $75 million and $85 million in restructuring and realignment costs. We expect to realize approximately $7 million of incremental net savings in 2019 from actions initiated in 2018, and an additional $16 million of net savings from our 2019 actions.
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

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2019	2018	Change		2019	2018	Change
Revenue	$1,296	$1,287	0.7%		$3,878	$3,821	1.5%
Gross profit	509	505	0.8%		1,509	1,484	1.7%
Gross margin	39.3%	39.2%	10	bp	38.9%	38.8%	10	bp
Total operating expenses	498	329	51.4%		1,218	1,024	18.9%
Expense to revenue ratio	38.4%	25.6%	1,280	bp	31.4%	26.8%	460	bp
Restructuring and realignment costs	30	11	172.7%		71	37	91.9%
Special charges	155	1	NM		159	8	NM
Adjusted operating expenses	313	317	(1.3)%		988	979	0.9%
Adjusted operating expenses to revenue ratio	24.2%	24.6%	(40)	bp	25.5%	25.6%	(10)	bp
Operating income	11	176	(93.8)%		291	460	(36.7)%
Operating margin	0.8%	13.7%	(1,290)	bp	7.5%	12.0%	(450)	bp
Interest and other non-operating expense, net	23	17	35.3%		54	54	—%
Gain (loss) from sale of business	—	2	NM		1	—	NM
Income tax (benefit) expense	(77)	31	(348.4)%		(45)	82	(154.9)%
Tax rate	623.6%	19.0%	NM		(18.9)%	20.1%	(3,900)	bp
Net income	$65	$130	(50.0)%		$283	$324	(12.7)%
NM - Not meaningful change
Revenue
Revenue generated during the three and nine months ended September 30, 2019 was $1,296 million and $3,878 million, reflecting increases of $9 million, or 0.7%, and $57 million, or 1.5%, respectively, compared to the same prior year periods. On a constant currency basis, revenue grew 2.6% and 4.3% for the three and nine months ended September 30, 2019. The increases at constant currency consisted primarily of increases in organic revenue of $37 million, or 2.9%, and $182 million, or 4.8%, respectively, reflecting strong organic growth in the United States and all of our emerging market regions, except for Latin America, where organic revenue declined. There was a decrease in revenue related to divestitures of $4 million during the third quarter of 2019 and a net decrease in revenue related to acquisition and divestiture impacts of $18 million for the nine months ended September 30, 2019.

The following tables illustrate the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three and nine months ended September 30, 2019:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2018 Revenue	$541		$378		$368		$1,287
Organic growth	3	0.6%	4	1.1%	30	8.2%	37	2.9%
Acquisitions/Divestitures	—	—%	—	—%	(4)	(1.1)%	(4)	(0.3)%
Constant currency	3	0.6%	4	1.1%	26	7.1%	33	2.6%
Foreign currency translation (a)	(13)	(2.4)%	(6)	(1.6)%	(5)	(1.4)%	(24)	(1.9)%
Total change in revenue	(10)	(1.8)%	(2)	(0.5)%	21	5.7%	9	0.7%
2019 Revenue	$531		$376		$389		$1,296

(a)
Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the British Pound, the Chinese Yuan, the Australian Dollar and the Swedish Krona.

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2018 Revenue	$1,567		$1,132		$1,122		$3,821
Organic growth	66	4.2%	43	3.8%	73	6.5%	182	4.8%
Acquisitions/Divestitures	—	—%	—	—%	(18)	(1.6)%	(18)	(0.5)%
Constant currency	66	4.2%	43	3.8%	55	4.9%	164	4.3%
Foreign currency translation (a)	(59)	(3.8)%	(26)	(2.3)%	(22)	(2.0)%	(107)	(2.8)%
Total change in revenue	7	0.4%	17	1.5%	33	2.9%	57	1.5%
2019 Revenue	$1,574		$1,149		$1,155		$3,878

(a)
Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the British Pound, the Chinese Yuan, the Swedish Krona and the Australian Dollar.

Water Infrastructure
Water Infrastructure revenue decreased $10 million, or 1.8%, for the third quarter of 2019 (0.6% increase at constant currency) compared to the same period in 2018. Revenue growth was negatively impacted by $13 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $3 million. Organic growth for the quarter was driven by strength in the utility end market, particularly in the United States, where we benefited from healthy order intake and strong market conditions and in western Europe from strong customer wins and project execution. Organic growth in the utility end market was partially offset by weakness in the industrial end market, particularly in North America where declines in the dewatering transport applications were only partially offset by growth in Asia Pacific during the quarter. Price realization also contributed to the organic growth in both end markets during the quarter.
From an application perspective, organic revenue growth for the third quarter was driven primarily by growth in our treatment application in the United States and western Europe, where we benefited from strong project execution and healthy order intake during those regions. This growth was partially offset by declines in the emerging markets, primarily due to the lapping of a large Middle East project delivery in the prior year. Organic revenue from our transport application remained relatively flat compared to the prior year period as project revenues increased from deployments across Europe and the emerging markets, but were offset by soft market conditions in North America in the dewatering applications.
For the nine months ended September 30, 2019, revenue increased $7 million, or 0.4% (4.2% increase at constant currency) as compared to 2018. Revenue growth was negatively impacted by $59 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $66 million.

Organic growth for the nine month period was primarily driven by strength in the utility end market, particularly in the United States, where we benefited from healthy order intake and strong market conditions across all applications. The utility end market also saw growth in western Europe and Asia Pacific driven by strong project deployments during the period. Organic growth during the nine month period was also driven by strength in the industrial end market, particularly in Asia Pacific and the United States over the first half of the year, where we benefited from healthy order intake and a strong mining market. Organic growth in the industrial end market was partially offset by declines in western Europe due to the timing of project deployments in the prior year. Organic growth in both end markets also benefited from price realization year over year.
From an application perspective, organic revenue growth for the nine months ended September 30, 2019 was driven primarily by our transport application. The transport application had strong organic revenue growth driven by project deliveries and price realization in the United States and the emerging markets. Transport also had strong organic growth from the global dewatering rental business over the first half of the year, coming from strength in construction and mining in the United States and Australia. Organic revenue from our treatment application also contributed to the segment's growth driven by project deliveries in the United States and Asia Pacific where we benefited from healthy order intake coming into the year. This organic growth was partially offset by declines in the Middle East, Europe and Latin America, primarily due to the lapping of large treatment project deliveries in these regions in the prior year.
Applied Water
Applied Water revenue decreased $2 million, or 0.5%, for the third quarter of 2019 (1.1% increase at constant currency) as compared to the prior year. Revenue was negatively impacted by $6 million of foreign currency translation for the quarter. Revenue growth at constant currency consisted of organic growth of $4 million, or 1.1%, which was driven by modest strength across all end markets. From an application perspective, organic revenue growth in the third quarter was led by strength in the building services application in the residential market in the United States and strong second water supply business in China, which was offset by declines in western Europe during the quarter. The industrial water application revenue grew modestly on an organic basis, primarily driven by market growth in Europe, while the building services application in the commercial market contributed modest organic growth during the quarter. Price realization also contributed to the organic growth within the segment during the quarter.
For the nine months ended September 30, 2019, revenue increased $17 million, or 1.5% (3.8% increase at constant currency) as compared to the prior year period. Revenue was negatively impacted by $26 million of foreign currency translation for the period. Revenue growth at constant currency consisted of organic growth of $43 million, or 3.8%, which was primarily driven by strength in the commercial end market, as well as growth in the industrial and residential end markets. From an application perspective, organic revenue growth during the nine month period was led by growth in the commercial building services application which was driven by market expansion in the emerging markets, primarily in the Middle East & Africa, strong price realization and healthy industry demand in the United States and product localization in China. The industrial water application revenue also grew organically, primarily driven by market growth in western Europe, coupled with customers stocking orders due to geopolitical concerns, and strength in the United States. Organic growth in residential building services came primarily from market growth in the Unites States and strong second water supply business in China, which was partially offset by declines in western Europe and the Middle East during the period. Organic growth within the segment also benefited from price realization year over year.
Measurement & Control Solutions
Measurement & Control Solutions revenue increased $21 million, or 5.7%, for the third quarter of 2019 (7.1% at constant currency) as compared to the prior year. Revenue was negatively impacted by $5 million of foreign currency translation for the quarter. Revenue growth at constant currency was made up of organic revenue growth of $30 million, or 8.2%, which was partially offset by $4 million of divestiture activity. Organic revenue growth for the quarter was driven by strength in the utility end market, primarily in the United States, the Middle East and western Europe. From an application perspective, organic revenue from the water application contributed very strong organic growth for the segment, with large project deployments in the Middle East, the United States and western Europe during the quarter. The energy application in the United States also contributed to the organic growth during the quarter, driven by gas project deployments which more than offset the lapping of large electric project deployments in the prior year. The test application had modest organic revenue growth during the quarter, while the software as a service ("SaaS") and other application remained relatively flat as compared to the prior year.

For the nine months ended September 30, 2019, revenue increased $33 million, or 2.9%, (4.9% at constant currency) as compared to the prior year. Revenue was negatively impacted by $22 million of foreign currency translation during the nine month period. Revenue growth at constant currency was made up of organic revenue growth of $73 million, or 6.5%, partially offset by $18 million of reduced revenue related to the net acquisition and divestiture activity. Organic revenue growth for the period was driven by strength in the utility end market, primarily in the United States, the Middle East and India, partially offset by declines in the United Kingdom and Canada. From an application perspective, organic revenue from the water application contributed the majority of the organic growth for the segment, with project deployments in the United States, the Middle East, western Europe and India during the period. The strong organic growth in the water application was partially offset by a slight decline in the SaaS and other application primarily due to the timing of a large software sale in the prior year in the United Kingdom. The energy application remained relatively flat as gas project deployments in the United States during the period were offset by the timing of a large electric project deployment in the prior year. The test application had modest organic growth as compared to the prior year.
Orders / Backlog
Orders received during the third quarter of 2019 were $1,346 million, a decrease of $10 million, or 0.7%, over the prior year (1.0% increase at constant currency). Orders received during the nine months ended September 30, 2019 were $4,053 million, a slight decease of $1 million over the prior year (2.8% increase at constant currency). The order growth was negatively impacted by $24 million and $113 million of foreign currency translation for the three and nine months ended September 30, 2019, respectively. The order growth at constant currency primarily consisted of organic order growth of 1.3% and 3.1% for the three and nine months ended September 30, 2019, respectively. Orders related to divestitures of $4 million reduced order growth during the third quarter of 2019 and net acquisition and divestiture activity of $13 million reduced order growth during the nine months ended September 30, 2019.
The following tables illustrate the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to orders during the three and nine months ended September 30, 2019:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2018 Orders	$537		$377		$442		$1,356
Organic Growth	62	11.5%	5	1.3%	(49)	(11.1)%	18	1.3%
Acquisitions/(Divestitures)	—	—%	—	—%	(4)	(0.9)%	(4)	(0.3)%
Constant Currency	62	11.5%	5	1.3%	(53)	(12.0)%	14	1.0%
Foreign currency translation (a)	(13)	(2.4)%	(6)	(1.6)%	(5)	(1.1)%	(24)	(1.8)%
Total change in orders	49	9.1%	(1)	(0.3)%	(58)	(13.1)%	(10)	(0.7)%
2019 Orders	$586		$376		$384		$1,346

(a)
Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the British Pound, the Chinese Yuan, the Australian Dollar and the Swedish Krona.

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2018 Orders	$1,671		$1,162		$1,221		$4,054
Organic Growth	97	5.8%	33	2.8%	(5)	(0.4)%	125	3.1%
Acquisitions/(Divestitures)	—	—%	—	—%	(13)	(1.1)%	(13)	(0.3)%
Constant Currency	97	5.8%	33	2.8%	(18)	(1.5)%	112	2.8%
Foreign currency translation (a)	(64)	(3.8)%	(26)	(2.2)%	(23)	(1.9)%	(113)	(2.8)%
Total change in orders	33	2.0%	7	0.6%	(41)	(3.4)%	(1)	—%
2019 Orders	$1,704		$1,169		$1,180		$4,053

(b)
Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the British Pound, the Chinese Yuan, the Swedish Krona and the Australian Dollar.

Water Infrastructure
Water Infrastructure segment orders increased $49 million, or 9.1%, to $586 million (11.5% increase at constant currency) for the third quarter as compared to the prior year. Order growth for the segment was negatively impacted by $13 million of foreign currency translation. The order increase on a constant currency basis was driven by organic order growth in the transport application. Transport organic order growth was primarily driven by a large smart city project order secured in India during the quarter, as well as strong pump order intake in North America and across Europe, partially offset by dewatering transport applications in Europe. Organic orders for the treatment application increased slightly during the quarter, primarily driven by order intake in China and North America, which were partially offset by a reduction of orders in Oceania and Europe during the quarter.
For the nine months ended September 30, 2019, orders increased $33 million, or 2.0%, to $1,704 million (5.8% increase at constant currency) as compared to the same prior year period. Order growth for the segment was negatively impacted by $64 million of foreign currency translation. The order increase on a constant currency basis was driven by organic order growth in the transport application. Transport organic order growth was primarily driven by a large smart city project order secured in India during the quarter and strong market conditions, coupled with some price realization, in Europe, North America and China. Organic orders for the treatment application declined during the period, primarily driven by project timing in North America and the emerging markets due to the timing of large project orders in the prior year.
Applied Water
Applied Water segment orders decreased $1 million, or 0.3%, to $376 million (1.3% increase at constant currency) for the third quarter of 2019 as compared to the prior year. Order growth for the quarter was negatively impacted by $6 million of foreign currency translation. The order increase on a constant currency basis was primarily driven by strong commercial order intake in North America during the quarter.
For the nine months ended September 30, 2019, orders increased $7 million, or 0.6%, to $1,169 million (2.8% increase at constant currency) as compared to the same prior year period. Order growth for the period was negatively impacted by $26 million of foreign currency translation. The order increase on a constant currency basis was driven by strong order intake in the United States and China across all applications, which were partially offset by a reduction of orders in the Middle East.
Measurement & Control Solutions
Measurement & Control Solutions segment orders decreased $58 million, or 13.1%, to $384 million (12.0% decrease at constant currency) for the third quarter of 2019 as compared to the third quarter of 2018, which had order growth in excess of 30%. Order intake during the quarter was negatively impacted by $5 million of foreign currency translation. The order decrease on a constant currency basis was driven by an organic decline of $49 million, or 11.1%, and $4 million of divestiture activity. Over half the decrease in organic orders during the quarter was driven by the energy application, which had a few significant gas and electric deployment orders in the prior year that did not repeat. The water application saw a more modest decline in organic orders during the quarter as the lapping of large prior year projects, coupled with some softening market conditions in North America, were largely offset by significant order growth within the AIA platform. SaaS and other experienced modest organic growth during the quarter, driven by order strength in North America. Organic orders for the test application declined during the quarter driven by project timing and soft market conditions in Europe.
For the nine months ended September 30, 2019, orders decreased $41 million, or 3.4%, to $1,180 million (1.5% decrease at constant currency) as compared to the same prior year period. Order intake during the period was negatively impacted by $23 million of foreign currency translation. The order decrease on a constant currency basis was driven by an organic decline of $5 million, or 0.4%, and $13 million of the net acquisition and divestiture activity during the period. The decrease in organic orders for the nine-month period was driven by the similar factors affecting the third quarter.

Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays can occur from time to time. Total backlog was $1,868 million at September 30, 2019, an increase of $126 million or 7.2%, as compared to September 30, 2018 backlog of $1,742 million, and an increase of $179 million or 10.6%, as compared to December 31, 2018 backlog of $1,689 million. We anticipate that approximately 40% of the backlog at September 30, 2019 will be recognized as revenue in the remainder of 2019.
Gross Margin
Gross margin as a percentage of revenue increased 10 basis points to 39.3% and 38.9%, respectively, for both the three and nine months ended September 30, 2019 as compared to 39.2% and 38.8%, respectively, for comparative 2018 periods. The slight gross margin increase for both the three and nine month periods were primarily driven by cost reductions from global procurement and productivity improvement initiatives and price realization, which were partially offset by cost inflation, unfavorable mix and lower overhead cost absorption.
Operating Expenses
The following table presents operating expenses for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2019	2018	Change		2019	2018	Change
Selling, general and administrative expenses ("SG&A")	$273	$279	(2.2)%		$870	$868	0.2%
SG&A as a % of revenue	21.1%	21.7%	(60)	bp	22.4%	22.7%	(30)	bp
Research and development expenses ("R&D")	44	46	(4.3)%		142	137	3.6%
R&D as a % of revenue	3.4%	3.6%	(20)	bp	3.7%	3.6%	10	bp
Restructuring and asset impairment charges	33	4	725.0%		58	19	205.3%
Goodwill impairment charge	148	—	NM		148	—	NM
Operating expenses	$498	$329	51.4%		$1,218	$1,024	18.9%
Expense to revenue ratio	38.4%	25.6%	1,280	bp	31.4%	26.8%	460	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses decreased by $6 million to $273 million, or 21.1% of revenue, in the third quarter of 2019, as compared to $279 million, or 21.7% of revenue, in the comparable 2018 period; and increased $2 million to $870 million, or 22.4% of revenue, in the nine months ended September 30, 2019, as compared to $868 million or 22.7% of revenue for the nine months ended in 2018. The improvement in SG&A as a percent of revenue for both periods was primarily driven by cost reductions from global procurement and productivity improvement initiatives, including restructuring savings, which were partially offset by cost inflation and additional investment in strategic growth initiatives.
Research and Development ("R&D") Expenses
R&D expense was $44 million, or 3.4% of revenue, in the third quarter of 2019, as compared to $46 million or 3.6% of revenue in, the comparable period of 2018; and was $142 million, or 3.7% of revenue, in the nine months ended September 30, 2019, as compared to $137 million or 3.6% of revenue in the comparable period of 2018. Additionally, we capitalized R&D on external sale software of $13 million and $46 million for the three and nine months ended September 30, 2019, as compared to $15 million and $48 million in the prior year periods. Our overall increased spending on R&D over the first nine months of the year is driven by development needs to drive new product growth.

Restructuring and Asset Impairment Charges
Restructuring
During the three and nine months ended September 30, 2019, we recognized restructuring charges of $26 million and $48 million, respectively. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Measurement & Control Solutions and Water Infrastructure segments, as well as headcount reductions in our Applied Water segment. Included in the charges recorded during the three and nine months ended September 30, 2019 were $0 million and $2 million, respectively, related to actions commenced in prior years.
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
The following table presents expected restructuring spend for actions commenced as of September 30, 2019:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2019:
Total expected costs	$18	$5	$27	$—	$50
Costs incurred during Q1 2019	3	—	3	—	6
Costs incurred during Q2 2019	7	2	5	—	14
Costs incurred during Q3 2019	6	2	18	—	26
Total expected costs remaining	$2	$1	$1	$—	$4

Actions Commenced in 2018:
Total expected costs	$8	$1	$7	$—	$16
Costs incurred during 2018	7	1	7	—	15
Costs incurred during Q1 2019	1	—	—	—	1
Costs incurred during Q2 2019	—	—	—	—	—
Costs incurred during Q3 2019	—	—	—	—	—
Total expected costs remaining	$—	$—	$—	$—	$—

Actions Commenced in 2017:
Total expected costs	$12	$7	$4	$—	$23
Costs incurred during 2017	5	4	2	—	11
Costs incurred during 2018	2	1	1	—	4
Costs incurred during Q1 2019	—	—	1	—	1
Costs incurred during Q2 2019	—	—	—	—	—
Costs incurred during Q3 2019	—	—	—	—	—
Total expected costs remaining	$5	$2	$—	$—	$7
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
We currently expect to incur between $50 million and $60 million in restructuring costs for the full year. Included in these costs are costs to implement our Global Business Services platform, which will enable us to simplify, standardize and centralize many of our transactional processes. As a result of all of the actions taken and expected to be taken in 2019, we anticipate approximately $15 million of total net savings to be realized during 2019.
Asset Impairment
During the three and nine months ended September 30, 2019, we determined that certain assets within our Measurement & Control Solutions segment, including customer relationships, internally developed software, proprietary technology, and plant property & equipment, were impaired. Accordingly we recognized impairment charges of $7 million and $10 million during these periods, respectively. Refer to Note 10, "Goodwill and Other Intangible Assets," for additional information.
Goodwill Impairment Charge
During the third quarter of 2019, the Company recorded a goodwill impairment charge of $148 million related to the Advanced Infrastructure Analytics (“AIA”) goodwill reporting unit. The impairment resulted from a downward revision of forecasted future cash flows. Factors that contributed to the revised forecast in the third quarter include lower than expected results as compared to prior forecasts, largely as a result of slower-than-expected conversion of pipeline opportunities to revenue. Additionally, we have continued to invest in the AIA platform ahead of the adoption curve, which has also impacted the near term profitability of the business. These factors drove a decrease in the fair value, based on a discounted cash flow valuation, of the AIA reporting unit that is below its carrying value as of the third quarter, requiring an impairment charge. Refer to Note 10, "Goodwill and Other Intangible Assets," for additional information.
Operating Income
Operating income during the third quarter of 2019 was $11 million, reflecting a decrease of 93.8% compared to $176 million in the third quarter of 2018. Operating margin was 0.8% for 2019 versus 13.7% for 2018, a decrease of 1,290 basis points. Operating margin was negatively impacted by increased special charges of $154 million, consisting entirely of non-cash impairment charges, and increased restructuring and realignment costs of $19 million as compared to the prior year. Excluding these special charges and restructuring and realignment costs, adjusted operating income was $196 million with an adjusted operating margin of 15.1% in 2019 as compared to adjusted operating income of $188 million with an adjusted operating margin of 14.6% in the third quarter of 2018. The increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives, including restructuring savings, and improved price realization, which were partially offset by cost inflation, increased cost of quality, unfavorable mix and increased spending on strategic investments.
Operating income for the nine months ended September 30, 2019 was $291 million, reflecting a decrease of 36.7% compared to $460 million in 2018. Operating margin was 7.5% for 2019 versus 12.0% for 2018, a decrease of 450 basis points. Operating margin for the nine months was negatively impacted by increased special charges of $151 million, consisting entirely of non-cash impairment charges, and increased restructuring and realignment costs of $34 million as compared to the prior year. Excluding these special charges and restructuring and realignment costs, adjusted operating income was $521 million with an adjusted operating margin of 13.4% for the nine months ended September 30, 2019 as compared to adjusted operating income of $505 million with an adjusted operating margin of 13.2% in 2018. The slight increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives, including restructuring savings, improved price realization and favorable volume impacts. These impacts were partially offset by cost inflation, increased spending on strategic investments, unfavorable mix, increased cost of quality and lower overhead cost absorption.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2019	2018	Change		2019	2018	Change
Water Infrastructure
Operating income	$97	$99	(2.0)%		$246	$240	2.5%
Operating margin	18.3%	18.3%	—	bp	15.6%	15.3%	30	bp
Restructuring and realignment costs	7	5	40.0%		25	15	66.7%
Adjusted operating income	$104	$104	—%		$271	$255	6.3%
Adjusted operating margin	19.6%	19.2%	40	bp	17.2%	16.3%	90	bp
Applied Water
Operating income	$61	$59	3.4%		$179	$170	5.3%
Operating margin	16.2%	15.6%	60	bp	15.6%	15.0%	60	bp
Restructuring and realignment costs	3	2	50.0%		10	7	42.9%
Adjusted operating income	$64	$61	4.9%		$189	$177	6.8%
Adjusted operating margin	17.0%	16.1%	90	bp	16.4%	15.6%	80	bp
Measurement & Control Solutions
Operating income	$(136)	$31	(538.7)%		$(94)	$95	(198.9)%
Operating margin	(35.0)%	8.4%	(4,340)	bp	(8.1)%	8.5%	(1,660)	bp
Restructuring and realignment costs	20	4	400.0%		36	15	140.0%
Special charges	155	—	NM		159	3	NM
Adjusted operating income	$39	$35	11.4%		$101	$113	(10.6)%
Adjusted operating margin	10.0%	9.5%	50	bp	8.7%	10.1%	(140)	bp
Corporate and other
Operating loss	$(11)	$(13)	(15.4)%		$(40)	$(45)	(11.1)%
Special charges	—	1	NM		—	5	NM
Adjusted operating loss	$(11)	$(12)	(8.3)%		$(40)	$(40)	—%
Total Xylem
Operating income	$11	$176	(93.8)%		$291	$460	(36.7)%
Operating margin	0.8%	13.7%	(1,290)	bp	7.5%	12.0%	(450)	bp
Restructuring and realignment costs	30	11	172.7%		71	37	91.9%
Special charges	155	1	NM		159	8	NM
Adjusted operating income	$196	$188	4.3%		$521	$505	3.2%
Adjusted operating margin	15.1%	14.6%	50	bp	13.4%	13.2%	20	bp
NM - Not meaningful percentage change

Water Infrastructure
Operating income for our Water Infrastructure segment decreased $2 million, or 2.0%, for the third quarter of 2019 compared to the prior year, with operating margin remaining flat at 18.3%. Operating margin was negatively impacted by increased restructuring and realignment costs of $2 million in 2019. Excluding these restructuring and realignment costs, adjusted operating income remained flat at $104 million for both periods with adjusted operating margin increasing from 19.2% to 19.6%. The increase in adjusted operating margin for the quarter was primarily due to cost reductions from our global procurement and productivity initiatives and improved price realization, which were partially offset by cost inflation, and unfavorable impacts from cost of quality, volume and mix.
For the nine months ended September 30, 2019, operating income increased $6 million, or 2.5%, as compared to the prior year, with operating margin also increasing from 15.3% to 15.6%. Operating margin was negatively impacted by increased restructuring and realignment costs of $10 million in 2019. Excluding these restructuring and realignment costs, adjusted operating income increased $16 million, or 6.3%, with adjusted operating margin increasing from 16.3% to 17.2%. The increase in adjusted operating margin during the period was primarily due to cost reductions from our global procurement and productivity initiatives, price realization and favorable volume, which were partially offset by cost inflation, lower overhead cost absorption, increased cost of quality, increased spending on strategic investments and unfavorable mix.
Applied Water
Operating income for our Applied Water segment increased $2 million, or 3.4%, for the third quarter of 2019 compared to the prior year, with operating margin also increasing from 15.6% to 16.2%. Operating margin was negatively impacted by increased restructuring and realignment costs of $1 million in 2019. Excluding these restructuring and realignment costs, adjusted operating income increased $3 million, or 4.9%, with adjusted operating margin increasing from 16.1% to 17.0%. The increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives and improved price realization, which were partially offset by cost inflation, lower overhead cost absorption and unfavorable mix.
For the nine months ended September 30, 2019, operating income increased $9 million, or 5.3%, as compared to the prior year, with operating margin also increasing from 15.0% to 15.6%. Operating margin was negatively impacted by increased restructuring and realignment costs of $3 million in 2019. Excluding these restructuring and realignment costs, adjusted operating income increased $12 million, or 6.8%, with adjusted operating margin increasing from 15.6% to 16.4%. The increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives and price realization, which were partially offset by cost inflation, lower overhead cost absorption, increased spending on strategic investments and unfavorable mix.
Measurement & Control Solutions
Operating income for our Measurement & Control Solutions segment decreased $167 million, or 538.7%, for the third quarter of 2019 compared to the prior year, with operating margin also decreasing from 8.4% to (35.0)%. Operating margin was negatively impacted by $155 million of special charges, consisting entirely of non-cash impairment charges, incurred during the quarter and increased restructuring and realignment costs of $16 million in 2019. Excluding these items, adjusted operating income increased $4 million, or 11.4%, with adjusted operating margin increasing from 9.5% to 10.0%. The increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives, favorable volume impacts and price realization, which were partially offset by moderating cost inflation, increased cost of quality and increased spending on strategic investments.
For the nine months ended September 30, 2019, operating income decreased $189 million, or 198.9%, as compared to the prior year, with operating margin also decreasing from 8.5% to (8.1)%. Operating margin was negatively impacted by increased special charges of $156 million, consisting entirely of non-cash impairment charges, and increased restructuring and realignment costs of $21 million during the period. Excluding these items, adjusted operating income decreased $12 million, or 10.6%, with adjusted operating margin decreasing from 10.1% to 8.7%. The decrease in adjusted operating margin was primarily due to increases in cost inflation, increased spending on strategic investments and unfavorable mix impacts. Purchase accounting impacts from prior year acquisitions also negatively affected operating margin. These impacts were partially offset by cost reductions from our global procurement and productivity initiatives, favorable volume impacts and price realization.

Corporate and other
Operating loss for corporate and other decreased $2 million, or 15.4%, for the third quarter of 2019 compared to the prior year, primarily due to $1 million of special charges incurred during the quarter in 2018 that did not recur. Excluding these costs, adjusted operating loss decreased $1 million, or 8.3%, compared to the prior year. For the nine months ended September 30, 2019, operating loss for corporate and other decreased $5 million, or 11.1%, compared to the same prior year period, primarily due to $5 million of special charges incurred during the period in 2018 that did not recur.
Interest Expense
Interest expense was $16 million and $52 million for the three and nine months ended September 30, 2019, and $21 million and $63 million for the three and nine months ended September 30, 2018. The decrease in interest expense for the both the three and nine month periods ended September 30, 2019 is primarily driven by additional interest expense that was incurred during 2018 related to debt that was entered into to fund our acquisition of Pure Technologies Ltd., which has been repaid as of September 30, 2019. See Note 13, "Credit Facilities and Debt", of our consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for the three months ended September 30, 2019 was a benefit of $77 million resulting in an effective tax rate of 623.6% (on a pre-tax loss for the period), compared to a $31 million charge resulting in an effective tax rate of 19.0% for the same period in 2018. The income tax provision for the nine months ended September 30, 2019 was a benefit of $45 million resulting in an effective tax rate of (18.9)%, compared to an $82 million charge resulting in an effective tax rate of 20.1% for the same period in 2018. The effective tax rates for the three and nine month periods ended September 30, 2019 differ from the same periods in 2018 primarily due to the income tax benefit that resulted from changes in tax law in Switzerland and the impact of the goodwill impairment charge on income before taxes in 2019. On an adjusted basis, the effective tax rates were 19.0% and 19.2% for the three and nine months ended September 30, 2019, respectively, and 18.7% and 19.5% for the three and nine months ended September 30, 2018, respectively.  See the “adjusted net income” and “adjusted earnings per share” reconciliation of GAAP to non-GAAP measures in the "Key Performance Indicators and Non-GAAP Measures" section for further detail.
Other Comprehensive Income
Other comprehensive loss was $37 million for the three months ended September 30, 2019 compared to a loss of $1 million for the same period in 2018. Foreign currency translation contributed unfavorable impacts during the quarter of $11 million, driven primarily by the weakening of the Euro, the Great British Pound, the Canadian Dollar, the Polish Zloty, the Hungarian Forint and the Swedish Krona as compared to the U.S. Dollar in 2019 versus the strengthening of these currencies in the same prior year period. These unfavorable currency translation impacts were partially offset by the movement in our Euro net investment hedges during the quarter. In addition to net unfavorable foreign currency translation impacts, there was an unfavorable impact from the movement of tax on the net investment hedges as compared to the prior year of $16 million during the quarter that contributed to the increased loss.
For the nine months ended September 30, 2019, other comprehensive loss was $28 million compared to a loss of $68 million for the same period in 2018. Foreign currency translation contributed favorable impacts during the period of $52 million, driven by the positive movement in our Euro net investment hedges and the strengthening of the Canadian Dollar as compared to the U.S. Dollar in 2019 versus the weakening of this currency in the same prior year period. Additionally, the weakening of the South African Rand, the Indian Rupee and the Chinese Yuan as compared to the U.S. Dollar was less negative in 2019 than the weakening of these currencies in the same prior year period. These increases were partially offset by further weakening of the Euro as compared to the U.S. Dollar in the current period versus the comparable prior year period. Net favorable foreign currency translation impacts were partially offset by an unfavorable impact from the movement of tax on the net investment hedges as compared to the prior year of $8 million during the period.

Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Nine Months Ended
	September 30,
(In millions)	2019	2018	Change
Operating activities	$451	$388	$63
Investing activities	(185)	(579)	394
Financing activities	(99)	195	(294)
Foreign exchange (a)	(10)	(14)	4
Total	$157	$(10)	$167

(a)
The impact is primarily due to the strengthening of the Chinese Yuan, the Indian Rupee, the Canadian Dollar and various other currencies against the U.S. Dollar. These impacts were partially offset by the weakness of the Euro against the U.S. Dollar.

Sources and Uses of Liquidity
Operating Activities
During the nine months ended September 30, 2019, net cash provided by operating activities was $451 million, an increase of $63 million as compared to the same prior year period. This increase was primarily driven by an increase in cash from earnings during the period, improvement in working capital levels due to improved inventory management, and decreased payments for post retirement obligations, which were partially offset by an increase in cash tax payments.
Investing Activities
Cash used in investing activities was $185 million for the nine months ended September 30, 2019 as compared to $579 million in the comparable prior year period. This decrease in cash used was mainly driven by the $433 million spent on 2018 acquisitions, primarily for the acquisition of Pure Technologies Ltd., versus the $18 million spent for acquisition activity during the current year period. This decrease is partially offset by $22 million of proceeds received for a divested business in 2018.
Financing Activities
Cash used by financing activities was $99 million for the nine months ended September 30, 2019 as compared to cash generated of $195 million in the comparable prior year period. The net decrease in cash generated by financing activities during the period was primarily due to higher levels of short-term debt related to acquisition financing during the first quarter of 2018 and an increase in dividends paid of $17 million during the period as compared to the prior year. These drivers were partially offset by a decrease in share repurchase activity of $19 million.
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
Non-United States Operations
We generated approximately 51% of our revenue from non-United States operations for the three and nine months ended September 30, 2019 and 52% and 54% for the three and nine months ended September 30, 2018, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-United States operations and we expect a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the United States and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, and reassess whether there is a demonstrated need to repatriate funds held internationally to support our United States operations. As of September 30, 2019, we have provided a deferred tax liability of $9 million for foreign withholding taxes and state income taxes on $505 million expected to be repatriated to the United States parent as deemed necessary. Repatriation is not expected to have a material impact on liquidity. As of September 30, 2019, our foreign subsidiaries were holding $298 million in cash or marketable securities.
Critical Accounting Estimates
Our discussion and analysis of our results of operations and capital resources are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report describes the critical accounting estimates used in preparation of the condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. Other than as discussed below, there have been no significant changes in the information concerning our critical accounting estimates as stated in our 2018 Annual Report.
During the fourth quarter of 2018, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were in excess of their carrying values. Our Advanced Infrastructure Analytics (“AIA”) business within our Measurement & Control Solutions segment was the only goodwill reporting unit whose fair value was not substantially in excess of its carrying value. At the time, our assessment indicated that the fair value of the AIA business exceeded its carrying amount by less than 10%.
In the third quarter of 2019, the Company revised its forecasted future cash flows for the AIA business. Factors that contributed to the revised forecast in the third quarter include lower than expected results as compared to prior forecasts, largely as a result of slower-than-expected conversion of pipeline opportunities to revenue. Additionally, we have continued to invest in the AIA platform ahead of the adoption curve, which has also impacted the near term profitability of the business. Based on these factors we determined that there were indicators that the AIA reporting unit’s goodwill may be impaired, and accordingly, we performed an interim goodwill impairment test as of July 1, 2019. The results of the impairment test showed that the fair value of the AIA reporting unit was lower than the carrying value, resulting in a $148 million goodwill impairment charge. As of September 30, 2019 the remaining goodwill balance in our AIA reporting unit after recording the goodwill impairment charge was $170 million.
Also, during the third quarter of 2019, due to the factors discussed above, we assessed whether the carrying amounts of the AIA reporting unit’s long-lived assets may not be recoverable and therefore impaired. Our assessment resulted in an impairment charge of $7 million, primarily related to customer relationships, proprietary technology, software and property, plant and equipment. The charge was calculated using an income approach.
The fair value of our reporting units and intangible assets is judgmental in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, as well as, future economic and market conditions. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also require judgment. If we do not achieve our forecasts, given that the fair value and the carrying value of the AIA reporting unit were the same at July 1, 2019, it is possible that the goodwill of the AIA reporting unit could be deemed to be impaired again in a future period.
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

PART II

ITEM 1.             LEGAL PROCEEDINGS
From time to time we are involved in legal and regulatory proceedings that are incidental to the operation of our businesses (or the business operations of previously owned entities). These proceedings may seek remedies relating to environmental matters, tax, intellectual property matters, acquisitions or divestitures, product liability and personal injury claims, privacy, employment, labor and pension matters, government contract issues and commercial or contractual disputes. See Note 19 "Commitments and Contingencies", to the condensed consolidated financial statements for further information and any updates.
ITEM 1A.           RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2018 Annual Report on Form 10-K under Item 1A. Risk Factors.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended September 30, 2019:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
7/1/19 - 7/31/19	—	—	—	$338
8/1/19 - 8/31/19	—	—	—	$338
9/1/19 - 9/30/19	—	—	—	$338
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three months ended September 30, 2019. There are up to $338 million in shares that may still be purchased under this plan as of September 30, 2019.

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

101.0
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
104.0	The cover page from Xylem Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2019 formatted in Inline XBRL and contained in Exhibit 101.0.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri McShane
Geri McShane
Vice President, Controller and Chief Accounting Officer

October 31, 2019