Form 10-K
period 2019-12-31
Xylem Inc.
filed 2020-02-28
CIK 1524472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	12/31/2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 1-35229
Xylem Inc.
(Exact name of registrant as specified in its charter)

Indiana	45-2080495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 International Drive, Rye Brook, NY 10573
(Address of principal executive offices and zip code)
(914) 323-5700
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	XYL	New York Stock Exchange
2.250% Senior Notes due 2023	XYL23	New York Stock Exchange
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
Large Accelerated Filer  ☑        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2019 was approximately $14.0 billion. As of February 21, 2020, there were 180,222,582 outstanding shares of the registrant’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Shareowners, to be held in May 2020, are incorporated by reference into Part II and Part III of this Report.

Xylem Inc.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2019

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
Forward-Looking Statements
This Report contains information that may constitute “forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Generally, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “believe,” “target,” “will,” “could,” “would,” “should” and similar expressions identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. These forward-looking statements include any statements that are not historical in nature, including any statements about the capitalization of the Company, the Company’s restructuring and realignment plans, future strategic plans and other statements that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future - including statements relating to orders, revenues, operating margins and earnings per share growth, and statements expressing general views about future operating results - are forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such forward-looking statements.

Factors that could cause results to differ materially from those anticipated include: overall economic and business conditions; geopolitical and other risks associated with our international operations, including military actions, protectionism, economic sanctions or trade barriers including tariffs and embargoes that could affect customer markets and our business, and non-compliance with laws, including foreign corrupt practice laws, data privacy, export and import laws and competition laws; actual or potential pandemics; potential for unexpected cancellations or delays of customer orders in our reported backlog; our exposure to fluctuations in foreign currency exchange rates; disruption, competition and pricing pressures in the markets we serve; industrial, governmental and private sector spending; the strength of housing and related markets; weather conditions; ability to retain and attract talent and key members of management; our relationship with and the performance of our supply chain including channel partners; our ability to successfully identify, complete and integrate acquisitions; our ability to borrow or to refinance our existing indebtedness and availability of liquidity sufficient to meet our needs; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; changes in the value of goodwill or intangible assets; risks relating to product defects, product security, product liability and recalls; claims or investigations by governmental or regulatory bodies; cybersecurity attacks, breaches or other disruptions of information technology systems on which we rely; our sustainability initiatives; litigation and contingent liabilities; and other factors set forth under “Item 1A. Risk Factors” and with subsequent filings we make with the Securities and Exchange Commission (“SEC”).

All forward-looking statements made herein are based on information currently available to the Company as of the date of this Report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1.        BUSINESS
Business Overview
Xylem, with 2019 revenues of $5.2 billion and approximately 16,300 employees, is a leading global water technology company. We design, manufacture and service highly engineered products and solutions ranging across a wide variety of critical applications primarily in the water sector, but also in electric and gas. Our broad portfolio of products, services and solutions addresses customer needs across the water cycle, from the delivery, measurement and use of drinking water to the collection, testing, analysis and treatment of wastewater to the return of water to the environment.
We have differentiated market positions in core application areas including transport, treatment, test, smart metering, infrastructure assessment services, digital solutions, condition assessment and leak detection, commercial and residential building services and industrial processing. Setting us apart is a unique set of global assets that include:

•	Market leading brands, some of which have been in use for more than 100 years

•	Far-reaching global distribution networks consisting of direct sales forces and independent channel partners serving a diverse customer base in approximately 150 countries

•	A substantial global installed base that provides for steady recurring revenue

•	A strong financial position and cash generation profile that enables us to fund strategic organic and inorganic growth initiatives, and consistently return capital to shareholders

Key pillars of our long-term strategy include: (1) accelerate profitable growth; (2) increase profitability by driving continuous improvement initiatives; (3) develop leadership and talent; (4) focus on execution and accountability; and (5) create social value in everything we do.
Company History and Certain Relationships
On October 31, 2011, ITT Corporation ("ITT") completed the Spin-off (the “Spin-off”) of Xylem, formerly ITT’s water equipment and services businesses. The Spin-off was completed pursuant to a Distribution Agreement, dated as of October 25, 2011 (the “Distribution Agreement”), among ITT (now ITT LLC), Exelis Inc., acquired by Harris Inc. on May 29, 2015 (“Exelis”), and Xylem.
Our Industry
Our planet faces serious water challenges. Less than 1% of the total water available on earth is fresh water, and these supplies are under threat due to factors such as the draining of aquifers, increased pollution and the effects of climate change. Demand for fresh water is rising rapidly due to population growth, industrial expansion, and increased agricultural development, with consumption estimated to double every 20 years. By 2025, more than 30% of the world’s population is expected to live in areas without adequate water supply. Even in developed countries with sufficient clean water supply, existing water supply infrastructure is aging and often inefficient. In the United States, deteriorating pipe systems, theft or inaccurate meters result in approximately one out of every six gallons of treated water being lost prior to reaching the end customer. This problem of "non-revenue" water is a major financial challenge of many utilities globally, especially in developing markets where non-revenue water can represent 10% to 60% or more of net water produced. These and other challenges create opportunities for growth in the global water industry. We estimate the total addressable market size to be approximately $560 billion.

Global water needs cannot be met without streamlining the water industry’s cost structure with technologies that fundamentally change the provision and management of water. We compete in areas that are pivotal to improving water affordability and resilience while reducing the impact of water scarcity. Water affordability refers to the more efficient delivery, use and treatment of clean water and wastewater. Resilience refers to the management of water-related risks and the resilience of water infrastructure. Water scarcity refers to the management of limited supplies of water due to climate change, overpopulation and pollution. Our customers often face all three of these challenges, ranging from inefficient and aging water distribution networks and energy-intensive or unreliable wastewater management systems (which require improvements in “water affordability”); droughts and pollution which limit the amount of water readily available (causing "water scarcity”); or exposure to natural disasters such as floods or droughts (which require improvements in “resilience”). Additionally, we also provide solutions to enhance communications and efficiency, improve safety and conserve resources to customers in the water, electric, gas, and lighting sectors. Delivering value in these areas creates significant opportunity for the Company. We estimate our total served market size to be approximately $61 billion.

The Global Water Industry Value Chain
The water industry value chain includes Equipment, Technology and Services companies, like Xylem, which address the unique challenges and demands of a diverse customer base. This customer base includes water and wastewater utilities that supply, treat and monitor clean water or transport, treat and analyze wastewater or storm water through an infrastructure network, and engineering, procurement and construction or (EPC) firms and third party contractors, which work with utilities to design and build water and wastewater infrastructure networks, as depicted below. Utilities and other customers require products, solutions, services, technology and application expertise from their Equipment, Technology and Services providers to address trends such as rising pollution, stricter regulations, increasing operational costs and the increased outsourcing of process knowledge. In addition to utilities, Equipment, Technology and Service companies also provide distinct technologies and application expertise to a wide array of entities, including farms, mines, power plants, industrial facilities (such as food and beverage and pharmaceutical manufacturers) and residential and commercial customers seeking to address similar trends.
Water Industry Supply Chain

Business Strategy
Our strategy is to enhance shareholder value by providing distinctive solutions for our customers' most important water scarcity, affordability and resilience challenges, enabling us to grow revenue, organically and through strategic acquisitions, as we streamline our cost structure. Key elements of our strategy are summarized below:

•	Accelerate Profitable Growth. To accelerate growth, we continue to focus on several priorities:

•	Emerging Markets - We seek to accelerate our growth, particularly in priority emerging markets through increased focus on product localization and channel development.

•
Innovation & Technology - We seek to enhance our innovation efforts with increased focus on smart, digitally enabled technologies and innovation that can significantly improve customers’ productivity, quality and resilience.

•	Commercial Leadership - We are strengthening our capabilities by simplifying and modernizing our commercial processes and supporting information technology systems.

•	Mergers and Acquisitions - We continue to evaluate and, where appropriate, act upon attractive acquisition candidates to accelerate our growth, including into adjacent markets.

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

•
Develop Leadership and Talent. We continue to invest in attracting, developing and retaining world-class talent with a focus on leadership and talent development programs. We will continue to align individual performance with the objectives of the Company, its shareholders and its stakeholders.

•
Focus on Execution and Accountability. We seek to ensure the impact of these strategic focus areas by holding our people accountable and streamlining our performance management and goal deployment systems.

•
Create social value in everything we do. We seek to have a positive impact on communities through the combination of sustainable practices, corporate social responsibility and employee, customer, and stakeholder engagement.

Business Segments, Distribution and Competitive Landscape
We have three reportable business segments that are aligned around the critical market applications they provide: Water Infrastructure, Applied Water, and Measurement & Control Solutions. See Note 22, “Segment and Geographic Data,” in our consolidated financial statements for financial information about segments and geographic areas.
The table and descriptions below provide an overview of our business segments.

	Market Applications	2019 Revenue (in millions)	% Revenue	Major Products	Primary Brands
Water Infrastructure	Transport	$1,780	82%	• Water and wastewater pumps • Filtration, disinfection and biological treatment equipment • Mobile dewatering equipment	• Flygt • Godwin • Leopold • Sanitaire • Wedeco
	Treatment	397	18%

		$2,177	100%

Applied Water	Building Services	$848	55%	• Pumps • Valves • Heat exchangers • Controls • Dispensing equipment systems	• A-C Fire Pump • Bell & Gossett • Flojet • Goulds Water Technology • Jabsco • Lowara • Standard Xchange
	Industrial Water	693	45%

		$1,541	100%

Measurement & Control Solutions	Water	$768	50%	• Smart meters • Networked communication devices • Data analytics • Test equipment • Controls • Sensor devices • Software & managed services • Critical infrastructure services	• EmNet • Pure • Sensus • Smith Blair • Visenti • WTW • YSI
	Energy	337	22%
	Test	327	21%
	Software as a Service/Other	99	7%
		$1,531	100%

Water Infrastructure
Our Water Infrastructure segment primarily supports the process that collects water from a source, treats it and distributes it to users, and then treats and returns the wastewater responsibly to the environment through two closely linked applications: Transport and Treatment. The Transport application also includes sales and rental of specialty dewatering pumps and related equipment and services, which provide the safe removal or draining of groundwater and surface water from construction sites or other industrial sites and bypass pumping for the repair of aging utility infrastructure, as well as emergency water transport and removal during severe weather events.
The customer base consists of two primary end markets: utility and industrial. The utility market includes public, private and public-private entities that support water, wastewater and storm water networks. The industrial market includes customers who require similar water and wastewater infrastructure networks to support various industrial operations.
Water Infrastructure sells primarily through direct channels with remaining sales through indirect channels and service capabilities. Both utility and industrial facility customers increasingly require our teams’ global but locally proficient expertise to use our equipment in their specific applications. Several trends are increasing demand for this application expertise: (i) the increase in both the type and amount of contaminants found in the water supply, (ii) increasing environmental regulations, (iii) the need to increase system efficiencies to optimize energy and other operational costs, (iv) the retirement of an aging water industry workforce that has not been systematically renewed at utilities and other end-user customers, and (v) the build-out of water infrastructure in the emerging markets. We estimate our served market size in this sector to be approximately $18 billion.
Given the highly fragmented nature of the water industry, the Water Infrastructure segment competes with a large number of businesses. We differentiate ourselves in the market by focusing on product and service performance, quality and reliability, innovation, speed to market with new or disruptive technologies, application expertise, brand reputation, energy efficiency, product life-cycle cost, timeliness of delivery, proximity of service centers, effectiveness of our distribution channels and price. In the sale or rental of products and provision of services, we benefit from our large installed base, which requires maintenance, repair and replacement parts due to the critical application and nature of the products and the conditions under which they operate. Timeliness of delivery, quality and the proximity of service centers are important customer considerations when selecting a provider for after-market products and services as well as equipment rentals. In geographic regions where we are locally positioned to provide a quick response, customers have historically relied on us, rather than our competitors, for after-market products relating to our highly engineered and customized solutions. Our key competitors in the Water Infrastructure segment include KSB Inc., Sulzer Ltd., Evoqua Water Technologies, United Rentals, Trojan (Danaher Corporation) and Grundfos, among others.
Applied Water
Applied Water encompasses the uses of water in two primarily applications: Building Services and Industrial Water. These applications serve a diverse set of end markets including: residential, commercial and industrial. Residential consumers represent the end users in the residential market, while owners and managers of properties such as apartment buildings, retail stores, institutional buildings, restaurants, schools, hospitals and hotels are examples of end users in the commercial market. The industrial market includes OEMs, exploration and production firms, and developers and managers of industrial facilities, such as electrical power generators, chemical manufacturers, machine shops, clothing manufacturers, food and beverage companies and car washes.
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

Competition in the Applied Water segment focuses on brand equity, application expertise, product delivery, performance and energy efficiency, quality and price. We compete by offering a wide variety of innovative and high-quality products, coupled with world-class application expertise. We believe our distribution through well-established channels and our reputation for quality significantly enhance our market position. Our ability to deliver innovative product offerings has enabled us to compete effectively, to cultivate and maintain customer relationships and to serve and expand into many niche and new markets. Our key competitors in the Applied Water segment include Grundfos, Wilo SE, Pentair plc and Franklin Electric Co., Inc.

Measurement & Control Solutions
Measurement & Control Solutions develops advanced technology solutions that enable intelligent use and conservation of critical water and energy resources. The segment delivers communications, smart metering, measurement and control technologies and critical infrastructure technologies that allow customers to more effectively use their distribution networks for the delivery, monitoring and control of critical resources such as water, electricity and natural gas. We also provide analytical instrumentation used to measure and analyze water quality, flow and level in clean water, wastewater, surface water and coastal environments. Additionally, we offer software and services including cloud-based analytics, remote monitoring and data management, leak detection, condition assessment, asset management and pressure monitoring solutions. We also offer smart lighting solutions that improve efficiency and public safety efforts across communities.
At the heart of our leading technologies is automation, data management and decision support. Communications networks automate and optimize meter reading, monitor flow rates and detect and enable rapid response to changing and unsafe conditions. In short, they provide insight into operations and enable our customers to manage the entire scope of their operations remotely through their networks. At the center of our offering is the FlexNet communication network, which provides a common communications platform and infrastructure for essential metering services. This two-way communication technology remotely connects a wide variety of smart points in a given network with protocols, frequently on Federal Communications Commission ("FCC") licensed spectrum in the United States, that enable reliable, resilient and secure transmissions. These technologies allow our customers to remotely and continuously monitor their water, gas or electric distribution infrastructure, prioritize and manage maintenance and use data to optimize all aspects of their networks. Our Advanced Infrastructure Analytics complement these offerings with intelligent solutions that help utility decision-makers manage and maintain their networks more effectively in real time.
The majority of our sales in the United States is conducted through strong, long-standing relationships with leading distributors and dedicated channel partners for water, gas and electric markets. Internationally, direct sales are often made in markets without established distribution channels; however, some distribution channels are used in more developed markets. A more direct sales approach, with key account management, is employed for large utilities and government programs.
We estimate our served market size in this sector to be approximately $24 billion. Macro growth drivers include increasing regulation, aging infrastructure and worldwide movement towards smart grid implementation. Water scarcity and conservation, as well as the need to prevent revenue loss (via inaccurate meter readings, leaks or theft) are among the drivers of smart meter and leak detection technologies.
Our Sensus-branded meters are well positioned in the smart metering sector, the fastest growing sector of the global meter industry. We set ourselves apart in the industry by focusing on our communication network, innovation, new product development and service offerings that deliver tangible savings of non-revenue water through improved meter accuracy, reduced theft and identification of leaks. Our Pure Technologies’ equipment and services are also well positioned in the leak detection sector which is attracting considerable attention as aging infrastructure and increased regulatory scrutiny exert pressure on operating budgets. Our key competitors in the Measurement & Control Solutions segment include Itron, Badger Meter, Landis+Gyr, Neptune (Roper), Elster (Honeywell), Echologics (Mueller Water Products), Hach (Danaher Corporation) and Teledyne.
Geographic Profile
The table below illustrates the annual revenue and percentage of revenue by geographic area for each of the three years ended December 31.

	Revenue
(in millions)	2019		2018		2017
	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total
United States	$2,554	49%	$2,424	47%	$2,161	46%
Europe	1,380	26%	1,449	28%	1,335	28%
Asia Pacific	659	13%	660	13%	611	13%
Other	656	12%	674	12%	600	13%
Total	$5,249		$5,207		$4,707
In addition to the traditional markets of the United States and western Europe, opportunities in emerging markets within Asia Pacific, eastern Europe, Latin America and other countries are growing. Revenue derived from emerging markets comprised approximately 20% of our revenue in each of the last three years.

Supply and Seasonality
We have a global manufacturing and assembly footprint, with production facilities in Europe, North America, Latin America, Asia and the Middle East. Our inventory management and distribution practices seek to minimize inventory holding periods by striving to take delivery of the inventory and manufacturing as close as possible to the sale or distribution of products to our customers. All of our businesses require various parts and raw materials, the availability and prices of which may fluctuate. Parts and raw materials commonly used in our products include motors, fabricated parts, castings, bearings, seals, batteries, PCBs and electronic components, as well as steel, brass, nickel, copper, aluminum and plastics. While we may recover some cost increases through operational improvements, we are still exposed to some pricing risk, including increased pricing risk due to duty and tariff assessments by the United States on foreign imports. We attempt to control costs through fixed-priced contracts with suppliers and various other programs, such as our global procurement initiative.
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
Our business segments experience a modest level of seasonality in their operations. This seasonality is dependent on factors such as customers' capital spending as well as climate change and weather conditions, including heavy flooding, droughts and fluctuations in temperatures, all of which can positively or negatively impact portions of our business.
Customers
Our business is not dependent on any single customer or a few customers, the loss of which would have a material adverse effect on our Company. No individual customer accounted for more than 10% of our consolidated revenues in 2019, 2018 or 2017.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays can occur from time to time. Total backlog was $1,801 million at December 31, 2019 and $1,689 million at December 31, 2018. We anticipate that approximately 60% of the backlog at December 31, 2019 will be recognized as revenue during 2020.
Research and Development
Research and development (“R&D”) is a key foundation of our growth strategy and we focus on the design and development of products and application know-how that anticipate customer needs and emerging trends. Our engineers are involved in new product development as well as improvement of existing products to increase customer value. Our businesses invest substantial resources into R&D. We anticipate we will continue to develop and invest in our R&D capabilities to promote a steady flow of innovative, high-quality and reliable products and integrated solutions to further strengthen our position in the markets we serve. In addition to investments made in software development, which were capitalized, we incurred $191 million, $189 million, and $181 million as a result of R&D investment spending in 2019, 2018 and 2017, respectively.
We have R&D and product development capabilities around the world. R&D activities are initially conducted in our technology centers, located in conjunction with some of our major manufacturing facilities to ensure an efficient and robust development process. We have several global technical centers and local development teams around the world where we are supporting global needs and accelerating the customization of our products and solutions to address local needs. In some cases, our R&D activities are conducted at our piloting and testing facilities and at strategic customer sites. These piloting and testing facilities enable us to serve our strategic markets globally. As part of expanding our bandwidth and to increase our access to technology, we have built innovation eco-system partnerships with academic institutions, start-up accelerators and venture capital organizations.
Capitalized Software
We capitalize software developed for sale to external customers, which is included within "Other intangible assets, net" on our Consolidated Balance Sheets. As of December 31, 2019 and 2018 we had net capitalized software for sale to external customers of $165 million and $128 million, respectively.
Intellectual Property
We generally seek patent protection for those inventions and improvements that we believe will improve our competitive position. We believe that our patents and applications are important for maintaining the competitive differentiation of our products and improving our return on R&D investments. While we own, control or license a significant number of patents, trade secrets, proprietary information, trademarks, trade names, copyrights and other intellectual property rights which, in the aggregate, are of material importance to our business, management believes that our business, as a whole, as well as each of our core business segments, is not materially dependent on any one intellectual property right or related group of such rights.
Patents, patent applications and license agreements expire or terminate over time by operation of law, in accordance with their terms or otherwise. As the portfolio of our patents, patent applications and license agreements has evolved over time, we do not expect the expiration of any specific patent to have a material adverse effect on our financial position or results of operations.
Environmental Matters and Regulation
Our global operations are subject to various laws and regulations governing the environment, such as those promulgated by the United States Environmental Protection Agency and similar state and foreign environmental agencies, including the discharge of pollutants and the management and disposal of hazardous substances. While environmental laws and regulations are subject to change, such changes can be difficult to predict reliably and the timing of potential changes is uncertain. Management does not believe, based on current circumstances, that compliance costs pursuant to such regulations will have a material adverse effect on our financial position or results of operations. However, the effect of future legislative or regulatory changes could be material to our financial condition or results of operations.
We continue to be dedicated to environmental and sustainability programs to minimize the use of natural resources, and reduce the utilization and generation of hazardous materials from our processes and to remediate identified environmental concerns. As to the latter, we are currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former manufacturing facilities.  We do not anticipate these liabilities will have a material adverse effect on our consolidated financial position or results of operations.  At December 31, 2019, we had estimated and accrued $3 million related to environmental matters.
Sustainability
At Xylem, sustainability is at the center of who we are and what we do. As a leading global water technology company, we address one of the world’s most urgent sustainability challenges - responsible stewardship of our shared water resources. Technology is playing an increasingly important role in helping the world solve water issues. We have a long history of innovation and we are focusing on the powerful capabilities of smart technology, integrated management and data analytics.
We believe our financial performance and commitment to sustainability go hand in hand. Xylem approaches business sustainability as a way to generate economic value while also creating value for society, thus meeting the needs of both. Accordingly, in 2019, we evolved our approach to leverage sustainability in our decision-making toward long-term value for our shareholders, customers, employees and communities in which we operate and announced an ambitious new slate of 2025 sustainability goals. These new goals can be found in our 2018 Sustainability Report, which is published using the Global Reporting Initiative (GRI) framework.
In setting our 2025 Sustainability goals, we also aligned them with the United Nations Sustainable Development Goals (UNSDGs), not only to substantiate our contribution to achieving global objectives, but also to be transparent in our communication to stakeholders by providing details on our responsibility to build a sustainable future. While Xylem embraces all 17 of the UNSDGs, we have a special focus on SDG6: Clean Water and Sanitation.

Employees
As of December 31, 2019, Xylem had approximately 16,300 employees worldwide.  We have approximately 5,600 employees in the United States, of whom approximately 17% are represented by labor unions. In certain foreign countries, our employees are represented by work councils.  We believe that our facilities are in favorable labor markets with ready access to adequate numbers of workers and believe our relations with our employees are good.
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

ITEM 1A.    RISK FACTORS
In evaluating our business, the following discussion of significant factors, events, and uncertainties that make an investment in our securities risky should be carefully considered, along with all of the other information in this Report and in our other filings with the SEC. The events and consequences discussed in these risk factors could, in circumstances that we may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, financial condition, cash flow, results of operations or market price of our common stock.
These risk factors do not identify all the risks we face. We operate in a continually changing business, economic and geopolitical environment and as a result new risk factors may emerge from time to time. We could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks. In addition, the global economic and geopolitical climate amplifies many of these risks.
Risks Related to our Business
Failure to compete successfully in our markets and disruptive technologies could adversely affect our business.
We offer our technologies, products and services in competitive markets. We believe the principal points of competition in our markets are product and service performance, quality and reliability, innovation, speed to market with new or disruptive technologies and business models, application expertise, brand reputation, energy efficiency, product security, product life cycle cost, timeliness of delivery, proximity of service centers, effectiveness of our distribution channels, price and customers’ experience in conducting business with us. Maintaining and improving our competitive position will require successful management of these factors in a business environment with increasingly rapid rates of change and disruption, including our continued investment in talent, manufacturing, technology and innovation, research and development, engineering, sales and marketing, customer service and support, and our distribution networks. Our future growth rate depends upon a number of factors, including our ability to: (i) develop and maintain competitive products, services, business models and customer experience to address emerging trends and customer needs in our target markets, (ii) defend our market share against an ever-expanding number of competitors, many of which are new and non-traditional competitors from outside our industry such as major technology firms, or those out of emerging markets, (iii) enhance our product and service offerings by adding innovative features or disruptive technologies that differentiate them from those of our competitors and prevent commoditization, (iv) develop, manufacture and bring compelling new products and services to market quickly and cost-effectively, and (v) attract, develop and retain individuals with the requisite innovation and technical expertise and understanding of customers’ needs to develop new technologies and introduce new products and services.
We may not be successful in maintaining our competitive position. Our competitors or third parties from outside our industry may develop disruptive technologies, products and services more quickly than us or that are superior to ours, may develop new or more efficient or effective methods or business models to provide technologies, products and services, or may adapt more quickly than we do to new trends, disruptive technologies or evolving customer requirements. The failure of our technologies, products or services to maintain and gain market acceptance due to more attractive offerings, as well as customers’ slower-than-expected adoption of and investment in our new and innovative technologies could significantly reduce our revenues or market share and adversely affect our competitive standing and prospects. Pricing pressures also could cause us to adjust the prices of certain products to stay competitive, which could adversely affect our market share and financial performance. Failure to continue competing successfully or to win large contracts could adversely affect our business, financial condition, cash flow or results of operations.
Our business, products and services could be adversely affected by cyber threats or other interruptions in information technology, communications networks and operations.
Our business operations rely on information technology and communications networks, some of which are operated by third parties including, increasingly, cloud-based service providers, to process, transmit and store our electronic information, including sensitive data such as confidential business information and personal data relating to employees, customers or other business partners. We have, or operate through, a concentration of operations on certain sites, such as production and shared service centers. We also rely on third parties’ information technology systems to manage or support a variety of critical business processes and activities. Regardless of protection measures, essentially all systems are susceptible to damage, disruption or shut-down due to cybersecurity attacks, including ransomware, denial-of-service, computer viruses and security breaches, as well as human error or malfeasance, equipment or system failure, including due to maintenance, obsolescence or age, vandalism, natural disasters, fire, power or communication outages, shutdown, telecommunication or utility failure and other events. In any such circumstances, our system redundancy and other business continuity and disaster recovery planning and response may be ineffective or inadequate.
In addition, we offer certain services and products, including pumps, controllers and meters, used by third parties for operational purposes or to collect data, which are digitally-enabled or connect to and are part of the “Internet of Things” (IoT). Cybersecurity attacks may target hardware, software and information installed, stored or transmitted by our products after they have been purchased and incorporated into third-parties’ products, facilities or infrastructure. While we attempt to provide security measures to safeguard our products and services from cyber threats, the potential for an attack remains. A successful attack may result in the misappropriation, destruction, unauthorized access to or disclosure of third parties' confidential information, damage, disruption or shut-down of third parties’ operations, recall of our products or increased costs for security and remediation, as well as possible damage to our brand reputation.
Like many multinational corporations, we, and some third parties upon which we rely, have experienced cybersecurity attacks on information technology networks and systems, products and services in the past and may experience them in the future, likely with more frequency and involving a broader range of devices and modes of attack. To date, none have resulted in any material adverse impact to our business, operations, products, services or customers. We have adopted measures designed to mitigate potential risks associated with cybersecurity threats, breaches or other disruptions or damage to our information technology networks and systems, products and services but the unpredictability of the timing, nature and scope of such disruptions and threats could impact our business, operations, products and services. Disruption to any of the information technology and communications networks on which we rely, or an attack on our products and services, could interfere with our operations, disrupt our supply chain and service to our customers, interrupt production and shipments, result in theft or compromise of our and our customers’ intellectual property and trade secrets, damage employee, customer and business partner relationships, negatively impact our reputation, result in legal claims and proceedings or regulatory enforcement actions, and increase our costs for security and remediation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Although we continue to assess these risks, implement controls and perform business continuity and disaster recovery planning, we cannot be sure that cybersecurity attacks or other interruptions with material adverse effects will not occur.
Our results of operations and financial condition are subject to global economic, geopolitical and financial market conditions.
We compete around the world in various geographic and product markets. In 2019, 49%, 24% and 20% of our total revenue was from customers located in the United States, western Europe and emerging markets, respectively. We expect revenue from these markets to be significant for the foreseeable future. Important factors impacting our businesses include the overall strength of these economies and our customers’ confidence in both local and global macro-economic conditions; instability and uncertainties from the global geopolitical environment; industrial and private sector spending, federal, state, local and municipal governmental fiscal and trade policies; the strength of the residential and commercial real estate markets; interest rates; availability of commercial financing for our customers and end-users; the availability of funding for our public sector customers; and unemployment rates. A slowdown or prolonged downturn in the global economy or our markets has in the past, and could have in the future a material adverse effect on our business, financial condition, cash flow and results of operations.
We are exposed to economic, geopolitical and other risks associated with our international sales and operations.
In 2019, 51% of our total revenue was from customers outside the United States, with 20% of total revenue generated in emerging markets. We expect our sales from international operations and export sales to continue to be a significant portion of our revenue. We have placed a particular emphasis on increasing our growth and presence in emerging markets. Many of our manufacturing operations, employees and suppliers are located outside of the United States. Both our international operations and sales are subject, in varying degrees, to risks inherent in doing business outside the United States. These risks include the following:

•	changes in trade protection measures, including embargoes, tariffs and other trade barriers, and import and export regulations and licensing requirements;

•	instability and uncertainties arising from the global geopolitical environment, including economic nationalism, populism, and increasing protectionism and anti-global sentiment;

•	changes in tax laws and potential negative consequences from the interpretation, application and enforcement by governmental tax authorities of tax laws and policies;

•	unanticipated changes in other laws and regulations or in how such provisions are interpreted or administered;

•	potential disruptions in our global supply chain;

•	possibility of unfavorable circumstances arising from host country laws or regulations, including those related to infrastructure and data transmission, security and privacy;

•	theft, compromise or misappropriation of technology or intellectual property;

•	currency exchange rate fluctuations and restrictions on currency repatriation;

•	disruption of operations from labor and political disturbances;

•	regional safety and security considerations;

•	the transition away from LIBOR to the Secured Overnight Financing Rate, SOFR, as a benchmark reference for short-term interests;

•	increased costs and risks in developing, staffing and simultaneously managing a number of global operations as a result of distance as well as language and cultural differences; and

•	threat, outbreak, uncertainty or escalation of insurrection, armed conflict, terrorism, pandemics or war.
Changes in the geopolitical or economic environments in the countries and regions in which we operate could have a material adverse effect on our financial condition, results of operations or cash flows. For example, changes in United States policy regarding international trade, including import and export regulation and international trade agreements, could negatively impact our business. The United States tariffs imposed on certain goods imported from China and certain other countries has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the United States on a broader range of imports from China or other countries' goods, or further retaliatory trade measures taken by China or other countries in response, could result in a continued increase in supply chain costs that we may not be able to offset or may otherwise adversely impact our financial condition and results of operations.
Additionally, we continue to monitor the potential impacts Brexit on our results of operations and financial condition. Volatility in foreign currencies is expected to continue as the United Kingdom executes its exit from the European Union. If the United Kingdom and the European Union cannot conclude an agreement on their future relationship before the end of the transition period (referred to as a “hard Brexit”), trade would be based on World Trade Organization rules which would likely lead to increased costs from re-imposition of tariffs on trade between the United Kingdom and European Union, increased transportation costs, shipping delays because of the need for customs inspections and procedures and shortages of certain goods. The United Kingdom will also need to negotiate its own trade treaties with countries all over the world, which could take years to complete. In the case of a “hard Brexit”, our exposure to disruptions to our supply chain, increased costs, the imposition of tariffs and currency devaluation in the United Kingdom could result in a material impact to our consolidated revenue, earnings and cash flow.
Further, any payment of distributions, loans or advances to us by our foreign subsidiaries could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate. In addition to the general risks that we face outside the United States, our operations in emerging markets could involve additional uncertainties for us, including risks that governments may impose withholding or other taxes on remittances and other payments to us, or the amount of any such taxes may increase; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. In addition, emerging markets pose other uncertainties, including the difficulty of enforcing agreements, challenges collecting receivables, protecting our intellectual property and other assets, pressure on the pricing of our products and services, higher business conduct risks, ability to hire and retain qualified talent and risks of political instability. We cannot predict the impact such events might have on our business, financial condition, cash flow and results of operations.
Our business could be adversely affected by inflation, tariffs and other manufacturing and operating cost increases.
Our operating costs are subject to fluctuations, particularly due to changes in prices for commodities, parts, raw materials, energy and related utilities, freight, and cost of labor which may be driven by prevailing price levels, exchange rates, changes in trade protection measures including tariffs, and other economic factors. In order to remain competitive, we may not be able to recover all or a portion of these higher costs from our customers through product price increases. Further, in a declining price environment, our operating margins may contract because we account for inventory using the first-in, first-out method. Actions we take to mitigate volatility in manufacturing and operating costs may not be successful and, as a result, our business, financial condition, cash flow and results of operations could be materially and adversely affected.
A material disruption to any of our facilities or operations, or that of third parties upon which we rely, may adversely affect our business.
Our facilities and operations rely on a complex global supply chain consisting of suppliers, contract manufacturers and logistics providers. In addition, our business relies on certain third parties to supply critical business processes and activities, including in the areas of Finance, Human Resources, Procurement and Information Technology. If our facilities or operations of third parties upon which we rely in our supply chain and critical business operations were to be disrupted as a result of a significant equipment or system failure, natural disaster, power, water or communications outage, fire, explosion, critical supply failure, terrorism, cybersecurity attack, political disruption, outbreak of pandemics, insurrection, armed conflict or war, labor dispute, work stoppage or slowdown, technology failure, adverse weather conditions or other reason, our financial performance, operations and business could be adversely affected. Interruptions could cause an inability to meet customer demand or contractual commitments, increase our costs, reduce our sales, and impact our business processes and activities, including our ability to timely report financial results. We also have or operate through a concentration of operations on certain sites, such as production and shared services centers, where business interruptions could cause material damage and costs. Any interruption in capability may be lengthy and have lasting effects, require a significant amount of management and other employees' time and focus, and require us to make substantial expenditures to remedy the situation, which could negatively affect our operations, business processes and activities, profitability and financial condition. Any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during a disruption of operations or any resultant longer-term loss of suppliers, sales or customers, which could adversely affect our business, financial condition, cash flow and results of operations.
Our business could be adversely affected by the availability of products, parts and raw materials from our supply chain or the inability of suppliers to meet delivery requirements.
Our business relies on third-party suppliers, including contract manufacturing, and commodity markets to secure select finished goods and raw materials, parts and components used in our products, and we expect that reliance to increase. Parts and raw materials commonly used in our products include motors, fabricated parts, castings, bearings, seals, batteries, PCBs and electronic components, as well as steel, brass, nickel, copper, aluminum and plastics. We are exposed to the availability of these parts, materials and finished goods, which may be subject to curtailment or change due to, among other things, changes in the strategy or production planning of suppliers including decisions to exit production of key components upon which we rely, interruptions in production by suppliers, labor disputes, the impaired financial condition of a particular supplier, suppliers’ capacity allocations to other purchasers, changes in trade protection measures including tariffs, exchange rates and prevailing price levels, ability to meet regulatory requirements, weather emergencies, effects of pandemics or acts of war or terrorism. Any delay in our suppliers’ abilities to provide us with necessary materials could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, financial condition or results of operations.
We may not achieve some or all of the expected benefits of our restructuring and realignment plans and our restructuring and realignment may adversely affect our business.
In recent fiscal years, we have initiated restructuring and realignment plans in an effort to optimize our cost structure and improve our operational efficiency and effectiveness. In 2017, we undertook steps to advance a multi-year effort to transform many of our support functions and related technologies, including Finance, Human Resources and Procurement. Challenges with the enabling technologies and delays in implementing planned restructuring and realignment activities have resulted in delayed realization of some the expected operational and financial benefits from such actions. As such, we may not be able to obtain all of the cost savings and benefits that were initially anticipated in connection with our restructuring and realignment plans. Additionally, as a result of these plans, we may experience a loss of continuity, loss of accumulated knowledge or inefficiency during transitional periods and ongoing operations. Realignment and restructuring require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business.
The successful implementation and execution of our restructuring and realignment actions are critical to achieving our expected cost savings as well as effectively competing in the marketplace and positioning us for future growth. Factors that may impede a successful implementation include the retention of key employees, the impact of regulatory matters including tax, matters involving certain third-party service providers selected to assist us, including staffing, technology and the service providers’ compliance with the Company's internal controls over financial reporting, and adverse economic market conditions. If our restructuring and realignment actions are not executed successfully, it could have a material adverse effect on the effectiveness of our internal controls over financial reporting as well as our competitive position, business, financial condition, cash flow and results of operations.
Our strategy includes acquisitions, and we may not be able to execute acquisitions of suitable candidates or integrate acquisitions successfully.
As part of our growth strategy, we plan to continue to pursue the acquisition of other companies, assets, technologies, product lines and customer channels that either complement or expand our existing business. We may not be able to identify suitable candidates, negotiate appropriate acquisition terms, obtain financing that may be needed to consummate acquisitions, complete proposed acquisitions, successfully integrate acquired businesses into our existing operations or expand into new markets. In addition, we cannot make assurances that any acquisition will perform as planned, be accretive to earnings, or prove to be beneficial to our operations or cash flow.
Acquisitions involve a number of risks and present financial, managerial and operational challenges, including: diversion of management attention from existing businesses and operations; integration of technology, operations personnel, and financial and other systems; potentially insufficient cybersecurity controls; insufficient internal controls over financial or compliance activities or financial reporting; the failure to realize expected synergies; the assumption of liabilities normally assumed with an acquisition as well as the possibility that we become exposed to substantial undisclosed liabilities or new material risks associated with the acquired businesses; and the loss of key employees of the acquired businesses. Failure to successfully execute our growth strategy via acquisitions and successfully integrate these acquisitions could adversely affect our competitive position, business, financial condition or results of operations.
Failure to comply with laws, regulations and policies, including but not limited to the U.S. Foreign Corrupt Practices Act, other applicable anti-corruption legislation and data privacy and security laws, could result in fines, criminal penalties and an adverse effect on our business and reputation.
Given our global operations, we are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including laws related to anti-corruption, trade regulations, including export and import compliance, anti-trust and money laundering. The U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures will always protect us from improper conduct of our employees or business partners. In the event that we believe or have reason to believe that our employees or business partners have or may have violated applicable laws, regulations or policies, including anti-corruption laws, we are required to investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, termination of relationships with business partners and curtailment of operations in certain jurisdictions, and as a result might materially and adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business.
Additionally, to conduct our operations, we regularly move data across borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the United States, such as the California Consumer Protection Act, and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (“GDPR”) greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the enforcement of data subject rights and public disclosure of significant data breaches. Other countries, such as China, have enacted or are enacting data localization and security laws that require data to stay within their borders. All of these evolving legal and operational requirements impose significant costs of compliance that are likely to increase over time. Any such violation could result in substantial fines, sanctions or civil penalties, damage to our reputation and might materially and adversely affect our business, results of operations or financial condition.

Our business is subject to foreign currency exchange rates fluctuations.
We conduct approximately 51% of our business in various locations outside the United States. We are exposed to fluctuations in foreign currency transaction exchange rates, particularly with respect to the Euro, Swedish Krona, Polish Zloty, Canadian Dollar, British Pound and Australian Dollar. Change in the value of currencies of the countries in which we do business relative to the value of the U.S. Dollar or Euro could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. The translation risk is primarily concentrated in the exchange rate between the U.S. Dollar and the Euro, Chinese Yuan, British Pound, Canadian Dollar, Swedish Krona and Australian Dollar. As the U.S. Dollar fluctuates against other currencies in which we transact business, revenue and income can be impacted. For instance, our 2019 revenue decreased by 2.4% due to unfavorable foreign currency impacts. Strengthening of the U.S. Dollar relative to the Euro and the currencies of the other countries in which we do business, could materially and adversely affect our sales growth in future periods. Refer to Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" for additional information on foreign exchange risk.
Failure to retain our existing senior management, engineering, technology, sales and other key personnel or the inability to attract and retain new qualified personnel could negatively impact our ability to operate or grow our business.
Our success will continue to depend to a significant extent on our ability to retain or attract employees in senior management, engineering, technology, sales, project management and other key personnel. The ability to attract or retain employees will depend on our ability to offer attractive compensation, benefits, training and development opportunities and build an inclusive and diverse culture in an increasingly competitive environment for talent, particularly in the fields of technology, innovation and data science. We will need to continue to develop qualified talent to support business growth and succession planning and to replace departing employees, all of which are important to our long-term success. A failure in effective succession planning, transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. A failure to retain or attract highly-skilled personnel could adversely affect our reputation, ability to meet the needs of our customers, operating results or ability to operate or grow our business.
Product defects, unanticipated use or inadequate disclosures with respect to our products could adversely affect our business, reputation and financial statements.
Defects or inadequacies in manufacturing, design, software, security or service of our products (including such defects in products or components that we source from third parties), unanticipated use of, or inadequate disclosure of risks relating to the use of our products could create product safety, product security, regulatory or environmental risks, including personal injury, death, property or environmental damage. These events could lead to recalls, safety or security alerts relating to our products, result in the removal of a product from the market and result in liability claims being brought against us. Although we have liability insurance, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or will be adequate to cover any liability claims. Manufacturing, design, software, security or service defects or inadequacies may also result in contractual damages or credits being issued, which could impact our profitability. Recalls, removals and liability and quality claims can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and have a material adverse effect on our business, financial condition and results of operations.
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
We sell our products in approximately 150 countries and 51% of our revenue was generated outside the United States in 2019. Given the global nature of our business, a number of factors may increase our effective tax rates and tax expense, including:

•	the geographic mix of jurisdictions in which profits are earned and taxed;

•	the statutory tax rates and tax laws in the jurisdictions in which we conduct business;

•	the resolution of tax issues arising from tax examinations by various tax authorities; and

•	the valuation of our deferred tax assets and liabilities.
Xylem is regularly examined by various tax authorities throughout the world and the resolutions of these examinations do not typically have a significant impact on our effective tax rates and tax expenses but they could. Additionally, in December 2017, the United States enacted tax reform legislation (“Tax Act”). The legislation implements many new U.S. domestic and international tax provisions. Many aspects of the Tax Act have been clarified through regulations, however several aspects remain unclear and additional clarifying guidance is expected to be issued (by the Internal Revenue Service (“IRS”), the U.S. Treasury Department or via a technical correction law change), although it may not be clarified for some time. In addition, many U.S. states have not yet updated their laws to take into account the new federal legislation. As a result, there may be further impacts of the new law on our results of operations and financial condition. It is possible that the Tax Act, or interpretations under it, could change and could have an adverse effect on us, and such effect could be material.
Our indebtedness may affect our business and may restrict our operational flexibility.
As of December 31, 2019, our total outstanding indebtedness was $2,316 million as described under “Liquidity and Capital Resources." Our indebtedness could:

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
We face risks related to legal and regulatory proceedings.
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
It is not possible to predict with certainty the outcome of claims, investigations, regulatory proceedings and lawsuits, and we could in the future incur judgments, fines or penalties or enter into settlements and claims that could have an adverse effect on our reputation as well as an adverse effect on our business, results of operations and financial condition in any particular period.  Additionally, we may be required to change or cease operations at one or more facilities if a regulatory agency determines that we have failed to comply with laws, regulations or orders applicable to our business.
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
The unpredictable nature of weather conditions, including heavy flooding, droughts and fluctuations in temperatures or weather patterns, including as a result of climate change, can positively or negatively impact portions of our business and may result in volatility for certain portions of our business, as well as the operations of certain of our customers and suppliers. For example, heavy rain events due to climate change may increase demand for some of our XylemVue solutions that may help customers minimize water and storm water overflows. Within the dewatering space, pumps provided through our Godwin and Flygt brands are used to remove excess or unwanted water. Heavy flooding due to weather conditions drives increased demand for these applications. On the other hand, drought conditions drive higher demand for pumps used in agricultural and turf irrigation applications, such as those provided by our Goulds Water Technology and Lowara brands. Fluctuations in temperatures result in varying levels of demand for products used in residential and commercial hydronic applications where homes and buildings are heated and cooled with HVAC units such as those provided by our Bell & Gossett brand.
If we do not or cannot adequately protect our intellectual property, if third parties infringe or misappropriate our intellectual property rights, or if third parties claim that we are infringing or misappropriating their intellectual property rights, we may suffer competitive injury, expend significant resources enforcing our rights or defending against such claims, or be prevented from selling products or services.
We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in the aggregate are important to our business. Our intellectual property rights may provide us with competitive advantage because they may help us differentiate our technologies, products and services, including our growing portfolio of data analytics and digitally-enabled offerings. The intellectual property rights that we have or obtain, however, may not provide us with a significant competitive advantage because they may not be sufficiently broad or may be challenged, invalidated, circumvented, misappropriated, independently developed, or designed-around, particularly given our international operations in countries where laws governing intellectual property rights are not highly developed, protected or enforced. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention, misappropriation or unauthorized use of such property and the cost of enforcing our intellectual property rights could adversely impact our business, financial condition and results of operations.
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
A significant portion of the offerings in our Measurement & Control Solutions segment use radio spectrum, which is subject to government regulation.  To the extent we introduce new products designed for use in the United States or another country into a new market, such products may require significant modification or redesign in order to meet frequency requirements and other regulatory specifications.  In some countries, limitations on frequency availability or the cost of making necessary modifications may preclude us from selling our products in those countries. The regulations that govern our use of the radio spectrum may change and the changes may require us to modify our products or seek new partnerships, either directly or due to interference caused by new consumer products allowed under the regulations.  The inability to modify our products to meet such requirements, the possible delays in completing such modifications, and the cost of such modifications all could have a material adverse effect on our business, financial condition, and results of operations.  In addition, suitable partners for co-development may not be able to be secured by us.
In the United States, our products are primarily designed to use licensed spectrum in the 900MHz range.  If the FCC does not renew our existing spectrum licenses, our business could be adversely affected.  In addition, there may be insufficient available frequencies in some markets to sustain or develop our planned operations at a commercially feasible price or at all.
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
We have a significant amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions we have completed. As of December 31, 2019, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled approximately $3 billion. In accordance with generally accepted accounting principles, we evaluate these assets for impairment at least annually, or more frequently if interim indicators suggest that a potential impairment could exist. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, failure of the FCC to renew licenses, divestitures and market capitalization declines may impair our goodwill and other indefinite-lived intangible assets. Any material charges relating to such impairments could adversely affect our results of operations and financial condition.
We cannot make assurances that we will pay dividends on our common stock or continue to repurchase our common stock under Board approved share repurchase plans, and likewise our indebtedness could limit our ability to pay dividends or make share repurchases.
The timing, declaration, amount and payment of future dividends to our shareholders fall within the discretion of our Board of Directors and will depend on many factors, including our financial condition, cash flows, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. There can be no assurance that we will pay a dividend in the future or continue to pay dividends.
Further, the timing and amount of the repurchase of our common stock under Board approved share repurchase plans has similar dependencies as the payment of dividends and accordingly, there can be no assurances that we will repurchase our common stock.
Additionally, if we cannot generate sufficient cash flows from operations to meet our debt payment obligations, then our ability to pay dividends, if so determined by the Board of Directors, or make share repurchases will be impaired and we may be required to attempt to restructure or refinance our debt, raise additional capital or take other actions such as selling assets, reducing or delaying capital expenditures, reducing our dividend or delaying or curtailing share repurchases. There can be no assurance, however, that any such actions could be effected on satisfactory terms, if at all, or would be permitted by the terms of our debt or our other credit and contractual arrangements.
Developments in environmental laws and regulations could impact our financial condition or results of operations.
Our operations, product and service offerings are subject to and affected by many federal, state, local and foreign environmental laws and regulations, including those enacted in response to climate change concerns. In addition, we could be affected by future environmental laws or regulations. Compliance with current and future environmental laws and regulations currently requires and is expected to continue to require operating and capital expenditures.

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

Risks Related to Ownership of our Common Stock
The market price of our common stock may fluctuate significantly.
We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	stock repurchases or dividends;

•	announcements by us or our competitors of significant new business awards or product and service offerings;

•	announcements by us or our competitors of significant acquisitions or divestitures;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	our ability to execute transformation, restructuring and realignment actions;

•	the operating and stock price performance of other comparable companies;

•	natural or environmental disasters or climate change considerations that investors believe may affect us;

•	overall market fluctuations;

•	uncertainty or instability arising from the global geopolitical environment or events or actual or potential global pandemics;

•	fluctuations in foreign currency impacts;

•	fluctuations in the budgets or spending of federal, state and local governmental entities around the world;

•	results from any material litigation, governmental or regulatory body investigation, or tax examination;

•	changes in laws and regulations affecting our business;

•	impact of trade protection measures including tariffs; and

•	general economic conditions and other external factors.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.
Risks Related to our 2011 Spin-Off from ITT Corporation (now ITT LLC)
Our Spin-off from ITT may expose us to potential liabilities.
Pursuant to the Distribution Agreement and certain other agreements with ITT (now ITT LLC) and Exelis (acquired by Harris Inc.), ITT and Exelis agreed to indemnify us for certain liabilities, and we agreed to indemnify ITT and Exelis for certain liabilities. Indemnities that we may be required to provide ITT and Exelis may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that ITT or Exelis agreed to retain. Further, there can be no assurance that the indemnities from ITT and Exelis will be sufficient to protect us against the full amount of such liabilities, or that ITT and Exelis will be able to fully satisfy their indemnification obligations. Moreover, even if we ultimately were to succeed in recovering from ITT and Exelis any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations, cash flow and financial condition.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.        PROPERTIES
We have approximately 380 locations in more than 55 countries. These properties total approximately 12 million square feet, of which more than 340 locations, or approximately 6.4 million square feet, are leased. We consider the offices, plants, warehouses and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. The following table shows our significant locations by segment:

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Leased
		Water Infrastructure
Emmaboda	Sweden	Administration and Manufacturing	1,197,000	Owned
Stockholm	Sweden	Administration and Research & Development	182,000	Leased
Bridgeport	NJ	Administration and Manufacturing	136,000	Leased
Shenyang	China	Manufacturing	125,000	Owned
Yellow Springs	OH	Administration and Manufacturing	112,000	Owned
Quenington	UK	Manufacturing	86,000	Leased
		Applied Water
Morton Grove	IL	Administration and Manufacturing	530,000	Owned
Montecchio	Italy	Administration and Manufacturing	379,000	Owned
Nanjing	China	Manufacturing	363,000	Owned
Auburn	NY	Manufacturing	273,000	Owned
Stockerau	Austria	Administration	234,000	Owned
Strzelin	Poland	Manufacturing	185,000	Owned
Cheektowaga	NY	Manufacturing	147,000	Owned
Vadodara	India	Manufacturing and Research & Development	133,000	Leased
		Measurement & Control Solutions
Ludwigshafen	Germany	Manufacturing	318,000	Owned
Texarkana	AR	Manufacturing	254,000	Owned
Uniontown	PA	Manufacturing	240,000	Leased
DuBois	PA	Manufacturing	197,000	Owned
Durham	NC	Administration and Research & Development	154,000	Leased
DuBois	PA	Manufacturing	137,000	Leased
		Regional Selling Locations
Dubai	United Arab Emirates	Manufacturing	144,000	Owned
Nottinghamshire	United Kingdom	Sales Office	139,000	Leased
Nanterre	France	Sales Office	139,000	Leased
Langenhagen	Germany	Sales Office	134,000	Leased
		Corporate Headquarters
Rye Brook	NY	Administration	67,000	Leased
ITEM 3.        LEGAL PROCEEDINGS
From time to time we are involved in legal and regulatory proceedings that are incidental to the operation of our businesses (or the business operations of previously-owned entities). These proceedings may seek remedies relating to environmental matters, tax, intellectual property matters, acquisitions or divestitures, product liability and personal injury claims, privacy, employment, labor and pension matters, government contract issues and commercial or contractual disputes. See Note 20, "Commitments and Contingencies", of the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding certain legal and regulatory proceedings we are involved in.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following information is provided regarding the executive officers of Xylem as of February 6, 2020:

NAME	AGE	CURRENT TITLE	OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS
Patrick K. Decker	55	President and Chief Executive Officer (2014)	• President and Chief Executive Officer, Harsco Corp. (diversified, worldwide industrial company) (2012)

E. Mark Rajkowski	61	Senior VP and Chief Financial Officer (2016)	• Senior VP and Chief Financial Officer, MeadWestvaco Corp. (worldwide packaging company) (2004)

David Flinton	49	Senior VP and Chief Innovation, Technology & Products Officer (2019), Acting President, Water Infrastructure and Europe Commercial Team (2019)	• Senior VP and President, Dewatering (2015)

Pak Steven Leung	63	Senior VP and President, Emerging Markets (2015)	• VP, Global Sales, Valves and Controls, Pentair Plc (diversified, worldwide industrial manufacturing company) (2013)

Geri McShane	46	VP, Controller and Chief Accounting Officer (2019)	• Controller, Accounting and Reporting (2016)

Kenneth Napolitano	57	Senior VP and President, Applied Water Systems and Americas Commercial Team (2017)	• Senior VP and President, Applied Water Systems (2012)

Colin R. Sabol	52	Senior VP and President, Measurement & Control Solutions (2017)	• Senior VP and President, Analytics and Treatment (2015) • Senior VP and President, Dewatering (2013)

Kairus Tarapore	58	Senior VP and Chief Human Resources Officer (2015)	• Senior VP and Chief Administrative Officer, Babcock & Wilcox Company (energy and environmental technologies and services) (2013)

Claudia S. Toussaint	56	Senior VP, General Counsel, Chief Sustainability Officer and Corporate Secretary (2014)	• Senior VP, General Counsel and Secretary, Barnes Group Inc. (international industrial and aerospace manufacturing) (2012)
Note: Date in parentheses indicates the year in which the position was assumed.

BOARD OF DIRECTORS
The following information is provided regarding the Board of Directors of Xylem as of February 6, 2020:

NAME	TITLE
Markos I. Tambakeras	Chairman, Xylem Inc., Former Chairman, President and Chief Executive Officer, Kennametal, Inc.

Jeanne Beliveau-Dunn	Former Vice President and General Manager, Cisco Systems, Inc.

Curtis J. Crawford, Ph.D.	President and Chief Executive Officer, XCEO, Inc.

Patrick K. Decker	President and Chief Executive Officer, Xylem Inc.

Robert F. Friel	Former Chairman, President and Chief Executive Officer, PerkinElmer, Inc.

Jorge M. Gomez	Executive Vice President, Chief Financial Officer, Dentsply Sirona, Inc.

Victoria D. Harker	Chief Financial Officer, TEGNA, Inc.

Sten E. Jakobsson	Former President and Chief Executive Officer, ABB AB

Steven R. Loranger	Former Chairman, President and Chief Executive Officer, ITT Corporation

Surya N. Mohapatra, Ph.D.	Former Chairman, President and Chief Executive Officer, Quest Diagnostics Incorporated

Jerome A. Peribere	Former President and Chief Executive Officer, Sealed Air Corporation

PART II
ITEM 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price and Dividends
Our common stock trades publicly on the New York Stock Exchange under the trading symbol “XYL”. As of January 31, 2020, there were 10,046 holders of record of our common stock.
Dividends are declared and paid on the common stock at the discretion of our Board of Directors and depend on our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our Board. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2020, we declared a dividend of $0.26 per share to be paid on March 26, 2020 for shareholders of record on February 27, 2020.
There were no unregistered offerings of our common stock during 2019.
Fourth Quarter 2019 Share Repurchase Activity
The following table summarizes our purchases of our common stock for the quarter ended December 31, 2019:

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
10/1/19 - 10/31/19	—	—	—	$338
11/1/19 - 11/30/19	—	—	—	$338
12/1/19 - 12/31/19	—	—	—	$338

(a)	Average price paid per share is calculated on a settlement basis.

(b)
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three months ended December 31, 2019. There are up to $338 million in shares that may still be purchased under this plan as of December 31, 2019.

PERFORMANCE GRAPH
CUMULATIVE TOTAL RETURN
The following graph compares the relative performance of our common stock, the S&P 500 Index and the S&P 500 Industrials Index. This graph covers the period from December 31, 2014 through December 31, 2019 and assumes that $100 was invested on December 31, 2014 in our common stock, the S&P 500 and the S&P 500 Industrials with the reinvestment of any dividends.

	XYL	S&P 500	S&P 500 Industrials Index
December 31, 2014	100	100	100
December 31, 2015	97	101	97
December 31, 2016	134	113	116
December 31, 2017	187	138	139
December 31, 2018	185	132	120
December 31, 2019	221	174	156
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

ITEM 6.        SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data for the five years ended December 31, 2019. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in this Report.

	Year Ended December 31,
(in millions, except per share data)	2019 (a) (b)	2018 (b)	2017 (c)	2016 (c)	2015
Results of Operations Data:
Revenue	$5,249	$5,207	$4,707	$3,771	$3,653
Gross profit	2,046	2,026	1,847	1,462	1,407
Gross margin	39.0%	38.9%	39.2%	38.8%	38.5%
Operating income	486	654	552	408	454
Operating margin	9.3%	12.6%	11.7%	10.8%	12.4%
Net income attributable to Xylem	401	549	331	260	340
Per Share Data:
Earnings per share:
Basic	$2.23	$3.05	$1.84	$1.45	$1.88
Diluted	2.21	3.03	1.83	1.45	1.87
Basic shares outstanding	180.0	179.8	179.6	179.1	180.9
Diluted shares outstanding	181.2	181.1	180.9	180.0	181.7
Cash dividends per share	$0.96	$0.84	$0.72	$0.62	$0.56
Balance Sheet Data (at period end):
Cash and cash equivalents	$724	$296	$414	$308	$680
Working capital*	919	988	873	878	810
Total assets	7,710	7,222	6,860	6,474	4,657
Total debt	2,316	2,308	2,200	2,368	1,274

*	The Company calculates Working capital as follows: net accounts receivable + inventories - accounts payable - customer advances.

(a)
The amounts shown for the year ended December 31, 2019 include a goodwill impairment charge of $148 million related to the AIA goodwill reporting unit. Refer to Note 12 to the Consolidated Financial Statements for further information regarding goodwill.

(b)
The amounts shown for the years ended December 31, 2019 and December 31, 2018 reflect the acquisitions of both Pure Technologies Ltd. and Sensus. Refer to Note 3 to the Consolidated Financial Statements for further information regarding acquisitions.

(c)	The amounts shown for the years ended December 31, 2017 and December 31, 2016 reflect the the acquisition of Sensus.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business. Except as otherwise indicated or unless the context otherwise requires, “Xylem,” “we,” “us,” “our” and “the Company” refer to Xylem Inc. and its subsidiaries.
This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Overview
Xylem is a leading global water technology company. We design, manufacture and service highly engineered products and solutions ranging across a wide variety of critical applications in utility, industrial, residential and commercial building services settings. Our broad portfolio of solutions addresses customer needs across the water cycle, from the delivery, measurement and use of drinking water to the collection, test, treatment and analysis of wastewater to the return of water to the environment. Our product and service offerings are organized into three reportable segments that are aligned around the critical market applications they provide: Water Infrastructure, Applied Water and Measurement & Control Solutions.

•
Water Infrastructure serves the water infrastructure sector with pump systems that transport water from aquifers, lakes, rivers and seas; with filtration, ultraviolet and ozone systems that provide treatment, making the water fit to use; and pumping solutions that move the wastewater and storm water to treatment facilities where our mixers, biological treatment, monitoring and control systems provide the primary functions in the treatment process. We also provide sales and rental of specialty dewatering pumps and related equipment and services. Additionally, our offerings use monitoring and control, smart and connected technologies to allow for remote monitoring of performance and enable products to self-optimize pump operations maximizing energy efficiency and minimizing unplanned downtime and maintenance for our customers. In the Water Infrastructure segment, we provide the majority of our sales directly to customers along with strong applications expertise, while the remaining amount is through distribution partners.

•
Applied Water serves the water usage applications sector with water pressure boosting systems for heating, ventilation and air conditioning, and for fire protection systems to the residential and commercial building services markets. In addition, our pumps, heat exchangers and controls provide cooling to power plants and manufacturing facilities, circulation for food and beverage processing, as well as boosting systems for agricultural irrigation. In the Applied Water segment, we provide the majority of our sales through long-standing relationships with many of the leading independent distributors in the markets we serve, with the remainder going directly to customers.

•
Measurement & Control Solutions primarily serves the utility infrastructure solutions and services sector by delivering communications, smart metering, measurement and control technologies and critical infrastructure technologies that allow customers to more effectively use their distribution networks for the delivery, monitoring and control of critical resources such as water, electricity and natural gas. We also provide analytical instrumentation used to measure and analyze water quality, flow and level in clean water, wastewater, surface water and coastal environments. Additionally, we offer software and services including cloud-based analytics, remote monitoring and data management, leak detection, condition assessment, asset management and pressure monitoring solutions. We also offer smart lighting solutions that improve efficiency and public safety efforts across communities. In the Measurement & Control Solutions segment, we generate our sales through a combination of long-standing relationships with leading distributors and dedicated channel partners as well as direct sales depending on the regional availability of distribution channels and the type of product.

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

•
"adjusted net income" and "adjusted earnings per share" defined as net income and earnings per share, respectively, adjusted to exclude, as applicable, restructuring and realignment costs, special charges, tax-related special items and gains and losses from the sale of a business. A reconciliation of adjusted net income is provided below.

(in millions, except per share data)	2019		2018
Net income & Earnings per share	$401	$2.21	$549	$3.03
Restructuring and realignment, net of tax of $19 and $12	63	0.35	36	0.20
Special charges, net of tax of $6 and $1	172	0.95	12	0.07
Tax-related special items	(88)	(0.48)	(75)	(0.42)
(Gain) loss from sale of business, net of tax benefit of $0	(1)	(0.01)	—	—
Adjusted net income & Adjusted earnings per share	$547	$3.02	$522	$2.88

▪	"adjusted operating expenses" and "adjusted gross profit" defined as operating expenses and gross profit, respectively, adjusted to exclude restructuring and realignment costs and special charges.

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

▪
"tax-related special items" defined as tax items, such as tax return versus tax provision adjustments, tax exam impacts, tax law change impacts, excess tax benefits/losses and other discrete tax adjustments.

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

(in millions)	2019	2018
Net cash provided by operating activities	$839	$586
Capital expenditures	(226)	(237)
Free cash flow	$613	$349
Cash paid for Sensus acquisition related costs	—	1
Free cash flow, excluding Sensus acquisition related costs	$613	$350
Net cash used in investing activities	$(231)	$(643)
Net cash used by financing activities	$(177)	$(40)

▪
“EBITDA” defined as earnings before interest, taxes, depreciation and amortization expense and "Adjusted EBITDA" reflects the adjustment to EBITDA to exclude share-based compensation charges, restructuring and realignment costs, gain or loss from sale of businesses and special charges.

(in millions)	2019	2018
Net Income	$401	$549
Income tax expense	15	36
Interest expense (Income), net	62	78
Depreciation	117	117
Amortization	140	144
EBITDA	$735	$924
Share-based compensation	29	30
Restructuring and realignment	82	47
Special charges	178	12
(Gain) loss from sale of business	(1)	—
Adjusted EBITDA	$1,023	$1,013

Executive Summary
Xylem reported revenue of $5,249 million for 2019, an increase of $42 million, or 0.8%, from $5,207 million reported in 2018. On a constant currency basis, revenue increased by $166 million, or 3.2%, primarily consisting of organic revenue growth of $188 million, or 3.6%, driven by growth in all end markets and across all segments. A net decrease in revenue related to acquisition and divestiture impacts of $22 million partially offset the organic revenue growth during the year.
Operating income for 2019 was $486 million, reflecting a decrease of $168 million, or 25.7%, compared to $654 million in 2018. Operating margin was 9.3% for 2019 versus 12.6% for 2018, a decrease of 330 basis points. Operating margin was negatively impacted by increased special charges of $147 million, consisting entirely of non-cash impairment charges, and increased restructuring and realignment costs of $34 million during the year. Excluding the impact of these items, adjusted operating income was $727 million, with an adjusted operating margin of 13.9% in 2019 as compared to adjusted operating income of $714 million with an adjusted operating margin of 13.7% in 2018. The slight increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives, including restructuring savings, improved price realization and favorable volume impacts. These impacts were partially offset by cost inflation, unfavorable mix, increased spending on strategic investments and increased cost of quality.
Additional financial highlights for 2019 include the following:

•	Net income attributable to Xylem of $401 million, or $2.21 per diluted share ($547 million or $3.02 per diluted share on an adjusted basis, up 4.8% from 2018)

•	Cash from operating activities of $839 million, and free cash flow, excluding Sensus acquisition related costs, of $613 million up 75% from 2018

•	Orders of $5,339 million, down 1.8% from $5,437 million in 2018 (up 0.9% on an organic basis)

•	Dividends paid to shareholders increased 14% in 2019.
2020 Business Outlook
We anticipate total revenue growth of approximately 1% in 2020, with organic revenue growth anticipated to be in the range of 1% to 3%. The following is a summary of our 2019 organic revenue performance and 2020 organic revenue outlook by end market.

•
Utilities increased approximately 6% for 2019 on an organic basis driven by strength in the United States, the emerging markets and western Europe, partially offset by weakness in Canada. For 2020, we expect organic growth in the low-single-digit range driven by healthy water and wastewater spending in the United States, smart meter and infrastructure analytics growth opportunities and steady low-single-digit growth in Europe. We also anticipate a healthy infrastructure investment focus in the emerging markets will continue in China, India and Africa.

•
Industrial increased by approximately 1% for 2019 on an organic basis driven by strength in the United States, Europe and the Middle East and Africa, partially offset by weakness in Latin America and Canada. For 2020, we expect organic revenue to remain relatively flat driven by soft growth within the North America Dewatering business during the first half of the year, as oil and gas markets continue to be soft. We anticipate mixed market conditions outside of the United States with modest strength in Asia Pacific offset by softness in the Middle East due to geopolitical and economic uncertainty. We anticipate that Europe will remain relatively flat during the year.

•
In the commercial markets, organic growth was approximately 3% for 2019 driven by strength in the emerging markets and North America, partially offset by weakness in western Europe. For 2020, we expect organic growth in the low-single-digit range as we anticipate that soft overall market conditions will recover during the second half of the year driven by continued strength in the United States and solid market conditions in Europe. The emerging markets will also continue to drive organic growth, led by initiatives in the China and India building markets.

•
In residential markets, organic growth was approximately 2% in 2019 driven by strength in the United States and Asia Pacific, partially offset by weakness in western Europe and the Middle East and Africa. For 2020, we expect low-single-digit growth primarily driven by the United States housing market and a strong outlook in Europe. We also anticipate modest growth opportunities for a second water supply in China and other countries within Asia.

We will continue to strategically execute restructuring and realignment actions primarily to reposition our European and North American businesses in an effort to optimize our cost structure and improve our operational efficiency and effectiveness. During 2019, we incurred $53 million and $29 million in restructuring and realignment costs, respectively. We realized approximately $6 million of incremental net savings in 2019 from actions initiated in 2018, and an additional $16 million of net savings from our 2019 actions. As a result of our 2018 and 2019 actions we expect to realize approximately $25 million of incremental net savings in 2020 and beyond. During 2020, we currently expect to incur between $35 million and $45 million in restructuring and realignment costs.
We plan to continue to take actions and focus spending in 2020 on actions that allow us to make progress on our top strategic priorities.  The priority of accelerating profitable growth encompasses our initiatives to drive commercial leadership, grow in emerging markets and strengthen innovation and technology through creation of new centers of excellence, a streamlined approach to product development and strategic acquisitions.  The priority of driving continuous improvement is an area where we will continue to work to create new opportunities to unlock savings by eliminating waste and increasing efficiencies, which is supported by efforts to expand and further deepen our talent pool.  We plan to continue to deploy capital in smart, disciplined ways to develop and acquire solutions to address our customers’ challenges.  Finally, we continue to work to improve cash performance and generate capital to return to our shareholders.

Results of Operations

(in millions)	2019	2018	2019 v. 2018
Revenue	$5,249	$5,207	0.8%
Gross profit	2,046	2,026	1.0%
Gross margin	39.0%	38.9%	10	bp
Restructuring and realignment costs	5	5	—%
Adjusted gross profit	2,051	2,031	1.0%
Adjusted gross margin	39.1%	39.0%	10	bp
Total operating expenses	1,560	1,372	13.7%
Expense to revenue ratio	29.7%	26.3%	340	bp
Restructuring and realignment costs	(77)	(43)	79.1%
Special charges	(159)	(12)	NM
Adjusted operating expenses	1,324	1,317	0.5%
Adjusted operating expenses to revenue ratio	25.2%	25.3%	(10	)bp
Operating income	486	654	(25.7)%
Operating margin	9.3%	12.6%	(330	)bp
Interest and other non-operating expense (income), net	71	69	2.9%
Gain (loss) from sale of business	1	—	NM
Income tax expense	15	36	(58.3)%
Tax rate	3.7%	6.1%	(240	)bp
Net income	$401	$549	(27.0)%
NM     Not Meaningful
2019 versus 2018
Revenue
Revenue generated for 2019 was $5,249 million, an increase of $42 million, or 0.8%, compared to $5,207 million in 2018. On a constant currency basis, revenue grew 3.2% during 2019. This increase in revenue at constant currency was primarily driven by an increase in organic revenue of $188 million reflecting strong organic growth in the United States and the emerging markets, with the exception of Latin America, partially offset by declines in Canada and western Europe. A net decrease in revenue related to acquisition and divestiture impacts of $22 million partially offset organic growth during the year.
The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during 2019:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2018 Revenue	$2,176		$1,534		$1,497		$5,207
Organic Growth	71	3.3%	36	2.3%	81	5.4%	188	3.6%
Acquisitions/(Divestitures)	—	—%	—	—%	(22)	(1.5)%	(22)	(0.4)%
Constant Currency	71	3.3%	36	2.3%	59	3.9%	166	3.2%
Foreign currency translation (a)	(70)	(3.2)%	(29)	(1.9)%	(25)	(1.7)%	(124)	(2.4)%
Total change in revenue	1	—%	7	0.5%	34	2.3%	42	0.8%
2019 Revenue	$2,177		$1,541		$1,531		$5,249

(a)
Foreign currency translation impact for the year primarily due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Chinese Yuan, the British Pound, the Swedish Krona and the Australian Dollar.

Water Infrastructure
Water Infrastructure revenue slightly increased $1 million to $2,177 million in 2019 (3.3% increase on a constant currency basis) compared to 2018. Revenue was negatively impacted by $70 million of foreign currency translation, with the change at constant currency coming entirely from organic growth during the year of $71 million. Organic growth for the year was driven by strength in the utility end market, particularly in the United States, where we benefited from healthy order intake and strong market conditions across both applications. The utility end market also saw growth in Asia Pacific and western Europe driven by strong project deployments during the year. The industrial end market has remained relatively flat during the year with organic growth in the emerging markets and the United States, where we benefited from solid order intake and a strong mining market over the first half of the year, which was partially offset by declines in western Europe due to the timing of project deployments in the prior year. Organic growth in both end markets also benefited from price realization during the year.
From an application perspective, organic revenue growth for the year was primarily driven by our transport application. The transport application had strong organic revenue growth driven by project deliveries and price realization in the United States and the emerging markets. Organic growth from the global dewatering application was also up modestly for the year, with strong growth in first half of the year, coming from strength in construction and mining in the United States and Australia, being offset by rental revenue declines in North America in the second half of the year driven by a sharp drop off in oil and gas. Organic revenue from our treatment application also contributed to the segment's growth driven by project deliveries in the United States and Asia Pacific where we benefited from strong order intake coming into the year. This organic growth was partially offset by declines in the Middle East and Latin America, primarily due to the lapping of large treatment project deliveries in these regions in the prior year.
Applied Water
Applied Water revenue increased $7 million, or 0.5%, in 2019 (2.3% increase on a constant currency basis) compared to 2018. Revenue was negatively impacted by $29 million of foreign currency translation, with the change at constant currency coming entirely from organic growth during the year of $36 million. Organic growth for the year was primarily driven by strength in the commercial end market, as well as prudent growth in the industrial and residential end markets.
From an application perspective, organic revenue growth during the year was led by strength in the building services application in the commercial market which was driven by market expansion in the emerging markets, primarily in the Middle East & Africa, and product localization in China, partially offset by softness in western Europe. The industrial water application had modest organic growth during the year, primarily driven by market growth in western Europe, coupled with customers stocking orders due to geopolitical concerns, and strength in the United States, partially offset by some declines in the emerging market regions. Organic growth in building services application in the residential market came primarily from healthy market growth in the United States and strong second water supply business in China, which was partially offset by declines in western Europe and the Middle East. Organic growth within the segment also benefited from price realization during the year.
Measurement & Control Solutions
Measurement & Control Solutions revenue increased $34 million, or 2.3%, in 2019 (3.9% increase on a constant currency basis) compared to 2018. Revenue was negatively impacted by $25 million of foreign currency translation during the year. Revenue growth at constant currency was made up of organic revenue growth of $81 million, or 5.4%, which was partially offset by $22 million of reduced revenue related to the net acquisition and divestiture impacts during the year. Organic revenue growth for the year was driven by strength in the utility end market, primarily in the United States and the Middle East, partially offset by declines in the United Kingdom.
From an application perspective, organic revenue from the water metrology application contributed the majority of the organic growth for the segment, with large project deployments in the United States, the Middle East and western Europe during the year. The energy application also contributed to the organic growth during the year as gas project deployments more than offset the timing of a large electric project deployment in the prior year in the United States . This organic growth was partially offset by a decline in the software as a service ("SaaS") and other application primarily due to the timing of a large software sale in the prior year in the United Kingdom. The test application remained relatively flat as compared to the prior year.

Orders/Backlog
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order (“P.O.”) or a signed quote from a Xylem business. Orders received during 2019 decreased by $98 million, or 1.8%, to $5,339 million (0.6% increase on a constant currency basis). Order intake during the year was negatively impacted by $129 million of foreign currency translation. The order growth on a constant currency basis primarily consisted of organic order growth of $48 million, or 0.9%, over the prior year. Net acquisition and divestiture activity of $17 million negatively impacted order growth during the year.
The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to orders during 2019:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2018 Orders	$2,255		$1,557		$1,625		$5,437
Organic Growth	53	2.4%	28	1.8%	(33)	(2.0)%	48	0.9%
Acquisitions/(Divestitures)	—	—%	—	—%	(17)	(1.0)%	(17)	(0.3)%
Constant Currency	53	2.4%	28	1.8%	(50)	(3.1)%	31	0.6%
Foreign currency translation (a)	(74)	(3.3)%	(29)	(1.9)%	(26)	(1.6)%	(129)	(2.4)%
Total change in orders	(21)	(0.9)%	(1)	(0.1)%	(76)	(4.7)%	(98)	(1.8)%
2019 Orders	$2,234		$1,556		$1,549		$5,339

(a)
Foreign currency translation impact for the year primarily due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Chinese Yuan, the British Pound, the Swedish Krona and the Australian Dollar.

Water Infrastructure
Water Infrastructure segment orders decreased $21 million, or 0.9%, to $2,234 million (2.4% increase on a constant currency basis). Order intake during the year was negatively impacted by $74 million of foreign currency translation. The order increase on a constant currency basis was driven by organic order growth in the transport application. Transport organic order growth was primarily driven by a large smart city project order secured in India during the second half of the year and strong market conditions, coupled with some price realization, in Europe, China and North America. Organic orders for the treatment application declined during the year, primarily driven by project timing in North America and India due to the timing of large project orders in the prior year, partially offset by strong order intake in the Middle East during the year.
Applied Water
Applied Water segment orders slightly decreased $1 million to $1,556 million (1.8% increase on a constant currency basis). Order intake during the year was negatively impacted by $29 million of foreign currency translation. The order increase on a constant currency basis was driven by strong organic order growth in the United States and China across both applications, which were partially offset by a reduction of orders in the Middle East.
Measurement & Control Solutions
Measurement & Control Solutions segment orders decreased $76 million, or 4.7%, to $1,549 million (3.1% decrease on a constant currency basis). Order intake during the year was negatively impacted by $26 million of foreign currency translation. The order decrease on a constant currency basis was driven by an organic decline of $33 million, or 2.0%, which followed a difficult comparison to the prior year organic order growth of 18%, and $17 million of the net acquisition and divestiture impacts on the year. The decrease in organic orders during the year was driven by the energy application decline in North America, which had a significant electric deployment order in the prior year that did not repeat. Water application orders grew organically during the year driven by strong order intake within the AIA platform, partially offset by the lapping of large prior year orders for metrology projects, coupled with some softening market conditions, in North America and the Middle East. SaaS and other experienced modest organic growth during the year, driven by order strength in North America, largely offset by the lapping of a large UK software order in the prior year. Organic orders for the test application declined during the quarter driven by project timing and soft market conditions in Europe.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays can occur from time to time. Total backlog was $1,801 million at December 31, 2019 and $1,689 million at December 31, 2018, an increase of 6.6%. We anticipate that approximately 60% of our total backlog at December 31, 2019 will be recognized as revenue during 2020. This is down from prior years due to the changing profile of our backlog which includes a greater portion of large multi-year projects.
Gross Margin
Gross margin as a percentage of consolidated revenue increased 10 basis points to 39.0% in 2019 as compared to 38.9% in 2018. The slight gross margin increase was primarily driven by cost reductions from global procurement and productivity improvement initiatives and price realization, which were partially offset by cost inflation and unfavorable mix.
Operating Expenses

(in millions)	2019	2018	Change
Selling, general and administrative expenses ("SG&A")	$1,158	$1,161	(0.3)%
SG&A as a % of revenue	22.1%	22.3%	(20	)bp
Research and development expenses ("R&D")	191	189	1.1%
R&D as a % of revenue	3.6%	3.6%	—
Restructuring and asset impairment charges	63	22	186.4%
Operating expenses	$1,412	$1,372	2.9%
Expense to revenue ratio	26.9%	26.3%	60	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses decreased by $3 million (decrease of 0.3%) to 22.1% of revenue in 2019, as compared to 22.3% of revenue in 2018. The improvement in SG&A as a percent of revenue for the year was primarily driven by cost reductions from global procurement and productivity improvement initiatives, including restructuring savings, which were partially offset by cost inflation and additional investment in strategic growth initiatives.
Research and Development ("R&D") Expenses
R&D expense was $191 million, or 3.6% of revenue, in 2019 as compared to $189 million, or 3.6% of revenue, in 2018. Additionally, we capitalized R&D on external sale software of $59 million in 2019 as compared to $60 million in 2018. Our increased spending on R&D is driven by development needs to drive new product growth.
Restructuring and Asset Impairment Charges
Restructuring
During 2019, we incurred restructuring costs of $20 million, $5 million and $28 million in our Water Infrastructure, Applied Water and Measurement & Control Solutions segments, respectively. We incurred these charges related to actions taken in 2019 primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Measurement & Control Solutions and Water Infrastructure segments, as well as headcount reductions within our Applied Water segment.
During 2018, we recognized restructuring costs of $9 million, $2 million and $9 million in our Water Infrastructure, Applied Water and Measurement & Control Solutions, respectively. These charges were incurred primarily in an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Measurement & Control Solutions and Water Infrastructure segments, as well as headcount reductions within our Applied Water segment.

The following is a rollforward of employee position eliminations associated with restructuring activities for the years ended December 31, 2019 and 2018:

	2019	2018
Planned reductions - January 1	69	47
Additional planned reductions	674	206
Actual reductions and reversals	(547)	(184)
Planned reductions - December 31	196	69
The following table presents expected restructuring spend:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2019:
Total expected costs	$19	$5	$28	$—	$52
Costs incurred during 2019	18	5	27	—	50
Total expected costs remaining	$1	$—	$1	$—	$2

Actions Commenced in 2018:
Total expected costs	$8	$1	$7	$—	$16
Costs incurred during 2018	7	1	7	—	15
Costs incurred during 2019	1	—	—	—	1
Total expected costs remaining	$—	$—	$—	$—	$—

Actions Commenced in 2017:
Total expected costs	$12	$7	$4	$—	$23
Costs incurred during 2017	5	4	2	—	11
Costs incurred during 2018	2	1	1	—	4
Costs incurred during 2019	1	—	1	—	2
Total expected costs remaining	$4	$2	$—	$—	$6
The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2019 consist primarily of severance charges. The Applied Water actions are complete, the Water Infrastructure actions are expected to continue through Q1 2020, and the Measurement & Control Solutions actions are expected to continue through the fourth quarter of 2020. The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2018 consist primarily of severance charges and are complete. The Water Infrastructure, Applied Water, Measurement & Control Solutions and Corporate actions commenced in 2017 consist primarily of severance charges and are expected to continue through 2021. As a result of the actions initiated in 2019, we achieved savings of approximately $15 million in 2019 and estimate annual future net savings beginning in 2020 of approximately $39 million, resulting in $24 million of incremental savings from the 2019 actions.
Asset Impairment
During the first and third quarter of 2019 we determined that certain assets within our Measurement & Control Solutions segment, including customer relationships, internally developed software, proprietary technology, and plant property & equipment, were impaired. Accordingly we recognized an impairment charge of $10 million during the year. Refer to Note 12, "Goodwill and Other Intangible Assets," for additional information.
During the fourth quarter of 2018 we determined that certain software assets within our Water Infrastructure segment were impaired. Accordingly we recognized an impairment charge of $2 million.
Goodwill Impairment Charge
During the third quarter of 2019, the Company recorded a goodwill impairment charge of $148 million related to the Advanced Infrastructure Analytics (“AIA”) goodwill reporting unit. The impairment resulted from a downward revision of forecasted future cash flows. Factors that contributed to the revised forecast in the third quarter include lower than expected results as compared to prior forecasts, largely as a result of slower-than-expected conversion of pipeline opportunities to revenue. Additionally, we have continued to invest in the AIA platform ahead of the adoption curve, which has also impacted the near-term profitability of the business. These factors drove a decrease in the fair value, based on a discounted cash flow valuation, of the AIA reporting unit that was below its carrying value as of July 1, 2019, requiring an impairment charge. Refer to Note 12, "Goodwill and Other Intangible Assets," for additional information.
Operating Income
Operating income was $486 million (operating margin of 9.3%) during 2019, a decrease of $168 million, or 25.7%, when compared to operating income of $654 million (operating margin of 12.6%) during the prior year. Operating margin for the year was negatively impacted by increased special charges of $147 million, consisting entirely of non-cash impairment charges, and increased restructuring and realignment costs of $34 million as compared to the prior year. Excluding these special charges and restructuring and realignment costs, adjusted operating income was $727 million (adjusted operating margin of 13.9%) for 2019 as compared to adjusted operating income of $714 million (adjusted operating margin of 13.7%) during the prior year. The slight increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives, including restructuring savings, improved price realization and favorable volume impacts. These impacts were partially offset by cost inflation, unfavorable mix, increased spending on strategic investments and increased cost of quality.
The table below provides a reconciliation of total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

(In millions)	2019	2018	Change
Water Infrastructure
Operating income	$365	$359	1.7%
Operating margin	16.8%	16.5%	30	bp
Restructuring and realignment costs	31	20	55.0%
Special charges	—	2	NM
Adjusted operating income	$396	$381	3.9%
Adjusted operating margin	18.2%	17.5%	70	bp
Applied Water
Operating income	$241	$236	2.1%
Operating margin	15.6%	15.4%	20	bp
Restructuring and realignment costs	13	10	30.0%
Adjusted operating income	$254	$246	3.3%
Adjusted operating margin	16.5%	16.0%	50	bp
Measurement & Control Solutions
Operating (loss) income	$(67)	$118	(156.8)%
Operating margin	(4.4)%	7.9%	(1,230)	bp
Restructuring and realignment costs	38	18	111.1%
Special charges	159	5	NM
Adjusted operating income	$130	$141	(7.8)%
Adjusted operating margin	8.5%	9.4%	(90)	bp
Corporate and other
Operating loss	$(53)	$(59)	(10.2)%
Special charges	—	5	NM	%
Adjusted operating loss	$(53)	$(54)	(1.9)%
Total Xylem
Operating income	$486	$654	(25.7)%
Operating margin	9.3%	12.6%	(330)	bp
Restructuring and realignment costs	82	48	70.8%
Special charges	159	12	1,225.0%
Adjusted operating income	$727	$714	1.8%
Adjusted operating margin	13.9%	13.7%	20	bp
NM    Not Meaningful

Water Infrastructure
Operating income for our Water Infrastructure segment increased $6 million, or 1.7%, during 2019 as compared to the prior year, with operating margin also increasing from 16.5% to 16.8%. Operating margin was negatively impacted year-over-year by increased restructuring and realignment costs of $11 million and positively impacted by special charges of $2 million incurred in 2018 that did not recur in 2019. Excluding these items, adjusted operating income increased $15 million, or 3.9%, with adjusted operating margin increasing from 17.5% to 18.2%. The increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives, price realization and favorable volume, which were partially offset by cost inflation, unfavorable mix, increased cost of quality and increased spending on strategic investments.
Applied Water
Operating income for our Applied Water segment increased $5 million, or 2.1%, during 2019 as compared to the prior year, with operating margin also increasing from 15.4% to 15.6%. Operating margin was negatively impacted by increased restructuring and realignment costs of $3 million in 2019. Excluding these restructuring and realignment costs, adjusted operating income increased $8 million, or 3.3%, with adjusted operating margin increasing from 16.0% to 16.5%. The increase in adjusted operating margin was primarily due to cost reductions from our global procurement and productivity initiatives and price realization, which were partially offset by cost inflation, including tariffs, increased cost of quality, unfavorable mix, unfavorable volume and increased spending on strategic investments.
Measurement & Control Solutions
Operating income for our Measurement & Control Solutions segment decreased $185 million, or 156.8%, during 2019 as compared to the prior year, with operating margin also decreasing from 7.9% to (4.4)%. Operating margin was negatively impacted by increased special charges of $154 million, consisting entirely of non-cash impairment charges, and increased restructuring and realignment costs of $20 million during the year. Excluding these items, adjusted operating income decreased $11 million, or 7.8%, with adjusted operating margin decreasing from 9.4% to 8.5%.  The decrease in adjusted operating margin was primarily due to cost inflation, increased spending on strategic investments and unfavorable mix impacts. Purchase accounting impacts from acquisitions also negatively affected operating margin. These impacts were partially offset by cost reductions from our global procurement and productivity initiatives, favorable volume impacts and price realization.
Corporate and other
Operating loss for corporate and other decreased $6 million, or 10.2%, compared to the prior year, primarily due to $5 million of special charges incurred during 2018 that did not recur. Excluding these costs, adjusted operating expense decreased $1 million, or 1.9%, compared to the prior year.
Interest Expense
Interest expense was $67 million and $82 million for 2019 and 2018, respectively. The decrease in interest expense for the year is primarily driven by the impact of cross currency swaps during the year and, to a lesser extent, additional interest expense that was incurred during 2018 related to debt to fund our acquisition of Pure Technologies Ltd., which was repaid during 2019. See Note 13, "Derivative Financial Instruments" of our consolidated financial statements for a description of our cross currency swaps. See Note 15, "Credit Facilities and Debt" of our consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for 2019 was $15 million at an effective tax rate of 3.7% as compared to $36 million at an effective tax rate of 6.1% in 2018. The 2019 effective tax rate differs from that of 2018 primarily due to the income tax benefit that resulted from changes in tax law in Switzerland partially offset by the tax impact of the goodwill impairment charge on income before taxes in 2019.

Other Comprehensive (Loss) Income
Other comprehensive loss was $38 million in 2019 as compared to a loss of $111 million in 2018. Foreign currency translation contributed favorable impacts during the year of $113 million driven the strengthening of the British Pound, the Canadian Dollar and the South African Rand as compared to the U.S. Dollar in 2019 versus the weakening of these currencies in the prior year. Additionally, the weakening of the Euro, Chinese Yuan and the Australian Dollar as compared to the U.S. Dollar was less negative in 2019 than the weakening of these currencies in the prior year. These favorable currency translation impacts were partially offset by the movement in our Euro net investment hedges during the quarter. The tax impact on the foreign currency translation related to the Euro net investment hedges also contributed to the net favorable foreign currency translation movement during the year. Partially offsetting these favorable drivers was the increased loss in postretirement benefit plans during the year, primarily actuarial losses.
Liquidity and Capital Resources
The following table summarizes our sources and uses of cash:

	Year Ended December 31,
(in millions)	2019	2018	Change
Operating activities	$839	$586	$253
Investing activities	(231)	(643)	412
Financing activities	(177)	(40)	(137)
Foreign exchange (a)	(3)	(21)	18
Total	$428	$(118)	$546

(a)
2019 impact is primarily due to the strengthening of the Chinese Yuan, the Canadian Dollar, the Indian Rupee, the South African Rand, the Russian Ruble and various other currencies against the U.S. Dollar.

Sources and Uses of Liquidity
Operating Activities
During 2019, net cash provided by operating activities was $839 million, compared to $586 million in 2018. The $253 million year-over-year increase was primarily driven by improvement in working capital levels due to the improved management of inventory and collection of receivables, increase in cash from earnings and decreased payments for post-retirement obligations during the period, which were partially offset by an increase in cash tax payments.
Investing Activities
Cash used in investing activities was $231 million in 2019, compared to $643 million in 2018. This decrease in cash used of $412 million was mainly driven by the $433 million spent on 2018 acquisitions, primarily the acquisition of Pure Technologies Ltd., versus the $18 million spent for acquisition activity during the current year and modestly lower spending on capital expenditures compared to the prior year. This decrease is partially offset by $22 million of proceeds received for a divested business in 2018.
Financing Activities
Cash used by financing activities was $177 million in 2019, compared to $40 million in 2018. The increase in cash used during the year was primarily due to higher levels of short-term debt related to acquisition financing in 2018 and an increase in dividends paid of $22 million during the period as compared to the prior year. These drivers are partially offset by the higher net repayment of $120 million of long-term debt in the prior year and a decrease in share repurchase activity of $19 million as compared to the prior year.
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
Credit Facilities & Long-Term Contractual Commitments
See Note 15, "Credit Facilities and Debt" of our consolidated financial statements for a description of our credit facilities and long-term debt.
Non-U.S. Operations
For 2019 and 2018, we generated 51% and 53% of our revenue from non-U.S. operations, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-U.S. operations and expect that a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations. As of December 31, 2019, we have provided a deferred tax liability of $9 million for net foreign withholding taxes and state income taxes on $505 million of earnings expected to be repatriated to the U.S. parent in the future.
Contractual Obligations
The following table summarizes our contractual commitments as of December 31, 2019:

(in millions)	2020	2021 - 2022	2023 - 2024	Thereafter	Total
Debt obligations (1)	$276	$600	$557	$900	$2,333
Interest payments (1) (2)	76	122	80	418	696
Lease obligations (3)	65	87	50	62	264
Purchase obligations (4)	95	7	—	—	102
Other long-term obligations reflected on the balance sheet	1	23	23	8	55
Total commitments	$513	$839	$710	$1,388	$3,450
In addition to the amounts presented in the table above, we have recorded liabilities for net investment hedges of $24 million and employee severance indemnities of $16 million. These amounts have been excluded from the contractual obligations table due to an inability to reasonably estimate the timing or amounts of such payments in individual years. Further, benefit payments which reflect expected future service related to the Company's pension and other postretirement employee benefit obligations are presented in Note 16, “Postretirement Benefit Plans” of the consolidated financial statements and deferred income tax liabilities and uncertain tax positions are presented in Note 7, "Income Taxes" of the consolidated financial statements, and as such, these obligations are not included in the above table. Finally, estimated environmental payments and workers' compensation and general liability reserves are excluded from the table above. We estimate, based on historical experience, that we will spend approximately $2 million to $3 million per year on environmental investigation and remediation and approximately $5 million to $6 million per year on workers' compensation and general liability. At December 31, 2019, we had estimated and accrued $3 million and $20 million related to environmental matters, and workers' compensation and general liability, respectively.

(1)
Refer to Note 15, “Credit Facilities and Debt,” of the consolidated financial statements for discussion of the use and availability of debt and revolving credit agreements. Amounts represent principal payments of short-term and long-term debt including current maturities and exclude unamortized discounts.

(2)	Amounts represent estimates of future interest payments on short-term and long-term debt outstanding as of December 31, 2019.

(3)	Refer to Note 11, "Leases" of the consolidated financial statements for further lease discussion.

(4)
Represents unconditional purchase agreements that are enforceable and legally binding and that specify all significant terms to purchase goods or services, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase agreements that are able to cancel without penalty have been excluded.

Off-Balance Sheet Arrangements
As of December 31, 2019, we have issued guarantees for the debt and other obligations of consolidated subsidiaries in the normal course of business. We have determined that none of these arrangements has a material current effect or is reasonably likely to have a material future effect on our consolidated financial statements, financial condition, changes in financial condition, revenues or expenses, liquidity, capital expenditures or capital resources.
We obtain certain stand-by letters of credit, bank guarantees and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of December 31, 2019, the amount of surety bonds, bank guarantees, stand-by letters of credit, and insurance letters of credit was $340 million.
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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. Furthermore, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities or upon completion of the litigation process, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.
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
Determining the fair value of a reporting unit or an indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, assumed royalty rates, future economic and market conditions and identification of appropriate market comparable data. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also require judgment. Goodwill is tested for impairment at either the operating segment identified in Note 22, “Segment and Geographic Data,” of the consolidated financial statements, or one level below. The fair value of our reporting units and indefinite-lived intangible assets is based on estimates and assumptions that are believed to be reasonable. Significant changes to these estimates and assumptions could adversely impact our conclusions. Actual future results may differ from those estimates.
In the third quarter of 2019, the Company revised its forecasted future cash flows for the AIA business. Factors that contributed to the revised forecast in the third quarter include lower than expected results as compared to prior forecasts, largely as a result of slower-than-expected conversion of pipeline opportunities to revenue. Additionally, we have continued to invest in the AIA platform ahead of the adoption curve, which has also impacted the near term profitability of the business. Based on these factors we determined that there were indicators that the AIA reporting unit’s goodwill may be impaired, and accordingly, we performed an interim goodwill impairment test as of July 1, 2019. The results of the impairment test showed that the fair value of the AIA reporting unit was lower than the carrying value, resulting in a $148 million goodwill impairment charge. As of December 31, 2019 the remaining goodwill balance in our AIA reporting unit after recording the goodwill impairment charge was $171 million.
Also, during the third quarter of 2019, due to the factors discussed above, we assessed whether the carrying amounts of the AIA reporting unit’s long-lived assets may not be recoverable and therefore impaired. Our assessment resulted in an impairment charge of $7 million, related to customer relationships, proprietary technology, software and property, plant and equipment. The charge was calculated using an income approach.
If we do not achieve our forecasts, given that the fair value and the carrying value of the AIA reporting unit were the same at July 1, 2019, it is possible that the goodwill of the AIA reporting unit could be deemed to be impaired in a future period.
During the fourth quarter of 2019, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were substantially in excess of each of their carrying values. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances require us to do so. We determined that no impairment of the indefinite-lived intangibles existed as of the measurement date in 2019. However, future indefinite-lived intangible impairment tests could result in a charge to earnings. We will continue to evaluate indefinite-lived intangibles on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
Postretirement Plans. Company employees around the world participate in numerous defined benefit plans. The determination of projected benefit obligations and the recognition of expenses related to these plans are dependent on various assumptions. These major assumptions primarily relate to discount rates, expected long-term rates of return on plan assets, rate of future compensation increases, mortality, health care inflation and years of service (some of which are disclosed in Note 16, “Postretirement Benefit Plans,” of the consolidated financial statements) and other factors. Actual results that differ from our assumptions are accumulated and amortized on a straight-line basis only to the extent they exceed 10% of the higher of the market-related value or projected benefit obligation, over the average remaining service period of active plan participants, or for plans with all or substantially all inactive participants, over the average remaining life expectancy.
Significant Assumptions
Management develops each assumption using relevant Company experience, in conjunction with market-related data for each individual country in which such plans exist. All assumptions are reviewed annually with third-party consultants and adjusted as necessary. The table included below provides the weighted average assumptions used to estimate our defined benefit pension obligations and costs as of and for the years ended 2019 and 2018.

	2019		2018
	U.S.	Int’l	U.S.	Int’l
Benefit Obligation Assumptions
Discount rate	3.25%	1.80%	4.50%	2.60%
Rate of future compensation increase	NM	2.94%	NM	2.92%
Net Periodic Benefit Cost Assumptions
Discount rate	4.50%	2.60%	3.75%	2.43%
Expected long-term return on plan assets	7.75%	6.96%	8.00%	7.23%
Rate of future compensation increase	NM	2.92%	NM	2.93%

NM	Not meaningful. The pension benefits for future service for all the U.S. pension plans are based on years of service and not impacted by future compensation increases.
We determine the expected long-term rate of return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, the Company analyzes the estimated future returns based on independent estimates of asset class returns and evaluates historical broad market returns over long-term timeframes based on the strategic asset allocation, which is detailed in Note 16, “Postretirement Benefit Plans,” of the consolidated financial statements.
Based on the approach described above, the chart below shows weighted average actual returns versus the weighted average expected long-term rates of return for our pension plans that were utilized in the calculation of the net periodic pension cost for each respective year.

	2019	2018
Expected long-term rate of return on plan assets	7.09%	7.34%
Actual rate of return on plan assets	12.59%	(3.85)%
For the recognition of net periodic pension cost, the calculation of the expected return on plan assets is generally derived by applying the expected long-term rate of return to the market-related value of plan assets. The market-related value of plan assets is based on average asset values at the measurement date over the last five years. The use of fair value, rather than a calculated value, could materially affect net periodic pension cost. The weighted average expected long-term rate of return for all of our plan assets to be used in determining net periodic benefit costs for 2020 is estimated at 3.46%. We estimate that every 25 basis point change in the expected return on plan assets impacts the expense by $1 million.
The discount rate reflects our expectation of the present value of expected future cash payments for benefits at the measurement date. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense. We base the discount rate assumption on current investment yields of high-quality fixed income investments during the retirement benefits maturity period. The pension discount rate was determined by considering an interest rate yield curve comprising AAA/AA bonds, with maturities between zero and 30 years, developed by the plan’s actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single-point discount rate matching the plan’s characteristics. Our weighted average discount rate for all pension plans effective January 1, 2020, is 1.97%. We estimate that every 25 basis point change in the discount rate impacts the expense by $1 million.
The rate of future compensation increase assumption reflects our long-term actual experience and future and near-term outlook. Effective January 1, 2020, our expected rate of future compensation is 3.04% for all pension plans. The estimated impact of a 25 basis point change in the expected rate of future compensation is less than $1 million.
The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 6.53% for 2020, decreasing ratably to 4.50% in 2028. An increase or decrease in the health care trend rates by one percent per year would impact the aggregate annual service and interest components by less than $1 million, and impact the benefit obligation by approximately $3 million.
We currently anticipate making contributions to our pension and postretirement benefit plans in the range of $15 million to $25 million during 2020, of which $5 million is expected to be made in the first quarter.
Funded Status
Funded status is derived by subtracting the respective year-end values of the projected benefit obligations from the fair value of plan assets. We estimate that every 25 basis point change in the discount rate impacts the funded status by approximately $33 million.
Fair Value of Plan Assets
The plan assets of our pension plans comprise a broad range of investments, including domestic and foreign equity securities, interests in private equity and hedge funds, fixed income investments, insurance contracts, and cash and cash equivalents.
A portion of our pension benefit plan assets portfolio comprises investments in private equity and hedge funds. The private equity and hedge fund investments are generally measured at net asset value. However, in certain instances, the values reported by the asset managers were not current at the measurement date. Accordingly, we made estimate adjustments to the last reported value where necessary to measure the assets at fair value at the measurement date. These adjustments consider information received from the asset managers, as well as general market information. The adjustment recorded at December 31, 2019 and 2018 for these assets represented less than one percent of total plan assets in each respective year. Asset values for other positions were generally measured using market observable prices. We estimate that a 5% change in asset values will impact funded status by approximately $28 million.
New Accounting Pronouncements
See Note 2, “Recently Issued Accounting Pronouncements,” of the consolidated financial statements for a complete discussion of recent accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk, primarily related to foreign currency exchange rates and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenue and borrowings being denominated in currencies other than one of our subsidiaries' functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.
Foreign Currency Exchange Rate Risk
We conduct approximately 51% of our business in various locations outside the United States.
Our economic foreign currency risk primarily relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. We may use derivative financial instruments to offset risk related to receipts from customers and payments to suppliers, when it is believed that the exposure will not be limited by our normal operating and financing activities. We enter into currency forward contracts periodically in order to manage the exchange rate fluctuation risk on certain intercompany transactions associated with third-party sales and purchases. These risks are also mitigated by natural hedges including the presence of manufacturing facilities outside the United States, global sourcing and other spending which occurs in foreign countries. Our principal foreign currency transaction exposures primarily relate to the Euro, Swedish Krona, Polish Zloty, Canadian Dollar, British Pound, and Australian Dollar. We estimate that a hypothetical 10% movement in foreign currency exchange rates would not have a material economic impact to Xylem’s financial position and results of operations.
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
Interest Rate Risk
As of December 31, 2019, our long-term debt portfolio is primarily comprised of four series of fixed-rate senior notes that total $2.1 billion. The senior notes are not exposed to interest rate risk as the bonds are at a fixed rate until maturity. Based on the current interest rate market we do not anticipate material risk associated with our debt refinancing within the target time frame of maturity.
Commodity Price Exposures
For a discussion of risks relating to commodity prices, refer to “Item 1A. Risk Factors.”

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Xylem Inc.
Rye Brook, New York

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Xylem Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill - Advanced Infrastructure Analytics Reporting Unit - Refer to Note 12 to the financial statements
Critical Audit Matter Description
During the third quarter of 2019, the Company recorded a goodwill impairment charge of $148 million related to the Advanced Infrastructure Analytics (“AIA”) reporting unit. The impairment resulted from a downward revision of forecasted future cash flows. The Company’s measurement of the goodwill impairment resulted from the comparison of the fair value of the AIA reporting unit to its carrying value.
To determine the fair value of the AIA reporting unit, the Company used the income approach. Under the income approach, the fair value of the AIA reporting unit was based on the discounted value of the estimated cash flows that the reporting unit is expected to generate. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate was based on the weighted average cost of capital for the AIA reporting unit.
Given the significant judgments made by management to estimate the fair value of AIA, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate, and forecasts of future revenue required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future revenue and operating margin and selection of the discount rate for AIA included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the AIA reporting unit and the measurement of the goodwill impairment, such as controls related to management’s forecasts of future revenue, and the selection of the discount rate.

•	We evaluated the reasonableness of management’s revenue forecasts by comparing the forecasts to:

–	Historical revenues.

–	Internal communications to management and the Board of Directors.

–	Information included in industry reports and certain peer company data.

•
We also evaluated the reasonableness of management’s revenue forecasts by comparing the actual growth in sales orders received to management’s forecasted growth in sales and we tested the existence, accuracy and completeness of the underlying sales orders.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) discount rate, and (3) long-term revenue growth rate, including testing the source information underlying the determination of the discount rate and long-term revenue growth rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate and long-term revenue growth rate selected by management.

•	Our fair value specialists also assisted in evaluating the reasonableness of the AIA fair value by considering comparable revenue valuation multiples of peer companies.

•
We evaluated developments in AIA’s business from the third quarter of 2019, the period in which the impairment charge was recorded, through December 31, 2019 to determine if events or circumstances have occurred that would more likely than not further reduce the fair value of the business.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 28, 2020
We have served as the Company's auditor since 2010.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(In Millions, except per share data)

Year Ended December 31,	2019	2018	2017
Revenue	$5,249	$5,207	$4,707
Cost of revenue	3,203	3,181	2,860
Gross profit	2,046	2,026	1,847
Selling, general and administrative expenses	1,158	1,161	1,089
Research and development expenses	191	189	181
Restructuring and asset impairment charges	63	22	25
Goodwill impairment charge	148	—	—
Operating income	486	654	552
Interest expense	67	82	82
Other non-operating (expense) income, net	(4)	13	6
Gain (loss) on sale of businesses	1	—	(10)
Income before taxes	416	585	466
Income tax expense	15	36	136
Net income	401	549	330
Less: Net loss attributable to non-controlling interests	—	—	(1)
Net income attributable to Xylem	$401	$549	$331
Earnings per share:
Basic	$2.23	$3.05	$1.84
Diluted	$2.21	$3.03	$1.83
Weighted average number of shares:
Basic	180.0	179.8	179.6
Diluted	181.2	181.1	180.9

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)

Year Ended December 31,	2019	2018	2017
Net income	$401	$549	$330
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustment	28	(85)	79
Net change in derivative hedge agreements:
Unrealized (loss) gain	(14)	(8)	9
Amount of loss (gain) reclassified into net income	12	4	(5)
Net change in postretirement benefit plans:
Net loss	(83)	(37)	(19)
Prior service credit	—	—	1
Amortization of prior service credit cost	(4)	(4)	(3)
Amortization of net actuarial loss into net income	12	13	13
Settlement	9	1	1
Foreign currency translation adjustment	(3)	15	(18)
Other comprehensive (loss) income, before tax	(43)	(101)	58
Income tax (benefit) expense related to other comprehensive loss	(5)	10	(50)
Other comprehensive (loss) income, net of tax	(38)	(111)	108
Comprehensive income	$363	$438	$438
Less: comprehensive gain (loss) attributable to noncontrolling interests	1	(2)	—
Comprehensive income attributable to Xylem	$362	$440	$438

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, except per share amounts)

December 31,	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$724	$296
Receivables, less allowances for discounts, returns and doubtful accounts of $35 and $35 in 2019 and 2018, respectively	1,036	1,031
Inventories	539	595
Prepaid and other current assets	151	172
Total current assets	2,450	2,094
Property, plant and equipment, net	658	656
Goodwill	2,839	2,976
Other intangible assets, net	1,174	1,232
Other non-current assets	589	264
Total assets	$7,710	$7,222
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$597	$586
Accrued and other current liabilities	628	546
Short-term borrowings and current maturities of long-term debt	276	257
Total current liabilities	1,501	1,389
Long-term debt, net	2,040	2,051
Accrued postretirement benefits	445	400
Deferred income tax liabilities	310	303
Other non-current accrued liabilities	447	297
Total liabilities	4,743	4,440
Commitment and Contingencies (Note 20)
Stockholders’ equity:
Common stock — par value $0.01 per share:
Authorized 750.0 shares, issued 193.9 and 192.9 shares in 2019 and 2018, respectively	2	2
Capital in excess of par value	1,991	1,950
Retained earnings	1,866	1,639
Treasury stock – at cost 13.7 shares and 13.2 shares in 2019 and 2018, respectively	(527)	(487)
Accumulated other comprehensive loss	(375)	(336)
Total stockholders’ equity	2,957	2,768
Non-controlling interest	10	14
Total equity	2,967	2,782
Total liabilities and stockholders’ equity	$7,710	$7,222

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions)

Year Ended December 31,	2019	2018	2017
Operating Activities
Net income	$401	$549	$330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	117	117	109
Amortization	140	144	125
Deferred income taxes	(77)	(47)	(33)
Share-based compensation	29	30	21
Restructuring and asset impairment charges	63	22	25
Goodwill impairment charge	148	—	—
(Gain)/loss from sale of businesses	(1)	—	10
Other, net	9	9	19
Payments for restructuring	(30)	(21)	(28)
Contributions to postretirement benefit plans	(19)	(41)	(33)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(23)	(103)	(79)
Changes in inventories	47	(97)	27
Changes in accounts payable	29	51	50
Changes in accrued liabilities	15	(6)	28
Changes in accrued taxes	(13)	—	104
Net changes in other assets and liabilities	4	(21)	11
Net Cash — Operating activities	839	586	686
Investing Activities
Capital expenditures	(226)	(237)	(170)
Proceeds from the sale of property, plant and equipment	—	—	1
Acquisitions of businesses and assets, net of cash acquired	(18)	(433)	(33)
Proceeds from sale of businesses	—	22	16
Cash received from investments	11	11	10
Cash paid for investments	(7)	(11)	(11)
Cash received from cross currency swaps	9	—	—
Other, net	—	5	6
Net Cash — Investing activities	(231)	(643)	(181)
Financing Activities
Short-term debt issued, net	281	335	—
Short-term debt repaid, net	(254)	(52)	(282)
Long-term debt issued, net	—	1	—
Long-term debt repaid, net	—	(120)	—
Repurchase of common stock	(40)	(59)	(25)
Proceeds from exercise of employee stock options	13	7	16
Dividends paid	(174)	(152)	(130)
Other, net	(3)	—	—
Net Cash — Financing activities	(177)	(40)	(421)
Effect of exchange rate changes on cash	(3)	(21)	22
Net change in cash and cash equivalents	428	(118)	106
Cash and cash equivalents at beginning of year	296	414	308
Cash and cash equivalents at end of year	$724	$296	$414
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$77	$78	$78
Income taxes (net of refunds received)	$107	$75	$57

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Millions, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2016	$2	$1,876	$1,033	$(318)	$(403)	$17	$2,207
Cumulative effect of change in accounting principle			(7)				(7)
Net income			331			(1)	330
Other comprehensive income, net				108			108
Dividends declared ($.72 per share)			(130)				(130)
Stock incentive plan activity		36			(5)		31
Repurchase of common stock					(20)		(20)
Balance at December 31, 2017	$2	$1,912	$1,227	$(210)	$(428)	$16	$2,519
Cumulative effect of change in accounting principle			14	(17)			(3)
Net income			549				549
Other comprehensive loss, net				(109)		(2)	(111)
Dividends declared ($.84 per share)			(151)				(151)
Stock incentive plan activity		38			(9)		29
Repurchase of common stock					(50)		(50)
Balance at December 31, 2018	$2	$1,950	$1,639	$(336)	$(487)	$14	$2,782
Sale of business						(2)	(2)
Net income			401				401
Other comprehensive loss, net				(39)		1	(38)
Distribution to minority shareholders						(3)	(3)
Dividends declared ($.96 per share)			(174)				(174)
Stock incentive plan activity		41			(15)		26
Repurchase of common stock					(25)		(25)
Balance at December 31, 2019	$2	$1,991	$1,866	$(375)	$(527)	$10	$2,967

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
Xylem operates in three segments, Water Infrastructure, Applied Water and Measurement & Control Solutions. See Note 22, "Segment and Geographic Data" for further segment background information.
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
For all contracts with customers, we determine the transaction price in the arrangement and allocate the transaction price to each performance obligation identified in the contract. Judgment is required to determine the appropriate unit of account, and we separate out the performance obligations if they are capable of being distinct and if they are distinct within the context of the contract. We base our allocation of the transaction price to the performance obligations on the relative standalone selling prices for the goods or services contained in a particular performance obligation. The standalone selling prices are determined first by reference to observable prices. In the event observable prices are not available, we estimate the stand-alone selling price by maximizing observable inputs and applying an adjusted market assessment approach, expected cost plus margin approach, or a residual approach in limited situations. Revenue in these instances is recognized on individual performance obligations within the same contract as they are satisfied.
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
We offer standard warranties for our products to ensure that our products comply with agreed-upon specifications in our contracts. Standard warranties do not give rise to performance obligations and represent assurance-type warranties. In certain instances, product warranty terms are adjusted to account for the specific nature of the contract. In these instances, we assess the warranties to determine whether they represent service-type warranties, and should be accounted for as a separate performance obligation in the contract.
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
Due to the U.S. Tax Cuts and Jobs Act (the "Tax Act"), we have recorded net foreign withholding taxes and state income taxes on earnings that are expected to be repatriated to the U.S. parent. We have not recorded any deferred taxes on the amounts that the Company currently does not intend to repatriate as the determination of any deferred taxes on this amount is not reasonably estimable.
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
Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different geographical regions. We perform ongoing credit evaluations of the financial condition of our third-party distributors, resellers and other customers and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of December 31, 2019 and 2018 we do not believe we have any significant concentrations of credit risk.
Inventories
Inventories, which include the costs of material, labor and overhead, are stated at the lower of cost or net realizable value. Estimated losses from obsolete and slow-moving inventories are recorded to reduce inventory values to their estimated net realizable value. Our manufacturing operations recognize costs of sales using standard costs with full overhead absorption, which generally approximates actual cost.
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

Leases
Xylem adopted ASC 842 - Leases as of January 1, 2019. We determine if an arrangement is a lease at inception. We have recorded right of use (“ROU”) assets and liabilities for lease arrangements that are reasonably certain to extend beyond 12 months. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. The implicit rate within our leases is generally not determinable, and we use our incremental borrowing rate at the lease commencement date to determine the net present value of lease payments. The determination of the appropriate incremental borrowing rate requires judgment. We determine the appropriate incremental borrowing rate for each lease using our current borrowing rate, adjusted for various factors including geographic region, level of collateralization and term, to align with the term of the underlying lease.
Lease expense for lease payments is recognized on a straight-line basis over the lease term. Many of our leases are subject to payment adjustments to reflect annual changes in price indexes, such as the Consumer Price Index. While associated lease liabilities are not re-measured as a result of changes in the applicable price indexes, changes to required lease payments are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.
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
For annual periods prior to January 1, 2019 lease assets and liabilities are generally not recorded on the balance sheet. Instead, lease payments for these leases are recognized as a lease cost on a straight-line basis over the lease term.
Goodwill and Intangible Assets
Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of acquired businesses. Intangible assets include customer relationships, proprietary technology, brands and trademarks, patents, software and other intangible assets. Intangible assets with a finite life are amortized on a straight-line basis over an estimated economic useful life which ranges from 1 to 25 years and is included in cost of revenue or selling, general and administrative expense. Certain of our intangible assets, namely certain brands and trademarks, as well as Federal Communications Commission ("FCC") licenses, have an indefinite life and are not amortized.
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
During the fourth quarter of 2018 we adopted new accounting guidance that eliminates the concept of ineffectiveness for cash flow and net investment hedges. Prior to this adoption, the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk was recorded in other comprehensive income ("OCI") and was subsequently reclassified into either revenue or cost of revenue (hedge of sales classified into revenue and hedge of purchases classified into cost of revenue) in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivative was recognized directly in selling, general and administrative expenses. Our policy was to de-designate cash flow hedges at the time forecasted transactions are recognized as assets or liabilities on a business unit’s balance sheet and report subsequent changes in fair value through selling, general and administrative expenses where the gain or loss due to movements in currency rates on the underlying asset or liability is revalued. If it became probable that the originally forecasted transaction would not occur, the gain or loss related to the hedge recorded within accumulated other comprehensive income ("AOCI") was immediately recognized into net income.
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
Subsequent to adopting the new hedge guidance effectiveness of derivatives designated as net investment hedges is assessed using the spot method. The changes in the fair value of these derivatives due to movements in spot exchange rates are recorded in OCI. Amounts in AOCI are reclassified into earnings at the time the hedged net investment is sold or substantially liquidated. Furthermore, we recognize interest income based on the interest rate differential embedded in the derivative instrument.
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

Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2019 and 2018 were uninsured. Foreign cash balances at December 31, 2019 and 2018 were $510 million and $274 million, respectively.
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

Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In June 2016, the FASB issued guidance amending the accounting for the impairment of financial instruments, including trade receivables. Under current guidance, credit losses are recognized when the applicable losses have a probable likelihood of occurring and this assessment is based on past events and current conditions. The amended guidance eliminates the “probable” threshold and requires an entity to use a broader range of information, including forecast information when estimating expected credit losses. Generally, this should result in a more timely recognition of credit losses. This guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The requirements of the amended guidance should be applied using a modified retrospective approach except for debt securities, which require a prospective transition approach. The guidance will not have a material impact on our financial condition and results of operations.
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

In February 2016, the FASB issued guidance amending the accounting for leases. Specifically, the amended guidance requires all lessees to record a lease liability at lease inception, with a corresponding right of use ("ROU") asset, except for short-term leases. Lessor accounting is not fundamentally changed. This amended guidance is effective for interim and annual periods beginning after December 15, 2018 using a modified retrospective approach. Early adoption was permitted. We adopted this guidance as of January 1, 2019 using the modified retrospective approach whereby prior comparative periods were not retrospectively restated in the consolidated financial statements. The adoption of the standard resulted in the recognition of ROU assets and lease liabilities of $267 million and $265 million, respectively, as well as deferred tax assets and deferred tax liabilities of $68 million, as of January 1, 2019, the date of initial application. The guidance did not have a material impact on our consolidated Income Statements and Statements of Cash Flow. See Note 11, "Leases" for further details.

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

(4)	Provides the ability to perform subsequent hedge effectiveness tests qualitatively.

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

In March 2017, the FASB issued amended guidance on the presentation of net periodic benefit costs. The amendment requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components are required to be presented in the income statement separately and outside a subtotal of income from operations, if one is presented. The amendment also requires entities to disclose the income statement lines that contain the other components if they are not appropriately described. This guidance is effective retrospectively for periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. We adopted this guidance effective the first quarter of 2018. The prior period consolidated income statements and segment results have been retrospectively adjusted in accordance with the new guidance. The impact to the presentation between operating income and other non-operating income within Xylem's Consolidated Income Statements was approximately $4 million for the year ended December 31, 2017.

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

Note 3. Acquisitions and Divestitures
2019 Acquisitions
During the twelve months ended December 31, 2019 we spent approximately $18 million, net of cash received on acquisition activity.
2018 Acquisitions and Divestitures
Pure Technologies Ltd.

On January 31, 2018, we acquired all the issued and outstanding shares of Pure Technologies Ltd. (“Pure”), a leader in intelligent leak detection and condition assessment solutions for water distribution networks for approximately $420 million, net of cash received. Acquisition costs of $4 million were reflected as a component of selling, general and administrative expenses in our Consolidated Income Statement for the year ended December 31, 2018.

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

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the years ended December 31, 2018 and 2017, respectively, assuming the acquisition of Pure was made on January 1, 2017:

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

Divestiture

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

Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Year Ended December 31,
(in millions)	2019	2018
Revenue from contracts with customers	$5,002	$4,963
Lease Revenue	247	244
Total	$5,249	$5,207

The following table reflects revenue from contracts with customers by application:

	Year Ended December 31,
(in millions)	2019	2018
Water Infrastructure
Transport	$1,533	$1,535
Treatment	397	397

Applied Water
Building Services	848	828
Industrial Water	693	706

Measurement and Control Solutions
Water	768	692
Energy	337	338
Software as a Service/Other	99	123
Test	327	344

Total	$5,002	$4,963
The following table reflects revenue from contracts with customers by geographical region:

	Year Ended December 31,
(in millions)	2019	2018
Water Infrastructure
United States	$593	$539
Europe	729	758
Asia Pacific	358	344
Other	250	291

Applied Water
United States	816	797
Europe	362	386
Asia Pacific	164	153
Other	199	198

Measurement and Control Solutions
United States	972	913
Europe	257	273
Asia Pacific	118	144
Other	184	167

Total	$5,002	$4,963

Contract Balances
We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to costs incurred to perform in advance of scheduled billings. Contract liabilities relate to payments received in advance of performance under the contracts. Change in contract assets and liabilities are due to our performance under the contract.
The table below provides contract assets, contract liabilities, and significant changes in contract assets and liabilities.

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at 1/1/2018	$89	$107
Additions, net	87	101
Revenue recognized from opening balance	—	(89)
Billings	(76)	—
Other	(4)	(6)
Balance at 1/1/2019	$96	$113
Additions, net	81	114
Revenue recognized from opening balance	—	(91)
Billings	(80)	—
Other	9	(1)
Balance at 12/31/2019	$106	$135

(a)	Excludes receivable balances which are disclosed on the balance sheet

Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of December 31, 2019, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $392 million. We expect to recognize the majority of revenue upon the completion of satisfying these performance obligations in the following 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.
Note 5. Restructuring and Asset Impairment Charges
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position ourselves based on the economic environment and customer demand. During 2019, 2018 and 2017, the costs incurred primarily relate to an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. In 2019 and 2018 the charges included the reduction of headcount and consolidation of facilities within our Measurement & Control Solutions and Water Infrastructure segments, as well as headcount reductions within our Applied Water segment. In 2017 the charges included the reduction of headcount and consolidation of facilities within our Applied Water, Water Infrastructure, and Measurement & Control Solutions segments.

The following table presents the components of restructuring expense and asset impairment charges incurred during each of the previous three years:

	Year Ended December 31,
(in millions)	2019	2018	2017
By component:
Severance and other charges	$51	$19	$20
Lease related charges	1	1	—
Other restructuring charges	2	1	2
Reversal of restructuring accruals	(1)	(1)	(2)
Total restructuring charges	53	20	20
Asset impairment charges	10	2	5
Total restructuring and asset impairment charges	$63	$22	$25

By segment:
Water Infrastructure	$20	$11	$7
Applied Water	5	2	13
Measurement & Control Solutions	38	9	5
Corporate and other	—	—	—

Restructuring
The following table displays a roll-forward of the restructuring accruals, presented on our Consolidated Balance Sheets within "accrued and other current liabilities" and "other non-current accrued liabilities," for the years ended December 31, 2019 and 2018:

(in millions)	2019	2018
Restructuring accruals - January 1	$5	$7
Restructuring charges	53	20
Cash payments	(30)	(21)
Foreign currency and other	(1)	(1)
Restructuring accruals - December 31	$27	$5

By segment:
Water Infrastructure	$1	$1
Applied Water	—	1
Measurement & Control Solutions	19	2
Regional selling locations (a)	7	1

(a)
Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following table presents expected restructuring spend:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2019:
Total expected costs	$19	$5	$28	$—	$52
Costs incurred during 2019	18	5	27	—	50
Total expected costs remaining	$1	$—	$1	$—	$2

Actions Commenced in 2018:
Total expected costs	$8	$1	$7	$—	$16
Costs incurred during 2018	7	1	7	—	15
Costs incurred during 2019	1	—	—	—	1
Total expected costs remaining	$—	$—	$—	$—	$—

Actions Commenced in 2017:
Total expected costs	$12	$7	$4	$—	$23
Costs incurred during 2017	5	4	2	—	11
Costs incurred during 2018	2	1	1	—	4
Costs incurred during 2019	1	—	1	—	2
Total expected costs remaining	$4	$2	$—	$—	$6

The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2019 consist primarily of severance charges. The Applied Water actions are complete, the Water Infrastructure actions are expected to continue through Q1 2020, and the Measurement & Control Solutions actions are expected to continue through the fourth quarter of 2020. The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2018 consist primarily of severance charges and are complete. The Water Infrastructure, Applied Water, Measurement & Control Solutions and Corporate actions commenced in 2017 consist primarily of severance charges and are expected to continue through 2021.
Asset Impairment
During the first and third quarter of 2019 we determined that certain assets within our Measurement & Control Solutions segment, including customer relationships, internally developed software, proprietary technology, and plant property & equipment, were impaired. Accordingly we recognized an impairment charge of $10 million during the year.
During the fourth quarter of 2018 we determined that certain assets within our Water Infrastructure segment, including certain software, were impaired. Accordingly we recognized an impairment charge of $2 million. Refer to Note 12, "Goodwill and Other Intangible Assets," for additional information.
Note 6. Other Non-Operating (Expense) Income, Net
The components of other non-operating income, net are as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Interest income	$5	$4	$3
Income from joint ventures	3	5	3
Other (expense) income – net	(12)	4	—
Total other non-operating (expense) income, net	$(4)	$13	$6

Note 7. Income Taxes
The source of pre-tax income and the components of income tax expense are as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Income components:
Domestic	$203	$208	$162
Foreign	213	377	304
Total pre-tax income	$416	$585	$466
Income tax expense components:
Current:
Domestic – federal	$39	$9	$109
Domestic – state and local	13	13	9
Foreign	40	61	51
Total Current	92	83	169
Deferred:
Domestic – federal	$7	$17	$(29)
Domestic – state and local	(1)	5	10
Foreign	(83)	(69)	(14)
Total Deferred	(77)	(47)	(33)
Total income tax provision	$15	$36	$136
Effective income tax rate	3.7%	6.1%	29.2%

Reconciliations between taxes at the U.S. federal income tax rate and taxes at our effective income tax rate on earnings before income taxes are as follows:

	Year Ended December 31,
	2019	2018	2017
Tax provision at U.S. statutory rate	21.0%	21.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes	2.7	2.3	1.6
Uncertain tax positions	0.4	2.6	1.6
Valuation allowance	1.2	(47.1)	3.3
Tax exempt interest	(3.0)	(1.4)	(10.6)
Foreign tax rate differential	0.7	2.9	(6.7)
Impact of foreign earnings, net	1.6	(1.7)	37.0
Tax incentives	(9.6)	(6.2)	(6.6)
Intercompany sale of assets	—	35.5	—
Other – net	1.7	(0.3)	(0.5)
Rate change	(18.1)	—	(22.9)
Goodwill impairment	7.8	—	—
Federal R&D tax credit	(1.2)	(0.8)	(1.0)
Stock compensation	(1.5)	(0.7)	(1.0)
Effective income tax rate	3.7%	6.1%	29.2%

Certain prior year amounts included within the table of rate reconciliation above have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported consolidated balance sheets, consolidated statements of income, comprehensive income, stockholders’ equity, or cash flow.  Additional line items have been included as of December 31, 2019 and for consistency the prior year balances have been adjusted to conform with the current year presentation.
We operate under tax incentives, which are effective through December 2023 and may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon our meeting and maintaining certain employment thresholds. The inability to meet the thresholds would have a prospective impact and at this time we continue to believe we will meet the requirements.
Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse.
The following is a summary of the components of the net deferred tax assets and liabilities recognized in the Consolidated Balance Sheets:

	December 31,
(in millions)	2019	2018
Deferred tax assets:
Employee benefits	$106	$97
Accrued expenses	26	30
Loss and other tax credit carryforwards	240	279
Inventory	6	7
Lease Liabilities	57	—
Other	3	11
	438	424
Valuation allowance	(191)	(234)
Net deferred tax asset	$247	$190
Deferred tax liabilities:
Intangibles	$160	$247
Investment in foreign subsidiaries	7	8
Property, plant, and equipment	78	69
Lease right-of-use assets	57	—
Other	29	29
Total deferred tax liabilities	$331	$353

Management assesses all available positive and negative evidence, including prudent and feasible tax planning strategies, and estimates if sufficient future taxable income will be generated to realize existing deferred tax assets. On the basis of this evaluation, as of December 31, 2019, a valuation allowance of $191 million has been established to reduce the deferred income tax asset related to certain U.S. and foreign net operating losses and U.S. and foreign capital loss carryforwards.
A reconciliation of the change in valuation allowance on deferred tax assets is as follows:

(in millions)	2019	2018	2017
Valuation allowance — January 1	$234	$350	$311
Change in assessment (a)	(2)	1	(28)
Current year operations	2	(271)	48
Foreign currency and other (b)	(43)	154	19
Valuation allowance — December 31	$191	$234	$350

(a)	Decrease in assessment in 2019 is primarily attributable to profitability of certain jurisdictions. Increase in assessment in 2018 is primarily attributable to loss positions in various jurisdictions.

(b)
Included in foreign currency and other in 2018 is an increase in net operating losses due to amended prior year tax returns for which a valuation allowance was recorded. Included in foreign currency and other in 2019 is a decrease in net operating losses due primarily to the liquidation of a foreign subsidiary for which a valuation allowance was maintained.

Deferred taxes are classified in the Consolidated Balance Sheets as follows:

	December 31,
(in millions)	2019	2018
Non-current assets	$226	$140
Non-current liabilities	(310)	(303)
Total net deferred tax liabilities	$(84)	$(163)

Tax attributes available to reduce future taxable income begin to expire as follows:

(in millions)	December 31, 2019	First Year of Expiration
U.S. net operating loss	$8	December 31, 2024
State net operating loss	98	December 31, 2020
State excess interest expense	9	Indefinitely
State tax credits	2	Indefinitely
Foreign net operating loss	1,018	December 31, 2020
Foreign tax credits	3	December 31, 2030

The Company has provided a deferred tax liability of $9 million for net foreign withholding taxes and state income taxes on $505 million of earnings expected to be repatriated to the U.S. parent, as of December 31, 2019. The Company currently does not intend to repatriate approximately $1.3 billion taxed under the Tax Act. The amount of deferred tax that would be recorded if such amounts were repatriated is not reasonably estimable.
Unrecognized Tax Benefits
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities or upon the completion of the litigation process, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2019	2018	2017
Unrecognized tax benefits — January 1	$136	$130	$67
Current year tax positions	3	—	56
Prior year tax positions	(5)	7	7
Acquisitions	—	—	—
Settlements	(5)	(1)	—
Unrecognized tax benefits — December 31	$129	$136	$130

The amount of unrecognized tax benefits at December 31, 2019 which, if ultimately recognized, will reduce our effective tax rate is $129 million. We believe that it is reasonably possible that unrecognized tax benefits will be reduced by approximately $4 million within the next 12 months as a result of the expiration of certain statute of limitations.
We classify interest relating to unrecognized tax benefits as a component of other non-operating (expense) income, net and tax penalties as a component of income tax expense in our Consolidated Income Statements. The amount of accrued interest relating to unrecognized tax benefits as of December 31, 2019 and 2018 was $8 million and $7 million.
During 2019, Xylem’s Swedish subsidiary received a tax assessment for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. The assessment asserts an aggregate amount of approximately $80 million for tax, penalties and interest. Xylem filed an appeal with the Administrative Court of Stockholm. Management, in consultation with external legal advisors, believes it is more likely than not that Xylem will prevail on the proposed assessment and is vigorously defending our position through litigation. As of December 31, 2019, we have not recorded any unrecognized tax benefits related to this uncertain tax position.
The following table summarizes our earliest open tax years by major jurisdiction:

Jurisdiction	Earliest Open Year
Italy	2013
Luxembourg	2016
Sweden	2013
Germany	2009
United Kingdom	2013
United States	2016
Switzerland	2017

Note 8. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted earnings per share.

	Year Ended December 31,
	2019	2018	2017
Net income attributable to Xylem (in millions)	$401	$549	$331
Shares (in thousands):
Weighted average common shares outstanding	179,958	179,750	179,602
Add: Participating securities (a)	29	27	27
Weighted average common shares outstanding — Basic	179,987	179,777	179,629
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	803	876	712
Dilutive effect of restricted stock units and performance share units	406	479	516
Weighted average common shares outstanding — Diluted	181,196	181,132	180,857
Basic earnings per share	$2.23	$3.05	$1.84
Diluted earnings per share	$2.21	$3.03	$1.83

(a)
Restricted stock awards containing rights to non-forfeitable dividends that participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

(b)
Incremental shares from stock options, restricted stock units and performance share units are computed by the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock units and performance share units, reduced by the repurchase of shares with the proceeds from the assumed exercises and unrecognized compensation expense for outstanding awards. Performance share units are included in the treasury stock calculation of diluted earnings per share based upon achievement of underlying performance and market conditions at the end of the reporting period, as applicable. See Note 17, "Stock-Based Compensation Plans" for further detail on the performance share units.

	Year Ended December 31,
(in thousands)	2019	2018	2017
Stock options	1,383	1,300	1,626
Restricted stock units	348	333	379
Performance share units	394	465	504

Note 9. Inventories
The components of total inventories are summarized as follows:

	December 31,
(in millions)	2019	2018
Finished goods	$212	$248
Work in process	47	45
Raw materials	280	302
Total inventories	$539	$595

Note 10. Property, Plant and Equipment
The components of total property, plant and equipment, net are as follows:

	December 31,
(in millions)	2019	2018
Land, buildings and improvements	$339	$326
Machinery and equipment	861	819
Equipment held for lease or rental	256	249
Furniture and fixtures	118	109
Construction work in progress	104	107
Other	24	22
Total property, plant and equipment, gross	1,702	1,632
Less accumulated depreciation	1,044	976
Total property, plant and equipment, net	$658	$656

Depreciation expense was $117 million, $117 million, and $109 million for 2019, 2018, and 2017, respectively.
Note 11. Leases
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
We did not identify any events or conditions during the twelve month period ended December 31, 2019 to indicate that a reassessment or re-measurement of our existing leases was required. There also were no impairment indicators identified during the twelve month period ended December 31, 2019 that required an impairment test for the Company’s ROU assets.
Our current lease liabilities of $61 million are included in "Accrued and other current liabilities" and our non-current lease liabilities of $185 million are included in "Other non-current accrued liabilities" as of December 31, 2019. Our ROU asset balances are included in "Other non-current assets". The net balance of our ROU assets as of December 31, 2019 was $241 million. These balances include an immaterial amount related to finance leases.
The components of our lease cost were as follows:

Year Ended
(in millions)	December 31, 2019
Lease cost
Operating lease cost	$76
Short-term lease cost	9
Variable lease cost	19
Total lease cost	$104

The supplemental cash flow information related to leases are as follows:

Year Ended
(in millions)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$73

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$33
Information relating to the lease term and discount rate are as follows:

Year Ended
December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	6 Years

Weighted-average discount rate
Operating leases	2.7%

As of December 31, 2019, the maturities of operating lease liabilities were as follows:

(in millions)
2020	$65
2021	50
2022	37
2023	29
2024	21
Thereafter	62
Total lease payments	264
Less: Imputed interest	(21)
Total	$243

Disclosures related to periods prior to adoption of the New Lease Standard as reported and provided in our 2018 Annual Report.
We lease certain offices, manufacturing buildings, machinery, computers and other equipment. We often pay maintenance, insurance and tax expense related to leased assets. Total rent expense for the two years ended December 31, 2018 was as follows:

(in millions)	Total
2018	81
2017	70

As of December 31, 2018, we were obligated to make minimum future rental payments under operating leases as follows:

(in millions)
2019	$76
2020	61
2021	43
2022	33
2023	22
Thereafter	64
Total lease payments	299

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
Total revenue from lease arrangements was $247 million for the twelve month period ended December 31, 2019. Our gross assets available for rent and related accumulated amortization were $256 million and $166 million, respectively, as of December 31, 2019. Depreciation expense for these assets were $28 million for the twelve month period ended December 31, 2019.
Note 12. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment during the years ended December 31, 2019 and 2018 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Balance as of December 31, 2017	$667	$526	$1,575	$2,768
Activity in 2018
Divested/acquired	—	—	279	279
Foreign currency and other	(14)	(10)	(47)	(71)
Balance as of December 31, 2018	$653	$516	$1,807	$2,976
Activity in 2019
Acquired	—	—	19	19
Impairment	—	—	(148)	(148)
Foreign currency and other	(2)	(3)	(3)	(8)
Balance as of December 31, 2019	$651	$513	$1,675	$2,839

During the third quarter of 2019, the Company recorded a goodwill impairment charge of $148 million related to the Advanced Infrastructure Analytics (“AIA”) goodwill reporting unit. The impairment resulted from a downward revision of forecasted future cash flows. Factors that contributed to the revised forecast in the third quarter include lower than expected results as compared to prior forecasts, largely as a result of slower-than-expected conversion of pipeline opportunities to revenue. Additionally, we have continued to invest in the AIA platform ahead of the adoption curve, which has also impacted the near-term profitability of the business. These factors drove the decrease in forecasted cash flows, and as such, the calculated fair value of the AIA reporting unit below its carrying value as of the July 1, 2019.

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
During the fourth quarter of 2019, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were in excess of each of their carrying values. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
Other Intangible Assets
Information regarding our other intangible assets is as follows:

(in millions)	December 31, 2019			December 31, 2018
	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$945	$(352)	$593	$951	$(286)	$665
Proprietary technology and patents	204	(111)	93	198	(93)	105
Trademarks	148	(52)	96	148	(41)	107
Software	428	(206)	222	355	(164)	191
Other	20	(16)	4	24	(19)	5
Indefinite-lived intangibles	166	—	166	159	—	159
Other intangibles	$1,911	$(737)	$1,174	$1,835	$(603)	$1,232

We determined that no impairment of the indefinite-lived intangibles existed as of the measurement date of our impairment assessment in 2019 or 2018. Future impairment tests could result in a charge to earnings. We will continue to evaluate the indefinite-lived intangible assets on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
Customer and distributor relationships, proprietary technology and patents, trademarks, software and other are amortized over weighted average lives of approximately 14 years, 14 years, 13 years, 6 years and 3 years, respectively.
Total amortization expense for intangible assets was $140 million, $144 million, and $125 million for 2019, 2018 and 2017, respectively.
Estimated amortization expense for each of the five succeeding years is as follows:

(in millions)
2020	$136
2021	124
2022	115
2023	108
2024	99

During the third quarter of 2019, the Company also assessed whether the carrying amounts of the AIA reporting unit’s long-lived assets may not be recoverable based on the revised forecasted cash flows, and therefore impaired. Our assessment resulted in an impairment charge of $7 million, primarily related to customer relationships, proprietary technology, software and property, plant and equipment. The charge was calculated using an income approach, which is considered a Level 3 input for fair value measurement, and is reflected in “Restructuring and asset impairment charges” in our Consolidated Income Statements.

During the first quarter of 2019, we determined that the intended use of a finite lived customer relationship within the test application of our Measurement & Control Solutions segment had changed. Accordingly we recorded a $3 million impairment charge. The charge was also calculated using the income approach and is reflected in “Restructuring and asset impairment charges” in our Consolidated Income Statements.
Note 13. Derivative Financial Instruments
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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty, and Australian Dollar. We had foreign exchange contracts with purchase notional amounts totaling $0 million and $506 million as of December 31, 2019 and 2018, respectively. As of December 31, 2018, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, purchase Polish Zloty and sell Euro, purchase U.S. Dollar and sell Canadian Dollar and to sell Canadian Dollar and purchase Euro. The purchase notional amounts associated with these currency derivatives were $191 million, $168 million, $52 million, $37 million, $29 million and $22 million, respectively. We entered into new foreign exchange contracts as of the first quarter of 2020.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross Currency Swaps
Beginning in 2015, we entered into cross currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019 we entered into additional cross currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $714 million and $426 million as of December 31, 2019 and 2018, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $554 million and $566 million as of December 31, 2019 and 2018, respectively, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.

The table below presents the effect of our derivative financial instruments on the Consolidated Income Statements and Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
(in millions)	2019	2018	2017
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) gain recognized in OCI (a)	$(14)	$(8)	$9
Amount of loss (gain) reclassified from OCI into revenue (a)	7	—	(6)
Amount of loss reclassified from OCI into cost of revenue (a)	5	4	1

Derivatives in Net Investment Hedges
Cross Currency Swaps
Amount of gain (loss) recognized in OCI (a)	$22	$22	$(53)
Amount income recognized in Interest Expense	16	2	—
Foreign Currency Denominated Debt
Amount of gain (loss) recognized in OCI (a)	$13	$27	$(74)

(a)	Effective portion
As of December 31, 2019, $3 million of the net losses on cash flow hedges is expected to be reclassified into earnings in the next 12 months.
As of December 31, 2019, no gains or losses on the net investment hedges are expected to be reclassified into earnings over the next 12 months.
The ineffective portion of the change in fair value of a cash flow hedge was not material for 2019, 2018, and 2017.
The net investment hedges did not experience any ineffectiveness in 2019, 2018 and 2017.

The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.

The fair values of our derivative contracts currently included in our hedging program were as follows:

	December 31,
(in millions)	2019	2018
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Other current assets	$—	$3
Net Investment Hedges
Other non-current assets	4	—
Liabilities
Cash Flow Hedges
Other current liabilities	—	(1)
Net Investment Hedges
Other non-current liabilities	(24)	(46)

The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $591 million and $599 million as of December 31, 2019 and 2018, respectively.

Note 14. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

	December 31,
(in millions)	2019	2018
Compensation and other employee-benefits	$199	$194
Customer-related liabilities	153	129
Accrued warranty costs	36	44
Lease liabilities	61	—
Accrued taxes	79	85
Other accrued liabilities	100	94
Total accrued and other current liabilities	$628	$546

Note 15. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

	December 31,
(in millions)	2019	2018
4.875% Senior Notes due 2021 (a)	$600	$600
2.250% Senior Notes due 2023 (a)	557	570
3.250% Senior Notes due 2026 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Commercial paper	276	—
Term loan	—	257
Debt issuance costs and unamortized discount (b)	(17)	(19)
Total debt	2,316	2,308
Less: short-term borrowings and current maturities of long-term debt	276	257
Total long-term debt	$2,040	$2,051

(a)
The fair value of our Senior Notes (as defined below) was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2021 (as defined below) was $629 million and $620 million as of December 31, 2019 and 2018, respectively. The fair value of our Senior Notes due 2023 (as defined below) was $591 million and $599 million as of December 31, 2019 and 2018, respectively. The fair value of our Senior Notes due 2026 (as defined below) was $518 million and $476 million as of December 31, 2019 and 2018, respectively. The fair value of our Senior Notes due 2046 (as defined below) was $431 million and $397 million as of December 31, 2019 and 2018, respectively.

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
Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year beginning on May 1, 2017. As of December 31, 2019, we were in compliance with all covenants for the Senior Notes.
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

Interest on all loans under the 2019 Credit Facility is payable either quarterly or at the expiration of any LIBOR or EURIBOR interest period applicable thereto. Borrowings accrue interest at a rate equal to, at Xylem's election, a base rate or an adjusted LIBOR or EURIBOR rate plus an applicable margin. The 2019 Credit Facility includes customary provisions for implementation of replacement rates for LIBOR-based and EURIBOR-based loans. The 2019 Credit Facility also includes a pricing grid that determines the applicable margin based on Xylem's credit rating, with a further adjustment depending on Xylem's annual Sustainalytics Environmental, Social and Governance score. Xylem will also pay quarterly fees to each lender for such lender’s commitment to lend accruing on such commitment at a rate based on our credit rating, whether such commitment is used or unused, as well as a quarterly letter of credit fee accruing on the letter of credit exposure of such lender during the preceding quarter at a rate based on the credit rating of Xylem (as adjusted for the Sustainalytics Environmental, Social and Governance score).
The 2019 Credit Facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio, which will be based on the last four fiscal quarters, and in addition a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2019 Credit Facility also contains customary events of default.  Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2019 Credit Facility, subject to certain requirements and conditions set forth in the 2019 Credit Facility.  As of December 31, 2019, the 2019 Credit Facility was undrawn and we are in compliance with all covenants.
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $800 million inclusive of the 2019 Credit Facility. As of December 31, 2019 and 2018, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in in future periods.
Euro Commercial Paper Program
On June 3, 2019 Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $557 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the agreement. As of December 31, 2019, $276 million of the Company's Euro commercial paper program was outstanding at a weighted average interest rate of (0.22)%. We have the ability to continue borrowing under this program going forward in future periods.
Term Loan Facility
On January 26, 2018, the Company’s subsidiary, Xylem Europe GmbH (the “borrower”) entered into a 12-month €225 million (approximately $251 million) term loan facility (the “Term Facility”) at an interest rate of 0.45% in which the terms are set forth in a term loan agreement, among the borrower, the Company, as parent guarantor and ING Bank. The Company has entered into a parent guarantee in favor of ING Bank also dated January 26, 2018 to secure all present and future obligations of the borrower under the Term Loan Agreement. The Term Facility was used to partially fund the acquisition of Pure Technologies Ltd in 2018 and the maturity date has since been extended through February 2020. As of December 31, 2019 and December 31, 2018, $0 million and $257 million were outstanding under the Term Facility, respectively.
Note 16. Postretirement Benefit Plans
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

(in millions)	Defined Contribution
2019	$49
2018	39
2017	38

The Xylem Stock Fund, an investment option under the defined contribution plan in which Company employees participate is considered an Employee Stock Ownership Plan. As a result, participants in the Xylem Stock Fund may receive dividends in cash or may reinvest such dividends into the Xylem Stock Fund. Company employees held approximately 302 thousand and 328 thousand shares of Xylem Inc. common stock in the Xylem Stock Fund at December 31, 2019 and 2018, respectively.
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
During 2019 and 2018, we made several amendments to plans that had no material impact to the Company's financial statements.

Amounts recognized in the Consolidated Balance Sheets for pension and other employee-related benefit plans (collectively, postretirement plans) reflect the funded status of the postretirement benefit plans. The following table provides a summary of the funded status of our postretirement plans, the presentation of such balances and a summary of amounts recorded within accumulated other comprehensive income:

(in millions)	December 31, 2019			December 31, 2018
	Pension	Other	Total	Pension	Other	Total
Fair value of plan assets	$605	$—	$605	$567	$—	$567
Projected benefit obligation	(959)	(49)	(1,008)	(862)	(52)	(914)
Funded status	$(354)	$(49)	$(403)	$(295)	$(52)	$(347)
Amounts recognized in the balance sheet
Other non-current assets	$58	$—	$58	$68	$—	$68
Accrued and other current liabilities	(13)	(3)	(16)	(12)	(3)	(15)
Accrued postretirement benefits	(399)	(46)	(445)	(351)	(49)	(400)
Net amount recognized	$(354)	$(49)	$(403)	$(295)	$(52)	$(347)
Accumulated other comprehensive income (loss):
Net actuarial losses	$(330)	$(19)	$(349)	$(260)	$(24)	$(284)
Prior service credit	(3)	7	4	(4)	12	8
Total	$(333)	$(12)	$(345)	$(264)	$(12)	$(276)

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
The net actuarial loss included in accumulated other comprehensive income at the end of 2019 and expected to be recognized in net periodic benefit cost during 2020 is $18 million ($14 million, net of tax). The prior service credit included in accumulated other comprehensive income to be recognized in 2020 is $3 million ($2 million, net of tax).
The Company has initiated the process for a full buy-out of its largest defined benefit plan in the UK. In order to prepare for a buy-out, the plan's assets were converted to cash, cash equivalents or other highly liquid assets as of the third quarter 2019. In addition, the Company completed an enhanced transfer value ("ETV") exercise for the deferred vested participants of the plan. The ETV offered the participants an enhanced lump sum to transfer their full pension rights out of the plan. Lump sum payments of $21 million were paid out of the plan assets, and the Company recorded a settlement charge of $8 million during the third quarter. Prior to the settlement accounting, the plan was re-measured as of July 31, 2019, resulting in an increase in the plan's projected benefit obligation of $37 million, an increase in plan assets of $26 million and an increase to losses in accumulated other comprehensive income of $11 million. The assumptions used to re-measure the plan were developed in the same manner as at December 31, 2018. However, due to the recent change in the investment assets, the expected rate of return on assets for this plan was changed from 7.25% to 0.70%. The discount rate used in the re-measurement was 2.00%, down from 3.00% at December 31, 2018. The Company recorded incremental net periodic benefit cost of $3 million in the third quarter and $5 million in the fourth quarter as a result of the re-measurement and the investment change.

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit domestic and international pension plans were:

	Domestic Plans		International Plans
	December 31,		December 31,
(in millions)	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$99	$107	$763	$843
Service cost	3	3	9	9
Interest cost	4	4	19	19
Benefits paid	(7)	(5)	(28)	(36)
Actuarial loss (gain)	15	(10)	104	(20)
Plan amendments, settlements and curtailments	—	—	(23)	3
Foreign currency translation/other	(1)	—	2	(55)
Benefit obligation at end of year	$113	$99	$846	$763
Change in plan assets:
Fair value of plan assets at beginning of year	$97	84	$470	$544
Employer contributions	—	22	16	16
Actual return on plan assets	17	(4)	52	(20)
Benefits paid	(7)	(5)	(28)	(36)
Plan amendments, settlements and curtailments	—	—	(23)	—
Foreign currency translation/other	(2)	—	13	(34)
Fair value of plan assets at end of year	$105	$97	$500	$470
Unfunded status of the plans	$(8)	$(2)	$(346)	$(293)

The following table provides a rollforward of the projected benefit obligation for the other postretirement employee benefit plans:

(in millions)	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$52	$55
Service cost	—	—
Interest cost	2	2
Benefits paid	(3)	(3)
Actuarial gain/(loss)	(2)	1
Plan Amendment and other	—	(3)
Benefit obligation at the end of year	$49	$52

The accumulated benefit obligation (“ABO”) for all the defined benefit pension plans was $919 million and $829 million at December 31, 2019 and 2018, respectively.
For defined benefit pension plans in which the ABO was in excess of the fair value of the plans’ assets, the projected benefit obligation, ABO and fair value of the plans’ assets were as follows:

	December 31,
(in millions)	2019	2018
Projected benefit obligation	$562	$500
Accumulated benefit obligation	526	470
Fair value of plan assets	150	137

The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Domestic defined benefit pension plans:
Service cost	$3	$3	$3
Interest cost	4	4	4
Expected return on plan assets	(8)	(7)	(6)
Amortization of net actuarial loss	1	2	2
Net periodic benefit cost	$—	$2	$3
International defined benefit pension plans:
Service cost	$9	$9	$12
Interest cost	19	19	21
Expected return on plan assets	(27)	(35)	(34)
Amortization of net actuarial loss	9	9	9
Settlement	9	1	1
Net periodic benefit cost	$19	$3	$9
Total net periodic benefit cost	$19	$5	$12

The components of net periodic benefit cost other than the service cost component are included in the line item "other non-operating income (expense), net" in the Consolidated Income Statements.
Other changes in plan assets and benefit obligations recognized in other comprehensive loss, as they pertain to our defined benefit pension plans are as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Domestic defined benefit pension plans:
Net (gain) loss	$6	$1	$1
Prior service cost	—	—	1
Amortization of net actuarial loss	(1)	(2)	(2)
(Gains) losses recognized in other comprehensive loss	$5	$(1)	$—
International defined benefit pension plans:
Net (gain) loss	$79	$35	$23
Prior service credit	—	3	1
Amortization of net actuarial loss	(9)	(9)	(9)
Settlement	(9)	(1)	(1)
Foreign Exchange	3	(15)	19
(Gains) losses recognized in other comprehensive loss	$64	$13	$33
Total (gains) losses recognized in other comprehensive loss	$69	$12	$33
Total (gains) losses recognized in comprehensive income	$88	$17	$45

The components of net periodic benefit cost for other postretirement employee benefit plans are as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Service cost	$—	$—	$1
Interest cost	2	2	2
Amortization of prior service credit	(4)	(4)	(3)
Amortization of net actuarial loss	2	2	2
Net periodic benefit cost	$—	$—	$2

Other changes in benefit obligations recognized in other comprehensive loss, as they pertain to other postretirement employee benefit plans are as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Net loss (gain)	$(2)	$1	$(5)
Prior service credit	—	(3)	(3)
Amortization of prior service credit	4	4	3
Amortization of net actuarial loss	(2)	(2)	(2)
Foreign Exchange/Other	—	—	(1)
Losses (gains) recognized in other comprehensive loss	$—	$—	$(8)
Total losses (gains) recognized in comprehensive income	$—	$—	$(6)

Assumptions
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our pension plans.

	2019		2018		2017
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Benefit Obligation Assumptions
Discount rate	3.25%	1.80%	4.50%	2.60%	3.75%	2.43%
Rate of future compensation increase	NM	2.94%	NM	2.92%	NM	2.93%
Net Periodic Benefit Cost Assumptions
Discount rate	4.50%	2.60%	3.75%	2.43%	4.25%	2.63%
Expected long-term return on plan assets	7.75%	6.96%	8.00%	7.23%	8.00%	7.20%
Rate of future compensation increase	NM	2.92%	NM	2.93%	NM	2.76%

NM	Not meaningful. The pension benefits for future service for all the U.S. pension plans are based on years of service and not impacted by future compensation increases.
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
Our expected return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, we analyze the plans’ actual historical annual return on assets, net of fees, over the past 15, 20 and 25 years; estimate future returns based on independent estimates of asset class returns; and evaluate historical broad market returns over long-term timeframes based on our asset allocation range. For the U.S. Master Trust which has only existed since 2011, historical returns were estimated using a constructed portfolio that reflects the Company’s strategic asset allocation and the historical compound geometric returns of each asset class for the longest time period available. Based on this approach, the weighted average expected long-term rate of return for all of our plan assets to be used in determining net periodic benefit costs for 2020 is estimated at 3.46%.

The table below provides the weighted average actual rate of return generated on all of our plan assets during each of the years presented as compared to the weighted average expected long-term rates of return utilized in calculating the net periodic benefit costs.

	2019	2018	2017
Expected long-term rate of return on plan assets	7.09%	7.34%	7.30%
Actual rate of return (loss) on plan assets	12.59%	(3.85)%	5.70%

The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 6.53% for 2020, decreasing ratably to 4.50% in 2028. An increase or decrease in the health care trend rates by one percent per year would impact the aggregate annual service and interest components by less than $1 million, and impact the benefit obligation by approximately $3 million.
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
During 2019 the Company updated its investment policy for the Xylem UK Pension Plan (the "UK Plan"), its largest defined benefit plan in the UK, to prepare for a full buy-out. As of the third quarter, the UK Plan's assets were converted to cash, cash equivalents or other highly liquid assets. At December 31, 2019, the assets of the UK Plan were held in cash or cash equivalents, hedging instruments and government bonds for $272 million, $35 million and $11 million, respectively.
The following table provides the actual asset allocations of plan assets as of December 31, 2019 and 2018, and the related asset target allocation ranges by asset category.

	2019	2018	Target Allocation Ranges
Equity securities	18.6%	29.7%	15-60%
Fixed income	31.7%	24.5%	10-50%
Hedge funds	2.0%	11.8%	0-40%
Private equity	—%	1.1%	0-30%
Cash, insurance contracts and other	47.7%	32.9%	0-60%

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

•
Hedge funds — Hedge funds are pooled funds that employ a range of investment strategies including equity and fixed income, credit driven, macro and multi-oriented strategies. The valuation of limited partnership interests in hedge funds may require significant management judgment. Generally, hedge funds are valued using the NAV reported by the asset manager, and are adjusted when it is determined that NAV is not representative of fair value. In making such an assessment, a variety of factors is reviewed, including, but not limited to, the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager. All of the hedge funds held have lockups and/or gates. Hedge funds have unfunded commitments of $0 million and $0 million at December 31, 2019 and 2018, respectively.

•
Private equity — Private equity includes a diversified range of strategies, including buyout funds, distressed funds, venture and growth equity funds and mezzanine funds with long-term commitments, and redemptions beginning no earlier than 2019. The valuation of limited partnership interests in private equity funds may require significant management judgment. Generally, private equity is valued using the NAV reported by the asset manager, and is adjusted when it is determined that NAV is not representative of fair value. In making such an assessment, a variety of factors is reviewed, including, but not limited to, the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager. Private equity is not liquid and has unfunded commitments of $0 million and $3 million at December 31, 2019 and 2018, respectively.

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

The following table provides the fair value of plan assets held by our pension benefit plans by asset class:

	2019					2018
(in millions)	Level 1	Level 2	Level 3	NAV Practical Expedient	Total	Level 1	Level 2	Level 3	NAV Practical Expedient	Total
Equity securities
Global stock funds/securities	$90	$—	$—	$13	$103	$88	$—	$—	$29	$117
Index funds	—	—	—	—	—	—	—	—	1	1
Diversified Growth and Income Funds	—	—	—	9	9	—	—	—	51	51
Fixed income
Corporate bonds	86	—	—	5	91	34	—	—	25	59
Government bonds	35	—	—	27	62	31	—	—	20	51
Hedging Instruments	4	35	—	—	39	5	22	—	—	27
Diversified Growth and Income Funds	—	—	—	—	—	—	—	—	2	2
Hedge funds	—	—	—	12	12	—	—	—	67	67
Private equity	—	—	—	—	—	—	—	—	6	6
Insurance contracts and other		—	13	3	16	104	—	12	70	186
Cash & Cash Equivalents	273	—	—	—	273	—	—	—	—	—
Total plan assets subject to leveling	$488	$35	$13	$69	$605	$262	$22	$12	$271	$567

The following table presents a reconciliation of the beginning and ending balances of fair value measurement within our pension plans using significant unobservable inputs (Level 3):

(in millions)	Insurance Contracts and Other
Balance, December 31, 2017	$17
Purchases, sales, settlements	(5)
Currency impact	—
Balance, December 31, 2018	$12
Purchases, sales, settlements	1
Currency impact	—
Balance, December 31, 2019	$13

Contributions and Estimated Future Benefit Payments
Funding requirements under governmental regulations are a major consideration in making contributions to our postretirement plans. We made contributions of $19 million and $41 million to our pension and postretirement defined benefit plans during 2019 and 2018, respectively. A discretionary contribution was made to the U.S. Plan in the third quarter of 2018 for $19 million to increase the funding ratio and reduce regulatory fees. We currently anticipate making contributions to our pension and postretirement defined benefit plans in the range of $15 million to $25 million during 2020, of which approximately $5 million is expected to be made in the first quarter.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

(in millions)	Pension	Other Benefits
2020	$37	$3
2021	36	3
2022	37	3
2023	38	3
2024	39	3
Years 2025 - 2029	208	16

Note 17. Stock-Based Compensation Plans
Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. In addition, members of our Board of Directors participate in our stock-based compensation program in connection with their service on our board. Share-based awards issued to employees include non-qualified stock options, restricted stock unit awards and performance share unit awards. Under the 2011 Omnibus Incentive Plan, the number of shares initially available for awards was 18 million. As of December 31, 2019, there were approximately 6 million shares of common stock available for future grants.
Total share-based compensation costs recognized for 2019, 2018 and 2017 were $29 million, $30 million, and $21 million, respectively. The unamortized compensation expense at December 31, 2019 related to our stock options, restricted share units and performance share units was $6 million, $22 million and $10 million, respectively, and is expected to be recognized over a weighted average period of 1.8, 1.8 and 1.3 years, respectively.
The amount of cash received from the exercise of stock options was $13 million for 2019 with a tax benefit of $13 million realized associated with stock option exercises and vesting of restricted stock units. We classify as an operating activity the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock unit vestings.
Stock Option Grants
Options are awarded with a contractual term of ten years and generally vest over a three-year period and are exercisable within the contractual term, except in certain instances of death, retirement or disability. The exercise price per share is the fair market value of the underlying common stock on the date each option is granted. At December 31, 2019, there were options to purchase an aggregate of 2.0 million shares of common stock. The following is a summary of the changes in outstanding stock options for 2019:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2019	2,125	$43.08	6.5
Granted	334	$74.08
Exercised	(348)	$35.56
Forfeited and expired	(71)	$67.97
Outstanding at December 31, 2019	2,040	$48.56	6.3	$62
Options exercisable at December 31, 2019	1,432	$39.83	5.3	$56
Vested and non-vested expected to vest as of December 31, 2019	1,996	$48.00	6.2	$61

The amount of non-vested options outstanding was 0.6 million, 0.7 million and 0.9 million at a weighted average fair value of $69.30, $58.00 and $42.84 as of December 31, 2019, 2018 and 2017, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2019, 2018 and 2017 was $15 million, $9 million and $14 million, respectively.

The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions used for 2019, 2018, and 2017:

	2019	2018	2017
Dividend yield	1.30%	1.12%	1.49%
Volatility	24.10%	23.41%	25.39%
Risk-free interest rate	2.55%	2.76%	2.07%
Expected term (in years)	5.4	5.1	5.1
Weighted-average fair value per option	$17.04	$17.80	$10.66

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
Restricted Stock Unit Grants
Restricted shares granted to employees in 2019, 2018 and 2017 vest over a three-year period. Restricted shares granted to employees prior to 2017 generally become fully vested upon the third anniversary of the date of grant. Prior to the time a restricted share becomes fully vested, the awardees cannot transfer, pledge, hypothecate or encumber such shares. Prior to the time a restricted share is fully vested, the awardees do not have certain rights of a stockholder, such as the right to vote and receive dividends; however, dividends accrue during the vesting period and are paid upon vesting. If an employee leaves prior to vesting, whether through resignation or termination for cause, the restricted stock unit and related accrued dividends are forfeited. If an employee retires, a pro rata portion of the restricted stock unit may vest in accordance with the terms of the grant agreements. Restricted stock units granted to Board members become fully vested upon the day prior to the next annual meeting. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant.
Our restricted stock units activity was as follows for 2019:

	Share Units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2019	537	$59.41
Granted	287	74.36
Vested	(257)	55.09
Forfeited	(55)	67.80
Outstanding at December 31, 2019	512	68.95

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
ROIC Performance Share Unit Grants
The fair value of the ROIC performance share unit awards is determined using the closing price of our common stock on date of grant.

Our ROIC performance share unit activity was as follows for 2019:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2019	274	$52.11
Granted	77	74.07
Adjustment for Performance Condition Achieved (a)	74	37.86
Vested	(174)	37.86
Forfeited	(26)	63.89
Outstanding at December 31, 2019	225	64.51

(a) Represents an increase in the number of original ROIC performance share units awarded based on the final performance criteria achievement at the end of the performance period of such awards.
TSR Performance Share Unit Grants
The following is a summary of our TSR performance share unit grants for 2019:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2019	274	$61.04
Granted	77	89.62
Adjustment for Performance Condition Achieved (a)	74	37.86
Vested	(174)	37.86
Forfeited	(26)	63.89
Outstanding at December 31, 2019	225	75.80

(a) Represents an increase in the number of original TSR performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.
The fair value of TSR performance share units were calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The following are weighted-average key assumptions for 2019 grants.

Volatility	20.90%
Risk-free interest rate	2.52%

Note 18. Capital Stock

The Company has the authority to issue an aggregate of 750 million shares of common stock having a par value of $0.01 per share. The stockholders of Xylem common stock are entitled to receive dividends as declared by the Xylem Board of Directors. Dividends declared were $0.96, $0.84 and $0.72 during 2019, 2018 and 2017, respectively.

The changes in shares of common stock outstanding for the three years ended December 31 are as follows:

(share units in thousands)	2019	2018	2017
Beginning Balance, January 1	179,724	179,862	179,367
Stock incentive plan net activity	952	672	985
Repurchase of common stock	(536)	(810)	(490)
Ending Balance, December 31	180,140	179,724	179,862

For the years ended December 31, 2019 and December 31, 2018 the Company repurchased 0.5 million shares of common stock for $40 million and repurchased 0.8 million shares of common stock for $59 million, respectively. Repurchases include both share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee income tax withholding obligations due as a result of the vesting of restricted stock units. The detail of repurchases by each program are as follows:

On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. For the year ended December 31, 2019 we repurchased 0.3 million shares for $25 million. For the year ended December 31, 2018 we repurchased 0.7 million shares for $50 million. There are up to $338 million in shares that may still be purchased under this plan as of December 31, 2019.

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
Aside from the aforementioned repurchase programs, we repurchased 0.2 million and 0.1 million shares for $15 million and $9 million during 2019 and 2018, respectively, in relation to settlement of employee income tax withholding obligations due as a result of the vesting of restricted stock units. These repurchases are included in the stock incentive plan net activity in the above table.

Note 19. Accumulated Other Comprehensive Loss

The following table provides the components of accumulated other comprehensive loss for 2019, 2018 and 2017:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2017	$(140)	$(177)	$(1)	$(318)
Foreign currency translation adjustment	79			79
Income tax impact on foreign currency translation adjustment	46			46
Changes in postretirement benefit plans		(18)		(18)
Income tax expense on changes in postretirement benefit plans		7		7
Foreign currency translation adjustment for postretirement benefit plans		(18)		(18)
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net		11		11
Income tax impact on amortization of postretirement benefit plan items		(3)		(3)
Unrealized loss on derivative hedge agreements			9	9
Reclassification of unrealized (gain) loss on foreign exchange agreements into revenue			(6)	(6)
Reclassification of unrealized (gain) loss on foreign exchange agreements into cost of revenue	—		1	1
Balance at December 31, 2017	$(15)	$(198)	$3	$(210)

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Cumulative effect of change in accounting principle	(11)	(6)		(17)
Foreign currency translation adjustment	(83)			(83)
Income tax impact on foreign currency translation adjustment	(12)			(12)
Changes in postretirement benefit plans		(36)		(36)
Foreign currency translation adjustment for postretirement benefit plans		15		15
Income tax expense on changes in postretirement benefit plans		5		5
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net		9		9
Income tax impact on amortization of postretirement benefit plan items		(3)		(3)
Unrealized loss on derivative hedge agreements			(8)	(8)
Reclassification of unrealized (gain) loss on foreign exchange agreements into cost of revenue			4	4
Balance at December 31, 2018	$(121)	$(214)	$(1)	$(336)
Foreign currency translation adjustment	27			27
Income tax impact on foreign currency translation adjustment	(9)	—		(9)
Changes in postretirement benefit plans		(83)		(83)
Settlement charge released into other non-operating income (expense), net		9		9
Foreign currency translation adjustment for postretirement benefit plans		(3)		(3)
Income tax expense on changes in postretirement benefit plans, including settlement		16		16
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net		8		8
Income tax impact on amortization of postretirement benefit plan items		(2)		(2)
Unrealized loss on derivative hedge agreements			(14)	(14)
Reclassification of unrealized loss on foreign exchange agreements into revenue			7	7
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue			5	5
Balance at December 31, 2019	$(103)	$(269)	$(3)	$(375)
Note 20. Commitments and Contingencies
Legal Proceedings
From time to time we are involved in legal and regulatory proceedings that are incidental to the operation of our businesses (or the business operations of previously-owned entities). These proceedings may seek remedies relating to environmental matters, tax, intellectual property matters, acquisitions or divestitures, product liability and personal injury claims, privacy, employment, labor and pension matters, government contract issues and commercial or contractual disputes.

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
See Note 7 "Income Taxes" of our Consolidated Financial Statements for a description of a pending tax litigation matter.
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
We have estimated and accrued $5 million and $7 million as of December 31, 2019 and 2018, respectively, for these general legal matters.
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
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of December 31, 2019 and December 31, 2018, the amount of surety bonds, bank guarantees, stand-by letters of credit, and insurance letters of credit was $340 million and $275 million, respectively.
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

Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $3 million and $4 million as of December 31, 2019 and 2018, respectively, for environmental matters.
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
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. Warranty expense was $25 million, $20 million, and $28 million for 2019, 2018 and 2017, respectively. The table below provides changes in the combined current and non-current product warranty accruals over each period.

(in millions)	2019	2018	2017
Warranty accrual – January 1	$60	$82	$99
Net charges for product warranties in the period	25	20	28
Settlement of warranty claims	(42)	(42)	(48)
Foreign currency and other	(2)	—	3
Warranty accrual – December 31	$41	$60	$82

Note 21. Related Party Transactions
Sales to and purchases from unconsolidated entities for 2019, 2018 and 2017 are as follows:

(in millions)	2019	2018	2017
Sales to unconsolidated affiliates	$10	$10	$12
Purchases from unconsolidated affiliates	22	22	17

Note 22. Segment and Geographic Data
Our business has three reportable segments: Water Infrastructure, Applied Water and Measurement & Control Solutions. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. The Water Infrastructure segment focuses on the transportation and treatment of water, offering a range of products including water, wastewater and storm water pumps, treatment equipment, and controls and systems. The Applied Water segment serves many of the primary uses of water and focuses on the residential, commercial and industrial markets. The Applied Water segment's major products include pumps, valves, heat exchangers, controls and dispensing equipment. The Measurement & Control Solutions segment focuses on developing advanced technology solutions that enable intelligent use and conservation of critical water and energy resources as well as analytical instrumentation used in the testing of water. The Measurement & Control Solutions segment's major products include smart metering, networked communications, measurement and control technologies, critical infrastructure technologies, software and services including cloud-based analytics, remote monitoring and data management, leak detection and pressure monitoring solutions and testing equipment.
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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1, "Summary of Significant Accounting Policies"). The following tables contain financial information for each reportable segment:

	Year Ended December 31,
(in millions)	2019	2018	2017
Revenue:
Water Infrastructure	$2,177	$2,176	$2,004
Applied Water	1,541	1,534	1,421
Measurement & Control Solutions	1,531	1,497	1,282
Total	$5,249	$5,207	$4,707
Operating income:
Water Infrastructure	$365	$359	$312
Applied Water	241	236	194
Measurement & Control Solutions	(67)	118	110
Corporate and other	(53)	(59)	(64)
Total operating income	486	654	552
Interest expense	67	82	82
Other non-operating (expense) income, net	(4)	13	6
Gain (loss) on sale of businesses	1	—	(10)
Income before taxes	$416	$585	$466
Depreciation and amortization:
Water Infrastructure	$61	$66	$64
Applied Water	24	22	23
Measurement & Control Solutions	144	144	122
Regional selling locations (a)	18	20	17
Corporate and other	10	9	8
Total	$257	$261	$234
Capital expenditures:
Water Infrastructure	$79	$84	$58
Applied Water	19	28	20
Measurement & Control Solutions	100	101	69
Regional selling locations (b)	19	16	18
Corporate and other	9	8	5
Total	$226	$237	$170

(a)
Depreciation and amortization expense incurred by the Regional selling locations was included in an overall allocation of Regional selling location costs to the segments; however, a certain portion of that expense was not specifically identified to a segment. That expense is captured in this Regional selling location line.

(b)	Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.
The following table illustrates revenue by product category, net of intercompany revenue:

	Year Ended December 31,
(in millions)	2019	2018	2017
Pumps, accessories, parts and service	$3,324	$3,322	$2,998
Other (a)	1,925	1,885	1,709
Total	$5,249	$5,207	$4,707

(a)	Other includes treatment equipment, analytical instrumentation, heat exchangers, valves, controls and smart meters.

The following table contains the total assets for each reportable segment as of December 31, 2019, 2018 and 2017:

	Total Assets
(in millions)	2019	2018	2017
Water Infrastructure	$1,268	$1,233	$1,232
Applied Water	1,016	1,051	1,002
Measurement & Control Solutions	3,497	3,576	3,198
Regional selling locations (a)	1,375	1,181	1,119
Corporate and other (b)	554	181	309
Total	$7,710	$7,222	$6,860

(a)	The Regional selling locations have assets that consist primarily of cash, accounts receivable and inventory which are not allocated to the segments.

(b)	Corporate and other consists of items pertaining to our corporate headquarters function, which principally consist of cash, deferred tax assets, pension assets and certain plant and equipment.
Geographical Information
Revenue is attributed to countries based upon the location of the customer. Property, Plant & Equipment is attributed to countries based upon the location of the assets:

	Revenue
	Year Ended December 31,
(in millions)	2019	2018	2017
United States	$2,554	$2,424	$2,161
Europe	1,380	1,449	1,335
Asia Pacific	659	660	611
Other	656	674	600
Total	$5,249	$5,207	$4,707

	Property, Plant & Equipment
	December 31,
(in millions)	2019	2018	2017
United States	$274	$281	$258
Europe	249	250	259
Asia Pacific	67	66	85
Other	68	59	41
Total	$658	$656	$643

Note 23. Valuation and Qualifying Accounts
The table below provides changes in the allowance for doubtful accounts over each period:

(in millions)	2019	2018	2017
Balance at beginning of year	$25	$25	$21
Additions charged to expense	3	5	5
Deductions/other	(3)	(5)	(1)
Balance at end of year	$25	$25	$25

Note 24. Quarterly Financial Data (Unaudited)

Our quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the fourth quarter which ends on December 31.

	2019 Quarter Ended
(in millions, except per share amounts)	Dec. 31	Sept. 30	June 30	Mar. 31
Revenue	$1,371	$1,296	$1,345	$1,237
Gross profit	537	509	526	474
Operating income	195	11	171	109
Net income attributable to Xylem	$118	$65	$139	$79
Earnings per share:
Basic	$0.66	$0.36	$0.77	$0.44
Diluted	$0.65	$0.36	$0.77	$0.43

	2018 Quarter Ended
(in millions, except per share amounts)	Dec. 31	Sept. 30	June 30	Mar. 31
Revenue	$1,386	$1,287	$1,317	$1,217
Gross profit	542	505	519	460
Operating income	194	176	171	113
Net income attributable to Xylem	$225	$130	$115	$79
Earnings per share:
Basic	$1.25	$0.73	$0.64	$0.44
Diluted	$1.24	$0.72	$0.64	$0.43

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the Company, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2019 pursuant to Rule 13a-15(b) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”).  Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the year ended December 31, 2019 were effective, in all material respects, and designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

The Company's management, including the CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (2013). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment, the Company's management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears following Item 9B of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
In the ordinary course of business, the Company reviews its internal control over financial reporting and makes changes to systems and processes to improve such controls and increase efficiency, while ensuring that an effective internal control environment is maintained.
Starting in 2017, the Company undertook steps to advance a multi-year effort to transform many of our support functions and related technologies, including Finance, Human Resources and Procurement. In connection with these restructuring and transformation plans, we continue to centralize certain accounting functions within shared service centers operated by an outsourced provider. This initiative is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. In response to this process, the Company has and will continue to align and streamline the design and operation of its financial control environment.
Other than as described in the preceding paragraph, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Xylem Inc.
Rye Brook, New York

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Xylem Inc. and subsidiaries (the "Company") as of
December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 28, 2020, expressed an unqualified opinion on those financial statements.
Basis for Opinion
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
February 28, 2020

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”) under the captions “Proposal 1 - Election of Directors,” "Board Composition and Refreshment," "Board Committees - Audit Committee," "Audit Committee Report" and “Delinquent Section 16(a) Reports.”
The information called for by Item 10 with respect to executive officers is set forth in Part I of this Report under the caption “Information about our Executive Officers” and is incorporated by reference in this section.
We have adopted corporate governance principles and charters for each of our board committees. The principles address director qualification standards, responsibilities, access to management and independent advisors, compensation, orientation and continuing education, succession planning and board and committee self-evaluation. The corporate governance principles and board committee charters are available on the Company’s website at www.xylem.com/en-us/investors/. A copy of the corporate governance principles and board committee charters are also available to any shareholder who requests a copy from the Company’s Corporate Secretary at our Principal Executive Offices.
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
ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information in our 2020 Proxy Statement set forth under captions “Compensation Discussion and Analysis," "Director Compensation," "Board Committees - Leadership Development and Compensation Committee" and “Leadership Development and Compensation Committee Report.”
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the information in our 2020 Proxy Statement set forth under the captions “Stock Ownership - Certain Beneficial Owners," "Stock Ownership - Directors and Executive Officers" and "Equity Compensation Plan Information."
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the information in our 2020 Proxy Statement set forth under the captions "Corporate Governance - Director Independence" and “Corporate Governance Policies and Practices - Related Party Transactions.”
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the information in our 2020 Proxy Statement set forth under the captions “Proposal 2 - Fees of Audit and Other Services Fees” and "Proposal 2 - Pre-Approval of Audit and Non-Audit Services."

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.
	(2)	Financial Statement Schedules — All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	(3)	Exhibits — See exhibits listed under Part (b) below.
EXHIBIT INDEX

Exhibit Number	Description	Location

2.1	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

3.1	Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2	Fourth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

4.1	Indenture, dated as of September 20, 2011, between Xylem Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

4.2	Senior Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.3	First Supplemental Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.2 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229)

4.4	Second Supplemental Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.3 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.5	Third Supplemental Indenture, dated October 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.6	Form of Xylem Inc. 4.875% Senior Notes due 2021.	Incorporated by reference to Exhibit 4.6 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

4.7	Form of Xylem Inc. 2.250% Senior Notes due 2023.	Incorporated by reference to Exhibit 4.3 of Xylem Inc.’s Current Report on Form 8-K dated March 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.8	Form of Xylem Inc. 3.250% Senior Notes due 2026.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.9	Form of Xylem Inc. 4.375% Senior Notes due 2046.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

Exhibit Number		Description	Location
4.10		Description of securities registered under Section 12 of the Exchange Act	Filed herein.

10.1	#	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (2015).	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-K Annual Report filed on February 26, 2015 (CIK No. 1524472, File No. 1-35229).

10.3		Tax Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.3 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

10.6	#	Xylem 2011 Omnibus Incentive Plan (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.6 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

10.7	#	Form of Xylem Non-Qualified Stock Option Award Agreement (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.7 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

10.8	#	Form of Xylem Restricted Stock Unit Agreement (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.8 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

10.9	#	Form of Xylem Performance Share Unit Agreement (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.9 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

10.10	#	Xylem Retirement Savings Plan.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q filed on July 30, 2013 (CIK No. 1524472, File No. 1-35229).

10.11	#	Xylem Supplemental Retirement Savings Plan.	Incorporated by reference to Exhibit 10.11 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

10.12	#	Xylem Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.12 of Xylem Inc.'s Form 10-K Annual Report filed on February 23, 2017 (CIK No. 1524472, File No. 1-35229).

10.13	#	Xylem Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit 10.13 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

10.14	#	Form of Non-Employee Director Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q Quarterly Report filed on July 30, 2015 (CIK No. 1524472, File No. 1-35229).

10.15	#	Xylem Special Senior Executive Severance Pay Plan (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.15 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

10.16	#	Xylem Senior Executive Severance Pay Plan (Amended as of May 10, 2017).	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q filed on August 1, 2017 (CIK No. 1524472, File No. 1-35229).

10.17	#	Form of Xylem 2011 Omnibus Incentive Plan 2011 Non-Qualified Stock Option Award Agreement — Founders Grant.	Incorporated by reference to Exhibit 10.17 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

10.18	#	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement — General Grant.	Incorporated by reference to Exhibit 10.18 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

10.19	#	Xylem Annual Incentive Plan for Executive Officers (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.16 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

Exhibit Number		Description	Location
10.20	#	Form of Director’s Indemnification Agreement.	Incorporated by reference to Exhibit 10.16 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

10.21	#	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (2013).	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q Quarterly Report filed on April 30, 2013 (CIK No. 1524472, File No. 1-35229).

10.22	#	Letter Agreement between Xylem Inc. and Patrick K. Decker.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q Quarterly Report filed on April 29, 2014 (CIK No. 1524472, File No. 1-35229).

10.31	#	Form of Xylem Restricted Stock Unit Agreement (Amended as of February 21, 2018).	Incorporated by reference to Exhibit 10.31 of Xylem Inc.'s Form 10-K filed on February 23, 2018 (CIK No. 1524472, File No. 1-35229

10.32	#	Form of Xylem Performance Share Unit Agreement (Amended as of February 21, 2018).	Incorporated by reference to Exhibit 10.32 of Xylem Inc.'s Form 10-K filed on February 23, 2018 (CIK No. 1524472, File No. 1-35229

10.34		Five-Year Revolving Credit Facility Agreement, dated as of March 5, 2019 among Xylem Inc. and the Lenders party thereto.	Incorporated by reference to Exhibit 10.34 of Xylem Inc.’s Form 8-K filed on March 5, 2019 (CIK No. 1524472, File No. 1-35229).

21.0		Subsidiaries of the Registrant.	Filed herewith.

23.1		Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

101.0
The following materials from Xylem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholder's Equity
and (vi) Notes to Consolidated Financial Statements.
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Exhibit Number	Description	Location
104.0	The cover page from Xylem Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL and contained in Exhibit 101.0.
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
February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 28, 2020	/s/ Patrick K. Decker
Patrick K. Decker
President and Chief Executive Officer
(Principal Executive Officer)

February 28, 2020	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Senior Vice President and Chief Financial Officer

February 28, 2020	/s/ Geri McShane
Geri McShane
Vice President, Controller and Chief Accounting Officer

February 28, 2020	/s/ Markos I. Tambakeras
Markos I. Tambakeras, Chairman

February 28, 2020	/s/ Curtis J. Crawford
Curtis J. Crawford, Director

February 28, 2020	/s/ Robert F. Friel
Robert F. Friel, Director

February 28, 2020	/s/ Jorge M. Gomez
Jorge M. Gomez, Director

February 28, 2020	/s/ Victoria D. Harker
Victoria D. Harker, Director

February 28, 2020	/s/ Sten E. Jakobsson
Sten E. Jakobsson, Director

February 28, 2020	/s/ Steven R. Loranger
Steven R. Loranger, Director

February 28, 2020	/s/ Surya N. Mohapatra
Surya N. Mohapatra, Director

February 28, 2020	/s/ Jerome A. Peribere
Jerome A. Peribere, Director