Form 10-Q
period 2020-03-31
Xylem Inc.
filed 2020-05-05
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of May 1, 2020, there were 179,915,293 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

For the three months ended March 31,	2020	2019
Revenue	$1,123	$1,237
Cost of revenue	714	763
Gross profit	409	474
Selling, general and administrative expenses	297	303
Research and development expenses	49	51
Restructuring and asset impairment charges	2	11
Operating income	61	109
Interest expense	16	18
Other non-operating (expense) income, net	(3)	2
Gain from sale of business	—	1
Income before taxes	42	94
Income tax expense	4	15
Net income	$38	$79
Earnings per share:
Basic	$0.21	$0.44
Diluted	$0.21	$0.43
Weighted average number of shares:
Basic	180.2	179.7
Diluted	181.3	181.1
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(in millions)

For the three months ended March 31,	2020	2019
Net income	$38	$79
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustment	(78)	29
Net change in derivative hedge agreements:
Unrealized loss	(2)	(9)
Amount of loss reclassified into net income	3	2
Net change in postretirement benefit plans:
Amortization of prior service credit	(1)	(1)
Amortization of net actuarial loss into net income	5	3
Other comprehensive (loss) income, before tax	(73)	24
Income tax expense related to items of other comprehensive (loss) income	14	4
Other comprehensive (loss) income, net of tax	(87)	20
Comprehensive (loss) income	$(49)	$99
Less: comprehensive loss attributable to noncontrolling interests	(1)	—
Comprehensive (loss) income attributable to Xylem	$(48)	$99
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	March 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$739	$724
Receivables, less allowances for discounts, returns and doubtful accounts of $29 and $35 in 2020 and 2019, respectively	975	1,036
Inventories	573	539
Prepaid and other current assets	175	151
Total current assets	2,462	2,450
Property, plant and equipment, net	628	658
Goodwill	2,790	2,839
Other intangible assets, net	1,141	1,174
Other non-current assets	570	589
Total assets	$7,591	$7,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$506	$597
Accrued and other current liabilities	619	628
Short-term borrowings and current maturities of long-term debt	459	276
Total current liabilities	1,584	1,501
Long-term debt	2,031	2,040
Accrued postretirement benefits	433	445
Deferred income tax liabilities	315	310
Other non-current accrued liabilities	407	447
Total liabilities	4,770	4,743
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 194.4 shares and 193.9 shares in 2020 and 2019, respectively	2	2
Capital in excess of par value	2,004	1,991
Retained earnings	1,854	1,866
Treasury stock – at cost 14.5 shares and 13.7 shares in 2020 and 2019, respectively	(587)	(527)
Accumulated other comprehensive loss	(461)	(375)
Total stockholders’ equity	2,812	2,957
Non-controlling interests	9	10
Total equity	2,821	2,967
Total liabilities and stockholders’ equity	$7,591	$7,710

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the three months ended March 31,	2020	2019
Operating Activities
Net income	$38	$79
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29	29
Amortization	35	35
Share-based compensation	8	9
Restructuring and asset impairment charges	2	11
Gain from sale of business	—	(1)
Other, net	4	1
Payments for restructuring	(8)	(4)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	23	7
Changes in inventories	(54)	(25)
Changes in accounts payable	(68)	(17)
Other, net	(11)	(41)
Net Cash – Operating activities	(2)	83
Investing Activities
Capital expenditures	(51)	(69)
Acquisitions of businesses, net of cash acquired	—	(5)
Other, net	3	(3)
Net Cash – Investing activities	(48)	(77)
Financing Activities
Short-term debt issued, net	193	50
Short-term debt repaid	(3)	—
Repurchase of common stock	(60)	(39)
Proceeds from exercise of employee stock options	5	4
Dividends paid	(48)	(44)
Net Cash – Financing activities	87	(29)
Effect of exchange rate changes on cash	(22)	2
Net change in cash and cash equivalents	15	(21)
Cash and cash equivalents at beginning of year	724	296
Cash and cash equivalents at end of period	$739	$275
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12	$13
Income taxes (net of refunds received)	$8	$18
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
Xylem operates in three segments, Water Infrastructure, Applied Water and Measurement & Control Solutions. See Note 19, "Segment Information", to the condensed consolidated financial statements for further segment background information.
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
The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) considered necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Annual Report") in preparing these unaudited condensed consolidated financial statements, with the exception of accounting standard updates described in Note 2. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our 2019 Annual Report.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, postretirement obligations and assets, revenue recognition, income tax contingency accruals and valuation allowances, goodwill and indefinite lived intangible impairment testing, contingent liabilities and lease accounting. Actual results could differ from these estimates.
Our quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the fourth quarter which ends on December 31. For ease of presentation, the condensed consolidated financial statements included herein are described as ending on the last day of the calendar quarter.

Note 2. Recently Issued Accounting Pronouncements
Recently Adopted Pronouncements
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," amending the accounting for the impairment of financial instruments, including trade receivables. Under previous guidance, credit losses were recognized when the applicable losses had a probable likelihood of occurring and this assessment was based on past events and current conditions. The amended current guidance eliminates the “probable” threshold and requires an entity to use a broader range of information, including forecast information when estimating expected credit losses. Generally, this should result in a more timely recognition of credit losses. This guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The requirements of the amended guidance should be applied using a modified retrospective approach except for debt securities, which require a prospective transition approach. We adopted this guidance as of January 1, 2020. The adoption of this guidance did not have a material impact on our financial condition and results of operations.

Note 3. Acquisitions and Divestitures
Acquisitions
During the three months ended March 31, 2020 and 2019 we spent approximately $0 million and $5 million, net of cash received on acquisition activity, respectively.

Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Revenue from contracts with customers	$1,074	$1,178
Lease Revenue	49	59
Total	$1,123	$1,237

The following table reflects revenue from contracts with customers by application:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Water Infrastructure
Transport	$318	$346
Treatment	71	77

Applied Water
Building Services	187	213
Industrial Water	151	166

Measurement & Control Solutions
Water	183	199
Energy	72	73
Software as a Service	21	24
Test	71	80

Total	$1,074	$1,178

The following table reflects revenue from contracts with customers by geographical region:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Water Infrastructure
United States	$121	$133
Europe	157	160
Asia Pacific	59	74
Other	52	56

Applied Water
United States	191	201
Europe	82	94
Asia Pacific	24	39
Other	41	45

Measurement & Control Solutions
United States	221	236
Europe	74	72
Asia Pacific	22	31
Other	30	37

Total	$1,074	$1,178
Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to costs incurred to perform in advance of scheduled billings. Contract liabilities relate to payments received in advance of performance under the contracts. Changes in contract assets and liabilities are due to our performance under the contract.
The table below provides contract assets, contract liabilities, and significant changes in contract assets and liabilities:

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2019	$96	$113
Additions, net	39	46
Revenue recognized from opening balance	—	(45)
Billings	(32)	—
Other	11	2
Balance at March 31, 2019	$114	$116

Balance at January 1, 2020	$106	$135
Additions, net	42	54
Revenue recognized from opening balance	—	(47)
Billings	(38)	—
Other	(4)	(4)
Balance at March 31, 2020	$106	$138
(a)Excludes receivable balances which are disclosed on the balance sheet

Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of March 31, 2020, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $380 million. We expect to recognize the majority of revenue upon the completion of satisfying these performance obligations in the following 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 5. Restructuring and Asset Impairment Charges
Restructuring
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position ourselves. During the three months ended March 31, 2020, we recognized restructuring charges of $2 million. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount within our Water Infrastructure segment.
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
The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended
	March 31,
(in millions)	2020	2019
By component:
Severance and other charges	$2	$7
Lease related charges	—	1
Total restructuring charges	$2	$8
Asset impairment	—	3
Total restructuring and asset impairment charges	$2	$11

By segment:
Water Infrastructure	$2	$4
Applied Water	—	—
Measurement & Control Solutions	—	7

The following table displays a roll-forward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within "accrued and other current liabilities" and "other non-current accrued liabilities", for the three months ended March 31, 2020 and 2019:

(in millions)	2020	2019
Restructuring accruals - January 1	$27	$5
Restructuring charges	2	8
Cash payments	(8)	(4)
Foreign currency and other	(1)	—
Restructuring accruals - March 31	$20	$9

By segment:
Water Infrastructure	$1	$2
Applied Water	1	—
Measurement & Control Solutions	17	4
Regional selling locations (a)	1	3
(a)Regional selling locations consist primarily of selling and marketing organizations and related support services that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following table presents expected restructuring spend for actions commenced as of March 31, 2020:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Actions Commenced in 2020:
Total expected costs	$1	$—	$—	$1
Costs incurred during Q1 2020	1	—	—	1
Total expected costs remaining	$—	$—	$—	$—

Actions Commenced in 2019:
Total expected costs	$20	$5	$27	$52
Costs incurred during 2019	18	5	27	50
Costs incurred during Q1 2020	1	—	—	1
Total expected costs remaining	$1	$—	$—	$1

Actions Commenced in 2017:
Total expected costs	$12	$7	$4	$23
Costs incurred during 2017	5	4	2	11
Costs incurred during 2018	2	1	1	4
Costs incurred during 2019	1	—	1	2
Costs incurred during Q1 2020	—	—	—	—
Total expected costs remaining	$4	$2	$—	$6
The Water Infrastructure actions commenced in 2020 consist primarily of severance charges and are substantially complete. The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2019 consist primarily of severance charges. The Applied Water and Measurement & Control Solutions actions are complete and the Water Infrastructure actions are expected to continue through the fourth quarter of 2020. The Water Infrastructure, Applied Water and Measurement & Control Solutions actions commenced in 2017 consist primarily of severance charges. The Measurement & Control Solutions actions are complete and the Water Infrastructure and Applied Water actions are expected to continue through 2021.
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
The income tax provision for the three months ended March 31, 2020 was $4 million resulting in an effective tax rate of 10.0%, compared to a $15 million charge resulting in an effective tax rate of 16.6% for the same period in 2019. The effective tax rate for the three month period ended March 31, 2020 differs from the United States federal statutory rate primarily due to the mix of earnings in jurisdictions, partially offset by the Global Intangible Low-Taxed Income ("GILTI") inclusion. Additionally, the effective tax rate for the three month period ended March 31, 2020 is lower than the same period in 2019 due to the relative impact of the benefit from favorable equity compensation deductions on the effective tax rate.
Unrecognized Tax Benefits
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities or litigation, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The amount of unrecognized tax benefits at March 31, 2020 was $128 million, as compared to $129 million at December 31, 2019, which if ultimately recognized will reduce our effective tax rate. We believe that it is reasonably possible that the unrecognized tax benefits will be reduced by approximately $4 million within the next 12 months as a result of the expiration of certain statutes of limitations. We classify interest expense relating to unrecognized tax benefits as a component of other non-operating expense, net, and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of March 31, 2020, we had $9 million of interest accrued for unrecognized tax benefits.

During 2019, Xylem’s Swedish subsidiary received a tax assessment for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. The assessment asserts an aggregate amount of approximately $80 million for tax, penalties and interest. Xylem filed an appeal with the Administrative Court of Stockholm. Management, in consultation with external legal advisors, believes it is more likely than not that Xylem will prevail on the proposed assessment and is vigorously defending our position through litigation. As of March 31, 2020, we have not recorded any unrecognized tax benefits related to this uncertain tax position.

Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended
	March 31,
	2020	2019
Net income (in millions)	$38	$79
Shares (in thousands):
Weighted average common shares outstanding	180,154	179,720
Add: Participating securities (a)	25	26
Weighted average common shares outstanding — Basic	180,179	179,746
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	725	835
Dilutive effect of restricted stock units and performance share units	390	532
Weighted average common shares outstanding — Diluted	181,294	181,113
Basic earnings per share	$0.21	$0.44
Diluted earnings per share	$0.21	$0.43
(a)Restricted stock unit awards containing rights to non-forfeitable dividends that participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.
(b)Incremental shares from stock options, restricted stock units and performance share units are computed by the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock units and performance share units, reduced by the repurchase of shares with the proceeds from the assumed exercises and unrecognized compensation expense for outstanding awards. Performance share units will be included in the treasury stock calculation of diluted earnings per share upon achievement of underlying performance or market conditions at the end of the reporting period. See Note 15, "Share-Based Compensation Plans", to the condensed consolidated financial statements for further detail on the performance share units.

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Stock options	1,367	1,394
Restricted stock units	314	348
Performance share units	285	472

Note 8. Inventories
The components of total inventories are summarized as follows:

(in millions)	March 31, 2020	December 31, 2019
Finished goods	$228	$212
Work in process	51	47
Raw materials	294	280
Total inventories	$573	$539

Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2020 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Balance as of January 1, 2020	$651	$513	$1,675	$2,839
Activity in 2020
Foreign currency and other	(13)	(5)	(31)	(49)
Balance as of March 31, 2020	$638	$508	$1,644	$2,790

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	March 31, 2020			December 31, 2019
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$931	$(361)	$570	$945	$(352)	$593
Proprietary technology and patents	200	(113)	87	204	(111)	93
Trademarks	145	(54)	91	148	(52)	96
Software	442	(215)	227	428	(206)	222
Other	17	(16)	1	20	(16)	4
Indefinite-lived intangibles	165	—	165	166	—	166
Other Intangibles	$1,900	$(759)	$1,141	$1,911	$(737)	$1,174
Amortization expense related to finite-lived intangible assets was $35 million and $35 million for the three month periods ended March 31, 2020 and 2019, respectively.
During the first quarter of 2019, we determined that the intended use of a finite-lived customer relationship within the test application of our Measurement & Control Solutions segment had changed. Accordingly we recorded a $3 million impairment charge. The charge was calculated using the income approach and is reflected in “Restructuring and asset impairment charges” in our Condensed Consolidated Income Statements.

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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $376 million and $0 million as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, purchase Polish Zloty and sell Euro, purchase U.S. Dollar and sell Canadian Dollar, and to sell Canadian Dollar and purchase Euro. The purchased notional amounts associated with these currency derivatives are $151 million, $117 million, $38 million, $24 million, $23 million and $18 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross Currency Swaps
Beginning in 2015, we entered into cross currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During 2019 we entered into additional cross currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $702 million and $714 million as of March 31, 2020 and December 31, 2019, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $544 million and $554 million as of March 31, 2020 and December 31, 2019, respectively, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) recognized in OCI	$(2)	$(9)
Amount of loss reclassified from OCI into revenue	2	1
Amount of loss reclassified from OCI into cost of revenue	1	1

Net Investment Hedges
Cross Currency Swaps
Amount of gain recognized in OCI	$45	$7
Amount of income recognized in Interest Expense	4	3
Foreign Currency Denominated Debt
Amount of gain recognized in OCI	$10	$7

As of March 31, 2020, $2 million of net losses on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of March 31, 2020, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our foreign exchange contracts currently included in our hedging program designated as hedging instruments were as follows:

(in millions)	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Other current assets	$6	$—
Net Investment Hedges
Other non-current assets	$29	$4
Liabilities
Cash Flow Hedges
Other current liabilities	$(9)	$—
Net Investment Hedges
Other non-current accrued liabilities	$(2)	$(24)
The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $565 million and $591 million as of March 31, 2020 and December 31, 2019, respectively.

Note 11. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

(in millions)	March 31, 2020	December 31, 2019
Compensation and other employee benefits	$177	$199
Customer-related liabilities	155	153
Accrued taxes	73	79
Lease liabilities	56	61
Accrued warranty costs	50	36
Other accrued liabilities	108	100
Total accrued and other current liabilities	$619	$628

Note 12. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	March 31, 2020	December 31, 2019
4.875% Senior Notes due 2021 (a)	$600	$600
2.250% Senior Notes due 2023 (a)	547	557
3.250% Senior Notes due 2026 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Commercial paper	268	276
Other	191	—
Debt issuance costs and unamortized discount (b)	(16)	(17)
Total debt	2,490	2,316
Less: short-term borrowings and current maturities of long-term debt	459	276
Total long-term debt	$2,031	$2,040
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2021 was $640 million and $629 million as of March 31, 2020 and December 31, 2019, respectively. The fair value of our Senior Notes due 2023 was $565 million and $591 million as of March 31, 2020 and December 31, 2019, respectively. The fair value of our Senior Notes due 2026 was $533 million and $518 million as of March 31, 2020 and December 31, 2019, respectively. The fair value of our Senior Notes due 2046 was $400 million and $431 million as of March 31, 2020 and December 31, 2019, respectively.
(b)The debt issuance costs and unamortized discount are recognized as a reduction in the carrying value of the Senior Notes in the Condensed Consolidated Balance Sheets and are being amortized to interest expense in our Condensed Consolidated Income Statements over the expected remaining terms of the Senior Notes.
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
Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year beginning on May 1, 2017. As of March 31, 2020, we are in compliance with all covenants for the Senior Notes.
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

The 2019 Credit Facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio, which will be based on the last four fiscal quarters, and in addition a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2019 Credit Facility also contains customary events of default.  Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2019 Credit Facility, subject to certain requirements and conditions set forth in the 2019 Credit Facility.  As of March 31, 2020, the 2019 Credit Facility was undrawn and we are in compliance with all covenants.
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $800 million inclusive of the 2019 Credit Facility. As of March 31, 2020 and December 31, 2019, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.
Euro Commercial Paper Program
On June 3, 2019 Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $547 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of March 31, 2020 and December 31, 2019, $268 million and $276 million of the Company's Euro commercial paper program was outstanding, respectively, at a weighted average interest rate of (0.21)%. We have the ability to continue borrowing under this program going forward in future periods.

Other Borrowings
Effective October 20, 2016, Xylem entered into an uncommitted short term facility with SEB Bank. The line of credit provides for an aggregate principal amount of up to €110 million (approximately $120 million). The full amount of €100M has been drawn on March 19, 2020 at an interest rate of 0.70% for a duration of three months with a maturity date on June 19, 2020. As of March 31, 2020 and December 31, 2019, $120 million and $0 million were outstanding under the uncommitted short term facility, respectively.

Effective November 29, 2019, Xylem entered into an uncommitted short term facility with BGL BNP Paribas Bank. The line of credit provides for an aggregate principal amount of up to €65 million (approximately $71 million). The full amount of €65M has been drawn on March 19, 2020 at an interest rate of 1.25% for a duration of three months with a maturity date in June 19, 2020. No amounts were outstanding previously under the BGL BNP Paribas Bank short term facility.
Subsequent Events
On April 25, 2020, the Company’s subsidiary, Xylem Europe GmbH (the “borrower”) entered into a 12-month €100 million (approximately $109 million) term loan facility the terms of which are set forth in a term loan agreement, among the borrower, the Company, as parent guarantor and ING Bank. The Company has entered into a parent guarantee in favor of ING Bank also dated April 25, 2020 to secure all present and future obligations of the borrower under the Term Loan Agreement. Borrowings accrue interest at a rate equal to the EURIBOR or a replacement base rate, plus an applicable margin based on Xylem's credit rating. Xylem will also pay quarterly fees whether such commitment is used or unused. To date none of the ING Bank term facility has been drawn down upon.

On April 30, 2020, the Company entered into a 12-month $50 million term loan facility the terms of which are set forth in a term loan agreement among the Company and Australia and New Zealand Banking Group Limited. Borrowings accrue interest at a rate equal to an adjusted LIBOR rate plus 1.50%. The full amount of $50 million has been drawn down upon on April 30, 2020.

Note 13. Postretirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Domestic defined benefit pension plans:
Service cost	$1	$1
Interest cost	1	1
Expected return on plan assets	(2)	(2)
Amortization of net actuarial loss	1	—
Net periodic benefit cost	$1	$—
International defined benefit pension plans:
Service cost	$3	$3
Interest cost	4	5
Expected return on plan assets	(4)	(9)
Amortization of net actuarial loss	3	2
Net periodic benefit cost	$6	$1
Total net periodic benefit cost	$7	$1
The components of net periodic benefit cost other than the service cost component are included in the line item "Other non-operating income, net" in the Condensed Consolidated Income Statements.

The total net periodic benefit cost for other postretirement employee benefit plans was less than $1 million including net credits recognized into other comprehensive income of less than $1 million for the three months ended March 31, 2020 and March 31, 2019, respectively.
We contributed $12 million and $5 million to our defined benefit plans during the three months ended March 31, 2020 and 2019, respectively. Additional contributions ranging between approximately $10 million and $20 million are expected during the remainder of 2020.
During Q1 2020, the Company purchased a bulk annuity policy with an insurance company for its largest defined benefit plan in the UK, as a plan asset, to facilitate the termination and buy-out of the plan. The bulk annuity fully insures the benefits payable to the participants of the plan until a full buy-out of the plan can be executed, which is expected to occur in 2021. Included in the Company's Q1 contributions is $5 million paid to meet the shortfall between the cost of the bulk annuity policy and the plan assets. As a result of the change in assets from a mix of equities and bonds to the bulk annuity, the plan's expected rate of return on assets was reduced to 1.00% at December 31, 2019. The rate at December 31, 2018 was 7.25%. On January 27, 2020, the plan's assets of $336 million were transferred to the insurance company for the purchase of the bulk annuity.

Note 14. Equity
The following table shows the changes in stockholders' equity for the three months ended March 31, 2020:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2020	$2	$1,991	$1,866	$(375)	$(527)	$10	$2,967
Cumulative effect of change in accounting principle			(2)				(2)
Net income	—	—	38	—	—	—	38
Other comprehensive loss, net	—	—	—	(86)	—	(1)	(87)
Dividends declared ($0.26 per share)	—	—	(48)	—	—	—	(48)
Stock incentive plan activity	—	13	—	—	(10)	—	3
Repurchase of common stock	—	—	—	—	(50)	—	(50)
Balance at March 31, 2020	$2	$2,004	$1,854	$(461)	$(587)	$9	$2,821

The following table shows the changes in stockholders' equity for the three months ended March 31, 2019:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2019	$2	$1,950	$1,639	$(336)	$(487)	$14	$2,782
Sale of business	—	—	—	—	—	(2)	(2)
Net income	—	—	79	—	—	—	79
Other comprehensive income, net	—	—	—	20	—	—	20
Dividends declared ($0.24 per share)	—	—	(44)	—	—	—	(44)
Stock incentive plan activity	—	12	—	—	(14)	—	(2)
Repurchase of common stock	—	—	—	—	(25)	—	(25)
Balance at March 31, 2019	$2	$1,962	$1,674	$(316)	$(526)	$12	$2,808

Note 15. Share-Based Compensation Plans
Share-based compensation expense was $8 million and $9 million during the three months ended March 31, 2020 and 2019, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $9 million, $29 million and $15 million, respectively, at March 31, 2020 and is expected to be recognized over a weighted average period of 2.3, 2.2 and 2.4 years, respectively. The amount of cash received from the exercise of stock options was $5 million and $4 million for the three months ended March 31, 2020 and 2019, respectively.
Stock Option Grants
The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2020:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2020	2,040	$48.56	6.3
Granted	334	80.66
Exercised	(130)	41.18
Forfeited and expired	(5)	74.37
Outstanding at March 31, 2020	2,239	$53.72	6.7	$37
Options exercisable at March 31, 2020	1,615	$44.45	5.7	$36
Vested and expected to vest as of March 31, 2020	2,146	$52.67	6.5	$36
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the three months ended March 31, 2020 was $5.6 million.

Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2020 grants:

Volatility	22.90%
Risk-free interest rate	1.15%
Dividend yield	1.29%
Expected term (in years)	5.8
Weighted-average fair value / share	$16.03
Expected volatility is calculated based on an analysis of historic volatility measures for Xylem. We use historical data to estimate option exercise and employee termination behavior within the valuation model. Employee groups and option characteristics are considered separately for valuation purposes. The expected term represents an estimate of the period of time options are expected to remain outstanding. The risk-free rate is based on the United States Treasury yield curve in effect at the time of option grant.
Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the three months ended March 31, 2020. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2020	512	$68.95
Granted	219	80.66
Vested	(200)	64.84
Forfeited	(9)	71.20
Outstanding at March 31, 2020	522	$75.34

ROIC Performance Share Unit Grants
The following is a summary of Return on Invested Capital ("ROIC") performance share unit grants for the three months ended March 31, 2020. The fair value of the ROIC performance share units is equal to the closing share price on the date of the grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2020	225	$64.51
Granted	67	80.66
Vested	(89)	49.15
Forfeited	(1)	74.17
Outstanding at March 31, 2020	202	$76.60

TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the three months ended March 31, 2020:

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2020	225	$75.80
Granted	67	105.66
Adjustment for Market Condition Achieved (a)	35	49.15
Vested	(124)	49.15
Forfeited	(1)	74.17
Outstanding at March 31, 2020	202	$97.97
(a) Represents an increase in the number of original TSR performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.
The fair value of TSR performance share units was calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The following are weighted-average assumptions for 2020 grants:

Volatility	22.6%
Risk-free interest rate	1.08%

Note 16. Capital Stock
For the three months ended March 31, 2020 and March 31, 2019 the Company repurchased approximately 0.8 million shares of common stock for $60 million and approximately 0.5 million shares of common stock for $39 million, respectively. Repurchases include both share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were approximately 0.7 million shares repurchased for $50 million under this program for the three months ended March 31, 2020. For the three months ended March 31, 2019, we repurchased approximately 0.3 million shares for $25 million. There are up to $288 million in shares that may still be purchased under this plan as of March 31, 2020.
Aside from the aforementioned repurchase program, we repurchased approximately 0.1 million shares and approximately 0.2 million shares for approximately $10 million and approximately $14 million for the three months ended March 31, 2020 and 2019, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units.

Note 17. Accumulated Other Comprehensive Loss
The following table provides the components of accumulated other comprehensive loss for the three months ended March 31, 2020:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2020	$(103)	$(269)	$(3)	$(375)
Foreign currency translation adjustment	(77)	—	—	(77)
Tax on foreign currency translation adjustment	(13)	—	—	(13)
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	4	—	4
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(2)	(2)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	2	2
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at March 31, 2020	$(193)	$(266)	$(2)	$(461)

The following table provides the components of accumulated other comprehensive loss for the three months ended March 31, 2019:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2019	$(121)	$(214)	$(1)	$(336)
Foreign currency translation adjustment	29	—	—	29
Tax on foreign currency translation adjustment	(4)	—	—	(4)
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	2	—	2
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(9)	(9)
Income tax benefit on unrealized loss on derivative hedge agreements	—	—	1	1
Reclassification of unrealized loss on derivative hedge agreements into revenue	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at March 31, 2019	$(96)	$(213)	$(7)	$(316)

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
See Note 6, "Income Taxes", of our condensed consolidated financial statements for a description of a pending tax litigation matter.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $3 million and $5 million as of March 31, 2020 and December 31, 2019, respectively, for these general legal matters.
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
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of March 31, 2020 and December 31, 2019, the amount of surety bonds, bank guarantees, stand-by letters of credit and insurance letters of credit was $330 million and $340 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $3 million and $3 million as of March 31, 2020 and December 31, 2019, respectively, for environmental matters.
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
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. The table below provides the changes in our product warranty accrual:

(in millions)	2020	2019
Warranty accrual – January 1	$41	$60
Net charges for product warranties in the period	22	5
Settlement of warranty claims	(7)	(13)
Foreign currency and other	(1)	—
Warranty accrual - March 31	$55	$52

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2019 Annual Report). The following tables contain financial information for each reportable segment:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Revenue:
Water Infrastructure	$438	$482
Applied Water	338	379
Measurement & Control Solutions	347	376
Total	$1,123	$1,237
Operating Income:
Water Infrastructure	$39	$51
Applied Water	47	56
Measurement & Control Solutions	(12)	16
Corporate and other	(13)	(14)
Total operating income	$61	$109
Interest expense	$16	18
Other non-operating (expense) income, net	(3)	2
Gain from sale of business	—	1
Income before taxes	$42	$94
Depreciation and Amortization:
Water Infrastructure	$15	$15
Applied Water	6	6
Measurement & Control Solutions	36	36
Regional selling locations (a)	4	4
Corporate and other	3	3
Total	$64	$64
Capital Expenditures:
Water Infrastructure	$10	$30
Applied Water	9	6
Measurement & Control Solutions	27	24
Regional selling locations (b)	4	4
Corporate and other	1	5
Total	$51	$69
(a)Depreciation and amortization expense incurred by the Regional selling locations was included in an overall allocation of Regional selling location costs to the segments; however, a certain portion of that expense was not specifically identified to a segment. That expense is captured in this Regional selling location line.
(b)Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.

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
This Report contains information that may constitute “forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Generally, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “believe,” “target,” “will,” “could,” “would,” “should” and similar expressions identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. These forward-looking statements include any statements that are not historical in nature, including any statements about the capitalization of the Company, the Company’s restructuring and realignment plans, future strategic plans and other statements that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future - including statements relating to orders, revenues, operating margins and earnings per share growth, and statements expressing general views about future operating results - are forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such forward-looking statements. Many of these risks and uncertainties are currently amplified by and may continue to be amplified by, or in the future may be amplified by, the novel coronavirus (COVID-19) pandemic.

Factors that could cause results to differ materially from those anticipated include: overall economic and business conditions; uncertainty of the magnitude, duration, geographic reach and impact on the global economy of the COVID-19 pandemic; the current, and uncertain future, impact of the COVID-19 pandemic on our business, growth, projections, financial condition, operations, cash flows, and liquidity, including the impact of adverse economic conditions caused by the COVID-19 pandemic on our performance or customer markets; actual or potential other epidemics, pandemics or global health crises; geopolitical and other risks associated with our international operations, including military actions, protectionism, economic sanctions or trade barriers including tariffs and embargoes that could affect customer markets and our business, and non-compliance with laws, including foreign corrupt practice laws, data privacy, export and import laws and competition laws; potential for unexpected cancellations or delays of customer orders in our reported backlog; our exposure to fluctuations in foreign currency exchange rates; disruption, competition and pricing pressures in the markets we serve; industrial, governmental and private sector spending; the strength of housing and related markets; weather conditions; ability to retain and attract talent and key members of management; our relationship with and the performance of our supply chain including channel partners; our ability to successfully identify, complete and integrate acquisitions; our ability to borrow or to refinance our existing indebtedness and availability of liquidity sufficient to meet our needs; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; changes in the value of goodwill or intangible assets; risks relating to product defects, product security, product liability and recalls; claims or investigations by governmental or regulatory bodies; cybersecurity attacks, breaches or other disruptions of information technology systems on which we rely; our sustainability initiatives; litigation and contingent liabilities; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Annual Report") and with subsequent filings we make with the Securities and Exchange Commission ("SEC").
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
•Water Infrastructure serves the water infrastructure sector with pump systems that transport water from aquifers, lakes, rivers and seas; with filtration, ultraviolet and ozone systems that provide treatment, making the water fit to use; and pumping solutions that move the wastewater and storm water to treatment facilities where our mixers, biological treatment, monitoring and control systems provide the primary functions in the treatment process. We also provide sales and rental of specialty dewatering pumps and related equipment and services. Additionally, our offerings use monitoring and control, smart and connected technologies to allow for remote monitoring of performance and enable products to self-optimize pump operations maximizing energy efficiency and minimizing unplanned downtime and maintenance for our customers. In the Water Infrastructure segment, we provide the majority of our sales directly to customers along with strong applications expertise, while the remaining amount is through distribution partners.
•Applied Water serves the water usage applications sector with water pressure boosting systems for heating, ventilation and air conditioning, and for fire protection systems to the residential and commercial building services markets. In addition, our pumps, heat exchangers and controls provide cooling to power plants and manufacturing facilities, circulation for food and beverage processing, as well as boosting systems for agricultural irrigation. In the Applied Water segment, we provide the majority of our sales through long-standing relationships with many of the leading independent distributors in the markets we serve, with the remainder going directly to customers.
•Measurement & Control Solutions primarily serves the utility infrastructure solutions and services sector by delivering communications, smart metering, measurement and control technologies and critical infrastructure technologies that allow customers to more effectively use their distribution networks for the delivery, monitoring and control of critical resources such as water, electricity and natural gas. We also provide analytical instrumentation used to measure and analyze water quality, flow and level in clean water, wastewater, surface water and coastal environments. Additionally, we offer software and services including cloud-based analytics, remote monitoring and data management, leak detection, condition assessment, asset management and pressure monitoring solutions. We also offer smart lighting solutions that improve efficiency and public safety efforts across communities. In the Measurement & Control Solutions segment, we generate our sales through a combination of long-standing relationships with leading distributors and dedicated channel partners as well as direct sales depending on the regional availability of distribution channels and the type of product.
COVID-19 Pandemic
The global outbreak of the COVID-19 disease was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has created significant global volatility, uncertainty and economic disruption. The global spread of the COVID-19 pandemic has curtailed the movement of people, goods and services worldwide, including in many of the regions where we sell our products and services and conduct operations.
This section summarizes the most significant impacts related to the COVID-19 pandemic that we have experienced to date, and we have included additional details as applicable throughout other sections of this report. Many of these impacts did not begin to be felt broadly across our businesses until the latter part of the first quarter of 2020. In response to the COVID-19 pandemic, Xylem deployed a COVID-19 Response Team, responsible for Xylem's Pandemic Plan, which is designed to aid in prevention, preparedness, response and recovery at our sites.
Depending on the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences, we anticipate that it will become more difficult to distinguish specific aspects of our operational and financial performance that are most directly related to COVID-19 from those that are more broadly influenced by ongoing macroeconomic, market and industry dynamics that may also be, to varying degrees, related to the COVID-19 pandemic and its consequences.
Public health officials have recommended, or governments have mandated, precautions to mitigate the spread of COVID-19, including stay at home or similar measures in many of the areas in which we operate. Operationally, our production facilities located in Latin America, Europe and Asia Pacific have experienced, or continue to experience reduced production levels due to such measures. Those production facilities that experienced temporarily closures have been or will be reopened in the near term.
The COVID-19 pandemic is also adversely affecting, and is expected to continue to adversely affect, our operations, supply chains and businesses. Closures and reduced facility production levels have had short term impacts to our internal supply chain. We expect to continue to experience unpredictable interruptions at our internal and external suppliers.
To date, the most significant impacts were experienced in volume reductions ranging across all segments and concentrated in Asia Pacific, particularly in China and India, and to a lesser extent, the United States and Europe.
Future demand for our products and services is uncertain as the COVID-19 pandemic has also had an adverse impact on many of the customers we serve. As such, we may experience decreased or delayed demand for our products and services, as well as changes in the payment patterns of our customers. At the end of the first quarter, total backlog increased 4.8% as compared to December 31, 2019 and cancellations were materially consistent with the prior year, with no material cancellations to date. In many cases, Xylem’s products and services are considered "essential services" under various governmental mandates, and as a result we did not experience significant issues in our ability to distribute products or services, aside from customer-driven project delays. However, because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s ongoing and future impacts on our business, financial condition, results of operations, and stock price remains uncertain and difficult to predict, but we expect our results to continue to be adversely impacted beyond the quarter ending March 31, 2020.
Xylem has taken measures to protect the health and safety of our employees and work with our customers to minimize potential disruptions. We have implemented a support pay program for employees impacted by COVID-19, and an essential services premium pay program for the benefit of employees whose roles are classified as an “essential service” and, as such, are required to work either onsite at a Xylem facility or in the field supporting customers during periods of mandated stay at home or similar measures. Xylem Watermark, our corporate social responsibility program, is also supporting our communities in addressing the challenges posed by this global pandemic through its partnership with Americares and UNICEF, as well as the expansion of the Partner Community Grants program and other philanthropic commitments.
Many of our offices globally have transitioned to a fully remote work from home status, with no material disruption to operations, financial reporting systems, internal control over financial reporting or disclosure controls and procedures.
We will continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19. We continue to assess possible implications to our business, supply chain and customers, and to take necessary actions in an effort to mitigate adverse consequences.
Risk related to these items are described in further detail under Item 1A, "Risk Factors".
Executive Summary
Xylem reported revenue for the first quarter of 2020 of $1,123 million, a decrease of 9.2% compared to $1,237 million reported in the first quarter of 2019. On a constant currency basis, revenue decreased by $95 million, or 7.7%, driven entirely by organic declines across all segments and all end markets. While organic revenue decline in the first quarter was anticipated, the decline was much greater than expected as our business was impacted by the global acceleration of the COVID-19 pandemic across all segments.
We generated operating income of $61 million (margin of 5.4%) during the first quarter of 2020, as compared to $109 million (margin of 8.8%) in 2019. Operating income in the first quarter of 2020 benefited from decreases in restructuring and realignment costs of $11 million and special charges of $4 million as compared to the first quarter of 2019. Excluding the impact of these items, adjusted operating income was $70 million (adjusted margin of 6.2%) during the first quarter of 2020 as compared to $133 million (adjusted margin of 10.8%) in 2019. The decrease in adjusted operating margin was primarily due to unfavorable volume, impacted significantly by COVID-19, cost inflation, increased cost of quality, unfavorable mix and increased spending on strategic investments. These impacts were partially offset by cost reductions from our global procurement and productivity initiatives, including restructuring savings, and price realization.

Additional financial highlights for the quarter ended March 31, 2020 include the following:
•Orders of $1,261 million, down 4.1% from $1,315 million in the prior year, and down 2.4% on an organic basis across all segments, heavily impacted by the COVID-19 pandemic.
•Earnings per share of $0.21, down 51.2% when compared to the prior year ($0.23, down 55.8% on an adjusted basis).
•Net cash flow used by operating activities of $2 million for the three months ended March 31, 2020, down $85 million from the prior year. Negative free cash flow of $53 million, down $67 million from the prior year.
Key Performance Indicators and Non-GAAP Measures
Management reviews key performance indicators including revenue, gross margins, segment operating income and margins, orders growth, working capital and backlog, among others. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and to provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions, share repurchases and debt repayment. Excluding revenue, Xylem provides guidance only on a non-GAAP basis due to the inherent difficulty in forecasting certain amounts that would be included in GAAP earnings, such as discrete tax items, without unreasonable effort. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following items to represent non-GAAP measures as well as the related reconciling items to the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP measures may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:
•"organic revenue" and "organic orders" defined as revenue and orders, respectively, excluding the impact of fluctuations in foreign currency translation and contributions from acquisitions and divestitures. Divestitures include sales of insignificant portions of our business that did not meet the criteria for classification as a discontinued operation. The period-over-period change resulting from foreign currency translation impacts is determined by translating current period and prior period activity using the same currency conversion rate.
•"constant currency" defined as financial results adjusted for foreign currency translation impacts by translating current period and prior period activity using the same currency conversion rate. This approach is used for countries whose functional currency is not the U.S. dollar.
•"adjusted net income" and "adjusted earnings per share" defined as net income and earnings per share, respectively, adjusted to exclude restructuring and realignment costs, special charges, gain or loss from sale of businesses and tax-related special items, as applicable. A reconciliation of adjusted net income and adjusted earnings per share is provided below.

	Three Months Ended
	March 31,
(In millions, except for per share data)	2020		2019
Net income & Earnings per share	$38	$0.21	$79	$0.43
Restructuring and realignment, net of tax of $2 and $4	7	0.04	16	0.09
Special charges, net of tax of $0 and $0	1	—	4	0.02
Tax-related special items	(4)	(0.02)	(4)	(0.02)
Gain from sale of business, net of tax of $0	—	—	(1)	—
Adjusted net income & Adjusted earnings per share	$42	$0.23	$94	$0.52

•"adjusted operating expenses" defined as operating expenses adjusted to exclude restructuring and realignment costs and special charges.
•"adjusted operating income" defined as operating income, adjusted to exclude restructuring and realignment costs and special charges, and "adjusted operating margin" defined as adjusted operating income divided by total revenue.
•“realignment costs” defined as costs not included in restructuring costs that are incurred as part of actions taken to reposition our business, including items such as professional fees, severance, relocation, travel, facility set-up and other costs.
•“special charges" defined as costs incurred by the Company, such as acquisition and integration related costs, non-cash impairment charges and other special non-operating items, such as pension adjustments.
•"tax-related special items" defined as tax items, such as tax return versus tax provision adjustments, tax exam impacts, tax law change impacts, excess tax benefits/losses and other discrete tax adjustments.
•"free cash flow" defined as net cash from operating activities, as reported in the Statement of Cash Flows, less capital expenditures. Our definition of "free cash flow" does not consider certain non-discretionary cash payments, such as debt. The following table provides a reconciliation of free cash flow.

	Three Months Ended
	March 31,
(In millions)	2020	2019
Net cash (used) provided by operating activities	$(2)	$83
Capital expenditures	(51)	(69)
Free cash flow	$(53)	$14
Net cash used by investing activities	$(48)	$(77)
Net cash provided (used) by financing activities	$87	$(29)

•“EBITDA” defined as earnings before interest, taxes, depreciation and amortization expense and "Adjusted EBITDA" reflects the adjustment to EBITDA to exclude share-based compensation, restructuring and realignment costs, special charges and gain or loss from sale of businesses.

	Three Months Ended
	March 31,
(in millions)	2020	2019
Net Income	$38	$79
Income tax expense	4	15
Interest expense (income), net	14	17
Depreciation	29	29
Amortization	35	35
EBITDA	$120	$175
Share-based compensation	$8	$9
Restructuring and realignment	9	20
Special charges	1	4
Gain from sale of business	—	(1)
Adjusted EBITDA	$138	$207

2020 Outlook
We withdrew 2020 guidance on March 31, 2020 due to uncertainties caused by COVID-19. We are not prepared to reinstate full-year guidance, but are providing total organic revenue outlook for the second quarter to be down 20% to 30% driven by the impact of COVID-19.
The following is a summary of our outlook on each of our end markets:
•Utilities revenue decreased by approximately 5% organically in the first quarter driven by weakness in the United States, Asia Pacific and the Middle East, partially offset by strength in Europe. During 2020 we expect operational spending to continue to be resilient and are seeing some areas of opportunity driven by operational pressures facing utilities. Nevertheless, utilities will be facing workforce challenges from impacts of COVID-19 on the way in which they need to operate . We also expect delays in capital projects being awarded and a potential push back in execution of current projects, but anticipate capex spending to hold up in the mid-to-longer term given the multi-year capex funding mechanisms utilities use and the governmental commitments to continued investment we're seeing in a number of our markets.
•Industrial revenue decreased by approximately 10% organically in the first quarter driven by weakness in North America, Asia Pacific and western Europe. As 2020 progresses we expect industrial facilities to limit access to sales teams and channel partners, causing slower orders and activity while non-essential work is deferred. Exposure to the down-stream impacts of a soft oil and gas market will have an effect on both our dewatering and applied water businesses potentially leading to significant demand declines. Additionally, we anticipate softness in the marine and beverage dispensing verticals driven by social distancing and mandatory lockdown constraints.
•In the commercial markets, organic revenue decline was approximately 11% in the first quarter driven by weakness in the emerging markets and the United States. During the short-term we expect construction site shut-downs to lead to project delays while backlog remains robust and underlying quote activity remains healthy. Although we have not seen a slowdown in project pipelines at this point in time, this is an area that we will be monitoring closely given likely recessionary effects.
•In the residential markets, organic revenue decline was approximately 14% in the first quarter driven by weakness in western Europe, the United States and Asia Pacific. This market is primarily driven by replacement revenue serviced through distribution network. As such, we anticipate only emergency replacement activity as a result of social distancing requirements and expect industry softness to continue while lockdowns are in place.
As result of uncertainties caused by the COVID-19 pandemic and its potential impacts on future demand, we are reevaluating aspects of our spending, including capital expenditures, strategic investments and dividends. We have identified approximately $100 million in net reductions of planned spending on a combination of operational and capital expenditures for the remainder of 2020. We will also continue to strategically execute restructuring and realignment actions to reposition our business in an effort to optimize our cost structure and improve our operational efficiency and effectiveness. We are still assessing the amount of any additional restructuring and realignment actions that may incurred during the year.

Results of Operations

	Three Months Ended
	March 31,
(In millions)	2020	2019	Change
Revenue	$1,123	$1,237	(9.2)%
Gross profit	409	474	(13.7)%
Gross margin	36.4%	38.3%	(190)	bp
Total operating expenses	348	365	(4.7)%
Expense to revenue ratio	31.0%	29.5%	150	bp
Restructuring and realignment costs	9	20	(55.0)%
Special charges	—	4	NM
Adjusted operating expenses	339	341	(0.6)%
Adjusted operating expenses to revenue ratio	30.2%	27.6%	260	bp
Operating income	61	109	(44.0)%
Operating margin	5.4%	8.8%	(340)	bp
Interest and other non-operating expense, net	19	16	18.8%
Gain from sale of business	—	1	NM
Income tax expense	4	15	(73.3)%
Tax rate	10.0%	16.6%	(660)	bp
Net income	$38	$79	(51.9)%
NM - Not meaningful change
Revenue
Revenue generated during the three months ended March 31, 2020 was $1,123 million, reflecting a decrease of $114 million, or 9.2%, compared to the same prior year period. On a constant currency basis, revenue declined 7.7% for the three months ended March 31, 2020. The decrease at constant currency consisted entirely of a decline in organic revenue of $95 million reflecting significantly lower demand across all major geographic regions and segments largely due to COVID-19 related impacts.
The following table illustrates the impact from organic declines, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three months ended March 31, 2020:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2019 Revenue	$482		$379		$376		$1,237
Organic Impact	(32)	(6.6)%	(38)	(10.0)%	(25)	(6.6)%	(95)	(7.7)%
Acquisitions/(Divestitures)	—	—%	—	—%	—	—%	—	—%
Constant Currency	(32)	(6.6)%	(38)	(10.0)%	(25)	(6.6)%	(95)	(7.7)%
Foreign currency translation (a)	(12)	(2.5)%	(3)	(0.8)%	(4)	(1.1)%	(19)	(1.5)%
Total change in revenue	(44)	(9.1)%	(41)	(10.8)%	(29)	(7.7)%	(114)	(9.2)%
2020 Revenue	$438		$338		$347		$1,123
(a)Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Australian Dollar, the Norwegian Krone, the Swedish Krona and the Chinese Yuan.

Water Infrastructure
Water Infrastructure revenue decreased $44 million, or 9.1%, for the first quarter of 2020 (6.6% decrease at constant currency) as compared to the prior year. Revenue was negatively impacted by $12 million of foreign currency translation, with the change at constant currency coming entirely from an organic decline of $32 million. Organic weakness for the quarter was primarily driven by the industrial end market, particularly in North America, due to continued soft market conditions in oil and gas, and in Asia Pacific, where organic growth was heavily impacted by the COVID-19 pandemic. Organic revenue decline for the quarter was also driven by weakness in the utility end market, particularly in the United States, due to softness in construction and the lapping of projects in the prior year, as well as in India due to the timing of project deployments in the prior year. We estimate that almost half of the organic revenue declines in the segment were impacted by the COVID-19 pandemic, particularly in China and India.
From an application perspective, the organic revenue decline during the first quarter was primarily driven by our transport application where market conditions continued to soften in North America in the dewatering applications, with oil and gas, construction and mining all down in the quarter. Asia Pacific also contributed to the organic revenue decline within the transport application, primarily driven by the timing of large utility project deployments in India and the negative impact of the COVID-19 pandemic throughout the region. The treatment application contributed a more modest organic revenue decline during the quarter driven by the timing of filtration project deliveries in the United States.
Applied Water
Applied Water revenue decreased $41 million, or 10.8%, for the first quarter of 2020 (10.0% decrease at constant currency) as compared to the prior year. Revenue was negatively impacted by $3 million of foreign currency translation for the quarter, with the change at constant currency coming entirely from an organic decline of $38 million. Organic weakness for the quarter was driven by declines across all end markets and in all major geographic regions. We estimate that approximately two thirds of the organic revenue declines in the segment were driven by impacts from the COVID-19 pandemic, particularly in China and the United States where lockdown activities caused a slow down in the markets served.
From an application perspective, the organic revenue decline in the first quarter was led by weakness in the building services application in the commercial markets which was driven by the impact of the COVID-19 pandemic within the emerging markets, particularly China, and in the United States where the timing of shipments was impacted by the economic slowdown. The industrial water application also experienced a decline in organic revenue during the quarter driven by industry softening, which has been further impacted by the COVID-19 pandemic, in the emerging markets, western Europe and the United States. Weakness in the building services application in the residential market also contributed to the organic revenue decline during the quarter, primarily in western Europe, the United States and Asia Pacific.
Measurement & Control Solutions
Measurement & Control Solutions revenue decreased $29 million, or 7.7%, for the first quarter of 2020 (6.6% at constant currency) as compared to the prior year. Revenue was negatively impacted by $4 million of foreign currency translation for the quarter, with the change at constant currency coming entirely from an organic decline of $25 million. Organic weakness for the quarter was driven by a decline in the utility end market, primarily in the United States, Asia Pacific and the Middle East, partially offset by organic growth in Europe during the quarter.
From an application perspective, the organic revenue decline for the segment was driven by the water application, where we lapped strong project deployments in the United States and India during the first quarter of the prior year, and the COVID-19 pandemic which negatively impacted organic growth in the Middle East. Organic revenue declines within the water application were partially offset by organic growth in Europe during the quarter, primarily driven by software sales. The test application also experienced organic revenue decline during the quarter, primarily driven by declines in western Europe, China and North America, largely due to impacts from the COVID-19 pandemic, including component shortages from China. The software as a service ("SaaS") and energy applications had modest declines in revenue as compared to the prior year, primarily in the United States as we lapped a few large project deployments.

Orders / Backlog
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business. Orders received during the first quarter of 2020 were $1,261 million, a decrease of $54 million, or 4.1%, over the prior year (2.4% decrease at constant currency). Order intake was negatively impacted by $23 million of foreign currency translation for the quarter, with the change at constant currency coming entirely from an organic decline of $31 million.
The following table illustrates the impact from organic declines, recent acquisitions and divestitures, and foreign currency translation in relation to orders during the three months ended March 31, 2020:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2019 Orders	$532		$394		$389		$1,315
Organic Impact	(3)	(0.6)%	(18)	(4.6)%	(10)	(2.6)%	(31)	(2.4)%
Acquisitions/(Divestitures)	—	—%	—	—%	—	—%	—	—%
Constant Currency	(3)	(0.6)%	(18)	(4.6)%	(10)	(2.6)%	(31)	(2.4)%
Foreign currency translation (a)	(15)	(2.8)%	(4)	(1.0)%	(4)	(1.0)%	(23)	(1.7)%
Total change in orders	(18)	(3.4)%	(22)	(5.6)%	(14)	(3.6)%	(54)	(4.1)%
2020 Orders	$514		$372		$375		$1,261
(a)Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Australian Dollar, the Norwegian Krone, the Swedish Krona and the Chinese Yuan.
Water Infrastructure
Water Infrastructure segment orders decreased $18 million, or 3.4%, to $514 million (0.6% decrease at constant currency) for the first quarter of 2020 as compared to the prior year. Order intake during the quarter was negatively impacted by $15 million of foreign currency translation, with the change at constant currency coming from an organic decline in orders in the transport application, which was largely offset by organic order growth in the treatment application. Transport orders were primarily impacted by reduced order intake in North America as compared to the prior year where we had a couple of large project orders, as well as market weakness in the dewatering transport applications in the United States and Europe. The treatment application saw organic order growth in the quarter, primarily driven by strong order intake in Europe, North America and Latin America during the quarter, which was partially offset by a reduction of orders in India. We believe that substantially all of the organic order decline during the quarter was due to COVID-19 impacts, partially offset by organic order growth in the treatment application.
Applied Water
Applied Water segment orders decreased $22 million, or 5.6%, to $372 million (4.6% decrease at constant currency) for the first quarter of 2020 as compared to the prior year. Order intake during the quarter was negatively impacted by $4 million of foreign currency translation. The order decrease on a constant currency basis was primarily driven by organic weakness in the United States, where a decrease in industrial order intake was partially offset by commercial order growth during the quarter, and in Asia Pacific, which was significantly impacted by the COVID-19 pandemic during the quarter. We believe that substantially all of the organic order decline during the quarter was due to COVID-19 impacts.
Measurement & Control Solutions
Measurement & Control Solutions segment orders decreased $14 million, or 3.6%, to $375 million (2.6% decrease at constant currency) for the first quarter of 2020 as compared to the prior year. Order intake during the quarter was negatively impacted by $4 million of foreign currency translation. The order decrease on a constant currency basis was driven by an organic decline in the SaaS application during the quarter, which was negatively impacted by the lapping of large project deployment orders in North America during the prior year. The water application contributed a more modest decline in organic orders during the quarter as significant prior year project deployments within the AIA platform were largely offset by water metrology orders in North America. These order declines were partially offset by organic growth in the quarter in the test application, primarily in Europe, and in the energy application in North America. We believe that substantially all of the organic order decline during the quarter for the segment was due to COVID-19 impacts.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays can occur from time to time. Total backlog was $1,887 million at March 31, 2020, an increase of $54 million or 2.9%, as compared to March 31, 2019 backlog of $1,833 million, and an increase of $86 million or 4.8%, as compared to December 31, 2019 backlog of $1,801 million. We anticipate that approximately 56% of the backlog at March 31, 2020 will be recognized as revenue in the remainder of 2020. Cancellations in the quarter were materially consistent with the prior year.
Gross Margin
Gross margin as a percentage of revenue decreased 190 basis points to 36.4% for the three months ended March 31, 2020 as compared to 38.3% for the comparative 2019 period. The gross margin decrease for the quarter was primarily driven by unfavorable volume, impacted by COVID-19, cost inflation, increased cost of quality due to a product warranty issue in our Sensus business and unfavorable mix, which were partially offset by cost reductions from global procurement and productivity improvement initiatives.
Operating Expenses
The following table presents operating expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(In millions)	2020	2019	Change
Selling, general and administrative expenses ("SG&A")	$297	$303	(2.0)%
SG&A as a % of revenue	26.4%	24.5%	190	bp
Research and development expenses ("R&D")	49	51	(3.9)%
R&D as a % of revenue	4.4%	4.1%	30	bp
Restructuring and asset impairment charges	2	11	(81.8)%
Operating expenses	$348	$365	(4.7)%
Expense to revenue ratio	31.0%	29.5%	150	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses decreased by $6 million to $297 million, or 26.4% of revenue, in the first quarter of 2020, as compared to $303 million, or 24.5% of revenue, in the comparable 2019 period. The increase in SG&A as a percent of revenue for the quarter was primarily driven by the drop in revenue, which was significantly impacted by the COVID-19 pandemic, as well as in cost inflation and additional investment in strategic growth initiatives, which were partially offset by cost reductions from global procurement and productivity improvement initiatives, including restructuring savings.
Research and Development ("R&D") Expenses
R&D expense was $49 million, or 4.4% of revenue, in the first quarter of 2020, as compared to $51 million, or 4.1% of revenue, in the comparable period of 2019. The increase in R&D as a percent of revenue for the period was primarily driven by the drop in revenue, which was significantly impacted by the COVID-19 pandemic.
Restructuring and Asset Impairment Charges
Restructuring
During the three months ended March 31, 2020, we recognized restructuring charges of $2 million. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Water Infrastructure segment.
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
The following is a roll-forward for the three months ended March 31, 2020 and 2019 of employee position eliminations associated with restructuring activities:

	2020	2019
Planned reductions - January 1	196	69
Additional planned reductions	50	158
Actual reductions and reversals	(60)	(134)
Planned reductions - March 31	186	93

The following table presents expected restructuring spend for actions commenced as of March 31, 2020:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Actions Commenced in 2020:
Total expected costs	$1	$—	$—	$1
Costs incurred during Q1 2020	1	—	—	1
Total expected costs remaining	$—	$—	$—	$—

Actions Commenced in 2019:
Total expected costs	$20	$5	$27	$52
Costs incurred during 2019	18	5	27	50
Costs incurred during Q1 2020	1	—	—	1
Total expected costs remaining	$1	$—	$—	$1

Actions Commenced in 2017:
Total expected costs	$12	$7	$4	$23
Costs incurred during 2017	5	4	2	11
Costs incurred during 2018	2	1	1	4
Costs incurred during 2019	1	—	1	2
Costs incurred during Q1 2020	—	—	—	—
Total expected costs remaining	$4	$2	$—	$6
The Water Infrastructure actions commenced in 2020 consist primarily of severance charges and are substantially complete. The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2019 consist primarily of severance charges. The Applied Water and Measurement & Control Solutions actions are complete and the Water Infrastructure actions are expected to continue through the fourth quarter of 2020. The Water Infrastructure, Applied Water and Measurement & Control Solutions actions commenced in 2017 consist primarily of severance charges. The Measurement & Control Solutions actions are complete and the Water Infrastructure and Applied Water actions are expected to continue through 2021.
Due to the impact of the COVID-19 pandemic, we are reevaluating the restructuring actions planned for 2020.

Asset Impairment
During the first quarter of 2019 we determined that certain assets within our Measurement & Control Solutions segment, including customer relationships, were impaired. Accordingly we recognized impairment charges of $3 million. Refer to Note 9, "Goodwill and Other Intangible Assets," for additional information.

Operating Income
Operating income during the first quarter of 2020 was $61 million, reflecting a decrease of 44.0% compared to $109 million in the first quarter of 2019. Operating margin was 5.4% for 2020 versus 8.8% for 2019, a decrease of 340 basis points. Operating margin benefited from a decrease in restructuring and realignment costs of $11 million and special charges of $4 million incurred in 2019 that did not recur during the year. Excluding these restructuring and realignment costs and special charges, adjusted operating income was $70 million with an adjusted operating margin of 6.2% in the first quarter of 2020 as compared to adjusted operating income of $133 million with an adjusted operating margin of 10.8% in the first quarter of 2019. The decrease in adjusted operating margin was primarily due to unfavorable volume, impacted significantly by COVID-19, cost inflation, increased cost of quality, unfavorable mix and increased spending on strategic investments. These impacts were partially offset by cost reductions from our global procurement and productivity initiatives, including restructuring savings, and price realization.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended
	March 31,
(In millions)	2020	2019	Change
Water Infrastructure
Operating income	$39	$51	(23.5)%
Operating margin	8.9%	10.6%	(170)	bp
Restructuring and realignment costs	5	9	(44.4)%
Adjusted operating income	$44	$60	(26.7)%
Adjusted operating margin	10.0%	12.4%	(240)	bp
Applied Water
Operating income	$47	$56	(16.1)%
Operating margin	13.9%	14.8%	(90)	bp
Restructuring and realignment costs	2	3	(33.3)%
Adjusted operating income	$49	$59	(16.9)%
Adjusted operating margin	14.5%	15.6%	(110)	bp
Measurement & Control Solutions
Operating (loss) income	$(12)	$16	(175.0)%
Operating margin	(3.5)%	4.3%	(780)	bp
Restructuring and realignment costs	2	8	(75.0)%
Special charges	—	4	NM
Adjusted operating (loss) income	$(10)	$28	(135.7)%
Adjusted operating margin	(2.9)%	7.4%	(1,030)	bp
Corporate and other
Operating loss	$(13)	$(14)	(7.1)%
Adjusted operating loss	$(13)	$(14)	(7.1)%
Total Xylem
Operating income	$61	$109	(44.0)%
Operating margin	5.4%	8.8%	(340)	bp
Restructuring and realignment costs	9	20	(55.0)%
Special charges	—	4	NM
Adjusted operating income	$70	$133	(47.4)%
Adjusted operating margin	6.2%	10.8%	(460)	bp
NM - Not meaningful percentage change
Water Infrastructure
Operating income for our Water Infrastructure segment decreased $12 million, or 23.5%, for the first quarter of 2020 compared to the prior year, with operating margin also decreasing from 10.6% to 8.9%. Operating margin benefited from a decrease in restructuring and realignment costs of $4 million in 2020. Excluding these restructuring and realignment costs, adjusted operating income decreased $16 million, or 26.7%, with adjusted operating margin decreasing from 12.4% to 10.0%. The decrease in adjusted operating margin for the quarter was primarily due to cost inflation, unfavorable volume, impacted significantly by COVID-19, unfavorable mix, negative currency impacts and increased spending on strategic investments. These impacts were partially offset by cost reductions from our global procurement and productivity initiatives and price realization.
Applied Water
Operating income for our Applied Water segment decreased $9 million, or 16.1%, for the first quarter of 2020 compared to the prior year, with operating margin also decreasing from 14.8% to 13.9%. Operating margin benefited from a decrease in restructuring and realignment costs of $1 million in 2020. Excluding these restructuring and realignment costs, adjusted operating income decreased $10 million, or 16.9%, with adjusted operating margin decreasing from 15.6% to 14.5%. The decrease in adjusted operating margin was primarily due to cost inflation, unfavorable volume, impacted significantly by COVID-19, and increased cost of quality. These impacts were partially offset by cost reductions from our global procurement and productivity initiatives and price realization.
Measurement & Control Solutions
Operating income for our Measurement & Control Solutions segment decreased $28 million, or 175.0%, for the first quarter of 2020 compared to the prior year, resulting in an operating loss of $12 million, with operating margin also decreasing from 4.3% to (3.5)%. Operating margin benefited from a decrease in restructuring and realignment costs of $6 million during the year and $4 million of special charges incurred during 2019 that did not recur in 2020. Excluding these items, adjusted operating income decreased $38 million, or 135.7%, for the quarter, resulting in an adjusted operating loss of $10 million, with adjusted operating margin decreasing from 7.4% to (2.9)%. The decrease in adjusted operating margin was primarily due to increased cost of quality, primarily due to a $15 million warranty charge recorded during the quarter for a firmware issue in some of our meters, unfavorable volume, impacted significantly by COVID-19, cost inflation, unfavorable mix and increased spending on strategic investments. These impacts were partially offset by cost reductions from our global procurement and productivity initiatives and price realization.
Corporate and other
Operating loss for corporate and other decreased $1 million, or 7.1%, for the first quarter of 2020 compared to the prior year.
Interest Expense
Interest expense was $16 million for the three months ended March 31, 2020 and $18 million for the three months ended March 31, 2019. The decrease in interest expense for the three month period ended March 31, 2020 is primarily driven by the impact of cross currency swaps during the quarter and, to a lesser extent, the favorable interest rates associated with our Euro Commercial Paper Program borrowings as compared to borrowings from U.S. Dollar Commercial Paper Program during 2019. See Note 10, "Derivative Financial Instruments", of our condensed consolidated financial statements for a description of our cross currency swaps. See Note 12, "Credit Facilities and Debt", of our condensed consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for the three months ended March 31, 2020 was $4 million resulting in an effective tax rate of 10.0%, compared to a $15 million charge resulting in an effective tax rate of 16.6% for the same period in 2019. The effective tax rate for the three month period ended March 31, 2020 differs from the United States federal statutory rate primarily due to the mix of earnings in jurisdictions, partially offset by the Global Intangible Low-Taxed Income ("GILTI") inclusion. Additionally, the effective tax rate for the three month period ended March 31, 2020 is lower than the same period in 2019 due to the relative impact of the benefit from favorable equity compensation deductions on the effective tax rate.
Other Comprehensive (Loss) Income
Other comprehensive loss was $87 million for the three months ended March 31, 2020 compared to income of $20 million for the same period in 2019. Foreign currency translation contributed unfavorable year-over-year impacts for the quarter of $107 million, driven primarily by the weakening of the Great British Pound, the Canadian Dollar, the Australian Dollar and the Chinese Yuan as compared to the U.S. Dollar in 2020 versus the strengthening of these currencies in the same prior year period. Additionally, the weakening of the Euro and the South African Rand as compared to the U.S. Dollar was greater in 2020 than the weakening of these currencies in the prior year. These unfavorable currency translation impacts were partially offset by the movement in our Euro net investment hedges during the quarter. In addition to net unfavorable foreign currency translation impacts, there was an unfavorable impact from the movement of tax on the net investment hedges as compared to the prior year of $10 million during the quarter that contributed to the loss. Partially offsetting these unfavorable drivers was the decreased loss in derivative hedge agreements during the year.

Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Three Months Ended
	March 31,
(In millions)	2020	2019	Change
Operating activities	$(2)	$83	$(85)
Investing activities	(48)	(77)	29
Financing activities	87	(29)	116
Foreign exchange (a)	(22)	2	(24)
Total	$15	$(21)	$36
(a)The impact is primarily due to the weakness of the Euro, the Canadian Dollar, the Chinese Yuan, the Russian Ruble and various other currencies against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
Net cash used by operating activities was $2 million for the three months ended March 31, 2020 as compared to net cash provided of $83 million in the comparable prior year period. This net decrease was primarily driven by the change in working capital levels as compared to the prior year, largely resulting from the sequential use of working capital following the low levels we saw at the end of 2019, and a decrease in cash from earnings.
Investing Activities
Cash used in investing activities was $48 million for the three months ended March 31, 2020 as compared to $77 million in the comparable prior year period. This decrease in cash used of $29 million was mainly driven by lower spending on capital expenditures compared to the prior year, which included the purchase of a building and new software tools, and a $5 million reduction in spending on acquisitions.
Financing Activities
Cash generated by financing activities was $87 million for the three months ended March 31, 2020 as compared to cash used of $29 million in the comparable prior year period. This net increase in cash from financing activities during the period was primarily due to higher levels of short-term debt during the first quarter of 2020, partially offset by an increase in share repurchase activity of $21 million.
Funding and Liquidity Strategy
Our ability to fund our capital needs depends on our ongoing ability to generate cash from operations and access to bank financing and the capital markets. As a result of uncertainties caused by the COVID-19 pandemic, we are reevaluating aspects of our spending, including capital expenditures, strategic investments and dividends. We are also considering available federal, state and foreign tax programs related to timing of tax payments and deductions to further manage our liquidity. Historically, we have generated operating cash flow sufficient to fund our primary cash needs. The potentially prolonged economic effects of the COVID-19 pandemic may impact the Company’s future operating cash flows. If our cash flows from operations are less than we expect, we may need to incur debt or issue equity. From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. There can be no assurance that such financing will be available to us on acceptable terms or that such financing will be available at all.

We monitor our global funding requirements and seek to meet our liquidity needs on a cost effective basis. The future impact of the COVID-19 pandemic is uncertain and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.

We have considered the impacts of the COVID-19 pandemic on our liquidity and capital resources and do not currently expect it to impact our ability to meet future liquidity needs or continue to comply with debt covenants. Based on our current global cash positions, cash flows from operations and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements.  In addition, our existing committed credit facilities and access to the public debt markets would provide further liquidity if required. Currently, we have available liquidity of approximately $1.7 billion, consisting of cash and available credit facilities, including term loan facilities as disclosed in Note 12, "Credit Facilities and Debt", of our condensed consolidated financial statements. Our debt repayment obligations in 2020 consist of $268 million in outstanding commercial paper and $191 million of other borrowings. Our next long term debt maturity is October 2021.
Risk related to these items are described below and under Item 1A, "Risk Factors".
Credit Facilities & Long-Term Contractual Commitments
See Note 12, "Credit Facilities and Debt", of our condensed consolidated financial statements for a description of our credit facilities and long-term debt.
Non-United States Operations
We generated approximately 50% and 51% of our revenue from non-United States operations for the three months ended March 31, 2020 and 2019, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-United States operations and expect that a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the United States and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities and reassess whether there is a need to repatriate funds held internationally to support our United States operations. As of March 31, 2020, we have provided a deferred tax liability of $8 million for net foreign withholding taxes and state income taxes on $505 million of earnings expected to be repatriated to the United States parent as deemed necessary in the future.
Critical Accounting Estimates
Our discussion and analysis of our results of operations and capital resources are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain, particularly at this time and moving forward given the uncertainty around the magnitude and duration of the COVID-19 pandemic. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Annual Report describes the critical accounting estimates used in preparation of the condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. Other than as discussed below, there have been no significant changes in the information concerning our critical accounting estimates as stated in our 2019 Annual Report.
The carrying value of our Advanced Infrastructure Analytics (“AIA”) goodwill reporting unit is $169 million as of March 31, 2020. During the fourth quarter of 2019 we completed our annual goodwill assessment. Our 2019 impairment analysis indicated that the fair value of the AIA reporting unit exceeded its carrying value by less than 20%. We used the income approach to determine the fair value of our goodwill reporting units. Under the income approach, the fair value of the reporting units was based on the present value of the estimated cash flows that the reporting unit is expected to generate over its remaining life. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate was based on the weighted average cost of capital appropriate for the reporting unit.
Given the uncertainty of the future impact of the COVID-19 pandemic, further deterioration of our future cash flows may lead to a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
See Item 1A, "Risk Factors" for a discussion of the potential impacts of COVID-19 on the fair value of our assets.

New Accounting Pronouncements
See Note 2, "Recently Issued Accounting Pronouncements", to the condensed consolidated financial statements for a complete discussion of recent accounting pronouncements.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no other material change in the information concerning market risk as stated in our 2019 Annual Report.

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

PART II

ITEM 1.             LEGAL PROCEEDINGS
From time to time we are involved in legal and regulatory proceedings that are incidental to the operation of our businesses (or the business operations of previously owned entities). These proceedings may seek remedies relating to environmental matters, tax, intellectual property matters, acquisitions or divestitures, product liability and personal injury claims, privacy, employment, labor and pension matters, government contract issues and commercial or contractual disputes. See Note 18, "Commitments and Contingencies", to the condensed consolidated financial statements for further information and any updates.

ITEM 1A.        RISK FACTORS
Information regarding our risk factors appears in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 28, 2020 ("Annual Report"). These risk factors describe some of the assumptions, risks, uncertainties and other factors that could materially and adversely affect our business, financial condition or operating results. In addition, the following risk factor represents a material change in our risk factors from those disclosed in Item 1A. of our Annual Report.
Our business, results of operations and stock price have been adversely impacted by the coronavirus disease 2019 (COVID-19), and we are unable to predict the full extent to which COVID-19 may adversely impact our business, operations, financial condition, results of operations, and stock price in the future.
The coronavirus disease 2019 (COVID-19) pandemic has created significant global volatility, uncertainty and economic disruption. The global spread of the COVID-19 pandemic has curtailed the movement of people, goods and services worldwide, including in many of the regions where we sell our products and services and conduct operations. Public health officials have recommended, or governments have mandated, precautions to mitigate the spread of COVID-19, including stay at home or similar measures in many of the areas in which we operate. This has resulted in temporary production impacts at several of our facilities over the past several months, and also curtailed the business and operations of some of our customers and suppliers.
The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, supply chains and businesses, and we have experienced, and expect to continue to experience, unpredictable interruptions at our suppliers and reductions in demand for certain of our products and services as the COVID-19 pandemic has also had an adverse impact on many of the customers we serve. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our business, operations, financial condition and results, and stock price remains uncertain and difficult to predict, but we expect our results to be adversely impacted beyond the quarter ending March 31, 2020.
The extent to which the COVID-19 pandemic impacts our business, operations, financial condition and results, and stock price will depend on numerous evolving factors that remain uncertain, many of which are not within our control or which we may not effectively respond to, including: the duration and scope of the pandemic; governmental, business and individuals’ mandates, actions and protocols that have been and continue to be taken in response to the pandemic; shortage of labor due to stay at home mandates, quarantines or prolonged illness of our employees or that of our customers or suppliers; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers’ demand for our products and services, including slowed decision-making, delay or cancellation of orders or planned projects, or termination of existing agreements; the ability of our suppliers to supply us with products, parts and raw materials, including the ability of our suppliers to meet logistics or delivery requirements; our ability to sell and provide our products and services, including as a result of travel restrictions and people working from home; the ability of our customers to pay for our products and services; any closures of our and our customers’ facilities or suspension of operations; commodity cost volatilities; and the pace of recovery when the COVID-19 pandemic subsides, as well as response to potential recurrence.
Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has, and may continue to, adversely impact our stock price. The financial and capital market volatility may also increase our cost of capital or may limit the availability of additional capital or make it more difficult to secure, possibly only on terms less favorable to us. A sustained downturn may impact our liquidity position, including our ability to continue to pay dividends. A sustained downturn in the financial markets and asset values may also result in the carrying value of our goodwill or other intangible assets exceeding their fair value, which may require us to recognize an impairment to those assets. The effects of the COVID-19 pandemic, including remote working arrangements for employees, may also impact our financial reporting systems and internal control over financial reporting.
Further, the COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, could also precipitate or aggravate the other risk factors that we identify in our 2019 Annual Report on Form 10-K, which could materially adversely affect our business, financial condition, results of operations and/or stock price. Additionally, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended March 31, 2020:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
1/1/20 - 1/31/20	—	—	—	$338
2/1/20 - 2/29/20	—	—	—	$338
3/1/20 - 3/31/20	0.7	77.06	0.7	$288
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. For the three months ended March 31, 2020, we repurchased 0.7 million shares for $50 million. There are up to $288 million in shares that may still be purchased under this plan as of March 31, 2020.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.             OTHER INFORMATION
None.

ITEM 6.             EXHIBITS
See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

3.1	Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2	Fourth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.2 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

10.35	Term Loan Agreement, dated as of April 25, 2020 among Xylem Europe GmbH, as borrower, Xylem Inc., as parent guarantor and ING Bank, as lender (including Form of Parent Guarantee)	Filed herewith.

10.36	Term Loan Agreement, dated April 30, 2020 among Xylem Inc., as borrower, and Australia and New Zealand Banking Group Limited, as lender	Filed herewith.

101.0	The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
104.0	The cover page from Xylem Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2020 formatted in Inline XBRL and contained in Exhibit 101.0.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri McShane
Geri McShane
Vice President, Controller and Chief Accounting Officer

May 5, 2020