Form 10-Q
period 2020-06-30
Xylem Inc.
filed 2020-07-30
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of July 24, 2020, there were 179,959,293 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Six Months
For the period ended June 30,	2020	2019	2020	2019
Revenue	$1,160	$1,345	$2,283	$2,582
Cost of revenue	726	819	1,440	1,582
Gross profit	434	526	843	1,000
Selling, general and administrative expenses	288	294	585	597
Research and development expenses	44	47	93	98
Restructuring and asset impairment charges	48	14	50	25
Operating income	54	171	115	280
Interest expense	18	18	34	36
Other non-operating (expense) income, net	(1)	3	(4)	5
Gain from sale of business	—	—	—	1
Income before taxes	35	156	77	250
Income tax expense	4	17	8	32
Net income	$31	$139	$69	$218
Earnings per share:
Basic	$0.17	$0.77	$0.38	$1.21
Diluted	$0.17	$0.77	$0.38	$1.20
Weighted average number of shares:
Basic	180.0	180.0	180.1	179.9
Diluted	180.6	181.2	181.0	181.1
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Six Months
For the period ended June 30,	2020	2019	2020	2019
Net income	$31	$139	$69	$218
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	35	(18)	(43)	11
Net change in derivative hedge agreements:
Unrealized gain (loss)	6	—	4	(9)
Amount of loss reclassified into net income	—	2	3	4
Net change in postretirement benefit plans:
Amortization of prior service credit	(1)	(1)	(2)	(2)
Amortization of net actuarial loss into net income	5	3	10	6
Other comprehensive income (loss), before tax	45	(14)	(28)	10
Income tax (benefit) expense related to items of other comprehensive income (loss)	(7)	(3)	7	1
Other comprehensive income (loss), net of tax	52	(11)	(35)	9
Comprehensive income	$83	$128	$34	$227
Less: comprehensive loss attributable to noncontrolling interests	—	—	(1)	—
Comprehensive income attributable to Xylem	$83	$128	$35	$227
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	June 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$1,577	$724
Receivables, less allowances for discounts, returns and doubtful accounts of $35 and $35 in 2020 and 2019, respectively	956	1,036
Inventories	595	539
Prepaid and other current assets	173	151
Total current assets	3,301	2,450
Property, plant and equipment, net	635	658
Goodwill	2,820	2,839
Other intangible assets, net	1,108	1,174
Other non-current assets	580	589
Total assets	$8,444	$7,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$498	$597
Accrued and other current liabilities	663	628
Short-term borrowings and current maturities of long-term debt	212	276
Total current liabilities	1,373	1,501
Long-term debt	3,031	2,040
Accrued postretirement benefits	446	445
Deferred income tax liabilities	304	310
Other non-current accrued liabilities	425	447
Total liabilities	5,579	4,743
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 194.5 shares and 193.9 shares in 2020 and 2019, respectively	2	2
Capital in excess of par value	2,012	1,991
Retained earnings	1,838	1,866
Treasury stock – at cost 14.5 shares and 13.7 shares in 2020 and 2019, respectively	(587)	(527)
Accumulated other comprehensive loss	(409)	(375)
Total stockholders’ equity	2,856	2,957
Non-controlling interests	9	10
Total equity	2,865	2,967
Total liabilities and stockholders’ equity	$8,444	$7,710

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the six months ended June 30,	2020	2019
Operating Activities
Net income	$69	$218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58	58
Amortization	68	69
Share-based compensation	16	16
Restructuring and asset impairment charges	50	25
Gain from sale of business	—	(1)
Other, net	18	4
Payments for restructuring	(12)	(12)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	48	(68)
Changes in inventories	(63)	(10)
Changes in accounts payable	(86)	(23)
Other, net	13	(70)
Net Cash – Operating activities	179	206
Investing Activities
Capital expenditures	(95)	(129)
Acquisitions of businesses, net of cash acquired	—	(18)
Proceeds from sale of business	—	(2)
Other, net	7	3
Net Cash – Investing activities	(88)	(146)
Financing Activities
Short-term debt issued, net	359	257
Short-term debt repaid	(422)	(113)
Long-term debt issued, net	987	—
Repurchase of common stock	(60)	(39)
Proceeds from exercise of employee stock options	5	8
Dividends paid	(95)	(87)
Other, net	—	(1)
Net Cash – Financing activities	774	25
Effect of exchange rate changes on cash	(12)	2
Net change in cash and cash equivalents	853	87
Cash and cash equivalents at beginning of year	724	296
Cash and cash equivalents at end of period	$1,577	$383
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$45	$45
Income taxes (net of refunds received)	$11	$74
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, postretirement obligations and assets, revenue recognition, income tax contingency accruals and valuation allowances, goodwill and indefinite lived intangible impairment testing, contingent liabilities and lease accounting. The global outbreak of the novel coronavirus (COVID-19) disease was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has created significant global volatility, uncertainty and economic disruption. The COVID-19 pandemic also has caused increased uncertainty in estimates and assumptions affecting the condensed consolidated financial statements. Actual results could differ from these estimates.
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

Note 3. Acquisitions and Divestitures
Acquisitions
During the three and six months ended June 30, 2020 we spent approximately $0 million, net of cash received on acquisition activity.

During the three and six months ended June 30, 2019 we spent approximately $13 million and $18 million, net of cash received on acquisition activity, respectively.

Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Revenue from contracts with customers	$1,114	$1,281	$2,188	$2,459
Lease Revenue	46	64	95	123
Total	$1,160	$1,345	$2,283	$2,582
The following table reflects revenue from contracts with customers by application:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Water Infrastructure
Transport	$350	$396	$668	$742
Treatment	105	101	176	178

Applied Water
Building Services	187	216	374	429
Industrial Water	150	178	301	344

Measurement & Control Solutions
Water	161	195	344	394
Energy	70	85	142	158
Software as a Service	23	25	44	49
Test	68	85	139	165

Total	$1,114	$1,281	$2,188	$2,459

The following table reflects revenue from contracts with customers by geographical region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Water Infrastructure
United States	$144	$160	$265	$293
Europe	177	179	334	339
Asia Pacific	81	94	140	168
Other	53	64	105	120

Applied Water
United States	183	212	374	413
Europe	81	92	163	186
Asia Pacific	36	41	60	80
Other	38	49	79	94

Measurement & Control Solutions
United States	212	252	433	488
Europe	58	64	132	136
Asia Pacific	25	27	47	59
Other	26	47	56	83

Total	$1,114	$1,281	$2,188	$2,459
Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to costs incurred to perform in advance of scheduled billings. Contract liabilities relate to payments received in advance of performance under the contracts. Changes in contract assets and liabilities are due to our performance under the contract.
The table below provides contract assets, contract liabilities, and significant changes in contract assets and liabilities:

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2019	$96	$113
Additions, net	55	84
Revenue recognized from opening balance	—	(66)
Billings	(50)	—
Other	10	—
Balance at June 30, 2019	$111	$131

Balance at January 1, 2020	$106	$135
Additions, net	63	85
Revenue recognized from opening balance	—	(70)
Billings	(60)	—
Other	(2)	(4)
Balance at June 30, 2020	$107	$146
(a)Excludes receivable balances which are disclosed on the balance sheet

Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of June 30, 2020, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $467 million. We expect to recognize the majority of revenue upon the completion of satisfying these performance obligations in the following 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 5. Restructuring and Asset Impairment Charges
Restructuring
In response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic, on June 2, 2020 management committed to restructuring activities across our businesses and functions globally. The plan is designed to support our long-term financial resilience and simplify our operations, strengthen our competitive positioning and better serve our customers.
As a result of this action, during the three and six months ended June 30, 2020, we recognized restructuring charges of $38 million and $40 million, respectively. These charges included reduction of headcount across segments and asset impairments within our Measurement & Control Solutions segment. Immaterial restructuring charges incurred during the first quarter are included in the plan information presented below.
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
The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
By component:
Severance and other charges	$21	$13	$23	$20
Lease related charges	—	—	—	1
Asset impairment	17	1	17	1
Total restructuring charges	$38	$14	$40	$22
Asset impairment	10	—	10	3
Total restructuring and asset impairment charges	$48	$14	$50	$25

By segment:
Water Infrastructure	$6	$7	$8	$11
Applied Water	2	2	2	2
Measurement & Control Solutions	40	5	40	12

The following table displays a roll-forward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within "accrued and other current liabilities" and "other non-current accrued liabilities", for the six months ended June 30, 2020 and 2019:

(in millions)	2020	2019
Restructuring accruals - January 1	$27	$5
Restructuring charges	40	22
Cash payments	(12)	(12)
Asset impairment	(17)	(1)
Foreign currency and other	(1)	—
Restructuring accruals - June 30	$37	$14

By segment:
Water Infrastructure	$4	$4
Applied Water	1	2
Measurement & Control Solutions	27	5
Regional selling locations (a)	4	3
Corporate and other	1	—
(a)Regional selling locations consist primarily of selling and marketing organizations and related support services that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.
The following table presents expected restructuring spend for actions commenced as of June 30, 2020:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2020:
Total expected costs	$28	$13	$34	$3	$78
Costs incurred during Q1 2020	1	—	—	—	1
Costs incurred during Q2 2020	5	2	30	—	37
Total expected costs remaining	$22	$11	$4	$3	$40

Actions Commenced in 2019:
Total expected costs	$20	$5	$27	$—	$52
Costs incurred during 2019	18	5	27	—	50
Costs incurred during Q1 2020	1	—	—	—	1
Costs incurred during Q2 2020	1	—	—	—	1
Total expected costs remaining	$—	$—	$—	$—	$—

Actions Commenced in 2017:
Total expected costs	$8	$5	$4	$—	$17
Costs incurred during 2017	5	4	2	—	11
Costs incurred during 2018	2	1	1	—	4
Costs incurred during 2019	1	—	1	—	2
Costs incurred during Q1 2020	—	—	—	—	—
Costs incurred during Q2 2020	—	—	—		—
Total expected costs remaining	$—	$—	$—	$—	$—

The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2020 consist primarily of severance charges across segments and asset impairment charges in our Measurement & Control Solutions segment. These actions are expected to continue through 2021. The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2019 consist primarily of severance charges. The actions commenced in 2019 are complete. The Water Infrastructure, Applied Water and Measurement & Control Solutions actions commenced in 2017 consist primarily of severance charges and are complete.
The discontinuance of a product line resulted in $17 million of asset impairments, primarily related to customer relationships, trademarks and fixed assets within our Measurement & Control Solutions segment.
Asset Impairment
During the second quarter of 2020 we determined that internally developed in-process software within our Measurement & Control Solutions segment was impaired as a result of actions taken to prioritize strategic investments. Accordingly we recognized an impairment charge of $10 million. Refer to Note 9, "Goodwill and Other Intangible Assets," for additional information.
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
The income tax provision for the three months ended June 30, 2020 was $4 million resulting in an effective tax rate of 10.9%, compared to a $17 million expense resulting in an effective tax rate of 10.5% for the same period in 2019. The income tax provision for the six months ended June 30, 2020 was $8 million resulting in an effective tax rate of 10.4%, compared to a $32 million expense resulting in an effective tax rate of 12.8% for the same period in 2019. The effective tax rate for the three and six month periods ended June 30, 2020 differs from the United States federal statutory rate primarily due to the mix of earnings in jurisdictions, partially offset by the Global Intangible Low-Taxed Income ("GILTI") inclusion. Additionally, the effective tax rate for the three and six month periods ended June 30, 2020 differs from the same periods in 2019 due to the relative impact of the benefit from favorable equity compensation deductions on the effective tax rate as well as release of unrecognized tax benefits in 2020, offset by changes in tax law in Switzerland in 2019.
Unrecognized Tax Benefits
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities or litigation, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The amount of unrecognized tax benefits at June 30, 2020 was $126 million, as compared to $129 million at December 31, 2019, which if ultimately recognized will reduce our effective tax rate. We believe that it is reasonably possible that the unrecognized tax benefits will be reduced by approximately $1 million within the next 12 months as a result of the expiration of certain statutes of limitations. We classify interest expense relating to unrecognized tax benefits as a component of other non-operating expense, net, and tax penalties as a component of income tax expense in our Condensed Consolidated Income Statements. As of June 30, 2020, we had $9 million of interest accrued for unrecognized tax benefits.

During 2019, Xylem’s Swedish subsidiary received a tax assessment for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. The assessment asserts an aggregate amount of approximately $80 million for tax, penalties and interest. Xylem filed an appeal with the Administrative Court of Stockholm. Management, in consultation with external legal advisors, believes it is more likely than not that Xylem will prevail on the proposed assessment and is vigorously defending our position through litigation. As of June 30, 2020, we have not recorded any unrecognized tax benefits related to this uncertain tax position.

Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (in millions)	$31	$139	$69	$218
Shares (in thousands):
Weighted average common shares outstanding	179,933	179,964	180,043	179,842
Add: Participating securities (a)	32	35	29	30
Weighted average common shares outstanding — Basic	179,965	179,999	180,072	179,872
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	563	832	644	834
Dilutive effect of restricted stock units and performance share units	79	322	234	427
Weighted average common shares outstanding — Diluted	180,607	181,153	180,950	181,133
Basic earnings per share	$0.17	$0.77	$0.38	$1.21
Diluted earnings per share	$0.17	$0.77	$0.38	$1.20
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Stock options	1,766	1,418	1,567	1,406
Restricted stock units	441	382	377	365
Performance share units	313	455	299	463

Note 8. Inventories
The components of total inventories are summarized as follows:

(in millions)	June 30, 2020	December 31, 2019
Finished goods	$234	$212
Work in process	54	47
Raw materials	307	280
Total inventories	$595	$539

Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2020 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Balance as of January 1, 2020	$651	$513	$1,675	$2,839
Activity in 2020
Foreign currency and other	(3)	(1)	(15)	(19)
Balance as of June 30, 2020	$648	$512	$1,660	$2,820

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	June 30, 2020			December 31, 2019
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$922	$(374)	$548	$945	$(352)	$593
Proprietary technology and patents	200	(117)	83	204	(111)	93
Trademarks	139	(55)	84	148	(52)	96
Software	449	(227)	222	428	(206)	222
Other	21	(16)	5	20	(16)	4
Indefinite-lived intangibles	166	—	166	166	—	166
Other Intangibles	$1,897	$(789)	$1,108	$1,911	$(737)	$1,174
Amortization expense related to finite-lived intangible assets was $33 million and $68 million for the three and six month periods ended June 30, 2020, respectively, and $34 million and $69 million for the three and six month periods ended June 30, 2019, respectively.
During the second quarter of 2020, we recognized impairment charges of $16 million primarily related to customer relationships and trademarks due to discontinuance of a product line within our Measurement & Control Solutions segment. We also determined that internally developed in-process software within our Measurement & Control Solutions segment was impaired as a result of actions taken to prioritize strategic investments and recognized an impairment charge of $10 million.
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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $257 million and $0 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, purchase Polish Zloty and sell Euro, purchase U.S. Dollar and sell Canadian Dollar, and to sell Canadian Dollar and purchase Euro. The purchased notional amounts associated with these currency derivatives are $100 million, $83 million, $25 million, $16 million, $15 million and $13 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross Currency Swaps
Beginning in 2015, we entered into cross currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During 2019 we entered into additional cross currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $720 million and $714 million as of June 30, 2020 and December 31, 2019, respectively.
In July 2020, we entered into additional cross currency swaps with a notional amount $425 million to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $559 million and $554 million as of June 30, 2020 and December 31, 2019, respectively, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain (loss) recognized in OCI	$6	$—	$4	$(9)
Amount of (gain) loss reclassified from OCI into revenue	(1)	1	1	2
Amount of loss reclassified from OCI into cost of revenue	1	1	2	2

Net Investment Hedges
Cross Currency Swaps
Amount of gain (loss) recognized in OCI	$(22)	$(8)	$23	$(1)
Amount of income recognized in Interest Expense	5	4	$9	$7
Foreign Currency Denominated Debt
Amount of gain (loss) recognized in OCI	$(15)	$(6)	$(5)	$1

As of June 30, 2020, $4 million of net gains on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of June 30, 2020, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our foreign exchange contracts currently included in our hedging program designated as hedging instruments were as follows:

(in millions)	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Other current assets	$4	$—
Net Investment Hedges
Other non-current assets	$19	$4
Liabilities
Net Investment Hedges
Other non-current accrued liabilities	$(13)	$(24)
The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $582 million and $591 million as of June 30, 2020 and December 31, 2019, respectively.

Note 11. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

(in millions)	June 30, 2020	December 31, 2019
Compensation and other employee benefits	$196	$199
Customer-related liabilities	166	153
Accrued taxes	83	79
Lease liabilities	57	61
Accrued warranty costs	56	36
Other accrued liabilities	105	100
Total accrued and other current liabilities	$663	$628

Note 12. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	June 30, 2020	December 31, 2019
1.950% Senior Notes due 2028 (a)	$500	$—
2.250% Senior Notes due 2031 (a)	500	—
4.875% Senior Notes due 2021 (b)	600	600
2.250% Senior Notes due 2023 (b)	562	557
3.250% Senior Notes due 2026 (b)	500	500
4.375% Senior Notes due 2046 (b)	400	400
Commercial paper	50	276
Other	162	—
Debt issuance costs and unamortized discount (c)	(31)	(17)
Total debt	3,243	2,316
Less: short-term borrowings and current maturities of long-term debt	212	276
Total long-term debt	$3,031	$2,040
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2028 and 2031 was $504 million and $503 million, respectively, as of June 30, 2020.
(b)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2021 was $630 million and $629 million as of June 30, 2020 and December 31, 2019, respectively. The fair value of our Senior Notes due 2023 was $582 million and $591 million as of June 30, 2020 and December 31, 2019, respectively. The fair value of our Senior Notes due 2026 was $551 million and $518 million as of June 30, 2020 and December 31, 2019, respectively. The fair value of our Senior Notes due 2046 was $439 million and $431 million as of June 30, 2020 and December 31, 2019, respectively.
(c)The debt issuance costs and unamortized discount are recognized as a reduction in the carrying value of the Senior Notes in the Condensed Consolidated Balance Sheets and are being amortized to interest expense in our Condensed Consolidated Income Statements over the expected remaining terms of the Senior Notes.
Senior Notes
On June 26, 2020, we issued 1.950% Senior Notes of $500 million aggregate principal amount due January 2028 (the “Senior Notes due 2028”) and 2.250% Senior Notes of $500 million aggregate principal amount due January 2031 (the “Senior Notes due 2031" and, together with the Senior Notes due 2028, the “Green Bond”).
The Green Bond includes covenants that restrict our ability, and the ability of our restricted subsidiaries, to incur debt secured by liens on certain property above a threshold, to engage in certain sale and leaseback transactions involving certain property above a threshold, and to consolidate or merge, or convey or transfer all or substantially all of our assets. We may redeem the Green Bond at any time, at our option, subject to certain conditions, at specified redemption prices, plus accrued and unpaid interest to the redemption date.
If a change of control triggering event (as defined in the applicable Green Bond indenture) occurs, we will be required to make an offer to purchase the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.
Interest on the Green Bond is payable on January 30 and July 30 of each year beginning on January 30, 2021. As of June 30, 2020, we are in compliance with all covenants for the Green Bond.
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
Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of June 30, 2020, we are in compliance with all covenants for the Senior Notes.
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
The 2019 Credit Facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio (or maximum leverage ratio), which will be based on the last four fiscal quarters, and in addition a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2019 Credit Facility also contains customary events of default.  Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2019 Credit Facility, subject to certain requirements and conditions set forth in the 2019 Credit Facility.
On June 22, 2020, Xylem entered into Amendment No. 1 to the 2019 Credit Facility which modified the financial covenant from a test based on the maximum leverage ratio (defined as consolidated total debt to consolidated EBITDA) to a test based on the net leverage ratio (defined as consolidated total debt less unrestricted cash and cash equivalents to consolidated EBITDA). This modification is effective through the quarter ending September 30, 2021, after which the covenant will revert back to the prior test maximum leverage ratio. The amendment also restricts stock repurchases until March 31, 2021, except for shares of common stock in an amount not to exceed the number of shares issued after the date of the Amendment, subject to customary exceptions. As of June 30, 2020, the 2019 Credit Facility was undrawn and we are in compliance with all revolver covenants.

Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $800 million inclusive of the 2019 Credit Facility. As of June 30, 2020 and December 31, 2019, $50 million and $0 million of the U.S. Dollar commercial paper program was outstanding, respectively, at a weighted average interest rate of 2.18%. We have the ability to continue borrowing under this program going forward in future periods.
Euro Commercial Paper Program
On June 3, 2019 Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $562 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of June 30, 2020 and December 31, 2019, $0 million and $276 million of the Company's Euro commercial paper program was outstanding, respectively. We have the ability to continue borrowing under this program going forward in future periods.
Term Loan Facilities
ING Bank Term Loan Facility
On April 25, 2020, the Company’s subsidiary, Xylem Europe GmbH (the “borrower”) entered into a 12-month €100 million (approximately $112 million) term loan facility, the terms of which are set forth in a term loan agreement among the borrower, the Company, as parent guarantor and ING Bank. The Company entered into a parent guarantee in favor of ING Bank also dated April 25, 2020 to secure all present and future obligations of the borrower under the Term Loan Agreement. Borrowings accrue interest at a rate equal to the EURIBOR or a replacement base rate, plus an applicable margin based on Xylem's credit rating. Xylem will also pay quarterly fees whether such commitment is used or unused. The full amount of $112 million has been drawn as of June 30, 2020 at a weighted average interest rate of 1.40%.
Australia & New Zealand Banking Group Limited Term Loan Facility
On April 30, 2020, the Company entered into a 12-month $50 million term loan facility the terms of which are set forth in a term loan agreement among the Company and Australia and New Zealand Banking Group Limited. Borrowings accrue interest at a rate equal to an adjusted LIBOR rate plus 1.50%. The full amount of $50 million has been drawn as of June 30, 2020 at a weighted average interest rate of 2.26%.

Note 13. Postretirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Domestic defined benefit pension plans:
Service cost	$1	$—	$2	$1
Interest cost	1	1	2	2
Expected return on plan assets	(2)	(2)	(4)	(4)
Amortization of net actuarial loss	1	1	2	1
Net periodic benefit cost	$1	$—	$2	$—
International defined benefit pension plans:
Service cost	$3	$2	$6	$5
Interest cost	3	5	6	10
Expected return on plan assets	(3)	(9)	(6)	(18)
Amortization of net actuarial loss	3	2	6	4
Net periodic benefit cost	$6	$—	$12	$1
Total net periodic benefit cost	$7	$—	$14	$1

The components of net periodic benefit cost other than the service cost component are included in the line item "Other non-operating income, net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other postretirement employee benefit plans was less than $1 million including net credits recognized into other comprehensive income of less than $1 million for both the three and six months ended June 30, 2020. The total net periodic benefit cost for other postretirement employee benefit plans was less than $1 million for both the three and six months ended June 30, 2019, including net credits recognized into other comprehensive income of $1 million for both the three and six months ended June 30, 2019.
We contributed $16 million and $9 million to our defined benefit plans during the six months ended June 30, 2020 and 2019, respectively. Additional contributions ranging between approximately $5 million and $15 million are expected during the remainder of 2020.
During the first quarter of 2020, the Company purchased a bulk annuity policy with an insurance company for its largest defined benefit plan in the UK, as a plan asset, to facilitate the termination and buy-out of the plan. The bulk annuity fully insures the benefits payable to the participants of the plan until a full buy-out of the plan can be executed, which is expected to occur in 2021. Included in the Company's six months ended June 30, 2020 contributions is $5 million paid to meet the shortfall between the cost of the bulk annuity policy and the plan assets. As a result of the change in assets from a mix of equities and bonds to the bulk annuity, the plan's expected rate of return on assets was reduced to 1.00% at December 31, 2019. The rate at December 31, 2018 was 7.25%. On January 27, 2020, the plan's assets of $336 million were transferred to the insurance company for the purchase of the bulk annuity.

Note 14. Equity
The following table shows the changes in stockholders' equity for the six months ended June 30, 2020:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2020	$2	$1,991	$1,866	$(375)	$(527)	$10	$2,967
Cumulative effect of change in accounting principle	—	—	(2)	—	—	—	(2)
Net income	—	—	38	—	—		38
Other comprehensive loss, net	—	—	—	(86)	—	(1)	(87)
Dividends declared ($0.26 per share)	—	—	(48)	—	—	—	(48)
Stock incentive plan activity	—	13	—	—	(10)	—	3
Repurchase of common stock	—	—	—	—	(50)	—	(50)
Balance at March 31, 2020	$2	$2,004	$1,854	$(461)	$(587)	$9	$2,821
Net income	—	—	31	—	—	—	31
Other comprehensive income, net	—	—	—	52	—	—	52
Dividends declared ($0.26 per share)	—	—	(47)	—	—	—	(47)
Stock incentive plan activity	—	8	—	—	—	—	8
Balance at June 30, 2020	$2	$2,012	$1,838	$(409)	$(587)	$9	$2,865

The following table shows the changes in stockholders' equity for the six months ended June 30, 2019:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2019	$2	$1,950	$1,639	$(336)	$(487)	$14	$2,782
Sale of business	—	—	—	—	—	(2)	(2)
Net income	—	—	79	—	—	—	79
Other comprehensive income, net	—	—	—	20	—	—	20
Dividends declared ($0.24 per share)	—	—	(44)	—	—	—	(44)
Stock incentive plan activity	—	12	—	—	(14)	—	(2)
Repurchase of common stock	—	—	—	—	(25)	—	(25)
Balance at March 31, 2019	$2	$1,962	$1,674	$(316)	$(526)	$12	$2,808
Net income	—	—	139	—	—	—	139
Other comprehensive loss, net	—	—	—	(11)	—	—	(11)
Dividends declared ($0.24 per share)	—	—	(43)	—	—	—	(43)
Stock incentive plan activity	—	13	—	—	—	—	13
Balance at June 30, 2019	$2	$1,975	$1,770	$(327)	$(526)	$12	$2,906

Note 15. Share-Based Compensation Plans
Share-based compensation expense was $8 million and $16 million during the three and six months ended June 30, 2020, respectively, and $7 million and $16 million during the three and six months ended June 30, 2019, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $9 million, $29 million and $14 million, respectively, at June 30, 2020 and is expected to be recognized over a weighted average period of 2.2, 2.1 and 2.2 years, respectively. The amount of cash received from the exercise of stock options was $5 million and $8 million for the six months ended June 30, 2020 and 2019, respectively.

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2020:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2020	2,040	$48.56	6.3
Granted	548	74.00
Exercised	(131)	41.03
Forfeited and expired	(40)	77.28
Outstanding at June 30, 2020	2,417	$54.27	6.7	$34
Options exercisable at June 30, 2020	1,615	$44.49	5.4	$33
Vested and expected to vest as of June 30, 2020	2,309	$53.36	6.6	$33
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the six months ended June 30, 2020 was $5.6 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2020 grants:

Volatility	24.07%
Risk-free interest rate	15.12%
Dividend yield	1.43%
Expected term (in years)	5.8
Weighted-average fair value / share	$14.69
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
Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the six months ended June 30, 2020. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2020	512	$68.95
Granted	317	75.01
Vested	(237)	63.32
Forfeited	(21)	74.16
Outstanding at June 30, 2020	571	$74.42

ROIC Performance Share Unit Grants
The following is a summary of Return on Invested Capital ("ROIC") performance share unit grants for the six months ended June 30, 2020. The fair value of the ROIC performance share units is equal to the closing share price on the date of the grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2020	225	$64.51
Granted	78	78.30
Vested	(89)	49.15
Forfeited	(8)	77.05
Outstanding at June 30, 2020	206	$75.89

TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the six months ended June 30, 2020:

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2020	225	$75.80
Granted	78	100.69
Adjustment for Market Condition Achieved (a)	35	49.15
Vested	(124)	49.15
Forfeited	(8)	77.05
Outstanding at June 30, 2020	206	$96.47
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

Note 16. Capital Stock
For the three and six months ended June 30, 2020, the Company repurchased less than 0.1 million shares of common stock for less than $1 million and approximately 0.8 million shares of common stock for $60 million, respectively. For the three and six months ended June 30, 2019, the Company repurchased less than 0.1 million shares for less than $1 million and approximately 0.5 million shares for $39 million, respectively. Repurchases include both share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:

On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under the program for the three months ended June 30, 2020. For the six months ended June 30, 2020, we repurchased approximately 0.7 million shares for $50 million. There were no shares repurchased under the program for the three months ended June 30, 2019. For the six months ended June 30, 2019, we repurchased approximately 0.3 million shares for $25 million. There are up to $288 million in shares that may still be purchased under this plan as of June 30, 2020.
Aside from the aforementioned repurchase program, we repurchased less than 0.1 million shares and approximately 0.1 million shares for less than $1 million and approximately $10 million for the three and six months ended June 30, 2020, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. Likewise, we repurchased less than 0.1 million shares and approximately 0.2 million shares for less than $1 million and approximately $14 million for the three and six months ended June 30, 2019, respectively.

Note 17. Accumulated Other Comprehensive Loss
The following table provides the components of accumulated other comprehensive loss for the six months ended June 30, 2020:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2020	$(103)	$(269)	$(3)	$(375)
Foreign currency translation adjustment	(77)	—	—	(77)
Tax on foreign currency translation adjustment	(13)	—	—	(13)
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	4	—	4
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(2)	(2)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	2	2
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at March 31, 2020	$(193)	$(266)	$(2)	$(461)
Foreign currency translation adjustment	35	—	—	35
Tax on foreign currency translation adjustment	9	—	—	9
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	4	—	4
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized gain on derivative hedge agreements	—	—	6	6
Income tax benefit on unrealized gain on derivative hedge agreements	—	—	(1)	(1)
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(1)	(1)
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at June 30, 2020	$(149)	$(263)	$3	$(409)

The following table provides the components of accumulated other comprehensive loss for the six months ended June 30, 2019:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2019	$(121)	$(214)	$(1)	$(336)
Foreign currency translation adjustment	29	—	—	29
Tax on foreign currency translation adjustment	(4)	—	—	(4)
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	2	—	2
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(9)	(9)
Income tax benefit on unrealized loss on derivative hedge agreements	—	—	1	1
Reclassification of unrealized loss on derivative hedge agreements into revenue	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at March 31, 2019	$(96)	$(213)	$(7)	$(316)
Foreign currency translation adjustment	(18)	—	—	(18)
Tax on foreign currency translation adjustment	3	—	—	3
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	2	—	2
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at June 30, 2019	$(111)	$(211)	$(5)	$(327)

Note 18. Commitments and Contingencies
Legal Proceedings
From time to time we are involved in legal and regulatory proceedings that are incidental to the operation of our businesses (or the business operations of previously-owned entities). These proceedings may seek remedies relating to matters including environmental, tax, intellectual property, acquisitions or divestitures, product liability and personal injury, privacy, employment, labor and pension, government contract issues and commercial or contractual disputes.
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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $4 million and $5 million as of June 30, 2020 and December 31, 2019, respectively, for these general legal matters.
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
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of June 30, 2020 and December 31, 2019, the amount of surety bonds, bank guarantees, insurance letters of credit and stand-by letters of credit was $298 million and $340 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $3 million as of June 30, 2020 and December 31, 2019 for environmental matters.
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

Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. The table below provides the changes in our product warranty accrual:

(in millions)	2020	2019
Warranty accrual – January 1	$41	$60
Net charges for product warranties in the period	34	11
Settlement of warranty claims	(15)	(23)
Warranty accrual - June 30	$60	$48

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2019 Annual Report). The following tables contain financial information for each reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Revenue:
Water Infrastructure	$501	$561	$939	$1,043
Applied Water	337	394	675	773
Measurement & Control Solutions	322	390	669	766
Total	$1,160	$1,345	$2,283	$2,582
Operating Income:
Water Infrastructure	$73	$98	$112	$149
Applied Water	41	62	88	118
Measurement & Control Solutions	(46)	26	(58)	42
Corporate and other	(14)	(15)	(27)	(29)
Total operating income	$54	$171	$115	$280
Interest expense	$18	$18	$34	$36
Other non-operating (expense) income, net	(1)	3	(4)	5
Gain from sale of business	—	—	—	1
Income before taxes	$35	$156	$77	$250
Depreciation and Amortization:
Water Infrastructure	$16	$16	$31	$31
Applied Water	5	6	11	12
Measurement & Control Solutions	34	35	70	71
Regional selling locations (a)	7	4	11	8
Corporate and other	—	2	3	5
Total	$62	$63	$126	$127
Capital Expenditures:
Water Infrastructure	$8	$21	$18	$51
Applied Water	3	4	12	10
Measurement & Control Solutions	24	29	51	53
Regional selling locations (b)	8	5	12	9
Corporate and other	1	1	2	6
Total	$44	$60	$95	$129
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
This Report contains information that may constitute “forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Generally, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” "contemplate," "predict," “forecast,” “believe,” “target,” “will,” “could,” “would,” “should,” "potential," "may" and similar expressions identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. These forward-looking statements include any statements that are not historical in nature, including any statements about the capitalization of Xylem Inc. (the "Company"), the Company’s restructuring and realignment plans, future strategic plans and other statements that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future - including statements relating to orders, revenues, operating margins and earnings per share growth, and statements expressing general views about future operating results - are forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such forward-looking statements. Many of these risks and uncertainties are currently amplified by and may continue to be amplified by, or in the future may be amplified by, the novel coronavirus ("COVID-19") pandemic.
Factors that could cause results to differ materially from those anticipated include: overall economic and business conditions; uncertainty of the magnitude, duration, geographic reach and impact on the global economy of the COVID-19 pandemic; the current, and uncertain future, impact of the COVID-19 pandemic on our business, growth, projections, financial condition, operations, cash flows, and liquidity, including the impact of adverse economic conditions caused by the COVID-19 pandemic on our performance or customer markets; actual or potential other epidemics, pandemics or global health crises; geopolitical and other risks associated with our international operations, including military actions, protectionism, economic sanctions or trade barriers including tariffs and embargoes that could affect customer markets and our business, and non-compliance with laws, including foreign corrupt practice laws, data privacy, export and import laws and competition laws; potential for unexpected cancellations or delays of customer orders in our reported backlog; our exposure to fluctuations in foreign currency exchange rates; disruption, competition and pricing pressures in the markets we serve; industrial, governmental and private sector spending; the strength of housing and related markets; weather conditions; ability to retain and attract talent and key members of management; our relationship with and the performance of our supply chain including channel partners; our ability to successfully identify, complete and integrate acquisitions; our ability to borrow or to refinance our existing indebtedness and availability of liquidity sufficient to meet our needs; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; changes in the value of goodwill or intangible assets; the preliminary nature of our cost and savings estimates related to restructuring, realignment and related charges, including the timing of such charges and savings, which are subject to change as the Company makes decisions and refines estimates over time; timing delays in implementing restructuring, realignment and strategic initiatives; our ability to realize all of the cost savings anticipated in connection with restructuring and realignment; management and employee distraction resulting from restructuring actions; our ability to continue making strategic investments for growth; risks relating to product defects, product security, product liability and recalls; claims or investigations by governmental or regulatory bodies; cybersecurity attacks, breaches or other disruptions of information technology systems on which we rely; our sustainability initiatives; the anticipated use of proceeds from our green bond offering, including any failure to allocate the net proceeds to eligible green projects, or to meet or continue to meet the investment requirements of certain environmentally focused investors; litigation and contingent liabilities; and other factors set forth under “Item 1A. Risk Factors” in our 2019 Annual Report, "Item 1A. Risk Factors" in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in subsequent filings we have made or may make with the SEC.

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
This section summarizes the most significant impacts related to the COVID-19 pandemic that we have experienced to date, and we have included additional details as applicable throughout other sections of this Report. Many of these impacts did not begin to be felt broadly across our businesses until the latter part of the first quarter of 2020 and continued into the second quarter. In response to the COVID-19 pandemic, Xylem deployed a COVID-19 Response Team, responsible for Xylem's Pandemic Plan, which is designed to aid in prevention, preparedness, response and recovery at our sites.

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
Public health officials have recommended, or governments have mandated, precautions to mitigate the spread of COVID-19, including stay at home or similar measures in many of the areas in which we operate. Operationally, our production facilities located in Latin America, Europe and Asia Pacific experienced reduced production levels due to such measures. Currently our overall operating capacity remains just over 90% globally, with all of our production facilities operational. Our production facilities continue to spread out operations over multiple shifts and implement other protective measures such as temperature screening and social distancing while maintaining operational capabilities in order to maintain a safe work environment.
The COVID-19 pandemic is also adversely affecting, and is expected to continue to adversely affect, our operations, supply chains and businesses. While we expect, from time to time, to experience unpredictable interruptions with our external suppliers, we have enhanced our supplier pulsing and redundancy to minimize those impacts.
To date, the most significant impacts were experienced in volume reductions ranging across all segments and major geographic regions.
Future demand for our products and services is uncertain as the COVID-19 pandemic has also had an adverse impact on many of the customers we serve. As such, we have and may continue to experience decreased or delayed demand for our products and services, as well as changes in the payment patterns of our customers. At the end of the second quarter, total backlog increased 11.8% as compared to December 31, 2019 and there has not been a notable increase in contract cancellations to date. In many cases, Xylem’s products and services are considered "essential services" under various governmental mandates, and as a result we did not experience significant issues in our ability to distribute products or services, aside from customer-driven project delays and shipping delays due to stay at home measures. However, because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain and rapidly changing, the pandemic’s ongoing and future impacts on our business, financial condition, results of operations, and stock price remains uncertain and difficult to predict, but we expect our results to continue to be adversely impacted beyond the quarter ending June 30, 2020.
In response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic, management committed to restructuring activities across our businesses and functions globally. These initiatives are designed to support our long-term financial resilience and simplify our operations, strengthen our competitive positioning and better serve our customers. In light of the uncertainty created by the COVID-19 pandemic, we have also proactively taken further cost reduction actions which include a temporary 20% reduction in the base salary of the Company's Chief Executive Officer ("CEO") and all direct reports to the CEO and a temporary 20% reduction in annual cash retainer fees payable to our Board of Directors. These temporary reductions are effective from June 1, 2020 through December 31, 2020. Additionally, we have committed to reduced capital expenditure and discretionary operating spending during the year.
Xylem has taken measures to protect the health and safety of our employees and work with our customers to minimize potential disruptions. In the first quarter, we implemented a support pay program for employees impacted by COVID-19, and an essential services premium pay program for the benefit of employees whose roles are classified as an “essential service” and, as such, are required to work either onsite at a Xylem facility or in the field supporting customers during periods of mandated stay at home or similar measures. These programs will remain in place through the third quarter of 2020 and continue to be evaluated for continuation as necessary going forward. Xylem Watermark, our corporate social responsibility program, is also supporting our communities in addressing the challenges posed by this global pandemic through its partnership with Americares and UNICEF, as well as the expansion of the Partner Community Grants program and other philanthropic commitments.
Many of our offices globally have transitioned to a fully remote work from home status, with no material disruption to operations, financial reporting systems, internal control over financial reporting or disclosure controls and procedures. As public health officials and governments ease recommendations and regulations regarding stay at home measures, our COVID-19 Response Team is applying a set of Xylem "Return to Workplace" health and safety guidelines for remote workers to return to our facilities. These guidelines require government officials to first declare an easing of their restrictions, upon which we do a full review of our site to determine its readiness and follow a phased return to work approach, all in service to help ensure the safety of our people.

We will continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19. We continue to assess possible implications to our business, supply chain and customers, and to take necessary actions in an effort to mitigate adverse consequences.
Risk related to these items are described in further detail under "Item 1A. Risk Factors" in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
Executive Summary
Xylem reported revenue for the second quarter of 2020 of $1,160 million, a decrease of 13.8% compared to $1,345 million reported in the second quarter of 2019. On a constant currency basis, revenue decreased by $160 million, or 11.9%, driven entirely by organic declines across all segments and all end markets. Organic revenue decline during the quarter was anticipated as our business continues to be impacted by the COVID-19 pandemic.
We generated operating income of $54 million (margin of 4.7%) during the second quarter of 2020, as compared to $171 million (margin of 12.7%) in 2019. Operating income in the second quarter of 2020 included unfavorable impacts from increased restructuring and realignment costs of $22 million and special charges of $11 million incurred during the period. Excluding the impact of these items, adjusted operating income was $108 million (adjusted margin of 9.3%) during the second quarter of 2020 as compared to $192 million (adjusted margin of 14.3%) in 2019. The decrease in adjusted operating margin was primarily due to unfavorable volume, impacted significantly by COVID-19; cost inflation; increased inventory management costs; incremental COVID-19 related costs; increased spending on strategic investments and unfavorable mix. These impacts were partially offset by cost reductions from our productivity and other cost saving initiatives and price realization.
Additional financial highlights for the quarter ended June 30, 2020 include the following:
•Orders of $1,232 million, down 11.5% from $1,392 million in the prior year, and down 8.9% on an organic basis, impacted by the COVID-19 pandemic.
•Earnings per share of $0.17, down 77.9% when compared to the prior year ($0.40, down 49.4% on an adjusted basis).
•Net cash flow provided by operating activities of $179 million for the six months ended June 30, 2020, down $27 million from the prior year. Free cash flow of $84 million, up $7 million from the prior year.
Key Performance Indicators and Non-GAAP Measures
Management reviews key performance indicators including revenue, gross margins, segment operating income and margins, orders growth, working capital and backlog, among others. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and to provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions, share repurchases and debt repayment. Excluding revenue, Xylem provides guidance only on a non-GAAP basis due to the inherent difficulty in forecasting certain amounts that would be included in GAAP earnings, such as discrete tax items, without unreasonable effort. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following items to represent the non-GAAP measures we consider to be key performance indicators, as well as the related reconciling items to the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP measures may not be comparable to similarly titled measures reported by other companies.
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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions, except for per share data)	2020		2019		2020		2019
Net income & Earnings per share	$31	$0.17	$139	$0.77	$69	$0.38	$218	$1.20
Restructuring and realignment, net of tax of $10 and $12 for 2020 and $4 and $8 for 2019	33	0.18	17	0.09	40	0.22	33	0.18
Special charges, net of tax of $3 and $3 for 2020 and $0 for 2019	10	0.06	—	—	11	0.06	4	0.02
Tax-related special items	(1)	(0.01)	(13)	(0.07)	(5)	(0.03)	(17)	(0.09)
Gain from sale of business, net of tax of $0 for 2019	—	—	—	—	—	—	(1)	—
Adjusted net income & Adjusted earnings per share	$73	$0.40	$143	$0.79	$115	$0.63	$237	$1.31

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

	Six Months Ended
	June 30,
(In millions)	2020	2019
Net cash provided by operating activities	$179	$206
Capital expenditures	(95)	(129)
Free cash flow	$84	$77
Net cash used by investing activities	$(88)	$(146)
Net cash provided by financing activities	$774	$25

•“EBITDA” defined as earnings before interest, taxes, depreciation and amortization expense and "Adjusted EBITDA" reflects the adjustment to EBITDA to exclude share-based compensation charges, restructuring and realignment costs, special charges and gain or loss from sale of businesses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Net Income	$31	$139	$69	$218
Income tax expense	4	17	8	32
Interest expense (income), net	16	18	30	35
Depreciation	29	29	58	58
Amortization	33	34	68	69
EBITDA	$113	$237	$233	$412
Share-based compensation	$8	$7	16	16
Restructuring and realignment	43	21	52	41
Special charges	13	—	14	4
Gain from sale of business	—	—	—	(1)
Adjusted EBITDA	$177	$265	$315	$472

2020 Outlook
We withdrew 2020 guidance on March 31, 2020 due to uncertainties caused by COVID-19. Given the continued uncertainties around the potential impact on the second half of the year, we are not reinstating full-year guidance, but we are providing the revenue outlook for the third quarter. We expect revenue to be down 10% to 14% in the third quarter, 8% to 12% organically, driven primarily by the impact of COVID-19.
The following is a summary of our revenue outlook by each of our end markets:
•Utilities revenue decreased by approximately 7% organically through the first half of the year driven by weakness in the United States, the Middle East and Asia Pacific, partially offset by strength in Europe. During 2020 we expect continued resilience on the wastewater side as essential operational spending continues and capital project funding for the year has been secured. However, the clean water utilities will continue facing workforce challenges from impacts of COVID-19 on the way in which they need to operate. We are seeing delays in project deployments, but expect to start to see modest recovery as physical distancing requirements ease. We continue to gain momentum behind key multi-year wins setting up healthy longer term growth.
•Industrial revenue decreased by approximately 13% organically through the first half of the year driven by weakness in North America, the emerging markets and western Europe. As 2020 progresses we expect industrial facilities to continue limiting access to sales teams and channel partners, causing slower orders and activity while non-essential work is deferred. Exposure to the impacts of a soft oil and gas market will continue to have an effect on both our dewatering and applied water businesses potentially leading to demand declines. We anticipate modest recovery in growth trajectory as countries and regions begin to re-open and activity resumes.
•In the commercial markets, organic revenue decline was approximately 11% through the first half of the year driven by weakness in the United States and the emerging markets. During 2020 we expect replacement business in the United States to continue to be impacted by COVID-19. We anticipate mixed performance in the institutional building sector depending on the "essential" nature of end customer. Backlog remains robust as we work to restock distributors that delayed orders early on in the pandemic.
•In the residential markets, organic revenue decline was approximately 14% through the first half of the year driven by weakness in western Europe, the United States and Asia Pacific. This market is primarily driven by replacement revenue serviced through our distribution network. As such, we anticipate primarily emergency replacement activity as a result of social distancing requirements.

In response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic, on June 2, 2020 management committed to structural cost actions across our businesses and functions globally. These plans are designed to support our long-term financial resilience and simplify our operations, strengthen our competitive positioning and better serve our customers. Additionally, we will continue to strategically execute previously announced restructuring and realignment actions, primarily to reposition our European and North American businesses in an effort to optimize our cost structure and improve our operational efficiency and effectiveness. During 2020, we expect to incur between $80 million and $100 million in restructuring and realignment costs, with approximately $25 million of these costs being non-cash charges. We expect to realize approximately $67 million of net savings in 2020, consisting of $25 million of incremental net savings from restructuring and realignment actions initiated in 2019, and approximately $42 million of net savings from the restructuring, realignment and other structural cost actions initiated during this year.

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2020	2019	Change		2020	2019	Change
Revenue	$1,160	$1,345	(13.8)%		$2,283	$2,582	(11.6)%
Gross profit	434	526	(17.5)%		843	1,000	(15.7)%
Gross margin	37.4%	39.1%	(170)	bp	36.9%	38.7%	(180)	bp
Total operating expenses	380	355	7.0%		728	720	1.1%
Expense to revenue ratio	32.8%	26.4%	640	bp	31.9%	27.9%	400	bp
Restructuring and realignment costs	43	21	104.8%		52	41	26.8%
Special charges	11	—	NM		11	4	175.0%
Adjusted operating expenses	326	334	(2.4)%		665	675	(1.5)%
Adjusted operating expenses to revenue ratio	28.1%	24.8%	330	bp	29.1%	26.1%	300	bp
Operating income	54	171	(68.4)%		115	280	(58.9)%
Operating margin	4.7%	12.7%	(800)	bp	5.0%	10.8%	(580)	bp
Interest and other non-operating expense, net	19	15	26.7%		38	31	22.6%
Gain from sale of business	—	—	—%		—	1	NM
Income tax expense	4	17	(76.5)%		8	32	(75.0)%
Tax rate	10.9%	10.5%	40	bp	10.4%	12.8%	(240)	bp
Net income	$31	$139	(77.7)%		$69	$218	(68.3)%
NM - Not meaningful change
Revenue
Revenue generated during the three and six months ended June 30, 2020 was $1,160 million and $2,283 million, reflecting decreases of $185 million, or 13.8%, and $299 million, or 11.6%, respectively, compared to the same prior year periods. On a constant currency basis, revenue declined 11.9% and 9.9% for the three and six months ended June 30, 2020. The decreases at constant currency consisted entirely of declines in organic revenue of $160 million and $255 million, respectively, reflecting significantly lower demand across all major geographic regions and segments largely due to COVID-19 related impacts.

The following table illustrates the impact from organic declines, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three and six months ended June 30, 2020:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2019 Revenue	$561		$394		$390		$1,345
Organic Impact	(44)	(7.8)%	(51)	(12.9)%	(65)	(16.7)%	(160)	(11.9)%
Acquisitions/(Divestitures)	—	—%	—	—%	—	—%	—	—%
Constant Currency	(44)	(7.8)%	(51)	(12.9)%	(65)	(16.7)%	(160)	(11.9)%
Foreign currency translation (a)	(16)	(2.9)%	(6)	(1.5)%	(3)	(0.8)%	(25)	(1.9)%
Total change in revenue	(60)	(10.7)%	(57)	(14.5)%	(68)	(17.4)%	(185)	(13.8)%
2020 Revenue	$501		$337		$322		$1,160
(a)Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Norwegian Krone, the Chinese Yuan, the Australian Dollar, the South African Rand and the British Pound.

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2019 Revenue	$1,043		$773		$766		$2,582
Organic Impact	(76)	(7.3)%	(89)	(11.5)%	(90)	(11.7)%	(255)	(9.9)%
Acquisitions/(Divestitures)	—	—%	—	—%	—	—%	—	—%
Constant Currency	(76)	(7.3)%	(89)	(11.5)%	(90)	(11.7)%	(255)	(9.9)%
Foreign currency translation (a)	(28)	(2.7)%	(9)	(1.2)%	(7)	(0.9)%	(44)	(1.7)%
Total change in revenue	(104)	(10.0)%	(98)	(12.7)%	(97)	(12.7)%	(299)	(11.6)%
2020 Revenue	$939		$675		$669		$2,283
(a)Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Norwegian Krone, the Australian Dollar, the Chinese Yuan, the South African Rand and the British Pound.
Water Infrastructure
Water Infrastructure revenue decreased $60 million, or 10.7%, for the second quarter of 2020 (7.8% decrease at constant currency) as compared to the prior year. Revenue was negatively impacted by $16 million of foreign currency translation, with the change at constant currency coming entirely from an organic decline of $44 million. Organic weakness for the quarter was primarily driven by the industrial end market, particularly in North America, due to continued soft market conditions in oil and gas and mining, as well as in the emerging markets. Organic revenue decline for the quarter was also driven by weakness in the utility end market, particularly in the United States, due to softness in the construction market as compared to the prior year, as well as in India due the market slow down as well as the lapping of a large project delivery in the prior year. Declines in the utility end market were marginally offset by organic growth in Europe during the period primarily driven by spending for operational needs in eastern Europe. Market conditions in both end markets for the segment were negatively impacted by the COVID-19 pandemic during the quarter, heavily impacting the organic revenue decline.
From an application perspective, the organic revenue decline during the second quarter was primarily driven by our transport application, where market conditions continued to soften in the United States in the dewatering applications, with construction, mining and oil and gas all down in the quarter, heavily impacted by the COVID-19 pandemic. Organic revenue decline within the transport application was also driven by softness in Asia Pacific and Latin America which were also impacted by the COVID-19 pandemic during the quarter. Organic revenue decline in the transport application was partially offset by modest growth from our treatment application, driven by project deliveries in the United States during the quarter.

For the six months ended June 30, 2020, revenue decreased $104 million, or 10.0% (7.3% decrease at constant currency) as compared to prior year. Revenue was negatively impacted by $28 million of foreign currency translation, with the change at constant currency coming entirely from an organic decline of $76 million. Organic weakness for the six month period was primarily driven by the industrial end market, particularly in North America, due to continued soft market conditions in oil and gas and mining, and in the emerging markets, where organic growth was heavily impacted by the COVID-19 pandemic during the year. Organic revenue decline during the six month period was also driven by weakness in the utility end market, particularly in the United States, due to softness in construction and the lapping of projects in the prior year, as well as in India due to the timing of project deployments in the prior year. Declines in the utility end market in these regions were partially offset by organic growth in Europe during the period. The COVID-19 pandemic negatively impacted organic growth during the period throughout the entire segment and both end markets.
From an application perspective, the organic revenue decline during the six months ended June 30, 2020 was driven by our transport application where market conditions continued to soften in United States in the dewatering applications, with construction, oil and gas and mining all down during the first half of the year. We also saw organic revenue decline within the emerging markets in the transport application, primarily driven softness in Latin America and India, with India experiencing the lapping of some large projects executed in the prior year. Organic revenue declines in the transport application for all regions were impacted by the COVID-19 pandemic during the period. Organic revenue declines within the transport application were partially offset by modest organic growth in the treatment application during the year, primarily driven by projects in the middle east.
Applied Water
Applied Water revenue decreased $57 million, or 14.5%, for the second quarter of 2020 (12.9% decrease at constant currency) as compared to the prior year. Revenue was negatively impacted by $6 million of foreign currency translation for the quarter, with the change at constant currency coming entirely from an organic decline of $51 million. Organic weakness for the quarter was driven by declines across all end markets and in all major geographic regions. Organic revenue declines in the segment were impacted by weakening market conditions during the quarter which have been accelerated by the COVID-19 pandemic, particularly in the United States, western Europe and in the emerging markets where restricted activities impacted the markets served.
From an application perspective, the organic revenue decline in the second quarter was led by weakness in the industrial water application driven by the United States, western Europe and the emerging markets, where we experienced industry softening, which has been amplified by the COVID-19 pandemic with restricted activities. The building services application in the commercial markets also experienced a decline in organic revenue during the quarter which was driven by the impact of the COVID-19 pandemic in the United States where the timing of shipments was impacted by the economic slowdown and restricted activity. Weakness in the building services application in the residential market also contributed to the organic revenue decline during the quarter, primarily in the United States and western Europe.
For the six months ended June 30, 2020, revenue decreased $98 million, or 12.7% (11.5% decrease at constant currency) as compared to the prior year. Revenue was negatively impacted by $9 million of foreign currency translation for the period, with the change at constant currency coming entirely from an organic decline of $89 million. Organic weakness during the first half of the year was driven by declines across all end markets and in all major geographic regions. Organic revenue declines in the segment were significantly driven by impacts from the COVID-19 pandemic, particularly in the United States, the emerging markets and western Europe where lockdown activities caused a slow down in the markets served and the general softening of market conditions.
From an application perspective, the organic revenue decline for the six month period was led by weakness in the building services application. The building services application in the commercial markets experienced a decline in organic revenue during the period driven by the impact of the COVID-19 pandemic in the United States, where construction was impacted by the economic slowdown, as well as in the emerging markets, particularly China and the Middle East. Weakness in the building services application in the residential market also contributed to the organic revenue decline during the first half of the year, primarily in the United States and western Europe. The segment also had organic revenue declines in the industrial water application driven by continued industry softening, which has been amplified by the COVID-19 pandemic, in the United States, western Europe and the emerging markets.

Measurement & Control Solutions
Measurement & Control Solutions revenue decreased $68 million, or 17.4%, for the second quarter of 2020 (16.7% at constant currency) as compared to the prior year. Revenue was negatively impacted by $3 million of foreign currency translation for the quarter, with the change at constant currency coming entirely from an organic decline of $65 million. Organic weakness for the quarter was driven by a decline in the utility end market, primarily in North America and the Middle East and, to a lesser extent, weakness in the industrial end market across all major geographic regions. Organic revenue declines in the segment were significantly impacted by the COVID-19 pandemic during the quarter, particularly in the United States.
From an application perspective, the organic revenue decline for the segment was driven by the water application, where the COVID-19 pandemic drove market softness in the United States, and we lapped strong project deployments in the Middle East during the second quarter of the prior year. The test application also experienced organic revenue decline during the quarter, primarily driven by the negative impacts of the COVID-19 pandemic experienced in North America and western Europe, as well as the lapping of large ocean and coastal projects in the Middle East in the prior year. Organic revenue declined in the energy application driven by large gas project deployments in the United States during the prior year that did not repeat, coupled with softening market conditions, which were negatively impacted by the COVID-19 pandemic. The software as a service ("SaaS") application had a modest decline in revenue as compared to the prior year, primarily in the United States.
For the six months ended June 30, 2020, revenue decreased $97 million, or 12.7% (11.7% at constant currency) as compared to the prior year. Revenue was negatively impacted by $7 million of foreign currency translation during the six month period, with the change at constant currency coming entirely from an organic decline of $90 million. Organic weakness for the period was driven by a decline in the utility end market, primarily in the United States, the Middle East and Asia Pacific, marginally offset by modest organic growth in western Europe during the first half of the year. Organic revenue declines in the segment were impacted by the COVID-19 pandemic during the period, particularly in the United States and the emerging markets.
From an application perspective, the organic revenue decline for the segment was driven by the water application, where the COVID-19 pandemic drove market softness in the United States and we lapped strong project deployments in the Middle East during the prior year. The test application also experienced organic revenue decline during the period across all major regions, where we experienced negative impacts from the COVID-19 pandemic, and large prior year project executions in the Middle East. The energy application and, to a lesser extent, the SaaS application also had declines in organic revenue as compared to the prior year, primarily in the United States as we lapped a few large project deployments and continue to be negatively impacted by the COVID-19 pandemic.
Orders / Backlog
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business. Orders received during the second quarter of 2020 were $1,232 million, a decrease of $160 million, or 11.5%, over the prior year (8.9% decrease at constant currency). Orders received during the six months ended June 30, 2020 were $2,493 million, a decrease of $214 million, or 7.9%, over the prior year (5.7% decrease at constant currency). Order intake was negatively impacted by $36 million and $59 million of foreign currency translation for the three and six months ended June 30, 2020, respectively. The change at constant currency was driven entirely by organic declines of $124 million and $155 million for the three and six months ended June 30, 2020, respectively.

The following table illustrates the impact from organic declines, recent acquisitions and divestitures, and foreign currency translation in relation to orders during the three and six months ended June 30, 2020:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2019 Orders	$586		$399		$407		$1,392
Organic Impact	39	6.7%	(67)	(16.8)%	(96)	(23.6)%	(124)	(8.9)%
Acquisitions/(Divestitures)	—	—%	—	—%	—	—%	—	—%
Constant Currency	39	6.7%	(67)	(16.8)%	(96)	(23.6)%	(124)	(8.9)%
Foreign currency translation (a)	(27)	(4.6)%	(6)	(1.5)%	(3)	(0.7)%	(36)	(2.6)%
Total change in orders	12	2.0%	(73)	(18.3)%	(99)	(24.3)%	(160)	(11.5)%
2020 Orders	$598		$326		$308		$1,232
(a)Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Norwegian Krone, the Chinese Yuan, the Australian Dollar, the South African Rand and the British Pound.

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2019 Orders	$1,118		$793		$796		$2,707
Organic Impact	36	3.2%	(85)	(10.7)%	(106)	(13.3)%	(155)	(5.7)%
Acquisitions/(Divestitures)	—	—%	—	—%	—	—%	—	—%
Constant Currency	36	3.2%	(85)	(10.7)%	(106)	(13.3)%	(155)	(5.7)%
Foreign currency translation (a)	(42)	(3.8)%	(10)	(1.3)%	(7)	(0.9)%	(59)	(2.2)%
Total change in orders	(6)	(0.5)%	(95)	(12.0)%	(113)	(14.2)%	(214)	(7.9)%
2020 Orders	$1,112		$698		$683		$2,493
(a)Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Norwegian Krone, the Australian Dollar, the Chinese Yuan, the South African Rand and the British Pound.
Water Infrastructure
Water Infrastructure segment orders increased $12 million, or 2.0%, to $598 million (6.7% increase at constant currency) for the second quarter of 2020 as compared to the prior year. Order intake during the quarter was negatively impacted by $27 million of foreign currency translation, with the change at constant currency coming from organic order growth in the transport application, which was partially offset by an organic decline in orders in the treatment application. Organic growth in the transport application was driven by strong order intake in India, where we had a significant project order of greater than $100 million during the quarter, partially offset by market weakness in the dewatering transport application, primarily in the United States. The treatment application saw a reduction in organic orders during the quarter, primarily in the emerging markets and North America where we had several large project orders during the prior year, and in Europe where market conditions softened. We believe the COVID-19 pandemic also negatively impacted organic order growth during the quarter.
For the six months ended June 30, 2020, orders decreased $6 million, or 0.5%, to $1,112 million (3.2% increase at constant currency) as compared to the same prior year period. Order intake during the period was negatively impacted by $42 million of foreign currency translation, with the change at constant currency coming from organic growth in orders in the transport application, which was partially offset by a modest decline in organic orders in the treatment application. Organic growth in the transport application was driven by strong order intake in India, where we had a significant project order during the second quarter of greater than $100 million, partially offset by market weakness in the transport applications, primarily driven by the dewatering application in North America. The treatment application experienced a modest organic order decline during the first half of the year, primarily driven by large project orders in the emerging markets placed during the prior year, which was partially offset by strong order intake in Europe and Latin America during the period. e believe the COVID-19 pandemic also negatively impacted organic order growth for the segment during the first half of the year.
Applied Water
Applied Water segment orders decreased $73 million, or 18.3%, to $326 million (16.8% decrease at constant currency) for the second quarter of 2020 as compared to the prior year. Order intake during the quarter was negatively impacted by $6 million of foreign currency translation. The order decrease on a constant currency basis was primarily driven by organic weakness across all end markets in the United States and reduced order intake in western Europe and the emerging markets during the quarter with continued negative impact on orders from the COVID-19 pandemic.
For the six months ended June 30, 2020, orders decreased $95 million, or 12.0%, to $698 million (10.7% decrease at constant currency) as compared to the same prior year period. Order intake during the period was negatively impacted by $10 million of foreign currency translation. The order decrease on a constant currency basis was primarily driven by organic weakness across all end markets in the United States and, to a lesser extent, reduced order intake in the emerging markets and western Europe during the period. We believe that the COVID-19 pandemic negatively impacted the organic order growth during the period.
Measurement & Control Solutions
Measurement & Control Solutions segment orders decreased $99 million, or 24.3%, to $308 million (23.6% decrease at constant currency) for the second quarter of 2020 as compared to the prior year. Order intake during the quarter was negatively impacted by $3 million of foreign currency translation. The order decrease on a constant currency basis was driven by an organic decline in the water application which was negatively impacted by the COVID-19 pandemic and the lapping of strong prior year orders. Order intake in the test application also declined organically during the quarter, driven by negative COVID-19 impacts in North America and Europe. The energy application experienced reduced order intake during the quarter as the impact from large prior year gas project deployments, coupled with the negative impact of the COVID-19 pandemic, more than offset electric order growth during the quarter. The SaaS application also saw modest organic order decline in the quarter as several of our large prior year orders did not repeat.
For the six months ended June 30, 2020, orders decreased $113 million, or 14.2%, to $683 million (13.3% decrease at constant currency) as compared to the same prior year period. Order intake during the period was negatively impacted by $7 million of foreign currency translation. The order decrease on a constant currency basis was driven by an organic decline in the water application and, to a lesser extent, the energy application, specifically driven by prior year gas project deployments, both of which were negatively impacted by the COVID-19 pandemic and the lapping of prior year orders. The SaaS application also contributed to the organic decline driven by the lapping of large project deployment orders in North America during the prior year. The test application, primarily in North America, also experienced a reduction in order intake during the period. We believe that the COVID-19 pandemic negatively impacted the organic order growth during the period.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays can occur from time to time. Total backlog was $2,013 million at June 30, 2020, an increase of $148 million or 7.9%, as compared to June 30, 2019 backlog of $1,865 million, and an increase of $212 million or 11.8%, as compared to December 31, 2019 backlog of $1,801 million. We anticipate that approximately 46% of the backlog at June 30, 2020 will be recognized as revenue in the remainder of 2020. Cancellations in the quarter were materially consistent with the prior year.
Gross Margin
Gross margin as a percentage of revenue decreased 170 and 180 basis points to 37.4% and 36.9% for the three and six months ended June 30, 2020, as compared to 39.1% and 38.7% for comparative 2019 periods. The gross margin decrease for both periods was primarily driven by cost inflation, increased inventory management costs, unfavorable volume, impacted by COVID-19, unfavorable mix and other lesser impacts, which were partially offset by cost reductions from our global procurement and productivity improvement initiatives and price realization.
Operating Expenses
The following table presents operating expenses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2020	2019	Change		2020	2019	Change
Selling, general and administrative expenses ("SG&A")	$288	$294	(2.0)%		$585	$597	(2.0)%
SG&A as a % of revenue	24.8%	21.9%	290	bp	25.6%	23.1%	250	bp
Research and development expenses ("R&D")	44	47	(6.4)%		93	98	(5.1)%
R&D as a % of revenue	3.8%	3.5%	30	bp	4.1%	3.8%	30	bp
Restructuring and asset impairment charges	48	14	242.9%		50	25	100.0%
Operating expenses	$380	$355	7.0%		$728	$720	1.1%
Expense to revenue ratio	32.8%	26.4%	640	bp	31.9%	27.9%	400	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses decreased by $6 million to $288 million, or 24.8% of revenue, in the second quarter of 2020, as compared to $294 million, or 21.9% of revenue, in the comparable 2019 period; and decreased $12 million to $585 million, or 25.6% of revenue, in the six months ended June 30, 2020, as compared to $597 million, or 23.1% of revenue, for the six months ended in 2019. The increase in SG&A as a percent of revenue for both periods was primarily driven by the drop in revenue, which was significantly driven by impacts of the COVID-19 pandemic, as well as in cost inflation and additional investment in strategic growth initiatives, which were partially offset by cost reductions from global procurement and productivity improvement initiatives, including restructuring savings.
Research and Development ("R&D") Expenses
R&D expense was $44 million, or 3.8% of revenue, in the second quarter of 2020, as compared to $47 million, or 3.5% of revenue, in the comparable period of 2019; and was $93 million, or 4.1% of revenue, in the six months ended June 30, 2020, as compared to $98 million, or 3.8% of revenue, in the comparable period of 2019. The increase in R&D as a percent of revenue for both periods was primarily driven by the drop in revenue, which was significantly driven by impacts of the COVID-19 pandemic.
Restructuring and Asset Impairment Charges
Restructuring
In response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic, on June 2, 2020 management committed to restructuring activities across our businesses and functions globally. The plan is designed to support our long-term financial resilience and simplify our operations, strengthen our competitive positioning and better serve our customers.
As a result of this action, during the three and six months ended June 30, 2020, we recognized restructuring charges of $38 million and $40 million, respectively. These charges included reduction of headcount across segments and asset impairments within our Measurement & Control Solutions segment. Immaterial restructuring charges incurred during the first quarter are included in the plan information presented below.
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

The following is a roll-forward for the six months ended June 30, 2020 and 2019 of employee position eliminations associated with restructuring activities:

	2020	2019
Planned reductions - January 1	196	69
Additional planned reductions	579	350
Actual reductions and reversals	(115)	(298)
Planned reductions - June 30	660	121

The following table presents expected restructuring spend for actions commenced as of June 30, 2020:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2020:
Total expected costs	$28	$13	$34	$3	$78
Costs incurred during Q1 2020	1	—	—	—	1
Costs incurred during Q2 2020	5	2	30		37
Total expected costs remaining	$22	$11	$4	$3	$40

Actions Commenced in 2019:
Total expected costs	$20	$5	$27	$—	$52
Costs incurred during 2019	18	5	27	—	50
Costs incurred during Q1 2020	1	—	—	—	1
Costs incurred during Q2 2020	1	—	—	—	1
Total expected costs remaining	$—	$—	$—	$—	$—

Actions Commenced in 2017:
Total expected costs	$8	$5	$4	$—	$17
Costs incurred during 2017	5	4	2	—	11
Costs incurred during 2018	2	1	1	—	4
Costs incurred during 2019	1	—	1	—	2
Costs incurred during Q1 2020	—	—	—	—	—
Costs incurred during Q2 2020	—	—	—		—
Total expected costs remaining	$—	$—	$—	$—	$—
The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2020 consist primarily of severance charges across segments and asset impairment charges in our Measurement & Control Solutions segment. These actions are expected to continue through 2021. The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2019 consist primarily of severance charges. The actions commenced in 2019 are complete. The Water Infrastructure, Applied Water and Measurement & Control Solutions actions commenced in 2017 consist primarily of severance charges and are complete.
The discontinuance of a product line resulted $17 million of asset impairments, primarily related to customer relationships, trademarks and fixed assets within our Measurement & Control Solutions segment.
We currently expect to incur between $60 million and $80 million in restructuring costs for the full year, with approximately $20 million of these costs being non-cash charges. These restructuring charges are primarily related to actions taken in response to the changes in business and economic conditions arising as a result of the

COVID-19 pandemic. We expect to realize approximately $25 million of incremental net savings in 2020 from restructuring actions initiated in 2019, and approximately $22 million of net savings in 2020 from the restructuring actions initiated during this year.
Asset Impairment
During the second quarter of 2020 we determined that internally developed in-process software within our Measurement & Control Solutions segment was impaired as a result of actions taken to prioritize strategic investments. Accordingly we recognized an impairment charge of $10 million. Refer to Note 9, "Goodwill and Other Intangible Assets," for additional information.
During the first quarter of 2019 we determined that certain assets within our Measurement & Control Solutions segment, including customer relationships, were impaired. Accordingly we recognized an impairment charge of $3 million. Refer to Note 9, "Goodwill and Other Intangible Assets," for additional information.
Operating Income
Operating income during the second quarter of 2020 was $54 million, reflecting a decrease of 68.4% compared to $171 million in the second quarter of 2019. Operating margin was 4.7% for the second quarter of 2020 versus 12.7% for the comparable period in 2019, a decrease of 800 basis points. Operating margin was negatively impacted by increased restructuring and realignment costs of $22 million and special charges of $11 million incurred in during the quarter. Excluding these restructuring and realignment costs and special charges, adjusted operating income was $108 million with an adjusted operating margin of 9.3% in the second quarter of 2020 as compared to adjusted operating income of $192 million with an adjusted operating margin of 14.3% in the second quarter of 2019. The decrease in adjusted operating margin was primarily due to unfavorable volume, impacted significantly by COVID-19; cost inflation; increased inventory management costs; incremental COVID-19 related costs; increased spending on strategic investments and unfavorable mix. These impacts were partially offset by cost reductions from our productivity and other cost saving initiatives and price realization.
Operating income for the six months ended June 30, 2020 was $115 million, reflecting a decrease of 58.9% compared to $280 million in 2019. Operating margin was 5.0% for the six months ended June 30, 2020 versus 10.8% for the comparable period in 2019, a decrease of 580 basis points. Operating margin was negatively impacted by increased restructuring and realignment costs of $11 million and increased special charges of $7 million as compared to the prior year. Excluding these restructuring and realignment costs and special charges, adjusted operating income was $178 million with an adjusted operating margin of 7.8% for the six months ended June 30, 2020 as compared to adjusted operating income of $325 million with an adjusted operating margin of 12.6% in 2019. The decrease in adjusted operating margin was primarily due to unfavorable volume, impacted significantly by COVID-19; cost inflation; increased inventory management costs; unfavorable mix; increased spending on strategic investments and other lesser impacts. These impacts were partially offset by our productivity and other cost saving initiatives and price realization.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2020	2019	Change		2020	2019	Change
Water Infrastructure
Operating income	$73	$98	(25.5)%		$112	$149	(24.8)%
Operating margin	14.6%	17.5%	(290)	bp	11.9%	14.3%	(240)	bp
Restructuring and realignment costs	8	9	(11.1)%		13	18	(27.8)%
Adjusted operating income	$81	$107	(24.3)%		$125	$167	(25.1)%
Adjusted operating margin	16.2%	19.1%	(290)	bp	13.3%	16.0%	(270)	bp
Applied Water
Operating income	$41	$62	(33.9)%		$88	$118	(25.4)%
Operating margin	12.2%	15.7%	(350)	bp	13.0%	15.3%	(230)	bp
Restructuring and realignment costs	4	4	—%		6	7	(14.3)%
Adjusted operating income	$45	$66	(31.8)%		$94	$125	(24.8)%
Adjusted operating margin	13.4%	16.8%	(340)	bp	13.9%	16.2%	(230)	bp
Measurement & Control Solutions
Operating (loss) income	$(46)	$26	(276.9)%		$(58)	$42	(238.1)%
Operating margin	(14.3)%	6.7%	(2,100)	bp	(8.7)%	5.5%	(1,420)	bp
Restructuring and realignment costs	31	8	287.5%		33	16	106.3%
Special charges	10	—	NM		10	4	150.0%
Adjusted operating (loss) income	$(5)	$34	(114.7)%		$(15)	$62	(124.2)%
Adjusted operating margin	(1.6)%	8.7%	(1,030)	bp	(2.2)%	8.1%	(1,030)	bp
Corporate and other
Operating loss	$(14)	$(15)	(6.7)%		$(27)	$(29)	(6.9)%
Special charges	1	—	NM		1	—	NM
Adjusted operating loss	$(13)	$(15)	(13.3)%		$(26)	$(29)	(10.3)%
Total Xylem
Operating income	$54	$171	(68.4)%		$115	$280	(58.9)%
Operating margin	4.7%	12.7%	(800)	bp	5.0%	10.8%	(580)	bp
Restructuring and realignment costs	43	21	104.8%		52	41	26.8%
Special charges	11	—	NM		11	4	175.0%
Adjusted operating income	$108	$192	(43.8)%		$178	$325	(45.2)%
Adjusted operating margin	9.3%	14.3%	(500)	bp	7.8%	12.6%	(480)	bp
NM - Not meaningful percentage change
Water Infrastructure
Operating income for our Water Infrastructure segment decreased $25 million, or 25.5%, for the second quarter of 2020 compared to the prior year, with operating margin also decreasing from 17.5% to 14.6%. Operating margin benefited from a slight decrease in restructuring and realignment costs of $1 million in 2020. Excluding these restructuring and realignment costs, adjusted operating income decreased $26 million, or 24.3%, with adjusted operating margin decreasing from 19.1% to 16.2%. The decrease in adjusted operating margin for the quarter was primarily due to cost inflation; unfavorable volume, impacted significantly by COVID-19; increased inventory management costs; unfavorable mix; increased spending on strategic investments and other lesser impacts. These impacts were partially offset by cost reductions from our productivity and other cost saving initiatives and price realization.

For the six months ended June 30, 2020, operating income decreased $37 million, or 24.8%, as compared to the prior year, with operating margin also decreasing from 14.3% to 11.9%. Operating margin benefited from a decrease in restructuring and realignment costs of $5 million in 2020. Excluding these restructuring and realignment costs, adjusted operating income decreased $42 million, or 25.1%, with adjusted operating margin decreasing from 16.0% to 13.3%. The decrease in adjusted operating margin during the period was primarily due by cost inflation, unfavorable volume, impacted significantly by COVID-19; unfavorable mix; increased inventory management costs; increased spending on strategic investments, negative currency impacts and other lesser impacts. These impacts were partially offset cost reductions from our productivity and other cost saving initiatives and price realization.
Applied Water
Operating income for our Applied Water segment decreased $21 million, or 33.9%, for the second quarter of 2020 compared to the prior year, with operating margin also decreasing from 15.7% to 12.2%. Operating margin was impacted by $4 million in restructuring and realignment costs in both years. Excluding these restructuring and realignment costs, adjusted operating income decreased $21 million, or 31.8%, with adjusted operating margin decreasing from 16.8% to 13.4%. The decrease in adjusted operating margin for the quarter was primarily due to unfavorable volume, impacted significantly by COVID-19; cost inflation; increased inventory management costs; unfavorable mix and other various lesser impacts. These impacts were partially offset by cost reductions from our productivity and other cost saving initiatives and price realization.
For the six months ended June 30, 2020, operating income decreased $30 million, or 25.4%, as compared to the prior year, with operating margin also decreasing from 15.3% to 13.0%. Operating margin benefited from a slight decrease in restructuring and realignment costs of $1 million in 2020. Excluding these restructuring and realignment costs, adjusted operating income decreased $31 million, or 24.8%, with adjusted operating margin decreasing from 16.2% to 13.9%. The decrease in adjusted operating margin during the period was primarily due to unfavorable volume, impacted significantly by COVID-19; cost inflation; increased inventory management costs and other lesser impacts. These impacts were partially offset by cost reductions from our productivity and other cost saving initiatives and price realization.
Measurement & Control Solutions
Operating income for our Measurement & Control Solutions segment decreased $72 million, or 276.9%, for the second quarter of 2020 compared to the prior year, resulting in an operating loss of $46 million, with operating margin also decreasing from 6.7% to (14.3)%. Operating margin was negatively impacted by increased restructuring and realignment costs of $23 million and $10 million of special charges incurred in 2020. Excluding these items, adjusted operating income decreased $39 million, or 114.7%, resulting in an adjusted operating loss of $5 million, with adjusted operating margin decreasing from 8.7% to (1.6)%. The decrease in adjusted operating margin for the quarter was primarily due to unfavorable volume, impacted significantly by COVID-19; cost inflation; increased quality management costs; increased spending on strategic investments and incremental COVID-19 related costs. These impacts were partially offset by cost reductions from our productivity and other cost saving initiatives and price realization.
For the six months ended June 30, 2020, operating income decreased $100 million, or 238.1%, as compared to the prior year, resulting in an operating loss of $58 million, with operating margin also decreasing from 5.5% to (8.7)%. Operating margin was negatively impacted by increased restructuring and realignment costs of $17 million and increased special charges of $6 million in 2020. Excluding these items, adjusted operating income decreased $77 million, or 124.2%, resulting in an adjusted operating loss of $15 million, with adjusted operating margin decreasing from 8.1% to (2.2)%. The decrease in adjusted operating margin during the period was driven by unfavorable volume, impacted significantly by COVID-19; increased quality management costs, primarily due to a $15 million warranty charge recorded during the first quarter for a firmware issue in some of our meters; cost inflation; increased spending on strategic investments, unfavorable mix and other lesser impacts. These impacts were partially offset by cost reductions from our productivity and other cost saving initiatives and price realization.
Corporate and other
Operating loss for corporate and other decreased $1 million, or 6.7%, for the second quarter of 2020 compared to the prior year period. For the six months ended June 30, 2020, operating loss for corporate and other decreased $2 million, or 6.9%, compared to the same prior year period. The decreases in cost are the result of cost saving actions taken during the year.

Interest Expense
Interest expense was $18 million and $34 million for the three and six months ended June 30, 2020 and $18 million and $36 million for the three and six months ended June 30, 2019. The decrease in interest expense for the six month period ended June 30, 2020 is primarily driven by the impact of cross currency swaps. See Note 10, "Derivative Financial Instruments", of our condensed consolidated financial statements for a description of our cross currency swaps.
Income Tax Expense
The income tax provision for the three months ended June 30, 2020 was $4 million resulting in an effective tax rate of 10.9%, compared to a $17 million expense resulting in an effective tax rate of 10.5% for the same period in 2019. The income tax provision for the six months ended June 30, 2020 was $8 million resulting in an effective tax rate of 10.4%, compared to a $32 million expense resulting in an effective tax rate of 12.8% for the same period in 2019. The effective tax rate for the three and six month periods ended June 30, 2020 differs from the United States federal statutory rate primarily due to the mix of earnings in jurisdictions, partially offset by the Global Intangible Low-Taxed Income ("GILTI") inclusion. Additionally, the effective tax rate for the three and six month periods ended June 30, 2020 differs from the same periods in 2019 due to the relative impact of the benefit from favorable equity compensation deductions on the effective tax rate as well as release of unrecognized tax benefits in 2020, offset by changes in tax law in Switzerland in 2019.
Other Comprehensive Income (Loss)
Other comprehensive income was $52 million for the three months ended June 30, 2020 compared to a loss of $11 million for the same period in 2019. Foreign currency translation contributed favorable impacts during the quarter of $53 million, driven primarily by the strengthening of the British Pound, the Australian Dollar and the Chinese Yuan as compared to the U.S. Dollar in 2020 versus the weakening of these currencies in the same prior year period. Additionally, the strengthening of the Euro as compared to the U.S. Dollar was greater in 2020 than the strengthening in the prior year. These favorable currency translation impacts were partially offset by the movement in our Euro net investment hedges during the quarter. In addition to net favorable foreign currency translation impacts, there were also favorable impacts from gain in derivative hedge agreements of $6 million and the movement of tax on the net investment hedges as compared to the prior year of $5 million that contributed to the increase in in other comprehensive income during the quarter.
For the six months ended June 30, 2020, other comprehensive loss was $35 million compared to income of $9 million for the same period in 2019. Foreign currency translation contributed unfavorable impacts during the period of $54 million, driven primarily by the weakening of the British Pound, the South African Rand, the Canadian Dollar, the Euro, the Mexican Peso, the Indian Rupee and the Chilean Peso as compared to the U.S. Dollar in 2020 versus the strengthening of these currencies in the same prior year period. These unfavorable currency translation impacts were partially offset by the movement in our Euro net investment hedges during the period. In addition to net unfavorable foreign currency translation impacts, there was an unfavorable impact from the movement of tax on the net investment hedges as compared to the prior year of $5 million during the period that contributed to the loss. Partially offsetting these unfavorable drivers was a gain in derivative hedge agreements during the year as compared to a loss in the same prior year period.

Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Six Months Ended
	June 30,
(In millions)	2020	2019	Change
Operating activities	$179	$206	$(27)
Investing activities	(88)	(146)	58
Financing activities	774	25	749
Foreign exchange (a)	(12)	2	(14)
Total	$853	$87	$766
(a)The impact is primarily due to the weakness of the Canadian Dollar, the Russian Ruble, the Chilean Peso, the Indian Rupee, the Mexican Peso and various other currencies against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
Net cash provided by operating activities was $179 million for the six months ended June 30, 2020 as compared to $206 million in the comparable prior year period. This decrease was primarily driven by a decrease in cash from earnings, partially offset by a significant decrease cash paid for taxes during the first half of the current year as compared to the prior year, partially from delayed timing of payments.
Investing Activities
Cash used in investing activities was $88 million for the six months ended June 30, 2020 as compared to $146 million in the comparable prior year period. This decrease in cash used of $58 million was mainly driven by lower spending on capital expenditures compared to the prior year and a $18 million reduction in spending on acquisitions.
Financing Activities
Cash generated by financing activities was $774 million for the six months ended June 30, 2020 as compared to cash generated of $25 million in the comparable prior year period. This increase in cash generated by financing activities during the period was primarily driven by the issuance of our Green Bond and higher levels of short-term debt during the year, partially offset by the repayment of short-term debt during 2020 and an increase in share repurchase activity of $21 million.
Funding and Liquidity Strategy
Our ability to fund our capital needs depends on our ongoing ability to generate cash from operations and access to bank financing and the capital markets. As a result of uncertainties caused by the COVID-19 pandemic, we continue to evaluate aspects of our spending, including capital expenditures, strategic investments and dividends. Additionally, we have committed to reducing our annual capital expenditures. We will continue to evaluate aspects of our spending as the year progresses. We have elected to utilize certain federal, state and foreign tax programs related to timing of tax payments and deductions to further manage our liquidity, and the liabilities associated with these programs are appropriately classified in the applicable accrued and other current liabilities or other non-current accrued liabilities accounts in our Condensed Consolidated Balance Sheets. We will continue to consider available federal, state and foreign tax programs.
Historically, we have generated operating cash flow sufficient to fund our primary cash needs. As the uncertainty and severity associated with the global spread of the COVID-19 pandemic continued to grow during the year, Xylem issued Senior Notes of $1 billion in aggregate principal on June 26, 2020. The primary long-term intention of incurring this debt is to fund green projects across our business segments, as well as manage liquidity risk and increase flexibility, as the duration of the economic effects of the pandemic are uncertain. See Note 12, "Credit Facilities and Debt", of our condensed consolidated financial statements for a description of our credit facilities and long-term debt. Xylem's liquidity position has evolved favorably from an operational perspective during the second quarter of 2020, and we will continue to monitor the economic effects of the COVID-19 pandemic and its impact on the Company's future operating cash flows. If our cash flows from operations are less than we expect, we may need to incur debt or issue equity. From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. There can be no assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. Our securities are rated investment grade. A significant change in credit rating could impact our ability to borrow at favorable rates. Refer to Note 12, "Credit Facilities and Debt", of our condensed consolidated financial statements for a description of limitations on obtaining additional funding.
We monitor our global funding requirements and seek to meet our liquidity needs on a cost effective basis. As of June 30, 2020, the COVID-19 pandemic has not materially impacted our borrowing costs or other costs of capital, however the future impact of the COVID-19 pandemic is uncertain and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.
We have considered the impacts of the COVID-19 pandemic on our liquidity and capital resources and do not currently expect it to impact our ability to meet future liquidity needs or continue to comply with debt covenants. To ensure that we will continue to have the full capacity of our credit facilities available going forward, Xylem entered into Amendment No. 1 to the 2019 Credit Facility on June 22, 2020 which modified the covenant calculation methodology through the quarter ending September 30, 2021 and restricts stock repurchases until March 31, 2021, except for shares of common stock in an amount not to exceed the number of shares issued after the date of the Amendment, subject to customary exceptions. See Note 12, "Credit Facilities and Debt", of our condensed consolidated financial statements for a description of our credit facilities and long-term debt.
Based on our current global cash positions, cash flows from operations and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements and service debt and other obligations. In addition, our existing committed credit facilities and access to the public debt markets would provide further liquidity if required. Currently, we have available liquidity of approximately $2.4 billion, consisting of $1.6 billion of cash and $800 million of available credit facilities as disclosed in Note 12, "Credit Facilities and Debt", of our condensed consolidated financial statements. Our debt repayment obligations in 2020 consist of $50 million in outstanding commercial paper and $162 million of other borrowings. Our next long term debt maturity is October 2021.
Risk related to these items are described in our risk factor disclosures referenced under “Item 1A. Risk Factors" in our 2019 Annual Report and "Item 1A. Risk Factors" in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Credit Facilities & Long-Term Contractual Commitments
See Note 12, "Credit Facilities and Debt", of our condensed consolidated financial statements for a description of our credit facilities and long-term debt.
Non-United States Operations
We generated approximately 51% and 50% of our revenue from non-United States operations for the three and six months ended June 30, 2020, respectively, and approximately 50% for both the three and six month periods ended June 30, 2019. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-United States operations and expect that a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the United States and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities and reassess whether there is a need to repatriate funds held internationally to support our United States operations. As of June 30, 2020, we have provided a deferred tax liability of $8 million for net foreign withholding taxes and state income taxes on $505 million of earnings expected to be repatriated to the United States parent as deemed necessary in the future.

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
The carrying value of our Advanced Infrastructure Analytics (“AIA”) goodwill reporting unit is $170 million as of June 30, 2020. During the fourth quarter of 2019 we completed our annual goodwill assessment. Our 2019 impairment analysis indicated that the fair value of the AIA reporting unit exceeded its carrying value by less than 20%. We used the income approach to determine the fair value of our goodwill reporting units. Under the income approach, the fair value of the reporting units was based on the present value of the estimated cash flows that the reporting unit is expected to generate over its remaining life. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate was based on the weighted average cost of capital appropriate for the reporting unit.
Given the uncertainty of the future impact of the COVID-19 pandemic, further deterioration of our future cash flows may lead to a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
The risks and potential impacts of COVID-19 on the fair value of our assets are included in our risk factor disclosures referenced under “Item 1A. Risk Factors" in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020

New Accounting Pronouncements
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

PART II

ITEM 1.             LEGAL PROCEEDINGS
From time to time we are involved in legal and regulatory proceedings that are incidental to the operation of our businesses (or the business operations of previously owned entities). These proceedings may seek remedies relating to matters including environmental, tax, intellectual property, acquisitions or divestitures, product liability and personal injury claims, privacy, employment, labor and pension, government contract issues and commercial or contractual disputes. See Note 18, "Commitments and Contingencies", to the condensed consolidated financial statements for further information and any updates.

ITEM 1A.        RISK FACTORS
There have been no material changes from the risk factors previously disclosed in "Item 1A. Risk Factors" of our 2019 Annual Report and in "Item 1A. Risk Factors" in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended June 30, 2020:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
4/1/20 - 4/30/20	—	—	—	$288
5/1/20 - 5/31/20	—	—	—	$288
6/1/20 - 6/30/20	—	—	—	$288
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three months ended June 30, 2020. There are up to $288 million in shares that may still be purchased under this plan as of June 30, 2020.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.             OTHER INFORMATION
None.

ITEM 6.             EXHIBITS
See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

3.1	Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2	Fourth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.2 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

4.11	Fourth Supplemental Indenture, dated June 26, 2020, by and between the Company and Deutsche Bank Trust Company Americas, as trustee	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Current Report on Form 8-K filed on June 26, 2020 (CIK No. 1524472, File No. 1-35229

4.12	Form of 1.950% Senior Notes due 2028.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Current Report on Form 8-K filed on June 26, 2020 (CIK 1524472, File No. 1-35229)

4.13	Form of 2.250% Senior Notes due 2031	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Current Report on Form 8-K filed on June 26, 2020 (CIK 1524472, File No. 1-35229)

10.34.1	Amendment No. 1, dated June 22, 2020, to the Five-Year Revolving Credit Facility Agreement, dated as of March 5, 2019, each among Xylem Inc. and Citibank, N.A., as administrative agent	Incorporated by reference to Exhibit 10.34.1 of Xylem Inc.’s Current Report on Form 8-K filed on June 23, 2020 (CIK No. 1524472, File No. 1-35229)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

Exhibit Number	Description	Location
101.0	The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
104.0	The cover page from Xylem Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2020 formatted in Inline XBRL and contained in Exhibit 101.0.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri McShane
Geri McShane
Vice President, Controller and Chief Accounting Officer

July 30, 2020