Form 10-Q
period 2020-09-30
Xylem Inc.
filed 2020-10-29
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of October 23, 2020, there were 180,231,989 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.
Table of Contents

ITEM			PAGE
PART I – Financial Information
Item 1	-	Financial Statements:
		Condensed Consolidated Income Statements for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	3
		Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited) and 2019 (Unaudited)	4
		Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (Unaudited)	5
		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (Unaudited)	6
		Notes to the Condensed Consolidated Financial Statements (Unaudited)	7
Item 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3	-	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4	-	Controls and Procedures	53
PART II – Other Information
Item 1	-	Legal Proceedings	54
Item 1A	-	Risk Factors	54
Item 2	-	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3	-	Defaults Upon Senior Securities	54
Item 4	-	Mine Safety Disclosures	54
Item 5	-	Other Information	54
Item 6	-	Exhibits	54
		Signatures	56

PART I

ITEM 1.             FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Nine Months
For the periods ended September 30,	2020	2019	2020	2019
Revenue	$1,220	$1,296	$3,503	$3,878
Cost of revenue	759	787	2,199	2,369
Gross profit	461	509	1,304	1,509
Selling, general and administrative expenses	266	273	851	870
Research and development expenses	45	44	138	142
Restructuring and asset impairment charges	19	33	69	58
Goodwill impairment charge	58	148	58	148
Operating income	73	11	188	291
Interest expense	22	16	56	52
Other non-operating expense, net	(1)	(7)	(5)	(2)
Gain from sale of business	—	—	—	1
Income (loss) before taxes	50	(12)	127	238
Income tax expense (benefit)	13	(77)	21	(45)
Net income	$37	$65	$106	$283
Earnings per share:
Basic	$0.20	$0.36	$0.59	$1.57
Diluted	$0.20	$0.36	$0.58	$1.56
Weighted average number of shares:
Basic	180.0	180.1	180.1	179.9
Diluted	181.0	181.2	181.0	181.2
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Nine Months
For the periods ended September 30,	2020	2019	2020	2019
Net income	$37	$65	$106	$283
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(10)	(20)	(53)	(9)
Net change in derivative hedge agreements:
Unrealized gain (loss)	4	(5)	8	(14)
Amount of (gain) loss reclassified into net income	(2)	3	1	7
Net change in postretirement benefit plans:
Net loss	—	(11)	—	(11)
Amortization of prior service credit	(1)	(1)	(3)	(3)
Amortization of net actuarial loss into net income	5	2	15	8
Settlement/Curtailment	—	8	—	8
Other comprehensive loss, before tax	(4)	(24)	(32)	(14)
Income tax (benefit) expense related to items of other comprehensive loss	(17)	13	(10)	14
Other comprehensive income (loss), net of tax	13	(37)	(22)	(28)
Comprehensive income	$50	$28	$84	$255
Less: comprehensive loss attributable to noncontrolling interests	—	—	(1)	—
Comprehensive income attributable to Xylem	$50	$28	$85	$255
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	September 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$1,402	$724
Short-term investments	200	—
Receivables, less allowances for discounts, returns and doubtful accounts of $40 and $35 in 2020 and 2019, respectively	968	1,036
Inventories	582	539
Prepaid and other current assets	159	151
Total current assets	3,311	2,450
Property, plant and equipment, net	633	658
Goodwill	2,795	2,839
Other intangible assets, net	1,090	1,174
Other non-current assets	619	589
Total assets	$8,448	$7,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$495	$597
Accrued and other current liabilities	745	628
Short-term borrowings and current maturities of long-term debt	40	276
Total current liabilities	1,280	1,501
Long-term debt	3,053	2,040
Accrued postretirement benefits	455	445
Deferred income tax liabilities	283	310
Other non-current accrued liabilities	502	447
Total liabilities	5,573	4,743
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 194.6 shares and 193.9 shares in 2020 and 2019, respectively	2	2
Capital in excess of par value	2,021	1,991
Retained earnings	1,828	1,866
Treasury stock – at cost 14.5 shares and 13.7 shares in 2020 and 2019, respectively	(588)	(527)
Accumulated other comprehensive loss	(396)	(375)
Total stockholders’ equity	2,867	2,957
Non-controlling interests	8	10
Total equity	2,875	2,967
Total liabilities and stockholders’ equity	$8,448	$7,710
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the nine months ended September 30,	2020	2019
Operating Activities
Net income	$106	$283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88	88
Amortization	101	104
Share-based compensation	19	23
Restructuring and asset impairment charges	69	58
Goodwill impairment charge	58	148
Gain from sale of business	—	(1)
Other, net	33	7
Payments for restructuring	(25)	(21)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	43	(73)
Changes in inventories	(48)	(2)
Changes in accounts payable	(91)	(30)
Changes in accrued taxes	(5)	(140)
Other, net	106	7
Net Cash – Operating activities	454	451
Investing Activities
Capital expenditures	(136)	(175)
Acquisitions of businesses, net of cash acquired	—	(18)
Proceeds from sale of business	—	(2)
Proceeds from the sale of property, plant and equipment	1	—
Cash received from investments	—	3
Cash paid for investments	(200)	—
Other, net	9	7
Net Cash – Investing activities	(326)	(185)
Financing Activities
Short-term debt issued, net	359	317
Short-term debt repaid	(600)	(254)
Long-term debt issued, net	985	—
Repurchase of common stock	(61)	(39)
Proceeds from exercise of employee stock options	10	10
Dividends paid	(142)	(131)
Other, net	(1)	(2)
Net Cash – Financing activities	550	(99)
Effect of exchange rate changes on cash	—	(10)
Net change in cash and cash equivalents	678	157
Cash and cash equivalents at beginning of year	724	296
Cash and cash equivalents at end of period	$1,402	$453
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$46	$46
Income taxes (net of refunds received)	$27	$94
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, postretirement obligations and assets, revenue recognition, income tax contingency accruals and valuation allowances, goodwill and indefinite lived intangible impairment testing, contingent liabilities and lease accounting. The global outbreak of the novel coronavirus (COVID-19) disease in March 2020, declared a pandemic by the World Health Organization, has created significant global volatility, uncertainty and economic disruption. The COVID-19 pandemic also has caused increased uncertainty in estimates and assumptions affecting the condensed consolidated financial statements. Actual results could differ from these estimates.
Our quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the fourth quarter which ends on December 31. For ease of presentation, the condensed consolidated financial statements included herein are described as ending on the last day of the calendar quarter.

Note 2. Recently Issued Accounting Pronouncements
Recently Adopted Pronouncements
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," amending the accounting for the impairment of financial instruments, including trade receivables. Under previous guidance, credit losses were recognized when the applicable losses had a probable likelihood of occurring and this assessment was based on past events and current conditions. The amended current guidance eliminates the

“probable” threshold and requires an entity to use a broader range of information, including forecast information when estimating expected credit losses. Generally, this should result in a more timely recognition of credit losses. This guidance became effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The requirements of the amended guidance should be applied using a modified retrospective approach except for debt securities, which require a prospective transition approach. We adopted this guidance as of January 1, 2020. The adoption of this guidance did not have a material impact on our financial condition and results of operations.

Note 3. Acquisitions and Divestitures
Acquisitions
During the three and nine months ended September 30, 2020 we spent approximately $0 million, net of cash received on acquisition activity.

During the three and nine months ended September 30, 2019 we spent approximately $0 million and $18 million, net of cash received on acquisition activity, respectively.

Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Revenue from contracts with customers	$1,170	$1,231	$3,358	$3,690
Lease Revenue	50	65	145	188
Total	$1,220	$1,296	$3,503	$3,878
The following table reflects revenue from contracts with customers by application:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Water Infrastructure
Transport	$374	$369	$1,042	$1,111
Treatment	100	96	276	274

Applied Water
Building Services	205	207	579	636
Industrial Water	159	169	460	513

Measurement & Control Solutions
Water	166	193	510	587
Energy	65	90	207	248
Software as a Service	23	26	67	75
Test	78	81	217	246

Total	$1,170	$1,231	$3,358	$3,690

The following table reflects revenue from contracts with customers by geographical region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Water Infrastructure
United States	$142	$141	$407	$434
Europe	181	170	515	509
Asia Pacific	96	92	236	260
Other	55	62	160	182

Applied Water
United States	185	196	559	609
Europe	92	89	255	275
Asia Pacific	46	41	105	121
Other	41	50	120	144

Measurement & Control Solutions
United States	202	251	636	739
Europe	65	63	197	199
Asia Pacific	29	27	76	85
Other	36	49	92	133

Total	$1,170	$1,231	$3,358	$3,690
Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to costs incurred to perform in advance of scheduled billings. Contract liabilities relate to payments received in advance of performance under the contracts. Changes in contract assets and liabilities are due to our performance under the contract.
The table below provides contract assets, contract liabilities, and significant changes in contract assets and liabilities:

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2019	$96	$113
Additions, net	71	97
Revenue recognized from opening balance	—	(82)
Billings	(58)	—
Other	9	(3)
Balance at September 30, 2019	$118	$125

Balance at January 1, 2020	$106	$135
Additions, net	95	98
Revenue recognized from opening balance	—	(83)
Billings	(89)	—
Other	—	(1)
Balance at September 30, 2020	$112	$149
(a)Excludes receivable balances which are disclosed on the balance sheet

Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of September 30, 2020, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $459 million. We expect to recognize the majority of revenue upon the completion of satisfying these performance obligations in the following 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 5. Restructuring and Asset Impairment Charges
Restructuring
In response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic, on June 2, 2020 management committed to a restructuring plan that includes actions across our businesses and functions globally. The plan is designed to support our long-term financial resilience and simplify our operations, strengthen our competitive positioning and better serve our customers.
As a result of the plan, during the three and nine months ended September 30, 2020, we recognized restructuring charges of $8 million and $48 million, respectively. These charges included reduction of headcount across all segments and asset impairments within our Measurement & Control Solutions segment. Immaterial restructuring charges incurred during the first quarter are included in the plan information presented below.
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
The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
By component:
Severance and other charges	$8	$26	$31	$46
Lease related charges	—	—	—	1
Asset impairment	—	—	17	1
Other restructuring charges	1	—	1	—
Reversal of restructuring accruals	(1)	—	(1)	—
Total restructuring charges	$8	$26	$48	$48
Asset impairment	11	7	21	10
Total restructuring and asset impairment charges	$19	$33	$69	$58

By segment:
Water Infrastructure	$6	$6	$14	$17
Applied Water	1	2	3	4
Measurement & Control Solutions	12	25	52	37

The following table displays a roll-forward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within "Accrued and other current liabilities" and "other non-current accrued liabilities", for the nine months ended September 30, 2020 and 2019:

(in millions)	2020	2019
Restructuring accruals - January 1	$27	$5
Restructuring charges	48	48
Cash payments	(25)	(21)
Asset impairment	(17)	—
Foreign currency and other	—	(2)
Restructuring accruals - September 30	$33	$30

By segment:
Water Infrastructure	$5	$1
Applied Water	1	1
Measurement & Control Solutions	22	21
Regional selling locations (a)	4	7
Corporate and other	1	—
(a)Regional selling locations consist primarily of selling and marketing organizations and related support services that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.
The following table presents expected restructuring spend in 2020 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2020:
Total expected costs	$27	$11	$35	$3	$76
Costs incurred during Q1 2020	1	—	—	—	1
Costs incurred during Q2 2020	5	2	30	—	37
Costs incurred during Q3 2020	7	1	1	—	9
Total expected costs remaining	$14	$8	$4	$3	$29

Actions Commenced in 2019:
Total expected costs	$19	$5	$27	$—	$51
Costs incurred during 2019	18	5	27	—	50
Costs incurred during Q1 2020	1	—	—	—	1
Costs incurred during Q2 2020	1	—	—	—	1
Costs incurred during Q3 2020	(1)	—	—	—	(1)
Total expected costs remaining	$—	$—	$—	$—	$—
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
During the second quarter of 2020, the discontinuance of a product line resulted in $17 million of asset impairments, primarily related to customer relationships, trademarks and fixed assets within our Measurement & Control Solutions segment.

Asset Impairment
During the third quarter of 2020, we determined that certain assets including software and proprietary technology within our Measurement & Control Solutions segment were impaired. Accordingly we recognized an impairment charge of $11 million. Refer to Note 9, "Goodwill and Other Intangible Assets," for additional information.
During the second quarter of 2020, we determined that internally developed in-process software within our Measurement & Control Solutions segment was impaired as a result of actions taken to prioritize strategic investments. Accordingly we recognized an impairment charge of $10 million. Refer to Note 9, "Goodwill and Other Intangible Assets," for additional information.
During the third quarter of 2019, we determined that certain assets within our Measurement & Control Solutions segment, including customer relationships, internally developed software, proprietary technology, and plant property & equipment, were impaired. Accordingly we recognized an impairment charge of $7 million. Refer to Note 9, "Goodwill and Other Intangible Assets," for additional information.
During the first quarter of 2019, we determined that certain assets within our Measurement & Control Solutions segment, including a customer relationship, were impaired. Accordingly we recognized an impairment charge of $3 million. Refer to Note 9, "Goodwill and Other Intangible Assets," for additional information.

Note 6. Income Taxes
Our quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items within periods presented. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction and discrete items.
The income tax provision for the three months ended September 30, 2020 was $13 million resulting in an effective tax rate of 26.2%, compared to a benefit of $77 million resulting in an effective tax rate of 623.6% (on a pre-tax loss for the period) for the same period in 2019. The income tax provision for the nine months ended September 30, 2020 was $21 million resulting in an effective tax rate of 16.6%, compared to a benefit of $45 million resulting in an effective tax rate of (18.9)% for the same period in 2019. The effective tax rate for the three and nine month periods ended September 30, 2020 differs from the United States federal statutory rate primarily due to the mix of earnings in jurisdictions, partially offset by the Global Intangible Low-Taxed Income ("GILTI") inclusion and goodwill impairment charge. Additionally, the effective tax rate for the three and nine month periods ended September 30, 2020 differs from the same periods in 2019 due primarily to the impact of the changes in tax law in Switzerland in 2019 along with the impact of the larger goodwill impairment charge on income before taxes in 2019.
Unrecognized Tax Benefits
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities or litigation, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The amount of unrecognized tax benefits at September 30, 2020 was $125 million, as compared to $129 million at December 31, 2019, which if ultimately recognized will reduce our effective tax rate. We believe that it is reasonably possible that the unrecognized tax benefits will be reduced by approximately $1 million within the next 12 months as a result of the expiration of certain statutes of limitations. We classify interest expense relating to unrecognized tax benefits as a component of "Other non-operating expense, net" and tax penalties as a component of "Income tax expense (benefit)" in our Condensed Consolidated Income Statements. As of September 30, 2020, we had $9 million of interest accrued for unrecognized tax benefits.
During 2019, Xylem’s Swedish subsidiary received a tax assessment for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. The assessment asserts an aggregate amount of approximately $80 million for tax, penalties and interest. Xylem filed an appeal with the Administrative Court of Stockholm. Management, in consultation with external legal advisors, believes it is more likely than not that Xylem will prevail on the proposed assessment and is vigorously defending our position through litigation. As of September 30, 2020, we have not recorded any unrecognized tax benefits related to this uncertain tax position.

Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (in millions)	$37	$65	$106	$283
Shares (in thousands):
Weighted average common shares outstanding	180,006	180,044	180,031	179,909
Add: Participating securities (a)	16	28	24	29
Weighted average common shares outstanding — Basic	180,022	180,072	180,055	179,938
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	656	790	648	819
Dilutive effect of restricted stock units and performance share units	290	350	253	402
Weighted average common shares outstanding — Diluted	180,968	181,212	180,956	181,159
Basic earnings per share	$0.20	$0.36	$0.59	$1.57
Diluted earnings per share	$0.20	$0.36	$0.58	$1.56
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Stock options	1,699	1,390	1,611	1,401
Restricted stock units	408	351	387	360
Performance share units	334	391	311	439

Note 8. Inventories
The components of total inventories are summarized as follows:

(in millions)	September 30, 2020	December 31, 2019
Finished goods	$237	$212
Work in process	53	47
Raw materials	292	280
Total inventories	$582	$539

Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2020 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Balance as of January 1, 2020	$651	$513	$1,675	$2,839
Activity in 2020
Impairment	—	—	(58)	(58)
Foreign currency and other	3	6	5	14
Balance as of September 30, 2020	$654	$519	$1,622	$2,795
During the third quarter of 2020, the Company recorded a goodwill impairment charge of $58 million related to the Advanced Infrastructure Analytics (“AIA”) goodwill reporting unit within our Measurement & Control Solutions segment. The AIA reporting unit is comprised of our assessment services business (primarily the Pure Technologies Ltd. ("Pure") acquisition) as well as our digital solutions business. The impairment resulted from management's updated forecast of future cash flows for the AIA businesses, which reflects significant negative volume impacts from the COVID-19 pandemic, primarily on our assessment services business. Our ongoing investment in the AIA businesses also continues to impact near term profitability. These factors drove the decrease in forecasted cash flows, and as such, the calculated fair value of the AIA reporting unit below its carrying value as of the third quarter. To determine the fair value of the AIA reporting unit, the Company used the income approach. Under the income approach, the fair value of the AIA reporting unit was based on the present value of the estimated cash flows that the reporting unit is expected to generate over its remaining life. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate was based on the weighted average cost of capital appropriate for the AIA reporting unit.
During the third quarter of 2019, the Company recorded a goodwill impairment charge of $148 million related to the AIA goodwill reporting unit within our Measurement & Control Solutions segment. The impairment resulted from a downward revision of forecasted future cash flows. Factors that contributed to the revised forecast in the third quarter include lower than expected results as compared to prior forecasts, largely as a result of slower-than-expected conversion of pipeline opportunities to revenue. Additionally, we have continued to invest in the AIA platform ahead of the adoption curve, which has also impacted the near term profitability of the business. These factors drove the decrease in forecasted cash flows, and as such, the calculated fair value of the AIA reporting unit below its carrying value as of the third quarter. To determine the fair value of the AIA reporting unit, the Company used the income approach.

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	September 30, 2020			December 31, 2019
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$929	$(391)	$538	$945	$(352)	$593
Proprietary technology and patents	202	(125)	77	204	(111)	93
Trademarks	141	(59)	82	148	(52)	96
Software	471	(249)	222	428	(206)	222
Other	21	(17)	4	20	(16)	4
Indefinite-lived intangibles	167	—	167	166	—	166
Other Intangibles	$1,931	$(841)	$1,090	$1,911	$(737)	$1,174
Amortization expense related to finite-lived intangible assets was $33 million and $101 million for the three and nine month periods ended September 30, 2020, respectively, and $34 million and $104 million for the three and nine month periods ended September 30, 2019, respectively.
During the third quarter of 2020, the Company assessed whether the carrying amounts of the AIA reporting unit’s long-lived assets may not be recoverable based on the updated forecast of future cash flows, and therefore impaired. Our assessment resulted in an impairment charge of $11 million, primarily related to software and proprietary technology. The charge was calculated using an income approach, which is considered a Level 3 input for fair value measurement, and is reflected in “Restructuring and asset impairment charges” in our Condensed Consolidated Income Statements.
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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $137 million and $0 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, purchase Polish Zloty and sell Euro, purchase U.S. Dollar and sell Canadian Dollar, and to sell Canadian Dollar and purchase Euro. The purchased notional amounts associated with these currency derivatives are $52 million, $47 million, $12 million, $8 million, $8 million and $7 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross Currency Swaps
Beginning in 2015, we entered into cross currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019 and third quarter of 2020 we entered into additional cross currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $1,189 million and $714 million as of September 30, 2020 and December 31, 2019, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $581 million and $554 million as of September 30, 2020 and December 31, 2019, respectively, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain (loss) recognized in OCI	$4	$(5)	$7	$(14)
Amount of (gain) loss reclassified from OCI into revenue	(2)	2	—	4
Amount of loss reclassified from OCI into cost of revenue	—	1	2	3

Net Investment Hedges
Cross Currency Swaps
Amount of gain (loss) recognized in OCI	$(53)	$31	$(30)	$30
Amount of income recognized in Interest Expense	5	4	$14	$11
Foreign Currency Denominated Debt
Amount of gain (loss) recognized in OCI	$(21)	$22	$(26)	$23

As of September 30, 2020, $6 million of net gains on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of September 30, 2020, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.

The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our foreign exchange contracts currently included in our hedging program designated as hedging instruments were as follows:

(in millions)	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Other current assets	$4	$—
Net Investment Hedges
Other non-current assets	$8	$4
Liabilities
Net Investment Hedges
Other non-current accrued liabilities	$(54)	$(24)
The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $611 million and $591 million as of September 30, 2020 and December 31, 2019, respectively.

Note 11. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

(in millions)	September 30, 2020	December 31, 2019
Compensation and other employee benefits	$230	$199
Customer-related liabilities	173	153
Accrued taxes	96	79
Lease liabilities	61	61
Accrued warranty costs	59	36
Other accrued liabilities	126	100
Total accrued and other current liabilities	$745	$628

Note 12. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	September 30, 2020	December 31, 2019
4.875% Senior Notes due 2021 (a)	$600	$600
2.250% Senior Notes due 2023 (a)	583	557
3.250% Senior Notes due 2026 (a)	500	500
1.950% Senior Notes due 2028 (b)	500	—
2.250% Senior Notes due 2031 (b)	500	—
4.375% Senior Notes due 2046 (a)	400	400
Commercial paper	40	276
Debt issuance costs and unamortized discount (c)	(30)	(17)
Total debt	3,093	2,316
Less: short-term borrowings and current maturities of long-term debt	40	276
Total long-term debt	$3,053	$2,040
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2021 was $627 million and $629 million as of September 30, 2020 and December 31, 2019, respectively. The fair value of our Senior Notes due 2023 was $611 million and $591 million as of September 30, 2020 and December 31, 2019, respectively. The fair value of our Senior Notes due 2026 was $555 million and $518 million as of September 30, 2020 and December 31, 2019, respectively. The fair value of our Senior Notes due 2046 was $474 million and $431 million as of September 30, 2020 and December 31, 2019, respectively.
(b)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2028 and 2031 was $522 million and $530 million, respectively, as of September 30, 2020.
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
Interest on the Green Bond is payable on January 30 and July 30 of each year beginning on January 30, 2021. As of September 30, 2020, we are in compliance with all covenants for the Green Bond.
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

The Senior Notes include covenants that restrict our ability, and the ability of our restricted subsidiaries, to incur debt secured by liens on certain property above a threshold, to engage in certain sale and leaseback transactions involving certain property above a threshold, and to consolidate or merge, or convey or transfer all or substantially all of our assets. We may redeem the Senior Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Senior Notes to be redeemed, plus a make-whole premium. We may also redeem the Senior Notes in certain other circumstances, as set forth in the applicable Senior Notes indenture.
If a change of control triggering event (as defined in the applicable Senior Notes indenture) occurs, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.
Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of September 30, 2020, we are in compliance with all covenants for the Senior Notes.
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
The 2019 Credit Facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio (or maximum leverage ratio), which will be based on the last four fiscal quarters; and in addition contains a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2019 Credit Facility also contains customary events of default.  Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2019 Credit Facility, subject to certain requirements and conditions set forth in the 2019 Credit Facility.
On June 22, 2020, Xylem entered into Amendment No. 1 to the 2019 Credit Facility (the "Amendment") which modified the financial covenant from a test based on the maximum leverage ratio (defined as consolidated total debt to consolidated EBITDA) to a test based on the net leverage ratio (defined as consolidated total debt less unrestricted cash and cash equivalents to consolidated EBITDA). This modification is effective through the quarter ending September 30, 2021, after which the covenant will revert back to the prior maximum leverage ratio test. The Amendment also restricts stock repurchases until March 31, 2021, except for shares of common stock in an amount not to exceed the number of shares issued after the date of the Amendment, subject to customary exceptions. As of September 30, 2020, the 2019 Credit Facility was undrawn and we are in compliance with all revolver covenants.

Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $800 million inclusive of the 2019 Credit Facility. As of September 30, 2020 and December 31, 2019, $40 million and $0 million of the U.S. Dollar commercial paper program was outstanding, respectively, at a weighted average interest rate of 2.20%. We have the ability to continue borrowing under this program going forward in future periods.
Euro Commercial Paper Program
On June 3, 2019 Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $583 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of September 30, 2020 and December 31, 2019, $0 million and $276 million of the Company's Euro commercial paper program was outstanding, respectively. We have the ability to continue borrowing under this program going forward in future periods.
Term Loan Facilities
ING Bank Term Loan Facility
On April 25, 2020, the Company’s subsidiary, Xylem Europe GmbH (the “Borrower”) entered into a 12-month €100 million (approximately $117 million) term loan facility, the terms of which are set forth in a term loan agreement among the Borrower, the Company, as parent guarantor and ING Bank. The Company entered into a parent guarantee in favor of ING Bank also dated April 25, 2020 to secure all present and future obligations of the Borrower under the Term Loan Agreement. Borrowings accrue interest at a rate equal to the EURIBOR or a replacement base rate, plus an applicable margin based on Xylem's credit rating. Xylem will also pay quarterly fees whether such commitment is used or unused. As of September 30, 2020, the ING Bank Term Loan Facility was undrawn.
Australia & New Zealand Banking Group Limited Term Loan Facility
On April 30, 2020, the Company entered into a 12-month $50 million term loan facility the terms of which are set forth in a term loan agreement among the Company and Australia and New Zealand Banking Group Limited. Borrowings accrue interest at a rate equal to an adjusted LIBOR rate plus 1.50%. As of September 30, 2020, the Australia & New Zealand Banking Group Limited Term Loan Facility was undrawn.
Time Deposits
Certain Green Bond proceeds were invested in time deposits. Time deposits with original maturity periods of three months or less are included within “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets, while time deposits with original maturity periods greater than three months but less than one year are separately presented as "Short-term investments". Time deposits are recorded at cost, which approximates fair value as of September 30, 2020 and is considered a Level 1 input. The fair value of time deposits classified as “Cash and cash equivalents” and “Short-term investments” was $550 million and $200 million, respectively, as of September 30, 2020. There were no time deposits as of December 31, 2019.

Note 13. Postretirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Domestic defined benefit pension plans:
Service cost	$—	$1	$2	$2
Interest cost	1	1	3	3
Expected return on plan assets	(1)	(2)	(5)	(6)
Amortization of net actuarial loss	—	—	2	1
Net periodic benefit cost	$—	$—	$2	$—
International defined benefit pension plans:
Service cost	$3	$2	$9	$7
Interest cost	3	4	11	14
Expected return on plan assets	(4)	(4)	(10)	(22)
Amortization of net actuarial loss	4	2	10	6
Settlement/Curtailment	—	8	—	8
Net periodic benefit cost	$6	$12	$20	$13
Total net periodic benefit cost	$6	$12	$22	$13

The components of net periodic benefit cost other than the service cost component are included in the line item "Other non-operating expense, net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other postretirement employee benefit plans was less than $1 million for the three and nine months ended September 30, 2020, including net credits recognized into other comprehensive income of less than $1 million and $1 million, respectively, for the three and nine months ended September 30, 2020. The total net periodic benefit cost for other postretirement employee benefit plans was less than $1 million for both the three and nine months ended September 30, 2019, including net credits recognized into other comprehensive income of $1 million and $2 million, respectively, for the three and nine months ended September 30, 2019.
We contributed $19 million and $14 million to our defined benefit plans during the nine months ended September 30, 2020 and 2019, respectively. Additional contributions ranging between approximately $5 million and $10 million are expected during the remainder of 2020.
During the first quarter of 2020, the Company purchased a bulk annuity policy with an insurance company for its largest defined benefit plan in the U.K., as a plan asset, to facilitate the termination and buy-out of the plan. The bulk annuity fully insures the benefits payable to the participants of the plan until a full buy-out of the plan can be executed, which is expected to occur in 2021. Included in the Company's nine months ended September 30, 2020 contributions is $5 million paid to meet the shortfall between the cost of the bulk annuity policy and the plan assets. As a result of the change in assets from a mix of equities and bonds to the bulk annuity, the plan's expected rate of return on assets was reduced to 1.00% at December 31, 2019. The rate at December 31, 2018 was 7.25%. On January 27, 2020, the plan's assets of $336 million were transferred to the insurance company for the purchase of the bulk annuity.

Note 14. Equity
The following table shows the changes in stockholders' equity for the nine months ended September 30, 2020:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2020	$2	$1,991	$1,866	$(375)	$(527)	$10	$2,967
Cumulative effect of change in accounting principle	—	—	(2)	—	—	—	(2)
Net income	—	—	38	—	—		38
Other comprehensive loss, net	—	—	—	(86)	—	(1)	(87)
Dividends declared ($0.26 per share)	—	—	(48)	—	—	—	(48)
Stock incentive plan activity	—	13	—	—	(10)	—	3
Repurchase of common stock	—	—	—	—	(50)	—	(50)
Balance at March 31, 2020	$2	$2,004	$1,854	$(461)	$(587)	$9	$2,821
Net income	—	—	31	—	—	—	31
Other comprehensive income, net	—	—	—	52	—	—	52
Dividends declared ($0.26 per share)	—	—	(47)	—	—	—	(47)
Stock incentive plan activity	—	8	—	—	—	—	8
Balance at June 30, 2020	$2	$2,012	$1,838	$(409)	$(587)	$9	$2,865
Net income	—	—	37	—	—	—	37
Other comprehensive income, net	—	—	—	13	—	—	13
Distribution to minority shareholders	—	—	—	—	—	(1)	(1)
Dividends declared ($0.26 per share)	—	—	(47)	—	—	—	(47)
Stock incentive plan activity	—	9	—	—	(1)	—	8
Balance at September 30, 2020	$2	$2,021	$1,828	$(396)	$(588)	$8	$2,875

The following table shows the changes in stockholders' equity for the nine months ended September 30, 2019:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2019	$2	$1,950	$1,639	$(336)	$(487)	$14	$2,782
Sale of business	—	—	—	—	—	(2)	(2)
Net income	—	—	79	—	—	—	79
Other comprehensive income, net	—	—	—	20	—	—	20
Dividends declared ($0.24 per share)	—	—	(44)	—	—	—	(44)
Stock incentive plan activity	—	12	—	—	(14)	—	(2)
Repurchase of common stock	—	—	—	—	(25)	—	(25)
Balance at March 31, 2019	$2	$1,962	$1,674	$(316)	$(526)	$12	$2,808
Net income	—	—	139	—	—	—	139
Other comprehensive loss, net	—	—	—	(11)	—	—	(11)
Dividends declared ($0.24 per share)	—	—	(43)	—	—	—	(43)
Stock incentive plan activity	—	13	—	—	—	—	13
Balance at June 30, 2019	$2	$1,975	$1,770	$(327)	$(526)	$12	$2,906
Net income	—	—	65	—	—	—	65
Other comprehensive loss, net	—	—	—	(37)	—	—	(37)
Distribution to minority shareholders	—	—	—	—	—	(3)	(3)
Dividends declared ($0.24 per share)	—	—	(44)	—	—	—	(44)
Stock incentive plan activity	—	8	—	—	—	—	8
Balance at September 30, 2019	$2	$1,983	$1,791	$(364)	$(526)	$9	$2,895

Note 15. Share-Based Compensation Plans
Share-based compensation expense was $3 million and $19 million during the three and nine months ended September 30, 2020, respectively, and $7 million and $23 million during the three and nine months ended September 30, 2019, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $7 million, $25 million and $10 million, respectively, at September 30, 2020 and is expected to be recognized over a weighted average period of 1.9, 1.9 and 2 years, respectively. The amount of cash received from the exercise of stock options was $10 million and $10 million for the nine months ended September 30, 2020 and 2019, respectively.

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2020:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2020	2,040	$48.56	6.3
Granted	548	74.00
Exercised	(260)	37.95
Forfeited and expired	(65)	77.45
Outstanding at September 30, 2020	2,263	$55.11	6.6	$64
Options exercisable at September 30, 2020	1,487	$45.33	5.3	$56
Vested and expected to vest as of September 30, 2020	2,175	$54.37	6.4	$62
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the nine months ended September 30, 2020 was $12.0 million.
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
Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the nine months ended September 30, 2020. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2020	512	$68.95
Granted	334	75.35
Vested	(251)	63.86
Forfeited	(38)	75.41
Outstanding at September 30, 2020	557	$74.59

ROIC Performance Share Unit Grants
The following is a summary of Return on Invested Capital ("ROIC") performance share unit grants for the nine months ended September 30, 2020. The fair value of the ROIC performance share units is equal to the closing share price on the date of the grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2020	225	$64.51
Granted	78	78.30
Vested	(89)	49.15
Forfeited	(16)	76.83
Outstanding at September 30, 2020	198	$75.86

TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the nine months ended September 30, 2020:

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2020	225	$75.80
Granted	78	100.69
Adjustment for Market Condition Achieved (a)	35	49.15
Vested	(124)	49.15
Forfeited	(16)	76.83
Outstanding at September 30, 2020	198	$96.41
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

Note 16. Capital Stock
For the three and nine months ended September 30, 2020, the Company repurchased less than 0.1 million shares of common stock for approximately $1 million and approximately 0.8 million shares of common stock for $61 million, respectively. For the three and nine months ended September 30, 2019, the Company repurchased less than 0.1 million shares of common stock for less than $1 million and approximately 0.5 million shares of common stock for $39 million, respectively. Repurchases include both share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:

On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under the program for the three months ended September 30, 2020. For the nine months ended September 30, 2020, we repurchased approximately 0.7 million shares for $50 million. There were no shares repurchased under the program for the three months ended September 30, 2019. For the nine months ended September 30, 2019, we repurchased approximately 0.3 million shares for $25 million. There are up to $288 million in shares that may still be purchased under this plan as of September 30, 2020.
Aside from the aforementioned repurchase program, we repurchased less than 0.1 million shares and approximately 0.1 million shares for approximately $1 million and $11 million for the three and nine months ended September 30, 2020, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. Likewise, we repurchased less than 0.1 million shares and approximately 0.2 million shares for less than $1 million and approximately $14 million for the three and nine months ended September 30, 2019, respectively.

Note 17. Accumulated Other Comprehensive Loss
The following table provides the components of accumulated other comprehensive loss for the nine months ended September 30, 2020:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2020	$(103)	$(269)	$(3)	$(375)
Foreign currency translation adjustment	(77)	—	—	(77)
Tax on foreign currency translation adjustment	(13)	—	—	(13)
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	4	—	4
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(2)	(2)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	2	2
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at March 31, 2020	$(193)	$(266)	$(2)	$(461)
Foreign currency translation adjustment	35	—	—	35
Tax on foreign currency translation adjustment	9	—	—	9
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	4	—	4
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized gain on derivative hedge agreements	—	—	6	6
Income tax benefit on unrealized gain on derivative hedge agreements	—	—	(1)	(1)
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(1)	(1)
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at June 30, 2020	$(149)	$(263)	$3	$(409)
Foreign currency translation adjustment	(10)	—	—	(10)
Tax on foreign currency translation adjustment	18	—	—	18
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	4	—	4
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized gain on derivative hedge agreements	—	—	4	4
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(2)	(2)
Balance at September 30, 2020	$(141)	$(260)	$5	$(396)

The following table provides the components of accumulated other comprehensive loss for the nine months ended September 30, 2019:

(in millions)	Foreign Currency Translation	Postretirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2019	$(121)	$(214)	$(1)	$(336)
Foreign currency translation adjustment	29	—	—	29
Tax on foreign currency translation adjustment	(4)	—	—	(4)
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	2	—	2
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(9)	(9)
Income tax benefit on unrealized loss on derivative hedge agreements	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at March 31, 2019	$(96)	$(213)	$(7)	$(316)
Foreign currency translation adjustment	(18)	—	—	(18)
Tax on foreign currency translation adjustment	3	—	—	3
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	2	—	2
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at June 30, 2019	$(111)	$(211)	$(5)	$(327)
Foreign currency translation adjustment	(20)	—	—	(20)
Tax on foreign currency translation adjustment	(13)	—	—	(13)
Changes in postretirement benefit plans	—	(11)	—	(11)
Amortization of prior service cost and net actuarial loss on postretirement benefit plans into other non-operating income (expense), net	—	1	—	1
Settlement charge released into other non-operating income (expense), net	—	8	—	8
Unrealized loss on derivative hedge agreements	—	—	(5)	(5)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	2	2
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at September 30, 2019	$(144)	$(213)	$(7)	$(364)

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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $3 million and $5 million as of September 30, 2020 and December 31, 2019, respectively, for these general legal matters.
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
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of September 30, 2020 and December 31, 2019, the amount of surety bonds, bank guarantees, insurance letters of credit and stand-by letters of credit was $378 million and $340 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $3 million and $3 million as of September 30, 2020 and December 31, 2019 for environmental matters.
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
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. The table below provides the changes in our product warranty accrual:

(in millions)	2020	2019
Warranty accrual – January 1	$41	$60
Net charges for product warranties in the period	44	20
Settlement of warranty claims	(24)	(32)
Warranty accrual - September 30	$62	$46

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2019 Annual Report). The following tables contain financial information for each reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Revenue:
Water Infrastructure	$524	$531	$1,463	$1,574
Applied Water	364	376	1,039	1,149
Measurement & Control Solutions	332	389	1,001	1,155
Total	$1,220	$1,296	$3,503	$3,878
Operating Income:
Water Infrastructure	$89	$97	$201	$246
Applied Water	56	61	144	179
Measurement & Control Solutions	(62)	(136)	(120)	(94)
Corporate and other	(10)	(11)	(37)	(40)
Total operating income	$73	$11	$188	$291
Interest expense	$22	$16	$56	$52
Other non-operating (expense) income, net	(1)	(7)	(5)	(2)
Gain from sale of business	—	—	—	1
Income (loss) before taxes	$50	$(12)	$127	$238
Depreciation and Amortization:
Water Infrastructure	$13	$15	$44	$46
Applied Water	7	5	18	17
Measurement & Control Solutions	36	36	106	107
Regional selling locations (a)	4	6	15	14
Corporate and other	3	3	6	8
Total	$63	$65	$189	$192
Capital Expenditures:
Water Infrastructure	$9	$14	$27	$65
Applied Water	4	5	16	15
Measurement & Control Solutions	22	21	73	74
Regional selling locations (b)	6	4	18	13
Corporate and other	—	2	2	8
Total	$41	$46	$136	$175
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
This Report contains information that may constitute “forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” "contemplate," "predict," “forecast,” “believe,” “target,” “will,” “could,” “would,” “should,” "potential," "may" and similar expressions may, but are not necessary to, identify forward-looking statements. By their nature, forward-looking statements address uncertain matters and include any statements that: are not historical, such as statements about the Company’s capitalization, restructuring and realignment plans, and future strategic plans; describe the Company’s business strategy, outlook, objectives, plans, intentions or goals; or address operating or financial performance, events or developments that we expect or anticipate will occur in the future - including statements relating to orders, revenues, operating margins and earnings per share growth, and expressing general views about future operating results. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements. The novel coronavirus (“COVID-19”) pandemic is and may continue to amplify many of these risks and uncertainties.
Factors that could cause results to differ materially from those anticipated include: overall economic and business conditions; the COVID-19 pandemic’s uncertain magnitude, duration, geographic reach and impact on the global economy; the current and future impact of the COVID-19 pandemic on our business, growth, projections, financial condition, operations, cash flows, and liquidity, including from adverse economic conditions on our performance or customer markets caused by the COVID-19 pandemic; actual or potential other epidemics, pandemics or global health crises; geopolitical and other risks associated with our international operations that could affect customer markets and our business, such as military actions, protectionism, economic sanctions or trade barriers, including tariffs and embargoes, and non-compliance with laws or regulations, including those pertaining to foreign corrupt practices, data privacy, export and import and competition; potential for unexpected cancellations or delays of customer orders in our reported backlog; fluctuations in foreign currency exchange rates; disruption, competition and pricing pressures in the markets we serve; industrial, governmental and private sector spending; the strength of housing and related markets; weather conditions; ability to retain and attract talent and key members of management; our relationship with and the performance of our supply chain, including channel partners; our ability to successfully identify, complete and integrate acquisitions; our ability to borrow or refinance our existing indebtedness; availability of liquidity sufficient to meet our needs; uncertainty from the expected discontinuance of LIBOR and transition to another interest rate benchmark; changes in the value of goodwill or intangible assets; uncertainty related to restructuring and realignment actions and related charges and savings, including with respect to the amount and timing of estimated costs and savings, the timing of or delays in implementing actions, and our ability to realize all of the anticipated cost savings, all of which are subject to change as the Company makes decisions and refines plans and estimates over time; management and employee distraction resulting from restructuring actions; timing delays in implementing strategic initiatives; our ability to continue strategic investments for growth; risks relating to products, including defects, security, liability and recalls; governmental or regulatory claims or investigations; cybersecurity attacks, breaches or other disruptions of information technology systems on which we rely, or on our products; our sustainability initiatives; the use of proceeds from our green bond offering, including failure to appropriately allocate the net proceeds or meet the investment requirements of certain environmentally-focused investors; litigation and contingent liabilities; and other factors set forth under “Item 1A. Risk Factors” in our 2019 Annual Report, "Item 1A. Risk Factors" in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in subsequent filings we have made or may make with the SEC.
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
COVID-19 Pandemic
The global spread of COVID-19 has curtailed the movement of people, goods and services worldwide, including in many of the regions where we sell our products and services and conduct operations.
This section summarizes the most significant impacts related to the COVID-19 pandemic that we have experienced to date, and we have included additional details as applicable throughout other sections of this Report. Many of these impacts did not begin to be felt broadly across our businesses until the latter part of the first quarter of 2020 and have continued through the third quarter. As the COVID-19 pandemic began to unfold in the first quarter of 2020, Xylem deployed a COVID-19 Response Team, responsible for Xylem's Pandemic Plan, which is designed to aid in prevention, preparedness, response and recovery at our sites and across the Company.
Depending on the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences, we anticipate that it will become more difficult to distinguish specific aspects of our operational and financial performance that are most directly related to COVID-19 from those that are more broadly influenced by ongoing macroeconomic, market and industry dynamics that are, to varying degrees, related to the COVID-19 pandemic and its consequences.

Public health officials have recommended, or governments have mandated, precautions to mitigate the spread of COVID-19, including stay at home or similar measures, such as travel restrictions, for periods of time in many of the areas in which we operate. Operationally, our production facilities located in Latin America, Europe and Asia Pacific experienced reduced production levels due to such measures to varying degrees during the year, particularly during the first and second quarter. Currently, our overall operating capacity remains just over 90% globally, with all of our production facilities operational. In order to maintain a safe work environment, our production facilities continue to spread out operations over multiple shifts and implement other protective measures such as temperature screening and social distancing, while maintaining operational capabilities.
The COVID-19 pandemic is also adversely affecting, and is expected to continue to adversely affect, our operations, supply chains and businesses. While we expect, from time to time, to experience unpredictable interruptions with our external suppliers, we have enhanced our supplier pulsing and redundancy to minimize those impacts.
To date, the most significant operational impacts we have experienced are volume reductions ranging across all segments and major geographic regions.
Future demand for our products and services is uncertain as the COVID-19 pandemic has also had an adverse impact on many of the customers we serve. As such, we have and may continue to experience decreased or delayed demand for our products and services, as well as changes in the payment patterns of our customers. At the end of the third quarter, total backlog increased 21.7% as compared to December 31, 2019 and there has not been a notable increase in contract cancellations to date. In many cases, Xylem’s products and services are considered "essential services" under various governmental mandates, and as a result we did not experience significant issues in our ability to distribute products or services, aside from customer-driven project delays, inability to access or travel to customer sites and shipping delays due to stay at home measures. However, because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain and rapidly changing, the pandemic’s ongoing and future impacts on our business, financial condition, results of operations, and stock price remain uncertain and difficult to predict, but we expect our results to continue to be adversely impacted beyond the quarter ending September 30, 2020.
In response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic, management committed to restructuring activities across our businesses and functions globally during the second quarter of 2020. These initiatives are designed to support our long-term financial resilience and simplify our operations, strengthen our competitive positioning and better serve our customers. In light of the uncertainty created by the COVID-19 pandemic, we have also proactively taken further cost reduction actions which include a temporary 20% reduction in the base salary of the Company's Chief Executive Officer ("CEO") and all direct reports to the CEO and a temporary 20% reduction in annual cash retainer fees payable to our Board of Directors. These temporary reductions are effective from June 1, 2020 through December 31, 2020. Additionally, we have committed to reduced capital expenditure and discretionary operating spending during the year.
Xylem has taken measures to protect the health and safety of our employees and work with our customers to minimize potential disruptions. In the first quarter, we implemented a support pay program for employees impacted by COVID-19, and an essential services premium pay program for the benefit of employees whose roles are classified as an “essential service” and, as such, are required to work either onsite at a Xylem facility or in the field supporting customers during periods of mandated stay at home or similar measures. These programs will remain in place through the end of 2020 and continue to be evaluated for continuation as necessary going forward. Xylem Watermark, our corporate social responsibility program, is also supporting our communities in addressing the challenges posed by this global pandemic through its partnership with Americares and UNICEF, as well as the expansion of the Partner Community Grants program and other philanthropic commitments.
Many of our offices globally have transitioned to a substantially remote work from home status, with no material disruption to operations, financial reporting systems, internal control over financial reporting or disclosure controls and procedures. As public health officials and governments ease recommendations and regulations regarding stay at home measures, our COVID-19 Response Team is applying a set of Xylem "Return to Workplace" health and safety guidelines for remote workers to return to our facilities. These guidelines require government officials to first declare an easing of their restrictions, upon which we do a full review of our site to determine its readiness and follow a phased return to work approach, all in service to help ensure the safety of our people.

We will continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19. We also continue to assess the evolving nature of the pandemic and its possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences.
Risk related to the impact of COVID-19 are described in further detail under "Item 1A. Risk Factors" in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
Executive Summary
Xylem reported revenue for the third quarter of 2020 of $1,220 million, a decrease of 5.9% compared to $1,296 million reported in the third quarter of 2019. On a constant currency basis, revenue decreased by $85 million, or 6.6%, driven entirely by organic declines across all segments, with the majority of the decline coming from the industrial and utility end markets. Organic revenue decline during the quarter was anticipated as our business continues to be impacted by the COVID-19 pandemic.
We generated operating income of $73 million (margin of 6.0%) during the third quarter of 2020, as compared to $11 million (margin of 0.8%) in 2019. Operating income in the third quarter of 2020 benefited from decreases in special charges of $85 million and decreases in restructuring and realignment costs of $15 million as compared to the third quarter of 2019. Excluding the impact of these items, adjusted operating income was $158 million (adjusted margin of 13.0%) during the third quarter of 2020 as compared to $196 million (adjusted margin of 15.1%) in 2019. The decrease in adjusted operating margin was primarily due to cost inflation; unfavorable volume, impacted significantly by COVID-19; unfavorable mix; increased spending on strategic investments and increased inventory management costs. These impacts were partially offset by cost reductions from our productivity, restructuring and other cost saving initiatives.
Additional financial highlights for the quarter ended September 30, 2020 include the following:
•Orders of $1,246 million, down 7.4% from $1,346 million in the prior year, and down 8.2% on an organic basis, impacted by the COVID-19 pandemic.
•Earnings per share of $0.20, down 44.4% when compared to the prior year ($0.62, down 24.4% on an adjusted basis).
•Net cash flow provided by operating activities of $454 million for the nine months ended September 30, 2020, up $3 million from the prior year. Free cash flow of $318 million, up $42 million from the prior year.
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions, except for per share data)	2020		2019		2020		2019
Net income & Earnings per share	$37	$0.20	$65	$0.36	$106	$0.58	$283	$1.56
Restructuring and realignment, net of tax of $3 and $15 for 2020 and $9 and $17 for 2019	12	0.06	21	0.11	52	0.28	54	0.30
Special charges, net of tax of $6 and $9 for 2020 and $2 and $2 for 2019	65	0.36	164	0.91	76	0.42	168	0.93
Tax-related special items	—	—	(101)	(0.56)	(5)	(0.03)	(118)	(0.65)
Gain from sale of business, net of tax of $0 for 2019	—	—	—	—	—	—	(1)	(0.01)
Adjusted net income & Adjusted earnings per share	$114	$0.62	$149	$0.82	$229	$1.25	$386	$2.13

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
•“special charges" defined as costs incurred by the Company, such as acquisition and integration related costs, non-cash impairment charges and both operating and non-operating adjustments for pension costs.
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

	Nine Months Ended
	September 30,
(In millions)	2020	2019
Net cash provided by operating activities	$454	$451
Capital expenditures	(136)	(175)
Free cash flow	$318	$276
Net cash used by investing activities	$(326)	$(185)
Net cash provided (used) by financing activities	$550	$(99)

•“EBITDA” defined as earnings before interest, taxes, depreciation and amortization expense and "Adjusted EBITDA" reflects the adjustment to EBITDA to exclude share-based compensation charges, restructuring and realignment costs, special charges and gain or loss from sale of businesses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Net Income	$37	$65	$106	$283
Income tax expense (benefit)	13	(77)	21	(45)
Interest expense (income), net	20	14	50	49
Depreciation	30	30	88	88
Amortization	33	35	101	104
EBITDA	$133	$67	$366	$479
Share-based compensation	$3	$7	19	23
Restructuring and realignment	15	30	67	71
Special charges	71	166	85	170
Gain from sale of business	—	—	—	(1)
Adjusted EBITDA	$222	$270	$537	$742

2020 Outlook
We withdrew 2020 guidance on March 31, 2020 due to uncertainties caused by COVID-19. We expect revenue to be down 5% to 7% in the fourth quarter, 6% to 8% organically, driven primarily by the impact of COVID-19.
The following is a summary of our revenue outlook by each of our end markets:
•Utilities revenue decreased by approximately 7% organically through the third quarter driven by weakness in the United States, the Middle East and Asia Pacific, partially offset by strength in Europe. During 2020 we expect continued resilience on the wastewater side as essential operational spending continues and capital project funding for the year has been secured. However, the clean water utilities will continue to face workforce challenges from impacts of COVID-19 on the way in which they need to operate. We are seeing delays in project deployments, but expect to start to see modest recovery as physical distancing requirements ease. We continue to gain momentum behind key multi-year wins setting up healthy longer term growth.
•Industrial revenue decreased by approximately 12% organically through the third quarter driven by weakness in North America, the emerging markets and western Europe. As 2020 progresses we expect industrial facilities to begin allowing access to sales teams and channel partners, but anticipate to continue experiencing slower orders and activity while non-essential work is deferred. Exposure to the impacts of soft construction and industrial markets will continue to have an effect on our dewatering business in North America potentially leading to demand declines. We anticipate modest recovery in growth trajectory as countries and regions begin to further re-open and activity resumes.
•In the commercial markets, organic revenue decline was approximately 9% through the third quarter driven by weakness in the emerging markets and the United States, partially offset by strength in western Europe. During 2020 we expect replacement business in the United States to continue to be impacted by COVID-19. We anticipate mixed performance in the institutional building sector depending on the "essential" nature of the end customer and modestly soft new construction activity in North America.
•In the residential markets, organic revenue decline was approximately 8% through the third quarter driven by weakness in the United States and western Europe. This market is primarily driven by replacement revenue serviced through our distribution network. As such, we anticipate healthy demand in China for secondary water supply product applications as well as modest share gains in Europe.
In response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic, on June 2, 2020 management committed to structural cost actions across our businesses and functions globally. These plans are designed to support our long-term financial resilience and simplify our operations, strengthen our competitive positioning and better serve our customers. Additionally, we will continue to strategically execute previously announced restructuring and realignment actions, primarily to reposition our European and North American businesses in an effort to optimize our cost structure and improve our operational efficiency and effectiveness. During 2020, we expect to incur between $75 million and $85 million in restructuring and realignment costs, with approximately $25 million of these costs being non-cash charges. We expect to realize approximately $67 million of net savings in 2020, consisting of $25 million of incremental net savings from restructuring and realignment actions initiated in 2019, and approximately $42 million of net savings from the restructuring, realignment and other structural cost actions initiated during this year.

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2020	2019	Change		2020	2019	Change
Revenue	$1,220	$1,296	(5.9)%		$3,503	$3,878	(9.7)%
Gross profit	461	509	(9.4)%		1,304	1,509	(13.6)%
Gross margin	37.8%	39.3%	(150)	bp	37.2%	38.9%	(170)	bp
Total operating expenses	388	498	(22.1)%		1,116	1,218	(8.4)%
Expense to revenue ratio	31.8%	38.4%	(660)	bp	31.9%	31.4%	50	bp
Restructuring and realignment costs	15	30	(50.0)%		67	71	(5.6)%
Special charges	70	155	(54.8)%		81	159	(49.1)%
Adjusted operating expenses	303	313	(3.2)%		968	988	(2.0)%
Adjusted operating expenses to revenue ratio	24.8%	24.2%	60	bp	27.6%	25.5%	210	bp
Operating income	73	11	563.6%		188	291	(35.4)%
Operating margin	6.0%	0.8%	520	bp	5.4%	7.5%	(210)	bp
Interest and other non-operating expense, net	23	23	—%		61	54	13.0%
Gain from sale of business	—	—	—%		—	1	NM
Income tax expense (benefit)	13	(77)	(116.9)%		21	(45)	(146.7)%
Tax rate	26.2%	623.6%	(59,740)	bp	16.6%	(18.9)%	3,550	bp
Net income	$37	$65	(43.1)%		$106	$283	(62.5)%
NM - Not meaningful change
Revenue
Revenue generated during the three and nine months ended September 30, 2020 was $1,220 million and $3,503 million, reflecting decreases of $76 million, or 5.9%, and $375 million, or 9.7%, respectively, compared to the same prior year periods. On a constant currency basis, revenue declined 6.6% and 8.8% for the three and nine months ended September 30, 2020. The decreases at constant currency consisted entirely of declines in organic revenue of $85 million and $340 million, respectively, reflecting significantly lower demand in the United States and the Middle East, largely due to COVID-19, partially offset by growth in China and western Europe in the quarter.

The following tables illustrates the impact from organic declines, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three and nine months ended September 30, 2020:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2019 Revenue	$531		$376		$389		$1,296
Organic Impact	(11)	(2.1)%	(15)	(4.0)%	(59)	(15.2)%	(85)	(6.6)%
Acquisitions/(Divestitures)	—	—%	—	—%	—	—%	—	—%
Constant Currency	(11)	(2.1)%	(15)	(4.0)%	(59)	(15.2)%	(85)	(6.6)%
Foreign currency translation (a)	4	0.8%	3	0.8%	2	0.5%	9	0.7%
Total change in revenue	(7)	(1.3)%	(12)	(3.2)%	(57)	(14.7)%	(76)	(5.9)%
2020 Revenue	$524		$364		$332		$1,220
(a)Foreign currency translation impact for the quarter due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro.

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2019 Revenue	$1,574		$1,149		$1,155		$3,878
Organic Impact	(87)	(5.5)%	(104)	(9.1)%	(149)	(12.9)%	(340)	(8.8)%
Acquisitions/(Divestitures)	—	—%	—	—%	—	—%	—	—%
Constant Currency	(87)	(5.5)%	(104)	(9.1)%	(149)	(12.9)%	(340)	(8.8)%
Foreign currency translation (a)	(24)	(1.5)%	(6)	(0.5)%	(5)	(0.4)%	(35)	(0.9)%
Total change in revenue	(111)	(7.1)%	(110)	(9.6)%	(154)	(13.3)%	(375)	(9.7)%
2020 Revenue	$1,463		$1,039		$1,001		$3,503
(a)Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Norwegian Krone, the South African Rand, the Brazilian Real, the Chinese Yuan and the Australian Dollar.
Water Infrastructure
Water Infrastructure revenue decreased $7 million, or 1.3%, for the third quarter of 2020 (2.1% decrease at constant currency) as compared to the prior year period. Revenue benefited from $4 million of foreign currency translation, with the change at constant currency coming entirely from an organic decline of $11 million. Organic weakness for the quarter was primarily driven by the industrial end market, particularly in North America, due to continued soft market conditions in oil and gas and mining, as well as in the emerging markets and western Europe. This organic revenue decline for the quarter was partially offset by growth in the utility end market, particularly in western Europe and China.
From an application perspective, the organic revenue decline during the third quarter was primarily driven by our transport application, where market conditions continued to soften in the United States for construction, mining and oil and gas, negatively impacting the dewatering applications. The transport application also saw organic growth during the quarter in the United States, driven by custom pump sales, and in western Europe. Our treatment application also had modest growth during the quarter, driven by strong backlog execution in China.
For the nine months ended September 30, 2020, revenue decreased $111 million, or 7.1% (5.5% decrease at constant currency) as compared to prior year. Revenue was negatively impacted by $24 million of foreign currency translation, with the change at constant currency coming entirely from an organic decline of $87 million. Organic weakness for the nine month period was primarily driven by the industrial end market, particularly in North America and the emerging markets, heavily impacted by the COVID-19 pandemic during the year. Organic revenue decline during the nine month period was also impacted by weakness, to a lesser extent, in the utility end market, particularly in the United States, partially offset by organic growth in Europe during the period. The

COVID-19 pandemic negatively impacted organic growth during the period throughout the entire segment and both end markets.
From an application perspective, the organic revenue decline during the nine months ended September 30, 2020 was driven by our transport application where market conditions continued to soften in United States in the dewatering applications, with construction, oil and gas and mining all down during the year. We also saw organic revenue decline within the emerging markets in the transport application, primarily in India, with India experiencing the lapping of some large projects executed in the prior year, as well as in Latin America. Organic revenue declines within the transport application were partially offset by modest organic growth in the treatment application during the year, primarily driven by projects in the emerging markets.
Applied Water
Applied Water revenue decreased $12 million, or 3.2%, for the third quarter of 2020 (4.0% decrease at constant currency) as compared to the prior year. Revenue benefited from $3 million of foreign currency translation for the quarter, with the change at constant currency coming entirely from an organic decline of $15 million. Organic weakness for the quarter was primarily driven by the industrial end market with, general industrial weakening driven by COVID-19 impacts and restrictions, particularly in western Europe and the United States, and declines in the building services commercial end market, where weakness in the emerging markets and the United Sates were partially offset by strength in western Europe during the quarter. Organic weakness during the quarter in these end markets was partially offset by modest growth in the building services residential end market.
For the nine months ended September 30, 2020, revenue decreased $110 million, or 9.6% (9.1% decrease at constant currency) as compared to the prior year. Revenue was negatively impacted by $6 million of foreign currency translation for the period, with the change at constant currency coming entirely from an organic decline of $104 million. Organic weakness during the nine month period was driven by declines across all end markets and applications, with industrial water and commercial building services declining the most, followed by declines in building services in the residential market as well. Organic revenue declines in the segment were seen across all major geographic regions as well, particularly in the United States, the emerging markets and western Europe, where the COVID-19 pandemic restricted activities and caused a slow down and general softening in the markets served.
Measurement & Control Solutions
Measurement & Control Solutions revenue decreased $57 million, or 14.7%, for the third quarter of 2020 (15.2% at constant currency) as compared to the prior year. Revenue benefited from $2 million of foreign currency translation for the quarter, with the change at constant currency coming entirely from an organic decline of $59 million. Organic weakness for the quarter was driven by declines in the utility end market, primarily in the United States and the Middle East and, to a much lesser extent, weakness in the industrial end market in western Europe. Organic revenue declines in the segment were significantly impacted by project timing and the COVID-19 pandemic during the quarter, particularly in the United States.
From an application perspective, the organic revenue decline for the segment was primarily driven by project timing in the gas business within the energy application where large project deployments in the United States during the prior year did not repeat and we experienced project delays driven by the COVID-19 pandemic during the year. The water application also experienced organic revenue decline during the quarter, driven by the lapping of strong project deployments in the Middle East and the United States during the third quarter of the prior year and negative COVID-19 impacts, which drove market softness in the United States where travel restrictions and site closures impacted our assessment services business. Organic weakness during the quarter was partially offset by the strong electric sales in the United States within the energy application. The test and the software as a service ("SaaS") applications both had modest declines in revenue as compared to the prior year in western Europe and in the United States, respectively.
For the nine months ended September 30, 2020, revenue decreased $154 million, or 13.3% (12.9% at constant currency) as compared to the prior year. Revenue was negatively impacted by $5 million of foreign currency translation during the nine month period, with the change at constant currency coming entirely from an organic decline of $149 million. Organic weakness for the period was driven by declines in the utility end market, primarily in the United States and the Middle East, marginally offset by modest organic growth in western Europe during the year. To a lesser extent, the test application also experienced organic weakness in the industrial end market across all major geographic regions during the period. Organic revenue declines in the segment were significantly impacted by the COVID-19 pandemic during the period.

From an application perspective, the organic revenue decline for the segment was driven by the water application, where the COVID-19 pandemic drove market softness in the United States and we lapped strong project deployments in the Middle East during the prior year. The energy application also had decline in organic revenue as compared to the prior year, primarily in North America as we lapped a few large gas project deployments and have been negatively impacted by the COVID-19 pandemic. The test application also experienced organic revenue decline during the period across all major regions, where we experienced negative impacts from the COVID-19 pandemic, and the lapping of a couple large prior year project executions in the Middle East. The SaaS application had a modest decline in revenue as compared to the prior year, primarily in the United States.
Orders / Backlog
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business. Orders received during the third quarter of 2020 were $1,246 million, a decrease of $100 million, or 7.4%, over the prior year (8.2% decrease at constant currency). Orders received during the nine months ended September 30, 2020 were $3,739 million, a decrease of $314 million, or 7.7%, over the prior year (6.5% decrease at constant currency). Order intake benefited from $10 million of foreign currency translation during the quarter and was negatively impacted by $49 million of foreign currency translation for the nine months ended September 30, 2020. The change at constant currency was driven entirely by organic declines of $110 million and $265 million for the three and nine months ended September 30, 2020, respectively.
The following tables illustrates the impact from organic declines, recent acquisitions and divestitures, and foreign currency translation in relation to orders during the three and nine months ended September 30, 2020:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2019 Orders	$586		$376		$384		$1,346
Organic Impact	(32)	(5.5)%	(4)	(1.1)%	(74)	(19.3)%	(110)	(8.2)%
Acquisitions/(Divestitures)	—	—%	—	—%	—	—%	—	—%
Constant Currency	(32)	(5.5)%	(4)	(1.1)%	(74)	(19.3)%	(110)	(8.2)%
Foreign currency translation (a)	4	0.7%	3	0.8%	3	0.8%	10	0.7%
Total change in orders	(28)	(4.8)%	(1)	(0.3)%	(71)	(18.5)%	(100)	(7.4)%
2020 Orders	$558		$375		$313		$1,246
(a)Foreign currency translation impact for the quarter due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro.

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2019 Orders	$1,704		$1,169		$1,180		$4,053
Organic Impact	4	0.2%	(89)	(7.6)%	(180)	(15.3)%	(265)	(6.5)%
Acquisitions/(Divestitures)	—	—%	—	—%	—	—%	—	—%
Constant Currency	4	0.2%	(89)	(7.6)%	(180)	(15.3)%	(265)	(6.5)%
Foreign currency translation (a)	(38)	(2.2)%	(7)	(0.6)%	(4)	(0.3)%	(49)	(1.2)%
Total change in orders	(34)	(2.0)%	(96)	(8.2)%	(184)	(15.6)%	(314)	(7.7)%
2020 Orders	$1,670		$1,073		$996		$3,739
(a)Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Norwegian Krone, the South African Rand, the Brazilian Real, the Chinese Yuan and the Australian Dollar.

Water Infrastructure
Water Infrastructure segment orders decreased $28 million, or 4.8%, to $558 million (5.5% decrease at constant currency) for the third quarter of 2020 as compared to the prior year. Order intake during the quarter benefited from $4 million of foreign currency translation, with the change at constant currency coming from organic order decline in the transport application, which was partially offset by growth in the treatment application during the quarter. Organic decline in the transport application was driven by the lapping of a large project order in India in the prior year, along with market weakness in construction, oil and gas and mining impacting the dewatering transport application, primarily in the United States. Organic growth in the treatment application was primarily driven by strong order intake in Asia Pacific and North America during the quarter. The COVID-19 pandemic contributed to the negative dynamics that impacted organic order growth during the quarter.
For the nine months ended September 30, 2020, orders decreased $34 million, or 2.0%, to $1,670 million (0.2% increase at constant currency) as compared to the same prior year period. Order intake during the period was negatively impacted by $38 million of foreign currency translation, with the change at constant currency coming from organic growth in orders in the treatment application, which was partially offset by a decline in organic orders in the transport application. Organic growth in the treatment application was driven by strong order intake in North America, partially offset by large project orders placed during the prior year in the emerging markets. The transport application experienced an organic order decline during the period, primarily driven by market weakness in construction, oil and gas and mining impacting the dewatering application in North America, largely offset by the net year over year positive impact of significant project orders in India. The COVID-19 pandemic also negatively impacted organic order growth for the segment during the period.
Applied Water
Applied Water segment orders decreased $1 million, or 0.3%, to $375 million (1.1% decrease at constant currency) for the third quarter of 2020 as compared to the prior year. Order intake during the quarter benefited from $3 million of foreign currency translation. The order decrease on a constant currency basis was primarily driven by organic weakness during the quarter in the commercial end market in the United States and in the emerging markets, particularly in the Middle East, which was mostly offset by strong order intake in the residential end market in the United States.
For the nine months ended September 30, 2020, orders decreased $96 million, or 8.2%, to $1,073 million (7.6% decrease at constant currency) as compared to the same prior year period. Order intake during the period was negatively impacted by $7 million of foreign currency translation. The order decrease on a constant currency basis was primarily driven by organic weakness across all end markets in the United States and, to a lesser extent, reduced order intake in the emerging markets and western Europe during the period.
The organic order growth for the segment during the three and nine month periods was negatively impacted by the COVID-19 pandemic.
Measurement & Control Solutions
Measurement & Control Solutions segment orders decreased $71 million, or 18.5%, to $313 million (19.3% decrease at constant currency) for the third quarter of 2020 as compared to the prior year. Order intake during the quarter benefited from $3 million of foreign currency translation. The order decrease on a constant currency basis was driven by an organic decline in the water application which was negatively impacted by the lapping of strong prior year orders, coupled with negative COVID-19 impacts, including travel restrictions and site closures. Order intake in the energy applications declined organically during the quarter, driven by negative COVID-19 impacts, coupled with the lapping of large prior year gas and electric project deployments. The SaaS application also experienced an organic order decline during the quarter as market conditions softened as a result of the COVID-19 pandemic. Organic order intake in the test application grew modestly during the quarter.
For the nine months ended September 30, 2020, orders decreased $184 million, or 15.6%, to $996 million (15.3% decrease at constant currency) as compared to the same prior year period. Order intake during the period was negatively impacted by $4 million of foreign currency translation. The order decrease on a constant currency basis was driven by the water application, where we lapped prior year orders, and, to a lesser extent, the energy application, where prior year gas project deployments more than offset strong electric order intake during the period. The SaaS application also contributed to the organic decline during the period, driven by the lapping of large project deployment orders in North America during the prior year. The test application, primarily in the U.K.

and the United States, also experienced a reduction in order intake during the period. The COVID-19 pandemic significantly impacted the organic order growth during the period.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays can occur from time to time. Total backlog was $2,192 million at September 30, 2020, an increase of $324 million or 17.3%, as compared to September 30, 2019 backlog of $1,868 million, and an increase of $391 million or 21.7%, as compared to December 31, 2019 backlog of $1,801 million. We anticipate that approximately 32% of the backlog at September 30, 2020 will be recognized as revenue in the remainder of 2020. There were no significant order cancellations during the quarter.
Gross Margin
Gross margin as a percentage of revenue decreased 150 and 170 basis points to 37.8% and 37.2% for the three and nine months ended September 30, 2020, as compared to 39.3% and 38.9% for comparative 2019 periods. The gross margin decrease for quarter was primarily driven by cost inflation, unfavorable mix, unfavorable volume, impacted by COVID-19 and increased inventory management costs, which were partially offset by cost reductions from our global procurement and productivity improvement initiatives and price realization. The gross margin decrease for the nine month period was primarily driven by cost inflation, increased inventory management costs, unfavorable mix, unfavorable volume, impacted by COVID-19, and other lesser impacts, which were partially offset by cost reductions from our global procurement and productivity improvement initiatives and price realization.
Operating Expenses
The following table presents operating expenses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2020	2019	Change		2020	2019	Change
Selling, general and administrative expenses ("SG&A")	$266	$273	(2.6)%		$851	$870	(2.2)%
SG&A as a % of revenue	21.8%	21.1%	70	bp	24.3%	22.4%	190	bp
Research and development expenses ("R&D")	45	44	2.3%		138	142	(2.8)%
R&D as a % of revenue	3.7%	3.4%	30	bp	3.9%	3.7%	20	bp
Restructuring and asset impairment charges	19	33	(42.4)%		69	58	19.0%
Goodwill impairment charge	58	148	(60.8)%		58	148	(60.8)%
Operating expenses	$388	$498	(22.1)%		$1,116	$1,218	(8.4)%
Expense to revenue ratio	31.8%	38.4%	(660)	bp	31.9%	31.4%	50	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses decreased by $7 million to $266 million, or 21.8% of revenue, in the third quarter of 2020, as compared to $273 million, or 21.1% of revenue, in the comparable 2019 period; and decreased $19 million to $851 million, or 24.3% of revenue, in the nine months ended September 30, 2020, as compared to $870 million, or 22.4% of revenue, for the nine months ended in 2019. The increase in SG&A as a percent of revenue for both periods was primarily driven by the drop in revenue, which was significantly driven by impacts of the COVID-19 pandemic, as well as cost inflation and additional investment in strategic growth initiatives. Cost reductions from global procurement and productivity improvement initiatives, including restructuring savings, partially offsets these items.
Research and Development ("R&D") Expenses
R&D expense was $45 million, or 3.7% of revenue, in the third quarter of 2020, as compared to $44 million, or 3.4% of revenue, in the comparable period of 2019; and was $138 million, or 3.9% of revenue, in the nine months ended September 30, 2020, as compared to $142 million, or 3.7% of revenue, in the comparable period of 2019. The increase in R&D as a percent of revenue for both periods was primarily driven by the drop in revenue, which was significantly driven by impacts of the COVID-19 pandemic.
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
As a result of this action, during the three and nine months ended September 30, 2020, we recognized restructuring charges of $8 million and $48 million, respectively. These charges included reduction of headcount across all segments and asset impairments within our Measurement & Control Solutions segment. Immaterial restructuring charges incurred during the first quarter are included in the plan information presented below.
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
The following is a roll-forward for the nine months ended September 30, 2020 and 2019 of employee position eliminations associated with restructuring activities:

	2020	2019
Planned reductions - January 1	196	69
Additional planned reductions	670	621
Actual reductions and reversals	(604)	(465)
Planned reductions - September 30	262	225

The following table presents expected restructuring spend in 2020 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2020:
Total expected costs	$27	$11	$35	$3	$76
Costs incurred during Q1 2020	1	—	—	—	1
Costs incurred during Q2 2020	5	2	30	—	37
Costs incurred during Q3 2020	7	1	1	—	9
Total expected costs remaining	$14	$8	$4	$3	$29

Actions Commenced in 2019:
Total expected costs	$19	$5	$27	$—	$51
Costs incurred during 2019	18	5	27	—	50
Costs incurred during Q1 2020	1	—	—	—	1
Costs incurred during Q2 2020	1	—	—	—	1
Costs incurred during Q3 2020	(1)	—	—	—	(1)
Total expected costs remaining	$—	$—	$—	$—	$—
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
During the second quarter of 2020 the discontinuance of a product line resulted $17 million of asset impairments, primarily related to customer relationships, trademarks and fixed assets within our Measurement & Control Solutions segment.
We currently expect to incur between $55 million and $60 million in restructuring costs for the full year, with approximately $20 million of these costs being non-cash charges. These restructuring charges are primarily related to actions taken in response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic. We expect to realize approximately $25 million of incremental net savings in 2020 from restructuring actions initiated in 2019, and approximately $22 million of net savings in 2020 from the restructuring actions initiated during this year.
Asset Impairment
During the third quarter of 2020, we determined that certain assets within our Measurement & Control Solutions segment, including software and proprietary technology were impaired. Accordingly we recognized an impairment charge of $11 million. Refer to Note 9, "Goodwill and Other Intangible Assets," for additional information.
During the second quarter of 2020, we determined that internally developed in-process software within our Measurement & Control Solutions segment was impaired as a result of actions taken to prioritize strategic investments. Accordingly we recognized an impairment charge of $10 million. Refer to Note 9, "Goodwill and Other Intangible Assets," for additional information.
During the third quarter of 2019, we determined that certain assets within our Measurement & Control Solutions segment, including customer relationships, internally developed software, proprietary technology, and plant property & equipment, were impaired. Accordingly we recognized an impairment charge of $7 million. Refer to Note 9, "Goodwill and Other Intangible Assets," for additional information.
During the first quarter of 2019, we determined that certain assets within our Measurement & Control Solutions segment, including customer relationships, were impaired. Accordingly we recognized an impairment charge of $3 million. Refer to Note 9, "Goodwill and Other Intangible Assets," for additional information.

Goodwill Impairment Charge
During the third quarter of 2020, the Company recorded a goodwill impairment charge of $58 million related to the AIA goodwill reporting unit within our Measurement & Control Solutions segment. The AIA reporting unit is comprised of our assessment services business (primarily the Pure acquisition) as well as our digital solutions business. The impairment resulted from management's updated forecast of future cash flows for the AIA businesses, which reflects significant negative volume impacts, primarily on our assessment services business, due to travel restrictions and site closures as a result of the COVID-19 pandemic. Our ongoing investment in the AIA businesses also continues to impact near term profitability. These factors drove a decrease in the fair value, based on a discounted cash flow valuation, of the AIA reporting unit that is below its carrying value as of the third quarter, requiring an impairment charge. Refer to Note 9, "Goodwill and Other Intangible Assets," for additional information.
During the third quarter of 2019, the Company recorded a goodwill impairment charge of $148 million related to the AIA goodwill reporting unit within our Measurement & Control Solutions segment. The impairment resulted from a downward revision of forecasted future cash flows. Factors that contributed to the revised forecast in the third quarter include lower than expected results as compared to prior forecasts, largely as a result of slower-than-expected conversion of pipeline opportunities to revenue. Additionally, we have continued to invest in the AIA platform ahead of the adoption curve, which has also impacted the near term profitability of the business. These factors drove a decrease in the fair value, based on a discounted cash flow valuation, of the AIA reporting unit that is below its carrying value as of the third quarter, requiring an impairment charge. Refer to Note 9, "Goodwill and Other Intangible Assets," for additional information.
Operating Income
Operating income during the third quarter of 2020 was $73 million, reflecting an increase of 563.6% compared to $11 million in the third quarter of 2019. Operating margin was 6.0% for the third quarter of 2020 versus 0.8% for the comparable period in 2019, an increase of 520 basis points. Operating margin benefited from decreases in special charges of $85 million and decreases in restructuring and realignment costs of $15 million as compared to the third quarter of 2019. Excluding the impact of these items, adjusted operating income was $158 million with an adjusted operating margin of 13.0% in the third quarter of 2020 as compared to adjusted operating income of $196 million with an adjusted operating margin of 15.1% in the third quarter of 2019. The decrease in adjusted operating margin was primarily due to cost inflation; unfavorable volume, impacted significantly by COVID-19; unfavorable mix; increased spending on strategic investments and increased inventory management costs. These impacts were partially offset by cost reductions from our productivity, restructuring and other cost saving initiatives.
Operating income for the nine months ended September 30, 2020 was $188 million, reflecting a decrease of 35.4% compared to $291 million in 2019. Operating margin was 5.4% for the nine months ended September 30, 2020 versus 7.5% for the comparable period in 2019, a decrease of 210 basis points. Operating margin benefited from decreases in special charges of $78 million and decreases in restructuring and realignment costs of $4 million as compared to the prior year. Excluding the impact of these items, adjusted operating income was $336 million with an adjusted operating margin of 9.6% for the nine months ended September 30, 2020 as compared to adjusted operating income of $521 million with an adjusted operating margin of 13.4% in 2019. The decrease in adjusted operating margin was primarily due to unfavorable volume, impacted significantly by COVID-19; cost inflation; increased inventory management costs; unfavorable mix and increased spending on strategic investments. These impacts were partially offset by cost reductions from our productivity, restructuring and other cost saving initiatives.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2020	2019	Change		2020	2019	Change
Water Infrastructure
Operating income	$89	$97	(8.2)%		$201	$246	(18.3)%
Operating margin	17.0%	18.3%	(130)	bp	13.7%	15.6%	(190)	bp
Restructuring and realignment costs	8	7	14.3%		21	25	(16.0)%
Adjusted operating income	$97	$104	(6.7)%		$222	$271	(18.1)%
Adjusted operating margin	18.5%	19.6%	(110)	bp	15.2%	17.2%	(200)	bp
Applied Water
Operating income	$56	$61	(8.2)%		$144	$179	(19.6)%
Operating margin	15.4%	16.2%	(80)	bp	13.9%	15.6%	(170)	bp
Restructuring and realignment costs	2	3	(33.3)%		8	10	(20.0)%
Adjusted operating income	$58	$64	(9.4)%		$152	$189	(19.6)%
Adjusted operating margin	15.9%	17.0%	(110)	bp	14.6%	16.4%	(180)	bp
Measurement & Control Solutions
Operating loss	$(62)	$(136)	(54.4)%		$(120)	$(94)	27.7%
Operating margin	(18.7)%	(35.0)%	1,630	bp	(12.0)%	(8.1)%	(390)	bp
Restructuring and realignment costs	5	20	(75.0)%		38	36	5.6%
Special charges	69	155	(55.5)%		79	159	(50.3)%
Adjusted operating income (loss)	$12	$39	(69.2)%		$(3)	$101	(103.0)%
Adjusted operating margin	3.6%	10.0%	(640)	bp	(0.3)%	8.7%	(900)	bp
Corporate and other
Operating loss	$(10)	$(11)	(9.1)%		$(37)	$(40)	(7.5)%
Special charges	1	—	NM		2	—	NM
Adjusted operating loss	$(9)	$(11)	(18.2)%		$(35)	$(40)	(12.5)%
Total Xylem
Operating income	$73	$11	563.6%		$188	$291	(35.4)%
Operating margin	6.0%	0.8%	520	bp	5.4%	7.5%	(210)	bp
Restructuring and realignment costs	15	30	(50.0)%		67	71	(5.6)%
Special charges	70	155	(54.8)%		81	159	(49.1)%
Adjusted operating income	$158	$196	(19.4)%		$336	$521	(35.5)%
Adjusted operating margin	13.0%	15.1%	(210)	bp	9.6%	13.4%	(380)	bp
NM - Not meaningful percentage change
Water Infrastructure
Operating income for our Water Infrastructure segment decreased $8 million, or 8.2%, for the third quarter of 2020 compared to the prior year, with operating margin also decreasing from 18.3% to 17.0%. Operating margin was negatively impacted by a slight increase in restructuring and realignment costs of $1 million in 2020. Excluding these restructuring and realignment costs, adjusted operating income decreased $7 million, or 6.7%, with adjusted operating margin decreasing from 19.6% to 18.5%. The decrease in adjusted operating margin for the quarter was primarily due to cost inflation; unfavorable mix; increased inventory management costs; unfavorable volume, impacted significantly by COVID-19, and increased spending on strategic investments. These impacts were partially offset by cost reductions from our productivity and other cost saving initiatives.

For the nine months ended September 30, 2020, operating income decreased $45 million, or 18.3%, as compared to the prior year, with operating margin also decreasing from 15.6% to 13.7%. Operating margin benefited from a decrease in restructuring and realignment costs of $4 million in 2020. Excluding these restructuring and realignment costs, adjusted operating income decreased $49 million, or 18.1%, with adjusted operating margin decreasing from 17.2% to 15.2%. The decrease in adjusted operating margin during the period was primarily due to cost inflation, unfavorable volume, impacted significantly by COVID-19; unfavorable mix; increased inventory management costs; increased spending on strategic investments, negative currency impacts and other lesser impacts. These impacts were partially offset cost reductions from our productivity and other cost saving initiatives and price realization.
Applied Water
Operating income for our Applied Water segment decreased $5 million, or 8.2%, for the third quarter of 2020 compared to the prior year, with operating margin also decreasing from 16.2% to 15.4%. Operating margin benefited from a slight decrease in restructuring and realignment costs of $1 million in 2020. Excluding these restructuring and realignment costs, adjusted operating income decreased $6 million, or 9.4%, with adjusted operating margin decreasing from 17.0% to 15.9%. The decrease in adjusted operating margin for the quarter was primarily due to cost inflation; unfavorable volume, impacted significantly by COVID-19; increased spending on strategic investments and other various lesser impacts. These impacts were partially offset by cost reductions from our productivity and other cost saving initiatives and price realization.
For the nine months ended September 30, 2020, operating income decreased $35 million, or 19.6%, as compared to the prior year, with operating margin also decreasing from 15.6% to 13.9%. Operating margin benefited from a slight decrease in restructuring and realignment costs of $2 million in 2020. Excluding these restructuring and realignment costs, adjusted operating income decreased $37 million, or 19.6%, with adjusted operating margin decreasing from 16.4% to 14.6%. The decrease in adjusted operating margin during the period was primarily due to unfavorable volume, impacted significantly by COVID-19; cost inflation and increased inventory management costs. These impacts were partially offset by cost reductions from our productivity and other cost saving initiatives.
Measurement & Control Solutions
Operating loss for our Measurement & Control Solutions segment decreased $74 million, or 54.4%, for the third quarter of 2020 compared to the prior year, resulting in an operating loss of $62 million, with operating margin increasing from (35.0)% to (18.7)%. Operating margin benefited from decreases in special charges of $86 million and decreases in restructuring and realignment costs of $15 million in 2020. Excluding these items, adjusted operating income decreased $27 million, or 69.2%, with adjusted operating margin decreasing from 10.0% to 3.6%. The decrease in adjusted operating margin for the quarter was primarily due to unfavorable volume, impacted significantly by COVID-19; unfavorable mix; cost inflation; increased quality management costs; increased spending on strategic investments and other various lesser impacts. These impacts were partially offset by cost reductions from our productivity and other cost saving initiatives and price realization.
For the nine months ended September 30, 2020, operating loss increased $26 million, or 27.7%, as compared to the prior year, resulting in an operating loss of $120 million, with operating margin also decreasing from (8.1)% to (12.0)%. Operating margin benefited from a decrease in special charges of $80 million, which was slightly offset by increased restructuring and realignment costs of $2 million in 2020. Excluding these items, adjusted operating income decreased $104 million, or 100.3%, resulting in an adjusted operating loss of $3 million, with adjusted operating margin decreasing from 8.7% to (0.3)%. The decrease in adjusted operating margin during the period was driven by unfavorable volume, impacted significantly by COVID-19; cost inflation; increased quality management costs, primarily due to a $15 million warranty charge recorded during the first quarter for a firmware issue in some of our meters; unfavorable mix and increased spending on strategic investments. These impacts were partially offset by cost reductions from our productivity and other cost saving initiatives.
Corporate and other
Operating loss for corporate and other decreased $1 million, or 9.1%, for the third quarter of 2020 compared to the prior year period. For the nine months ended September 30, 2020, operating loss for corporate and other decreased $3 million, or 7.5%, compared to the same prior year period. The decreases in cost are the result of cost saving actions taken during the year.

Interest Expense
Interest expense was $22 million and $56 million for the three and nine months ended September 30, 2020 and $16 million and $52 million for the three and nine months ended September 30, 2019. The increase in interest expense for both periods is primarily driven by the issuance of our Green Bond during the second quarter of 2020. See Note 12, "Credit Facilities and Debt", of our condensed consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for the three months ended September 30, 2020 was $13 million resulting in an effective tax rate of 26.2%, compared to a benefit of $77 million resulting in an effective tax rate of 623.6% (on a pre-tax loss for the period) for the same period in 2019. The income tax provision for the nine months ended September 30, 2020 was $21 million resulting in an effective tax rate of 16.6%, compared to a benefit of $45 million resulting in an effective tax rate of (18.9)% for the same period in 2019. The effective tax rate for the three and nine month periods ended September 30, 2020 differs from the United States federal statutory rate primarily due to the mix of earnings in jurisdictions, partially offset by the Global Intangible Low-Taxed Income ("GILTI") inclusion and goodwill impairment charge. Additionally, the effective tax rate for the three and nine month periods ended September 30, 2020 differs from the same periods in 2019 due primarily to the impact of the changes in tax law in Switzerland in 2019 along with the impact of the larger goodwill impairment charge on income before taxes in 2019.
Other Comprehensive Income (Loss)
Other comprehensive income was $13 million for the three months ended September 30, 2020 compared to a loss of $37 million for the same period in 2019. Foreign currency translation contributed favorable impacts during the quarter of $10 million, driven primarily by the strengthening of the Euro, the British Pound, the Chinese Yuan, the Polish Zloty and various other currencies as compared to the U.S. Dollar in 2020 versus the weakening of these currencies in the same prior year period. These favorable currency translation impacts were partially offset by the movement in our Euro net investment hedges during the quarter. In addition to net favorable foreign currency translation impacts, there was a favorable impact from the movement of tax on the net investment hedges as compared to the prior year of $31 million during the quarter. Favorable impacts from pension activity and gain in derivative hedge agreements during the quarter also contributed to the increase in in other comprehensive income during the quarter.
For the nine months ended September 30, 2020, other comprehensive loss was $22 million compared to a loss of $28 million for the same period in 2019. Foreign currency translation contributed unfavorable impacts during the period of $44 million, driven primarily by the movement in our Euro net investment hedges and the weakening of the South African Rand as compared to the U.S. Dollar, which was greater in 2020 than the weakening in the prior year. These unfavorable currency translation impacts were partially offset by the strengthening of the Euro and the Chinese Yuan as compared to the U.S. Dollar in 2020 versus the weakening of these currencies in the same prior year period. Net unfavorable currency translation impacts were partially offset by the favorable impact from the movement of tax on the net investment hedges as compared to the prior year of $27 million, favorable impacts from gain in derivative hedge agreements of $16 million and favorable pension activity during the period.

Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Nine Months Ended
	September 30,
(In millions)	2020	2019	Change
Operating activities	$454	$451	$3
Investing activities	(326)	(185)	(141)
Financing activities	550	(99)	649
Foreign exchange (a)	—	(10)	10
Total	$678	$157	$521
(a)The impact is primarily due to the strengthening of the Euro, Chinese Yuan and various other currencies against the U.S. Dollar. These impacts were partially offset by the weakness of the Canadian Dollar and the Russian Ruble against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
Net cash provided by operating activities was $454 million for the nine months ended September 30, 2020 as compared to $451 million in the comparable prior year period. This slight increase was primarily driven by a significant decrease in cash paid for taxes during the current year as compared to the prior year, partially from delayed timing of payments related to COVID-19 related concessions, as well as increases in accrued expenses, mostly due to timing, and improved working capital, which were largely offset by a decrease in cash from earnings.
Investing Activities
Cash used in investing activities was $326 million for the nine months ended September 30, 2020 as compared to $185 million in the comparable prior year period. This increase in cash used of $141 million was mainly driven by $200 million of cash paid for time deposit investments during 2020, partially offset by lower spending on capital expenditures compared to the prior year and an $18 million reduction in spending on acquisitions.
Financing Activities
Cash generated by financing activities was $550 million for the nine months ended September 30, 2020 as compared to cash used of $99 million in the comparable prior year period. This net increase in cash used by financing activities during the period was primarily driven by the issuance of our Green Bond and higher levels of short-term debt during the year, partially offset by the repayment of short-term debt during 2020 and an increase in share repurchase activity of $22 million.
Funding and Liquidity Strategy
Our ability to fund our capital needs depends on our ongoing ability to generate cash from operations and access to bank financing and the capital markets. As a result of uncertainties caused by the COVID-19 pandemic, we continue to evaluate aspects of our spending, including capital expenditures, strategic investments and dividends. Additionally, we have committed to reducing our annual capital expenditures. We will continue to evaluate aspects of our spending as the year progresses. We have elected to utilize certain federal, state and foreign tax programs related to timing of tax payments and deductions to further manage our liquidity, and the liabilities associated with these programs are appropriately classified in the applicable "Accrued and other current liabilities" or "Other non-current accrued liabilities" accounts in our Condensed Consolidated Balance Sheets. We will continue to consider available federal, state and foreign tax programs.
Historically, we have generated operating cash flow sufficient to fund our primary cash needs. As the uncertainty and severity associated with the global spread of the COVID-19 pandemic continued to grow during the year, Xylem issued Senior Notes of $1 billion in aggregate principal on June 26, 2020. The primary long-term intention of incurring this debt is to fund green projects across our business segments, as well as manage liquidity risk and increase flexibility, as the duration of the economic effects of the pandemic are uncertain. See Note 12, "Credit Facilities and Debt", of our condensed consolidated financial statements for a description of our credit facilities and long-term debt. Xylem's liquidity position has continued to evolve favorably from an operational perspective during the third quarter of 2020, and we will continue to monitor the economic effects of the COVID-19 pandemic and its impact on the Company's future operating cash flows. If our cash flows from operations are less than we expect, we may need to incur debt or issue equity. From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. There can be no assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. Our securities are rated investment grade. A significant change in credit rating could impact our ability to borrow at favorable rates. Refer to Note 12, "Credit Facilities and Debt", of our condensed consolidated financial statements for a description of limitations on obtaining additional funding.
We monitor our global funding requirements and seek to meet our liquidity needs on a cost effective basis. As of September 30, 2020, the COVID-19 pandemic has not materially impacted our borrowing costs or other costs of capital, however the future impact of the COVID-19 pandemic is uncertain and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.
We have considered the impacts of the COVID-19 pandemic on our liquidity and capital resources and do not currently expect it to impact our ability to meet future liquidity needs or continue to comply with debt covenants. To provide for continued access to the full capacity of our credit facilities going forward, Xylem entered into Amendment No. 1 to the 2019 Credit Facility on June 22, 2020 which modified the covenant calculation methodology through the quarter ending September 30, 2021 and restricts stock repurchases until March 31, 2021, except for shares of common stock in an amount not to exceed the number of shares issued after the date of the Amendment, subject to customary exceptions. See Note 12, "Credit Facilities and Debt", of our condensed consolidated financial statements for a description of our credit facilities and long-term debt.
Based on our current global cash positions, cash flows from operations and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements and service debt and other obligations. In addition, our existing committed credit facilities and access to the public debt markets would provide further liquidity if required. Currently, we have available liquidity of approximately $2.4 billion, consisting of $1.4 billion of cash, $800 million of available credit facilities and $200 million in short-term investments as disclosed in Note 12, "Credit Facilities and Debt", of our condensed consolidated financial statements. Our debt repayment obligations in 2020 consist of $40 million in outstanding commercial paper. Our next long term debt maturity is October 2021.
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
Non-United States Operations
We generated approximately 54% and 52% of our revenue from non-United States operations for the three and nine months ended September 30, 2020, respectively, and approximately 51% for both the three and nine month periods ended September 30, 2019. As we continue to grow our operations in the emerging markets and elsewhere outside of the United States, we expect to continue to generate significant revenue from non-United States operations and expect that a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the United States and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities and reassess whether there is a need to repatriate funds held internationally to support our United States operations. As of September 30, 2020, we have provided a deferred tax liability of $6 million for net foreign withholding taxes and state income taxes on $503 million of earnings expected to be repatriated to the United States parent as deemed necessary in the future.

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
During the fourth quarter of 2019 we completed our annual goodwill assessment. Our 2019 impairment analysis indicated that the fair value of the AIA goodwill reporting unit, within our Measurement & Control Solutions segment, exceeded its carrying value by less than 20%. The AIA reporting unit is comprised of our assessment services business (primarily the Pure acquisition) as well as our digital solutions business. We used the income approach to determine the fair value of our goodwill reporting units. Under the income approach, the fair value of the reporting units was based on the present value of the estimated cash flows that the reporting unit is expected to generate over its remaining life. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate was based on the weighted average cost of capital appropriate for the reporting unit.
In the third quarter of 2020, management updated forecasts of future cash flows for the AIA businesses, which reflect significant negative volume impacts from the COVID-19 pandemic, primarily on our assessment services business. Our ongoing investment in the AIA businesses also continues to impact near term profitability. Based on these factors we determined that there were indicators that the AIA reporting unit’s goodwill may be impaired, and accordingly, we performed an interim goodwill impairment test as of July 1, 2020. The results of the impairment test showed that the fair value of the AIA reporting unit was lower than the carrying value, resulting in a $58 million goodwill impairment charge. As of September 30, 2020 the remaining goodwill balance in our AIA reporting unit after recording the goodwill impairment charge was $112 million.
Also, during the third quarter of 2020, due to the factors discussed above, we assessed whether the carrying amounts of the AIA reporting unit’s long-lived assets may not be recoverable and therefore impaired. Our assessment resulted in an impairment charge of $11 million, primarily related to software and proprietary technology. The charge was calculated using an income approach.
The fair value of our reporting units and intangible assets is judgmental in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also require judgment. The uncertainty of the future impact of the COVID-19 pandemic may also contribute to further deterioration of our future cash flows. If we do not achieve our forecasts it is possible that the goodwill of the AIA reporting unit could be deemed to be impaired again in a future period.
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

ITEM 4.             CONTROLS AND PROCEDURES
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended September 30, 2020:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
7/1/20 - 7/31/20	—	—	—	$288
8/1/20 - 8/31/20	—	—	—	$288
9/1/20 - 9/30/20	—	—	—	$288
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three months ended September 30, 2020. There are up to $288 million in shares that may still be purchased under this plan as of September 30, 2020.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.             OTHER INFORMATION
None.

ITEM 6.             EXHIBITS
See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

3.1	Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2	Fourth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.2 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

10.1	Xylem Annual Incentive Plan for the Senior Leadership Team (Formerly "Annual Incentive Plan for Executive Officers") restated, with administrative changes only, on August 11, 2020	Filed herewith.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

101.0	The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
104.0	The cover page from Xylem Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2020 formatted in Inline XBRL and contained in Exhibit 101.0.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri McShane
Geri McShane
Vice President, Controller and Chief Accounting Officer

October 29, 2020