Form 10-K
period 2020-12-31
Xylem Inc.
filed 2021-02-26
CIK 1524472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large Accelerated Filer  ☑        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2020 was approximately $11.6 billion. As of February 19, 2021, there were 180,358,493 outstanding shares of the registrant’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Shareowners, to be held in May 2021, are incorporated by reference into Part II and Part III of this Report.

Xylem Inc.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2020

*	Included pursuant to the Instruction to Item 401(b) of Regulation S-K.

PART I
The following discussion should be read in conjunction with the consolidated financial statements, including the notes, included elsewhere in this Annual Report on Form 10-K (this "Report").
Forward-Looking Statements
This Report contains “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” "contemplate," "predict," “project,” “forecast,” “likely,” “believe,” “target,” “will,” “could,” “would,” “should,” "potential," "may" and similar expressions or their negative, may, but are not necessary to, identify forward-looking statements. By their nature, forward-looking statements address uncertain matters and include any statements that: are not historical, such as statements about our strategy, financial plans, outlook, objectives, plans, intentions or goals; or address possible or future results of operations or financial performance, including statements relating to orders, revenues, operating margins and earnings per share growth.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Additionally, many of these risks and uncertainties are, and may continue to be, amplified by the coronavirus (“COVID-19”) pandemic. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include, among others, the following: overall industry and economic conditions, including industrial, governmental and private sector spending and the strength of the residential and commercial real estate markets; geopolitical, regulatory, economic and other risks associated with international operations; continued uncertainty around the COVID-19 pandemic’s magnitude, duration and impacts on our business, operations, growth, and financial condition, as well as uncertainty around approved vaccines and the pace of recovery when the pandemic subsides; actual or potential other epidemics, pandemics or global health crises; manufacturing and operating cost increases due to inflation, prevailing price changes, tariffs and other factors; fluctuations in foreign currency exchange rates; disruption, competition and pricing pressures in the markets we serve; cybersecurity incidents or other disruptions of information technology systems on which we rely, or involving our products; disruptions in operations at our facilities or that of third parties upon which we rely; availability of products, parts and raw materials from our supply chain; availability, regulation and interference with radio spectrum used by some of our products; our ability to retain and attract senior management and other key talent; uncertainty related to restructuring and realignment actions and related charges and savings; our ability to continue strategic investments for growth; our ability to successfully identify, execute and integrate acquisitions; difficulty predicting our financial results, including uncertainties due to the nature of our short- and long-cycle businesses; volatility in our results due to weather conditions; risks relating to products, including defects, security, warranty and liability claims, and recalls; our ability to borrow or refinance our existing indebtedness and the availability of liquidity sufficient to meet our needs; risk of future impairments to goodwill and other intangible assets; failure to comply with laws or regulations, including those pertaining to anti-corruption, data privacy and security, export and import, competition, and the environment; changes in our effective tax rates or tax expenses; legal, governmental or regulatory claims, investigations or proceedings and associated contingent liabilities; and other factors set forth in “Part I Item 1A. Risk Factors” in this Report and in subsequent filings we make with the Securities and Exchange Commission (“SEC”).

All forward-looking statements made herein are based on information currently available to us as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1.        BUSINESS
Business Overview
Xylem is a leading global water technology company with 2020 revenues of $4.9 billion and approximately 16,700 employees worldwide, of which approximately 1,100 were temporary or fixed-term employees or interns. We design, manufacture and service highly engineered products and solutions across a wide variety of critical applications primarily in the water sector, but also in energy. Our broad portfolio of products, services and solutions addresses customer needs across the water cycle, from the delivery, measurement and use of drinking water, to the collection, testing, analysis and treatment of wastewater, to the return of water to the environment.
We have differentiated market positions in core application areas including transport, treatment, dewatering, test, smart metering, infrastructure assessment services, digital solutions, commercial and residential building services and industrial processes. Setting us apart is a unique set of global assets that include:

•Market-leading brands, some of which have been in use for more than 100 years
•Global distribution networks consisting of direct sales forces and independent channel partners serving a diverse customer base in approximately 150 countries
•A substantial global installed base that provides for steady recurring revenue
•A strong history of bringing innovative products, solutions, and business models to customers
•A strong financial position and cash generation profile that enables us to fund strategic organic and inorganic growth initiatives, and consistently return capital to shareholders
•A demonstrated commitment to corporate governance, social and environmental sustainability and delivering a positive impact to our customers, communities and employees
•A dedicated, qualified and technologically advanced group of experienced employees focused on safely satisfying our customers' requirements in the water and energy spaces

Our vision is to create a world in which water issues are no longer a constraint to health, prosperity and sustainable development.
Our Industry
Our planet faces serious water challenges. Less than 1% of the total water available on earth is fresh water, and these supplies are under threat due to factors such as the draining of aquifers, increased pollution and the effects of climate change. Demand for fresh water is rising rapidly due to population growth, industrial expansion, and increased agricultural development, with consumption estimated to double every 20 years. By 2025, more than 30% of the world’s population is expected to live in areas without adequate water supply. Even in developed countries with sufficient clean water supply, existing water supply infrastructure is aging and often inefficient. In the U.S., deteriorating pipe systems, theft or inaccurate meters result in approximately one out of every six gallons of treated water being lost prior to reaching the end customer. This problem of "non-revenue" water is a major financial challenge of many utilities globally, especially in developing markets where non-revenue water can represent 10% to 60% or more of net water produced. These and other challenges create opportunities for growth in the global water industry. We estimate the total addressable market size, excluding operational expenditures related to labor, energy, and chemicals, to be approximately $600 billion.

Global water needs cannot be met without streamlining the water industry’s cost structure with technologies that fundamentally change the provision and management of water. We compete in areas that are pivotal to improving "water affordability" and "resilience", while reducing the impact of "water scarcity". "Water affordability" refers to the more efficient delivery, use and treatment of clean water and wastewater. "Resilience" refers to the management of water-related risks, including climate change mitigation, and the resilience of water infrastructure. "Water scarcity" refers to the management of limited supplies of water due to climate change, overpopulation and pollution. Our customers often face all three of these challenges, ranging from inefficient and aging water distribution networks and energy-intensive or unreliable water and wastewater management systems (which require improvements in water affordability); droughts and pollution which limit the amount of water readily available (causing water scarcity); or exposure to natural disasters such as floods or droughts (which require improvements in resilience). Additionally, we also provide solutions to enhance communications and efficiency, improve safety and conserve resources to customers in the water and energy sectors. Delivering value in these areas creates significant opportunity for the Company. We estimate our total served market size to be approximately $60 billion.

The Global Water Industry Value Chain
The water industry value chain includes Equipment, Technology and Services companies, like Xylem, that address the unique challenges and demands of a diverse customer base. This customer base includes water and wastewater utilities that supply, treat and monitor clean water or transport, treat and analyze wastewater or storm water through an infrastructure network, and engineering, procurement and construction ("EPC") firms and third party contractors, that work with utilities to design and build water and wastewater infrastructure networks, as depicted below. Utilities and other customers require products, solutions, services, technology and application expertise from their Equipment, Technology and Services providers to address trends such as rising pollution, stricter regulations, increasing operational costs and the increased outsourcing of process knowledge. In addition to utilities, Equipment, Technology and Service companies also provide distinct technologies and application expertise to a wide array of entities, including farms, mines, power plants, industrial facilities (such as food and beverage and pharmaceutical manufacturers) and residential and commercial customers seeking to address similar trends.
Water Industry Supply Chain

Business Strategy
Our strategy is to help customers solve the world's greatest water challenges with innovative products, services and solutions to deliver sustainable economic, social and environmental benefits. The following strategic pillars guide where and how we focus our efforts and resources to implement this strategy:
•Drive Customer Success. We seek to partner with customers to meet their stakeholders’ needs through our broad portfolio of unmatched products, services and solutions. We are focused on several key areas, beginning with making it easier for customers to do business with Xylem and access the full range of our capabilities. As part of this, we implement a digital platform to discover, select, get price quotes, and purchase our offerings. Second, we seek to lead the way as digital technologies transform our sector by further integrating our digital solution portfolio and broadening our solution sales, digital literacy and marketing capabilities company-wide. Third, we seek to help customers get the most out of their systems by providing world-class services that ensure uptime, efficiency and resilience. We partner with them by providing powerful, integrated lifecycle services and solutions.
•Grow in the Emerging Markets. We continue to invest in localizing our capabilities in the emerging markets. We will continue building innovation, product management and engineering teams in these regions, expanding our market coverage in key growth markets such as China, India and Africa. We seek to address the base of the pyramid population by serving water and sanitation needs with new solutions and business models.
•Strengthen Innovation and Technology. We seek to create new customer offerings that help them solve water challenges more powerfully than ever before, while also providing our company with rapid growth opportunities. We will focus on building and enabling infrastructure for digital growth by making our hardware, networks and software applications interoperable and creating a common software experience. This will further strengthen our core product offerings, and deliver strategic, sustainable innovations that help us tap into new markets through advanced technology and new business models.
•Build a Culture of Continuous Improvement. We seek to continue embedding a continuous improvement mindset throughout the company, and will continue to improve our efficiency, simplify our business and manage costs to support continued growth. We are committed to eliminating business complexity by streamlining internal bureaucracy and expanding standard business platforms and processes to help people do their jobs. This will result in freeing up time to ensure that we focus on work that creates customer value. Other focus areas include removing unnecessary costs from our end-to-end value chain to free up resources for growth; and building resilience and sustainability into our supply chain to protect our ability to serve customers.
•Cultivate Leadership and Talent Development. We continue to foster an empowering, mission-driven, diverse and inclusive culture. We will continue to build leadership succession depth and breadth in keeping with our commitment to developing the next generation of leaders. We will also align our incentives, including share-based compensation, and organizational structure to our strategy, favoring approaches to drive 'one company' skills, behaviors and stakeholder value creation.
Our strategic plan firmly embeds sustainability at the heart of our competitive advantage and unique business model, and aligns each of our five core strategic pillars to the overarching goal of integrating sustainability into everything we do.
While our strategy will evolve in response to the changing world, our four values are the enduring principles that go to the heart of who we are and guide how we conduct ourselves each day: Respect, Responsibility, Integrity and Creativity.

Business Segments, Distribution and Competitive Landscape
We have three reportable business segments that are aligned around the critical market applications they provide: Water Infrastructure, Applied Water, and Measurement & Control Solutions. See Note 22, “Segment and Geographic Data,” in our consolidated financial statements for financial information about segments and geographic areas.
The table and descriptions below provide an overview of our business segments:

	Market Applications	2020 Revenue (in millions)	% Revenue	Major Products	Primary Brands
Water Infrastructure	Transport	$1,679	81%	• Water and wastewater pumps • Filtration, disinfection and biological treatment equipment • Mobile dewatering equipment	• Flygt • Godwin • Leopold • Sanitaire • Wedeco
	Treatment	400	19%

		$2,079	100%

Applied Water	Building Services (a)	$804	56%	• Pumps • Valves • Heat exchangers • Controls • Dispensing equipment systems	• A-C Fire Pump • Bell & Gossett • Flojet • Goulds Water Technology • Jabsco • Lowara • Standard Xchange
	Industrial Water	630	44%

		$1,434	100%

Measurement & Control Solutions	Water	$689	51%	• Smart meters • Networked communication devices • Data analytics • Test equipment • Controls • Sensor devices • Software & managed services • Critical infrastructure services	• BLU-X • Pure • Sensus • Smith Blair • WTW • YSI
	Energy	276	20%
	Test	306	22%
	Software as a Service	92	7%
		$1,363	100%

(a)Building Services application revenue is composed of approximately 70% of Commercial end market sales and approximately 30% of Residential end market sales.

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
Water Infrastructure sells primarily through direct channels with remaining sales through indirect channels and service capabilities. Both utility and industrial facility customers increasingly require our teams’ global but locally proficient expertise to use our equipment in their specific applications. Several trends are increasing demand for this application expertise: (i) the increase in both the type and amount of contaminants found in the water supply, (ii) increasing environmental regulations, (iii) the need to increase system efficiencies and resilience to optimize energy and other operational costs, (iv) the retirement of an aging water industry workforce that has not been systematically renewed at utilities and other end-user customers, and (v) the build-out of water infrastructure in the emerging markets. We estimate our served market size in this sector to be approximately $20 billion.
Given the highly fragmented nature of the water industry, the Water Infrastructure segment competes with a large number of businesses and no one business competes across all the markets Water Infrastructure serves. We differentiate ourselves in the market by focusing on product and service performance, quality and reliability, innovation, speed to market with new or disruptive technologies and business models, application expertise, brand reputation, energy efficiency, product security, product life-cycle cost, timeliness of delivery, proximity of service centers, effectiveness of our distribution channels, price and customers' experience in doing business with us. Increasingly digital solutions and analytics are important competitive differentiators. We are actively expanding our capabilities in these areas and integrating them together with our legacy technologies and service offerings as well as capabilities from other Xylem business units to present ever more compelling solutions to our customers. In the sale or rental of products and provision of services, we benefit from our large installed base, which requires maintenance, repair and replacement parts due to the critical application and nature of the products and the conditions under which they operate. Timeliness of delivery, quality and the proximity of service centers are important customer considerations when selecting a provider for after-market products and services as well as equipment rentals. In geographic regions where we are locally positioned to provide a quick response, customers have historically relied on us, rather than our competitors, for after-market products relating to our highly engineered and customized solutions. Our key competitors in the Water Infrastructure segment include KSB Inc., Sulzer Ltd., Evoqua Water Technologies, United Rentals, Trojan (Danaher Corporation) and Grundfos, among others.
Applied Water
Applied Water encompasses the uses of water in two primary applications: Building Services and Industrial Water. These applications serve a diverse set of customers in the commercial, residential and industrial end markets. Residential consumers represent the end users in the residential market, while owners and managers of properties such as apartment buildings, retail stores, institutional buildings, restaurants, schools, hospitals and hotels are examples of end users in the commercial market. The industrial market includes OEMs, exploration and production firms, and developers and managers of industrial facilities, such as electrical power generators, chemical manufacturers, machine shops, clothing manufacturers, marine, food and beverage companies and car washes.
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

Competition in the Applied Water segment focuses on brand reputation, application expertise, product delivery, performance and energy efficiency, quality and reliability, and price. We compete by offering a wide variety of innovative and high-quality products, coupled with world-class application expertise. We believe our distribution through well-established channels and our reputation for quality significantly enhance our market position. Our ability to deliver innovative product offerings has enabled us to compete effectively, to cultivate and maintain customer relationships and to serve and expand into many niche and new markets. Our key competitors in the Applied Water segment include Grundfos, Wilo SE, Pentair plc and Franklin Electric Co., Inc.

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
At the heart of our leading technologies are automation, data management and decision support. Communications networks enable customers to automate and optimize meter reading, bill customers, monitor flow rates and detect and enable rapid response to changing and unsafe conditions. In short, they provide insight into operations and enable our customers to manage the entire scope of their operations remotely through their networks. At the center of our offering is the FlexNet communication network, which provides a common communications platform and infrastructure for essential metering services. This two-way communication technology remotely connects a wide variety of smart points in a given network with protocols, frequently on Federal Communications Commission ("FCC") licensed spectrum in the U.S., to enable reliable, resilient and secure transmissions. These technologies allow our customers to remotely and continuously monitor their water, energy distribution infrastructure, prioritize and manage maintenance, and use data to optimize many aspects of their networks. Our Advanced Infrastructure Analytics platform complements these offerings with intelligent solutions that help utility decision-makers manage and maintain their networks more effectively in real time.
The majority of our sales in the U.S. are conducted through strong, long-standing relationships with leading distributors and dedicated channel partners for the water and energy markets. Internationally, direct sales are often made in markets without established distribution channels; however, some distribution channels are used in more developed markets. A more direct sales approach, with key account management, is employed for large utilities and government programs.
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
Our Sensus-branded meters are well positioned in the smart metering sector, the fastest growing sector of the global meter industry. We set ourselves apart in the industry by focusing on our communication network, innovation, new product development and service offerings that deliver tangible savings of non-revenue water through improved meter accuracy, reduced theft and identification of leaks. Our Pure Technologies equipment and services are also well positioned in the leak detection sector, which is attracting considerable attention as aging infrastructure and increased regulatory scrutiny exert pressure on operating budgets. Our key competitors in the Measurement & Control Solutions segment include Itron, Badger Meter, Landis+Gyr, Neptune (Roper), Elster (Honeywell), Echologics (Mueller Water Products), Hach (Danaher Corporation) and Teledyne.
Geographic Profile
The table below illustrates the annual revenue and percentage of revenue by geographic area for each of the three years ended December 31.

	Revenue
(in millions)	2020		2019		2018
	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total
United States	$2,297	47%	$2,554	49%	$2,424	47%
Europe	1,407	29%	1,380	26%	1,449	28%
Asia Pacific	618	13%	659	13%	660	13%
Other	554	11%	656	12%	674	12%
Total	$4,876		$5,249		$5,207
In addition to the traditional markets of the U.S. and western Europe, opportunities in emerging markets within Asia Pacific, eastern Europe, Latin America and other countries are growing. Revenue derived from emerging markets comprised approximately 19% of total revenue in 2020 and 20% of total revenue in both 2019 and 2018.
Supply and Seasonality
We have a global manufacturing and assembly footprint, with production facilities in Europe, North America, Latin America, Asia and the Middle East. Our inventory management and distribution practices seek to minimize inventory holding periods by striving to take delivery of the inventory and manufacturing as close as possible to the sale or distribution of products to our customers. All of our businesses require various parts and raw materials, the availability and prices of which may fluctuate. Parts and raw materials commonly used in our products include motors, fabricated parts, castings, bearings, seals, batteries, printed circuit boards ("PCBs") and electronic components, as well as commodities, including steel, brass, nickel, copper, aluminum and plastics. While we may recover some cost increases through operational improvements, we are still exposed to pricing risk, including due to duty and tariff assessments by the U.S. or other governments on foreign imports. We attempt to control costs through fixed-priced contracts with suppliers and various other programs, such as our global procurement initiative.
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
Our business segments experience a modest level of seasonality in their operations. This seasonality is dependent on factors such as customers' capital spending as well as the effects of climate change and weather conditions, including heavy flooding, prolonged droughts and fluctuations in temperatures or weather patterns, all of which can positively or negatively impact portions of our business.
Customers
Our business is not dependent on any single customer or a few customers, the loss of which would have a material adverse effect on our Company. No individual customer accounted for more than 10% of our consolidated revenues in 2020, 2019 or 2018.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays can occur from time to time. Total backlog was $2,124 million at December 31, 2020 and $1,801 million at December 31, 2019. We anticipate that approximately 55% of the backlog at December 31, 2020 will be recognized as revenue during 2021.
Research and Development
Research and development (“R&D”) is a key foundation of our growth strategy and we focus on the design and development of products and application know-how that anticipate customer needs and emerging trends. Our engineers are involved in new product development as well as improvement of existing products to increase customer value. Our businesses invest substantial resources into R&D. We anticipate we will continue to develop and invest in our R&D capabilities to promote a steady flow of innovative, high-quality and reliable products and integrated solutions to further strengthen our position in the markets we serve. In addition to investments made in software development, which were capitalized, we incurred $187 million, $191 million, and $189 million as a result of R&D investment spending in 2020, 2019 and 2018, respectively.
We have R&D and product development capabilities around the world. R&D activities are initially conducted in our technology centers, located in conjunction with some of our major manufacturing facilities to enable an efficient and robust development process. We have several global technical centers and local development teams around the world where we are supporting global needs and accelerating the customization of our products and solutions to address local needs. In some cases, our R&D activities are conducted at our piloting and testing facilities and at strategic customer sites. These piloting and testing facilities enable us to serve our strategic markets globally. As part of expanding our bandwidth and to increase our access to technology, we have built innovation eco-system partnerships with academic institutions, start-up accelerators and venture capital organizations.
Capitalized Software
We offer software as a product or service directly to external customers, which is included within "Other intangible assets, net" on our Consolidated Balance Sheets. As of December 31, 2020 and 2019 we had net capitalized software used in sales and services to external customers of $182 million and $165 million, respectively.

Intellectual Property
We generally seek patent protection for those inventions and improvements that we believe will improve our competitive position and are not suitable to be kept as a trade secret. We believe that our patents and applications are important for maintaining the competitive differentiation of our products and improving our return on R&D investments. While we own, control or license a significant number of patents, trade secrets, proprietary information, trademarks, trade names, copyrights and other intellectual property rights which, in the aggregate, are of material importance to our business, management believes that our business, as a whole, as well as each of our core business segments, is not materially dependent on any one intellectual property right or related group of such rights.
Patents, patent applications and license agreements expire or terminate over time by operation of law, in accordance with their terms or otherwise. As the portfolio of our patents, patent applications and license agreements has evolved over time, we do not expect the expiration of any specific patent to have a material adverse effect on our financial position or results of operations.
Governmental Regulations
Environmental Regulations
Our global operations are subject to various laws and regulations governing the environment and climate change, such as those promulgated by the U.S. Environmental Protection Agency and similar state and foreign environmental agencies, including the discharge of pollutants and the management and disposal of hazardous substances. While environmental and climate change laws and regulations are subject to change, such changes can be difficult to predict reliably and the timing of potential changes is uncertain. Management does not believe, based on current circumstances, that compliance costs pursuant to such regulations will have a material adverse effect on our financial position or results of operations. However, the effect of future legislative or regulatory changes could be material to our financial condition or results of operations.
We continue to be dedicated to environmental and sustainability programs to minimize the use of natural resources, reduce the utilization and generation of hazardous materials from our processes and remediate identified environmental concerns. We are currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at a number of current and former manufacturing facilities. We do not anticipate these liabilities will have a material adverse effect on our consolidated financial position or results of operations. At December 31, 2020, we had estimated and accrued $3 million related to environmental matters.

Other Regulations
As a company with global operations, we are subject to complex U.S. federal, state and local and foreign laws and regulations in the countries where we conduct business, including with respect to trade, such as tariffs, imports and exports; anti-bribery and corruption; antitrust and competition; data security and privacy, such as the EU General Data Protection Regulation (“GDPR”); use of regulated radio spectrum, including that of the U.S. FCC; lobbying activity; health and safety; and the environment, among other matters. We have policies and procedures in place to promote compliance with these laws and regulations. Additional information about the impact of government regulations on Xylem’s business is included in Item 1A. “Risk Factors” under the headings Risks Related to Our Business and Operations and Risks Related to Legal, Regulatory and Tax.
Sustainability
At Xylem, sustainability is at the center of who we are and what we do. As a leading global water technology company, we address some of the world’s most urgent sustainability challenges - responsible stewardship of our shared water resources and resiliency of communities to climate change. Technology is playing an increasingly important role in helping the world solve water issues. We have a long history of innovation and we are focusing on the powerful capabilities of smart technology, integrated management and data analytics.
We believe our financial performance and commitment to sustainability go hand in hand. Xylem approaches business sustainability as a way to generate economic value while also creating value for society, thus meeting the needs of both. Accordingly, in 2019, we evolved our approach to leverage sustainability in our decision-making toward long-term value for our shareholders, customers, employees and communities in which we operate and announced an ambitious new slate of 2025 sustainability goals. These new goals can be found in our 2019 Sustainability Report, which is aligned to the Global Reporting Initiative and the Sustainability Accounting Standards Board frameworks.
In setting our 2025 Sustainability goals, we also aligned them with the United Nations Sustainable Development Goals ("UNSDGs"), not only to substantiate our contribution to achieving global objectives, but also to be transparent in our communication to stakeholders by providing details on our responsibility to build a sustainable future. While Xylem embraces all 17 of the UNSDGs, we have a special focus on SDG6: Clean Water and Sanitation.
In 2020, Xylem completed a $1 billion Green Bond offering in senior unsecured notes, consisting of $500 million of 1.950% senior notes due in January 2028 and $500 million of 2.250% senior notes due in January 2031. The proceeds of this offering are funding green projects that help improve water accessibility, water affordability, and water systems resilience.
Human Capital
Our employees around the globe are united in a shared purpose – to solve water – and, as such, are key to the Company’s success and strategy.
As of December 31, 2020, Xylem employed approximately 16,700 employees worldwide, of which approximately 1,100 were temporary or fixed-term employees or interns. We have approximately 5,500 employees in the U.S., of which approximately 17% are represented by labor unions. In certain foreign countries, our employees are represented by work councils. We believe that our facilities are in favorable labor markets with ready access to adequate numbers of workers and believe our relations with our employees are good.
The safety and health of our employees is our highest priority. We have a strong Environmental, Health and Safety program that focuses on governance, risk reduction and education to provide our employees with safe and healthy workplaces. Importantly, during 2020 and in response to the COVID-19 pandemic, we took additional measures to protect the health, safety and well-being of our employees, including a support pay program for employees impacted by the pandemic, an essential services support pay program for employees whose roles were classified as an “essential service” requiring work on-site at a Xylem facility or in the field supporting customers, and the transition of office-based employees to remote work-from-home status where possible, which enabled us to minimize disruptions to our operations and continue to support our customers. In addition, our leadership team held listening sessions with employees who were also caregivers to understand their unique challenges and evolve our support accordingly.
We foster a culture that permits all employees to thrive. This means cultivating a diverse and inclusive workplace that brings together people from different perspectives, talents and experiences. We conduct periodic employee engagement surveys to understand our employees’ perspectives, identify areas for additional focus and establish action plans. We provide periodic training on diversity and inclusion globally, including for our senior leaders. We offer Employee Network Groups, which are voluntary, employee-led groups formed by people with a common affinity, such as gender, race, sexual orientation, military status or other attributes. Each Employee Network Group is sponsored and supported by one or more senior leaders and all groups are open to all employees regardless of any diversity attributes with which they may identify. In addition, our CEO and leadership team hold regular global town hall meetings, as well as smaller regional or local town halls, to share and hear from our employees across all areas of the Company and geographies.
We believe that our success and long-term growth depend, in part, on our continued ability to attract and retain diverse and highly-skilled employees, including senior management and employees with skills in our strategic areas and core competencies, such as engineering, innovation, digital technologies, sales excellence and product and project management. We endeavor to provide our employees with competitive compensation and benefits, including paid parental leave in the U.S. We have a broad range of talent development programs to facilitate the continued professional growth and leadership development of our succession plans. These programs span across all levels, businesses and functions of the organization, including entry-level talent recruitment programs, development programs for emerging leaders, manager training and executive development. We also prioritize employee engagement, including through regular, year round discussions focused on performance and development, through volunteerism, and through activities involving Watermark, our corporate social responsibility program.
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

ITEM 1A.    RISK FACTORS
In evaluating our business and investment in our securities, investors should carefully consider the following discussion of material factors and events, along with all of the other information in this Report and in our other filings with the SEC. The events and consequences discussed below could, in circumstances that we may not be able to accurately predict, recognize or control, have a material adverse effect on our business, financial condition, cash flows, results of operations or market price of our common stock.
These risk factors do not identify all of the risks we face. Our business is also subject to general risks that affect many other companies. In addition, we operate in a continually changing business, economic and geopolitical environment and as a result new risk factors may emerge from time to time. Risks not currently known to us, or that we currently believe are immaterial, may impact our business operations, financial condition or share price. The global economic and geopolitical climate, including the impacts of the COVID-19 pandemic, amplifies many of the risks below.
Risks Related to Macroeconomic and Industry Factors
Industry and economic conditions may adversely affect our markets and our customers’ operating conditions, which can in turn affect our business, results of operations and financial condition.
With sales in over 150 countries, we compete in a wide range of geographic and product markets. Material economic and industry factors impacting our businesses include the overall strength of, and our customers’ confidence in, local and global macroeconomic conditions; industrial and private sector spending; federal, state, local and municipal governmental fiscal, trade and procurement policies; strength of the residential and commercial real estate markets; the availability of commercial financing for our customers and end-users; and the degree of funding for our public sector customers, including with respect to water infrastructure investments. The downturn in the global economy due to the impacts of COVID-19 has, and continues to have, a material adverse effect on our business and results of operations. Future slowdowns or prolonged downturns in the global economy or our markets could have material adverse effects on our business, financial condition, cash flows and results of operations.
We are exposed to geopolitical, regulatory, economic, foreign exchange and other risks associated with our global sales and operations.
In 2020, 47% of our total revenue was from customers within the U.S. and 53% was from customers outside the U.S. We expect our sales from international operations and export sales to continue to be a significant portion of our revenue. Many of our manufacturing operations, employees and suppliers are located outside of the U.S. Our operations and sales both within the U.S. and internationally are subject, in varying degrees, to risks inherent in doing business globally, including:
•changes in trade protection measures, including embargoes, tariffs and other trade barriers, and import and export regulations and licensing requirements;
•instability and uncertainties arising from the global geopolitical environment, including economic nationalism, populism, protectionism and anti-global sentiment;
•changes in tax laws and potential negative consequences from the interpretation, application and enforcement by governmental tax authorities of tax laws and policies;
•unanticipated changes in other laws and regulations or how such provisions are interpreted or administered;
•disruptions in our global supply chain;
•unfavorable circumstances arising from host country laws or regulations, including those related to infrastructure and data transmission, security and privacy;
•shocks to the global financial system, including due to global health crises, the effects of climate change, or due to idiosyncratic events, such as a terrorist attack;
•theft, compromise or misappropriation of technology or intellectual property;
•foreign currency exchange rate fluctuations, restrictions on repatriation of earnings or payment of distributions, dividends, loans or advances to us by foreign subsidiaries;
•disruption of operations from labor or political disturbances;
•regional safety and security considerations;

•the transition away from benchmark reference rates based on market participant judgments, such as LIBOR and EURIBOR, to rates based on observable transactions, such as the Secured Overnight Financing Rate;
•increased costs and risks in developing, staffing and simultaneously managing a number of global operations as a result of distance, remote work arrangements, language and cultural differences; and
•threat, outbreak, uncertainty or escalation of political instability, insurrection, armed conflict, terrorism, global health crises or pandemics, or war.
Additionally, we continue to monitor the impacts of the U.K.’s exit from the EU (“Brexit”) on our supply chain, operations and financial results. The U.K. and the EU concluded a Trade and Cooperation Agreement (“TCA”) that has been provisionally applied since January 1, 2021, pending ratification by the EU Parliament. The TCA creates a number of risks and uncertainties for our businesses. It provides for duties on goods traded between the U.K. and EU, including a preferential treatment provision for no duties on goods that meet certain origin criteria. Our businesses may not be able to benefit from the preferential treatment provision given the origin of certain components used in the manufacture of our products and related certification requirements. The TCA does not specify rules for trade in services, and as such our services are subject to the World Trade Organization’s rules until the parties to the TCA resolve this trade issue. There is also uncertainty as to whether the EU Parliament will ratify the TCA, amend or reject it in its entirety. In addition, the new trading relationship between the U.K. and EU has increased, and will continue to increase, our costs, including for transportation and duties on products not otherwise eligible for preferential treatment under the TCA. We have experienced, and may continue to experience, shipping delays given the need for customs inspections and other procedures at the border, including with respect to requirements to mitigate the risks of COVID-19. Volatility in foreign currencies and other markets may also arise as the U.K. and EU work through the TCA or other new trade arrangements. Additionally, once the TCA is formalized, there could be other near-or long-term negative impacts. The U.K. will also need to negotiate its own trade treaties with countries around the world, which could take years to complete, and any disagreements on trade terms could result in supply chain delays or other disruptions. As a result, we face continued uncertainty and risks of disruptions in our supply chain and increased costs.
In the year ended December 31, 2020, 19% of our total revenues were generated in emerging markets and we have placed a particular emphasis on increasing our growth and presence in emerging markets. Beyond the general risks that we face outside the U.S., our operations in emerging markets could involve additional uncertainties, including risks that governments may impose withholding or other taxes on remittances and other payments to us, or the amount of any such taxes may increase; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. In addition, emerging markets pose other uncertainties, including the difficulty of enforcing agreements, challenges collecting receivables, protecting our intellectual property and other assets, pressure on the pricing of our products and services, higher business conduct risks, and the ability to hire and retain qualified talent. We cannot predict the impact such events might have on our business, financial condition, cash flows and results of operations.
The COVID-19 pandemic has adversely impacted, and continues to pose risks to, our business, results of operations and financial condition, the nature and extent of which are highly uncertain and unpredictable.
Our global operations expose us to risks associated with public health crises, including epidemics and pandemics. The COVID-19 pandemic has had, and may continue to have, an adverse impact on our employees, customers, supply chain, operations and sales. The global spread of the COVID-19 pandemic has, and continues to, curtail the movement of people, goods and services worldwide, including in many of the regions where we sell our products and services and conduct operations. Government-mandated precautions to mitigate the spread of COVID-19, including travel restrictions, quarantines, stay at home or similar measures in many of the areas in which we operate, resulted in temporary production impacts at several of our facilities in 2020, curtailed, and continues to curtail, the business and operations of some of our customers and suppliers, and also impacted, and continues to impact, our ability to access our customers’ sites. If the COVID-19 pandemic continues or worsens, including mutations of the virus, we may experience a continued decline in sales and customer orders in certain of our businesses. The COVID-19 pandemic also has, and continues to, impact our supply chain with unpredictable disruptions, capacity constraints or delays in shipment of materials necessary to the manufacture of our products. While we have taken reasonable measures to mitigate these impacts, as the pandemic continues, or if it worsens, our manufacturing facilities and supply chain may continue to be significantly impacted. Accordingly, the pandemic has negatively impacted our revenue growth in certain of our businesses. It is uncertain how materially the COVID-19 pandemic, including any mutations of the virus, the corresponding rollout, efficacy or unanticipated consequences of such vaccines, and the pace of recovery will affect our global operations and sales if these impacts persist, worsen or re-emerge throughout 2021 and beyond. The extent and duration of these impacts on us are dependent in part on demand for our products and services, customers’ budgets, spending, willingness to allow us access to their job sites and continuation of planned projects, continued funding for infrastructure investments, particularly water infrastructure, our suppliers’ ability to continue to supply us with parts, components and raw materials, and logistics providers' ability to continue shipment of our products and supplies.
The COVID-19 pandemic has caused significant volatility and uncertainty in the financial and capital markets. A further disruption of global financial markets or resulting economic downturn from the COVID-19 pandemic or other global health crises may reduce our ability to incur debt or access capital, or increase our cost of capital. There are no assurances that the credit markets or the capital markets will be available to us in the future or that the lenders participating our credit facilities will be able to provide financing in accordance with their contractual obligations. Additionally, concerns over the economic impacts of COVID-19 have caused, and may continue to cause, volatility in our stock price. A sustained downturn may impact our liquidity position, including our ability to continue to pay dividends, or may impact our asset values resulting in the carrying value of our goodwill or other intangible assets exceeding their fair value, which may require us to recognize an impairment to those assets. The effects of the COVID-19 pandemic, including remote working arrangements for employees, has not to date but could in the future impact our financial reporting systems and internal control over financial reporting.
We cannot reasonably estimate the length or severity of the COVID-19 pandemic or the associated economic downturn, impacts on our markets and other impacts to our business, financial position, results of operations and cash flows. To the extent that COVID-19 conditions improve, the duration and sustainability of such improvements will be uncertain, and continuing adverse impacts or the degree of improvement may vary by business and/or geography. Actions we may take in response to improvements in conditions may also vary by business and/or geography, and may be made with incomplete information. There is a risk that such actions could be premature, insufficient or incorrect and could have a material adverse impact on our business and results of operations.
Inflation, tariffs, customs duties and other increases in manufacturing and operating costs could adversely affect our cash flows and results of operations.
Our operating costs are subject to fluctuations, particularly due to changes in prices for commodities, parts, raw materials, energy and related utilities, freight, and cost of labor which may be driven by inflation, prevailing price levels, exchange rates, changes in trade agreements and trade protection measures including tariffs, and other economic factors. Our operating costs have in the past and may continue to be impacted by price inflation, including in 2021 with respect to the cost of certain commodities, freight and logistics. The U.S. has enacted various trade actions, including imposing tariffs on certain goods we import from China and other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the U.S., or further retaliatory trade measures taken by China or other countries, could increase the cost of our products that we may not be able to offset. The TCA between the U.K. and EU, which has been provisionally applied since January 1, 2021 pending ratification by the EU Parliament, imposes duties on goods traded between the U.K. and EU. In order to remain competitive, we may not be able to recover all or a portion of these higher costs from our customers through product price increases. Further, in a declining price environment, our operating margins may contract because we account for inventory using the first-in, first-out method. Actions we take to mitigate volatility in manufacturing and operating costs may not be successful and, as a result, our financial condition, cash flows and results of operations could be materially and adversely affected.
Our business is subject to foreign currency exchange rates fluctuations.
Sales outside of the U.S. for the year ended December 31, 2020 accounted for approximately 53% of our net sales. We also have significant operations in various locations outside of the U.S. We are exposed to fluctuations in foreign currency transaction exchange rates, particularly with respect to the Euro, Swedish Krona, Polish Zloty, Canadian Dollar, British Pound and Australian Dollar. Changes in the value of currencies of the countries in which we do business relative to the value of the U.S. Dollar or Euro could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. Dollar. The translation risk is primarily concentrated in the exchange rate between the U.S. Dollar and the Euro, Chinese Yuan, British Pound, Canadian Dollar, Australian Dollar and Swedish Krona. As the U.S. Dollar fluctuates against other currencies in which we transact business, revenue and income can be impacted. Strengthening of the U.S. Dollar relative to the Euro and the currencies of the other countries in which we do business, could materially and adversely affect our sales growth in future periods. Refer to Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" for additional information on foreign exchange risk.

Our pension and other defined benefit plans are subject to financial market risks that could adversely impact our earnings and cash flows in future periods.
Certain current and retired employees are covered by pension and other defined benefit plans (collectively, “post-retirement benefit plans”). We make contributions to fund our post-retirement benefit plans when we consider it necessary or advantageous to do so. Significant changes in market interest rates, decreases in fair value of or investment losses on plan assets, changes in discount rates, or changes in minimum funding requirements established by governments, taxing authorities or other agreement, could increase our funding obligations and adversely impact our financial condition and cash flows in future periods. In addition, the cost of our post-retirement benefit plans is incurred over long periods of time and involves factors that can be volatile and unpredictable, including rates of return on plan assets, discount rates used to calculate liabilities and expenses, change in laws and regulatory actions, rates of future compensation increases, and changes in actuarial experience and assumptions, which could adversely impact our results of operations, financial condition and cash flows.
Risks Related to our Business and Operations
Failure to compete successfully in our markets, including our ability to develop innovative and disruptive technologies, could adversely affect our business.
We offer our technologies, products and services in highly competitive markets. We believe the principal points of competition are product and service performance, quality and reliability, innovation, speed to market with new or disruptive technologies and business models, application expertise, brand reputation, energy efficiency, product security, product life cycle cost, timeliness of delivery, proximity of our service centers, effectiveness of our distribution channels, price and customers’ experience in doing business with us. Maintaining and improving our competitive position will require successful management of these factors in a business environment with increasingly rapid rates of change and disruption.
Our competitive position and future growth rate depend upon a number of factors, including our ability to successfully: (i) innovate, develop and maintain competitive products, services, business models and customer experience to address emerging trends and meet customers’ needs, (ii) defend our market share against an ever-expanding number of competitors, many of which are new and non-traditional competitors from outside our industry, such as large technology firms, or those out of emerging markets, (iii) enhance our product and service offerings by adding innovative features or disruptive technologies that differentiate them from those of our competitors and prevent commoditization, (iv) develop, manufacture and bring compelling new products and services to market quickly and cost-effectively, (v) continue to cultivate, develop and maintain our distribution network of channel partners, (vi) attract, develop and retain individuals with the requisite innovation and technical expertise and understanding of customers’ needs to develop new technologies, products and services, (vii) continue to invest in manufacturing, research and development, engineering, sales and marketing, customer service and support, and our distribution networks, (viii) win large contracts, and (ix) compete for business subject to applicable governmental procurement laws and policies, including the Buy America and Buy American Act requirements in the U.S., as they may evolve over time.
We may not be successful in maintaining our competitive position, which could adversely affect our business, financial condition, cash flows or results of operations. The failure of our technologies, products or services to maintain and gain market acceptance due to more attractive offerings, or customers’ slower-than-expected adoption of and investment in our new and innovative technologies could significantly reduce our revenues or market share and adversely affect our competitive position. Pricing pressures also could cause us to adjust the prices of certain products to stay competitive, or we may not be able to continue to win large contracts, which could adversely affect our market share and competitive position.
Cybersecurity incidents or other disruptions to our information technology infrastructure, communications networks and operations could adversely affect our business, products and services.
Our business operations rely on information technology and communications networks, some of which are operated by third parties, including cloud-based service providers, to process, transmit and store our electronic information, including sensitive data such as confidential business information and personal data relating to employees, customers or other business partners. We have, or operate through, a concentration of operations on certain sites, such as production and shared service centers. With the COVID-19 pandemic impacting our business since March 2020, a significant portion of our workforce transitioned to remote working, which we expect to be the case for the foreseeable future, and they are reliant on our information technology infrastructure and communication networks to perform their jobs, as well as access to reliable and safe communication networks in their communities. We also rely on third parties’ information technology systems to manage or support a variety of business processes and activities, including with regard to remote work. Regardless of protection measures, essentially all systems are susceptible to damage, disruption or shut-down due to cybersecurity attacks, including ransomware, denial-of-service, computer viruses and security breaches; equipment or system failure, including due to maintenance, obsolescence or age; and other events or circumstances, such as human error or malfeasance, vandalism, natural disaster, fire, power, communication or other utility outage, shutdown or utility failure and other events. In any such circumstances, our system redundancy and other business continuity and disaster recovery planning and response may be ineffective or inadequate.
In addition, we offer certain services and products, including pumps, controllers and meters that may be digitally-enabled or connect to and are part of the “Internet of Things” (IoT), and are used by third parties for operational purposes or to collect data. Cybersecurity attacks may target hardware, software and information installed, stored or transmitted by our products after they have been purchased and incorporated into third parties’ products, facilities or infrastructure. While we attempt to provide security measures to safeguard our products and services from cyber threats, the potential for an attack remains. A successful attack may result in the misappropriation, destruction, unauthorized access to or disclosure of third parties' confidential information, damage or disruption to third parties’ operations, recall of our products or increased costs for security and remediation, as well as damage to our brand reputation.
Like many multinational companies, we, and some third parties upon which we rely, have experienced cybersecurity attacks on information technology networks and systems, products and services in the past and may experience them in the future, likely with more frequency and involving a broader range of devices and modes of attack. To date, none have resulted in any material adverse impact to our business, operations, products, services or customers. We have adopted measures designed to mitigate potential risks associated with cybersecurity threats, breaches or other disruptions or damage to our information technology networks and systems, products and services but the unpredictability of the timing, nature and scope of such disruptions and threats could impact our business, operations, products and services. Disruption to information technology and communications networks on which we rely, or an attack on our products and services, could interfere with our operations, disrupt our supply chain and service to our customers, interrupt production and shipments, result in theft or compromise of our and our customers’ intellectual property and trade secrets, damage employee, customer and business partner relationships, negatively impact our reputation, result in legal claims and proceedings or regulatory enforcement actions, and increase our costs for security and remediation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Although we continue to assess these risks, implement controls and perform business continuity and disaster recovery planning, we cannot be sure that cybersecurity attacks or other interruptions with material adverse effects will not occur.
A material disruption to any of our facilities or operations, or that of third parties upon which we rely, may adversely affect our business.
Our facilities and operations rely on a complex global supply chain including suppliers (and their suppliers), distributors, contract manufacturers and logistics providers. In addition, our business relies on certain third parties to supply critical business processes and activities, including in the areas of Finance, Human Resources, Procurement and Information Technology. We also have or operate through a concentration of operations on certain sites, such as production and shared services centers. If our facilities or the operations of third parties upon which we rely were to be disrupted as a result of an actual or threatened event or circumstance, including a significant equipment or system failure, natural disaster, effects of climate change, power, water or communications outage, fire, explosion, critical supply failure, terrorism, cybersecurity attack, political disruption, outbreak of a pandemic or other public health crisis, insurrection, armed conflict or war, labor dispute, work stoppage or slowdown, technology failure, adverse weather conditions or other reason, it could cause material adverse impacts to our financial performance, operations and business, including an inability to meet customer demand or contractual commitments, increased costs, reduced sales, and impact our business processes and activities, including our ability to timely report financial results. Any interruption in capability may be lengthy and have lasting effects, require a significant amount of management and other employees' time and focus, and require us to make substantial expenditures to remedy the situation, which could negatively affect our operations, business processes and activities, profitability and financial condition. Any recovery under our insurance policies may not offset the lost sales or increased costs that we may experience during a disruption or any resultant longer-term loss of suppliers, sales or customers, which could adversely affect our business, financial condition, cash flow and results of operations. Although we continue to assess these risks, implement controls and perform business continuity and disaster recovery planning, we cannot be sure that interruptions with material adverse effects on our operational and financial performance will not occur.

Lack of availability of products, parts and raw materials from our supply chain or the inability of suppliers to meet delivery requirements, could adversely affect our business.
Our business relies on suppliers (and their suppliers), including contract manufacturing, commodity markets and logistics providers, to secure and ship select finished goods and raw materials, parts and components that are used in our products. We expect that our reliance on, and the complexity of, the supply chain will continue to increase. Parts and raw materials commonly used in our products include motors, fabricated parts, castings, bearings, seals, batteries, PCBs and electronic components, as well as commodities, including steel, brass, nickel, copper, aluminum and plastics. We are exposed to the availability of these parts, components, materials and finished goods, which have in the past and may in the future be subject to delay, curtailment or change due to, among other things, changes in the strategy or production planning of suppliers including decisions to exit production of key components upon which we rely, interruptions in production by suppliers, labor disputes, the impaired financial condition of a particular supplier, suppliers’ capacity allocations to other purchasers, changes in trade agreements and trade protection measures including tariffs, exchange rates and prevailing price levels, ability to meet regulatory requirements, weather emergencies and associated effects of climate change, the effects of the COVID-19 pandemic or other public health crises, or acts of war or terrorism. In particular, we have in the past and continue to experience capacity constraints and delays with respect to supply of electronic components. Any suspension or delay in our suppliers’ ability to provide us with necessary materials could impair our ability to timely deliver products to our customers and therefore could have a material adverse effect on our business, financial condition or results of operations.
A significant portion of our products and offerings in our Measurement & Control Solutions segment are affected by the availability, regulation of and interference with radio spectrum that we use.
A significant portion of the offerings in our Measurement & Control Solutions segment use radio spectrum, which is subject to government regulation. To the extent we introduce new products designed for use in the U.S. or another country, such products may require significant modification or redesign in order to meet frequency requirements and other regulatory specifications. In some countries, limitations on frequency availability or the cost of making necessary modifications may preclude us from selling our products in those countries. The regulations that govern our use of radio spectrum may change, which may require us to modify our products or seek new partnerships, either directly or due to interference caused by new consumer products allowed under the regulations. The inability to modify our products to meet such requirements, the possible delays in completing or the cost of such modifications could have a material adverse effect on our business, financial condition, and results of operations. In addition, we may not be able to secure suitable partners for co-development of products.
In the U.S., our products are primarily designed to use FCC-licensed spectrum in the 900MHz range. If the FCC does not renew our existing spectrum licenses, our business could be adversely affected. In addition, there may be insufficient available frequencies in some markets to sustain or develop our planned operations at a commercially feasible price or at all.
Outside the U.S., certain of our products require the use of radio frequency and are subject to regulations. In some jurisdictions, radio station licenses may be granted for a fixed term and must be periodically renewed. Our advanced and smart metering systems offerings transmit to (and receive information from, if applicable) handheld, mobile, or fixed network reading devices in licensed bands made available to us through strategic partnerships and are reliant to some extent on the licensed spectrum continuing to be available through our partners or our customers. We may be unable to find partners or customers that have access to sufficient frequencies in some markets to sustain or develop our planned operations, or to find partners or customers that have access to sufficient frequencies in the relevant markets at a commercially feasible price or at all.
Failure to retain our existing senior management, engineering, technology, sales and other key personnel or the inability to attract and retain new qualified and diverse talent could negatively impact our business.
Our success will continue to depend to a significant extent on our ability to retain and attract employees in senior management positions, and in strategic or core competencies, including engineering, innovation, digital technologies, sales excellence, and project management. Our success in attracting and retaining employees will depend on our ability to offer attractive compensation, benefits, training and development opportunities in an increasingly competitive environment for talent, particularly in the fields of digital technologies, innovation and data science. In addition, advancing our culture of diversity and inclusion is an important factor for executing on our strategy, driving innovation, remaining competitive and creating long-term value. We also need to continue to develop qualified talent to support business growth and robust succession plans, which are important to our long-term success. A failure to attract or retain highly engaged and skilled personnel could adversely affect our ability to meet and exceed the needs of our customers, operate or grow our business and execute our strategy.

We may not achieve some or all of the expected benefits of our restructuring and realignment plans or our restructuring and realignment may adversely affect our business.
In 2020, in response to the business and economic conditions resulting from the COVID-19 pandemic, as well as in recent fiscal years, we have initiated restructuring and realignment plans in an effort to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. We are also engaged in a multi-year effort to transform many of our support functions and related technologies, including Finance, Human Resources and Procurement. Challenges with the enabling technologies and delays in implementing planned restructuring and realignment activities have delayed the realization of some the expected operational and financial benefits from such actions. As such, we may not be able to obtain all of the cost savings and benefits that were initially anticipated in connection with our restructuring and realignment plans. Additionally, as a result of these plans, we may experience a loss of continuity, loss of accumulated knowledge or inefficiencies during transitional periods and ongoing operations. Realignment and restructuring require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business.
The successful implementation and execution of our restructuring and realignment actions are critical to achieving our expected cost savings, as well as effectively competing in the marketplace and positioning us for future growth. Factors that may impede a successful implementation include the retention of key employees, the impact of regulatory matters including tax, matters involving certain third-party service providers selected to assist us, including staffing, technology, service providers’ compliance with our internal controls over financial reporting, and adverse economic market conditions. If our restructuring and realignment actions are not executed successfully, it could have material adverse impacts on the effectiveness of our internal controls over financial reporting, our competitive position, business, financial condition, cash flows and results of operations.
Our strategy includes acquisitions, and we may be unable to successfully execute or effectively integrate acquisitions.
As part of our growth strategy, we plan to continue to pursue the acquisition of other companies, assets, technologies, product lines and customer channels that either complement or expand our existing business or improve our competitive position. We may not be able to complete transactions with favorable terms or timing, or obtain financing that may be needed to consummate acquisitions or complete proposed acquisitions. In addition, our results of operations may be adversely impacted by: (i) the failure to successfully integrate acquired businesses into our operations, technology, and financial and other systems, (ii) the failure of acquired businesses to meet or exceed expected returns, which has led to, and in the future may lead to, accounting impairments, (iii) the discovery of unanticipated liabilities, labor relations difficulties, cybersecurity concerns, control or compliance issues, or other issues for which we lack contractual protections, insurance or indemnities.
Acquisitions involve a number of risks and present financial, managerial and operational challenges, including: diversion of management’s attention from existing businesses and operations; insufficient internal controls over financial or compliance activities or financial reporting; the failure to realize expected synergies; the assumption of new material risks associated with the acquired businesses; and the loss of key employees of the acquired businesses. Failure to successfully execute our growth strategy via acquisitions and successfully integrate these acquisitions could adversely affect our competitive position, business, financial condition or results of operations.
Product defects, unanticipated use or inadequate disclosures with respect to our products could adversely affect our business, reputation and financial statements.
Defects, inadequacies or quality issues in the manufacture, design, software, security or service of our products (including in products, parts or components that we source from third parties), unanticipated use, or inadequate disclosure of risks relating to the use of our products could result in product safety, product security, regulatory or environmental risks, including personal injury, death, property or environmental damage. These events could also lead to recalls, safety or security alerts relating to our products, result in the removal of a product from the market and/or result in warranty or liability claims against us. Although we have liability insurance, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or will be adequate to cover any or all aspects of liability claims. Manufacturing, design, software, security or service defects or inadequacies may also result in contractual damages against us, warranty expenses or issuance of credits, which could impact our profitability. Recalls, removals, and warranty, liability and quality claims can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and have a material adverse effect on our business, financial condition and results of operations.

Our financial results can be difficult to predict.
Our business is impacted by a substantial amount of short cycle, and book-and-bill business, which we have limited insight into, particularly for the business that we transact through our significant distribution network. We are also impacted by our long cycle business, including large projects, which could be unexpectedly cancelled, or whose timing can change based upon customer requirements due to a number of factors affecting the project that are beyond our knowledge or control, such as funding, readiness of the project and regulatory approvals. Accordingly, our financial results for any given period can be difficult to predict.
Weather conditions, including the effects of climate change, may cause volatility in several served markets, and may affect our financial results.
The unpredictable nature of weather conditions, including heavy flooding, prolonged droughts and fluctuations in temperatures or weather patterns, including as a result of climate change, can positively or negatively impact portions of our business, as well as the operations of certain of our customers and suppliers. For example, heavy flooding and rain events, which may be due to global climate change, may increase demand for some of our solutions that may help customers manage water and storm water overflows. Within the dewatering space, pumps provided through our Godwin and Flygt brands are used to remove and transfer excess or unwanted water. On the other hand, prolonged drought conditions drive higher demand for pumps used in agriculture and turf irrigation applications, such as those provided by our Goulds Water Technology and Lowara brands. In addition, fluctuations in temperatures result in varying levels of demand for products used in residential and commercial hydronic applications, where homes and buildings use circulating water to heat and cool living spaces, such as those provided by our Bell & Gossett brand. Significant fluctuations in these weather conditions and climate changes can therefore result in volatility in our financial results.
Our debt obligations may adversely affect our business and our ability to meet our obligations and pay dividends.
As of December 31, 2020, our total outstanding indebtedness was $3,084 million as described under “Liquidity and Capital Resources" and we may incur additional debt in the future. Our indebtedness could have adverse consequences to us and our investors, including:
•increasing our vulnerability to general adverse economic and industry conditions;
•limiting our ability to obtain additional financing or borrow additional funds;
•reducing or eliminating our ability to pay future dividends or repurchase our common stock;
•limiting our flexibility in planning for, or reacting to, changes in our business and industry;
•requiring a substantial portion of our cash flow from operations to make principal and interest payments;
•reducing the cash flows available to fund working capital, capital expenditures, acquisitions or other general corporate purposes to grow business;
•increasing the amount of interest expense that we must pay because some of our borrowings are at variable interest rates, which, as interest rates increase, would result in higher interest expense; and
•increasing the risk of a future credit ratings downgrade, which could increase future debt costs and limit the availability of debt financing.
In addition, there can be no assurance that future borrowings or equity financing will be available to us on favorable terms or at all for the payment or refinancing of our indebtedness. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have.
Our ability to make scheduled principal payments of, to pay interest on, or to refinance our indebtedness and to satisfy our other debt obligations will depend on our future cash flows from operations, which may not be sufficient and may be affected by factors beyond our control. If we are unable to service our indebtedness, our business, financial condition and results of operations would be materially adversely affected.
We may incur additional impairment charges for our goodwill and other indefinite-lived intangible assets which would negatively impact our operating results.
We have a significant amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions. As of December 31, 2020, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled approximately $3 billion. In accordance with generally accepted accounting principles, we evaluate these assets for impairment at least annually, or more frequently if changes in events or circumstances indicate it is more likely than not that a potential impairment could exist. Significant negative industry or economic trends, disruptions to our business or our customers’ business, inability to effectively integrate or scale acquired businesses, increases in cost of capital, unexpected significant changes or planned changes in use of the assets, failure of the FCC to renew radio spectrum licenses, divestitures and market capitalization declines may cause impairment of our goodwill and other indefinite-lived intangible assets. For example, in 2020 and 2019, we recorded goodwill impairment charges of $58 million and $148 million, respectively, within our Measurement & Control Solutions segment primarily related to the performance of the business of the Pure Technologies Ltd. acquisition ("Pure") (as detailed in Note 12, “Goodwill and Other Intangible Assets”). Material impairment charges have in the past and could in the future adversely affect our results of operations and financial condition.
Risks Related to Legal, Regulatory and Tax
Failure to comply with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act, other applicable anti-corruption laws, trade regulations, and data privacy and security laws, could have a material adverse impact on our business, results of operations, financial condition and reputation.
Given our global operations, we are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including laws and regulations related to anti-corruption, trade including export and import compliance, anti-trust and money laundering. Our policies mandate compliance with these laws and regulations. The U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act of 2010 and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-corruption laws may conflict with local business customs and practices. We cannot guarantee that our internal controls, policies and procedures will always protect us from improper conduct of our employees or business partners. In the event that we believe or have reason to believe that our employees or business partners have or may have violated applicable laws, regulations or policies, including anti-corruption laws, we are required to investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, termination of relationships with business partners and curtailment of operations in certain jurisdictions, and as a result might materially and adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business.
Additionally, to conduct our operations, we regularly move data across borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations regarding data privacy, data protection and data security, including the California Consumer Protection Act and the EU's GDPR. The scope of the laws that may be applicable to us is evolving, often uncertain and may be conflicting, particularly with respect to foreign laws. GDPR greatly increases the jurisdictional reach of EU law and adds a broad array of requirements for handling personal data, including the enforcement of data subject rights, enhanced security requirements, obligations to guarantee EU data subject rights are not compromised in countries outside the EU, and public disclosure of significant data breaches. Other countries, such as China, have enacted or are enacting data localization and security laws that require data to stay within their borders. All of these evolving legal and operational requirements impose significant costs of compliance that are likely to increase over time. Any such violation could result in substantial fines, sanctions and/or civil penalties, damage to our reputation and might materially and adversely affect our business, results of operations or financial condition.
Changes in our effective tax rates and tax expenses may adversely affect our financial results.
We sell our products in approximately 150 countries and 53% of our revenue was generated outside the U.S. in 2020. Given the global nature of our business, a number of factors may increase our effective tax rates and tax expense, including:
•the geographic mix of jurisdictions in which profits are earned and taxed;
•the statutory tax rates and tax laws in the jurisdictions in which we conduct business;
•the resolution of tax issues arising from tax examinations by various tax authorities; and
•the valuation of our deferred tax assets and liabilities.
Additionally, tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. The recent change in the U.S. Presidential administration increases the uncertainty with regard to potential changes in the U.S. federal tax laws and the interpretation or enforcement of legislation or directives by tax authorities.

We are regularly examined by various tax authorities throughout the world and the resolutions of these examinations do not typically have a significant impact on our effective tax rates and tax expenses but they could. For example, following an examination regarding aspects of the reorganization of our European business that occurred in 2013, the Swedish tax authority issued a tax assessment to Xylem’s Swedish subsidiary in 2019, which we are appealing as further described in Note 7, “Income Taxes.” This examination as well as other examinations can result in increased tax assessments, and settlement or litigation about the assessments and final resolution could be adverse to Xylem. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, including unrecognized tax benefits; however, developments in an audit or litigation could materially and adversely affect us. Although we believe our tax estimates and accruals are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in its historical income tax provisions, accruals and unrecognized tax benefits, which could materially and adversely affect our business, operating results, cash flows and financial condition.
We face risks related to legal and regulatory proceedings.
We are subject to various laws, ordinances, regulations and other requirements of government authorities in the U.S. and foreign countries, any violation of which could potentially create substantial liability for us and damage our reputation. Changes in laws, ordinances, regulations or other government policies, the nature, timing, and effect of which are uncertain, may significantly increase our expenses and liabilities.
From time to time, we are involved in legal and regulatory proceedings that are incidental to the operation of our businesses (or the business operations of previously-owned entities). These proceedings may seek remedies relating to environmental matters, tax, intellectual property, acquisitions or divestitures, product liability, property damage, personal injury, privacy, employment, labor and pensions, government contract issues and commercial or contractual disputes. Our continued transition to connected and digital technologies and solutions has increased our exposure to intellectual property litigation and we expect that this risk will continue to increase as we execute on our innovation and technology priorities.
It is not possible to predict with certainty the outcome of claims, investigations, regulatory proceedings and lawsuits, and we could in the future incur judgments, fines or penalties or enter into settlements and claims that could have an adverse effect on our reputation, our business, results of operations and financial condition. Additionally, we may be required to change or cease operations at one or more facilities if a regulatory agency determines that we have failed to comply with laws, regulations or orders applicable to our business.
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
Infringement or expiration of our intellectual property rights, or allegations that we have infringed upon the intellectual property rights of third parties could negatively affect us.
We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, that are important to our business. Our intellectual property rights may provide us with competitive advantage because they may help us differentiate our technologies, products and services, including our growing portfolio of data analytics and digitally-enabled offerings. However, our current or future intellectual property rights may not be sufficiently broad or may be challenged, invalidated, circumvented, misappropriated, independently developed, or designed-around, particularly given our international operations in countries where laws governing intellectual property rights are not highly developed, protected or enforced. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property, or detect or prevent circumvention, misappropriation or unauthorized use of such property, as well as the cost of enforcing our intellectual property rights, could adversely impact our business, financial condition and results of operations.
From time to time, we receive notices from third parties alleging intellectual property infringement or misappropriation. Any dispute or litigation regarding intellectual property could be costly and time-consuming to defend due to the complexity and uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims of infringement or misappropriation, we could lose our rights to use critical technology, be unable to license critical technology or sell critical products and services, be required to pay substantial damages or license fees with respect to the use of third-party intellectual property rights, or be required to redesign our products at substantial cost, any of which could adversely impact our competitive position, financial condition and results of operations. Even if we successfully defend against claims of infringement or misappropriation, we may incur significant costs and diversion of management attention and resources, which could adversely affect our business, financial condition and results of operations.
Developments in, and compliance with, current and future environmental and climate change laws and regulations could impact our business, financial condition or results of operations.
Our business, operations, and product and service offerings are subject to and affected by many federal, state, local and foreign environmental laws and regulations, including those enacted in response to climate change concerns.
Climate change is receiving ever increasing attention globally as many governments, scientists and organizations, such as the United Nations, warn of the effects on our climate of increasing levels of greenhouse gases. Increased public and governmental awareness and concern regarding global climate change has led to significant legislative and regulatory efforts to limit greenhouse gas emissions and will likely result in increasing environmental and climate change laws or regulations. Compliance with these current and future laws and regulations currently requires, and is expected to continue to require, increasing operating and capital expenditures which could impact our business, financial condition and results of operations. Additionally, President Biden's administration may increase the likelihood of potential changes in these laws and regulations and the enforcement of any existing or new legislation or directives by government authorities.
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
Pursuant to the Distribution Agreement and certain other agreements with ITT (now ITT LLC) and Exelis (acquired by Harris Corporation, now L3Harris Technologies, Inc.), ITT and Exelis agreed to indemnify us for certain liabilities, and we agreed to indemnify ITT and Exelis for certain liabilities. Indemnities that we may be required to provide ITT and Exelis may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that ITT or Exelis agreed to retain. Further, there can be no assurance that the indemnities from ITT and Exelis will be sufficient to protect us against the full amount of such liabilities, or that ITT and Exelis will be able to fully satisfy their indemnification obligations. Moreover, even if we ultimately were to succeed in recovering from ITT and Exelis any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations, cash flow and financial condition.
Risks Related to Ownership of our Common Stock
The market price of our common stock may fluctuate significantly.
We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:
•actual or anticipated fluctuations in our operating results due to factors related to our business;
•success or failure of our business strategy;
•our ability to achieve long-term financial or non-financial (including sustainability) targets;
•our quarterly or annual earnings, or those of other companies in our industry;
•our ability to obtain financing as needed;
•stock repurchases or payment of dividends;
•announcements by us or our competitors of significant new business awards or technologies, product and service offerings;
•announcements by us or our competitors of significant acquisitions or divestitures;
•changes in accounting standards, policies, guidance, interpretations or principles;

•changes in earnings estimates or guidance by us or securities analysts or our ability to meet such guidance and estimates;
•our ability to execute restructuring and realignment actions;
•the operating and stock price performance of other comparable companies;
•natural or environmental disasters or climate change considerations that investors believe may affect us;
•uncertainty or instability arising from the global geopolitical environment or events, COVID-19 or other actual or potential pandemics;
•fluctuations in foreign currency impacts;
•fluctuations in the budgets or spending of federal, state and local governmental entities around the world;
•results from any material litigation, governmental or regulatory body investigation, or tax examination;
•changes in laws and regulations affecting our business;
•impact of trade protection measures including tariffs; and
•overall market fluctuations or general economic conditions and other external factors.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.        PROPERTIES
We have approximately 375 locations in more than 50 countries. These properties total approximately 12 million square feet, of which more than 330 locations, or approximately 6.5 million square feet, are leased. We consider the offices, plants, warehouses and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. The following table shows our significant locations by segment:

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Leased
		Water Infrastructure
Emmaboda	Sweden	Administration and Manufacturing	1,197,000	Owned
Stockholm	Sweden	Administration and Research & Development	182,000	Leased
Bridgeport	NJ	Administration and Manufacturing	136,000	Leased
Shenyang	China	Manufacturing	125,000	Owned
Yellow Springs	OH	Administration and Manufacturing	112,000	Owned
Quenington	United Kingdom	Manufacturing	86,000	Leased
		Applied Water
Morton Grove	IL	Administration and Manufacturing	530,000	Owned
Montecchio	Italy	Administration and Manufacturing	379,000	Owned
Nanjing	China	Manufacturing	363,000	Owned
Auburn	NY	Manufacturing	273,000	Owned
Stockerau	Austria	Administration	234,000	Owned
Strzelin	Poland	Manufacturing	185,000	Owned
Cheektowaga	NY	Manufacturing	147,000	Owned
Vadodara	India	Manufacturing and Research & Development	133,000	Leased
		Measurement & Control Solutions
Ludwigshafen	Germany	Manufacturing	318,000	Owned
Texarkana	AR	Manufacturing	254,000	Owned
Uniontown	PA	Manufacturing	240,000	Leased
DuBois	PA	Manufacturing	197,000	Owned
Durham	NC	Administration and Research & Development	170,000	Leased
DuBois	PA	Manufacturing	137,000	Leased
		Regional Locations
Dubai	United Arab Emirates	Manufacturing	144,000	Owned
Nottinghamshire	United Kingdom	Sales Office	139,000	Leased
Nanterre	France	Sales Office	139,000	Leased
Langenhagen	Germany	Sales Office	134,000	Owned
		Corporate Headquarters
Rye Brook	NY	Administration	67,000	Leased

ITEM 3.        LEGAL PROCEEDINGS
From time to time, we are involved in legal and regulatory proceedings that are incidental to the operation of our businesses (or the business operations of previously-owned entities). These proceedings may seek remedies relating to matters including environmental, tax, intellectual property, acquisitions or divestitures, product liability, property damage, personal injury, privacy, employment, labor and pension, government contract issues and commercial or contractual disputes. See Note 20, "Commitments and Contingencies", of the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding certain legal and regulatory proceedings we are involved in.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following information is provided regarding the executive officers of Xylem as of February 4, 2021:

NAME	AGE	CURRENT TITLE	OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS
Patrick K. Decker	56	President and Chief Executive Officer (2014)

Sandra E. Rowland	49	Senior VP and Chief Financial Officer (2020)	• Executive Vice President and Chief Financial Officer, Harman International Industries Inc. (2015)

Franz Cerwinka	51	Senior VP and President, Emerging Markets (2020)	• Chief Executive Officer, Johnson Controls-Hitachi Air Conditioning (2015)

David Flinton	50	Senior VP and Chief Innovation, Technology & Product Management Officer (2019)

Geri McShane	47	VP, Controller and Chief Accounting Officer (2019)	• Controller, Accounting and Reporting (2016)

Matthew Pine	49	Senior VP and President, Applied Water Systems and Americas Commercial Team (2020)	• President, Carrier Residential, United Technologies Corporation (2018) •VP and General Manager, Carrier Residential, United Technologies Corporation (2017)

Colin R. Sabol	53	Senior VP and President, Measurement & Control Solutions (2017)

Kairus Tarapore	59	Senior VP and Chief Human Resources Officer (2015)

Claudia S. Toussaint	57	Senior VP, General Counsel and Chief Sustainability Officer (2014)

Hayati Yarkadas	52	Senior VP and President, Water Infrastructure and Europe Commercial Team (2020)	• Senior Vice President and President, Performance Materials, Trinseo S.A. (2015)
Note: Date in parentheses indicates the year in which the position was assumed.

BOARD OF DIRECTORS
The following information is provided regarding the Board of Directors of Xylem as of February 4, 2021:

NAME	TITLE
Robert F. Friel	Board Chair, Xylem Inc., Former Chairman, President and Chief Executive Officer, PerkinElmer, Inc.

Jeanne Beliveau-Dunn	CEO and President of Claridad, LLC

Patrick K. Decker	President and Chief Executive Officer, Xylem Inc.

Jorge M. Gomez	Executive Vice President, Chief Financial Officer, Dentsply Sirona, Inc.

Victoria D. Harker	Executive Vice President and Chief Financial Officer, TEGNA, Inc.

Sten E. Jakobsson	Former President and Chief Executive Officer, ABB AB

Steven R. Loranger	Former Chairman, President and Chief Executive Officer, ITT Corporation

Surya N. Mohapatra, Ph.D.	Former Chairman, President and Chief Executive Officer, Quest Diagnostics Incorporated

Jerome A. Peribere	Former President and Chief Executive Officer, Sealed Air Corporation

Markos I. Tambakeras	Former Chairman, President and Chief Executive Officer, Kennametal, Inc.

Lila Tretikov	Corporate Vice President & Deputy Chief Technology Officer, Microsoft

Uday Yadav	President and Chief Operating Officer, Electrical Sector, Eaton

PART II
ITEM 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price and Dividends
Our common stock trades publicly on the New York Stock Exchange under the trading symbol “XYL”. As of January 31, 2021, there were 9,526 holders of record of our common stock.
Dividends are declared and paid on the common stock at the discretion of our Board of Directors and depend on our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our Board. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2021, we declared a dividend of $0.28 per share to be paid on March 18, 2021 for shareholders of record on February 18, 2021.
There were no unregistered offerings of our common stock during 2020.
Fourth Quarter 2020 Share Repurchase Activity
The following table summarizes our purchases of our common stock for the quarter ended December 31, 2020:

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
10/1/20 - 10/31/20	—	—	—	$288
11/1/20 - 11/30/20	—	—	—	$288
12/1/20 - 12/31/20	—	—	—	$288
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three months ended December 31, 2020. There are up to $288 million in shares that may still be purchased under this plan as of December 31, 2020.

PERFORMANCE GRAPH
CUMULATIVE TOTAL RETURN
The following graph compares the relative performance of our common stock, the S&P 500 Index and the S&P 500 Industrials Index. This graph covers the period from December 31, 2015 through December 31, 2020 and assumes that $100 was invested on December 31, 2015 in our common stock, the S&P 500 and the S&P 500 Industrials with the reinvestment of any dividends.

	XYL	S&P 500	S&P 500 Industrials Index
December 31, 2015	100	100	100
December 31, 2016	138	112	119
December 31, 2017	192	136	143
December 31, 2018	190	130	124
December 31, 2019	227	171	160
December 31, 2020	297	203	177
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

ITEM 6.        SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data for the five years ended December 31, 2020. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in this Report.

	Year Ended December 31,
(in millions, except per share data)	2020 (a) (b)	2019 (a) (b)	2018 (b)	2017	2016 (c)
Results of Operations Data:
Revenue	$4,876	$5,249	$5,207	$4,707	$3,771
Gross profit	1,830	2,046	2,026	1,847	1,462
Gross margin	37.5%	39.0%	38.9%	39.2%	38.8%
Operating income	367	486	654	552	408
Operating margin	7.5%	9.3%	12.6%	11.7%	10.8%
Net income attributable to Xylem	254	401	549	331	260
Per Share Data:
Earnings per share:
Basic	$1.41	$2.23	$3.05	$1.84	$1.45
Diluted	1.40	2.21	3.03	1.83	1.45
Basic shares outstanding	180.1	180.0	179.8	179.6	179.1
Diluted shares outstanding	181.1	181.2	181.1	180.9	180.0
Cash dividends per share	$1.04	$0.96	$0.84	$0.72	$0.62
Balance Sheet Data (at period end):
Cash and cash equivalents	$1,875	$724	$296	$414	$308
Working capital*	857	919	988	873	878
Total assets	8,750	7,710	7,222	6,860	6,474
Total debt	3,084	2,316	2,308	2,200	2,368

*    The Company calculates Working capital as follows: net accounts receivable + inventories - accounts payable - customer advances.
(a)The amounts shown for the years ended December 31, 2020 and December 31, 2019 include goodwill impairment charges of $58 million and $148 million, respectively, related to the Advanced Infrastructure Analytics ("AIA") goodwill reporting unit. Refer to Note 12 to the consolidated financial statements for further information regarding goodwill.
(b)The amounts shown for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 reflect the acquisition of Pure Technologies Ltd. Refer to Note 3 to the consolidated financial statements for further information regarding acquisitions.
(c)The amounts shown for the year ended December 31, 2016 don't reflect a full year of results for the acquisition of Sensus, which was acquired in October 2016.

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
This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
This section summarizes the most significant impacts related to the COVID-19 pandemic that we have experienced to date, and we have included additional details as applicable throughout other sections of this Annual Report. Many of these impacts did not begin to be felt broadly across our businesses until the latter part of the first quarter of 2020 and have continued through the remainder of the year. As the COVID-19 pandemic began to unfold in the first quarter of 2020, Xylem deployed a COVID-19 Response Team, responsible for Xylem's Pandemic Plan, which is designed to aid in prevention, preparedness, response and recovery at our sites and across the Company.
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
Public health officials have recommended, or governments have mandated, precautions to mitigate the spread of COVID-19, including stay at home or similar measures, such as travel restrictions, for periods of time in many of the areas in which we operate. Operationally, a number of our production facilities across the globe experienced reduced production levels due to such measures to varying degrees during the year, however our current overall operating capacity approximates normal levels globally. In order to maintain a safe work environment, our production facilities continue to spread operations over multiple shifts and implement other protective measures such as testing, temperature screening and social distancing, while maintaining operational capabilities.
The COVID-19 pandemic is also adversely affecting, and is expected to continue to adversely affect, our operations, supply chains and businesses. We expect to continue experiencing unpredictable interruptions with our external suppliers into 2021 that could lead to increased logistic costs. We have enhanced our supplier pulsing and redundancy to help mitigate these challenges and do not expect these interruptions to result in a material impact to our business. Additionally, we have in the past and may continue to take measures with respect to buffer stock to minimize freight and logistics delays. If these interruptions are sustained, or additional interruptions occur, they could have a negative impact on our results of operations.
To date, the most significant operational impacts we have experienced are volume reductions ranging across all segments and major geographic regions. Although regions such as Europe and China have started to recover and experienced organic revenue growth during the fourth quarter of 2020, recovery in regions such as the U.S., the Middle East and India continues to lag.
Future demand for our products and services is uncertain as the COVID-19 pandemic has also had an adverse impact on many of the customers we serve. As such, we have, and may continue to, experience decreased or delayed demand for our products and services. At the end of 2020, total backlog increased 17.9% as compared to December 31, 2019. In many cases, Xylem’s products and services are considered "essential services" under various governmental mandates, and as a result we did not experience significant issues in our ability to distribute products or services, aside from customer-driven project delays, inability to access or travel to customer sites and shipping delays due to stay at home measures. However, because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, the pandemic’s ongoing and future impacts on our business, financial condition, results of operations, and stock price remain uncertain and difficult to predict, and we expect that our results may continue to be adversely impacted beyond the year ending December 31, 2020.
In response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic, management committed to restructuring activities across our businesses and functions globally during the second quarter of 2020. These initiatives are designed to support our long-term financial resilience and simplify our operations, strengthen our competitive positioning and better serve our customers. In light of the uncertainty created by the COVID-19 pandemic, we also proactively took further cost reduction actions in 2020, which included a temporary 20% reduction in the base salary of the Company's Chief Executive Officer ("CEO") and all CEO direct reports, and a temporary 20% reduction in annual cash retainer fees payable to our Board of Directors effective from June 1, 2020 through December 31, 2020. Additionally, in 2020 we committed to reduced capital expenditure and discretionary operating spending. We anticipate that our capital expenditure spending will ramp up to more normal levels throughout 2021 as we see improvements in our markets.
Since the pandemic started, Xylem has taken measures to protect the health and safety of our employees, work with our customers to minimize potential disruptions and positively impact our communities. In the first quarter of

2020, we implemented a support pay program for employees impacted by COVID-19, and an essential services premium pay program for the benefit of employees whose roles are classified as an “essential service” and, as such, are required to work either onsite at a Xylem facility or in the field supporting customers during periods of mandated stay at home or similar measures. These programs will remain in place through the first quarter of 2021 and continue to be evaluated for continuation as necessary going forward. Xylem Watermark, our corporate social responsibility program, is also supporting our communities in addressing the challenges posed by this global pandemic through its partnership with Americares and UNICEF, as well as the expansion of the Partner Community Grants program and matching donations program for employees and partners, and other philanthropic commitments. During 2020, Xylem also re-purposed internal manufacturing capabilities and, working with our partners, leveraged our supply chain to donate 300,000 pieces of personal protective equipment ("PPE") to frontline workers.
Many of our offices globally have transitioned to a substantially remote work from home status, with no material disruption to operations, financial reporting systems, internal control over financial reporting or disclosure controls and procedures. As public health officials and governments ease recommendations and regulations regarding stay at home measures, our COVID-19 Response Team applies a set of Xylem "Return to Workplace" health and safety guidelines for remote workers to return to our facilities. These guidelines require government officials to first declare an easing of their restrictions, upon which we do a full review of our site to determine its readiness and follow a phased return to work approach, all in service to help ensure the safety of our people.
We will continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19. We also continue to assess the evolving nature of the pandemic and its possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences.
Risks related to the impact of COVID-19 are described in further detail under "Item 1A. Risk Factors".
Key Performance Indicators and Non-GAAP Measures
Management reviews key performance indicators including revenue, gross margins, segment operating income and operating income margins, EBITDA and EBITDA margins, orders growth, working capital and backlog, among others. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and to provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions, share repurchases and debt repayment. Excluding revenue, Xylem provides guidance only on a non-GAAP basis due to the inherent difficulty in forecasting certain amounts that would be included in GAAP earnings, such as discrete tax items, without unreasonable effort. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following items represent the non-GAAP measures we consider to be key performance indicators, as well as the related reconciling items to the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP measures may not be comparable to similarly-titled measures reported by other companies.
•"organic revenue" and "organic orders" defined as revenue and orders, respectively, excluding the impact of fluctuations in foreign currency translation and contributions from acquisitions and divestitures. Divestitures include sales or discontinuance of insignificant portions of our business that did not meet the criteria for classification as a discontinued operation. The period-over-period change resulting from foreign currency translation impacts is determined by translating current period and prior period activity using the same currency conversion rate.
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

(in millions, except per share data)	2020		2019
Net income & Earnings per share	$254	$1.40	$401	$2.21
Restructuring and realignment, net of tax of $17 and $19	60	0.33	63	0.35
Special charges, net of tax of $10 and $6	76	0.42	172	0.95
Tax-related special items	(16)	(0.09)	(88)	(0.48)
(Gain) loss from sale of business, net of tax benefit of $0	—	—	(1)	(0.01)
Adjusted net income & Adjusted earnings per share	$374	$2.06	$547	$3.02
▪"adjusted operating expenses" and "adjusted gross profit" defined as operating expenses and gross profit, respectively, adjusted to exclude restructuring and realignment costs and special charges.
▪"adjusted operating income" defined as operating income, adjusted to exclude restructuring and realignment costs and special charges, and "adjusted operating margin" defined as adjusted operating income divided by total revenue.
▪“EBITDA” defined as earnings before interest, taxes, depreciation and amortization expense, "EBITDA margin" defined as EBITDA divided by total revenue, "adjusted EBITDA" reflects the adjustment to EBITDA to exclude share-based compensation charges, restructuring and realignment costs, special charges and gain or loss from sale of businesses, and "adjusted EBITDA margin" defined as adjusted EBITDA divided by total revenue.

(in millions)	2020	2019
Net Income	$254	$401
Income tax expense	31	15
Interest expense, net	70	62
Depreciation	117	117
Amortization	134	140
EBITDA	$606	$735
EBITDA Margin	12.4%	14.0%
Share-based compensation	26	29
Restructuring and realignment	77	82
Special charges	86	178
(Gain) loss from sale of business	—	(1)
Adjusted EBITDA	$795	$1,023
Adjusted EBITDA Margin	16.3%	19.5%
▪“realignment costs” defined as costs not included in restructuring costs that are incurred as part of actions taken to reposition our business, including items such as professional fees, severance, relocation, travel, facility set-up and other costs.
▪“special charges" defined as costs incurred by the Company, such as acquisition and integration related costs, non-cash impairment charges and both operating and non-operating adjustments for pension costs.
▪"tax-related special items" defined as tax items, such as tax return versus tax provision adjustments, tax exam impacts, tax law change impacts, excess tax benefits/losses and other discrete tax adjustments.
▪"free cash flow" defined as net cash from operating activities, as reported in the Statement of Cash Flows, less capital expenditures. Our definition of "free cash flow" does not consider certain non-discretionary cash payments, such as debt. The following table provides a reconciliation of free cash flow.

(in millions)	2020	2019
Net cash provided by operating activities	$824	$839
Capital expenditures	(183)	(226)
Free cash flow	$641	$613
Net cash used in investing activities	$(169)	$(231)
Net cash provided (used) by financing activities	$473	$(177)

Executive Summary
Xylem reported revenue of $4,876 million for 2020, a decrease of $373 million, or 7.1%, from $5,249 million reported in 2019. On a constant currency basis, revenue decreased by $366 million, or 7.0%, driven by an organic decline across all end markets and across all segments during the year. Organic revenue decline during the year was anticipated as our business was negatively impacted by the COVID-19 pandemic.
Operating income for 2020 was $367 million, reflecting a decrease of $119 million, or 24.5%, compared to $486 million in 2019. Operating margin was 7.5% for 2020 versus 9.3% for 2019, a decrease of 180 basis points. Operating margin benefited from decreases in special charges of $78 million and decreases in restructuring and realignment costs of $5 million during the year. Excluding the impact of these items, adjusted operating income was $525 million, with an adjusted operating margin of 10.8% in 2020 as compared to adjusted operating income of $727 million with an adjusted operating margin of 13.9% in 2019, a decrease of 310 basis points. The decrease in adjusted operating margin was primarily due to unfavorable volume, impacted significantly by COVID-19; cost inflation; increased quality management costs; unfavorable mix and increased spending on strategic investments. These impacts were partially offset by cost reductions from our productivity, restructuring and other cost saving initiatives.
Additional financial highlights for 2020 include the following:
•Net income of $254 million, or $1.40 per diluted share ($374 million or $2.06 per diluted share on an adjusted basis, down 31.6% from 2019)
•Net cash provided by operating activities of $824 million and free cash flow of $641 million, up 5% from 2019
•Orders of $5,033 million, down 5.7% from $5,339 million in 2019 (down 5.3% on an organic basis), impacted by the COVID-19 pandemic; and
•Dividends paid to shareholders increased 8% in 2020.
2021 Business Outlook
We anticipate total revenue growth in the range of 6% to 8% in 2021, with organic revenue growth anticipated to be in the range of 3% to 5%. The following is a summary of our 2020 organic revenue performance and 2021 organic revenue outlook by end market.
•Utilities revenue decreased by approximately 6% for 2020 on an organic basis driven by weakness in the U.S., the Middle East and Asia Pacific, partially offset by strength in Europe. For 2021, we expect organic growth in the low-to-mid single-digit range with continued resilience on the wastewater side, as utilities remain focused on mission-critical applications and anticipate modest recovery on a global basis through the year. Additionally, we expect that large clean water utility project deployments will be ramping up beginning in the second quarter and increasing throughout the end of the year. We expect to gain momentum behind key multi-year wins setting up healthy longer term growth, however we believe the end market will continue to be impacted by the COVID-19 pandemic through the year.
•Industrial revenue decreased by approximately 10% for 2020 on an organic basis driven by weakness across all major geographic regions. For 2021, we expect organic revenue to be relatively flat to up low-single-digits as short-cycle orders and project activity continues to pick up during the year, however activity is still likely to be limited in the near-term by COVID-19 impacts. We expect that continued softness in the segments served by our dewatering business in North America will stabilize and begin to accelerate through the year.

•In the commercial markets, organic revenue decline was approximately 6% for 2020 driven by weakness in the U.S. and the emerging markets, partially offset by strength in western Europe. For 2021, we expect organic revenue to be relatively flat to down low-single-digits. We expect replacement business in the U.S. to be modestly soft during the year, as the COVID-19 pandemic continues to impact market conditions. While we anticipate healthy activity in Europe as the region continues to recover, we expect new construction activity in North America to be slow throughout the first half of the year.

•In residential markets, organic revenue decline was approximately 2% in 2020 driven by weakness in the U.S. and western Europe, partially offset by strength in Asia Pacific. This market is primarily driven by replacement revenue serviced through our distribution network. For 2021, we expect organic revenue to be up low-to-mid single digits, driven by healthy demand activity from increased residential users in the U.S.

and Europe. Additionally, we anticipate strong demand in China for secondary water supply product applications.
We will continue to strategically execute restructuring and realignment actions in an effort to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. During 2020, we incurred $54 million and $23 million in restructuring and realignment costs, respectively. We realized approximately $25 million of incremental net savings in 2020 from actions initiated in 2019, and an additional $22 million of net savings from our 2020 actions. As a result of our 2019 and 2020 actions we expect to realize approximately $46 million of incremental net savings in 2021 and beyond. During 2021, we currently expect to incur between $50 million and $60 million in restructuring and realignment costs.
We plan to continue to take actions and focus spending in 2021 on actions that allow us to make progress on our top strategic priorities. These priorities include (1) driving customer success by focusing on enhancing the customer experience, accelerating the digital transformation of water and building a leadership position in services and solutions; (2) growing in the Emerging Markets by investing in localizing our capabilities in these regions; (3) strengthening innovation and technology by creating new customer offerings that help solve water challenges in a more powerful way; (4) enhancing operational excellence by building a culture of continuous improvement; and (5) cultivating leadership talent and development that drives shareholder value creation.

Results of Operations

(in millions)	2020	2019	2020 v. 2019
Revenue	$4,876	$5,249	(7.1)%
Gross profit	1,830	2,046	(10.6)%
Gross margin	37.5%	39.0%	(150)	bp
Restructuring and realignment costs	6	5	20.0%
Adjusted gross profit	1,836	2,051	(10.5)%
Adjusted gross margin	37.7%	39.1%	(140)	bp
Total operating expenses	1,463	1,560	(6.2)%
Expense to revenue ratio	30.0%	29.7%	30	bp
Restructuring and realignment costs	(71)	(77)	(7.8)%
Special charges	(81)	(159)	(49.1)%
Adjusted operating expenses	1,311	1,324	(1.0)%
Adjusted operating expenses to revenue ratio	26.9%	25.2%	170	bp
Operating income	367	486	(24.5)%
Operating margin	7.5%	9.3%	(180)	bp
Interest and other non-operating expense, net	82	71	15.5%
Gain (loss) from sale of business	—	1	NM
Income tax expense	31	15	106.7%
Tax rate	10.9%	3.7%	720	bp
Net income	$254	$401	(36.7)%
NM     Not Meaningful

2020 versus 2019
Revenue
Revenue generated for 2020 was $4,876 million, a decrease of $373 million, or 7.1%, compared to $5,249 million in 2019. On a constant currency basis, revenue declined 7.0% during 2020. The decrease at constant currency was driven by a decline in organic revenue of $364 million reflecting significantly lower volumes in the U.S., primarily, as well as the Middle East, India and Latin America, largely due to COVID-19, partially offset by growth in Europe and China during the year.
The following table illustrates the impact from organic declines, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during 2020:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2019 Revenue	$2,177		$1,541		$1,531		$5,249
Organic Impact	(89)	(4.1)%	(108)	(7.0)%	(167)	(10.9)%	(364)	(6.9)%
Acquisitions/(Divestitures)	—	—%	—	—%	(2)	(0.1)%	(2)	—%
Constant Currency	(89)	(4.1)%	(108)	(7.0)%	(169)	(11.0)%	(366)	(7.0)%
Foreign currency translation (a)	(9)	(0.4)%	1	0.1%	1	0.1%	(7)	(0.1)%
Total change in revenue	(98)	(4.5)%	(107)	(6.9)%	(168)	(11.0)%	(373)	(7.1)%
2020 Revenue	$2,079		$1,434		$1,363		$4,876
(a)Foreign currency translation impact for the year primarily due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Russian Ruble, the Norwegian Krone, the Brazilian Real, the South African Rand and the Chilean Peso. These impacts were partially offset by the strengthening of the Euro during the year.

Water Infrastructure
Water Infrastructure revenue decreased $98 million, or 4.5%, to $2,079 million in 2020 (4.1% decrease on a constant currency basis) compared to 2019. Revenue was negatively impacted by $9 million of foreign currency translation, with the change at constant currency coming entirely from an organic decline during the year of $89 million. Organic weakness during the year was primarily driven by the industrial end market, particularly in North America and the emerging markets, heavily impacted by the COVID-19 pandemic during the year. Organic revenue decline during the year was also impacted by weakness, to a lesser extent, in the utility end market, particularly in the U.S., partially offset by organic growth in Europe during the year. The COVID-19 pandemic negatively impacted organic growth during the year throughout the entire segment and both end markets.
From an application perspective, the organic revenue decline for the year was driven by our transport application, where market conditions continued to soften in the U.S. in the dewatering applications, with construction, mining, oil and gas all down during the year. We also saw organic revenue decline in Asia Pacific within the transport application, primarily in India, where we lapped some large projects executed in the prior year, as well as in Latin America. These declines were partially offset by organic growth in Europe during the year, where demand for essential service work increased during the fourth quarter. Organic revenue declines within the transport application were partially offset by modest organic growth in the treatment application during the year, primarily driven by projects in the emerging markets.
Applied Water
Applied Water revenue decreased $107 million, or 6.9%, in 2020 (7.0% decrease on a constant currency basis) compared to 2019. Revenue benefited from $1 million of foreign currency translation, with the change at constant currency coming entirely from an organic decline during the year of $108 million. Organic weakness during the year was driven by declines across all end markets and applications, with industrial water and commercial building services declining the most, followed by a modest decline in building services in the residential market as well. Organic revenue declines in the segment were driven by the COVID-19 pandemic, where restricted activities caused a slow down and general softening in markets served, particularly in the U.S., the emerging markets and western Europe.
Measurement & Control Solutions
Measurement & Control Solutions revenue decreased $168 million, or 11.0%, in 2020 (11.0% decrease on a constant currency basis) compared to 2019. Revenue benefited from $1 million of foreign currency translation during the year, with the change at constant currency driven by an organic decline of $167 million, or 10.9%, and to a lesser extent, $2 million of reduced revenue related to divestiture impacts during the year. Organic weakness during the year was driven by declines in the utility end market, primarily in the U.S., the Middle East and India, marginally offset by organic growth in western Europe during the year. Organic declines were also driven, to a lesser extent, by weakness in the industrial end market, primarily in western Europe, North America, and the Middle East. Organic revenue declines in the segment were significantly impacted by project timing and the COVID-19 pandemic during the year.
From an application perspective, the organic revenue decline was primarily driven by the water application, where we lapped large prior year project deployments in the U.S. and Middle East and the COVID-19 pandemic drove project delays, primarily due to site-access restrictions, and overall market softness in the U.S. The energy application also had a decline in organic revenue as compared to the prior year, primarily in the U.S. as we lapped a few large gas project deployments and have been negatively impacted by the COVID-19 pandemic. The test application also experienced organic revenue decline during the year driven by negative impacts from the COVID-19 pandemic across most major geographic regions, and the lapping of a couple large prior year project executions in the Middle East. The software as a service ("SaaS") application had a modest decline in revenue as compared to the prior year, primarily in the U.S.

Orders/Backlog
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business. Orders received during 2020 decreased by $306 million, or 5.7%, to $5,033 million (5.4% decrease on a constant currency basis). Order intake during the year was negatively impacted by $18 million of foreign currency translation. The order decline on a constant currency basis primarily consisted of organic order declines of $284 million, or 5.3%, over the prior year.
The following table illustrates the impact from organic declines, recent acquisitions and divestitures, and foreign currency translation in relation to orders during 2020:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2019 Orders	$2,234		$1,556		$1,549		$5,339
Organic Impact	(80)	(3.6)%	(73)	(4.7)%	(131)	(8.5)%	(284)	(5.3)%
Acquisitions/(Divestitures)	—	—%	—	—%	(4)	(0.3)%	(4)	(0.1)%
Constant Currency	(80)	(3.6)%	(73)	(4.7)%	(135)	(8.7)%	(288)	(5.4)%
Foreign currency translation (a)	(20)	(0.9)%	—	—%	2	0.1%	(18)	(0.3)%
Total change in orders	(100)	(4.5)%	(73)	(4.7)%	(133)	(8.6)%	(306)	(5.7)%
2020 Orders	$2,134		$1,483		$1,416		$5,033
(a)Foreign currency translation impact for the year primarily due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Russian Ruble, the Norwegian Krone, the Brazilian Real, the South African Rand and the Chilean Peso. These impacts were partially offset by the strengthening of the Euro during the year.
Water Infrastructure
Water Infrastructure segment orders decreased $100 million, or 4.5%, to $2,134 million (3.6% decrease on a constant currency basis). Order intake during the year was negatively impacted by $20 million of foreign currency translation, with the change at constant currency coming from organic order decline in the transport application, which was partially offset by growth in the treatment application during the year. The transport application experienced an organic order decline during the year, primarily driven by market weakness in construction, mining, and oil and gas impacting the dewatering application in North America, along with the lapping of a large project order in India in the prior year. Organic growth in the treatment application was primarily driven by strong order intake in North America. The COVID-19 pandemic also negatively impacted organic order growth for the segment during the year.
Applied Water
Applied Water segment orders decreased $73 million to $1,483 million, or 4.7%, as compared to the prior year and was not significantly impacted by foreign currency translation during the year. The order decrease was primarily driven by organic weakness across all end markets, primarily in the U.S. and, to a lesser extent, in the emerging markets and western Europe. The organic order growth for the segment during the year was negatively impacted by the COVID-19 pandemic.
Measurement & Control Solutions
Measurement & Control Solutions segment orders decreased $133 million, or 8.6%, to $1,416 million (8.7% decrease on a constant currency basis). Order intake during the year benefited from $2 million of foreign currency translation, with the change at constant currency driven by an organic decline of $131 million and, to a lesser extent, a $4 million reduction in orders related to divestiture impacts during the year. Organic weakness during the year was driven by the water application, where we lapped prior year project orders and, to a lesser extent, the energy application, where prior year gas project deployments more than offset strong electric order intake during the year. The SaaS application also contributed to the organic decline during the year, driven by the lapping of large project orders in North America during the prior year. The test application also experienced a reduction in order intake during the year, primarily in the U.K and the U.S. The COVID-19 pandemic significantly impacted the organic order growth during the year.

Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays can occur from time to time. Total backlog was $2,124 million at December 31, 2020 and $1,801 million at December 31, 2019, an increase of 17.9%. We anticipate that approximately 55% of our total backlog at December 31, 2020 will be recognized as revenue during 2021.
Gross Margin
Gross margin as a percentage of consolidated revenue decreased 150 basis points to 37.5% in 2020 as compared to 39.0% in 2019. The gross margin decrease for the year was primarily driven by cost inflation, increased quality management costs, unfavorable mix, unfavorable volume, impacted by COVID-19, and other lesser impacts, which were partially offset by cost reductions from our global procurement and productivity improvement initiatives and price realization.
Operating Expenses

(in millions)	2020	2019	Change
Selling, general and administrative expenses ("SG&A")	$1,143	$1,158	(1.3)%
SG&A as a % of revenue	23.4%	22.1%	130	bp
Research and development expenses ("R&D")	187	191	(2.1)%
R&D as a % of revenue	3.8%	3.6%	20	bp
Restructuring and asset impairment charges	75	63	19.0%
Goodwill impairment charge	58	148	(60.8)%
Operating expenses	$1,463	$1,560	(6.2)%
Expense to revenue ratio	30.0%	29.7%	30	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses decreased by $15 million (decrease of 1.3%) to 23.4% of revenue in 2020, as compared to 22.1% of revenue in 2019. The increase in SG&A as a percent of revenue for the year was primarily driven by the drop in revenue, which was significantly driven by impacts of the COVID-19 pandemic, as well as cost inflation and additional investment in strategic growth initiatives. Cost reductions from our productivity, restructuring and other cost saving initiatives partially offset these items.
Research and Development ("R&D") Expenses
R&D expense was $187 million, or 3.8% of revenue, in 2020 as compared to $191 million, or 3.6% of revenue, in 2019. The increase in R&D as a percent of revenue for year was primarily driven by the Company's continued focus on strategic investments during the year, while revenue was negatively impacted by the COVID-19 pandemic.
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
As a result of this action, during 2020, we recognized restructuring charges of $20 million, $4 million and $30 million in our Water Infrastructure, Applied Water and Measurement & Control Solutions segments, respectively. These charges included reduction of headcount across all segments and asset impairments within our Measurement & Control Solutions segment. Immaterial restructuring charges incurred during the first quarter are included in the plan information presented below.
During 2019, we recognized restructuring costs of $20 million, $5 million and $28 million in our Water Infrastructure, Applied Water and Measurement & Control Solutions, respectively. These charges were incurred primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Measurement & Control Solutions and Water Infrastructure segments, as well as headcount reductions within our Applied Water segment.
The following is a roll-forward of employee position eliminations associated with restructuring activities for the years ended December 31, 2020 and 2019:

	2020	2019
Planned reductions - January 1	196	69
Additional planned reductions	811	674
Actual reductions and reversals	(688)	(547)
Planned reductions - December 31	319	196
The following table presents expected restructuring spend in 2020 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2020:
Total expected costs	$26	$11	$34	$2	$73
Costs incurred during 2020	19	4	30	—	53
Total expected costs remaining	$7	$7	$4	$2	$20

Actions Commenced in 2019:
Total expected costs	$19	$5	$27	$—	$51
Costs incurred during 2019	18	5	27	—	50
Costs incurred during 2020	1	—	—	—	1
Total expected costs remaining	$—	$—	$—	$—	$—
The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2020 consist primarily of severance charges in each of the segments and asset impairment charges in our Measurement & Control Solutions segment. These actions are expected to continue through 2021. The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2019 consist primarily of severance charges. The actions commenced in 2019 are complete.
During the second quarter of 2020 the discontinuance of a product line resulted in $17 million of asset impairments, primarily related to customer relationships, trademarks and fixed assets within our Measurement & Control Solutions segment.
These restructuring charges are primarily related to actions taken in response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic. As a result of the actions initiated in 2020, we achieved savings of approximately $22 million in 2020 and estimate annual future net savings beginning in 2021 of approximately $63 million, resulting in $41 million of incremental savings from 2020 actions
Asset Impairment
During the second and third quarters of 2020, we determined that certain assets within our Measurement & Control Solutions segment, including software, proprietary technology, and internally developed in-process software, were impaired. Accordingly we recognized impairment charges of $21 million during the year. Refer to Note 12, "Goodwill and Other Intangible Assets," for additional information.
During the first and third quarters of 2019, we determined that certain assets within our Measurement & Control Solutions segment, including customer relationships, internally developed software, proprietary technology, and plant property & equipment, were impaired. Accordingly we recognized impairment charges of $10 million during the year. Refer to Note 12, "Goodwill and Other Intangible Assets," for additional information.
Goodwill Impairment Charge
During the third quarter of 2020, the Company recorded a goodwill impairment charge of $58 million related to the AIA goodwill reporting unit within our Measurement & Control Solutions segment. The AIA goodwill reporting unit is comprised of our assessment services business (primarily the Pure acquisition) as well as our digital solutions business. The impairment resulted from management's updated forecast of future cash flows for the AIA businesses, which reflects significant negative volume impacts, primarily on our assessment services business, due to travel restrictions and site closures as a result of the COVID-19 pandemic. Our ongoing investment in the AIA businesses also continues to impact near-term profitability. These factors drove a decrease in the fair value, based on a discounted cash flow valuation, of the AIA goodwill reporting unit that is below its carrying value as of the third quarter, requiring an impairment charge. Refer to Note 12, "Goodwill and Other Intangible Assets," for additional information.
During the third quarter of 2019, the Company recorded a goodwill impairment charge of $148 million related to the AIA goodwill reporting unit. The impairment resulted from a downward revision of forecasted future cash flows. Factors that contributed to the revised forecast in the third quarter of 2019 included lower-than-expected results as compared to prior forecasts, largely as a result of slower-than-expected conversion of pipeline opportunities to revenue. Additionally, we have continued to invest in the AIA platform ahead of the adoption curve, which has also impacted the near-term profitability of the business. These factors drove a decrease in the fair value, based on a discounted cash flow valuation, of the AIA goodwill reporting unit that was below its carrying value as of July 1, 2019, requiring an impairment charge. Refer to Note 12, "Goodwill and Other Intangible Assets," for additional information.
Operating Income
Operating income was $367 million (operating margin of 7.5%) during 2020, a decrease of $119 million, or 24.5%, when compared to operating income of $486 million (operating margin of 9.3%) during the prior year. Operating margin benefited from decreases in special charges of $78 million and decreases in restructuring and realignment costs of $5 million as compared to the prior year. Excluding these special charges and restructuring and realignment costs, adjusted operating income was $525 million (adjusted operating margin of 10.8%) for 2020 as compared to adjusted operating income of $727 million (adjusted operating margin of 13.9%) during the prior year. The decrease in adjusted operating margin was primarily due to unfavorable volume, impacted significantly by COVID-19; cost inflation; increased quality management costs; unfavorable mix and increased spending on strategic investments. These impacts were partially offset by cost reductions from our productivity, restructuring and other cost saving initiatives.

The table below provides a reconciliation of total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

(In millions)	2020	2019	Change
Water Infrastructure
Operating income	$318	$365	(12.9)%
Operating margin	15.3%	16.8%	(150)	bp
Restructuring and realignment costs	28	31	(9.7)%
Adjusted operating income	$346	$396	(12.6)%
Adjusted operating margin	16.6%	18.2%	(160)	bp
Applied Water
Operating income	$205	$241	(14.9)%
Operating margin	14.3%	15.6%	(130)	bp
Restructuring and realignment costs	9	13	(30.8)%
Adjusted operating income	$214	$254	(15.7)%
Adjusted operating margin	14.9%	16.5%	(160)	bp
Measurement & Control Solutions
Operating loss	$(106)	$(67)	58.2%
Operating margin	(7.8)%	(4.4)%	(340)	bp
Restructuring and realignment costs	40	38	5.3%
Special charges	79	159	(50.3)%
Adjusted operating income	$13	$130	(90.0)%
Adjusted operating margin	1.0%	8.5%	(750)	bp
Corporate and other
Operating loss	$(50)	$(53)	(5.7)%
Special charges	2	—	NM
Adjusted operating loss	$(48)	$(53)	(9.4)%
Total Xylem
Operating income	$367	$486	(24.5)%
Operating margin	7.5%	9.3%	(180)	bp
Restructuring and realignment costs	77	82	(6.1)%
Special charges	81	159	(49.1)%
Adjusted operating income	$525	$727	(27.8)%
Adjusted operating margin	10.8%	13.9%	(310)	bp
NM    Not Meaningful

Water Infrastructure
Operating income for our Water Infrastructure segment decreased $47 million, or 12.9%, during 2020 as compared to the prior year, with operating margin also decreasing from 16.8% to 15.3%. Operating margin benefited from a decrease in restructuring and realignment costs of $3 million in 2020. Excluding these restructuring and realignment costs, adjusted operating income decreased $50 million, or 12.6%, with adjusted operating margin decreasing from 18.2% to 16.6%. The decrease in adjusted operating margin during the year was primarily due to cost inflation; unfavorable volume, impacted significantly by COVID-19; unfavorable mix; increased inventory management costs; increased spending on strategic investments and increased customer related reserves. These impacts were partially offset by cost reductions from our productivity and other cost saving initiatives and price realization.
Applied Water
Operating income for our Applied Water segment decreased $36 million, or 14.9%, during 2020 as compared to the prior year, with operating margin also decreasing from 15.6% to 14.3%. Operating margin benefited from a decrease in restructuring and realignment costs of $4 million in 2020. Excluding these restructuring and realignment costs, adjusted operating income decreased $40 million, or 15.7%, with adjusted operating margin decreasing from 16.5% to 14.9%. The decrease in adjusted operating margin during the year was primarily due to cost inflation; unfavorable volume, impacted significantly by COVID-19; increased inventory management costs and other lesser impacts. These impacts were partially offset by cost reductions from our productivity and other cost saving initiatives and price realization.
Measurement & Control Solutions
Operating loss for our Measurement & Control Solutions segment increased $39 million, or 58.2%, during 2020 as compared to the prior year, resulting in an operating loss of $106 million, with operating margin decreasing from (4.4)% to (7.8)%. Operating margin benefited from a decrease in special charges of $80 million, which was slightly offset by increased restructuring and realignment costs of $2 million in 2020. Excluding these items, adjusted operating income decreased $117 million, or 90.0%, with adjusted operating margin decreasing from 8.5% to 1.0%. The decrease in adjusted operating margin during the year was driven by unfavorable volume, impacted significantly by COVID-19 related site-access restrictions and customer project delays; cost inflation; unfavorable mix, increased quality management costs, primarily due to warranty charges recorded during the the year; increased spending on strategic investments and other lesser impacts. These impacts were partially offset by cost reductions from our productivity and other cost saving initiatives and price realization.
Corporate and other
Operating loss for corporate and other decreased $3 million, or 5.7%, compared to the prior year. The decrease in costs are the result of cost saving actions taken during the year.
Interest Expense
Interest expense was $77 million and $67 million for 2020 and 2019, respectively. The increase in interest expense for both periods is primarily driven by the issuance of our Green Bond (as defined in "Funding and Liquidity Strategy") during the second quarter of 2020. See Note 15, "Credit Facilities and Debt", of our consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for 2020 was $31 million at an effective tax rate of 10.9% as compared to $15 million at an effective tax rate of 3.7% in 2019. The 2020 effective tax rate differs from that of 2019 primarily due to the impact of the changes in tax law in Switzerland in 2019 along with the impact of the larger goodwill impairment charge on income before taxes in 2019 as well as a reduction in the amount of unrecognized tax benefits recorded in 2020.

Liquidity and Capital Resources
The following table summarizes our sources and uses of cash:

	Year Ended December 31,
(in millions)	2020	2019	Change
Operating activities	$824	$839	$(15)
Investing activities	(169)	(231)	62
Financing activities	473	(177)	650
Foreign exchange (a)	23	(3)	26
Total	$1,151	$428	$723
(a)2020 impact is primarily due to the strengthening of the Euro, the Chinese Yuan and various other currencies against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
During 2020, net cash provided by operating activities was $824 million, compared to $839 million in 2019. The $15 million year-over-year decrease was primarily driven by a decrease in cash from earnings, partially offset by deferred payments, lower income tax payments, and improved working capital management.
Investing Activities
Cash used in investing activities was $169 million in 2020, compared to $231 million in 2019. This decrease in cash used of $62 million was mainly driven by lower spending on capital expenditures compared to the prior year and a reduction in cash paid for acquisitions.
Financing Activities
Cash generated by financing activities was $473 million in 2020, compared to cash used of $177 million in 2019. The net increase in cash generated by financing activities during the year was primarily driven by the issuance of our Green Bond (as defined in "Funding and Liquidity Strategy") and higher levels of short-term debt during the year, partially offset by the repayment of short-term debt during 2020 and an increase in share repurchase activity of $21 million.
Funding and Liquidity Strategy
Our ability to fund our capital needs depends on our ongoing ability to generate cash from operations and access to bank financing and the capital markets. As a result of uncertainties caused by the COVID-19 pandemic, we continually evaluated aspects of our spending, including capital expenditures, strategic investments and dividends throughout 2020. Additionally, we committed to reducing our annual capital expenditures during the year. We will continue to evaluate aspects of our spending in 2021 and anticipate our capital expenditures will gradually begin to increase to normal levels during the year as the markets we operate in recover. In 2020, we elected to utilize certain federal, state and foreign tax programs related to timing of tax payments and deductions to further manage our liquidity, and the liabilities associated with these programs are appropriately classified in the applicable "Accrued and other current liabilities" or "Other non-current accrued liabilities" accounts in our Consolidated Balance Sheets.
Historically, we have generated operating cash flow sufficient to fund our primary cash needs. As the uncertainty and severity associated with the global spread of the COVID-19 pandemic continued to grow throughout 2020, Xylem issued Senior Notes of $1 billion in aggregate principal ("Green Bond") on June 26, 2020. The primary long-term intention of incurring this debt is to fund green projects across our business segments, as well as manage liquidity risk and increase flexibility, as the duration of the economic effects of the pandemic are uncertain. See Note 15, "Credit Facilities and Debt", of our consolidated financial statements for a description of our credit facilities and long-term debt. Xylem's liquidity position has continued to evolve favorably during 2020, and we will continue to monitor the economic effects of the COVID-19 pandemic and its impact on the Company's future operating cash flows going forward. If our cash flows from operations are less than we expect, we may need to incur debt or issue equity. From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. There can be no assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. Our securities are rated investment grade. A significant change in credit rating could impact our ability to borrow at favorable rates. Refer to Note 15, "Credit Facilities and Debt", of our consolidated financial statements for a description of limitations on obtaining additional funding.
We monitor our global funding requirements and seek to meet our liquidity needs on a cost-effective basis. As of December 31, 2020, the COVID-19 pandemic has not materially impacted our borrowing costs or other costs of capital, however the future impact of the COVID-19 pandemic is uncertain and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.
We have considered the impacts of the COVID-19 pandemic on our liquidity and capital resources and do not currently expect it to impact our ability to meet future liquidity needs or continue to comply with debt covenants. To provide for continued access to the full capacity of our credit facilities going forward, Xylem entered into Amendment No. 1 to the 2019 Credit Facility (as defined in Note 15, "Credit Facilities and Debt") on June 22, 2020 which modified the covenant calculation methodology through the quarter ending September 30, 2021 and restricts stock repurchases until March 31, 2021, except for shares of common stock in an amount not to exceed the number of shares issued after the date of the Amendment, subject to customary exceptions. See Note 15, "Credit Facilities and Debt", of our consolidated financial statements for a description of our credit facilities and long-term debt.
Based on our current global cash positions, cash flows from operations and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements and service debt and other obligations in both the U.S. and outside of the U.S. over the next 12 months. In addition, we believe our existing committed credit facilities and access to the public debt markets would provide further liquidity if required. Currently, we have available liquidity of approximately $2.7 billion, consisting of $1.9 billion of cash and $800 million of available credit facilities as disclosed in Note 15, "Credit Facilities and Debt", of our consolidated financial statements. Our debt repayment obligations in 2021 consist of $600 million in Senior Notes which we expect to pay out of cash. Our next long-term debt maturity is March 2023.
Risk related to these items are described in our risk factor disclosures referenced under “Item 1A. Risk Factors".
Credit Facilities & Long-Term Contractual Commitments
See Note 15, "Credit Facilities and Debt" of our consolidated financial statements for a description of our credit facilities and long-term debt.
Non-U.S. Operations
For 2020 and 2019, we generated 53% and 51% of our revenue from non-U.S. operations, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the U.S., we expect to continue to generate significant revenue from non-U.S. operations and expect that a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost-effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations. As of December 31, 2020, we have provided a deferred tax liability of $7 million for net foreign withholding taxes and state income taxes on $500 million of earnings expected to be repatriated to the U.S. parent as deemed necessary in the future.

Contractual Obligations
The following table summarizes our contractual commitments as of December 31, 2020:

(in millions)	2021	2021 - 2022	2023 - 2024	Thereafter	Total
Debt obligations (1)	$600	$612	$—	$1,900	$3,112
Interest payments (1) (2)	98	137	110	459	804
Lease obligations (3)	69	97	57	79	302
Purchase obligations (4)	106	—	—	—	106
Other long-term obligations reflected on the balance sheet	2	32	20	13	67
Total commitments	$875	$878	$187	$2,451	$4,391
In addition to the amounts presented in the table above, we have recorded liabilities for net investment hedges of $117 million and employee severance indemnities of $17 million. These amounts have been excluded from the contractual obligations table due to an inability to reasonably estimate the timing or amounts of such payments in individual years. Further, benefit payments which reflect expected future service related to the Company's pension and other post-retirement employee benefit obligations are presented in Note 16, “Post-retirement Benefit Plans” of the consolidated financial statements and deferred income tax liabilities and uncertain tax positions are presented in Note 7, "Income Taxes" of the consolidated financial statements, and as such, these obligations are not included in the above table. Finally, estimated environmental payments and workers' compensation and general liability reserves are excluded from the table above. We estimate, based on historical experience, that we will spend approximately $1 million to $2 million per year on environmental investigation and remediation and approximately $5 million to $6 million per year on workers' compensation and general liability. At December 31, 2020, we had estimated and accrued $3 million and $20 million related to environmental matters, and workers' compensation and general liability, respectively.
(1)Refer to Note 15, “Credit Facilities and Debt,” of the consolidated financial statements for discussion of the use and availability of debt and revolving credit agreements. Amounts represent principal payments of short-term and long-term debt including current maturities and exclude unamortized discounts.
(2)Amounts represent estimates of future interest payments on short-term and long-term debt outstanding as of December 31, 2020.
(3)Refer to Note 11, "Leases" of the consolidated financial statements for further lease discussion.
(4)Represents unconditional purchase agreements that are enforceable and legally binding and that specify all significant terms to purchase goods or services, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase agreements that are able to cancel without penalty have been excluded.
Off-Balance Sheet Arrangements
As of December 31, 2020, we have issued guarantees for the debt and other obligations of consolidated subsidiaries in the normal course of business. We have determined that none of these arrangements has a material current effect or is reasonably likely to have a material future effect on our consolidated financial statements, financial condition, changes in financial condition, revenues or expenses, liquidity, capital expenditures or capital resources.
We obtain certain stand-by letters of credit, bank guarantees and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of December 31, 2020, the amount of surety bonds, bank guarantees, insurance letters of credit and stand-by letters of credit was $378 million.
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
Significant accounting policies used in the preparation of the consolidated financial statements are discussed in Note 1, “Summary of Significant Accounting Policies,” of the consolidated financial statements. Accounting estimates and assumptions discussed in this section are those that we consider most critical to an understanding of our financial statements because they are inherently uncertain, involve significant judgments, include areas where different estimates reasonably could have been used, and changes in the estimates that are reasonably possible could materially impact the financial statements. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results in these areas could differ from management’s estimates under different assumptions or conditions.
Revenue Recognition. Xylem recognizes revenue in a manner that depicts the transfer of promised goods and services to customers in an amount that reflects the consideration to which it expects to be entitled for providing those goods and services. For each arrangement with a customer, we identify the contract and the associated performance obligations within the contract, determine the transaction price of that contract, allocate the transaction price to each performance obligation and recognize revenue as each performance obligation is satisfied.
The satisfaction of performance obligations in a contract is based upon when the customer obtains control over the asset. Depending on the nature of the performance obligation, control transfers either at a particular point in time, or over time which determines the recognition pattern of revenue.
For product sales, other than long-term construction-type contracts, we recognize revenue once control has passed at a point in time, which is generally when products are shipped. In instances where contractual terms include a provision for customer acceptance, revenue is recognized when either (i) we have previously demonstrated that the product meets the specified criteria based on either seller or customer-specified objective criteria or (ii) upon formal acceptance received from the customer where the product has not been previously demonstrated to meet customer-specified objective criteria. We recognize revenue on product sales to channel partners, including resellers, distributors or value-added solution providers, at the point in time when the risks and rewards, possession, and title have transferred to the customer, which usually occurs at the point of delivery.
Revenue from performance obligations related to services is primarily recognized over time, as the performance obligations are satisfied. In these instances, the customer consumes the benefit of the service as Xylem performs.
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
For all contracts with customers, we determine the transaction price in the arrangement and allocate the transaction price to each performance obligation identified in the contract. Judgment is required to determine the appropriate unit of account, and we separate out the performance obligations if they are capable of being distinct and are distinct within the context of the contract. The transaction price is adjusted for our estimate of variable consideration, which may include a right of return, discounts, rebates, penalties and retainage. To estimate variable consideration, we apply the expected value or the most likely amount method, based on whichever method most appropriately predicts the amount of consideration we expect to be entitled to. The method applied is typically based on historical experience and known trends. We constrain the amounts of variable consideration that are included in the transaction price, to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when uncertainties around the variable consideration are resolved.
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
Due to the U.S. Tax Cuts and Jobs Act ("Tax Act"), we have recorded net foreign withholding taxes and state income taxes on earnings that are expected to be repatriated to the U.S. parent. We have not recorded any deferred taxes on the amounts that the Company currently does not intend to repatriate as the determination of any deferred taxes on this amount is not practicable.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. Furthermore, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities or upon completion of the litigation process, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.
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
In the third quarter of 2020, management updated forecasts of future cash flows for the AIA businesses, which reflect significant negative volume impacts from the COVID-19 pandemic, primarily on our assessment services business. Our ongoing investment in the AIA businesses also continues to impact near term profitability. Based on these factors we determined that there were indicators that the AIA reporting unit’s goodwill may be impaired, and accordingly, we performed an interim goodwill impairment test as of July 1, 2020. The results of the impairment test showed that the fair value of the AIA reporting unit was lower than the carrying value, resulting in a $58 million goodwill impairment charge. As of December 31, 2020 the remaining goodwill balance in our AIA reporting unit after recording the goodwill impairment charge was $113 million.
Also, during the third quarter of 2020, due to the factors discussed above, we assessed whether the carrying amounts of the AIA reporting unit’s long-lived assets may not be recoverable and therefore impaired. Our assessment resulted in an impairment charge of $11 million, primarily related to software and proprietary technology. The charge was calculated using an income approach.
The uncertainty of the future impact of the COVID-19 pandemic may also contribute to further deterioration of our future cash flows. If we do not achieve our forecasts it is possible that the goodwill of the AIA reporting unit could be deemed to be impaired again in a future period. The risks and potential impacts of COVID-19 on the fair value of our assets are included in our risk factor disclosures referenced under “Item 1A. Risk Factors".
During the fourth quarter of 2020, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were substantially in excess of each of their carrying values. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances require us to do so. We determined that no impairment of the indefinite-lived intangibles existed as of the measurement date in 2020. However, future indefinite-lived intangible impairment tests could result in a charge to earnings. We will continue to evaluate indefinite-lived intangibles on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
Post-retirement Benefit Plans. Company employees around the world participate in numerous defined benefit plans. The determination of projected benefit obligations and the recognition of expenses related to these plans are dependent on various assumptions. These major assumptions primarily relate to discount rates, expected long-term rates of return on plan assets, rate of future compensation increases, mortality, years of service and other factors (some of which are disclosed in Note 16, “Post-retirement Benefit Plans,” of the consolidated financial statements). Actual results that differ from our assumptions are accumulated and amortized on a straight-line basis only to the extent they exceed 10% of the higher of the market-related value or projected benefit obligation, over the average remaining service period of active plan participants, or for plans with all or substantially all inactive participants, over the average remaining life expectancy.
Significant Assumptions
Management develops each assumption using relevant Company experience, in conjunction with market-related data for each individual country in which such plans exist. All assumptions are reviewed annually with third-party consultants and are adjusted as necessary. The table included below provides the weighted average assumptions used to estimate our defined benefit pension obligations and costs as of and for the years ended 2020 and 2019.

	2020		2019
	U.S.	Int’l	U.S.	Int’l
Benefit Obligation Assumptions
Discount rate	2.50%	1.06%	3.25%	1.80%
Rate of future compensation increase	NM	2.79%	NM	2.94%
Net Periodic Benefit Cost Assumptions
Discount rate	3.25%	1.80%	4.50%	2.60%
Expected long-term return on plan assets	6.50%	2.82%	7.75%	6.96%
Rate of future compensation increase	NM	2.94%	NM	2.92%
NM    Not meaningful. The pension benefits for future service for all the U.S. pension plans are based on years of service and not impacted by future compensation increases.
We determine the expected long-term rate of return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, the Company analyzes the estimated future returns based on independent estimates of asset class returns and evaluates historical broad market returns over long-term timeframes based on the strategic asset allocation, which is detailed in Note 16, “Post-retirement Benefit Plans,” of the consolidated financial statements.

Based on the approach described above, the chart below shows weighted average actual returns versus the weighted average expected long-term rates of return for our pension plans that were utilized in the calculation of the net periodic pension cost for each respective year.

	2020	2019
Expected long-term rate of return on plan assets	3.46%	7.09%
Actual rate of return on plan assets	14.06%	12.59%
For the recognition of net periodic pension cost, the calculation of the expected return on plan assets is generally derived by applying the expected long-term rate of return to the market-related value of plan assets. The market-related value of plan assets is based on average asset values at the measurement date over the last five years. The use of fair value, rather than a calculated value, could materially affect net periodic pension cost. The weighted average expected long-term rate of return for all of our plan assets to be used in determining net periodic benefit costs for 2021 is estimated at 3.24%. We estimate that every 25 basis point change in the expected return on plan assets impacts the expense by $1 million.
The discount rate reflects our expectation of the present value of expected future cash payments for benefits at the measurement date. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense. We base the discount rate assumption on current investment yields of high-quality fixed income investments during the retirement benefits maturity period. The pension discount rate was determined by considering an interest rate yield curve comprising AAA/AA bonds, with maturities between zero and 30 years, developed by the plan’s actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single-point discount rate matching the plan’s characteristics. Our weighted average discount rate for all pension plans effective January 1, 2021, is 1.21%. We estimate that every 25 basis point change in the discount rate impacts the expense by $2 million.
The rate of future compensation increase assumption reflects our long-term actual experience and future and near-term outlook. Effective January 1, 2021, our expected rate of future compensation is 2.91% for all pension plans. The estimated impact of a 25 basis point change in the expected rate of future compensation is less than $1 million.
The Company has initiated the process for a full buy-out of its largest defined benefit plan in the UK. Upon completion of the buy-out, expected in 2021, we expect a material settlement charge primarily consisting of unrecognized actuarial losses.
We currently anticipate making contributions to our pension and post-retirement benefit plans in the range of $19 million to $27 million during 2021. We also anticipate an estimated payment of approximately $15-$17 million for the buy-out of the UK pension plan. Approximately $6 million of contributions are expected to be made in the first quarter.
Funded Status
Funded status is derived by subtracting the respective year-end values of the projected benefit obligations from the fair value of plan assets. We estimate that every 25 basis point change in the discount rate impacts the funded status by approximately $42 million.
Fair Value of Plan Assets
The plan assets of our pension plans comprise a broad range of investments, including domestic and foreign equity securities, interests in hedge funds, fixed income investments, insurance contracts, and cash and cash equivalents.
A portion of our pension benefit plan assets portfolio comprises investments in hedge funds which are generally measured at net asset value. However, in certain instances, the values reported by the asset managers were not current at the measurement date. Accordingly, we made estimate adjustments to the last reported value where necessary to measure the assets at fair value at the measurement date. These adjustments consider information received from the asset managers, as well as general market information. The adjustment recorded at December 31, 2020 and 2019 for these assets represented less than one percent of total plan assets in each respective year. Asset values for other positions were generally measured using market observable prices. We estimate that a 5% change in asset values will impact funded status by approximately $32 million.
New Accounting Pronouncements
See Note 2, “Recently Issued Accounting Pronouncements,” of the consolidated financial statements for a complete discussion of recent accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk, primarily related to foreign currency exchange rates and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenue and borrowings being denominated in currencies other than one of our subsidiaries' functional currency. Similarly, we are exposed to market risk as a result of changes in interest rates which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.
Foreign Currency Exchange Rate Risk
We conduct approximately 53% of our business in various locations outside the U.S.
Our economic foreign currency risk primarily relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. We may use derivative financial instruments to offset risk related to receipts from customers and payments to suppliers, when it is believed that the exposure will not be limited by our normal operating and financing activities. We enter into currency forward contracts periodically in order to manage the exchange rate fluctuation risk on certain intercompany transactions associated with third-party sales and purchases. These risks are also mitigated by natural hedges including the presence of manufacturing facilities outside the U.S., global sourcing and other spending which occurs in foreign countries. Our principal foreign currency transaction exposures primarily relate to the Euro, Swedish Krona, Polish Zloty, Canadian Dollar, British Pound and Australian Dollar. We estimate that a hypothetical 10% movement in foreign currency exchange rates would not have a material economic impact to Xylem’s financial position and results of operations.
Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. Dollar. The translation risk is primarily concentrated in the exchange rate between the U.S. Dollar and the Euro, Chinese Yuan, British Pound, Canadian Dollar, Australian Dollar and Swedish Krona. As the U.S. Dollar strengthens against other currencies in which we transact business, revenue and income will generally be negatively impacted, and if the U.S. Dollar weakens, revenue and income will generally be positively impacted. We expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost-effective to do so, though we continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations. We also hedge our investment in certain foreign subsidiaries via the use of cross-currency swaps and the designation of our 2.25% Senior Notes of €500 million aggregate principal amount due March 2023 as a net investment hedge. Accordingly, we estimate that a 10% movement of the U.S. Dollar to various foreign currency exchange rates we translate from, in aggregate would not have a material economic impact on our financial position and results of operations.
Interest Rate Risk
As of December 31, 2020, our long-term debt portfolio is primarily comprised of five series of fixed-rate senior notes that total approximately $2.5 billion. The senior notes are not exposed to interest rate risk as the bonds are at a fixed rate until maturity. Based on the current interest rate market we do not anticipate material risk associated with our debt refinancing within the target time frame of maturity.
Commodity Price Exposures
For a discussion of risks relating to commodity prices, refer to “Item 1A. Risk Factors.”

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Xylem Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Xylem Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
During the third quarter of 2020, the Company recorded a goodwill impairment charge of $58 million related to the Advanced Infrastructure Analytics (“AIA”) reporting unit. The impairment resulted from a downward revision of forecasted future cash flows. The Company’s measurement of the goodwill impairment resulted from the comparison of the fair value of the AIA reporting unit to its carrying value.

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

Given the significant judgments made by management to estimate the fair value of AIA, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate and forecasts of future revenue required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future revenue and selection of the discount rate for AIA included the following, among others:

•We tested the effectiveness of controls over management’s measurement of the goodwill impairment evaluation, including those over the determination of the fair value of the AIA reporting unit and the measurement of the goodwill impairment, such as controls related to management’s forecasts of future revenue and the selection of the discount rate.

•We evaluated the reasonableness of management’s revenue forecasts by comparing the forecasts to:
–Historical revenues.
–Internal communications to management and the Board of Directors.
–Information included in industry reports and certain peer company data.
•We also evaluated the reasonableness of management’s revenue forecasts by comparing the actual growth in sales orders received to management’s forecasted growth in sales and we tested the accuracy and completeness of the underlying sales orders.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) discount rate, and (3) long-term revenue growth rate, including testing the source information underlying the determination of the discount rate and long-term revenue growth rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.

•Our fair value specialists also assisted in evaluating the reasonableness of the AIA fair value by considering comparable revenue multiples of peer companies.

•We evaluated developments in AIA’s business from the third quarter of 2020, the period in which the impairment charge was recorded, through December 31, 2020 to determine if events or circumstances have occurred that would more likely than not further reduce the fair value of the business.
/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 26, 2021
We have served as the Company's auditor since 2010.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(In Millions, except per share data)

Year Ended December 31,	2020	2019	2018
Revenue	$4,876	$5,249	$5,207
Cost of revenue	3,046	3,203	3,181
Gross profit	1,830	2,046	2,026
Selling, general and administrative expenses	1,143	1,158	1,161
Research and development expenses	187	191	189
Restructuring and asset impairment charges	75	63	22
Goodwill impairment charge	58	148	—
Operating income	367	486	654
Interest expense	77	67	82
Other non-operating (expense) income, net	(5)	(4)	13
Gain on sale of businesses	—	1	—
Income before taxes	285	416	585
Income tax expense	31	15	36
Net income	254	401	549
Earnings per share:
Basic	$1.41	$2.23	$3.05
Diluted	$1.40	$2.21	$3.03
Weighted average number of shares:
Basic	180.1	180.0	179.8
Diluted	181.1	181.2	181.1

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)

Year Ended December 31,	2020	2019	2018
Net income	$254	$401	$549
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(23)	28	(85)
Net change in derivative hedge agreements:
Unrealized gain (loss)	9	(14)	(8)
Amount of (gain) loss reclassified into net income	(3)	12	4
Net change in post-retirement benefit plans:
Net loss	(78)	(83)	(37)
Prior service credit	5	—	—
Amortization of prior service credit cost	(3)	(4)	(4)
Amortization of net actuarial loss into net income	19	12	13
Settlement	—	9	1
Foreign currency translation adjustment	(19)	(3)	15
Other comprehensive loss, before tax	(93)	(43)	(101)
Income tax (benefit) expense related to other comprehensive loss	(54)	(5)	10
Other comprehensive loss, net of tax	(39)	(38)	(111)
Comprehensive income	$215	$363	$438
Less: comprehensive (loss) gain attributable to noncontrolling interests	(1)	1	(2)
Comprehensive income attributable to Xylem	$216	$362	$440

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, except per share amounts)

December 31,	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,875	$724
Receivables, less allowances for discounts, returns and credit losses of $46 and $35 in 2020 and 2019, respectively	923	1,036
Inventories	558	539
Prepaid and other current assets	167	151
Total current assets	3,523	2,450
Property, plant and equipment, net	657	658
Goodwill	2,854	2,839
Other intangible assets, net	1,093	1,174
Other non-current assets	623	589
Total assets	$8,750	$7,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$569	$597
Accrued and other current liabilities	787	628
Short-term borrowings and current maturities of long-term debt	600	276
Total current liabilities	1,956	1,501
Long-term debt, net	2,484	2,040
Accrued post-retirement benefits	519	445
Deferred income tax liabilities	242	310
Other non-current accrued liabilities	573	447
Total liabilities	5,774	4,743
Commitment and Contingencies (Note 20)
Stockholders’ equity:
Common stock — par value $0.01 per share:
Authorized 750.0 shares, issued 194.9 and 193.9 shares in 2020 and 2019, respectively	2	2
Capital in excess of par value	2,037	1,991
Retained earnings	1,930	1,866
Treasury stock – at cost 14.5 shares and 13.7 shares in 2020 and 2019, respectively	(588)	(527)
Accumulated other comprehensive loss	(413)	(375)
Total stockholders’ equity	2,968	2,957
Non-controlling interest	8	10
Total equity	2,976	2,967
Total liabilities and stockholders’ equity	$8,750	$7,710

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions)

Year Ended December 31,	2020	2019	2018
Operating Activities
Net income	$254	$401	$549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	117	117	117
Amortization	134	140	144
Deferred income taxes	(31)	(77)	(47)
Share-based compensation	26	29	30
Restructuring and asset impairment charges	75	63	22
Goodwill impairment charge	58	148	—
Gain from sale of businesses	—	(1)	—
Other, net	46	9	9
Payments for restructuring	(36)	(30)	(21)
Contributions to post-retirement benefit plans	(27)	(19)	(41)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	109	(23)	(103)
Changes in inventories	(5)	47	(97)
Changes in accounts payable	(39)	29	51
Changes in accrued liabilities	101	15	(6)
Changes in accrued taxes	20	(13)	—
Net changes in other assets and liabilities	22	4	(21)
Net Cash — Operating activities	824	839	586
Investing Activities
Capital expenditures	(183)	(226)	(237)
Acquisitions of businesses and assets, net of cash acquired	—	(18)	(433)
Proceeds from sale of businesses	—	—	22
Cash received from investments	200	11	11
Cash paid for investments	(200)	(7)	(11)
Cash received from cross-currency swaps	12	9	—
Other, net	2	—	5
Net Cash — Investing activities	(169)	(231)	(643)
Financing Activities
Short-term debt issued, net	359	281	335
Short-term debt repaid, net	(640)	(254)	(52)
Long-term debt issued, net	985	—	1
Long-term debt repaid, net	—	—	(120)
Repurchase of common stock	(61)	(40)	(59)
Proceeds from exercise of employee stock options	20	13	7
Dividends paid	(188)	(174)	(152)
Other, net	(2)	(3)	—
Net Cash — Financing activities	473	(177)	(40)
Effect of exchange rate changes on cash	23	(3)	(21)
Net change in cash and cash equivalents	1,151	428	(118)
Cash and cash equivalents at beginning of year	724	296	414
Cash and cash equivalents at end of year	$1,875	$724	$296
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$77	$77	$78
Income taxes (net of refunds received)	$41	$107	$75

                See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Millions, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2017	$2	$1,912	$1,227	$(210)	$(428)	$16	$2,519
Cumulative effect of change in accounting principle			14	(17)			(3)
Net income			549				549
Other comprehensive loss, net				(109)		(2)	(111)
Dividends declared ($.84 per share)			(151)				(151)
Stock incentive plan activity		38			(9)		29
Repurchase of common stock					(50)		(50)
Balance at December 31, 2018	$2	$1,950	$1,639	$(336)	$(487)	$14	$2,782
Sale of Business						(2)	(2)
Net income			401				401
Other comprehensive loss, net				(39)		1	(38)
Distribution to minority shareholders						(3)	(3)
Dividends declared ($.96 per share)			(174)				(174)
Stock incentive plan activity		41			(15)		26
Repurchase of common stock					(25)		(25)
Balance at December 31, 2019	$2	$1,991	$1,866	$(375)	$(527)	$10	$2,967
Cumulative effect of change in accounting principle			(2)				(2)
Net income			254				254
Other comprehensive loss, net				(38)		(1)	(39)
Distribution to minority shareholders						(1)	(1)
Dividends declared ($1.04 per share)			(188)				(188)
Stock incentive plan activity		46			(11)		35
Repurchase of common stock					(50)		(50)
Balance at December 31, 2020	$2	$2,037	$1,930	$(413)	$(588)	$8	$2,976

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
On October 31, 2011 (the "Distribution Date"), ITT Corporation (“ITT”) completed the Spin-off (the “Spin-off”) of Xylem, formerly ITT’s water equipment and services businesses. The Spin-off was completed pursuant to the Distribution Agreement, dated as of October 25, 2011 (the “Distribution Agreement”), among ITT (now ITT LLC), Exelis Inc., acquired by Harris Corporation, now L3Harris Technologies, Inc., on May 29, 2015, (“Exelis”) and Xylem. Xylem Inc. was incorporated in Indiana on May 4, 2011 in connection with the Spin-off.
Hereinafter, except as otherwise indicated or unless the context otherwise requires, “Xylem,” “we,” “us,” “our” and “the Company” refer to Xylem Inc. and its subsidiaries. References in the notes to the consolidated financial statements to “ITT” or “former parent” refers to ITT Corporation (now ITT LLC) and its consolidated subsidiaries (other than Xylem Inc.).
Basis of Presentation
The consolidated financial statements reflect our financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions between our businesses have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, post-retirement obligations and assets, revenue recognition, income taxes, valuation of intangible assets, goodwill and indefinite-lived intangible impairment testing and contingent liabilities. Actual results could differ from these estimates. The global outbreak of the novel coronavirus ("COVID-19") disease in March 2020, declared a pandemic by the World Health Organization, has created significant global volatility, uncertainty and economic disruption. The COVID-19 pandemic also has caused increased uncertainty in estimates and assumptions affecting the consolidated financial statements. Actual results could differ from these estimates.
Consolidation Principles
We consolidate companies in which we have a controlling financial interest or when Xylem is considered the primary beneficiary of a variable interest entity. We account for investments under the equity method in companies over which we have the ability to exercise significant influence but do not hold a controlling financial interest, and we record our proportionate share of income or losses in the Consolidated Income Statements. Equity method investments are reviewed for impairment when events or circumstances indicate the investment may be other than temporarily impaired. This requires significant judgment, including an assessment of the investee’s financial condition, the possibility of subsequent rounds of financing, and the investee’s historical and projected results of operations. If the actual results of operations for the investee are significantly different from projections, we may incur future charges for the impairment of these investments.
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

Revenue Recognition
Xylem recognizes revenue in a manner that depicts the transfer of promised goods and services to customers in an amount that reflects the consideration to which it expects to be entitled for providing those goods and services. For each arrangement with a customer, we identify the contract and the associated performance obligations within the contract, determine the transaction price of that contract, allocate the transaction price to each performance obligation and recognize revenue as each performance obligation is satisfied.
The satisfaction of performance obligations in a contract is based upon when the customer obtains control over the asset. Depending on the nature of the performance obligation, control transfers either at a particular point in time, or over time which determines the recognition pattern of revenue.
For product sales, other than long-term construction-type contracts, we recognize revenue once control has passed at a point in time, which is generally when products are shipped. In instances where contractual terms include a provision for customer acceptance, revenue is recognized when either (i) we have previously demonstrated that the product meets the specified criteria based on either seller or customer-specified objective criteria or (ii) upon formal acceptance received from the customer where the product has not been previously demonstrated to meet customer-specified objective criteria. We recognize revenue on product sales to channel partners, including resellers, distributors or value-added solution providers, at the point in time when control is transferred which is determined based on when the risks and rewards, possession, and title have transferred to the customer, which usually occurs at the point of delivery.
Revenue from performance obligations related to services is primarily recognized over time, as the performance obligations are satisfied. In these instances, the customer consumes the benefit of the service as Xylem performs.
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
For all contracts with customers, we determine the transaction price in the arrangement and allocate the transaction price to each performance obligation identified in the contract. Judgment is required to determine the appropriate unit of account, and we separate out the performance obligations if they are capable of being distinct and are distinct within the context of the contract. We base our allocation of the transaction price to the performance obligations on the relative stand-alone selling prices for the goods or services contained in a particular performance obligation. The stand-alone selling prices are determined first by reference to observable prices. In the event observable prices are not available, we estimate the stand-alone selling price by maximizing observable inputs and applying an adjusted market assessment approach, expected cost plus margin approach, or a residual approach in limited situations. Revenue in these instances is recognized on individual performance obligations within the same contract as they are satisfied.
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
We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer, for example sales, use, value added and some excise taxes.
For all contracts with customers, payment received for our products and services may not necessarily follow the same pattern of revenue recognition to which it relates and are dictated by the terms and conditions of our contracts with customers. Payments received for product sales typically occur following delivery and the satisfaction of the performance obligations based upon the terms outlined in the contracts. Payments received for services typically occur following the services being rendered. For long-term construction-type projects, payments are typically made throughout the contract as progress is made.

In limited situations, contracts with customers include financing components where payment terms exceed one year; however, we believe that the financing effects are not significant to Xylem. In addition, we apply a practical expedient and do not adjust the promised amount of consideration in a contract for the effects of significant financing components when we expect payment terms to be one year or less from the time the goods or services are transferred until ultimate payment.
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
Costs to obtain a contract include incremental costs that the Company has incurred that it expects to recover. Incremental costs only include costs that the Company would not have incurred had the contract not been obtained. Costs that would have been incurred regardless of whether or not the contract was obtained are expensed as incurred, unless they are explicitly chargeable to the customer whether or not the contract is obtained.
Costs to obtain contracts are capitalized when incurred, and are then amortized in a manner that is consistent with the pattern of transfer of the related goods or services provided in the contract. The Company elects to apply the practical expedient to expense costs to obtain contracts when the associated amortization period of those costs would be one year or less.
Shipping and Handling Costs
Shipping and handling costs are recorded as a component of cost of revenue.
Share-Based Compensation
Share-based awards issued to employees include non-qualified stock options, restricted stock unit awards and performance share unit awards. Share-based awards issued to members of the Board of Directors include restricted stock unit awards. Compensation costs resulting from share-based payment transactions are recognized primarily within selling, general and administrative expenses, at fair value over the requisite service period (typically three years) on a straight-line basis. The calculated compensation cost is adjusted based on an estimate of awards ultimately expected to vest. For performance awards, the calculated compensation cost is adjusted based on an estimate of awards ultimately expected to vest and our assessment of the probable outcome of the performance condition. The fair value of a non-qualified stock option is determined on the date of grant using a binomial lattice pricing model incorporating multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The fair value of restricted stock unit awards is determined using the closing price of our common stock on date of grant. The fair value of Return on Invested Capital ("ROIC") performance share units at 100% target is determined using the closing price of our common stock on date of grant. The fair value of Total Shareholder Return ("TSR") performance share units is calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.
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
Exit and Disposal Costs
We periodically initiate management-approved restructuring activities to achieve cost savings through reduced operational redundancies and to position ourselves strategically in the market in response to prevailing economic conditions and associated customer demand. Costs associated with restructuring actions can include severance, infrastructure charges to vacate facilities or consolidate operations, contract termination costs and other related charges. For involuntary separation plans, a liability is recognized when it is probable and reasonably estimable. For voluntary separation plans, a liability is recognized when the employee irrevocably accepts the voluntary termination. For one-time termination benefits, such as additional severance pay or benefit payouts and other exit costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change.

Deferred Financing Costs
Deferred financing costs represent costs incurred in conjunction with our debt financing activities and are capitalized in long-term debt and amortized over the life of the related financing arrangements. If the debt is retired early, the related unamortized deferred financing costs are recorded within the results of operations under the caption “interest expense” in the period the debt is retired.
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
Tax benefits are recognized for an uncertain tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority or upon completion of the litigation process. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available. Such adjustments are recognized in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is adequate. We classify interest relating to unrecognized tax benefits as a component of other non-operating (expense) income, net and tax penalties as a component of income tax expense in our Consolidated Income Statements.
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
Receivables and Allowance for Credit Losses and Discounts
Receivables primarily comprise uncollected amounts owed to us from transactions with customers and are presented net of allowances for credit losses, returns and early payment discounts.
We determine our allowance for credit losses using a combination of factors to reduce our trade receivable balances to the net amount expected to be collected. We maintain an allowance for credit losses based on a variety of factors, including the length of time receivables were past due, macro-economic trends and conditions, significant one-time events, historical experience, and current and future expectations of economic conditions. In addition, we record an allowance for individual accounts when we become aware of specific customer circumstances, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable. If circumstances related to the specific customer change, we adjust estimates of the recoverability of receivables as appropriate. We determine our allowance for early payment discounts primarily based on historical experience with customers.
Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different geographical regions. We evaluate the financial condition of our third-party distributors, resellers and other customers and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of December 31, 2020 and 2019 we do not believe we have any significant concentrations of credit risk.
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
For annual periods prior to January 1, 2019, lease payments for these leases are recognized as a lease cost on a straight-line basis over the lease term.

Goodwill and Intangible Assets
Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of acquired businesses. Intangible assets include customer relationships, proprietary technology, brands and trademarks, patents, software and other intangible assets. Intangible assets with a finite life are amortized on a straight-line basis over an estimated economic useful life which ranges from 1 to 25 years and is included in cost of revenue or selling, general and administrative expenses. Certain of our intangible assets, namely certain brands and trademarks, as well as FCC licenses, have an indefinite life and are not amortized.
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
Goodwill and indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually (or more frequently if impairment indicators arise, such as changes to the reporting unit structure, significant adverse changes in the business or business climate or an adverse action or assessment by a regulator). We conduct our annual impairment testing as of the beginning of the fourth quarter. For goodwill, the estimated fair value of each reporting unit is compared to the carrying value of the net assets assigned to that reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, then an impairment charge is recognized for that excess up to the amount of recorded goodwill. We estimate the fair value of our reporting units using an income approach. We estimate the fair value of our intangible assets with indefinite lives using either the income approach or the market approach. Under the income approach, we calculate fair value based on the present value of estimated future cash flows. Under the market approach, we calculate fair value based on recent sales and selling prices of similar assets.
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
Post-retirement Benefit Plans
The determination of defined benefit pension and post-retirement plan obligations and their associated costs requires the use of actuarial computations to estimate participant plan benefits to which the employees will be entitled. The significant assumptions primarily relate to discount rates, expected long-term rates of return on plan assets, rate of future compensation increases, mortality, years of service and other factors. We develop each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. All actuarial assumptions are reviewed annually with third-party consultants and adjusted as necessary. For the recognition of net periodic post-retirement cost, the calculation of the expected return on plan assets is generally derived by applying the expected long-term rate of return on the market-related value of plan assets. The market-related value of plan assets is based on average asset values at the measurement date over the last five years. Actual results that differ from our assumptions are accumulated and amortized on a straight-line basis only to the extent they exceed 10% of the higher of the market-related value or the projected benefit obligation, over the average remaining service period of active participants, or for plans with all or substantially all inactive participants, over the average remaining life expectancy. The fair value of plan assets is determined based on market prices or estimated fair value at the measurement date.
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
During the fourth quarter of 2018, we adopted new accounting guidance that eliminates the concept of ineffectiveness for cash flow and net investment hedges. Prior to this adoption, the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk was recorded in other comprehensive income ("OCI") and was subsequently reclassified into either revenue or cost of revenue (hedge of sales classified into revenue and hedge of purchases classified into cost of revenue) in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivative was recognized directly in selling, general and administrative expenses. Our policy was to de-designate cash flow hedges at the time forecasted transactions are recognized as assets or liabilities on a business unit’s balance sheet and report subsequent changes in fair value through selling, general and administrative expenses where the gain or loss due to movements in currency rates on the underlying asset or liability is revalued. If it became probable that the originally forecasted transaction would not occur, the gain or loss related to the hedge recorded within accumulated other comprehensive income ("AOCI") was immediately recognized into net income.
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
Subsequent to adopting the new hedge guidance, changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk are recorded in OCI and are subsequently reclassified into either revenue or cost of revenue (hedge of sales classified into revenue and hedge of purchases classified into cost of revenue) in the period that the hedged forecasted transaction affects earnings. Our policy is to de-designate cash flow hedges at the time forecasted transactions are recognized as assets or liabilities on a business unit’s balance sheet and report subsequent changes in fair value through selling, general and administrative expenses where the gain or loss due to movements in currency rates on the underlying asset or liability is revalued. If it becomes probable that the originally forecasted transaction will not occur, the gain or loss related to the hedge recorded within AOCI is immediately recognized into net income.
Subsequent to adopting the new hedge guidance, effectiveness of derivatives designated as net investment hedges is assessed using the spot method. The changes in the fair value of these derivatives due to movements in spot exchange rates are recorded in OCI. Amounts in AOCI are reclassified into earnings at the time the hedged net investment is sold or substantially liquidated. Furthermore, we recognize interest income based on the interest rate differential embedded in the derivative instrument.

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
Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2020 and 2019 were uninsured. Foreign cash balances at December 31, 2020 and 2019 were $635 million and $510 million, respectively.
Fair Value Measurements
We determine fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use a hierarchical structure to prioritize the inputs to valuation techniques used to measure fair value into three broad levels defined as follows:
•Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2 inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices (in non-active markets or in active markets for similar assets or liabilities), inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3 inputs are unobservable inputs for the assets or liabilities.
The fair value hierarchy is based on maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. Classification within the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement.
Certain investments which measure fair value using the net asset value (“NAV”) per share practical expedient are not classified within the fair value hierarchy and are separately disclosed.

Note 2. Recently Issued Accounting Pronouncements
Recently Adopted Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-13, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," amending the accounting for the impairment of financial instruments, including trade receivables. Under previous guidance, credit losses were recognized when the applicable losses had a probable likelihood of occurring and this assessment was based on past events and current conditions. The amended current guidance eliminates the “probable” threshold and requires an entity to use a broader range of information, including forecast information when estimating expected credit losses. Generally, this should result in a more timely recognition of credit losses. This guidance became effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The requirements of the amended guidance should be applied using a modified retrospective approach except for debt securities, which require a prospective transition approach. We adopted this guidance as of January 1, 2020. The adoption of this guidance did not have a material impact on our financial condition and results of operations.

Note 3. Acquisitions and Divestitures
2020 Acquisitions and Divestitures
We had no material acquisition or divestiture activity during the 12 months ended December 31, 2020.
2019 Acquisitions
During the 12 months ended December 31, 2019 we spent approximately $18 million, net of cash received on acquisition activity.
2018 Acquisitions and Divestitures
Pure Technologies Ltd.

On January 31, 2018, we acquired all the issued and outstanding shares of Pure, a leader in intelligent leak detection and condition assessment solutions for water distribution networks for approximately $420 million, net of cash received. Acquisition costs of $4 million were reflected as a component of selling, general and administrative expenses in our Consolidated Income Statement for the year ended December 31, 2018.

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

The estimate of the fair value of Pure's identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows either through the use of the multi-period excess earnings method or the relief-from-royalty method. Some of the more significant assumptions inherent in the development of intangible asset values include: the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, the assessment of the intangible asset’s life cycle, as well as other factors.

The following table summarizes key information underlying identifiable intangible assets related to the Pure acquisition:

Category	Life	Amount (in millions)
Customer Relationships	17 - 18 years	$84
Technology	3 - 10 years	38
Tradenames	20 years	21
Internally Developed Software	3 years	6
Total		$149

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the year ended December 31, 2018 assuming the acquisition of Pure was made on January 1, 2017:

(in millions)	Year Ended December 31,
2018
Revenue	$5,212
Net income	$546

The foregoing unaudited pro forma results are for informational purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the acquisition occurred on January 1, 2017, nor are they necessarily indicative of future results. The pro forma financial information includes the impact of purchase accounting and other nonrecurring items directly attributable to the acquisition, which include:

•Amortization expense of acquired intangibles
•Adjustments to the depreciation of property, plant and equipment reflecting the impact of the calculated fair value of those assets in accordance with purchase accounting
•Adjustments to interest expense to remove historical Pure interest costs and reflect Xylem's current debt profile
•The related tax impact of the above referenced adjustments

The pro forma results do not include any cost savings or operational synergies that may be generated or realized due to the acquisition of Pure.
During the 11 month period ended December 31, 2018 Pure had revenue and an operating loss of $96 million and $2 million, respectively.
Other Acquisition Activity
During the 12 months ended December 31, 2018 we spent approximately $13 million, net of cash received on other acquisition activity.
Divestiture
During the third quarter we divested our Precision Die Casting business for approximately $22 million, net of cash assumed. The sale resulted in an immaterial gain, which is reflected in gain from sale of business in our Consolidated Income Statements. The business, which was part of our Measurement & Controls Solutions segment, provided aluminum die casting products primarily to customers in the automotive sector. The business reported 2017 annual revenue of approximately $32 million.

Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Year Ended December 31,
(in millions)	2020	2019	2018
Revenue from contracts with customers	$4,681	$5,002	$4,963
Lease Revenue	195	247	244
Total	$4,876	$5,249	$5,207

The following table reflects revenue from contracts with customers by application:

	Year Ended December 31,
(in millions)	2020	2019	2018
Water Infrastructure
Transport	$1,484	$1,533	$1,535
Treatment	400	397	397

Applied Water
Building Services	804	848	828
Industrial Water	630	693	706

Measurement and Control Solutions
Water	689	768	692
Energy	276	337	338
Software as a Service	92	99	123
Test	306	327	344

Total	$4,681	$5,002	$4,963
The following table reflects revenue from contracts with customers by geographical region:

	Year Ended December 31,
(in millions)	2020	2019	2018
Water Infrastructure
United States	$558	$593	$539
Europe	751	729	758
Asia Pacific	341	358	344
Other	234	250	291

Applied Water
United States	754	816	797
Europe	356	362	386
Asia Pacific	152	164	153
Other	172	199	198

Measurement and Control Solutions
United States	856	972	913
Europe	266	257	273
Asia Pacific	109	118	144
Other	132	184	167

Total	$4,681	$5,002	$4,963

Contract Balances
We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to costs incurred to perform in advance of scheduled billings. Contract liabilities relate to payments received in advance of performance under the contracts. Changes in contract assets and liabilities are due to our performance under the contract.

The table below provides contract assets, contract liabilities, and significant changes in contract assets and liabilities:

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at 1/1/2019	$96	$113
Additions, net	81	114
Revenue recognized from opening balance	—	(91)
Billings transferred to accounts receivable	(80)	—
Other	9	(1)
Balance at 1/1/2020	$106	$135
Additions, net	118	120
Revenue recognized from opening balance	—	(93)
Billings transferred to accounts receivable	(110)	—
Other	3	4
Balance at 12/31/2020	$117	$166

(a)Excludes receivable balances which are disclosed on the balance sheet

Performance obligations

Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of December 31, 2020, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $422 million. We expect to recognize the majority of revenue upon the completion of satisfying these performance obligations in the following 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

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
Restructuring charges recognized as a result of this plan included reduction of headcount across all segments and asset impairments within our Measurement & Control Solutions segment. Immaterial restructuring charges incurred during the first quarter are included in the plan information presented below.
During 2019 and 2018, we incurred restructuring charges primarily related to an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Measurement & Control Solutions and Water Infrastructure segments, as well as headcount reductions within our Applied Water segment.

The following table presents the components of restructuring expense and asset impairment charges incurred during each of the previous 3 years:

	Year Ended December 31,
(in millions)	2020	2019	2018
By component:
Severance and other charges	$36	$51	$19
Lease related charges	—	1	1
Asset impairment	18	—	—
Other restructuring charges	1	2	1
Reversal of restructuring accruals	(1)	(1)	(1)
Total restructuring charges	54	53	20
Asset impairment charges	21	10	2
Total restructuring and asset impairment charges	$75	$63	$22

By segment:
Water Infrastructure	$20	$20	$11
Applied Water	4	5	2
Measurement & Control Solutions	51	38	9
Restructuring
The following table displays a roll-forward of the restructuring accruals, presented on our Consolidated Balance Sheets within "accrued and other current liabilities" and "other non-current accrued liabilities," for the years ended December 31, 2020 and 2019:

(in millions)	2020	2019
Restructuring accruals - January 1	$27	$5
Restructuring charges	54	53
Cash payments	(36)	(30)
Asset impairment	(18)	—
Foreign currency and other	2	(1)
Restructuring accruals - December 31	$29	$27

By segment:
Water Infrastructure	$4	$1
Applied Water	1	—
Measurement & Control Solutions	18	19
Regional selling locations (a)	5	7
Corporate and other	1	—
(a)    Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following table presents expected restructuring spend in 2020 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2020:
Total expected costs	$26	$11	$34	$2	$73
Costs incurred during 2020	19	4	30	—	53
Total expected costs remaining	$7	$7	$4	$2	$20

Actions Commenced in 2019:
Total expected costs	$19	$5	$27	$—	$51
Costs incurred during 2019	18	5	27	—	50
Costs incurred during 2020	1	—	—	—	1
Total expected costs remaining	$—	$—	$—	$—	$—
The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2020 consist primarily of severance charges in each of the segments and asset impairment charges in our Measurement & Control Solutions segment. These actions are expected to continue through 2021. The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2019 consist primarily of severance charges. The actions commenced in 2019 are complete.
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

Note 6. Other Non-Operating (Expense) Income, Net
The components of other non-operating income, net are as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Interest income	$7	$5	$4
Income from joint ventures	2	3	5
Other (expense) income – net	(14)	(12)	4
Total other non-operating (expense) income, net	$(5)	$(4)	$13

Note 7. Income Taxes
The source of pre-tax income and the components of income tax expense are as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Income (loss) components:
Domestic	$(33)	$203	$208
Foreign	318	213	377
Total pre-tax income	$285	$416	$585
Income tax expense components:
Current:
Domestic – federal	$24	$39	$9
Domestic – state and local	5	13	13
Foreign	33	40	61
Total Current	62	92	83
Deferred:
Domestic – federal	$(21)	$7	$17
Domestic – state and local	(8)	(1)	5
Foreign	(2)	(83)	(69)
Total Deferred	(31)	(77)	(47)
Total income tax provision	$31	$15	$36
Effective income tax rate	10.9%	3.7%	6.1%
Reconciliations between taxes at the U.S. federal income tax rate and taxes at our effective income tax rate on earnings before income taxes are as follows:

	Year Ended December 31,
	2020	2019	2018
Tax provision at U.S. statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes	0.7	2.7	2.3
Uncertain tax positions	(3.9)	0.4	2.6
Valuation allowance	0.5	1.2	(47.1)
Tax exempt interest	(4.5)	(3.0)	(1.4)
Foreign tax rate differential	(0.9)	0.7	2.9
Impact of foreign earnings, net	5.3	1.6	(1.7)
Tax incentives	(7.4)	(9.6)	(6.2)
Intercompany sale of assets	—	—	35.5
Other – net	2.2	1.7	(0.3)
Rate change	(1.3)	(18.1)	—
Goodwill impairment	2.9	7.8	—
Federal R&D tax credit	(1.3)	(1.2)	(0.8)
Stock compensation	(2.4)	(1.5)	(0.7)
Effective income tax rate	10.9%	3.7%	6.1%
Certain prior year amounts included within the table of rate reconciliation above have been adjusted for consistency with the current year presentation. These adjustments had no effect on the reported Consolidated Balance Sheets, Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity, or Cash Flow.

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse.
The following is a summary of the components of the net deferred tax assets and liabilities recognized in the Consolidated Balance Sheets:

	December 31,
(in millions)	2020	2019
Deferred tax assets:
Employee benefits	$127	$106
Accrued expenses	35	26
Loss and other tax credit carryforwards	270	240
Inventory	6	6
Lease Liabilities	64	57
Other	41	3
	543	438
Valuation allowance	(217)	(191)
Net deferred tax asset	$326	$247
Deferred tax liabilities:
Intangibles	$138	$160
Investment in foreign subsidiaries	5	7
Property, plant and equipment	77	78
Lease right-of-use assets	62	57
Other	30	29
Total deferred tax liabilities	$312	$331
Management assesses all available positive and negative evidence, including prudent and feasible tax planning strategies, and estimates if sufficient future taxable income will be generated to realize existing deferred tax assets. On the basis of this evaluation, as of December 31, 2020, a valuation allowance of $217 million has been established to reduce the deferred income tax asset related to certain U.S. and foreign net operating losses and U.S. and foreign capital loss carryforwards.
A reconciliation of the change in valuation allowance on deferred tax assets is as follows:

(in millions)	2020	2019	2018
Valuation allowance — January 1	$191	$234	$350
Change in assessment (a)	1	(2)	1
Current year operations	7	2	(271)
Foreign currency and other (b)	18	(43)	154
Valuation allowance — December 31	$217	$191	$234
(a)    Increase in assessment in 2020 is primarily attributable to loss positions in various jurisdictions. Decrease in assessment in 2019 is primarily attributable to profitability of certain jurisdictions.
(b)    Included in foreign currency and other in 2019 is a decrease in net operating losses due primarily to the liquidation of a foreign subsidiary for which a valuation allowance was maintained. Included in foreign currency and other in 2018 is an increase in net operating losses due to amended prior year tax returns for which a valuation allowance was recorded.
Deferred taxes are classified in the Consolidated Balance Sheets as follows:

	December 31,
(in millions)	2020	2019
Non-current assets	$256	$226
Non-current liabilities	(242)	(310)
Total net deferred tax liabilities	$14	$(84)

Tax attributes available to reduce future taxable income begin to expire as follows:

(in millions)	December 31, 2020	First Year of Expiration
U.S. net operating loss	$7	December 31, 2024
State net operating loss	97	December 31, 2021
State excess interest expense	10	Indefinitely
State tax credits	1	Indefinitely
Foreign net operating loss	1,153	December 31, 2021
Foreign tax credits	4	December 31, 2030
The Company has provided a deferred tax liability of $7 million for net foreign withholding taxes and state income taxes on $500 million of earnings expected to be repatriated to the U.S. parent, as of December 31, 2020. The Company currently does not intend to repatriate approximately $1.6 billion taxed under the Tax Act. The amount of deferred tax that would be recorded if such amounts were repatriated is not reasonably estimable.
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

(in millions)	2020	2019	2018
Unrecognized tax benefits — January 1	$129	$136	$130
Current year tax positions	—	3	—
Prior year tax positions	(3)	(5)	7
Settlements	(12)	(5)	(1)
Unrecognized tax benefits — December 31	$114	$129	$136
The amount of unrecognized tax benefits at December 31, 2020 which, if ultimately recognized, will reduce our effective tax rate is $114 million. We believe that it is reasonably possible that unrecognized tax benefits will be reduced by approximately $1 million within the next 12 months as a result of the expiration of certain statute of limitations.
We classify interest relating to unrecognized tax benefits as a component of other non-operating (expense) income, net and tax penalties as a component of income tax expense in our Consolidated Income Statements. The amount of accrued interest relating to unrecognized tax benefits as of December 31, 2020 and 2019 was $8 million and $8 million.
During 2019, Xylem’s Swedish subsidiary received a tax assessment for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. The assessment asserts an aggregate amount of approximately $80 million for tax, penalties and interest. Xylem filed an appeal with the Administrative Court of Stockholm. Management, in consultation with external legal advisors, believes it is more likely than not that Xylem will prevail on the proposed assessment and is vigorously defending our position through litigation. As of December 31, 2020, we have not recorded any unrecognized tax benefits related to this uncertain tax position.
The following table summarizes our earliest open tax years by major jurisdiction:

Jurisdiction	Earliest Open Year
Italy	2014
Luxembourg	2016
Sweden	2013
Germany	2012
United Kingdom	2014
United States	2017
Switzerland	2017

Note 8. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted EPS:

	Year Ended December 31,
	2020	2019	2018
Net income (in millions)	$254	$401	$549
Shares (in thousands):
Weighted average common shares outstanding	180,094	179,958	179,750
Add: Participating securities (a)	22	29	27
Weighted average common shares outstanding — Basic	180,116	179,987	179,777
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	671	803	876
Dilutive effect of restricted stock units and performance share units	312	406	479
Weighted average common shares outstanding — Diluted	181,099	181,196	181,132
Basic earnings per share	$1.41	$2.23	$3.05
Diluted earnings per share	$1.40	$2.21	$3.03
(a)Restricted stock awards containing rights to non-forfeitable dividends that participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing EPS.
(b)Incremental shares from stock options, restricted stock units and performance share units are computed by the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock units and performance share units, reduced by the repurchase of shares with the proceeds from the assumed exercises and unrecognized compensation expense for outstanding awards. Performance share units are included in the treasury stock calculation of diluted earnings per share based upon achievement of underlying performance and market conditions at the end of the reporting period, as applicable. See Note 17, "Share-Based Compensation Plans" for further detail on the performance share units.

	Year Ended December 31,
(in thousands)	2020	2019	2018
Stock options	1,545	1,383	1,300
Restricted stock units	362	348	333
Performance share units	305	394	465

Note 9. Inventories
The components of total inventories are summarized as follows:

	December 31,
(in millions)	2020	2019
Finished goods	$221	$212
Work in process	49	47
Raw materials	288	280
Total inventories	$558	$539

Note 10. Property, Plant and Equipment
The components of total property, plant and equipment, net are as follows:

	December 31,
(in millions)	2020	2019
Land, buildings and improvements	$369	$339
Machinery and equipment	941	861
Equipment held for lease or rental	241	256
Furniture and fixtures	124	118
Construction work in progress	110	104
Other	29	24
Total property, plant and equipment, gross	1,814	1,702
Less accumulated depreciation	1,157	1,044
Total property, plant and equipment, net	$657	$658
Depreciation expense was $117 million, $117 million, and $117 million for 2020, 2019, and 2018, respectively.

Note 11. Leases
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
We did not identify any events or conditions during the 12 month period ended December 31, 2020 to indicate that a reassessment or re-measurement of our existing leases was required. There also were no impairment indicators identified during the 12 month period ended December 31, 2020 that required an impairment test for the Company’s ROU assets.
Our current lease liabilities of $63 million and $61 million are included in "Accrued and other current liabilities" as of December 31, 2020 and 2019, respectively. Our non-current lease liabilities of $216 million and $185 million are included in "Other non-current accrued liabilities" as of December 31, 2020 and 2019, respectively. Our ROU asset balances are included in "Other non-current assets." The net balance of our ROU assets as of December 31, 2020 and 2019 was $272 million and $241 million, respectively. These balances include an immaterial amount related to finance leases.
The components of our lease cost were as follows:

	Year Ended December 31,
(in millions)	2020	2019
Lease cost
Operating lease cost	$77	$76
Short-term lease cost	2	9
Variable lease cost	22	19
Total lease cost	$101	$104

The supplemental cash flow information related to leases are as follows:

	Year Ended December 31,
(in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$75	$73

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$64	$33
Information relating to the lease term and discount rate are as follows:

	Year Ended December 31,
	2020	2019
Weighted-average remaining lease term (years)
Operating leases	7 Years	6 Years

Weighted-average discount rate
Operating leases	2.5%	2.7%
As of December 31, 2020, the maturities of operating lease liabilities were as follows:

(in millions)
2021	$68
2022	54
2023	42
2024	32
2025	24
Thereafter	77
Total lease payments	297
Less: Imputed interest	(22)
Total (1)	$275
(1) Excludes $27 million of legally binding minimum lease payments for leases signed but not yet commenced. Lease payments are expected to begin in 2021 when asset construction is complete.
Disclosures related to periods prior to adoption of the New Lease Standard as reported and provided in our 2018 Annual Report.
We lease certain offices, manufacturing buildings, machinery, computers and other equipment. We often pay maintenance, insurance and tax expense related to leased assets. Total rent expense for the year ended December 31, 2018 was $81 million.
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
Total revenue from lease arrangements was $195 million and $247 million for the 12 month period ended December 31, 2020 and 2019, respectively. Our gross assets available for rent were $241 million and $256 million as of December 31, 2020 and 2019, respectively. The accumulated amortization related to our gross assets was $159 million and $166 million as of December 31, 2020 and 2019, respectively. Depreciation expense for these assets was $25 million and $28 million for the 12 month period ended December 31, 2020 and 2019, respectively.

Note 12. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment during the years ended December 31, 2020 and 2019 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Balance as of December 31, 2018	$653	$516	$1,807	$2,976
Activity in 2019
Acquired	—	—	19	19
Impairment	—	—	(148)	(148)
Foreign currency and other	(2)	(3)	(3)	(8)
Balance as of December 31, 2019	$651	$513	$1,675	$2,839
Activity in 2020
Impairment	—	—	(58)	(58)
Foreign currency and other	17	16	40	73
Balance as of December 31, 2020	$668	$529	$1,657	$2,854
As of December 31, 2020 and 2019, goodwill included accumulated impairment losses of $206 million and $148 million, respectively, within the Measurement & Control Solutions segment.
During the fourth quarter of 2020, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were in excess of each of their carrying values. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
During the third quarter of 2020, the Company recorded a goodwill impairment charge of $58 million related to the AIA goodwill reporting unit within our Measurement & Control Solutions segment. The AIA goodwill reporting unit is comprised of our assessment services business (primarily the Pure acquisition) as well as our digital solutions business. The impairment resulted from management's updated forecast of future cash flows for the AIA businesses, which reflects significant negative volume impacts from the COVID-19 pandemic, primarily on our assessment services business. Our ongoing investment in the AIA businesses also continues to impact near term profitability. These factors drove the decrease in forecasted cash flows, and as such, the calculated fair value of the AIA goodwill reporting unit below its carrying value as of the third quarter. To determine the fair value of the AIA goodwill reporting unit, the Company used the income approach. Under the income approach, the fair value of the AIA goodwill reporting unit was based on the present value of the estimated cash flows that the goodwill reporting unit is expected to generate over its remaining life. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate was based on the weighted average cost of capital appropriate for the AIA goodwill reporting unit.
During the third quarter of 2019, the Company recorded a goodwill impairment charge of $148 million related to the AIA goodwill reporting unit. The impairment resulted from a downward revision of forecasted future cash flows. Factors that contributed to the revised forecast in the third quarter include lower than expected results as compared to prior forecasts, largely as a result of slower-than-expected conversion of pipeline opportunities to revenue. Additionally, we have continued to invest in the AIA platform ahead of the adoption curve, which has also impacted the near-term profitability of the business. These factors drove the decrease in forecasted cash flows, and as such, the calculated fair value of the AIA goodwill reporting unit below its carrying value as of the third quarter. To determine the fair value of the AIA goodwill reporting unit, the Company used the income approach.

Other Intangible Assets
Information regarding our other intangible assets is as follows:

(in millions)	December 31, 2020			December 31, 2019
	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$941	$(410)	$531	$945	$(352)	$593
Proprietary technology and patents	206	(131)	75	204	(111)	93
Trademarks	143	(63)	80	148	(52)	96
Software	500	(265)	235	428	(206)	222
Other	21	(18)	3	20	(16)	4
Indefinite-lived intangibles	169	—	169	166	—	166
Other intangibles	$1,980	$(887)	$1,093	$1,911	$(737)	$1,174
We determined that no impairment of the indefinite-lived intangibles existed as of the measurement date of our impairment assessment in 2020. Future impairment tests could result in a charge to earnings. We will continue to evaluate the indefinite-lived intangible assets on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
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
Customer and distributor relationships, proprietary technology and patents, trademarks, software and other are amortized over weighted average lives of approximately 14 years, 14 years, 13 years, 5 years and 4 years, respectively.
Total amortization expense for intangible assets was $134 million, $140 million, and $144 million for 2020, 2019 and 2018, respectively.

Estimated amortization expense for each of the five succeeding years is as follows:

(in millions)
2021	$128
2022	121
2023	115
2024	105
2025	102

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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty, and Australian Dollar. We had foreign exchange contracts with purchase notional amounts totaling $0 million and $0 million as of December 31, 2020 and 2019, respectively. We entered into new foreign exchange contracts as of the first quarter of 2021.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross-Currency Swaps
Beginning in 2015, we entered into cross-currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019 and third quarter of 2020 we entered into additional cross-currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $1,249 million and $714 million as of December 31, 2020 and 2019, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $610 million and $554 million as of December 31, 2020 and 2019, respectively, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.

The table below presents the effect of our derivative financial instruments on the Consolidated Income Statements and Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
(in millions)	2020	2019	2018
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain (loss) recognized in OCI (a)	$9	$(14)	$(8)
Amount of (gain) loss reclassified from OCI into revenue (a)	(4)	7	—
Amount of loss reclassified from OCI into cost of revenue (a)	1	5	4

Derivatives in Net Investment Hedges
Cross-Currency Swaps
Amount of (loss) gain recognized in OCI (a)	$(103)	$22	$22
Amount of income recognized in Interest Expense	19	16	2
Foreign Currency Denominated Debt
Amount of (loss) gain recognized in OCI (a)	$(55)	$13	$27
(a)Effective portion
As of December 31, 2020, $3 million of the net gains on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of December 31, 2020, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
The ineffective portion of the change in fair value of a cash flow hedge was not material for 2020, 2019, and 2018.
The net investment hedges did not experience any ineffectiveness in 2020, 2019 and 2018.

The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.

The fair values of our derivative contracts currently included in our hedging program were as follows:

	December 31,
(in millions)	2020	2019
Derivatives designated as hedging instruments
Assets
Net Investment Hedges
Other non-current assets	—	4
Liabilities
Net Investment Hedges
Other non-current liabilities	(117)	(24)

The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $640 million and $591 million as of December 31, 2020 and 2019, respectively.

Note 14. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

	December 31,
(in millions)	2020	2019
Compensation and other employee-benefits	$258	$199
Customer-related liabilities	186	153
Accrued taxes	103	79
Lease liabilities	63	61
Accrued warranty costs	54	36
Other accrued liabilities	123	100
Total accrued and other current liabilities	$787	$628

Note 15. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

	December 31,
(in millions)	2020	2019
4.875% Senior Notes due 2021 (a)	$600	$600
2.250% Senior Notes due 2023 (a)	612	557
3.250% Senior Notes due 2026 (a)	500	500
1.950% Senior Notes due 2028 (b)	500	—
2.250% Senior Notes due 2031 (b)	500	—
4.375% Senior Notes due 2046 (a)	400	400
Commercial paper	—	276
Debt issuance costs and unamortized discount (c)	(28)	(17)
Total debt	3,084	2,316
Less: short-term borrowings and current maturities of long-term debt	600	276
Total long-term debt	$2,484	$2,040
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2021 was $620 million and $629 million as of December 31, 2020 and 2019, respectively. The fair value of our Senior Notes due 2023 was $640 million and $591 million as of December 31, 2020 and 2019, respectively. The fair value of our Senior Notes due 2026 was $563 million and $518 million as of December 31, 2020 and 2019, respectively. The fair value of our Senior Notes due 2046 was $496 million and $431 million as of December 31, 2020 and 2019, respectively.
(b)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2028 and 2031 was $529 million and $527 million, respectively, as of December 31, 2020.
(c)The debt issuance costs and unamortized discount is recognized as a reduction in the carrying value of the Senior Notes in the Consolidated Balance Sheets and is being amortized to interest expense in our Consolidated Income Statements over the expected remaining terms of the Senior Notes.
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
Interest on the Green Bond is payable on January 30 and July 30 of each year beginning on January 30, 2021. As of December 31, 2020, we are in compliance with all covenants for the Green Bond.
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
Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of December 31, 2020, we are in compliance with all covenants for the Senior Notes.
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
Interest on all loans under the 2019 Credit Facility is payable either quarterly or at the expiration of any LIBOR or EURIBOR interest period applicable thereto. Borrowings accrue interest at a rate equal to, at Xylem's election, a base rate or an adjusted LIBOR or EURIBOR rate plus an applicable margin. The 2019 Credit Facility includes customary provisions for implementation of replacement rates for LIBOR-based and EURIBOR-based loans. The 2019 Credit Facility also includes a pricing grid that determines the applicable margin based on Xylem's credit rating, with a further adjustment depending on Xylem's annual Sustainalytics Environmental, Social and Governance ("ESG") score, determined based on the methodology in effect as of March 5, 2019. Xylem will also pay quarterly fees to each lender for such lender’s commitment to lend accruing on such commitment at a rate based on our credit rating, whether such commitment is used or unused, as well as a quarterly letter of credit fee accruing on the letter of credit exposure of such lender during the preceding quarter at a rate based on the credit rating of Xylem (as adjusted for the ESG score).
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
On June 22, 2020, Xylem entered into Amendment No. 1 to the 2019 Credit Facility (the "Amendment") which modified the financial covenant from a test based on the maximum leverage ratio (defined as consolidated total debt to consolidated EBITDA) to a test based on the net leverage ratio (defined as consolidated total debt less unrestricted cash and cash equivalents to consolidated EBITDA). This modification is effective through the quarter ending September 30, 2021, after which the covenant will revert back to the prior maximum leverage ratio test. The Amendment also restricts stock repurchases until March 31, 2021, except for shares of common stock in an amount not to exceed the number of shares issued after the date of the Amendment, subject to customary exceptions. As of December 31, 2020, the 2019 Credit Facility was undrawn and we are in compliance with all covenants.
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $800 million inclusive of the 2019 Credit Facility. As of December 31, 2020 and 2019, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in in future periods.
Euro Commercial Paper Program
On June 3, 2019, Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $612 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of December 31, 2020 and 2019, $0 million and $276 million of the Company's Euro commercial paper program was outstanding, respectively. We have the ability to continue borrowing under this program going forward in future periods.

Note 16. Post-retirement Benefit Plans
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

(in millions)	Defined Contribution
2020	$56
2019	49
2018	39
The Xylem Stock Fund, an investment option under the defined contribution plan in which Company employees participate is considered an Employee Stock Ownership Plan. As a result, participants in the Xylem Stock Fund may receive dividends in cash or may reinvest such dividends into the Xylem Stock Fund. Company employees held approximately 267 thousand and 302 thousand shares of Xylem Inc. common stock in the Xylem Stock Fund at December 31, 2020 and 2019, respectively.
Defined benefit pension plans and other post-retirement plans – We historically have maintained qualified and non-qualified defined benefit retirement plans covering certain current and former employees, including hourly and union plans as well as salaried plans, which generally require up to 5 years of service to be vested and for which the benefits are determined based on years of credited service and either specified rates, final pay, or final average pay. The other post-retirement benefit plans are all unfunded plans in the U.S. and Canada.
During 2020 and 2019, we made several amendments to plans that had no material impact to the Company's financial statements.

Amounts recognized in the Consolidated Balance Sheets for pension and other employee-related benefit plans (collectively, "Post-retirement Plans") reflect the funded status of the post-retirement benefit plans. The following table provides a summary of the funded status of our Post-retirement Plans, the presentation of such balances and a summary of amounts recorded within accumulated other comprehensive income:

(in millions)	December 31, 2020			December 31, 2019
	Pension	Other	Total	Pension	Other	Total
Fair value of plan assets	$691	$—	$691	$605	$—	$605
Projected benefit obligation	(1,155)	(44)	(1,199)	(959)	(49)	(1,008)
Funded status	$(464)	$(44)	$(508)	$(354)	$(49)	$(403)
Amounts recognized in the balance sheet
Other non-current assets	$27	$—	$27	$58	$—	$58
Accrued and other current liabilities	(13)	(3)	(16)	(13)	(3)	(16)
Accrued post-retirement benefits	(478)	(41)	(519)	(399)	(46)	(445)
Net amount recognized	$(464)	$(44)	$(508)	$(354)	$(49)	$(403)
Accumulated other comprehensive income (loss):
Net actuarial losses	$(409)	$(18)	$(427)	$(330)	$(19)	$(349)
Prior service credit	(3)	9	6	(3)	7	4
Total	$(412)	$(9)	$(421)	$(333)	$(12)	$(345)
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
The Company has initiated the process for a full buy-out of its largest defined benefit plan in the U.K.. In order to prepare for a buy-out, the plan's assets were converted to cash, cash equivalents or other highly liquid assets as of the third quarter 2019. In addition, the Company completed an enhanced transfer value ("ETV") exercise for the deferred vested participants of the plan. The ETV offered the participants an enhanced lump sum to transfer their full pension rights out of the plan. Lump sum payments of $21 million were paid out of the plan assets, and the Company recorded a settlement charge of $8 million during the third quarter of 2019. Prior to the settlement accounting, the plan was re-measured as of July 31, 2019, resulting in an increase in the plan's projected benefit obligation of $37 million, an increase in plan assets of $26 million and an increase to losses in accumulated other comprehensive income of $11 million. The assumptions used to re-measure the plan were developed in the same manner as at December 31, 2018. However, due to the recent change in the investment assets, the expected rate of return on assets for this plan was changed from 7.25% to 0.70%. The discount rate used in the re-measurement was 2.00%, down from 3.00% at December 31, 2018. The Company recorded incremental net periodic benefit cost of $3 million in the third quarter and $5 million in the fourth quarter as a result of the re-measurement and the investment change.

During the first quarter of 2020, the Company purchased a bulk annuity policy as a plan asset to facilitate the termination and buy-out of the plan. The bulk annuity fully insures the benefits payable to the participants of the plan until a full buy-out of the plan can be executed, which is expected to occur in 2021. As a result of the change in assets from a mix of equities and bonds to the bulk annuity, the plan's expected rate of return on assets was reduced to 1.00% at December 31, 2019. On January 27, 2020, the plan's assets of $336 million were transferred to the insurance company for the purchase of the bulk annuity contract. Included in the Company's year ended December 31, 2020 contributions is $5 million paid to meet the shortfall between the cost of the bulk annuity policy and the plan assets.

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit domestic and international pension plans were:

	Domestic Plans		International Plans
	December 31,		December 31,
(in millions)	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$113	$99	$846	$763
Service cost	3	3	13	9
Interest cost	3	4	16	19
Benefits paid	(6)	(7)	(34)	(28)
Actuarial loss (gain)	10	15	130	104
Plan amendments, settlements and curtailments	—	—	(1)	(23)
Foreign currency translation/other	—	(1)	62	2
Benefit obligation at end of year	$123	$113	$1,032	$846
Change in plan assets:
Fair value of plan assets at beginning of year	$105	97	$500	$470
Employer contributions	—	—	24	16
Actual return on plan assets	14	17	70	52
Benefits paid	(6)	(7)	(34)	(28)
Plan amendments, settlements and curtailments	—	—	(1)	(23)
Foreign currency translation/other	—	(2)	19	13
Fair value of plan assets at end of year	$113	$105	$578	$500
Unfunded status of the plans	$(10)	$(8)	$(454)	$(346)
The following table provides a roll-forward of the projected benefit obligation for the other post-retirement employee benefit plans:

(in millions)	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$49	$52
Service cost	—	—
Interest cost	2	2
Benefits paid	(3)	(3)
Actuarial gain/(loss)	1	(2)
Plan Amendment and other	(5)	—
Benefit obligation at the end of year	$44	$49
The accumulated benefit obligation (“ABO”) for all the defined benefit pension plans was $1,107 million and $919 million at December 31, 2020 and 2019, respectively.
For defined benefit pension plans in which the ABO was in excess of the fair value of the plans’ assets, the projected benefit obligation, ABO and fair value of the plans’ assets were as follows:

	December 31,
(in millions)	2020	2019
Projected benefit obligation	$1,026	$562
Accumulated benefit obligation	983	526
Fair value of plan assets	535	150

The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Domestic defined benefit pension plans:
Service cost	$3	$3	$3
Interest cost	3	4	4
Expected return on plan assets	(7)	(8)	(7)
Amortization of net actuarial loss	3	1	2
Net periodic benefit cost	$2	$—	$2
International defined benefit pension plans:
Service cost	$13	$9	$9
Interest cost	16	19	19
Expected return on plan assets	(14)	(27)	(35)
Amortization of net actuarial loss	14	9	9
Settlement	—	9	1
Net periodic benefit cost	$29	$19	$3
Total net periodic benefit cost	$31	$19	$5
The components of net periodic benefit cost other than the service cost component are included in the line item "Other non-operating (expense) income, net" in the Consolidated Income Statements.
Other changes in plan assets and benefit obligations recognized in other comprehensive loss, as they pertain to our defined benefit pension plans are as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Domestic defined benefit pension plans:
Net (gain) loss	$3	$6	$1
Amortization of net actuarial loss	(3)	(1)	(2)
(Gains) losses recognized in other comprehensive loss	$—	$5	$(1)
International defined benefit pension plans:
Net (gain) loss	$74	$79	$35
Prior service credit	—	—	3
Amortization of net actuarial loss	(14)	(9)	(9)
Settlement	—	(9)	(1)
Foreign Exchange	19	3	(15)
(Gains) losses recognized in other comprehensive loss	$79	$64	$13
Total (gains) losses recognized in other comprehensive loss	$79	$69	$12
Total (gains) losses recognized in comprehensive income	$110	$88	$17
The components of net periodic benefit cost for other post-retirement employee benefit plans are as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Interest cost	2	2	2
Amortization of prior service credit	(3)	(4)	(4)
Amortization of net actuarial loss	2	2	2
Net periodic benefit cost	$1	$—	$—

Other changes in benefit obligations recognized in other comprehensive loss, as they pertain to other post-retirement employee benefit plans are as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Net loss (gain)	$1	$(2)	$1
Prior service credit	(5)	—	(3)
Amortization of prior service credit	3	4	4
Amortization of net actuarial loss	(2)	(2)	(2)
Losses (gains) recognized in other comprehensive loss	$(3)	$—	$—
Total losses (gains) recognized in comprehensive income	$(2)	$—	$—
Assumptions
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our pension plans.

	2020		2019		2018
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Benefit Obligation Assumptions
Discount rate	2.50%	1.06%	3.25%	1.80%	4.50%	2.60%
Rate of future compensation increase	NM	2.79%	NM	2.94%	NM	2.92%
Net Periodic Benefit Cost Assumptions
Discount rate	3.25%	1.80%	4.50%	2.60%	3.75%	2.43%
Expected long-term return on plan assets	6.50%	2.82%	7.75%	6.96%	8.00%	7.23%
Rate of future compensation increase	NM	2.94%	NM	2.92%	NM	2.93%
NM    Not meaningful. The pension benefits for future service for all the U.S. pension plans are based on years of service and not impacted by future compensation increases.
Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which plans exist. Assumptions are reviewed annually and adjusted as necessary.
The increase in the projected benefit obligations of defined benefit pension plans in 2020 was primarily due to a decrease in the discount rate in 2020 as compared to 2019. The increase in the projected benefit obligations of our qualified defined benefit pension plans in 2019 was primarily due to a decrease in the discount rate in 2019 as compared to 2018.
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
Our expected return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, we analyze the plans’ actual historical annual return on assets, net of fees, over the past 15, 20 and 25 years; we estimate future returns based on independent estimates of asset class returns; and we evaluate historical broad market returns over long-term timeframes based on our asset allocation range. For the U.S. Master Trust which has existed since 2011, historical returns were estimated using a constructed portfolio that reflects the Company’s strategic asset allocation and the historical compound geometric returns of each asset class for the longest time period available. Based on this approach, the weighted average expected long-term rate of return for all of our plan assets to be used in determining net periodic benefit costs for 2021 is estimated at 3.24%.

The table below provides the weighted average actual rate of return generated on all of our plan assets during each of the years presented as compared to the weighted average expected long-term rates of return utilized in calculating the net periodic benefit costs.

	2020	2019	2018
Expected long-term rate of return on plan assets	3.46%	7.09%	7.34%
Actual rate of return (loss) on plan assets	14.06%	12.59%	(3.85)%
Investment Policy
The investment strategy for managing worldwide post-retirement benefit plan assets is to seek an optimal rate of return relative to an appropriate level of risk for each plan. Investment strategies vary by plan, depending on the specific characteristics of the plan, such as plan size and design, funded status, liability profile and legal requirements. In general, the plans are managed closely to their strategic allocations.
During 2019, the Company updated its investment policy for the Xylem U.K. Pension Plan (the "U.K. Plan"), its largest defined benefit plan in the U.K., to prepare for a full buy-out as discussed above.
The following table provides the actual asset allocations of plan assets as of December 31, 2020 and 2019, and the related asset target allocation ranges by asset category:

	2020	2019	Target Allocation Ranges
Equity securities	20.8%	18.6%	15-60%
Fixed income	22.9%	31.7%	10-50%
Hedge funds	0.1%	2.0%	0-25%
Private equity	—%	—%	0-20%
Cash, insurance contracts and other	56.2%	47.7%	0-60%
Fair Value of Plan Assets
In measuring plan assets at fair value, the fair value hierarchy is applied which categorizes and prioritizes the inputs used to estimate fair value into three levels. See Note 1 "Summary of Significant Accounting Policies" for further detail on fair value hierarchy.
In certain instances, fair value is estimated using quoted market prices obtained from external pricing services. In obtaining such data from the pricing service, we have evaluated the methodologies used to develop the estimate of fair value in order to assess whether such valuations are representative of fair value, including NAV.
The following is a description of the valuation methodologies and inputs used to measure fair value for major categories of investments.
•Equity securities — Equities (including common and preferred shares, domestic listed and foreign listed and closed end mutual funds) are generally valued at the closing price reported on the major market on which the individual securities are traded at the measurement date. Equity securities and mutual funds held by the Company that are publicly traded in active markets are classified within Level 1 of the fair value hierarchy. Those equities that are held in proprietary funds pooled with other investor accounts and collective trust funds measured at fair value using the NAV per share practical expedient are not classified in the fair value hierarchy.
•Fixed income — Government securities are generally valued using quoted prices of securities with similar characteristics. Corporate bonds are generally valued by using pricing models, quoted prices of securities with similar characteristics or broker quotes and are classified in Level 2. Fixed income securities held in proprietary funds pooled with other investor accounts and collective trust funds measured at fair value using the NAV per share practical expedient are not classified in the fair value hierarchy. Hedging instruments are collateralized daily with either cash or government bonds, have daily liquidity and pricing based on observable inputs from over-the-counter markets, and are classified as Level 2.
•Hedge funds — Hedge funds are pooled funds that employ a range of investment strategies including equity and fixed income, credit driven, macro and multi-oriented strategies. The valuation of limited partnership interests in hedge funds may require significant management judgment. Generally, hedge funds are valued using the NAV reported by the asset manager, and are adjusted when it is determined that NAV is not representative of fair value. In making such an assessment, a variety of factors is reviewed, including, but not limited to, the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager. All of the hedge funds held have lockups and/or gates. Hedge funds have unfunded commitments of $0 million and $0 million at December 31, 2020 and 2019, respectively.
•Insurance contracts and other — Primarily comprised of insurance contracts held by foreign plans. Insurance contracts are valued on an insurer pricing basis calculated at purchase price adjusted for changes in discount rates and other actuarial assumptions or contract value, which approximates fair value. Insurance contracts are generally classified as Level 3.
•Cash — Cash and cash equivalents are held in accounts with brokers or custodians for liquidity and investment collateral and are classified as Level 1.
The following table provides the fair value of plan assets held by our pension benefit plans by asset class:

	2020					2019
(in millions)	Level 1	Level 2	Level 3	NAV Practical Expedient	Total	Level 1	Level 2	Level 3	NAV Practical Expedient	Total
Equity securities
Global stock funds/securities	$38	$66	$—	$14	$118	$90	$—	$—	$13	$103
Diversified growth and income funds	—	—	—	26	26	—	—	—	9	9
Fixed income
Corporate bonds	1	97	—	7	105	86	—	—	5	91
Government bonds	—	19	—	28	47	35	—	—	27	62
Hedging instruments	—	6	—	—	6	4	35	—	—	39
Hedge funds	—	—	—	1	1	—	—	—	12	12
Insurance contracts and other		—	384	—	384		—	13	3	16
Cash & cash equivalents	4	—	—	—	4	273	—	—	—	273
Total plan assets subject to leveling	$43	$188	$384	$76	$691	$488	$35	$13	$69	$605

The following table presents a reconciliation of the beginning and ending balances of fair value measurement within our pension plans using significant unobservable inputs (Level 3):

(in millions)	Insurance Contracts and Other
Balance, December 31, 2018	$12
Purchases, sales, settlements, net	1
Currency impact	—
Balance, December 31, 2019	$13
Purchases, sales, settlements, net	314
Actual return on plan assets	44
Currency impact	13
Balance, December 31, 2020	$384

Contributions and Estimated Future Benefit Payments
Funding requirements under governmental regulations are a significant consideration in making contributions to our post-retirement plans. We made contributions of $27 million and $19 million to our pension and post-retirement defined benefit plans during 2020 and 2019, respectively. We currently anticipate making contributions to our pension and post-retirement defined benefit plans in the range of $19 million to $27 million during 2021, of which approximately $6 million is expected to be made in the first quarter.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

(in millions)	Pension	Other Benefits
2021	$38	$3
2022	39	3
2023	40	3
2024	40	3
2025	42	3
Years 2026 - 2030	220	12

Note 17. Share-Based Compensation Plans
Our share-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. In addition, members of our Board of Directors participate in our share-based compensation program in connection with their service on our board. Share-based awards issued to employees include non-qualified stock options, restricted stock unit awards and performance share unit awards. Under the 2011 Omnibus Incentive Plan, the number of shares initially available for awards was 18 million. As of December 31, 2020, there were approximately 5 million shares of common stock available for future grants.
Total share-based compensation costs recognized for 2020, 2019 and 2018 were $26 million, $29 million, and $30 million, respectively. The unamortized compensation expense at December 31, 2020 related to our stock options, restricted share units and performance share units was $7 million, $21 million and $6 million, respectively, and is expected to be recognized over a weighted average period of 1.9, 1.8 and 1.8 years, respectively.
The amount of cash received from the exercise of stock options was $20 million for 2020 with a tax benefit of $13 million realized associated with stock option exercises and vesting of restricted stock units. We classify as an operating activity the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock unit vestings.

Stock Option Grants
Options are awarded with a contractual term of 10 years and generally vest over a 3-year period and are exercisable within the contractual term, except in certain instances of death, retirement or disability. The exercise price per share is the fair market value of the underlying common stock on the date each option is granted. At December 31, 2020, there were options to purchase an aggregate of 2.0 million shares of common stock. The following is a summary of the changes in outstanding stock options for 2020:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2020	2,040	$48.56	6.3
Granted	571	74.60
Exercised	(521)	39.42
Forfeited and expired	(129)	77.52
Outstanding at December 31, 2020	1,961	$56.66	6.4	$89
Options exercisable at December 31, 2020	1,227	$46.29	4.9	$68
Vested and non-vested expected to vest as of December 31, 2020	1,896	$56.08	6.3	$87
The amount of non-vested options outstanding was 0.7 million, 0.6 million and 0.7 million at a weighted average grant date share price of $74.00, $69.30 and $58.00 as of December 31, 2020, 2019 and 2018, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2020, 2019 and 2018 was $20 million, $15 million and $9 million, respectively.
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions used for 2020, 2019, and 2018:

	2020	2019	2018
Dividend yield	1.42%	1.30%	1.12%
Volatility	24.16%	24.10%	23.41%
Risk-free interest rate	0.83%	2.55%	2.76%
Expected term (in years)	5.8	5.4	5.1
Weighted-average fair value per option	$14.84	$17.04	$17.80
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
Restricted Stock Unit Grants
Restricted stock units granted to employees vest over a three-year period. Prior to the time a restricted share becomes fully vested, the awardees cannot transfer, pledge, hypothecate or encumber such shares. Prior to the time a restricted share is fully vested, the awardees do not have certain rights of a stockholder, such as the right to vote and receive dividends; however, dividends accrue during the vesting period and are paid upon vesting. If an employee leaves prior to vesting, whether through resignation or termination for cause, the restricted stock unit and related accrued dividends are forfeited. If an employee retires, a pro-rata portion of the restricted stock unit may vest in accordance with the terms of the grant agreements. Restricted stock units granted to Board members become fully vested upon the day prior to the next annual meeting. The fair value of the restricted stock unit awards is determined using the closing price of our common stock on date of grant.

The following is a summary of the changes in outstanding restricted stock units for 2020:

	Share Units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2020	512	$68.95
Granted	340	75.58
Vested	(252)	63.91
Forfeited	(63)	76.23
Outstanding at December 31, 2020	537	$74.62
Performance Share Units
Performance share units granted under the long-term incentive plan vest based upon performance by the Company over a 3-year period against targets approved by the Leadership Development & Compensation Committee of the Company's Board of Directors prior to the grant date. For the performance periods, the performance share units were granted at a target of 100% with actual payout contingent upon the achievement of a pre-set, 3-year adjusted ROIC and cumulative adjusted net income performance target for ROIC performance share units and a relative TSR performance for TSR performance share units. The calculated compensation cost for ROIC performance share units is adjusted based on an estimate of awards ultimately expected to vest and our assessment of the probable outcome of the performance condition.
ROIC Performance Share Unit Grants
The fair value of the ROIC performance share unit awards is determined using the closing price of our common stock on date of grant.
The following is a summary of the changes in outstanding ROIC performance share units for 2020:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2020	225	$64.51
Granted	82	78.90
Adjustment for Performance Condition Achieved (a)	—	—
Vested	(89)	49.15
Forfeited	(36)	76.67
Outstanding at December 31, 2020	182	$76.12
(a) Represents an increase in the number of original ROIC performance share units awarded based on the final performance criteria achievement at the end of the performance period of such awards.
TSR Performance Share Unit Grants
The following is a summary of the changes in outstanding TSR performance share units for 2020:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2020	225	$75.80
Granted	82	102.05
Adjustment for Performance Condition Achieved (a)	35	47.81
Vested	(124)	47.81
Forfeited	(36)	92.03
Outstanding at December 31, 2020	182	$96.98
(a) Represents an increase in the number of original TSR performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.

The fair value of TSR performance share units were calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The following are weighted-average key assumptions for 2020 grants.

Volatility	22.6%
Risk-free interest rate	1.08%

Note 18. Capital Stock

The Company has the authority to issue an aggregate of 750 million shares of common stock having a par value of $0.01 per share. The stockholders of Xylem common stock are entitled to receive dividends as declared by the Xylem Board of Directors. Dividends declared were $1.04, $0.96 and $0.84 during 2020, 2019 and 2018, respectively.

The changes in shares of common stock outstanding for the three years ended December 31 are as follows:

(share units in thousands)	2020	2019	2018
Beginning Balance, January 1	180,140	179,724	179,862
Stock incentive plan net activity	986	952	672
Repurchase of common stock	(772)	(536)	(810)
Ending Balance, December 31	180,354	180,140	179,724

For the years ended December 31, 2020 and December 31, 2019 the Company repurchased 0.8 million shares of common stock for $61 million and repurchased 0.5 million shares of common stock for $40 million, respectively. Repurchases include both share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee income tax withholding obligations due as a result of the vesting of restricted stock units. The detail of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. For the year ended December 31, 2020 we repurchased 0.7 million shares for $50 million. For the year ended December 31, 2019 we repurchased 0.3 million shares for $25 million. There are up to $288 million in shares that may still be purchased under this plan as of December 31, 2020.
Aside from the aforementioned repurchase programs, we repurchased 0.1 million and 0.2 million shares for $11 million and $15 million during 2020 and 2019, respectively, in relation to settlement of employee income tax withholding obligations due as a result of the vesting of restricted stock units. These repurchases are included in the stock incentive plan net activity in the above table.

Note 19. Accumulated Other Comprehensive Loss

The following table provides the components of accumulated other comprehensive loss for 2020, 2019 and 2018:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2018	$(15)	$(198)	$3	$(210)
Cumulative effect of change in accounting principle	(11)	(6)		(17)
Foreign currency translation adjustment	(83)			(83)
Income tax impact on foreign currency translation adjustment	(12)			(12)
Changes in post-retirement benefit plans		(36)		(36)
Foreign currency translation adjustment for post-retirement benefit plans		15		15
Income tax expense on changes in post-retirement benefit plans		5		5
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net		9		9
Income tax impact on amortization of post-retirement benefit plan items		(3)		(3)
Unrealized loss on derivative hedge agreements			(8)	(8)
Reclassification of unrealized (gain) loss on foreign exchange agreements into cost of revenue			4	4
Balance at December 31, 2018	$(121)	$(214)	$(1)	$(336)
Foreign currency translation adjustment	27			27
Income tax impact on foreign currency translation adjustment	(9)	—		(9)
Changes in post-retirement benefit plans		(83)		(83)
Settlement charge released into other non-operating income (expense), net		9		9
Foreign currency translation adjustment for post-retirement benefit plans		(3)		(3)
Income tax expense on changes in post-retirement benefit plans, including settlement		16		16
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net		8		8
Income tax impact on amortization of post-retirement benefit plan items		(2)		(2)
Unrealized loss on derivative hedge agreements			(14)	(14)
Reclassification of unrealized loss on foreign exchange agreements into revenue			7	7
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue			5	5
Balance at December 31, 2019	$(103)	$(269)	$(3)	$(375)
Foreign currency translation adjustment	(22)			(22)
Income tax impact on foreign currency translation adjustment	39			39
Changes in post-retirement benefit plans		(73)		(73)

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Foreign currency translation adjustment for post-retirement benefit plans		(19)		(19)
Income tax expense on changes in post-retirement benefit plans		18		18
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net		16		16
Income tax impact on amortization of post-retirement benefit plan items		(3)		(3)
Unrealized gain on derivative hedge agreements			9	9
Reclassification of unrealized gain on foreign exchange agreements into revenue			(4)	(4)
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue			1	1
Balance at December 31, 2020	$(86)	$(330)	$3	$(413)

Note 20. Commitments and Contingencies
Legal Proceedings
From time to time, we are involved in legal and regulatory proceedings that are incidental to the operation of our businesses (or the business operations of previously-owned entities). These proceedings may seek remedies relating to matters including environmental, tax, intellectual property, acquisitions or divestitures, product liability, property damage, personal injury, privacy, employment, labor and pension, government contract issues and commercial or contractual disputes.
From time to time, claims may be asserted against Xylem alleging injury caused by any of our products resulting from asbestos exposure. We believe there are numerous legal defenses available for such claims and would defend ourselves vigorously. Pursuant to the Distribution Agreement among ITT Corporation (now ITT LLC), Exelis (acquired by Harris Corporation, now L3Harris Technologies, Inc.) and Xylem, ITT Corporation (now ITT LLC) has an obligation to indemnify, defend and hold Xylem harmless for asbestos product liability matters, including settlements, judgments, and legal defense costs associated with all pending and future claims that may arise from past sales of ITT’s legacy products. We believe ITT Corporation (now ITT LLC) remains a substantial entity with sufficient financial resources to honor its obligations to us.
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
We have estimated and accrued $6 million and $5 million as of December 31, 2020 and 2019, respectively, for these general legal matters.
Indemnifications
As part of our 2011 spin-off from our former parent, ITT Corporation (now ITT LLC), Exelis Inc. (acquired by Harris Corporation, now L3Harris Technologies, Inc.) and Xylem will indemnify, defend and hold harmless each of the other parties with respect to such parties’ assumed or retained liabilities under the Distribution Agreement and breaches of the Distribution Agreement or related spin agreements. ITT LLC's indemnification obligations include asserted and unasserted asbestos and silica liability claims that relate to the presence or alleged presence of asbestos or silica in products manufactured, repaired or sold prior to October 31, 2011, the Distribution Date, subject to limited exceptions with respect to certain employee claims, or in the structure or material of any building or facility, subject to exceptions with respect to employee claims relating to Xylem buildings or facilities. The indemnification associated with pending and future asbestos claims does not expire. Xylem has not recorded a liability for material matters for which we expect to be indemnified by the former parent or Exelis Inc. through the Distribution Agreement and we are not aware of any claims or other circumstances that would give rise to material payments from us under such indemnifications.
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of December 31, 2020 and December 31, 2019, the amount of surety bonds, bank guarantees, insurance letters of credit and stand-by letters of credit was $378 million and $340 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $3 million as of December 31, 2020 and 2019 for environmental matters.
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
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. Warranty expense was $57 million, $25 million, and $20 million for 2020, 2019 and 2018, respectively. The table below provides changes in the combined current and non-current product warranty accruals over each period.

(in millions)	2020	2019	2018
Warranty accrual – January 1	$41	$60	$82
Net charges for product warranties in the period	57	25	20
Settlement of warranty claims	(34)	(42)	(42)
Foreign currency and other	1	(2)	—
Warranty accrual – December 31	$65	$41	$60

Note 21. Related Party Transactions
Sales to and purchases from unconsolidated entities for 2020, 2019 and 2018 are as follows:

(in millions)	2020	2019	2018
Sales to unconsolidated affiliates	$10	$10	$10
Purchases from unconsolidated affiliates	16	22	22

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1, "Summary of Significant Accounting Policies"). The following tables contain financial information for each reportable segment:

	Year Ended December 31,
(in millions)	2020	2019	2018
Revenue:
Water Infrastructure	$2,079	$2,177	$2,176
Applied Water	1,434	1,541	1,534
Measurement & Control Solutions	1,363	1,531	1,497
Total	$4,876	$5,249	$5,207
Operating income:
Water Infrastructure	$318	$365	$359
Applied Water	205	241	236
Measurement & Control Solutions	(106)	(67)	118
Corporate and other	(50)	(53)	(59)
Total operating income	367	486	654
Interest expense	77	67	82
Other non-operating (expense) income, net	(5)	(4)	13
Gain on sale of businesses	—	1	—
Income before taxes	$285	$416	$585
Depreciation and amortization:
Water Infrastructure	$57	$61	$66
Applied Water	24	24	22
Measurement & Control Solutions	142	144	144
Regional selling locations (a)	20	18	20
Corporate and other	8	10	9
Total	$251	$257	$261
Capital expenditures:
Water Infrastructure	$48	$79	$84
Applied Water	18	19	28
Measurement & Control Solutions	90	100	101
Regional selling locations (b)	22	19	16
Corporate and other	5	9	8
Total	$183	$226	$237
(a)    Depreciation and amortization expense incurred by the Regional selling locations was included in an overall allocation of Regional selling location costs to the segments; however, a certain portion of that expense was not specifically identified to a segment. That expense is captured in this Regional selling location line.
(b)    Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.

The following table illustrates revenue by product category, net of intercompany revenue:

	Year Ended December 31,
(in millions)	2020	2019	2018
Pumps, accessories, parts and service	$3,120	$3,324	$3,322
Other (a)	1,756	1,925	1,885
Total	$4,876	$5,249	$5,207
(a)Other includes treatment equipment, analytical instrumentation, heat exchangers, valves, controls and smart meters.
The following table contains the total assets for each reportable segment as of December 31, 2020, 2019 and 2018:

	Total Assets
(in millions)	2020	2019	2018
Water Infrastructure	$1,255	$1,268	$1,233
Applied Water	1,005	1,016	1,051
Measurement & Control Solutions	3,345	3,497	3,576
Regional selling locations (a)	1,413	1,375	1,181
Corporate and other (b)	1,732	554	181
Total	$8,750	$7,710	$7,222
(a)The Regional selling locations have assets that consist primarily of cash, accounts receivable and inventory which are not allocated to the segments.
(b)Corporate and other consists of items pertaining to our corporate headquarters function, which principally consist of cash and pension assets.
Geographical Information
Revenue is attributed to countries based upon the location of the customer. Property, Plant & Equipment is attributed to countries based upon the location of the assets:

	Revenue
	Year Ended December 31,
(in millions)	2020	2019	2018
United States	$2,297	$2,554	$2,424
Europe	1,407	1,380	1,449
Asia Pacific	618	659	660
Other	554	656	674
Total	$4,876	$5,249	$5,207

	Property, Plant & Equipment
	December 31,
(in millions)	2020	2019	2018
United States	$253	$274	$281
Europe	277	249	250
Asia Pacific	64	67	66
Other	63	68	59
Total	$657	$658	$656

Note 23. Valuation and Qualifying Accounts
The table below provides changes in the allowance for credit losses over each period:

(in millions)	2020	2019	2018
Balance at beginning of year	$25	$25	$25
Additions charged to expense	25	3	5
Deductions/other	(12)	(3)	(5)
Balance at end of year	$38	$25	$25

Note 24. Quarterly Financial Data (Unaudited)

Our quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the fourth quarter which ends on December 31.

	2020 Quarter Ended
(in millions, except per share amounts)	Dec. 31	Sept. 30 (a)	June 30	Mar. 31
Revenue	$1,373	$1,220	$1,160	$1,123
Gross profit	526	461	434	409
Operating income	179	73	54	61
Net income	$148	$37	$31	$38
Earnings per share:
Basic	$0.82	$0.20	$0.17	$0.21
Diluted	$0.82	$0.20	$0.17	$0.21

	2019 Quarter Ended
(in millions, except per share amounts)	Dec. 31	Sept. 30 (b)	June 30	Mar. 31
Revenue	$1,371	$1,296	$1,345	$1,237
Gross profit	537	509	526	474
Operating income	195	11	171	109
Net income	$118	$65	$139	$79
Earnings per share:
Basic	$0.66	$0.36	$0.77	$0.44
Diluted	$0.65	$0.36	$0.77	$0.43
(a)The amounts shown for the quarter ended September 30, 2020 include a goodwill impairment charge of $58 million related to the AIA goodwill reporting unit. Refer to Note 12 to the consolidated financial statements for further information regarding goodwill.
(b)The amounts shown for the quarter ended September 30, 2019 include a goodwill impairment charge of $148 million related to the AIA goodwill reporting unit. Refer to Note 12 to the consolidated financial statements for further information regarding goodwill.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the Company, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2020 pursuant to Rule 13a-15(b) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the year ended December 31, 2020 were effective, in all material respects, and designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

The Company's management, including the CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (2013). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment, the Company's management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears following Item 9B of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Xylem Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Xylem Inc. and subsidiaries (the "Company") as of
December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying
Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 26, 2021

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”) under the captions “Proposal 1 - Election of Directors,” "Board Composition and Refreshment," "Board Committees - Audit & Finance Committee," and "Audit & Finance Committee Report."
The information called for by Item 10 with respect to executive officers is set forth in Part I of this Report under the caption “Information about our Executive Officers” and is incorporated by reference in this section.
We have adopted Corporate Governance Principles and charters for each of our Board committees. The Corporate Governance Principles address director qualification standards, responsibilities, access to management and independent advisors, compensation, orientation and continuing education, succession planning and board and committee assessment. The Corporate Governance Principles and Board committee charters are available on the Company’s website at www.xylem.com/en-us/investors/governance/. A copy of the Corporate Governance Principles and Board committee charters are also available to any shareholder who requests a copy from the Company’s Corporate Secretary at our Principal Executive Offices.
We have also adopted a written Code of Conduct which is applicable to all of our directors, officers and employees, including the Company’s Chief Executive Officer and Chief Financial Officer and other executive officers identified pursuant to this Item 10. In accordance with the SEC’s rules and regulations, a copy of the Code of Conduct has been posted to our website and it is also available to any shareholder who requests a copy from the Company's Corporate Secretary at our Principal Executive Offices. We intend to disclose any amendments to our Code of Conduct and any waivers of the Code of Conduct on our website at www.xylem.com within four business days following the date of the amendment or waiver.

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information in our 2021 Proxy Statement set forth under captions “Compensation Discussion and Analysis," "Director Compensation," "Board Committees - Leadership Development and Compensation Committee" and “Leadership Development and Compensation Committee Report.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the information in our 2021 Proxy Statement set forth under the captions “Stock Ownership - Certain Beneficial Owners," "Stock Ownership - Directors and Named Executive Officers" and "Equity Compensation Plan Information."

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the information in our 2021 Proxy Statement set forth under the captions "Corporate Governance - Director Independence" and “Corporate Governance Policies and Practices - Related Party Transactions.”

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the information in our 2021 Proxy Statement set forth under the captions “Proposal 2 - Fees of Audit and Other Services” and "Proposal 2 - Pre-Approval of Audit and Non-Audit Services."

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.
	(2)	Financial Statement Schedules — All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	(3)	Exhibits — See exhibits listed under Part (b) below.
EXHIBIT INDEX

Exhibit Number	Description	Location

2.1	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

3.1	Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2	Fourth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

4.1	Indenture, dated as of September 20, 2011, between Xylem Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 of ITT Corporation’s Form 8-K Current Report filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

4.2	Senior Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.3	First Supplemental Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.2 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229)

4.4	Second Supplemental Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.3 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.5	Third Supplemental Indenture, dated October 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.6	Form of Xylem Inc. 4.875% Senior Notes due 2021.	Incorporated by reference to Exhibit 4.6 of Xylem Inc.'s Form S-4 Registration Statement filed on May 24, 2012 (CIK No. 1524472, File No. 333-181643).

4.7	Form of Xylem Inc. 2.250% Senior Notes due 2023.	Incorporated by reference to Exhibit 4.3 of Xylem Inc.’s Current Report on Form 8-K dated March 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.8	Form of Xylem Inc. 3.250% Senior Notes due 2026.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.9	Form of Xylem Inc. 4.375% Senior Notes due 2046.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.10	Description of securities registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.10 of Xylem Inc.’s Form 10-K Annual Report filed on February 28, 2020 (CIK No. 1524472, File No. 1-35229).

Exhibit Number		Description	Location

4.11		Fourth Supplemental Indenture, dated June 26, 2020, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Current Report on Form 8-K filed on June 26, 2020 (CIK No. 1524472, File No. 1-35229

4.12		Form of 1.950% Senior Notes due 2028.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Current Report on Form 8-K filed on June 26, 2020 (CIK 1524472, File No. 1-35229)

4.13		Form of 2.250% Senior Notes due 2031.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Current Report on Form 8-K filed on June 26, 2020 (CIK 1524472, File No. 1-35229)

10.1	#	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (2015).	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-K Annual Report filed on February 26, 2015 (CIK No. 1524472, File No. 1-35229).

10.3		Tax Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.3 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

10.6	#	Xylem 2011 Omnibus Incentive Plan (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.6 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

10.7	#	Form of Xylem Non-Qualified Stock Option Award Agreement (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.7 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

10.10	#	Xylem Retirement Savings Plan.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q filed on July 30, 2013 (CIK No. 1524472, File No. 1-35229).

10.11	#	Xylem Supplemental Retirement Savings Plan.	Incorporated by reference to Exhibit 10.11 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

10.12	#	Xylem Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.12 of Xylem Inc.'s Form 10-K Annual Report filed on February 23, 2017 (CIK No. 1524472, File No. 1-35229).

10.13	#	Xylem Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit 10.13 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

10.14	#	Form of Non-Employee Director Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q Quarterly Report filed on July 30, 2015 (CIK No. 1524472, File No. 1-35229).

10.15	#	Xylem Special Senior Executive Severance Pay Plan (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.15 of Xylem Inc.'s Form 10-K filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

10.16	#	Xylem Senior Executive Severance Pay Plan (Amended as of May 10, 2017).	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q filed on August 1, 2017 (CIK No. 1524472, File No. 1-35229).

10.18	#	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement — Futures Grant.	Incorporated by reference to Exhibit 10.18 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

10.19	#	Xylem Annual Incentive Plan for the Senior Leadership Team (formally "Annual Incentive Plan for Executive Officers") restated, with administrative changes only, on August 11, 2020	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q filed on October 29, 2020 (CIK No. 1524472, File No. 1-35229).

Exhibit Number		Description	Location
10.20	#	Form of Director’s Indemnification Agreement restated, with administrative changes only, on November 12, 2020.	Filed herewith.

10.21	#	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (2013).	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q Quarterly Report filed on April 30, 2013 (CIK No. 1524472, File No. 1-35229).

10.22	#	Letter Agreement between Xylem Inc. and Patrick K. Decker.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q Quarterly Report filed on April 29, 2014 (CIK No. 1524472, File No. 1-35229).

10.23	#	Letter Agreement between Xylem Inc. and Claudia S. Toussaint.	Filed herewith.

10.24	#	Letter Agreement between Xylem Inc. and Sandra E. Rowland.	Filed herewith.

10.31	#	Form of Xylem Restricted Stock Unit Agreement (Amended as of February 21, 2018).	Incorporated by reference to Exhibit 10.31 of Xylem Inc.'s Form 10-K filed on February 23, 2018 (CIK No. 1524472, File No. 1-35229).

10.32	#	Form of Xylem Performance Share Unit Agreement (Amended as of February 21, 2018).	Incorporated by reference to Exhibit 10.32 of Xylem Inc.'s Form 10-K filed on February 23, 2018 (CIK No. 1524472, File No. 1-35229).

10.34		Five-Year Revolving Credit Facility Agreement, dated as of March 5, 2019 among Xylem Inc. and the Lenders party thereto.	Incorporated by reference to Exhibit 10.34 of Xylem Inc.’s Form 8-K filed on March 5, 2019 (CIK No. 1524472, File No. 1-35229).

10.34.1		Amendment No. 1, dated June 22, 2020, to the Five-Year Revolving Credit Facility Agreement, dated as of March 5, 2019, each among Xylem Inc. and Citibank, N.A., as administrative agent	Incorporated by reference to Exhibit 10.34.1 of Xylem Inc.’s Current Report on Form 8-K filed on June 23, 2020 (CIK No. 1524472, File No. 1-35229).

21.0		Subsidiaries of the Registrant.	Filed herewith.

23.1		Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

Exhibit Number	Description	Location
101.0	The following materials from Xylem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholder's Equity
	and (vi) Notes to Consolidated Financial Statements.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
104.0	The cover page from Xylem Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.0.
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
February 26, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 26, 2021	/s/ Patrick K. Decker
Patrick K. Decker
President and Chief Executive Officer
(Principal Executive Officer)

February 26, 2021	/s/ Sandra E. Rowland
Sandra E. Rowland
Senior Vice President and Chief Financial Officer

February 26, 2021	/s/ Geri McShane
Geri McShane
Vice President, Controller and Chief Accounting Officer

February 26, 2021	/s/ Robert F. Friel
Robert F. Friel, Board Chair

February 26, 2021	/s/ Jeanne Beliveau-Dunn
Jeanne Beliveau-Dunn, Director

February 26, 2021	/s/ Jorge M. Gomez
Jorge M. Gomez, Director

February 26, 2021	/s/ Victoria D. Harker
Victoria D. Harker, Director

February 26, 2021	/s/ Sten E. Jakobsson
Sten E. Jakobsson, Director

February 26, 2021	/s/ Steven R. Loranger
Steven R. Loranger, Director

February 26, 2021	/s/ Surya N. Mohapatra
Surya N. Mohapatra, Director

February 26, 2021	/s/ Jerome A. Peribere
Jerome A. Peribere, Director

February 26, 2021	/s/ Markos I. Tambakeras
Markos I. Tambakeras, Director

February 26, 2021	/s/ Lila Tretikov
Lila Tretikov, Director

February 26, 2021	/s/ Uday Yadav
Uday Yadav, Director