Form 10-Q
period 2021-03-31
Xylem Inc.
filed 2021-05-04
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of April 30, 2021, there were 180,041,590 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

For the three months ended March 31,	2021	2020
Revenue	$1,256	$1,123
Cost of revenue	766	714
Gross profit	490	409
Selling, general and administrative expenses	301	297
Research and development expenses	50	49
Restructuring and asset impairment charges	6	2
Operating income	133	61
Interest expense	21	16
Other non-operating income (expense), net	2	(3)
Income before taxes	114	42
Income tax expense	27	4
Net income	$87	$38
Earnings per share:
Basic	$0.49	$0.21
Diluted	$0.48	$0.21
Weighted average number of shares:
Basic	180.3	180.2
Diluted	181.5	181.3
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

For the three months ended March 31,	2021	2020
Net income	$87	$38
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	10	(78)
Net change in derivative hedge agreements:
Unrealized loss	(11)	(2)
Amount of (gain) loss reclassified into net income	(3)	3
Net change in post-retirement benefit plans:
Amortization of prior service credit	(1)	(1)
Amortization of net actuarial loss into net income	6	5
Other comprehensive income (loss), before tax	1	(73)
Income tax expense related to items of other comprehensive income (loss)	14	14
Other comprehensive loss, net of tax	(13)	(87)
Comprehensive income (loss)	$74	$(49)
Less: comprehensive loss attributable to noncontrolling interests	—	(1)
Comprehensive income (loss) attributable to Xylem	$74	$(48)
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	March 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$1,688	$1,875
Receivables, less allowances for discounts, returns and credit losses of $38 and $46 in 2021 and 2020, respectively	952	923
Inventories	596	558
Prepaid and other current assets	165	167
Total current assets	3,401	3,523
Property, plant and equipment, net	627	657
Goodwill	2,831	2,854
Other intangible assets, net	1,075	1,093
Other non-current assets	611	623
Total assets	$8,545	$8,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$530	$569
Accrued and other current liabilities	714	787
Short-term borrowings and current maturities of long-term debt	600	600
Total current liabilities	1,844	1,956
Long-term debt	2,460	2,484
Accrued post-retirement benefits	502	519
Deferred income tax liabilities	257	242
Other non-current accrued liabilities	536	573
Total liabilities	5,599	5,774
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 195.2 shares and 194.9 shares in 2021 and 2020, respectively	2	2
Capital in excess of par value	2,049	2,037
Retained earnings	1,967	1,930
Treasury stock – at cost 15.2 shares and 14.5 shares in 2021 and 2020, respectively	(655)	(588)
Accumulated other comprehensive loss	(426)	(413)
Total stockholders’ equity	2,937	2,968
Non-controlling interests	9	8
Total equity	2,946	2,976
Total liabilities and stockholders’ equity	$8,545	$8,750
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the three months ended March 31,	2021	2020
Operating Activities
Net income	$87	$38
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	30	29
Amortization	32	35
Share-based compensation	9	8
Restructuring and asset impairment charges	6	2
Other, net	2	4
Payments for restructuring	(12)	(8)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(42)	23
Changes in inventories	(46)	(54)
Changes in accounts payable	(29)	(68)
Other, net	(63)	(11)
Net Cash – Operating activities	(26)	(2)
Investing Activities
Capital expenditures	(39)	(51)
Proceeds from the sale of property, plant and equipment	1	—
Other, net	7	3
Net Cash – Investing activities	(31)	(48)
Financing Activities
Short-term debt issued, net	—	193
Short-term debt repaid	—	(3)
Repurchase of common stock	(67)	(60)
Proceeds from exercise of employee stock options	3	5
Dividends paid	(51)	(48)
Net Cash – Financing activities	(115)	87
Effect of exchange rate changes on cash	(15)	(22)
Net change in cash and cash equivalents	(187)	15
Cash and cash equivalents at beginning of year	1,875	724
Cash and cash equivalents at end of period	$1,688	$739
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$41	$12
Income taxes (net of refunds received)	$28	$8
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
Xylem operates in three segments, Water Infrastructure, Applied Water and Measurement & Control Solutions. See Note 17, "Segment Information", to the condensed consolidated financial statements for further segment background information.
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
The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) considered necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Annual Report") in preparing these unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our 2020 Annual Report.
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

Note 2. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Revenue from contracts with customers	$1,211	$1,074
Lease Revenue	45	49
Total	$1,256	$1,123

The following table reflects revenue from contracts with customers by application. The table below also reflects updates to the aggregation of applications to simplify and focus presentation.

	Three Months Ended
	March 31,
(in millions)	2021	2020
Water Infrastructure
Transport	$370	$318
Treatment	94	71

Applied Water
Commercial Building Services	147	137
Residential Building Services	67	50
Industrial Water	179	151

Measurement & Control Solutions
Water	283	265
Energy	71	82

Total	$1,211	$1,074

The following table reflects revenue from contracts with customers by geographical region. The presentation of geographic regions below has been updated to better align to how management currently focuses on revenue and growth platforms by geographic region. There has been no change to the Company's reportable segments.

	Three Months Ended
	March 31,
(in millions)	2021	2020
Water Infrastructure
United States	$123	$121
Western Europe	173	142
Emerging Markets (a)	122	86
Other	46	40

Applied Water
United States	194	191
Western Europe	92	74
Emerging Markets (a)	78	50
Other	29	23

Measurement & Control Solutions
United States	213	221
Western Europe	74	63
Emerging Markets (a)	46	41
Other	21	22

Total	$1,211	$1,074

(a)Emerging Markets revenue includes results from the following regions: Eastern Europe, the Middle East and Africa, Latin America and Asia Pacific (excluding Japan, Australia and New Zealand, which are presented in "Other")

Contract Balances
We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to costs incurred to perform in advance of scheduled billings. Contract liabilities relate to payments received in advance of performance under the contracts. Changes in contract assets and liabilities are due to our performance under the contract.

The table below provides contract assets, contract liabilities, and significant changes in contract assets and liabilities:

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2020	$106	$135
Additions, net	42	54
Revenue recognized from opening balance	—	(47)
Billings transferred to accounts receivable	(38)	—
Other	(4)	(4)
Balance at March 31, 2020	$106	$138

Balance at January 1, 2021	$117	$166
Additions, net	43	67
Revenue recognized from opening balance	—	(71)
Billings transferred to accounts receivable	(50)	—
Other	(1)	—
Balance at March 31, 2021	$109	$162
(a)Excludes receivable balances which are disclosed on the balance sheet

Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of March 31, 2021, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $428 million. We expect to recognize the majority of revenue upon the completion of satisfying these performance obligations in the following 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 3. Restructuring and Asset Impairment Charges
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position ourselves. During the three months ended March 31, 2021, we recognized restructuring charges of $5 million, of which $4 million relates to actions previously announced in 2020. These charges included reduction of headcount across all segments and asset impairments within our Measurement & Control Solutions segment. During the three months ended March 31, 2020, we recognized restructuring charges of $2 million.
In response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic, in June 2020 management committed to a restructuring plan that includes actions across our businesses and functions globally. The plan is designed to support our long-term financial resilience and simplify our operations, strengthen our competitive positioning and better serve our customers.

The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended
	March 31,
(in millions)	2021	2020
By component:
Severance and other charges	$4	$2
Asset impairment	1	—
Total restructuring charges	$5	$2
Asset impairment charges	1	—
Total restructuring and asset impairment charges	$6	$2

By segment:
Water Infrastructure	$4	$2
Applied Water	1	—
Measurement & Control Solutions	1	—
The following table displays a roll-forward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within "Accrued and other current liabilities" and "Other non-current accrued liabilities", for the three months ended March 31, 2021 and 2020:

(in millions)	2021	2020
Restructuring accruals - January 1	$29	$27
Restructuring charges	5	2
Cash payments	(12)	(8)
Asset impairment	(1)	—
Foreign currency and other	—	(1)
Restructuring accruals - March 31	$21	$20

By segment:
Water Infrastructure	$2	$1
Applied Water	1	1
Measurement & Control Solutions	14	17
Regional selling locations (a)	4	1
(a)Regional selling locations consist primarily of selling and marketing organizations and related support services that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following table presents expected restructuring spend in 2021 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2021:
Total expected costs	$3	$—	$—	$—	$3
Costs incurred during Q1 2021	1	—	—	—	1
Total expected costs remaining	$2	$—	$—	$—	$2

Actions Commenced in 2020:
Total expected costs	$25	$8	$33	$2	$68
Costs incurred during 2020	19	4	30	—	53
Costs incurred during Q1 2021	2	1	1	—	4
Total expected costs remaining	$4	$3	$2	$2	$11
The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2020 consist primarily of severance charges across segments and asset impairment charges in our Measurement & Control Solutions segment. These actions are expected to continue through 2021.
The Water Infrastructure actions commenced in 2021 consist primarily of severance charges. These actions are expected to continue through the third quarter of 2021.

Note 4. Income Taxes
Our quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items within periods presented. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction and discrete items.
The income tax provision for the three months ended March 31, 2021 was $27 million resulting in an effective tax rate of 23.3%, compared to a $4 million expense resulting in an effective tax rate of 10.0% for the same period in 2020. The effective tax rate for the three month period ended March 31, 2021 was higher than the U.S. federal statutory rate primarily due to tax settlements and the Global Intangible Low Taxed Income ("GILTI") inclusion, partially offset by favorable earnings mix. Additionally, the effective tax rate for the three month period ended March 31, 2021 differs from the same period in 2020 due to the impact of the tax settlements in the current period, partially offset by the benefit from favorable equity compensation deductions in the prior year.
Unrecognized Tax Benefits
We recognize tax benefits from uncertain tax positions only if it is more likely than not that a tax position will be sustained on examination by taxing authorities or upon completion of the litigation process, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The amount of unrecognized tax benefits at March 31, 2021 was $113 million, as compared to $114 million at December 31, 2020, which if ultimately recognized will reduce our effective tax rate. We do not believe it is reasonably possible that the unrecognized tax benefits will significantly change within the next twelve months. We classify interest expense relating to unrecognized tax benefits as a component of "Other non-operating (expense) income, net" and tax penalties as a component of "Income tax expense" in our Condensed Consolidated Income Statements. As of March 31, 2021, we had $8 million of interest accrued for unrecognized tax benefits.
During 2019, Xylem’s Swedish subsidiary received a tax assessment for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. The assessment asserts an aggregate amount of approximately $80 million for tax, penalties and interest. Xylem filed an appeal with the Administrative Court of Stockholm. Management, in consultation with external legal advisors, believes it is more likely than not that Xylem will prevail on the proposed assessment and is vigorously defending our position through litigation. As of March 31, 2021, we have not recorded any unrecognized tax benefits related to this uncertain tax position.

Note 5. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended
	March 31,
	2021	2020
Net income (in millions)	$87	$38
Shares (in thousands):
Weighted average common shares outstanding	180,252	180,154
Add: Participating securities (a)	15	25
Weighted average common shares outstanding — Basic	180,267	180,179
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	794	725
Dilutive effect of restricted stock units and performance share units	413	390
Weighted average common shares outstanding — Diluted	181,474	181,294
Basic earnings per share	$0.49	$0.21
Diluted earnings per share	$0.48	$0.21
(a)Restricted stock unit awards containing rights to non-forfeitable dividends that participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.
(b)Incremental shares from stock options, restricted stock units and performance share units are computed by the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock units and performance share units, reduced by the repurchase of shares with the proceeds from the assumed exercises and unrecognized compensation expense for outstanding awards. Performance share units will be included in the treasury stock calculation of diluted earnings per share upon achievement of underlying performance or market conditions at the end of the reporting period. See Note 13, "Share-Based Compensation Plans", to the condensed consolidated financial statements for further detail on the performance share units.

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Stock options	1,249	1,367
Restricted stock units	285	314
Performance share units	352	285

Note 6. Inventories
The components of total inventories are summarized as follows:

(in millions)	March 31, 2021	December 31, 2020
Finished goods	$232	$221
Work in process	58	49
Raw materials	306	288
Total inventories	$596	$558

Note 7. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2021 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Balance as of January 1, 2021	$668	$529	$1,657	$2,854
Activity in 2021
Foreign currency and other	(6)	(3)	(14)	(23)
Balance as of March 31, 2021	$662	$526	$1,643	$2,831
As of March 31, 2021, goodwill included accumulated impairment loss of $206 million within the Measurement & Control Solutions segment.
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	March 31, 2021			December 31, 2020
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$939	$(421)	$518	$941	$(410)	$531
Proprietary technology and patents	205	(134)	71	206	(131)	75
Trademarks	143	(65)	78	143	(63)	80
Software	510	(274)	236	500	(265)	235
Other	21	(18)	3	21	(18)	3
Indefinite-lived intangibles	169	—	169	169	—	169
Other Intangibles	$1,987	$(912)	$1,075	$1,980	$(887)	$1,093
Amortization expense related to finite-lived intangible assets was $32 million and $35 million for the three month periods ended March 31, 2021 and 2020, respectively.

Note 8. Derivative Financial Instruments
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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $400 million and

$0 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, purchase Polish Zloty and sell Euro, purchase U.S. Dollar and sell Canadian Dollar, and to sell Canadian Dollar and purchase Euro. The purchased notional amounts associated with these currency derivatives are $144 million, $131 million, $54 million, $21 million, $19 million and $17 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross Currency Swaps
Beginning in 2015, we entered into cross currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019 and third quarter of 2020 we entered into additional cross-currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $1,196 million and $1,249 million as of March 31, 2021 and December 31, 2020, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $585 million and $610 million as of March 31, 2021 and December 31, 2020, respectively, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) recognized in OCI	$(11)	$(2)
Amount of (gain) loss reclassified from OCI into revenue	(2)	2
Amount of (gain) loss reclassified from OCI into cost of revenue	(1)	1

Net Investment Hedges
Cross Currency Swaps
Amount of gain recognized in OCI	$30	$45
Amount of income recognized in Interest Expense	5	4
Foreign Currency Denominated Debt
Amount of gain recognized in OCI	$26	$10

As of March 31, 2021, $11 million of net losses on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of March 31, 2021, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.

The fair values of our derivative contracts currently included in our hedging program were as follows:

(in millions)	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments
Liabilities
Cash Flow Hedges
Other current liabilities	$(11)	$—
Net Investment Hedges
Other non-current accrued liabilities	$(86)	$(117)

The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $610 million and $640 million as of March 31, 2021 and December 31, 2020, respectively.

Note 9. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

(in millions)	March 31, 2021	December 31, 2020
Compensation and other employee-benefits	$211	$258
Customer-related liabilities	180	186
Accrued taxes	93	103
Lease liabilities	64	63
Accrued warranty costs	51	54
Other accrued liabilities	115	123
Total accrued and other current liabilities	$714	$787

Note 10. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	March 31, 2021	December 31, 2020
4.875% Senior Notes due 2021 (a)	$600	$600
2.250% Senior Notes due 2023 (a)	587	612
3.250% Senior Notes due 2026 (a)	500	500
1.950% Senior Notes due 2028 (b)	500	500
2.250% Senior Notes due 2031 (b)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Debt issuance costs and unamortized discount (c)	(27)	(28)
Total debt	3,060	3,084
Less: short-term borrowings and current maturities of long-term debt	600	600
Total long-term debt	$2,460	$2,484
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2021 was $613 million and $620 million as of March 31, 2021 and December 31, 2020, respectively. The fair value of our Senior Notes due 2023 was $610 million and $640 million as of March 31, 2021 and December 31, 2020, respectively. The fair value of our Senior Notes due 2026 was $542 million and $563 million as of March 31, 2021 and December 31, 2020 respectively. The fair value of our Senior Notes due 2046 was $455 million and $496 million as of March 31, 2021 and December 31, 2020, respectively.
(b)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2028 was $500 million and $529 million as of March 31, 2021 and December 31, 2020, respectively. The fair value of our Senior Notes due 2031 was $491 million and $527 million as of March 31, 2021 and December 31, 2020, respectively.
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
Interest on the Green Bond is payable on January 30 and July 30 of each year. As of March 31, 2021, we are in compliance with all covenants for the Green Bond.
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
Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of March 31, 2021, we are in compliance with all covenants for the Senior Notes.
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
On June 22, 2020, Xylem entered into Amendment No. 1 to the 2019 Credit Facility (the "Amendment") which modified the financial covenant from a test based on the maximum leverage ratio (defined as consolidated total debt to consolidated EBITDA) to a test based on the net leverage ratio (defined as consolidated total debt less unrestricted cash and cash equivalents to consolidated EBITDA). This modification is effective through the quarter ending September 30, 2021, after which the covenant will revert back to the prior maximum leverage ratio test. The Amendment also restricts stock repurchases until March 31, 2021, except for shares of common stock in an amount not to exceed the number of shares issued after the date of the Amendment, subject to customary exceptions. As of March 31, 2021, the 2019 Credit Facility was undrawn and we are in compliance with all revolver covenants.
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $800 million inclusive of the 2019 Credit Facility. As of March 31, 2021 and December 31, 2020, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.
Euro Commercial Paper Program
On June 3, 2019 Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $587 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of March 31, 2021 and December 31, 2020, none of the Company's Euro commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.

Note 11. Post-retirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Domestic defined benefit pension plans:
Service cost	$1	$1
Interest cost	1	1
Expected return on plan assets	(2)	(2)
Amortization of net actuarial loss	1	1
Net periodic benefit cost	$1	$1
International defined benefit pension plans:
Service cost	$4	$3
Interest cost	3	4
Expected return on plan assets	(4)	(4)
Amortization of net actuarial loss	4	3
Net periodic benefit cost	$7	$6
Total net periodic benefit cost	$8	$7
The components of net periodic benefit cost other than the service cost component are included in the line item "Other non-operating expense, net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other post-retirement employee benefit plans was less than $1 million, including net credits recognized into other comprehensive income of less than $1 million, for the three months ended March 31, 2021 and 2020.
We contributed $6 million and $12 million to our defined benefit plans during the three months ended March 31, 2021 and 2020, respectively. Additional contributions ranging between approximately $13 million and $21 million are expected during the remainder of 2021.
During the first quarter of 2020, the Company purchased a bulk annuity policy with an insurance company for its largest defined benefit plan in the U.K., as a plan asset, to facilitate the termination and buy-out of the plan. The bulk annuity fully insures the benefits payable to the participants of the plan until a full buy-out of the plan can be executed, which is expected to occur in late 2021 or early 2022. Included in the Company's first quarter 2020 contributions is $5 million paid to meet the shortfall between the cost of the bulk annuity policy and the plan assets.

Note 12. Equity
The following table shows the changes in stockholders' equity for the three months ended March 31, 2021:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2021	$2	$2,037	$1,930	$(413)	$(588)	$8	$2,976
Other	—	—	—	—	—	1	1
Net income	—	—	87	—	—	—	87
Other comprehensive loss, net	—	—	—	(13)	—	—	(13)
Dividends declared ($0.28 per share)	—	—	(50)	—	—	—	(50)
Stock incentive plan activity	—	12	—	—	(7)	—	5
Repurchase of common stock	—	—	—	—	(60)	—	(60)
Balance at March 31, 2021	$2	$2,049	$1,967	$(426)	$(655)	$9	$2,946

The following table shows the changes in stockholders' equity for the three months ended March 31, 2020:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2020	$2	$1,991	$1,866	$(375)	$(527)	$10	$2,967
Cumulative effect of change in accounting principle	—	—	(2)	—	—	—	(2)
Net income	—	—	38	—	—	—	38
Other comprehensive loss, net	—	—	—	(86)	—	(1)	(87)
Dividends declared ($0.26 per share)	—	—	(48)	—	—	—	(48)
Stock incentive plan activity	—	13	—	—	(10)	—	3
Repurchase of common stock	—	—	—	—	(50)	—	(50)
Balance at March 31, 2020	$2	$2,004	$1,854	$(461)	$(587)	$9	$2,821

Note 13. Share-Based Compensation Plans
Share-based compensation expense was $9 million and $8 million during the three months ended March 31, 2021 and 2020, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $10 million, $33 million and $17 million, respectively, at March 31, 2021 and is expected to be recognized over a weighted average period of 2.3, 2.4 and 2.9 years, respectively. The amount of cash received from the exercise of stock options was $3 million and $5 million for the three months ended March 31, 2021 and 2020, respectively.

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2021:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	1,961	$56.66	6.4
Granted	257	102.23
Exercised	(51)	57.01
Forfeited and expired	(1)	24.60
Outstanding at March 31, 2021	2,166	$62.04	6.6	$92
Options exercisable at March 31, 2021	1,440	$51.46	5.3	$77
Vested and expected to vest as of March 31, 2021	2,073	$60.95	6.5	$91
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the three months ended March 31, 2021 was $2.3 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2021 grants:

Volatility	26.30%
Risk-free interest rate	0.86%
Dividend yield	1.10%
Expected term (in years)	5.7
Weighted-average fair value / share	$23.20
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
Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the three months ended March 31, 2021. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2021	537	$74.62
Granted	191	102.23
Vested	(197)	76.56
Forfeited	(2)	80.74
Outstanding at March 31, 2021	529	$83.77

ROIC Performance Share Unit Grants
The following is a summary of Return on Invested Capital ("ROIC") performance share unit grants for the three months ended March 31, 2021. The fair value of the ROIC performance share units is equal to the closing share price on the date of the grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2021	182	$76.12
Granted	60	102.23
Forfeited	(58)	75.10
Outstanding at March 31, 2021	184	$84.55

TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the three months ended March 31, 2021:

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2021	182	$96.98
Granted	60	117.56
Adjustment for Market Condition Achieved (a)	35	98.79
Vested	(93)	98.79
Outstanding at March 31, 2021	184	$102.82
(a) Represents an increase in the number of original TSR performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.
The fair value of TSR performance share units was calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The following are weighted-average assumptions for 2021 grants:

Volatility	33.5%
Risk-free interest rate	0.24%

ESG Performance Share Unit Grants
During the first quarter of 2021, we issued a special grant of less than 0.1 million ESG performance share units. The shares will vest after 5 years based on our performance against certain of the Company's 2025 sustainability goals.

Note 14. Capital Stock
For the three months ended March 31, 2021 and March 31, 2020, the Company repurchased approximately 0.7 million shares of common stock for $67 million and approximately 0.8 million shares of common stock for $60 million, respectively. Repurchases include both share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:

On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were approximately 0.6 million shares repurchased for $60 million under the program for the three months ended March 31, 2021. For the three months ended March 31, 2020, we repurchased approximately 0.7 million shares for $50 million. There are up to $228 million in shares that may still be purchased under this plan as of March 31, 2021.
Aside from the aforementioned repurchase program, we repurchased approximately 0.1 million shares and approximately 0.1 million shares for $7 million and $10 million for the three months ended March 31, 2021 and 2020, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units.

Note 15. Accumulated Other Comprehensive Loss
The following table provides the components of accumulated other comprehensive loss for the three months ended March 31, 2021:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2021	$(86)	$(330)	$3	$(413)
Foreign currency translation adjustment	10	—	—	10
Tax on foreign currency translation adjustment	(14)	—	—	(14)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net	—	5	—	5
Income tax impact on amortization of postretirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(11)	(11)
Income tax benefit on unrealized loss on derivative hedge agreements	—	—	1	1
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(2)	(2)
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(1)	(1)
Balance at March 31, 2021	$(90)	$(326)	$(10)	$(426)

The following table provides the components of accumulated other comprehensive loss for the three months ended March 31, 2020:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2020	$(103)	$(269)	$(3)	$(375)
Foreign currency translation adjustment	(77)	—	—	(77)
Tax on foreign currency translation adjustment	(13)	—	—	(13)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net	—	4	—	4
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(2)	(2)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	2	2
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at March 31, 2020	$(193)	$(266)	$(2)	$(461)

Note 16. Commitments and Contingencies
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
See Note 4, "Income Taxes", of our condensed consolidated financial statements for a description of a pending tax litigation matter.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $5 million and $6 million as of March 31, 2021 and December 31, 2020, respectively, for these general legal matters.
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
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of March 31, 2021 and December 31, 2020, the amount of surety bonds, bank guarantees, insurance letters of credit and stand-by letters of credit was $392 million and $378 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $3 million as of March 31, 2021 and December 31, 2020 for environmental matters.
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
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. The table below provides changes in the combined current and non-current product warranty accruals over each period:

(in millions)	2021	2020
Warranty accrual – January 1	$65	$41
Net charges for product warranties in the period	8	22
Settlement of warranty claims	(9)	(7)
Foreign currency and other	(2)	(1)
Warranty accrual - March 31	$62	$55

Note 17. Segment Information
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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2020 Annual Report). The following table contains financial information for each reportable segment:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Revenue:
Water Infrastructure	$509	$438
Applied Water	393	338
Measurement & Control Solutions	354	347
Total	$1,256	$1,123
Operating Income:
Water Infrastructure	$71	$39
Applied Water	66	47
Measurement & Control Solutions	9	(12)
Corporate and other	(13)	(13)
Total operating income	$133	$61
Interest expense	$21	$16
Other non-operating income (expense), net	2	(3)
Income before taxes	$114	$42
Depreciation and Amortization:
Water Infrastructure	$13	$15
Applied Water	6	6
Measurement & Control Solutions	36	36
Regional selling locations (a)	5	4
Corporate and other	2	3
Total	$62	$64
Capital Expenditures:
Water Infrastructure	$11	$10
Applied Water	4	9
Measurement & Control Solutions	21	27
Regional selling locations (b)	3	4
Corporate and other	—	1
Total	$39	$51
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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Additionally, many of these risks and uncertainties are, and may continue to be, amplified by the coronavirus (“COVID-19”) pandemic. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include, among others, the following: overall industry and economic conditions, including industrial, governmental and private sector spending and the strength of the residential and commercial real estate markets; geopolitical, regulatory, economic and other risks associated with international operations; continued uncertainty around the COVID-19 pandemic’s magnitude, duration and impacts on our business, operations, growth, and financial condition, as well as uncertainty around approved vaccines and the pace of recovery when the pandemic subsides; actual or potential other epidemics, pandemics or global health crises; manufacturing and operating cost increases due to inflation, prevailing price changes, tariffs and other factors; fluctuations in foreign currency exchange rates; disruption, competition and pricing pressures in the markets we serve; cybersecurity incidents or other disruptions of information technology systems on which we rely, or involving our products; disruptions in operations at our facilities or that of third parties upon which we rely; availability of products, parts, electronic components and raw materials from our supply chain; availability, regulation and interference with radio spectrum used by some of our products; our ability to retain and attract senior management and other key talent; uncertainty related to restructuring and realignment actions and related charges and savings; our ability to continue strategic investments for growth; our ability to successfully identify, execute and integrate acquisitions; risks relating to products, including defects, security, warranty and liability claims, and recalls; difficulty predicting our financial results, including uncertainties due to the nature of our short- and long-cycle businesses; volatility in our results due to weather conditions; our ability to borrow or refinance our existing indebtedness and the availability of liquidity sufficient to meet our needs; risk of future impairments to goodwill and other intangible assets; failure to comply with, or change in, laws or regulations, including those pertaining to anti-corruption, data privacy and security, export and import, competition, and the environment and climate change; changes in our effective tax rates or tax expenses; legal, governmental or regulatory claims, investigations or proceedings and associated contingent liabilities; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Annual Report") and in subsequent filings we make with the Securities and Exchange Commission (“SEC”).
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
COVID-19 Pandemic Update
Depending on the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences, we anticipate that it will become more difficult to distinguish specific aspects of our operational and financial performance that are most directly related to the pandemic from those more broadly influenced by ongoing macroeconomic, market and industry dynamics that may be, to varying degrees, related to the pandemic and its consequences.
The COVID-19 pandemic as well as broader market dynamics have adversely affected, and are expected to continue to adversely affect, our supply chains. We have experienced shortages in the supply of components, parts and raw materials, as well as unpredictable interruptions with our external suppliers in 2021 that have led to increased logistics costs. We continue to enhance our supplier pulsing and redundancy to help mitigate these challenges. Additionally, we have in the past and may continue to take measures with respect to buffer stock or use of alternative suppliers to mitigate the impacts of freight and logistics delays and bolster our access to raw materials and components. If these shortages and interruptions are sustained, or if additional interruptions occur, they could have a negative impact on our results of operations. Our current overall operating capacity approximates normal levels globally.

Xylem Watermark, our corporate social responsibility program, continues to support our communities in addressing the challenges posed by this global pandemic through its partnership with Americares and UNICEF, as well as the Partner Community Grants program and matching donations program for employees and partners, and other philanthropic commitments.
Xylem continues to focus on the health and safety of our employees, working with our customers to help them minimize potential disruptions and positively impact our communities. Our support pay program for employees impacted by COVID-19 remains in place and is evaluated for continuation, as necessary.
Many of our offices globally remain in a substantially remote work from home status and our COVID-19 Response Team applies a set of Xylem "Return to Workplace" health and safety guidelines for remote workers to return to our facilities.
We continue to assess the evolving nature of the pandemic and its possible implications to our business, employees, supply chain, customers and communities, and to take actions in an effort to mitigate adverse consequences.
Risk related to the impact of COVID-19 as well as our supply chain are described in further detail under "Item 1A. Risk Factors" in the Company's 2020 Annual Report.
Executive Summary
Xylem reported revenue for the first quarter of 2021 of $1,256 million, an increase of 11.8% compared to $1,123 million reported in the first quarter of 2020. On a constant currency basis, revenue increased by $89 million, or 7.9%, driven by organic revenue growth in all end markets.
We generated operating income of $133 million (margin of 10.6%) during the first quarter of 2021, as compared to $61 million (margin of 5.4%) in 2020. Operating income in the first quarter of 2021 included an unfavorable impact from special charges incurred during the quarter of $2 million, partially offset by a decrease in restructuring and realignment costs of $1 million as compared to the first quarter of 2020. Excluding the impact of these items, adjusted operating income was $143 million (adjusted margin of 11.4%) during the first quarter of 2021 as compared to $70 million (adjusted margin of 6.2%) in 2020. The increase in adjusted operating margin was primarily due to cost reductions from our productivity, restructuring and other cost saving initiatives, favorable volume, impacted by COVID-19 recovery, and decreased quality management costs. These impacts were partially offset by cost inflation, increased spending on strategic investments, unfavorable mix and other lesser impacts.
Additional financial highlights for the quarter ended March 31, 2021 include the following:
•Orders of $1,538 million, up 22.0% from $1,261 million in the prior year, and up 18.6% on an organic basis across all segments.
•Earnings per share of $0.48, up 128.6% when compared to the prior year ($0.56, up 143.5% on an adjusted basis).
•EBITDA margin of 17.1%, up 480 basis points compared to 12.3% in the prior year (Net Income as a percent of revenue of 6.9%, up 350 basis points compared to 3.4% in the prior year)
•Net cash flow used by operating activities of $26 million for the three months ended March 31, 2021, an increase of $24 million from cash used in the prior year. Negative free cash flow of $65 million, down $12 million from the prior year.

Key Performance Indicators and Non-GAAP Measures
Management reviews key performance indicators including revenue, gross margins, segment operating income and operating income margins, orders growth, working capital and backlog, among others. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and to provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions, share repurchases and debt repayment. Excluding revenue, Xylem provides guidance only on a non-GAAP basis due to the inherent difficulty in forecasting certain amounts that would be included in GAAP earnings, such as discrete tax items, without unreasonable effort. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following items to represent the non-GAAP measures we consider to be key performance indicators, as well as the related reconciling items to the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP measures may not be comparable to similarly-titled measures reported by other companies.
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

	Three Months Ended
	March 31,
(In millions, except for per share data)	2021		2020
Net income & Earnings per share	$87	$0.48	$38	$0.21
Restructuring and realignment, net of tax of $2 and $2	6	0.03	7	0.04
Special charges, net of tax of $0 and $0	3	0.02	1	—
Tax-related special items	6	0.03	(4)	(0.02)
Adjusted net income & Adjusted earnings per share	$102	$0.56	$42	$0.23

•"adjusted operating expenses" defined as operating expenses adjusted to exclude restructuring and realignment costs and special charges.
•"adjusted operating income" defined as operating income, adjusted to exclude restructuring and realignment costs and special charges, and "adjusted operating margin" defined as adjusted operating income divided by total revenue.
•“EBITDA” defined as earnings before interest, taxes, depreciation and amortization expense "EBITDA margin" defined as EBITDA divided by total revenue, "adjusted EBITDA" reflects the adjustment to EBITDA to exclude share-based compensation charges, restructuring and realignment costs, special charges and gain or loss from sale of businesses, and "adjusted EBITDA margin" defined as adjusted EBITDA divided by total revenue.

	Three Months Ended
	March 31,
(in millions)	2021	2020
Net Income	$87	$38
Income tax expense	27	4
Interest expense, net	19	14
Depreciation	30	29
Amortization	32	35
EBITDA	$195	$120
EBITDA Margin	15.5%	10.7%
Share-based compensation	$9	$8
Restructuring and realignment	8	9
Special charges	3	1
Adjusted EBITDA	$215	$138
Adjusted EBITDA Margin	17.1%	12.3%

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

	Three Months Ended
	March 31,
(In millions)	2021	2020
Net cash used by operating activities	$(26)	$(2)
Capital expenditures	(39)	(51)
Free cash flow	$(65)	$(53)
Net cash used by investing activities	$(31)	$(48)
Net cash (used) provided by financing activities	$(115)	$87

2021 Outlook
We anticipate total revenue growth in the range of 8% to 10% in 2021, with organic revenue growth anticipated to be in the range of 5% to 7%. The following is a summary of our organic revenue outlook by end markets:
•Utilities revenue increased by approximately 3% organically in the first quarter driven by strength in Asia Pacific, western Europe and the Middle East, partially offset by weakness in North America. For 2021, we expect organic revenue growth in the mid to high-single-digit range with continued resilience on the wastewater side, as utilities remain focused on mission-critical applications and anticipate modest growth on a global basis through the year. Additionally, we expect that large clean water utility project deployments will be ramping up beginning in the second quarter and increasing throughout the end of the year. We expect to gain momentum behind key multi-year wins setting up healthy longer term growth and will be monitoring the global shortage of electronic components as the year progresses.
•Industrial revenue increased by approximately 14% organically in the first quarter driven by strength across all major geographic regions. For 2021, we expect organic revenue growth in the mid-single-digit range as activity across all segments rebound globally and our dewatering business in North America begins to recover as demand increases and site access restrictions continue to ease. We anticipate strong growth in the emerging markets and Europe during the first half of the year with North America lagging and tougher compares in the second half of the year.
•In the commercial markets, organic revenue growth was approximately 5% in the first quarter driven by strength in western Europe, Asia Pacific and the Middle East, partially offset by weakness in the U.S. and Latin America. For 2021, we expect organic revenue growth in the low-single-digit range. We expect replacement business in the U.S. to be relatively stable during the year and anticipate continued healthy activity in Europe. We expect new construction activity in North America to be soft, however we are optimistic that conditions will begin to recover late in the year.
•In the residential markets, organic revenue growth was approximately 31% in the first quarter driven by strength in Asia Pacific, North America and western Europe. This market is primarily driven by replacement revenue serviced through our distribution network. For 2021, we expect organic revenue growth in the high-single-digit to low-double-digit range, driven by healthy demand activity from increased residential users in the U.S. and Europe. Additionally, we anticipate strong demand in China for secondary water supply product applications.
We will continue to strategically execute restructuring and realignment actions in an effort to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. During 2021, we expect to incur between $50 million and $60 million in restructuring and realignment costs. We expect to realize approximately $40 million of net savings in 2021, consisting of approximately $35 million of incremental net savings from restructuring and realignment actions initiated in 2020, and approximately $5 million of net savings from the restructuring, realignment and other structural cost actions initiated during this year.

Results of Operations

	Three Months Ended
	March 31,
(In millions)	2021	2020	Change
Revenue	$1,256	$1,123	11.8%
Gross profit	490	409	19.8%
Gross margin	39.0%	36.4%	260	bp
Total operating expenses	357	348	2.6%
Expense to revenue ratio	28.4%	31.0%	(260)	bp
Restructuring and realignment costs	8	9	(11.1)%
Special charges	2	—	NM
Adjusted operating expenses	347	339	2.4%
Adjusted operating expenses to revenue ratio	27.6%	30.2%	(260)	bp
Operating income	133	61	118.0%
Operating margin	10.6%	5.4%	520	bp
Interest and other non-operating expense, net	19	19	—%
Income tax expense	27	4	575.0%
Tax rate	23.3%	10.0%	1,330	bp
Net income	$87	$38	128.9%
NM - Not meaningful change
Revenue
Revenue generated during the three months ended March 31, 2021 was $1,256 million, reflecting an increase of $133 million, or 11.8%, compared to the same prior year period. On a constant currency basis, revenue grew 7.9% for the three months ended March 31, 2021. The increase on a constant currency basis was driven by an increase in organic revenue of $91 million during the quarter, reflecting strong organic growth across the emerging markets, particularly in China where we saw significant recovery from the impact of the COVID-19 pandemic in the prior year, and in western Europe. Strong organic growth in these regions was marginally offset by organic declines in the U.S. during the quarter.
The following table illustrates the impact from organic growth, recent divestitures, and foreign currency translation in relation to revenue during the three months ended March 31, 2021:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2020 Revenue	$438		$338		$347		$1,123
Organic Growth	47	10.7%	44	13.0%	—	—%	91	8.1%
Divestitures	—	—%	—	—%	(2)	(0.6)%	(2)	(0.2)%
Constant Currency	47	10.7%	44	13.0%	(2)	(0.6)%	89	7.9%
Foreign currency translation (a)	24	5.5%	11	3.3%	9	2.6%	44	3.9%
Total change in revenue	71	16.2%	55	16.3%	7	2.0%	133	11.8%
2021 Revenue	$509		$393		$354		$1,256
(a)Foreign currency translation impact for the quarter due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Chinese Yuan and the Australian Dollar.

Water Infrastructure
Water Infrastructure revenue increased $71 million, or 16.2%, for the first quarter of 2021 (10.7% increase on a constant currency basis) as compared to the prior year. Revenue benefited from $24 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $47 million. Organic growth for the quarter was driven by strength in the utility end market, particularly in Asia Pacific, where China benefited from healthy order intake coming into the year as they recovered from prior year negative COVID-19 impacts, and in western Europe. Organic growth for the quarter was also driven by strength in the industrial end market, particularly across the emerging markets, which included strong growth from China COVID-19 recovery, and in western Europe. Organic growth in the industrial end market was partially offset by declines in the U.S. due to continued soft market conditions in oil and gas and mining.
From an application perspective, organic revenue growth for the first quarter was primarily driven by our transport application. The transport application had strong revenue growth across the emerging markets, where we benefited from a favorable prior year comparison in China and strong mining activities in Africa during the quarter, as well strong growth from healthy order intake in western Europe. Organic revenue from our treatment application also contributed to the segment's growth driven by recovery from COVID-19 volume impacts and project delays in the prior year in China, as well as strength in Europe and the United States during the quarter.
Applied Water
Applied Water revenue increased $55 million, or 16.3%, for the first quarter of 2021 (13.0% increase on a constant currency basis) as compared to the prior year. Revenue benefited from $11 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $44 million. Organic growth for the quarter was driven by strength in every end market and across all major geographic regions, with particular strength in emerging markets and western Europe.
From an application perspective, organic revenue growth in the first quarter was led by strength in the industrial water application which was primarily driven by market growth in the emerging markets, particularly in Asia Pacific where the industry was more significantly impacted by the COVID-19 pandemic in the prior year, and strong order intake in North America and strong backlog execution in western Europe. The residential building services application revenue also had strong organic growth, primarily driven by strong second water supply business and a favorable prior year comparison in China, as markets conditions recover from the COVID-19 pandemic. Strength in North America, where we benefited from healthy backlog execution coming into the year, and market growth in western Europe, also contributed organic revenue growth during the quarter. The commercial building services application contributed more modest organic growth during the quarter, primarily driven by strength in western Europe and China, which was partially offset by a decline in the U.S. where the construction industry is taking longer to recover from the COVID-19 pandemic.
Measurement & Control Solutions
Measurement & Control Solutions revenue increased $7 million, or 2.0%, for the first quarter of 2021 (0.6% decrease on a constant currency basis) as compared to the prior year. Revenue benefited from $9 million of foreign currency translation, with the change at constant currency driven by $2 million of reduced revenue related to divestiture impacts. Organic revenue remained essentially flat during the quarter as weakness in the utility end market, primarily driven by the U.S., was offset by strength in the industrial end market.
In order to simplify and focus the application discussion, beginning with the first quarter of 2021, we are aggregating the test application into the water application and the software as a service and other application into the water and energy applications, as applicable, as both of these sub-applications provide products and services to the broader, ultimate applications of water and energy. From an application perspective, organic revenue in the energy application declined during the quarter driven by slower project deployments in the gas business, where large project deployments in the U.S. during the prior year did not repeat and we experienced project delays driven by the COVID-19 pandemic during the quarter. This decline was offset by organic revenue growth during the quarter in the water application, primarily driven by the test business which experienced strong backlog execution in western Europe and China, coupled with COVID-19 recovery in China.

Orders / Backlog
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business. Orders received during the first quarter of 2021 were $1,538 million, an increase of $277 million, or 22.0%, over the prior year (18.1% increase on a constant currency basis). Order intake benefited from $49 million of foreign currency translation during the quarter. The order increase on a constant currency basis primarily consisted of organic order growth of $235 million, or 18.6%.
The following table illustrates the impact from organic growth, recent divestitures, and foreign currency translation in relation to orders during the three months ended March 31, 2021:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2020 Orders	$514		$372		$375		$1,261
Organic Growth	70	13.6%	92	24.7%	73	19.5%	235	18.6%
Divestitures	—	—%	—	—%	(7)	(1.9)%	(7)	(0.5)%
Constant Currency	70	13.6%	92	24.7%	66	17.6%	228	18.1%
Foreign currency translation (a)	27	5.3%	13	3.5%	9	2.4%	49	3.9%
Total change in orders	97	18.9%	105	28.2%	75	20.0%	277	22.0%
2021 Orders	$611		$477		$450		$1,538
(a)Foreign currency translation impact for the quarter due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Chinese Yuan and the Australian Dollar.

(a)
Water Infrastructure
Water Infrastructure segment orders increased $97 million, or 18.9%, to $611 million (13.6% increase on a constant currency basis) for the first quarter of 2021 as compared to the prior year. Order growth for the quarter benefited from $27 million of foreign currency translation. The order increase on a constant currency basis consisted primarily of organic order growth in the transport application. Organic growth in the transport application was driven by strength in the emerging markets, particularly strong order expansion in India during the quarter, as well as healthy market conditions in Europe and North America, which were impacted by recovery from the COVID-19 pandemic impact in the prior year. Organic orders for the treatment application also increased during the quarter, primarily driven by strength in Asia Pacific, North America and Europe, which partially offset the order decline in Latin America from lapping of a large prior year order.
Applied Water
Applied Water segment orders increased $105 million, or 28.2%, to $477 million (24.7% increase on a constant currency basis) for the first quarter of 2021 as compared to the prior year. Order growth for the quarter benefited from $13 million of foreign currency translation. The order increase on a constant currency basis was driven by organic order growth across all end markets, primarily in the U.S., where we benefited from strong demand, amplified by early ordering being done to mitigate longer lead times, and to a lesser extent, in western Europe and the emerging markets, particularly in China whose order intake was weakened by COVID-19 impacts in the prior year.
Measurement & Control Solutions
Measurement & Control Solutions segment orders increased $75 million, or 20.0%, to $450 million (17.6% increase on a constant currency basis) for the first quarter of 2021 as compared to the prior year. Order growth for the quarter benefited from $9 million of foreign currency translation. The order increase on a constant currency basis included organic order growth of $73 million, or 19.5%, which was partially offset by a $7 million reduction in orders related to divestiture impacts during the quarter. Organic order growth was led by the water application, which experienced strong order intake in the U.S. and western Europe and benefited from a favorable comparison in the emerging markets, driven by COVID-19 recovery. Order intake in the energy application also grew organically during the quarter, primarily driven by large project deployments in North America.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays occur from time to time. Total backlog was $2,403 million at March 31, 2021, an increase of $516 million or 27.3%, as compared to March 31, 2020 backlog of $1,887 million, and an increase of $279 million or 13.1%, as compared to December 31, 2020 backlog of $2,124 million driven by the significant increase in orders in the quarter. We anticipate that approximately 54% of the backlog at March 31, 2021 will be recognized as revenue in the remainder of 2021. There were no significant order cancellations during the quarter.
Gross Margin
Gross margin as a percentage of revenue increased 260 basis points to 39.0% for the three months ended March 31, 2021, as compared to 36.4% for the comparative 2020 period. The gross margin increase for the quarter was primarily driven by cost reductions from our global procurement and productivity improvement initiatives, decreased quality management costs and favorable volume, impacted by COVID-19 recovery, which were partially offset by cost inflation and other lesser impacts.
Operating Expenses
The following table presents operating expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(In millions)	2021	2020	Change
Selling, general and administrative expenses ("SG&A")	$301	$297	1.3%
SG&A as a % of revenue	24.0%	26.4%	(240)	bp
Research and development expenses ("R&D")	50	49	2.0%
R&D as a % of revenue	4.0%	4.4%	(40)	bp
Restructuring and asset impairment charges	6	2	200.0%
Operating expenses	$357	$348	2.6%
Expense to revenue ratio	28.4%	31.0%	(260)	bp

Selling, General and Administrative ("SG&A") Expenses
SG&A expenses increased by $4 million to $301 million, or 24.0% of revenue, in the first quarter of 2021, as compared to $297 million, or 26.4% of revenue, in the comparable 2020 period. The improvement in SG&A as a percent of revenue for the quarter was primarily driven by cost reductions from our productivity, restructuring and other cost saving initiatives, which were partially offset by cost inflation and additional investments in strategic growth initiatives.
Research and Development ("R&D") Expenses
R&D expense was $50 million, or 4.0% of revenue, in the first quarter of 2021, as compared to $49 million, or 4.4% of revenue, in the comparable period of 2020. The decrease in R&D as a percent of revenue for the quarter was primarily driven by the increase in revenue in the first quarter.

Restructuring and Asset Impairment Charges
During the three months ended March 31, 2021, we recognized restructuring charges of $5 million, of which $4 million relates to actions previously announced in 2020. These charges included reduction of headcount across all segments and asset impairments within our Measurement & Control Solutions segment. During the three months ended March 31, 2020, we recognized restructuring charges of $2 million.
In response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic, in June 2020 management committed to a restructuring plan that includes actions across our businesses and functions globally. The plan is designed to support our long-term financial resilience and simplify our operations, strengthen our competitive positioning and better serve our customers.
The following is a roll-forward for the three months ended March 31, 2021 and 2020 of employee position eliminations associated with restructuring activities:

	2021	2020
Planned reductions - January 1	319	196
Additional planned reductions	57	50
Actual reductions and reversals	(148)	(60)
Planned reductions - March 31	228	186

The following table presents expected restructuring spend in 2021 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2021:
Total expected costs	$3	$—	$—	$—	$3
Costs incurred during Q1 2021	1	—	—	—	1
Total expected costs remaining	$2	$—	$—	$—	$2

Actions Commenced in 2020:
Total expected costs	$25	$8	$33	$2	$68
Costs incurred during 2020	19	4	30	—	53
Costs incurred during Q1 2021	2	1	1	—	4
Total expected costs remaining	$4	$3	$2	$2	$11
The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2020 consist primarily of severance charges across segments and asset impairment charges in our Measurement & Control Solutions segment. These actions are expected to continue through 2021.
The Water Infrastructure actions commenced in 2021 consist primarily of severance charges. These actions are expected to continue through the third quarter of 2021.
We currently expect to incur between $35 million and $45 million in restructuring costs for the full year. These restructuring charges are primarily related to actions taken in response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic as well as other efforts to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. We expect to realize approximately $35 million of incremental net savings in 2021 from restructuring actions initiated in 2020. As a result of all of the actions taken and expected to be taken in 2021, we anticipate approximately $4 million of total net savings to be realized during 2021.

Operating Income
Operating income during the first quarter of 2021 was $133 million, reflecting an increase of 118.0% compared to $61 million in the first quarter of 2020. Operating margin was 10.6% for the first quarter of 2021 versus 5.4% for the comparable period in 2020, an increase of 520 basis points. Operating margin included an unfavorable impact from special charges incurred during the quarter of $2 million, partially offset by a decrease in restructuring and realignment costs of $1 million as compared to the first quarter of 2020. Excluding the impact of these items, adjusted operating income was $143 million with an adjusted operating margin of 11.4% in the first quarter of 2021 as compared to adjusted operating income of $70 million with an adjusted operating margin of 6.2% in the first quarter of 2020. The increase in adjusted operating margin was primarily due to cost reductions from our productivity, restructuring and other cost saving initiatives, favorable volume, impacted by COVID-19 recovery, and decreased quality management costs. These impacts were partially offset by cost inflation, increased spending on strategic investments, unfavorable mix and other lesser impacts.
The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended
	March 31,
(In millions)	2021	2020	Change
Water Infrastructure
Operating income	$71	$39	82.1%
Operating margin	13.9%	8.9%	500	bp
Restructuring and realignment costs	5	5	—%
Adjusted operating income	$76	$44	72.7%
Adjusted operating margin	14.9%	10.0%	490	bp
Applied Water
Operating income	$66	$47	40.4%
Operating margin	16.8%	13.9%	290	bp
Restructuring and realignment costs	1	2	(50.0)%
Special charges	1	—	NM
Adjusted operating income	$68	$49	38.8%
Adjusted operating margin	17.3%	14.5%	280	bp
Measurement & Control Solutions
Operating income (loss)	$9	$(12)	175.0%
Operating margin	2.5%	(3.5)%	600	bp
Restructuring and realignment costs	2	2	—%
Adjusted operating income (loss)	$11	$(10)	210.0%
Adjusted operating margin	3.1%	(2.9)%	600	bp
Corporate and other
Operating loss	$(13)	$(13)	—%
Special charges	1	—	NM
Adjusted operating loss	$(12)	$(13)	(7.7)%
Total Xylem
Operating income	$133	$61	118.0%
Operating margin	10.6%	5.4%	520	bp
Restructuring and realignment costs	8	9	(11.1)%
Special charges	2	—	NM
Adjusted operating income	$143	$70	104.3%
Adjusted operating margin	11.4%	6.2%	520	bp
NM - Not meaningful percentage change

Water Infrastructure
Operating income for our Water Infrastructure segment increased $32 million, or 82.1%, for the first quarter of 2021 compared to the prior year, with operating margin also increasing from 8.9% to 13.9%. Operating margin was impacted by $5 million in restructuring and realignment costs in both years. Excluding these restructuring and realignment costs, adjusted operating income increased $32 million, or 72.7%, with adjusted operating margin increasing from 10.0% to 14.9%. The increase in adjusted operating margin for the quarter was primarily due to cost reductions from our productivity, restructuring and other cost saving initiatives and favorable volume, impacted by COVID-19 recovery. These impacts were partially offset by cost inflation, increased spending on strategic investments, unfavorable mix, increased customer-related reserves, increased inventory management costs and other lesser impacts.
Applied Water
Operating income for our Applied Water segment increased $19 million, or 40.4%, for the first quarter of 2021 compared to the prior year, with operating margin also increasing from 13.9% to 16.8%. Operating margin benefited from a decrease in restructuring and realignment costs of $1 million during the quarter which was offset by $1 million of special charges incurred in 2021. Excluding these items, adjusted operating income increased $19 million, or 38.8%, with adjusted operating margin increasing from 14.5% to 17.3%. The increase in adjusted operating margin for the quarter was primarily due to cost reductions from our productivity, restructuring and other cost saving initiatives and favorable volume, impacted by COVID-19 recovery. These impacts were partially offset by cost inflation, increased logistics costs, increased spending on strategic investments, unfavorable mix and other lesser impacts.
Measurement & Control Solutions
Operating income for our Measurement & Control Solutions segment increased $21 million, or 175.0%, for the first quarter of 2021 compared to the prior year, with operating margin increasing from (3.5)% to 2.5%. Operating margin was impacted by $2 million in restructuring and realignment costs in both years. Excluding these restructuring and realignment costs, adjusted operating income increased $21 million, or 210.0%, with adjusted operating margin increasing from (2.9)% to 3.1%. The increase in adjusted operating margin for the quarter was primarily due to cost reductions from our restructuring, productivity and other cost saving initiatives, and decreased quality management costs, primarily due to a specific warranty charge recorded during the prior year that did not recur related to a firmware issue that was identified and addressed timely. These impacts were partially offset by cost inflation and other lesser impacts.
Corporate and other
Operating loss for corporate and other of $13 million during the first quarter of 2021 remained constant as compared to the prior year, negatively impacted by $1 million of special charges incurred in 2021.
Interest Expense
Interest expense was $21 million for the three months ended March 31, 2021 and $16 million for the three months ended March 31, 2020. The increase in interest expense for the period is primarily driven by the issuance of our Green Bond during the second quarter of 2020. See Note 10, "Credit Facilities and Debt", of our condensed consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for the three months ended March 31, 2021 was $27 million resulting in an effective tax rate of 23.3%, compared to a $4 million expense resulting in an effective tax rate of 10.0% for the same period in 2020. The effective tax rate for the three month period ended March 31, 2021 was higher than the U.S. federal statutory rate primarily due to tax settlements and the Global Intangible Low Taxed Income ("GILTI") inclusion, partially offset by favorable earnings mix. Additionally, the effective tax rate for the three month period ended March 31, 2021 differs from the same period in 2020 due to the impact of the tax settlements in the current period, partially offset by the benefit from favorable equity compensation deductions in the prior year.

Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Three Months Ended
	March 31,
(In millions)	2021	2020	Change
Operating activities	$(26)	$(2)	$(24)
Investing activities	(31)	(48)	17
Financing activities	(115)	87	(202)
Foreign exchange (a)	(15)	(22)	7
Total	$(187)	$15	$(202)
(a)The impact is primarily due to the strengthening of the Canadian Dollar, the Russian Ruble and various other currencies against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
Net cash used by operating activities was $26 million for the three months ended March 31, 2021 as compared to $2 million in the comparable prior year period. This increase in cash used was primarily driven by increased working capital levels to support year-over-year growth, as well as higher interest and tax payments and timing of compensation related payments, partially offset by increased cash earnings.
Investing Activities
Cash used in investing activities was $31 million for the three months ended March 31, 2021 as compared to $48 million in the comparable prior year period. This decrease in cash used of $17 million was mainly driven by lower spending on capital expenditures compared to the prior year.
Financing Activities
Cash used by financing activities was $115 million for the three months ended March 31, 2021 as compared to cash generated of $87 million in the comparable prior year period. This net increase in cash used for financing activities during the period was primarily due to higher levels of short-term debt during the first quarter of 2020 and an increase in share repurchase activity and dividend payments in the first quarter of 2021.
Funding and Liquidity Strategy
Our ability to fund our capital needs depends on our ongoing ability to generate cash from operations and access to bank financing and the capital markets. As a result of uncertainties caused by the COVID-19 pandemic, we continue to evaluate aspects of our spending, including capital expenditures, strategic investments and dividends. We will continue to evaluate aspects of our spending as the year progresses and anticipate our capital expenditures will gradually begin to increase to normal levels during the year as the markets we operate in recover.
Historically, we have generated operating cash flow sufficient to fund our primary cash needs. We will continue to monitor the economic effects of the COVID-19 pandemic and its impact on the Company's future operating cash flows going forward. If our cash flows from operations are less than we expect, we may need to incur debt or issue equity. From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. There can be no assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. Our securities are rated investment grade. A significant change in credit rating could impact our ability to borrow at favorable rates. Refer to Note 10, "Credit Facilities and Debt", of our condensed consolidated financial statements for a description of limitations on obtaining additional funding.
We monitor our global funding requirements and seek to meet our liquidity needs on a cost-effective basis. As of March 31, 2021, the COVID-19 pandemic has not materially impacted our borrowing costs or other costs of capital, however the future impact of the COVID-19 pandemic is uncertain and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.
We have considered the impacts of the COVID-19 pandemic on our liquidity and capital resources and do not currently expect it to impact our ability to meet future liquidity needs or continue to comply with debt covenants. Based on our current global cash positions, cash flows from operations and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements and service debt and other obligations in both the U.S. and outside of the U.S. during the year. In addition, we believe our existing committed credit facilities and access to the public debt markets would provide further liquidity if required. Currently, we have available liquidity of approximately $2.5 billion, consisting of $1.7 billion of cash and $800 million of available credit facilities as disclosed in Note 10, "Credit Facilities and Debt", of our condensed consolidated financial statements. Our debt repayment obligations in 2021 consist of $600 million in Senior Notes, which we expect to pay out of cash. Our next long-term debt maturity is March 2023.
Risk related to these items are described in our risk factor disclosures referenced under “Item 1A. Risk Factors" in our 2020 Annual Report.
Credit Facilities & Long-Term Contractual Commitments
See Note 10, "Credit Facilities and Debt", of our condensed consolidated financial statements for a description of our credit facilities and long-term debt.
Non-U.S. Operations
We generated approximately 56% and 50% of our revenue from non-U.S. operations for the three months ended March 31, 2021 and 2020. As we continue to grow our operations in the emerging markets and elsewhere outside of the U.S., we expect to continue to generate significant revenue from non-U.S. operations and expect that a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost-effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations. As of March 31, 2021, we have provided a deferred tax liability of $6 million for net foreign withholding taxes and state income taxes on $356 million of earnings expected to be repatriated to the U.S. parent as deemed necessary in the future.
Critical Accounting Estimates
Our discussion and analysis of our results of operations and capital resources are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain, particularly at this time and moving forward given the uncertainty around the magnitude and duration of the COVID-19 pandemic. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Annual Report describes the critical accounting estimates used in preparation of the condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. Other than as discussed below, there have been no significant changes in the information concerning our critical accounting estimates as stated in our 2020 Annual Report.
In the third quarter of 2020, management updated forecasts of future cash flows for the Advanced Infrastructure Analytics ("AIA") businesses, which reflected significant negative volume impacts from the COVID-19 pandemic, primarily on our assessment services business. Our ongoing investment in the AIA businesses also continues to impact near-term profitability. Based on these factors we determined that there were indicators that the AIA reporting unit’s goodwill may be impaired, and accordingly, we performed an interim goodwill impairment test as of July 1, 2020. The results of the impairment test showed that the fair value of the AIA reporting unit was lower than the carrying value, resulting in a $58 million goodwill impairment charge. As of March 31, 2021 the remaining goodwill balance in our AIA reporting unit after recording the goodwill impairment charge was $112 million.

The uncertainty of the future impact of the COVID-19 pandemic may also contribute to further deterioration of our future cash flows. If we do not achieve our forecasts, it is possible that the goodwill of the AIA reporting unit could be deemed to be impaired again in a future period. The risks and potential impacts of COVID-19 on the fair value of our assets are included in our risk factor disclosures referenced under “Item 1A. Risk Factors" in the Company's 2020 Annual Report.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning market risk as stated in our 2020 Annual Report.

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

PART II

ITEM 1.             LEGAL PROCEEDINGS
From time to time we are involved in legal and regulatory proceedings that are incidental to the operation of our businesses (or the business operations of previously-owned entities). These proceedings may seek remedies relating to matters including environmental, tax, intellectual property, acquisitions or divestitures, product liability, property damage, personal injury, privacy, employment, labor and pension, government contract issues and commercial or contractual disputes. See Note 16, "Commitments and Contingencies", to the condensed consolidated financial statements for further information and any updates.

ITEM 1A.           RISK FACTORS
There have been no material changes from the risk factors previously disclosed in "Item 1A. Risk Factors" of our 2020 Annual Report.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended March 31, 2021:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
1/1/21 - 1/31/21	—	—	—	$288
2/1/21 - 2/28/21	0.3	100.07	0.3	$258
3/1/21 - 3/31/21	0.3	101.07	0.3	$228
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. For the three months ended March 31, 2021, we repurchased 0.6 million shares for $60 million. There are up to $228 million in shares that may still be purchased under this plan as of March 31, 2021.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.             OTHER INFORMATION
None.

ITEM 6.             EXHIBITS
See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number		Description	Location

3.1		Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2		Fourth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.2 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

10.1	#	Letter Agreement between Xylem Inc. and Matthew Pine.	Filed herewith.

10.2	#	Individual Employment Contract between Xylem Europe GmbH and Hayati Yarkadas.	Filed herewith.

10.3	#	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (2021).	Filed herewith.

10.4	#	Form of 2011 Omnibus Incentive Plan Performance Share Unit Agreement (2021).	Filed herewith.

10.5	#	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement (2021).	Filed herewith.

10.6	#	Form of 2011 Omnibus Incentive Plan ESG Performance Share Unit Agreement (2021).	Filed herewith.

31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

Exhibit Number	Description	Location
101.0	The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
104.0	The cover page from Xylem Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2021 formatted in Inline XBRL and contained in Exhibit 101.0.

#Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri McShane
Geri McShane
Vice President, Controller and Chief Accounting Officer

May 4, 2021