Form 10-Q
period 2021-06-30
Xylem Inc.
filed 2021-08-03
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of July 30, 2021, there were 180,162,994 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Six Months
For the period ended June 30,	2021	2020	2021	2020
Revenue	$1,351	$1,160	$2,607	$2,283
Cost of revenue	831	726	1,597	1,440
Gross profit	520	434	1,010	843
Selling, general and administrative expenses	304	288	605	585
Research and development expenses	53	44	103	93
Restructuring and asset impairment charges	3	48	9	50
Operating income	160	54	293	115
Interest expense	21	18	42	34
Other non-operating expense, net	(3)	(1)	(1)	(4)
Gain from sale of business	2	—	2	—
Income before taxes	138	35	252	77
Income tax expense	25	4	52	8
Net income	$113	$31	$200	$69
Earnings per share:
Basic	$0.63	$0.17	$1.11	$0.38
Diluted	$0.62	$0.17	$1.10	$0.38
Weighted average number of shares:
Basic	180.1	180.0	180.2	180.1
Diluted	181.3	180.6	181.4	181.0
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Six Months
For the period ended June 30,	2021	2020	2021	2020
Net income	$113	$31	$200	$69
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	19	35	29	(43)
Net change in derivative hedge agreements:
Unrealized gain (loss)	4	6	(7)	4
Amount of loss (gain) reclassified into net income	1	—	(2)	3
Net change in post-retirement benefit plans:
Amortization of prior service credit	—	(1)	(1)	(2)
Amortization of net actuarial loss into net income	5	5	11	10
Other comprehensive income (loss), before tax	29	45	30	(28)
Income tax expense (benefit) related to items of other comprehensive income (loss)	1	(7)	15	7
Other comprehensive income (loss), net of tax	28	52	15	(35)
Comprehensive income	$141	$83	$215	$34
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	(1)
Comprehensive income attributable to Xylem	$141	$83	$215	$35
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$1,840	$1,875
Receivables, less allowances for discounts, returns and credit losses of $41 and $46 in 2021 and 2020, respectively	975	923
Inventories	642	558
Prepaid and other current assets	166	167
Total current assets	3,623	3,523
Property, plant and equipment, net	626	657
Goodwill	2,841	2,854
Other intangible assets, net	1,058	1,093
Other non-current assets	637	623
Total assets	$8,785	$8,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$599	$569
Accrued and other current liabilities	760	787
Short-term borrowings and current maturities of long-term debt	600	600
Total current liabilities	1,959	1,956
Long-term debt	2,466	2,484
Accrued post-retirement benefits	501	519
Deferred income tax liabilities	264	242
Other non-current accrued liabilities	546	573
Total liabilities	5,736	5,774
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 195.3 shares and 194.9 shares in 2021 and 2020, respectively	2	2
Capital in excess of par value	2,063	2,037
Retained earnings	2,029	1,930
Treasury stock – at cost 15.2 shares and 14.5 shares in 2021 and 2020, respectively	(656)	(588)
Accumulated other comprehensive loss	(398)	(413)
Total stockholders’ equity	3,040	2,968
Non-controlling interests	9	8
Total equity	3,049	2,976
Total liabilities and stockholders’ equity	$8,785	$8,750
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

For the six months ended June 30,	2021	2020
Operating Activities
Net income	$200	$69
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59	58
Amortization	65	68
Share-based compensation	17	16
Restructuring and asset impairment charges	9	50
Gain from sale of business	(2)	—
Other, net	6	18
Payments for restructuring	(18)	(12)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(66)	48
Changes in inventories	(89)	(63)
Changes in accounts payable	36	(86)
Other, net	(11)	13
Net Cash – Operating activities	206	179
Investing Activities
Capital expenditures	(80)	(95)
Proceeds from sale of business	2	—
Other, net	9	7
Net Cash – Investing activities	(69)	(88)
Financing Activities
Short-term debt issued, net	—	359
Short-term debt repaid	—	(422)
Long-term debt issued, net	—	987
Repurchase of common stock	(68)	(60)
Proceeds from exercise of employee stock options	9	5
Dividends paid	(102)	(95)
Other, net	(1)	—
Net Cash – Financing activities	(162)	774
Effect of exchange rate changes on cash	(10)	(12)
Net change in cash and cash equivalents	(35)	853
Cash and cash equivalents at beginning of year	1,875	724
Cash and cash equivalents at end of period	$1,840	$1,577
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$58	$45
Income taxes (net of refunds received)	$60	$11
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

Note 2. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Revenue from contracts with customers	$1,302	$1,114	$2,513	$2,188
Lease Revenue	49	46	94	95
Total	$1,351	$1,160	$2,607	$2,283

The following table reflects revenue from contracts with customers by application. The table below also reflects updates to the aggregation of applications to simplify and focus presentation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Water Infrastructure
Transport	$414	$350	$784	$668
Treatment	106	105	200	176

Applied Water
Commercial Building Services	155	133	302	270
Residential Building Services	73	54	140	104
Industrial Water	186	150	365	301

Measurement & Control Solutions
Water	288	240	571	505
Energy	80	82	151	164

Total	$1,302	$1,114	$2,513	$2,188

The following table reflects revenue from contracts with customers by geographical region. The presentation of geographic regions below has been updated to better align to how management currently focuses on revenue and growth platforms by geographic region. There has been no change to the Company's reportable segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Water Infrastructure
United States	$142	$144	$265	$265
Western Europe	190	157	363	299
Emerging Markets (a)	133	109	255	195
Other	55	45	101	85

Applied Water
United States	202	183	396	374
Western Europe	99	70	191	144
Emerging Markets (a)	81	61	159	111
Other	32	23	61	46

Measurement & Control Solutions
United States	224	212	437	433
Western Europe	69	51	143	114
Emerging Markets (a)	49	39	95	80
Other	26	20	47	42

Total	$1,302	$1,114	$2,513	$2,188

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

The table below provides contract assets, contract liabilities, and significant changes in contract assets and liabilities:

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2020	$106	$135
Additions, net	63	85
Revenue recognized from opening balance	—	(70)
Billings transferred to accounts receivable	(60)	—
Other	(2)	(4)
Balance at June 30, 2020	$107	$146

Balance at January 1, 2021	$117	$166
Additions, net	78	99
Revenue recognized from opening balance	—	(93)
Billings transferred to accounts receivable	(74)	—
Other	—	(1)
Balance at June 30, 2021	$121	$171
(a)Excludes receivable balances which are disclosed on the balance sheet

Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of June 30, 2021, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $438 million. We expect to recognize the majority of revenue upon the completion of satisfying these performance obligations in the following 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 3. Restructuring and Asset Impairment Charges
Restructuring
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position ourselves. During the three and six months ended June 30, 2021, we recognized restructuring charges of $3 million and $8 million, respectively, of which $2 million and $6 million relate to actions previously announced in 2020. These charges included reduction of headcount across all segments and asset impairments within our Measurement & Control Solutions segment.
In response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic, in June 2020 management committed to a restructuring plan that includes actions across our businesses and functions globally. The plan is designed to support our long-term financial resilience, simplify our operations, strengthen our competitive positioning and better serve our customers. During the three and six months ended June 30, 2020, we recognized restructuring charges of $38 million and $40 million, respectively. These charges included reduction of headcount across all segments and asset impairments within our Measurement & Control Solutions segment.

The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
By component:
Severance and other charges	$4	$21	$8	$23
Asset impairment	—	17	1	17
Reversal of restructuring accruals	(1)	—	(1)	—
Total restructuring charges	$3	$38	$8	$40
Asset impairment charges	—	10	1	10
Total restructuring and asset impairment charges	$3	$48	$9	$50

By segment:
Water Infrastructure	$3	$6	$7	$8
Applied Water	—	2	1	2
Measurement & Control Solutions	—	40	1	40
The following table displays a roll-forward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within "Accrued and other current liabilities" and "Other non-current accrued liabilities", for the six months ended June 30, 2021 and 2020:

(in millions)	2021	2020
Restructuring accruals - January 1	$29	$27
Restructuring charges	8	40
Cash payments	(18)	(12)
Asset impairment	(1)	(17)
Foreign currency and other	—	(1)
Restructuring accruals - June 30	$18	$37

By segment:
Water Infrastructure	$3	$4
Applied Water	1	1
Measurement & Control Solutions	11	27
Regional selling locations (a)	3	4
Corporate and other	—	1
(a)Regional selling locations consist primarily of selling and marketing organizations and related support services that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following table presents expected restructuring spend in 2021 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2021:
Total expected costs	$5	$—	$—	$—	$5
Costs incurred during Q1 2021	1	—	—	—	1
Costs incurred during Q2 2021	1	—	—	—	1
Total expected costs remaining	$3	$—	$—	$—	$3

Actions Commenced in 2020:
Total expected costs	$25	$8	$33	$2	$68
Costs incurred during 2020	19	4	30	—	53
Costs incurred during Q1 2021	2	1	1	—	4
Costs incurred during Q2 2021	2	—	—	—	2
Total expected costs remaining	$2	$3	$2	$2	$9
The Water Infrastructure actions commenced in 2021 consist primarily of severance charges. These actions are expected to continue through the second quarter of 2022.
The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2020 consist primarily of severance charges across segments and asset impairment charges in our Measurement & Control Solutions segment. These actions are expected to continue through the second quarter of 2022.
During the second quarter of 2020 the discontinuance of a product line resulted in $17 million of asset impairments, primarily related to customer relationships, trademarks and fixed assets within our Measurement & Control Solutions segment.
Asset Impairment
During the second quarter of 2020 we determined that internally developed in-process software within our Measurement & Control Solutions segment was impaired as a result of actions taken to prioritize strategic investments. Accordingly, we recognized an impairment charge of $10 million. Refer to Note 7, "Goodwill and Other Intangible Assets," for additional information.

Note 4. Income Taxes
Our quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items within periods presented. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction and discrete items.
The income tax provision for the three months ended June 30, 2021 was $25 million resulting in an effective tax rate of 18.5%, compared to a $4 million expense resulting in an effective tax rate of 10.9% for the same period in 2020. The income tax provision for the six months ended June 30, 2021 was $52 million resulting in an effective tax rate of 20.7%, compared to an $8 million expense resulting in an effective tax rate of 10.4% for the same period in 2020. The effective tax rate for the three and six month periods ended June 30, 2021 was lower than the U.S. federal statutory rate primarily due to favorable earnings mix, partially offset by the Global Intangible Low Taxed Income ("GILTI") inclusion. Additionally, the effective tax rate for the three and six month periods ended June 30, 2021 differ from the same periods in 2020 due to unfavorable earnings mix as compared to the prior year and favorable equity compensation deductions in the prior year. The effective tax rate for the six month period ended June 30, 2021 differs from the same period in 2020 due to the impact of tax settlements in the current period.

Unrecognized Tax Benefits
During 2019, Xylem’s Swedish subsidiary received a tax assessment for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. The assessment asserts an aggregate amount of approximately $80 million for tax, penalties and interest. Xylem filed an appeal with the Administrative Court of Stockholm. Management, in consultation with external legal advisors, believes it is more likely than not that Xylem will prevail on the proposed assessment and is vigorously defending our position through litigation. As of June 30, 2021, we have not recorded any unrecognized tax benefits related to this uncertain tax position.

Note 5. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (in millions)	$113	$31	$200	$69
Shares (in thousands):
Weighted average common shares outstanding	180,072	179,933	180,162	180,043
Add: Participating securities (a)	34	32	24	29
Weighted average common shares outstanding — Basic	180,106	179,965	180,186	180,072
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	897	563	845	644
Dilutive effect of restricted stock units and performance share units	346	79	380	234
Weighted average common shares outstanding — Diluted	181,349	180,607	181,411	180,950
Basic earnings per share	$0.63	$0.17	$1.11	$0.38
Diluted earnings per share	$0.62	$0.17	$1.10	$0.38
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Stock options	1,227	1,766	1,238	1,567
Restricted stock units	318	441	302	377
Performance share units	345	313	349	299

Note 6. Inventories
The components of total inventories are summarized as follows:

(in millions)	June 30, 2021	December 31, 2020
Finished goods	$244	$221
Work in process	62	49
Raw materials	336	288
Total inventories	$642	$558

Note 7. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2021 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Balance as of January 1, 2021	$668	$529	$1,657	$2,854
Activity in 2021
Foreign currency and other	—	(5)	(8)	(13)
Balance as of June 30, 2021	$668	$524	$1,649	$2,841
As of June 30, 2021, goodwill included an accumulated impairment loss of $206 million within the Measurement & Control Solutions segment.
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	June 30, 2021			December 31, 2020
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$941	$(436)	$505	$941	$(410)	$531
Proprietary technology and patents	206	(138)	68	206	(131)	75
Trademarks	143	(68)	75	143	(63)	80
Software	523	(284)	239	500	(265)	235
Other	21	(19)	2	21	(18)	3
Indefinite-lived intangibles	169	—	169	169	—	169
Other Intangibles	$2,003	$(945)	$1,058	$1,980	$(887)	$1,093
Amortization expense related to finite-lived intangible assets was $33 million and $65 million for the three and six month periods ended June 30, 2021, respectively, and $33 million and $68 million for the three and six month periods ended June 30, 2020, respectively.
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

Note 8. Derivative Financial Instruments
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions, and we principally manage our exposures to these risks through management of our core business activities. Certain of our foreign operations expose us to fluctuations of foreign interest rates and exchange rates that may impact revenue, expenses, cash receipts, cash payments, and the value of our stockholders' equity. We enter into derivative financial instruments to protect the value or fix the amount of certain cash flows in terms of the functional currency of the business unit with that exposure and also reduce the volatility in stockholders' equity.
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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $270 million and $0 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, purchase Polish Zloty and sell Euro, purchase U.S. Dollar and sell Canadian Dollar, and to sell Canadian Dollar and purchase Euro. The purchased notional amounts associated with these currency derivatives are $97 million, $88 million, $36 million, $14 million, $13 million and $12 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross-Currency Swaps
Beginning in 2015, we entered into cross-currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019 and third quarter of 2020 we entered into additional cross-currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $1,208 million and $1,249 million as of June 30, 2021 and December 31, 2020, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $591 million and $610 million as of June 30, 2021 and December 31, 2020, respectively, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) gain recognized in OCI	$4	$6	$(7)	$4
Amount of (gain) loss reclassified from OCI into revenue	1	(1)	(1)	1
Amount of (gain) loss reclassified from OCI into cost of revenue	—	1	(1)	2

Net Investment Hedges
Cross-Currency Swaps
Amount of gain (loss) recognized in OCI	$2	$(22)	$32	$23
Amount of income recognized in Interest Expense	5	5	$10	$9
Foreign Currency Denominated Debt
Amount of gain (loss) recognized in OCI	$(6)	$(15)	$20	$(5)
As of June 30, 2021, $6 million of net losses on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of June 30, 2021, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our derivative contracts currently included in our hedging program were as follows:

(in millions)	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments
Liabilities
Cash Flow Hedges
Other current liabilities	$(5)	$—
Net Investment Hedges
Other non-current accrued liabilities	$(82)	$(117)
The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $614 million and $640 million as of June 30, 2021 and December 31, 2020, respectively.

Note 9. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

(in millions)	June 30, 2021	December 31, 2020
Compensation and other employee-benefits	$253	$258
Customer-related liabilities	196	186
Accrued taxes	78	103
Lease liabilities	70	63
Accrued warranty costs	52	54
Other accrued liabilities	111	123
Total accrued and other current liabilities	$760	$787

Note 10. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	June 30, 2021	December 31, 2020
4.875% Senior Notes due 2021 (a)	$600	$600
2.250% Senior Notes due 2023 (a)	592	612
3.250% Senior Notes due 2026 (a)	500	500
1.950% Senior Notes due 2028 (b)	500	500
2.250% Senior Notes due 2031 (b)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Debt issuance costs and unamortized discount (c)	(26)	(28)
Total debt	3,066	3,084
Less: short-term borrowings and current maturities of long-term debt	600	600
Total long-term debt	$2,466	$2,484
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2021 was $606 million and $620 million as of June 30, 2021 and December 31, 2020, respectively. The fair value of our Senior Notes due 2023 was $614 million and $640 million as of June 30, 2021 and December 31, 2020, respectively. The fair value of our Senior Notes due 2026 was $548 million and $563 million as of June 30, 2021 and December 31, 2020 respectively. The fair value of our Senior Notes due 2046 was $483 million and $496 million as of June 30, 2021 and December 31, 2020, respectively.
(b)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2028 was $508 million and $529 million as of June 30, 2021 and December 31, 2020, respectively. The fair value of our Senior Notes due 2031 was $507 million and $527 million as of June 30, 2021 and December 31, 2020, respectively.
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
Interest on the Green Bond is payable on January 30 and July 30 of each year. As of June 30, 2021, we are in compliance with all covenants for the Green Bond.
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
Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of June 30, 2021, we are in compliance with all covenants for the Senior Notes.
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

On June 22, 2020, Xylem entered into Amendment No. 1 to the 2019 Credit Facility (the "Amendment") which modified the financial covenant from a test based on the maximum leverage ratio (defined as consolidated total debt to consolidated EBITDA) to a test based on the net leverage ratio (defined as consolidated total debt less unrestricted cash and cash equivalents to consolidated EBITDA). This modification is effective through the quarter ending September 30, 2021, after which the covenant will revert back to the prior maximum leverage ratio test. The Amendment also restricted stock repurchases until March 31, 2021, except for shares of common stock in an amount not to exceed the number of shares issued after the date of the Amendment, subject to customary exceptions. As of June 30, 2021, the 2019 Credit Facility was undrawn and we are in compliance with all revolver covenants.
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $800 million inclusive of the 2019 Credit Facility. As of June 30, 2021 and December 31, 2020, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.
Euro Commercial Paper Program
On June 3, 2019, Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $592 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of June 30, 2021 and December 31, 2020, none of the Company's Euro commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.

Note 11. Post-retirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Domestic defined benefit pension plans:
Service cost	$—	$1	$1	$2
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(2)	(3)	(4)
Amortization of net actuarial loss	1	1	2	2
Net periodic benefit cost	$1	$1	$2	$2
International defined benefit pension plans:
Service cost	$3	$3	$7	$6
Interest cost	3	3	6	6
Expected return on plan assets	(3)	(3)	(7)	(6)
Amortization of net actuarial loss	4	3	8	6
Net periodic benefit cost	$7	$6	$14	$12
Total net periodic benefit cost	$8	$7	$16	$14
The components of net periodic benefit cost, other than the service cost component, are included in the line item "Other non-operating expense, net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other post-retirement employee benefit plans was less than $1 million, including net credits recognized into other comprehensive income of less than $1 million, for both the three and six months ended June 30, 2021 and 2020, respectively.

We contributed $12 million and $16 million to our defined benefit plans during the six months ended June 30, 2021 and 2020, respectively. Additional contributions ranging between approximately $7 million and $15 million are expected to be made during the remainder of 2021.
During the first quarter of 2020, the Company purchased a bulk annuity policy with an insurance company for its largest defined benefit plan in the U.K., as a plan asset, to facilitate the termination and buy-out of the plan. The bulk annuity fully insures the benefits payable to the participants of the plan until a full buy-out of the plan can be executed, which is expected to occur in 2022. Included in the Company's six months ended June 30, 2020 contributions is $5 million paid to meet the shortfall between the cost of the bulk annuity policy and the plan assets.

Note 12. Equity
The following table shows the changes in stockholders' equity for the six months ended June 30, 2021:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2021	$2	$2,037	$1,930	$(413)	$(588)	$8	$2,976
Other	—	—	—	—	—	1	1
Net income	—	—	87	—	—	—	87
Other comprehensive loss, net	—	—	—	(13)	—	—	(13)
Dividends declared ($0.28 per share)	—	—	(50)	—	—	—	(50)
Stock incentive plan activity	—	12	—	—	(7)	—	5
Repurchase of common stock	—	—	—	—	(60)	—	(60)
Balance at March 31, 2021	$2	$2,049	$1,967	$(426)	$(655)	$9	$2,946
Net income	—	—	113	—	—	—	113
Other comprehensive income, net	—	—	—	28	—	—	28
Dividends declared ($0.28 per share)	—	—	(51)	—	—	—	(51)
Stock incentive plan activity	—	14	—	—	(1)	—	13
Balance at June 30, 2021	$2	$2,063	$2,029	$(398)	$(656)	$9	$3,049

The following table shows the changes in stockholders' equity for the six months ended June 30, 2020:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2020	$2	$1,991	$1,866	$(375)	$(527)	$10	$2,967
Cumulative effect of change in accounting principle	—	—	(2)	—	—	—	(2)
Net income	—	—	38	—	—	—	38
Other comprehensive loss, net	—	—	—	(86)	—	(1)	(87)
Dividends declared ($0.26 per share)	—	—	(48)	—	—	—	(48)
Stock incentive plan activity	—	13	—	—	(10)	—	3
Repurchase of common stock	—	—	—	—	(50)	—	(50)
Balance at March 31, 2020	$2	$2,004	$1,854	$(461)	$(587)	$9	$2,821
Net income	—	—	31	—	—	—	31
Other comprehensive income, net	—	—	—	52	—	—	52
Dividends declared ($0.26 per share)	—	—	(47)	—	—	—	(47)
Stock incentive plan activity	—	8	—	—	—	—	8
Balance at June 30, 2020	$2	$2,012	$1,838	$(409)	$(587)	$9	$2,865

Note 13. Share-Based Compensation Plans
Share-based compensation expense was $8 million and $17 million during the three and six months ended June 30, 2021, respectively, and $8 million and $16 million during the three and six months ended June 30, 2020, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $9 million, $30 million and $16 million, respectively, at June 30, 2021 and is expected to be recognized over a weighted average period of 2.1, 2.0 and 2.8 years, respectively. The amount of cash received from the exercise of stock options was $9 million and $5 million for the six months ended June 30, 2021 and 2020, respectively.

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2021:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	1,961	$56.66	6.4
Granted	259	102.31
Exercised	(135)	58.39
Forfeited and expired	(22)	83.88
Outstanding at June 30, 2021	2,063	$61.93	6.3	$122
Options exercisable at June 30, 2021	1,409	$51.45	5.0	$98
Vested and expected to vest as of June 30, 2021	1,987	$60.98	6.2	$119
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the six months ended June 30, 2021 was $7.1 million.
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
Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the six months ended June 30, 2021. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2021	537	$74.62
Granted	213	103.36
Vested	(233)	74.47
Forfeited	(15)	85.91
Outstanding at June 30, 2021	502	$86.47

ROIC Performance Share Unit Grants
The following is a summary of Return on Invested Capital ("ROIC") performance share unit grants for the six months ended June 30, 2021. The fair value of the ROIC performance share units is equal to the closing share price on the date of the grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2021	182	$76.12
Granted	60	102.30
Forfeited (a)	(65)	76.04
Outstanding at June 30, 2021	177	$84.66
(a) Includes ROIC performance share unit awards forfeited during the period as a result of the final performance condition not being achieved on vest date.
TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the six months ended June 30, 2021:

	Share units (in thousands)	Weighted Average Grant Date Fair Value /Share
Outstanding at January 1, 2021	182	$96.98
Granted	60	117.56
Adjustment for Market Condition Achieved (a)	35	98.79
Vested	(93)	98.79
Forfeited	(7)	102.66
Outstanding at June 30, 2021	177	$102.86
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

ESG Performance Share Unit Grants
During the first quarter of 2021, we issued a special grant of less than 0.1 million ESG performance share units. The shares will vest after five years based on our performance against certain of the Company's 2025 sustainability goals.

Note 14. Capital Stock
For the three and six months ended June 30, 2021, the Company repurchased less than 0.1 million shares of common stock for $1 million and approximately 0.7 million shares of common stock for $68 million, respectively. For the three and six months ended June 30, 2020, the Company repurchased less than 0.1 million shares of common stock for less than $1 million and approximately 0.8 million shares of common stock for $60 million, respectively. Repurchases include both share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under the program for the three months ended June 30, 2021. For the six months ended June 30, 2021, we repurchased approximately 0.6 million shares for $60 million. There were no shares repurchased under the program for the three months ended June 30, 2020. For the six months ended June 30, 2020, we repurchased approximately 0.7 million shares for $50 million. There are up to $228 million in shares that may still be purchased under this plan as of June 30, 2021.
Aside from the aforementioned repurchase program, we repurchased less than 0.1 million shares and approximately 0.1 million shares for $1 million and $8 million for the three and six months ended June 30, 2021, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. Likewise, we repurchased less than 0.1 million shares and approximately 0.1 million shares for less than $1 million and $10 million for the three and six months ended June 30, 2020, respectively.

Note 15. Accumulated Other Comprehensive Loss
The following table provides the components of accumulated other comprehensive loss for the six months ended June 30, 2021:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2021	$(86)	$(330)	$3	$(413)
Foreign currency translation adjustment	10	—	—	10
Tax on foreign currency translation adjustment	(14)	—	—	(14)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net	—	5	—	5
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(11)	(11)
Income tax benefit on unrealized loss on derivative hedge agreements	—	—	1	1
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(2)	(2)
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(1)	(1)
Balance at March 31, 2021	$(90)	$(326)	$(10)	$(426)
Foreign currency translation adjustment	19	—	—	19
Tax on foreign currency translation adjustment	1	—	—	1
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net	—	5	—	5
Income tax impact on amortization of post-retirement benefit plan items	—	(2)	—	(2)
Unrealized gain on derivative hedge agreements	—	—	4	4
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	1	1
Balance at June 30, 2021	$(70)	$(323)	$(5)	$(398)

The following table provides the components of accumulated other comprehensive loss for the six months ended June 30, 2020:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2020	$(103)	$(269)	$(3)	$(375)
Foreign currency translation adjustment	(77)	—	—	(77)
Tax on foreign currency translation adjustment	(13)	—	—	(13)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net	—	4	—	4
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(2)	(2)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	2	2
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at March 31, 2020	$(193)	$(266)	$(2)	$(461)
Foreign currency translation adjustment	35	—	—	35
Tax on foreign currency translation adjustment	9	—	—	9
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net	—	4	—	4
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized gain on derivative hedge agreements	—	—	6	6
Income tax benefit on unrealized gain on derivative hedge agreements	—	—	(1)	(1)
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(1)	(1)
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at June 30, 2020	$(149)	$(263)	$3	$(409)

Note 16. Commitments and Contingencies
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
From time to time, claims may be asserted against Xylem alleging injury caused by any of our products resulting from asbestos exposure. We believe there are numerous legal defenses available for such claims and would defend ourselves vigorously. Pursuant to the Distribution Agreement among ITT Corporation (now ITT LLC; acquired by Delticus HoldCo, L.P., a portfolio company of Warburg Pincus LLC, on July 1, 2021), Exelis (acquired by Harris Corporation, now L3Harris Technologies, Inc.) and Xylem, ITT LLC has an obligation to indemnify, defend and hold Xylem harmless for asbestos product liability matters, including settlements, judgments, and legal defense costs associated with all pending and future claims that may arise from past sales of ITT’s legacy products. We believe ITT LLC remains a substantial entity with sufficient financial resources to honor its obligations to us.

See Note 4, "Income Taxes", of our condensed consolidated financial statements for a description of a pending tax litigation matter.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $5 million and $6 million as of June 30, 2021 and December 31, 2020, respectively, for these general legal matters.
Indemnifications
As part of our 2011 spin-off from our former parent, ITT Corporation (now ITT LLC; acquired by Delticus HoldCo, L.P., a portfolio company of Warburg Pincus LLC, on July 1, 2021), Exelis Inc. (acquired by Harris Corporation, now L3Harris Technologies, Inc.) and Xylem will indemnify, defend and hold harmless each of the other parties with respect to such parties’ assumed or retained liabilities under the Distribution Agreement and breaches of the Distribution Agreement or related spin agreements. ITT LLC's indemnification obligations include asserted and unasserted asbestos and silica liability claims that relate to the presence or alleged presence of asbestos or silica in products manufactured, repaired or sold prior to October 31, 2011, the Distribution Date, subject to limited exceptions with respect to certain employee claims, or in the structure or material of any building or facility, subject to exceptions with respect to employee claims relating to Xylem buildings or facilities. The indemnification associated with pending and future asbestos claims does not expire. Xylem has not recorded a liability for material matters for which we expect to be indemnified by the former parent or Exelis Inc. through the Distribution Agreement and we are not aware of any claims or other circumstances that would give rise to material payments from us under such indemnifications.
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of June 30, 2021 and December 31, 2020, the amount of surety bonds, bank guarantees, insurance letters of credit and stand-by letters of credit was $410 million and $378 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $3 million as of both June 30, 2021 and December 31, 2020 for environmental matters.
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

Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. The table below provides changes in the combined current and non-current product warranty accruals over each period:

(in millions)	2021	2020
Warranty accrual – January 1	$65	$41
Net charges for product warranties in the period	17	34
Settlement of warranty claims	(18)	(15)
Foreign currency and other	(1)	—
Warranty accrual - June 30	$63	$60

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 in the 2020 Annual Report). The following table contains financial information for each reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Revenue:
Water Infrastructure	$569	$501	$1,078	$939
Applied Water	414	337	807	675
Measurement & Control Solutions	368	322	722	669
Total	$1,351	$1,160	$2,607	$2,283
Operating Income (Loss):
Water Infrastructure	$93	$73	$164	$112
Applied Water	64	41	130	88
Measurement & Control Solutions	13	(46)	22	(58)
Corporate and other	(10)	(14)	(23)	(27)
Total operating income	$160	$54	$293	$115
Interest expense	$21	$18	$42	$34
Other non-operating income (expense), net	(3)	(1)	(1)	(4)
Gain from sale of business	2	—	2	—
Income before taxes	$138	$35	$252	$77
Depreciation and Amortization:
Water Infrastructure	$13	$16	$26	$31
Applied Water	6	5	12	11
Measurement & Control Solutions	37	34	73	70
Regional selling locations (a)	4	7	9	11
Corporate and other	2	—	4	3
Total	$62	$62	$124	$126
Capital Expenditures:
Water Infrastructure	$13	$8	$24	$18
Applied Water	3	3	7	12
Measurement & Control Solutions	20	24	41	51
Regional selling locations (b)	5	8	8	12
Corporate and other	—	1	—	2
Total	$41	$44	$80	$95
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
This Report contains “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” "contemplate," "predict," “project,” “forecast,” “likely,” “believe,” “target,” “will,” “could,” “would,” “should,” "potential," "may" and similar expressions or their negative, may, but are not necessary to, identify forward-looking statements. By their nature, forward-looking statements address uncertain matters and include any statements that are not historical, such as statements about our strategy, financial plans, outlook, objectives, plans, intentions or goals; or address possible or future results of operations or financial performance, including statements relating to orders, revenues, operating margins and earnings per share growth.
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Additionally, many of these risks and uncertainties are, and may continue to be, amplified by the coronavirus (“COVID-19”) pandemic. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include, among others, the following: overall industry and economic conditions, including industrial, governmental and private sector spending and the strength of the residential and commercial real estate markets; geopolitical, regulatory, economic and other risks associated with international operations; continued uncertainty around the COVID-19 pandemic’s magnitude, duration and impacts on our business, operations, growth, and financial condition, as well as uncertainty around approved vaccines and the pace of recovery when the pandemic subsides; actual or potential other epidemics, pandemics or global health crises; manufacturing and operating cost increases due to inflation, prevailing price changes, tariffs and other factors; fluctuations in foreign currency exchange rates; disruption, competition and pricing pressures in the markets we serve; cybersecurity incidents or other disruptions of information technology systems on which we rely, or involving our products; disruptions in operations at our facilities or that of third parties upon which we rely; availability of products, parts, electronic components and raw materials from our supply chain; availability, regulation and interference with radio spectrum used by some of our products; our ability to retain and attract senior management and other key talent; uncertainty related to restructuring and realignment actions and related charges and savings; our ability to continue strategic investments for growth; our ability to successfully identify, execute and integrate acquisitions; risks relating to products, including defects, security, warranty and liability claims, and recalls; difficulty predicting our financial results, including uncertainties due to the nature of our short- and long-cycle businesses; volatility in our results due to weather conditions; our ability to borrow or refinance our existing indebtedness and the availability of liquidity sufficient to meet our needs; risk of future impairments to goodwill and other intangible assets; failure to comply with, or changes in, laws or regulations, including those pertaining to anti-corruption, data privacy and security, export and import, competition, and the environment and climate change; changes in our effective tax rates or tax expenses; legal, governmental or regulatory claims, investigations or proceedings and associated contingent liabilities; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Annual Report") and in subsequent filings we make with the Securities and Exchange Commission (“SEC”).
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
The COVID-19 pandemic as well as broader market dynamics have adversely affected, and are expected to continue to adversely affect, our supply chains. We have experienced, and expect to continue experiencing, shortages in the supply of components, parts and raw materials, and, in some cases, unpredictable interruptions with our external suppliers in 2021. We have also experienced increased logistics costs related to the current global capacity shortages. We continue to enhance our supplier pulsing and redundancy to help mitigate these challenges. Additionally, we have in the past and may continue to take measures with respect to buffer stock or use of alternative suppliers to mitigate the impacts of freight and logistics delays and bolster our access to raw materials and components. If these shortages and interruptions are sustained, or if additional interruptions occur, they could have a negative impact on our results of operations. Our current overall operating capacity approximates normal levels globally.

Xylem Watermark, our corporate social responsibility program, continues to support our communities in addressing the challenges posed by this global pandemic through its partnership with Americares and UNICEF, as well as the Partner Community Grants program and matching donations program for employees and partners, and other philanthropic commitments.
Xylem continues to focus on the health and safety of our employees, working with our customers to help them minimize potential disruptions and positively impact our communities. Our support pay program for employees impacted by COVID-19 will remain in place into the fourth quarter of 2021 and is evaluated for continuation, as necessary.
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
Executive Summary
Xylem reported revenue for the second quarter of 2021 of $1,351 million, an increase of 16.5% compared to $1,160 million reported in the second quarter of 2020. On a constant currency basis, revenue increased by $125 million, or 10.8%, driven by organic revenue growth across all segments and in all end markets.
We generated operating income of $160 million (margin of 11.8%) during the second quarter of 2021, as compared to $54 million (margin of 4.7%) in 2020. Operating income in the second quarter of 2021 benefited from a decrease in restructuring and realignment costs of $37 million as compared to the second quarter of 2020 and special charges of $11 million incurred during 2020 that did not recur. Excluding the impact of these items, adjusted operating income was $166 million (adjusted margin of 12.3%) during the second quarter of 2021 as compared to $108 million (adjusted margin of 9.3%) in 2020. The increase in adjusted operating margin was primarily due to cost reductions from our productivity, restructuring and other cost saving initiatives and favorable volume, impacted by COVID-19 recovery. These impacts were partially offset by cost inflation and increased spending on strategic investments.
Additional financial highlights for the quarter ended June 30, 2021 include the following:
•Orders of $1,660 million, up 34.7% from $1,232 million in the prior year, and up 28.8% on an organic basis.
•Earnings per share of $0.62, up 264.7% when compared to the prior year ($0.66, up 65.0% on an adjusted basis).
•Net income as a percent of revenue of 8.4%, up 570 basis points compared to 2.7% in the prior year. EBITDA margin of 16.2%, up 650 basis points when compared to 9.7% in the prior year (17.3%, up 200 basis points on an adjusted basis)
•Net cash flow provided by operating activities of $206 million for the six months ended June 30, 2021, an increase of $27 million from cash provided in the same period of the prior year. Free cash flow was $126 million, up $42 million from the prior year.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions, except for per share data)	2021		2020		2021		2020
Net income & Earnings per share	$113	$0.62	$31	$0.17	$200	$1.10	$69	$0.38
Restructuring and realignment, net of tax of $1 and $3 for 2021 and $10 and $12 for 2020	5	0.03	33	0.18	11	0.06	40	0.22
Special charges, net of tax of $1 and $1 for 2021 and $3 and $3 for 2020	2	0.01	10	0.06	5	0.03	11	0.06
Tax-related special items	1	0.01	(1)	(0.01)	7	0.04	(5)	(0.03)
Gain from sale of business, net of tax of $0 for 2021	(2)	(0.01)	—	—	(2)	—	—	—
Adjusted net income & Adjusted earnings per share	$119	$0.66	$73	$0.40	$221	$1.23	$115	$0.63

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Net Income	$113	$31	$200	$69
Income tax expense	25	4	52	8
Interest expense, net	19	16	38	30
Depreciation	29	29	59	58
Amortization	33	33	65	68
EBITDA	$219	$113	$414	$233
EBITDA Margin	16.2%	9.7%	15.9%	10.2%
Share-based compensation	$8	$8	$17	$16
Restructuring and realignment	6	43	14	52
Special charges	3	13	6	14
Gain from sale of business	(2)	—	(2)	—
Adjusted EBITDA	$234	$177	$449	$315
Adjusted EBITDA Margin	17.3%	15.3%	17.2%	13.8%

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

	Six Months Ended
	June 30,
(In millions)	2021	2020
Net cash provided by operating activities	$206	$179
Capital expenditures	(80)	(95)
Free cash flow	$126	$84
Net cash used by investing activities	$(69)	$(88)
Net cash (used) provided by financing activities	$(162)	$774

2021 Outlook
We anticipate total revenue growth in the range of 8% to 10% in 2021, with organic revenue growth anticipated to be in the range of 6% to 8%. The following is a summary of our organic revenue outlook by end markets:
•Utilities revenue increased by approximately 5% organically through the first half of the year driven by strength in western Europe and the emerging markets, partially offset by weakness in North America. For 2021, we expect organic revenue growth in the mid to high-single-digit range with continued resilience on the wastewater side, as utilities remain focused on mission-critical applications and anticipate modest growth on a global basis through the year. The timing of large clean water utility project deployments has been impacted by the global shortage of electronic components, which we expect to continue throughout the remainder of 2021. We anticipate that these deployments will ramp up when supply constraints ease based on our strong backlog position and orders momentum. Additionally, we expect healthy momentum in the test and treatment markets globally and increased demand for our smart water solution and digital offerings.
•Industrial revenue increased by approximately 15% organically through the first half of the year driven by strength across all major geographic regions. For 2021, we expect organic revenue growth in the high-single-digit range as activity across all segments rebounds globally and our dewatering business continues to recover, especially in the emerging markets, as demand increases and site access restrictions continue to ease. We anticipate growth in during the second half of the year led by North America, with growth in emerging markets and western Europe as well.
•In the commercial markets, organic revenue growth was approximately 8% through the first half of the year driven by strength in western Europe, North America and the emerging markets. For 2021, we expect organic revenue growth in the mid to high-single-digit range. We expect replacement business in the U.S. to be stable during the year and anticipate continued healthy activity in Europe. We expect new construction activity in North America to be soft, however we are optimistic that conditions will begin to recover late in the year.
•In the residential markets, organic revenue growth was approximately 30% through the first half of the year driven by strength in the emerging markets, North America and western Europe. This market is primarily driven by replacement revenue serviced through our distribution network. For 2021, we expect organic revenue growth in the low-teens, driven by healthy demand activity from increased residential users in the U.S. and Europe. Additionally, we anticipate strong demand in China for secondary water supply product applications.
We will continue to strategically execute restructuring and realignment actions in an effort to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. During 2021, we expect to incur between $30 million and $40 million in restructuring and realignment costs. We expect to realize between $35 million and $40 million of net savings in 2021, consisting of between $33 million and $35 million of incremental net savings from restructuring and realignment actions initiated in 2020, and between $2 million and $5 million of net savings from the restructuring, realignment and other structural cost actions initiated during this year.

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2021	2020	Change		2021	2020	Change
Revenue	$1,351	$1,160	16.5%		$2,607	$2,283	14.2%
Gross profit	520	434	19.8%		1,010	843	19.8%
Gross margin	38.5%	37.4%	110	bp	38.7%	36.9%	180	bp
Total operating expenses	360	380	(5.3)%		717	728	(1.5)%
Expense to revenue ratio	26.6%	32.8%	(620)	bp	27.5%	31.9%	(440)	bp
Restructuring and realignment costs	6	43	(86.0)%		14	52	(73.1)%
Special charges	—	11	—%		2	11	(81.8)%
Adjusted operating expenses	354	326	8.6%		701	665	5.4%
Adjusted operating expenses to revenue ratio	26.2%	28.1%	(190)	bp	26.9%	29.1%	(220)	bp
Operating income	160	54	196.3%		293	115	154.8%
Operating margin	11.8%	4.7%	710	bp	11.2%	5.0%	620	bp
Interest and other non-operating expense, net	24	19	26.3%		43	38	13.2%
Gain from sale of business	2	—	NM		2	—	NM
Income tax expense	25	4	525.0%		52	8	550.0%
Tax rate	18.5%	10.9%	760	bp	20.7%	10.4%	1,030	bp
Net income	$113	$31	264.5%		$200	$69	189.9%
NM - Not meaningful change
Revenue
Revenue generated during the three and six months ended June 30, 2021 was $1,351 million and $2,607 million, reflecting increases of $191 million, or 16.5%, and $324 million, or 14.2%, respectively, compared to the same prior year periods. On a constant currency basis, revenue grew 10.8% and 9.4% for the three and six months ended June 30, 2021. The increases on a constant currency basis were driven by organic revenue growth of $128 million and $219 million, respectively, reflecting strong organic growth across all major geographic regions and segments.
The following table illustrates the impact from organic growth, recent divestitures, and foreign currency translation in relation to revenue during the three and six months ended June 30, 2021:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2020 Revenue	$501		$337		$322		$1,160
Organic Growth	32	6.4%	59	17.5%	37	11.5%	128	11.0%
Divestitures	—	—%	—	—%	(3)	(0.9)%	(3)	(0.2)%
Constant Currency	32	6.4%	59	17.5%	34	10.6%	125	10.8%
Foreign currency translation (a)	36	7.2%	18	5.3%	12	3.7%	66	5.7%
Total change in revenue	68	13.6%	77	22.8%	46	14.3%	191	16.5%
2021 Revenue	$569		$414		$368		$1,351
(a)Foreign currency translation impact for the quarter due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Chinese Yuan, the British Pound and the Australian Dollar.

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2020 Revenue	$939		$675		$669		$2,283
Organic Growth	79	8.4%	103	15.3%	37	5.5%	219	9.6%
Divestitures	—	—%	—	—%	(5)	(0.7)%	(5)	(0.2)%
Constant Currency	79	8.4%	103	15.3%	32	4.8%	214	9.4%
Foreign currency translation (a)	60	6.4%	29	4.3%	21	3.1%	110	4.8%
Total change in revenue	139	14.8%	132	19.6%	53	7.9%	324	14.2%
2021 Revenue	$1,078		$807		$722		$2,607
(a)Foreign currency translation impact for the quarter due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Chinese Yuan, the Australian Dollar and the British Pound.
Water Infrastructure
Water Infrastructure revenue increased $68 million, or 13.6%, for the second quarter of 2021 (6.4% increase on a constant currency basis) as compared to the prior year. Revenue benefited from $36 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $32 million. Organic growth for the quarter was driven by strength in the industrial end market, particularly across the emerging markets and, to a lesser extent, in western Europe. Organic growth for the quarter was also driven by strength in the utility end market, primarily in western Europe where we saw strong demand in utilities' operational spending coupled with recovery from prior year COVID-19 impacts. Organic growth in the utility end market was marginally offset by declines in North America during the quarter.
From an application perspective, organic revenue growth for the second quarter was driven by our transport application. The transport application had strong revenue growth in the emerging markets, where the dewatering business in Latin America and Africa benefited from strong market conditions in mining during the quarter and Asia Pacific had strong revenue growth during the quarter, and in western Europe, where we had strong industrial and utility demand, positively impacted by COVID-19 recovery. Organic revenue growth from our transport application was partially offset by a modest decline in the treatment application, driven by the timing of project deliveries in the U.S. as compared to the prior year.
For the six months ended June 30, 2021, revenue increased $139 million, or 14.8% (8.4% increase on a constant currency basis) as compared to the prior year. Revenue benefited from $60 million of foreign currency translation during the six month period, with the change at constant currency coming entirely from organic growth of $79 million. Organic growth during the year was driven by strength in the both the utility and industrial end markets. Strength in the utility end market was led by western Europe, where utilities' operational spending continues to be strong, and in the emerging markets, where China benefited from healthy order intake coming into the year. Organic growth in the industrial end market was particularly strong across the emerging markets, which included growth from the COVID-19 recovery in Latin America and healthy order intake in China and Africa, and in western Europe.
From an application perspective, organic revenue growth during the six month period was primarily driven by our transport application. The transport application was driven by strong revenue growth across the emerging markets, where we benefited from healthy order intake in Asia Pacific and Africa and a favorable prior year comparison in Latin America, as well as growth from the COVID-19 recovery in western Europe. Organic revenue from our treatment application also contributed to the segment's growth during the period, driven by strength in the emerging markets, particularly in China, which was partially offset by the timing of project deliveries in the U.S. during the year.
Applied Water
Applied Water revenue increased $77 million, or 22.8%, for the second quarter of 2021 (17.5% increase on a constant currency basis) as compared to the prior year. Revenue benefited from $18 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $59 million. Organic growth for the quarter was driven by strength in every end market and across all major geographic regions, with particular strength in North America and western Europe.

From an application perspective, organic revenue growth in the second quarter was led by strength in the industrial water application which was primarily driven by market growth across the emerging markets, strong order intake in North America, with particular strength in specialty flow control applications (marine and food & beverage), and market recovery in western Europe, where the industry was more significantly impacted by the COVID-19 pandemic in the prior year. The residential building services application also had strong organic growth, primarily driven by western Europe, as market conditions recover from the COVID-19 pandemic, strength in North America, where we benefited from healthy backlog execution, and the emerging markets, specifically driven by strong second water supply business in China. The commercial building services application also contributed organic growth during the quarter, primarily driven by strength in the U.S. and western Europe, where the industry was more significantly impacted by the COVID-19 pandemic in the prior year.
For the six months ended June 30, 2021, revenue increased $132 million, or 19.6% (15.3% increase on a constant currency basis) as compared to the prior year. Revenue benefited from $29 million of foreign currency translation during the six month period, with the change at constant currency coming entirely from organic growth of $103 million. Organic growth during the period was driven by strength in every end market and across all major geographic regions.
From an application perspective, organic revenue growth during the six month period was led by strength in the industrial water application, which was primarily driven by market growth in the emerging markets, particularly in Asia Pacific where the industry was more significantly impacted by the COVID-19 pandemic in the first half of the prior year, strong order intake in North America and western Europe, reflecting recovery from the COVID-19 pandemic during the second quarter of the year. The residential building services application revenue also had strong organic growth during the first half of the year, primarily driven by the emerging markets where we experienced strong second water supply business and a favorable prior year comparison in China, as markets conditions recover from the COVID-19 pandemic. Strength in North America also contributed to the growth in the residential building services application, as we benefited from healthy backlog execution coming into the year, and market growth in western Europe during the period. The commercial building services application contributed organic growth during the first half of the year, primarily driven by strength in western Europe, North America and the emerging markets, particularly Asia Pacific.
Measurement & Control Solutions
Measurement & Control Solutions revenue increased $46 million, or 14.3%, for the second quarter of 2021 (10.6% increase on a constant currency basis) as compared to the prior year. Revenue benefited from $12 million of foreign currency translation, with the change at constant currency driven by organic growth of $37 million which was partially offset by reduced revenue related to divestiture impacts of $3 million. Organic revenue growth during the quarter was driven by strength in both the utility and industrial end markets and across all major geographic regions.
In order to simplify and focus the application discussion, beginning with the first quarter of 2021, we are aggregating the test application into the water application and the software as a service and other application into the water and energy applications, as applicable, as both of these sub-applications provide products and services to the broader, ultimate applications of water and energy. From an application perspective, organic revenue growth was driven by the timing of project deployments in the water application, coupled with COVID-19 recovery in the U.S. and western Europe during the quarter. The energy application experienced a modest decrease during the quarter, primarily driven project timing and supply chain constraints in the U.S.
For the six months ended June 30, 2021, revenue increased $53 million, or 7.9% (4.8% increase on a constant currency basis) as compared to the prior year. Revenue benefited from $21 million of foreign currency translation during the six month period, with the change at constant currency driven by organic growth of $37 million which was partially offset by reduced revenue related to divestiture impacts of $5 million. Organic revenue growth during the period was driven by strength in both end markets and across all major geographic regions, particularly in western Europe.
From an application perspective, organic revenue growth during the period was driven by the water application, particularly in the U.S. and western Europe, where regions benefited from a favorable prior year comparison during the period coupled with strong backlog execution. This organic revenue growth was partially offset by a decline in the energy application during the period driven by the gas business, where large project deployments in the U.S. during the prior year did not repeat and we experienced project delays driven by the COVID-19 pandemic during the year.

Orders / Backlog
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business. Orders received during the second quarter of 2021 were $1,660 million, an increase of $428 million, or 34.7%, over the prior year (28.7% increase on a constant currency basis). Orders received during the six months ended June 30, 2021 were $3,198 million, an increase of $705 million, or 28.3%, over the prior year (23.3% increase on a constant currency basis). Order intake benefited from $74 million and $123 million of foreign currency translation for the three and six months ended June 30, 2021, respectively. The increase on a constant currency basis was primarily driven by organic order growth of $355 million and $590 million for the three and six months ended June 30, 2021, respectively.
The following table illustrates the impact from organic growth, recent divestitures, and foreign currency translation in relation to orders during the three and six months ended June 30, 2021:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2020 Orders	$598		$326		$308		$1,232
Organic Growth	—	—%	140	42.9%	215	69.8%	355	28.8%
Divestitures	—	—%	—	—%	(1)	(0.3)%	(1)	(0.1)%
Constant Currency	—	—%	140	42.9%	214	69.5%	354	28.7%
Foreign currency translation (a)	41	6.9%	20	6.1%	13	4.2%	74	6.0%
Total change in orders	41	6.9%	160	49.1%	227	73.7%	428	34.7%
2021 Orders	$639		$486		$535		$1,660
(a)Foreign currency translation impact for the quarter due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Chinese Yuan, the British Pound and the Australian Dollar.

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2020 Orders	$1,112		$698		$683		$2,493
Organic Growth	70	6.3%	232	33.2%	288	42.2%	590	23.7%
Divestitures	—	—%	—	—%	(8)	(1.2)%	(8)	(0.4)%
Constant Currency	70	6.3%	232	33.2%	280	41.0%	582	23.3%
Foreign currency translation (a)	68	6.1%	33	4.7%	22	3.2%	123	4.9%
Total change in orders	138	12.4%	265	38.0%	302	44.2%	705	28.3%
2021 Orders	$1,250		$963		$985		$3,198
(a)Foreign currency translation impact for the quarter due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Chinese Yuan, the Australian Dollar and the British Pound.
Water Infrastructure
Water Infrastructure segment orders increased $41 million, or 6.9%, to $639 million (flat on a constant currency basis) for the second quarter of 2021 as compared to the prior year. Order growth for the quarter benefited from $41 million of foreign currency translation. Organic orders remained essentially flat during the quarter as strength in the treatment application, which was driven by strong order intake across all major geographies, was offset by decline in the transport application, which included a significant project order of greater than $100 million in India during the second quarter of 2020 that did not recur. Excluding the impact of the significant India order in 2020, the transport application had organic order growth driven by healthy market conditions in western Europe and North America during the quarter, including order growth in the dewatering business.

For the six months ended June 30, 2021, orders increased $138 million, or 12.4%, to $1,250 million (6.3% increase on a constant currency basis) as compared to the same prior year period. Order growth during the period benefited from $68 million of foreign currency translation. The order increase on a constant currency basis consisted primarily of organic order growth in the treatment application. Organic growth in the treatment application was driven by strength in North America, the emerging markets, particularly in China, and western Europe. Organic orders for the transport application also increased during the period, primarily driven by healthy market conditions in western Europe and North America which were partially offset by weakness in the emerging markets, where we had a significant project order of greater than $100 million in India during the second quarter of 2020 which more than offset strength in Latin America and Africa during period.
Applied Water
Applied Water segment orders increased $160 million, or 49.1%, to $486 million (42.9% increase on a constant currency basis) for the second quarter of 2021 as compared to the prior year. Order growth for the quarter benefited from $20 million of foreign currency translation. The order increase on a constant currency basis was driven by organic order growth across all end markets, primarily in the U.S., where we benefited from strong demand recovery, amplified by longer lead times for delivering product, and to a lesser extent, in western Europe and the emerging markets.
For the six months ended June 30, 2021, orders increased $265 million, or 38.0%, to $963 million (33.2% increase on a constant currency basis) as compared to the same prior year period. Order growth during the period benefited from $33 million of foreign currency translation. The order increase on a constant currency basis was driven by organic order growth across all end markets during the first half of the year, primarily in the U.S., where we benefited from strong demand, amplified by early ordering to mitigate longer lead times, and to a lesser extent, in western Europe and the emerging markets, particularly in China where order intake was weakened by COVID-19 impacts in the prior year.
Measurement & Control Solutions
Measurement & Control Solutions segment orders increased $227 million, or 73.7%, to $535 million (69.5% increase on a constant currency basis) for the second quarter of 2021 as compared to the prior year. Order growth for the quarter benefited from $13 million of foreign currency translation. The order increase on a constant currency basis consisted almost entirely of organic order growth of $215 million, or 69.8%. Organic order growth was led by the water application, which experienced strong order intake in the U.S., amplified by increased ordering due to component shortages, and benefited from a favorable comparison, driven by COVID-19 recovery, as well as strength in western Europe. Order intake in the energy application also grew organically during the quarter, primarily in North America where the gas business benefited from a favorable comparison, driven by COVID-19 recovery, coupled with project related ordering in the electric business during the quarter.
For the six months ended June 30, 2021, orders increased $302 million, or 44.2%, to $985 million (41.0% increase on a constant currency basis) as compared to the same prior year period. Order growth during the period benefited from $22 million of foreign currency translation. The order increase on a constant currency basis included organic order growth of $288 million, or 42.2%, which was partially offset by a $8 million reduction in orders related to divestiture impacts during the period. Organic order growth was led by the water application, which was driven by strong order intake in the U.S., amplified by increased ordering due to component shortages, and in western Europe, coupled with a favorable comparison, driven by COVID-19 recovery. Order intake in the energy application also grew organically during the first half of the year, primarily driven by large projects in North America.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays occur from time to time. Total backlog was $2,779 million at June 30, 2021, an increase of $766 million or 38.1%, as compared to June 30, 2020 backlog of $2,013 million, and an increase of $655 million or 30.8%, as compared to December 31, 2020 backlog of $2,124 million driven by the significant increase in orders in the year. We anticipate that approximately 50% of the backlog at June 30,

2021 will be recognized as revenue in the remainder of 2021. There were no significant order cancellations during the quarter.
Gross Margin
Gross margin as a percentage of revenue increased 110 and 180 basis points to 38.5% and 38.7% for the three and six months ended June 30, 2021, as compared to 37.4% and 36.9% for the comparative 2020 periods. The gross margin increase for both periods was primarily driven by cost reductions from our global procurement and productivity improvement initiatives and favorable volume, impacted by COVID-19 recovery, which were partially offset by cost inflation.
Operating Expenses
The following table presents operating expenses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2021	2020	Change		2021	2020	Change
Selling, general and administrative expenses ("SG&A")	$304	$288	5.6%		$605	$585	3.4%
SG&A as a % of revenue	22.5%	24.8%	(230)	bp	23.2%	25.6%	(240)	bp
Research and development expenses ("R&D")	53	44	20.5%		103	93	10.8%
R&D as a % of revenue	3.9%	3.8%	10	bp	4.0%	4.1%	(10)	bp
Restructuring and asset impairment charges	3	48	(93.8)%		9	50	(82.0)%
Operating expenses	$360	$380	(5.3)%		$717	$728	(1.5)%
Expense to revenue ratio	26.6%	32.8%	(620)	bp	27.5%	31.9%	(440)	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses increased by $16 million to $304 million, or 22.5% of revenue, in the second quarter of 2021, as compared to $288 million, or 24.8% of revenue, in the comparable 2020 period; and increased by $20 million to $605 million, or 23.2% of revenue, in the six months ended June 30, 2021, as compared to $585 million, or 25.6% of revenue, in the comparable 2020 period. The improvement in SG&A as a percent of revenue for both periods was primarily driven by cost reductions from our productivity, restructuring and other cost saving initiatives and decreased quality management costs, which were partially offset by cost inflation, additional investments in strategic growth initiatives and other costs.
Research and Development ("R&D") Expenses
R&D expense was $53 million, or 3.9% of revenue, in the second quarter of 2021, as compared to $44 million, or 3.8% of revenue, in the comparable 2020 period; and was $103 million, or 4.0% of revenue, in the six months ended June 30, 2021, as compared to $93 million, or 4.1% of revenue, in the comparable 2020 period.

Restructuring and Asset Impairment Charges
Restructuring
During the three and six months ended June 30, 2021, we recognized restructuring charges of $3 million and $8 million, respectively, of which $2 million and $6 million relate to actions previously announced in 2020. These charges included reduction of headcount across all segments and asset impairments within our Measurement & Control Solutions segment.
In response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic, in June 2020 management committed to a restructuring plan that includes actions across our businesses and functions globally. The plan is designed to support our long-term financial resilience, simplify our operations, strengthen our competitive positioning and better serve our customers. During the three and six months ended June 30, 2020, we recognized restructuring charges of $38 million and $40 million, respectively. These charges included reduction of headcount across all segments and asset impairments within our Measurement & Control Solutions segment.

The following is a roll-forward for the six months ended June 30, 2021 and 2020 of employee position eliminations associated with restructuring activities:

	2021	2020
Planned reductions - January 1	319	196
Additional planned reductions	72	579
Actual reductions and reversals	(202)	(115)
Planned reductions - June 30	189	660
The following table presents expected restructuring spend in 2021 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2021:
Total expected costs	$5	$—	$—	$—	$5
Costs incurred during Q1 2021	1	—	—	—	1
Costs incurred during Q2 2021	1	—	—	—	1
Total expected costs remaining	$3	$—	$—	$—	$3

Actions Commenced in 2020:
Total expected costs	$25	$8	$33	$2	$68
Costs incurred during 2020	19	4	30	—	53
Costs incurred during Q1 2021	2	1	1	—	4
Costs incurred during Q2 2021	2	—	—	—	2
Total expected costs remaining	$2	$3	$2	$2	$9
The Water Infrastructure actions commenced in 2021 consist primarily of severance charges. These actions are expected to continue through the second quarter of 2022.
The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2020 consist primarily of severance charges across segments and asset impairment charges in our Measurement & Control Solutions segment. These actions are expected to continue through the second quarter of 2022.
During the second quarter of 2020 the discontinuance of a product line resulted in $17 million of asset impairments, primarily related to customer relationships, trademarks and fixed assets within our Measurement & Control Solutions segment.
We currently expect to incur between $15 million and $25 million in restructuring costs for the full year. These restructuring charges are primarily related to actions taken in response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic as well as other efforts to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. We expect to realize between $33 million and $35 million of incremental net savings in 2021 from restructuring actions initiated in 2020. As a result of all of the actions taken and expected to be taken in 2021, we anticipate between $1 million and $3 million of total net savings to be realized during 2021.
Asset Impairment
During the second quarter of 2020 we determined that internally developed in-process software within our Measurement & Control Solutions segment was impaired as a result of actions taken to prioritize strategic investments. Accordingly, we recognized an impairment charge of $10 million. Refer to Note 7, "Goodwill and Other Intangible Assets," for additional information.
Operating Income
Operating income during the second quarter of 2021 was $160 million, reflecting an increase of 196.3% compared to $54 million in the second quarter of 2020. Operating margin was 11.8% for the second quarter of 2021 versus 4.7% for the comparable period in 2020, an increase of 710 basis points. Operating margin benefited from a decrease in restructuring and realignment costs of $37 million as compared to the second quarter of 2020 and special charges of $11 million incurred during 2020 that did not recur. Excluding the impact of these items, adjusted operating income was $166 million with an adjusted operating margin of 12.3% in the second quarter of 2021 as compared to adjusted operating income of $108 million with an adjusted operating margin of 9.3% in the second quarter of 2020. The increase in adjusted operating margin was primarily due to cost reductions from our productivity, restructuring and other cost saving initiatives and favorable volume, impacted by COVID-19 recovery. These impacts were partially offset by cost inflation and increased spending on strategic investments.
Operating income for the six months ended June 30, 2021 was $293 million, reflecting an increase of 154.8% compared to $115 million in 2020. Operating margin was 11.2% for the six months ended June 30, 2021 versus 5.0% for the comparable period in 2020, an increase of 620 basis points. Operating margin benefited from a decrease in restructuring and realignment costs of $38 million and a decrease in special charges of $9 million as compared to 2020. Excluding the impact of these items, adjusted operating income was $309 million with an adjusted operating margin of 11.9% for the six months ended June 30, 2021 as compared to adjusted operating income of $178 million with an adjusted operating margin of 7.8% in 2020. The increase in adjusted operating margin was primarily due to cost reductions from our productivity, restructuring and other cost saving initiatives and favorable volume, impacted by COVID-19 recovery. These impacts were partially offset by cost inflation and increased spending on strategic investments.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2021	2020	Change		2021	2020	Change
Water Infrastructure
Operating income	$93	$73	27.4%		$164	$112	46.4%
Operating margin	16.3%	14.6%	170	bp	15.2%	11.9%	330	bp
Restructuring and realignment costs	4	8	(50.0)%		9	13	(30.8)%
Adjusted operating income	$97	$81	19.8%		$173	$125	38.4%
Adjusted operating margin	17.0%	16.2%	80	bp	16.0%	13.3%	270	bp
Applied Water
Operating income	$64	$41	56.1%		$130	$88	47.7%
Operating margin	15.5%	12.2%	330	bp	16.1%	13.0%	310	bp
Restructuring and realignment costs	2	4	(50.0)%		3	6	(50.0)%
Special charges	—	—	—%		1	—	NM
Adjusted operating income	$66	$45	46.7%		$134	$94	42.6%
Adjusted operating margin	15.9%	13.4%	250	bp	16.6%	13.9%	270	bp
Measurement & Control Solutions
Operating income (loss)	$13	$(46)	128.3%		$22	$(58)	137.9%
Operating margin	3.5%	(14.3)%	1,780	bp	3.0%	(8.7)%	1,170	bp
Restructuring and realignment costs	—	31	NM		2	33	(93.9)%
Special charges	—	10	NM		—	10	NM
Adjusted operating income (loss)	$13	$(5)	360.0%		$24	$(15)	260.0%
Adjusted operating margin	3.5%	(1.6)%	510	bp	3.3%	(2.2)%	550	bp
Corporate and other
Operating loss	$(10)	$(14)	(28.6)%		$(23)	$(27)	(14.8)%
Special charges	—	1	NM		1	1	—%
Adjusted operating loss	$(10)	$(13)	(23.1)%		$(22)	$(26)	(15.4)%
Total Xylem
Operating income	$160	$54	196.3%		$293	$115	154.8%
Operating margin	11.8%	4.7%	710	bp	11.2%	5.0%	620	bp
Restructuring and realignment costs	6	43	(86.0)%		14	52	(73.1)%
Special charges	—	11	NM		2	11	(81.8)%
Adjusted operating income	$166	$108	53.7%		$309	$178	73.6%
Adjusted operating margin	12.3%	9.3%	300	bp	11.9%	7.8%	410	bp
NM - Not meaningful percentage change
Water Infrastructure
Operating income for our Water Infrastructure segment increased $20 million, or 27.4%, for the second quarter of 2021 compared to the prior year, with operating margin also increasing from 14.6% to 16.3%. Operating margin benefited from a decrease in restructuring and realignment costs of $4 million during the quarter. Excluding these restructuring and realignment costs, adjusted operating income increased $16 million, or 19.8%, with adjusted operating margin increasing from 16.2% to 17.0%. The increase in adjusted operating margin for the quarter was primarily due to cost reductions from our productivity, restructuring and other cost saving initiatives, favorable volume and decreased inventory management costs. These impacts were partially offset by cost inflation, increased spending on strategic investments, increased employee-related costs and negative foreign currency impacts.

For the six months ended June 30, 2021, operating income for our Water Infrastructure segment increased $52 million, or 46.4%, as compared to the prior year, with operating margin also increasing from 11.9% to 15.2%. Operating margin benefited from a decrease in restructuring and realignment costs of $4 million in 2021. Excluding these restructuring and realignment costs, adjusted operating income increased $48 million, or 38.4%, with adjusted operating margin increasing from 13.3% to 16.0%. The increase in adjusted operating margin during the period was primarily due to cost reductions from our productivity, restructuring and other cost saving initiatives and favorable volume. These impacts were partially offset by cost inflation, increased spending on strategic investments, increased employee-related costs and other lesser impacts.
Applied Water
Operating income for our Applied Water segment increased $23 million, or 56.1%, for the second quarter of 2021 compared to the prior year, with operating margin also increasing from 12.2% to 15.5%. Operating margin benefited from a decrease in restructuring and realignment costs of $2 million during the quarter. Excluding these restructuring and realignment costs, adjusted operating income increased $21 million, or 46.7%, with adjusted operating margin increasing from 13.4% to 15.9%. The increase in adjusted operating margin for the quarter was primarily due to favorable volume, impacted by COVID-19 recovery, and cost reductions from our productivity, restructuring and other cost saving initiatives. These impacts were partially offset by cost inflation, increased logistics costs, increased employee-related costs and increased spending on strategic investments.
For the six months ended June 30, 2021, operating income for our Applied Water segment increased $42 million, or 47.7%, as compared to the prior year, with operating margin also increasing from 13.0% to 16.1%. Operating margin benefited from a decrease in restructuring and realignment costs of $3 million during the year which was partially offset by $1 million of special charges incurred in 2021. Excluding these items, adjusted operating income increased $40 million, or 42.6%, with adjusted operating margin increasing from 13.9% to 16.6%. The increase in adjusted operating margin during the period was primarily due to cost reductions from our productivity, restructuring and other cost saving initiatives and favorable volume, impacted by COVID-19 recovery. These impacts were partially offset by cost inflation, increased logistics costs, increased spending on strategic investments and increased employee-related costs.
Measurement & Control Solutions
Operating income for our Measurement & Control Solutions segment increased $59 million, or 128.3%, for the second quarter of 2021 compared to the prior year, with operating margin increasing from (14.3)% to 3.5%. Operating margin benefited from $31 million of restructuring and realignment costs and $10 million of special charges that were incurred during 2020 that did not recur during the quarter. Excluding these items, adjusted operating income increased $18 million, or 360.0%, with adjusted operating margin increasing from (1.6)% to 3.5%. The increase in adjusted operating margin for the quarter was primarily due to cost reductions from our restructuring, productivity and other cost saving initiatives, favorable volume, impacted by COVID-19 recovery, and favorable mix. These impacts were partially offset by cost inflation, increased spending on strategic investments and increased employee-related costs.
For the six months ended June 30, 2021, operating income for our Measurement & Control Solutions segment increased $80 million, or 137.9%, as compared to the prior year, with operating margin increasing from (8.7)% to 3.0%. Operating margin benefited from a decrease in restructuring and realignment costs of $31 million during the year and $10 million of special charges incurred in 2020 that did not recur. Excluding these items, adjusted operating income increased $39 million, or 260.0%, with adjusted operating margin increasing from (2.2)% to 3.3%. The increase in adjusted operating margin during the period was primarily due to cost reductions from our restructuring, productivity and other cost saving initiatives, decreased quality management costs, primarily due to a specific warranty charge recorded during the prior year that did not recur related to a firmware issue that was identified and addressed timely, favorable volume, driven by COVID-19 recovery and favorable mix. These impacts were partially offset by cost inflation, increased spending on strategic investments, increased employee-related costs and other lesser impacts.
Corporate and other
Operating loss for corporate and other decreased $4 million, or 28.6%, during the second quarter of 2021 compared to the prior year period. For the six months ended June 30, 2021, operating loss for corporate and other decreased $4 million, or 14.8%, compared to the same prior year period. The decreases in cost are driven by reduced costs related to COVID-19 initiatives.

Interest Expense
Interest expense was $21 million and $42 million for the three and six months ended June 30, 2021 and $18 million and $34 million for the three and six months ended June 30, 2020. The increase in interest expense for both periods is primarily driven by the issuance of our Green Bond during the second quarter of 2020. See Note 10, "Credit Facilities and Debt", of our condensed consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for the three months ended June 30, 2021 was $25 million resulting in an effective tax rate of 18.5%, compared to a $4 million expense resulting in an effective tax rate of 10.9% for the same period in 2020. The income tax provision for the six months ended June 30, 2021 was $52 million resulting in an effective tax rate of 20.7%, compared to a $8 million expense resulting in an effective tax rate of 10.4% for the same period in 2020. The effective tax rate for the three and six month periods ended June 30, 2021 was lower than the U.S. federal statutory rate primarily due to favorable earnings mix, partially offset by the Global Intangible Low Taxed Income ("GILTI") inclusion. Additionally, the effective tax rate for the three and six month periods ended June 30, 2021 differ from the same periods in 2020 due to unfavorable earnings mix as compared to the prior year and favorable equity compensation deductions in the prior year. The effective tax rate for the six month period ended June 30, 2021 differs from the same period in 2020 due to the impact of tax settlements in the current period.

Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Six Months Ended
	June 30,
(In millions)	2021	2020	Change
Operating activities	$206	$179	$27
Investing activities	(69)	(88)	19
Financing activities	(162)	774	(936)
Foreign exchange (a)	(10)	(12)	2
Total	$(35)	$853	$(888)
(a)The impact is primarily due to the strengthening of the Canadian Dollar, the Chinese Yuan, the Russian Ruble and various other currencies against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
Net cash provided by operating activities was $206 million for the six months ended June 30, 2021 as compared to $179 million in the comparable prior year period. This increase was primarily driven by increased net cash earnings, partially offset by higher tax payments and increased working capital levels to support year-over-year growth.
Investing Activities
Cash used in investing activities was $69 million for the six months ended June 30, 2021 as compared to $88 million in the comparable prior year period. This decrease in cash used of $19 million was mainly driven by lower spending on capital expenditures compared to the prior year.
Financing Activities
Cash used by financing activities was $162 million for the six months ended June 30, 2021 as compared to cash generated of $774 million in the comparable prior year period. This net decrease in cash generated by financing activities during the period was primarily driven by the issuance of our Green Bond and higher levels of short-term debt during the prior year period, partially offset by the repayment of short-term debt during 2020 and an increase in share repurchase activity of $8 million.

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
We monitor our global funding requirements and seek to meet our liquidity needs on a cost-effective basis. As of June 30, 2021, the COVID-19 pandemic has not materially impacted our borrowing costs or other costs of capital, however the future impact of the COVID-19 pandemic is uncertain and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.
We have considered the impacts of the COVID-19 pandemic on our liquidity and capital resources and do not currently expect it to impact our ability to meet future liquidity needs or continue to comply with debt covenants. Based on our current global cash positions, cash flows from operations and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements and service debt and other obligations in both the U.S. and outside of the U.S. during the year. In addition, we believe our existing committed credit facilities and access to the public debt markets would provide further liquidity if required. Currently, we have available liquidity of approximately $2.6 billion, consisting of $1.8 billion of cash and $800 million of available credit facilities as disclosed in Note 10, "Credit Facilities and Debt", of our condensed consolidated financial statements. Our debt repayment obligations in 2021 consist of $600 million in Senior Notes, which we expect to pay out of cash. Our next long-term debt maturity is March 2023.
Risk related to these items are described in our risk factor disclosures referenced under “Item 1A. Risk Factors" in our 2020 Annual Report.
Credit Facilities & Long-Term Contractual Commitments
See Note 10, "Credit Facilities and Debt", of our condensed consolidated financial statements for a description of our credit facilities and long-term debt.
Non-U.S. Operations
We generated approximately 56% of our revenue from non-U.S. operations for both the three and six months ended June 30, 2021 and approximately 51% and 50% for the three and six months ended June 30, 2020, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the U.S., we expect to continue to generate significant revenue from non-U.S. operations and expect that a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost-effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations. As of June 30, 2021, we have provided a deferred tax liability of $6 million for net foreign withholding taxes and state income taxes on $235 million of earnings expected to be repatriated to the U.S. parent as deemed necessary in the future.

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
In the third quarter of 2020, management updated forecasts of future cash flows for the Advanced Infrastructure Analytics ("AIA") businesses, which reflected significant negative volume impacts from the COVID-19 pandemic, primarily on our assessment services business. Our ongoing investment in the AIA businesses also continues to impact near-term profitability. Based on these factors, we determined that there were indicators that the AIA reporting unit’s goodwill may be impaired, and accordingly, we performed an interim goodwill impairment test as of July 1, 2020. The results of the impairment test showed that the fair value of the AIA reporting unit was lower than the carrying value, resulting in a $58 million goodwill impairment charge. As of June 30, 2021, the remaining goodwill balance in our AIA reporting unit after recording the goodwill impairment charge was $112 million.
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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended June 30, 2021:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
4/1/21 - 4/30/21	—	—	—	$228
5/1/21 - 5/31/21	—	—	—	$228
6/1/21 - 6/30/21	—	—	—	$228
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three months ended June 30, 2021. There are up to $228 million in shares that may still be purchased under this plan as of June 30, 2021.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.             OTHER INFORMATION
None.

ITEM 6.             EXHIBITS
See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number		Description	Location

3.1		Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2		Fourth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.2 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

10.1	#	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement for Certain Executives and Executive Officers as Approved by the Leadership Development & Compensation Committee	Filed herewith.

31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

101.0	The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
104.0		The cover page from Xylem Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2021 formatted in Inline XBRL and contained in Exhibit 101.0.

# Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri McShane
Geri McShane
Vice President, Controller and Chief Accounting Officer

August 3, 2021