Form 10-Q
period 2021-09-30
Xylem Inc.
filed 2021-11-02
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of October 29, 2021, there were 180,325,272 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Nine Months
For the periods ended September 30,	2021	2020	2021	2020
Revenue	$1,265	$1,220	$3,872	$3,503
Cost of revenue	793	759	2,390	2,199
Gross profit	472	461	1,482	1,304
Selling, general and administrative expenses	273	266	878	851
Research and development expenses	49	45	152	138
Restructuring and asset impairment (recoveries) charges	(2)	19	7	69
Goodwill impairment charge	—	58	—	58
Operating income	152	73	445	188
Interest expense	21	22	63	56
Other non-operating income (expense), net	2	(1)	1	(5)
Gain from sale of business	—	—	2	—
Income before taxes	133	50	385	127
Income tax expense	19	13	71	21
Net income	$114	$37	$314	$106
Earnings per share:
Basic	$0.63	$0.20	$1.74	$0.59
Diluted	$0.63	$0.20	$1.73	$0.58
Weighted average number of shares:
Basic	180.2	180.0	180.2	180.1
Diluted	181.6	181.0	181.5	181.0
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Nine Months
For the periods ended September 30,	2021	2020	2021	2020
Net income	$114	$37	$314	$106
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	(19)	(10)	10	(53)
Net change in derivative hedge agreements:
Unrealized gain (loss)	(1)	4	(8)	8
Amount of loss (gain) reclassified into net income	2	(2)	—	1
Net change in post-retirement benefit plans:
Amortization of prior service credit	(1)	(1)	(2)	(3)
Amortization of net actuarial loss into net income	6	5	17	15
Other comprehensive income (loss), before tax	(13)	(4)	17	(32)
Income tax expense (benefit) related to items of other comprehensive income (loss)	11	(17)	26	(10)
Other comprehensive income (loss), net of tax	(24)	13	(9)	(22)
Comprehensive income	$90	$50	$305	$84
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	(1)
Comprehensive income attributable to Xylem	$90	$50	$305	$85
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$1,255	$1,875
Receivables, less allowances for discounts, returns and credit losses of $43 and $46 in 2021 and 2020, respectively	973	923
Inventories	679	558
Prepaid and other current assets	150	167
Total current assets	3,057	3,523
Property, plant and equipment, net	618	657
Goodwill	2,816	2,854
Other intangible assets, net	1,037	1,093
Other non-current assets	623	623
Total assets	$8,151	$8,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$577	$569
Accrued and other current liabilities	737	787
Short-term borrowings and current maturities of long-term debt	—	600
Total current liabilities	1,314	1,956
Long-term debt	2,455	2,484
Accrued post-retirement benefits	492	519
Deferred income tax liabilities	270	242
Other non-current accrued liabilities	518	573
Total liabilities	5,049	5,774
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 195.5 shares and 194.9 shares in 2021 and 2020, respectively	2	2
Capital in excess of par value	2,077	2,037
Retained earnings	2,092	1,930
Treasury stock – at cost 15.2 shares and 14.5 shares in 2021 and 2020, respectively	(656)	(588)
Accumulated other comprehensive loss	(422)	(413)
Total stockholders’ equity	3,093	2,968
Non-controlling interests	9	8
Total equity	3,102	2,976
Total liabilities and stockholders’ equity	$8,151	$8,750
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

For the nine months ended September 30,	2021	2020
Operating Activities
Net income	$314	$106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	90	88
Amortization	96	101
Share-based compensation	25	19
Restructuring and asset impairment charges	7	69
Goodwill impairment charge	—	58
Gain from sale of business	(2)	—
Other, net	3	33
Payments for restructuring	(21)	(25)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(78)	43
Changes in inventories	(135)	(48)
Changes in accounts payable	19	(91)
Changes in accrued taxes	—	(5)
Other, net	—	106
Net Cash – Operating activities	318	454
Investing Activities
Capital expenditures	(127)	(136)
Proceeds from sale of business	2	—
Proceeds from the sale of property, plant and equipment	1	1
Cash paid for investments	—	(200)
Other, net	11	9
Net Cash – Investing activities	(113)	(326)
Financing Activities
Short-term debt issued, net	—	359
Short-term debt repaid	—	(600)
Long-term debt issued, net	—	985
Long-term debt repaid	(600)	—
Repurchase of common stock	(68)	(61)
Proceeds from exercise of employee stock options	15	10
Dividends paid	(152)	(142)
Other, net	(1)	(1)
Net Cash – Financing activities	(806)	550
Effect of exchange rate changes on cash	(19)	—
Net change in cash and cash equivalents	(620)	678
Cash and cash equivalents at beginning of year	1,875	724
Cash and cash equivalents at end of period	$1,255	$1,402
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$83	$46
Income taxes (net of refunds received)	$71	$27
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

Note 2. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Revenue from contracts with customers	$1,214	$1,170	$3,726	$3,358
Lease Revenue	51	50	146	145
Total	$1,265	$1,220	$3,872	$3,503

The following table reflects revenue from contracts with customers by application. The table below also reflects updates to the aggregation of applications to simplify and focus presentation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Water Infrastructure
Transport	$390	$374	$1,173	$1,042
Treatment	106	100	306	276

Applied Water*
Commercial Building Services	152	136	454	406
Residential Building Services	71	67	211	171
Industrial Water	177	161	542	462

Measurement & Control Solutions
Water	253	254	824	759
Energy	65	78	216	242

Total	$1,214	$1,170	$3,726	$3,358
*Items in the prior year footnote disclosures for Applied Water were reclassified to conform to the current presentation.

The following table reflects revenue from contracts with customers by geographical region. The presentation of geographic regions below has been updated to better align to how management currently focuses on revenue and growth platforms by geographic region. There has been no change to the Company's reportable segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Water Infrastructure
United States	$137	$142	$402	$407
Western Europe	175	163	538	462
Emerging Markets (a)	137	124	391	319
Other	47	45	148	130

Applied Water
United States	197	185	593	559
Western Europe	90	83	281	227
Emerging Markets (a)	81	69	240	181
Other	32	27	93	72

Measurement & Control Solutions
United States	189	202	625	636
Western Europe	59	58	202	172
Emerging Markets (a)	46	45	141	125
Other	24	27	72	68

Total	$1,214	$1,170	$3,726	$3,358

(a)Emerging Markets includes results from the following regions: Eastern Europe, the Middle East and Africa, Latin America and Asia Pacific (excluding Japan, Australia and New Zealand, which are presented in "Other")

Contract Balances
We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to costs incurred to perform in advance of scheduled billings. Contract liabilities relate to payments received in advance of performance under the contracts. Changes in contract assets and liabilities are due to our performance under the contract.

The table below provides contract assets, contract liabilities, and significant changes in contract assets and liabilities:

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2020	$106	$135
Additions, net	95	98
Revenue recognized from opening balance	—	(83)
Billings transferred to accounts receivable	(89)	—
Other	—	(1)
Balance at September 30, 2020	$112	$149

Balance at January 1, 2021	$117	$166
Additions, net	99	109
Revenue recognized from opening balance	—	(106)
Billings transferred to accounts receivable	(85)	—
Other	(1)	(2)
Balance at September 30, 2021	$130	$167
(a)Excludes receivable balances, which are disclosed on the Condensed Consolidated Balance Sheets

Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of September 30, 2021, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $489 million. We expect to recognize the majority of revenue upon the completion of satisfying these performance obligations in the following 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 3. Restructuring and Asset Impairment Charges
Restructuring
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position itself. During the three and nine months ended September 30, 2021, we recognized net restructuring recoveries of $(2) million and $6 million, respectively, of which $(2) million and $4 million relate to actions previously announced in 2020 and prior. These charges included reduction of headcount across all segments, asset impairments within our Measurement & Control Solutions segment and accrual recoveries in our Measurement & Control Solutions segment.
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

The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
By component:
Severance and other charges	$1	$8	$9	$31
Asset impairment	—	—	1	17
Other restructuring charges	—	1	—	1
Reversal of restructuring accruals	(3)	(1)	(4)	(1)
Total restructuring charges	$(2)	$8	$6	$48
Asset impairment charges	—	11	1	21
Total restructuring and asset impairment charges	$(2)	$19	$7	$69

By segment:
Water Infrastructure	$—	$6	$7	$14
Applied Water	1	1	2	3
Measurement & Control Solutions	(3)	12	(2)	52
The following table displays a roll-forward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within "Accrued and other current liabilities" and "Other non-current accrued liabilities", for the nine months ended September 30, 2021 and 2020:

(in millions)	2021	2020
Restructuring accruals - January 1	$29	$27
Restructuring charges,net	6	48
Cash payments	(21)	(25)
Asset impairment	(1)	(17)
Foreign currency and other	(2)	—
Restructuring accruals - September 30	$11	$33

By segment:
Water Infrastructure	$1	$5
Applied Water	2	1
Measurement & Control Solutions	6	22
Regional selling locations (a)	2	4
Corporate and other	—	1
(a)Regional selling locations consist primarily of selling and marketing organizations and related support services that incurred restructuring expense that was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following table presents expected restructuring spend in 2021 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2021:
Total expected costs	$4	$—	$—	$—	$4
Costs incurred during Q1 2021	1	—	—	—	1
Costs incurred during Q2 2021	1	—	—	—	1
Costs incurred during Q3 2021	—	—	—	—	—
Total expected costs remaining	$2	$—	$—	$—	$2

Actions Commenced in 2020:
Total expected costs	$23	$7	$31	$—	$61
Costs incurred during 2020	19	4	30	—	53
Costs incurred during Q1 2021	2	1	1	—	4
Costs incurred during Q2 2021	2	—	—	—	2
Costs incurred during Q3 2021	—	1	—	—	1
Total expected costs remaining	$—	$1	$—	$—	$1
During the third quarter of 2021, we recorded an adjustment of $3 million to decrease the liability within the Measurement & Control Solutions segment, related to 2019 actions. As a result of this adjustment, the estimated total cost of the 2019 actions decreased to $24 million for the Measurement & Control Solutions segment. The 2019 actions are complete.
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

The income tax provision for the three months ended September 30, 2021 was $19 million resulting in an effective tax rate of 13.9%, compared to a $13 million expense resulting in an effective tax rate of 26.2% for the same period in 2020. The income tax provision for the nine months ended September 30, 2021 was $71 million resulting in an effective tax rate of 18.3%, compared to a $21 million expense resulting in an effective tax rate of 16.6% for the same period in 2020. The effective tax rate for the three and nine month periods ended September 30, 2021 was lower than the U.S. federal statutory rate primarily due to favorable earnings mix, partially offset by the Global Intangible Low Taxed Income ("GILTI") inclusion. Additionally, the effective tax rate for the three and nine month periods ended September 30, 2020 differ from the U.S. federal statutory rate primarily due to the mix of earnings in foreign jurisdictions, partially offset by the GILTI inclusion and goodwill impairment charge.
Unrecognized Tax Benefits
During 2019, Xylem’s Swedish subsidiary received a tax assessment for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. The assessment asserts an aggregate amount of approximately $80 million for tax, penalties and interest. Xylem filed an appeal with the Administrative Court of Stockholm. Management, in consultation with external legal advisors, believes it is more likely than not that Xylem will prevail on the proposed assessment and is vigorously defending our position through litigation. As of September 30, 2021, we have not recorded any unrecognized tax benefits related to this uncertain tax position.

Note 5. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (in millions)	$114	$37	$314	$106
Shares (in thousands):
Weighted average common shares outstanding	180,221	180,006	180,182	180,031
Add: Participating securities (a)	15	16	21	24
Weighted average common shares outstanding — Basic	180,236	180,022	180,203	180,055
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	949	656	880	648
Dilutive effect of restricted stock units and performance share units	457	290	405	253
Weighted average common shares outstanding — Diluted	181,642	180,968	181,488	180,956
Basic earnings per share	$0.63	$0.20	$1.74	$0.59
Diluted earnings per share	$0.63	$0.20	$1.73	$0.58
(a)Restricted stock unit awards containing rights to non-forfeitable dividends that participate in undistributed earnings with common stockholders are considered participating securities for purposes of computing earnings per share.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Stock options	1,031	1,699	1,169	1,611
Restricted stock units	251	408	285	387
Performance share units	315	334	338	311

Note 6. Inventories
The components of total inventories are summarized as follows:

(in millions)	September 30, 2021	December 31, 2020
Finished goods	$252	$221
Work in process	62	49
Raw materials	365	288
Total inventories	$679	$558

Note 7. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2021 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Balance as of January 1, 2021	$668	$529	$1,657	$2,854
Activity in 2021
Foreign currency and other	(7)	(9)	(22)	(38)
Balance as of September 30, 2021	$661	$520	$1,635	$2,816
As of September 30, 2021, goodwill included an accumulated impairment loss of $206 million within the Measurement & Control Solutions segment.
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

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	September 30, 2021			December 31, 2020
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$935	$(446)	$489	$941	$(410)	$531
Proprietary technology and patents	204	(140)	64	206	(131)	75
Trademarks	142	(70)	72	143	(63)	80
Software	535	(293)	242	500	(265)	235
Other	21	(19)	2	21	(18)	3
Indefinite-lived intangibles	168	—	168	169	—	169
Other Intangibles	$2,005	$(968)	$1,037	$1,980	$(887)	$1,093
Amortization expense related to finite-lived intangible assets was $31 million and $96 million for the three and nine month periods ended September 30, 2021, respectively, and $33 million and $101 million for the three and nine month periods ended September 30, 2020, respectively.
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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $130 million and $0 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, purchase Polish Zloty and sell Euro, purchase U.S. Dollar and sell Canadian Dollar, and to sell Canadian Dollar and purchase Euro. The purchased notional amounts associated with these currency derivatives are $47 million, $42 million, $17 million, $7 million, $7 million and $5 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross-Currency Swaps
Beginning in 2015, we entered into cross-currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019 and third quarter of 2020 we entered into additional cross-currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $1,184 million and $1,249 million as of September 30, 2021 and December 31, 2020, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $579 million and $610 million as of September 30, 2021 and December 31, 2020, respectively, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) gain recognized in OCI	$(1)	$4	$(8)	$7
Amount of loss (gain) reclassified from OCI into revenue	2	(2)	1	—
Amount of (gain) loss reclassified from OCI into cost of revenue	—	—	(1)	2

Net Investment Hedges
Cross-Currency Swaps
Amount of gain (loss) recognized in OCI	$27	$(53)	$59	$(30)
Amount of income recognized in Interest Expense	6	5	$16	$14
Foreign Currency Denominated Debt
Amount of gain (loss) recognized in OCI	$12	$(21)	$32	$(26)
As of September 30, 2021, $5 million of net losses on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of September 30, 2021, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.

The fair values of our derivative contracts currently included in our hedging program were as follows:

(in millions)	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments
Assets
Net Investment Hedges
Other non-current assets	$1	$—
Liabilities
Cash Flow Hedges
Other current liabilities	$(4)	$—
Net Investment Hedges
Other non-current accrued liabilities	$(55)	$(117)
The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $598 million and $640 million as of September 30, 2021 and December 31, 2020, respectively.

Note 9. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

(in millions)	September 30, 2021	December 31, 2020
Compensation and other employee-benefits	$246	$258
Customer-related liabilities	189	186
Accrued taxes	77	103
Lease liabilities	70	63
Accrued warranty costs	46	54
Other accrued liabilities	109	123
Total accrued and other current liabilities	$737	$787

Note 10. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	September 30, 2021	December 31, 2020
4.875% Senior Notes due 2021 (a)	$—	$600
2.250% Senior Notes due 2023 (a)	580	612
3.250% Senior Notes due 2026 (a)	500	500
1.950% Senior Notes due 2028 (a)	500	500
2.250% Senior Notes due 2031 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Debt issuance costs and unamortized discount (b)	(25)	(28)
Total debt	2,455	3,084
Less: short-term borrowings and current maturities of long-term debt	—	600
Total long-term debt	$2,455	$2,484
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2021 was $0 million and $620 million as of September 30, 2021 and December 31, 2020, respectively. The fair value of our Senior Notes due 2023 was $598 million and $640 million as of September 30, 2021 and December 31, 2020, respectively. The fair value of our Senior Notes due 2026 was $545 million and $563 million as of September 30, 2021 and December 31, 2020 respectively. The fair value of our Senior Notes due 2028 was $505 million and $529 million as of September 30, 2021 and December 31, 2020, respectively. The fair value of our Senior Notes due 2031 was $503 million and $527 million as of September 30, 2021 and December 31, 2020, respectively. The fair value of our Senior Notes due 2046 was $481 million and $496 million as of September 30, 2021 and December 31, 2020, respectively.
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
Interest on the Green Bond is payable on January 30 and July 30 of each year. As of September 30, 2021, we are in compliance with all covenants for the Green Bond.
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
Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of September 30, 2021, we are in compliance with all covenants for the Senior Notes.
On October 1st, 2021 our Senior Notes due 2021 were settled with cash on hand for a total of $600 million.
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
On June 22, 2020, Xylem entered into Amendment No. 1 to the 2019 Credit Facility (the "Amendment") which modified the financial covenant from a test based on the maximum leverage ratio (defined as consolidated total debt to consolidated EBITDA) to a test based on the net leverage ratio (defined as consolidated total debt less unrestricted cash and cash equivalents to consolidated EBITDA). This modification is effective through the quarter ending September 30, 2021, after which the covenant will revert back to the prior maximum leverage ratio test. The Amendment also restricted stock repurchases until March 31, 2021, except for shares of common stock in an amount not to exceed the number of shares issued after the date of the Amendment, subject to customary exceptions. As of September 30, 2021, the 2019 Credit Facility was undrawn and we are in compliance with all revolver covenants.
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $800 million inclusive of the 2019 Credit Facility. As of September 30, 2021 and December 31, 2020, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.
Euro Commercial Paper Program
On June 3, 2019, Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $580 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of September 30, 2021 and December 31, 2020, none of the Company's Euro commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.

Note 11. Post-retirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Domestic defined benefit pension plans:
Service cost	$1	$—	$2	$2
Interest cost	—	1	2	3
Expected return on plan assets	(2)	(1)	(5)	(5)
Amortization of net actuarial loss	1	—	3	2
Net periodic benefit cost	$—	$—	$2	$2
International defined benefit pension plans:
Service cost	$4	$3	$11	$9
Interest cost	2	3	8	11
Expected return on plan assets	(3)	(4)	(10)	(10)
Amortization of net actuarial loss	5	4	13	10
Net periodic benefit cost	$8	$6	$22	$20
Total net periodic benefit cost	$8	$6	$24	$22
The components of net periodic benefit cost, other than the service cost component, are included in the line item "Other non-operating expense, net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other post-retirement employee benefit plans was less than $1 million, including net credits recognized into other comprehensive income of less than $1 million, for both the three and nine months ended September 30, 2021 and 2020, respectively.
We contributed $16 million and $19 million to our defined benefit plans during the nine months ended September 30, 2021 and 2020, respectively. Additional contributions ranging between approximately $4 million and $8 million are expected to be made during the remainder of 2021.
During the first quarter of 2020, the Company purchased a bulk annuity policy with an insurance company for its largest defined benefit plan in the U.K., as a plan asset, to facilitate the termination and buy-out of the plan. The bulk annuity fully insures the benefits payable to the participants of the plan until a full buy-out of the plan can be executed, which is expected to occur in 2022. Included in the Company's nine months ended September 30, 2020 contributions is $5 million paid to meet the shortfall between the cost of the bulk annuity policy and the plan assets. Subsequent to the end of the quarter, we made a payment of approximately $6 million related to the previously disclosed buy-out of the UK pension plan. The remaining payments will be completed in Q4 2021.

Note 12. Equity
The following table shows the changes in stockholders' equity for the nine months ended September 30, 2021:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2021	$2	$2,037	$1,930	$(413)	$(588)	$8	$2,976
Other	—	—	—	—	—	1	1
Net income	—	—	87	—	—	—	87
Other comprehensive loss, net	—	—	—	(13)	—	—	(13)
Dividends declared ($0.28 per share)	—	—	(50)	—	—	—	(50)
Stock incentive plan activity	—	12	—	—	(7)	—	5
Repurchase of common stock	—	—	—	—	(60)	—	(60)
Balance at March 31, 2021	$2	$2,049	$1,967	$(426)	$(655)	$9	$2,946
Net income	—	—	113	—	—	—	113
Other comprehensive income, net	—	—	—	28	—	—	28
Dividends declared ($0.28 per share)	—	—	(51)	—	—	—	(51)
Stock incentive plan activity	—	14	—	—	(1)	—	13
Balance at June 30, 2021	$2	$2,063	$2,029	$(398)	$(656)	$9	$3,049
Net income	—	—	114	—	—	—	114
Other comprehensive loss, net	—	—	—	(24)	—	—	(24)
Dividends declared ($0.28 per share)	—	—	(51)	—	—	—	(51)
Stock incentive plan activity	—	14	—	—	—	—	14
Balance at September 30, 2021	$2	$2,077	$2,092	$(422)	$(656)	$9	$3,102

The following table shows the changes in stockholders' equity for the nine months ended September 30, 2020:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2020	$2	$1,991	$1,866	$(375)	$(527)	$10	$2,967
Cumulative effect of change in accounting principle	—	—	(2)	—	—	—	(2)
Net income	—	—	38	—	—	—	38
Other comprehensive loss, net	—	—	—	(86)	—	(1)	(87)
Dividends declared ($0.26 per share)	—	—	(48)	—	—	—	(48)
Stock incentive plan activity	—	13	—	—	(10)	—	3
Repurchase of common stock	—	—	—	—	(50)	—	(50)
Balance at March 31, 2020	$2	$2,004	$1,854	$(461)	$(587)	$9	$2,821
Net income	—	—	31	—	—	—	31
Other comprehensive income, net	—	—	—	52	—	—	52
Dividends declared ($0.26 per share)	—	—	(47)	—	—	—	(47)
Stock incentive plan activity	—	8	—	—	—	—	8
Balance at June 30, 2020	$2	$2,012	$1,838	$(409)	$(587)	$9	$2,865
Net income	—	—	37	—	—	—	37
Other comprehensive income, net	—	—	—	13	—	—	13
Distribution to minority stockholders	—	—	—	—	—	(1)	(1)
Dividends declared ($0.26 per share)	—	—	(47)	—	—	—	(47)
Stock incentive plan activity	—	9	—	—	(1)	—	8
Balance at September 30, 2020	$2	$2,021	$1,828	$(396)	$(588)	$8	$2,875

Note 13. Share-Based Compensation Plans
Share-based compensation expense was $8 million and $25 million during the three and nine months ended September 30, 2021, respectively, and $3 million and $19 million during the three and nine months ended September 30, 2020, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $8 million, $27 million and $15 million, respectively, at September 30, 2021 and is expected to be recognized over a weighted average period of 1.9, 1.9 and 2.6 years, respectively. The amount of cash received from the exercise of stock options was $15 million and $10 million for the nine months ended September 30, 2021 and 2020, respectively.
Stock Option Grants
The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2021:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	1,961	$56.66	6.4
Granted	262	102.61
Exercised	(264)	54.82
Forfeited and expired	(24)	84.39
Outstanding at September 30, 2021	1,935	$62.63	6.2	$113
Options exercisable at September 30, 2021	1,280	$51.49	4.8	$89
Vested and expected to vest as of September 30, 2021	1,872	$61.89	6.1	$111
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the nine months ended September 30, 2021 was $17.1 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2021 grants:

Volatility	26.29%
Risk-free interest rate	0.86%
Dividend yield	1.10%
Expected term (in years)	5.7
Weighted-average fair value / share	$23.26
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

Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the nine months ended September 30, 2021. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2021	537	$74.62
Granted	230	105.77
Vested	(249)	74.59
Forfeited	(25)	87.02
Outstanding at September 30, 2021	493	$88.42
ROIC Performance Share Unit Grants
The following is a summary of Return on Invested Capital ("ROIC") performance share unit grants for the nine months ended September 30, 2021. The fair value of the ROIC performance share units is equal to the closing share price on the date of the grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2021	182	$76.12
Granted	61	102.69
Forfeited (a)	(66)	76.13
Outstanding at September 30, 2021	177	$84.85
(a) Includes ROIC performance share unit awards forfeited during the period as a result of the final performance condition not being achieved on vest date.
TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the nine months ended September 30, 2021:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2021	182	$96.98
Granted	61	117.56
Adjustment for Market Condition Achieved (a)	35	98.79
Vested	(93)	98.79
Forfeited	(8)	103.10
Outstanding at September 30, 2021	177	$102.98
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

ESG Performance Share Unit Grants
During the first quarter of 2021, we issued a special grant of less than 0.1 million ESG performance share units. The shares will vest on March 1, 2026 based on our performance as of December 31, 2025 against certain of the Company's 2025 sustainability goals.

Note 14. Capital Stock
For the three and nine months ended September 30, 2021, the Company repurchased less than 0.1 million shares of common stock for less than $1 million and approximately 0.7 million shares of common stock for $68 million, respectively. For the three and nine months ended September 30, 2020, the Company repurchased less than 0.1 million shares of common stock for approximately $1 million and approximately 0.8 million shares of common stock for $61 million, respectively. Repurchases include both share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under the program for the three months ended September 30, 2021. For the nine months ended September 30, 2021, we repurchased approximately 0.6 million shares for $60 million. There were no shares repurchased under the program for the three months ended September 30, 2020. For the nine months ended September 30, 2020, we repurchased approximately 0.7 million shares for $50 million. There are up to $228 million in shares that may still be purchased under this plan as of September 30, 2021.
Aside from the aforementioned repurchase program, we repurchased less than 0.1 million shares and approximately 0.1 million shares for less than $1 million and $8 million for the three and nine months ended September 30, 2021, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. Likewise, we repurchased less than 0.1 million shares and approximately 0.1 million shares for approximately $1 million and $11 million for the three and nine months ended September 30, 2020, respectively.

Note 15. Accumulated Other Comprehensive Loss
The following table provides the components of accumulated other comprehensive loss for the nine months ended September 30, 2021:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2021	$(86)	$(330)	$3	$(413)
Foreign currency translation adjustment	10	—	—	10
Tax on foreign currency translation adjustment	(14)	—	—	(14)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net	—	5	—	5
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(11)	(11)
Income tax benefit on unrealized loss on derivative hedge agreements	—	—	1	1
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(2)	(2)
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(1)	(1)
Balance at March 31, 2021	$(90)	$(326)	$(10)	$(426)
Foreign currency translation adjustment	19	—	—	19
Tax on foreign currency translation adjustment	1	—	—	1
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net	—	5	—	5
Income tax impact on amortization of post-retirement benefit plan items	—	(2)	—	(2)
Unrealized gain on derivative hedge agreements	—	—	4	4
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	1	1
Balance at June 30, 2021	$(70)	$(323)	$(5)	$(398)
Foreign currency translation adjustment	(19)	—	—	(19)
Tax on foreign currency translation adjustment	(10)	—	—	(10)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net	—	5	—	5
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized gain on derivative hedge agreements	—	—	(1)	(1)
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	2	2
Balance at September 30, 2021	$(99)	$(319)	$(4)	$(422)

The following table provides the components of accumulated other comprehensive loss for the nine months ended September 30, 2020:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2020	$(103)	$(269)	$(3)	$(375)
Foreign currency translation adjustment	(77)	—	—	(77)
Tax on foreign currency translation adjustment	(13)	—	—	(13)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net	—	4	—	4
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(2)	(2)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	2	2
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at March 31, 2020	$(193)	$(266)	$(2)	$(461)
Foreign currency translation adjustment	35	—	—	35
Tax on foreign currency translation adjustment	9	—	—	9
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net	—	4	—	4
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized gain on derivative hedge agreements	—	—	6	6
Income tax benefit on unrealized gain on derivative hedge agreements	—	—	(1)	(1)
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(1)	(1)
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at June 30, 2020	$(149)	$(263)	$3	$(409)
Foreign currency translation adjustment	(10)	—	—	(10)
Tax on foreign currency translation adjustment	18	—	—	18
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net	—	4	—	4
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized gain on derivative hedge agreements	—	—	4	4
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(2)	(2)
Balance at September 30, 2020	$(141)	$(260)	$5	$(396)

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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $5 million and $6 million as of September 30, 2021 and December 31, 2020, respectively, for these general legal matters.
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
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of September 30, 2021 and December 31, 2020, the amount of surety bonds, bank guarantees, insurance letters of credit and stand-by letters of credit was $417 million and $378 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $3 million and $3 million as of September 30, 2021 and December 31, 2020 for environmental matters.
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
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. The table below provides changes in the combined current and non-current product warranty accruals over each period:

(in millions)	2021	2020
Warranty accrual – January 1	$65	$41
Net charges for product warranties in the period	23	44
Settlement of warranty claims	(25)	(24)
Foreign currency and other	(1)	1
Warranty accrual - September 30	$62	$62

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

The accounting policies of each segment are the same as those described in the Summary of Significant Accounting Policies section of Note 1 in the 2020 Annual Report. The following table contains financial information for each reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Revenue:
Water Infrastructure	$547	$524	$1,625	$1,463
Applied Water	400	364	1,207	1,039
Measurement & Control Solutions	318	332	1,040	1,001
Total	$1,265	$1,220	$3,872	$3,503
Operating Income (Loss):
Water Infrastructure	$101	$89	$265	$201
Applied Water	60	56	190	144
Measurement & Control Solutions	7	(62)	29	(120)
Corporate and other	(16)	(10)	(39)	(37)
Total operating income	$152	$73	$445	$188
Interest expense	$21	$22	$63	$56
Other non-operating income (expense), net	2	(1)	1	(5)
Gain from sale of business	—	—	2	—
Income before taxes	$133	$50	$385	$127
Depreciation and Amortization:
Water Infrastructure	$12	$13	$38	$44
Applied Water	5	7	17	18
Measurement & Control Solutions	38	36	111	106
Regional selling locations (a)	6	4	15	15
Corporate and other	1	3	5	6
Total	$62	$63	$186	$189
Capital Expenditures:
Water Infrastructure	$18	$9	$42	$27
Applied Water	4	4	11	16
Measurement & Control Solutions	19	22	60	73
Regional selling locations (b)	4	6	12	18
Corporate and other	2	—	2	2
Total	$47	$41	$127	$136
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
This Report contains “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” "contemplate," "predict," “forecast,” “likely,” “believe,” “target,” "goal," “will,” “could,” “would,” “should,” "potential," "may" and similar expressions or their negative, may, but are not necessary to, identify forward-looking statements. By their nature, forward-looking statements address uncertain matters and include any statements that are not historical, such as statements about our strategy, financial plans, outlook, objectives, plans, intentions or goals; or address possible or future results of operations or financial performance, including statements relating to orders, revenues, operating margins and earnings per share growth.
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Additionally, many of these risks and uncertainties are, and may continue to be, amplified by the ongoing coronavirus (“COVID-19”) pandemic. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include, among others, the following: overall industry and economic conditions, including industrial, governmental and private sector spending and the strength of the residential and commercial real estate markets; geopolitical, regulatory, economic and other risks associated with international operations; continued uncertainty around the COVID-19 pandemic’s magnitude, duration and impacts on our business, operations, growth, and financial condition, as well as uncertainty around approved vaccines and the pace of recovery when the pandemic subsides; actual or potential other epidemics, pandemics or global health crises; availability, shortage or delays in receiving products, parts, electronic components and raw materials from our supply chain; manufacturing and operating cost increases due to inflation, prevailing price changes, tariffs and other factors; fluctuations in foreign currency exchange rates; disruption, competition and pricing pressures in the markets we serve; cybersecurity incidents or other disruptions of information technology systems on which we rely, or involving our products; disruptions in operations at our facilities or that of third parties upon which we rely; availability, regulation and interference with radio spectrum used by some of our products; our ability to retain and attract senior management and other key talent; uncertainty related to restructuring and realignment actions and related charges and savings; our ability to continue strategic investments for growth; our ability to successfully identify, execute and integrate acquisitions; risks relating to products, including defects, security, warranty and liability claims, and recalls; difficulty predicting our financial results, including uncertainties due to the nature of our short- and long-cycle businesses; volatility in our results due to weather conditions, including the effects of climate change; our ability to borrow or refinance our existing indebtedness and the availability of liquidity sufficient to meet our needs; risk of future impairments to goodwill and other intangible assets; failure to comply with, or changes in, laws or regulations, including those pertaining to anti-corruption, data privacy and security, export and import, competition, and the environment and climate change; changes in our effective tax rates or tax expenses; legal, governmental or regulatory claims, investigations or proceedings and associated contingent liabilities; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Annual Report") and in subsequent filings we make with the Securities and Exchange Commission (“SEC”).
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
•Measurement & Control Solutions primarily serves the utility infrastructure solutions and services sector by delivering communications, smart metering, measurement and control technologies and critical infrastructure technologies that allow customers to more effectively use their distribution networks for the delivery, monitoring and control of critical resources such as water, electricity and natural gas. We also provide analytical instrumentation used to measure and analyze water quality, flow and level in clean water, wastewater, surface water and coastal environments. Additionally, we offer software and services including cloud-based analytics, remote monitoring and data management, leak detection, condition assessment, asset management and pressure monitoring solutions. In the Measurement & Control Solutions segment, we generate our sales through a combination of long-standing relationships with leading distributors and dedicated channel partners, as well as direct sales depending on the regional availability of distribution channels and the type of product.
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
The COVID-19 pandemic, as well as broader global market supply and demand dynamics, have adversely affected, and are expected to continue to adversely affect, our supply chains. We have experienced, and expect to continue to experience, shortages in the supply of components, including electronics, parts and raw materials. We have also experienced, and continue to experience, increased freight and logistics costs, including delivery delays related to port congestion and other related logistics challenges. To help mitigate the effects of these challenges and increase the resilience of our supply chain, we continue to enhance and augment our risk management activities, including supplier pulsing and redundancy. Additionally, we have in the past, and may continue to in the future, take measures with respect to buffer stock, the use of alternative suppliers or redesign of certain products to mitigate the impacts of freight and logistics delays and bolster our access to raw materials, parts and components. If these shortages and interruptions continue, or if additional interruptions occur, they could have a negative impact on our results of operations. Our current overall operating capacity approximates normal levels globally.
Xylem Watermark, our corporate social responsibility program, continues to support our communities in addressing the challenges posed by this global pandemic by strengthening access to Water, Sanitation and Hygiene (WASH) facilities in schools and health centers through its partnership with Americares and UNICEF, as well as the Partner Community Grants program and matching donations program for employees and partners, and other philanthropic commitments.
Xylem continues to focus on the health and safety of our employees, working with our customers to help them minimize potential disruptions and positively impact our communities. Our support pay program for employees impacted by COVID-19 will remain in place into the fourth quarter of 2021, and we will continue to evaluate it for continuation, as necessary.
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
Executive Summary
Xylem reported revenue for the third quarter of 2021 of $1,265 million, an increase of 3.7% compared to $1,220 million reported in the third quarter of 2020. On a constant currency basis, revenue increased by $25 million, or 2.0%, driven by organic revenue growth in the Water Infrastructure and Applied Water segments, partially offset by Measurement & Control Solutions. These results were driven by growth in the industrial and commercial end markets, offset by declines in the utilities end market.
We generated operating income of $152 million (margin of 12.0%) during the third quarter of 2021, as compared to $73 million (margin of 6.0%) in 2020. Operating income in the third quarter of 2021 benefited from a decrease in restructuring and realignment costs of $13 million as compared to the third quarter of 2020 and a decrease in special charges of $69 million. Excluding the impact of these items, adjusted operating income was $155 million (adjusted margin of 12.3%) during the third quarter of 2021 as compared to $158 million (adjusted margin of 13.0%) in 2020. The decrease in adjusted operating margin was primarily due to cost inflation, increased spending on strategic investments, increased logistics costs and unfavorable mix. These impacts were partially offset by cost reductions from our productivity, restructuring and other cost saving initiatives, price realization, favorable volume, and other lesser impacts.
Additional financial highlights for the quarter ended September 30, 2021 include the following:
•Orders of $1,518 million, up 21.8% from $1,246 million in the prior year, and up 20.1% on an organic basis.
•Earnings per share of $0.63, up 215.0% when compared to the prior year ($0.63, up 1.6% on an adjusted basis).
•Net income as a percent of revenue of 9.0%, up 600 basis points compared to 3.0% in the prior year. EBITDA margin of 17.0%, up 610 basis points when compared to 10.9% in the prior year (17.9%, down 30 basis points on an adjusted basis)
•Net cash flow provided by operating activities of $318 million for the nine months ended September 30, 2021, a decrease of $136 million from cash provided in the same period of the prior year. Free cash flow was $191 million, down $127 million from the prior year.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions, except for per share data)	2021		2020		2021		2020
Net income & Earnings per share	$114	$0.63	$37	$0.20	$314	$1.73	$106	$0.58
Restructuring and realignment, net of tax of $1 and $4 for 2021 and $3 and $15 for 2020	1	—	12	0.06	12	0.07	52	0.28
Special charges, net of tax of $0 and $1 for 2021 and $6 and $9 for 2020	2	0.01	65	0.36	7	0.04	76	0.42
Tax-related special items	(1)	(0.01)	—	—	6	0.03	(5)	(0.03)
Gain from sale of business, net of tax of $0 for 2021	—	—	—	—	(2)	(0.01)	—	—
Adjusted net income & Adjusted earnings per share	$116	$0.63	$114	$0.62	$337	$1.86	$229	$1.25

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Net Income	$114	$37	$314	$106
Income tax expense	19	13	71	21
Interest expense, net	20	20	58	50
Depreciation	31	30	90	88
Amortization	31	33	96	101
EBITDA	$215	$133	$629	$366
EBITDA Margin	17.0%	10.9%	16.2%	10.5%
Share-based compensation	$8	$3	$25	$19
Restructuring and realignment	2	15	16	67
Special charges	2	71	8	85
Gain from sale of business	—	—	(2)	—
Adjusted EBITDA	$227	$222	$676	$537
Adjusted EBITDA Margin	17.9%	18.2%	17.5%	15.3%

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
•"free cash flow" defined as net cash from operating activities, as reported in the Condensed Consolidated Statement of Cash Flows, less capital expenditures. Our definition of "free cash flow" does not consider certain non-discretionary cash payments, such as debt. The following table provides a reconciliation of free cash flow.

	Nine Months Ended
	September 30,
(In millions)	2021	2020
Net cash provided by operating activities	$318	$454
Capital expenditures	(127)	(136)
Free cash flow	$191	$318
Net cash used by investing activities	$(113)	$(326)
Net cash (used) provided by financing activities	$(806)	$550

2021 Outlook
We are updating our anticipated total revenue growth to be in the range of 5% to 7% in 2021, with organic revenue growth anticipated to be in the range of 3% to 4%, including negative impacts due to the challenging supply chain environment. The following is a summary of our organic revenue outlook by end markets:
•Utilities revenue increased by approximately 1% organically through the third quarter driven by strength in western Europe and the emerging markets, partially offset by weakness in North America. For 2021, we expect organic revenue to be essentially flat with continued resilience on the wastewater side, as utilities remain focused on mission-critical applications and anticipate modest growth on a global basis through the year. The timing of large clean water utility project deployments has been impacted by the global shortage of electronic components, which we expect to continue throughout the remainder of 2021. We anticipate that these deployments will ramp up when supply constraints ease based on our strong backlog position and orders momentum. Additionally, we expect healthy momentum in the test and treatment markets globally and increased demand for our smart water solution and digital offerings.
•Industrial revenue increased by approximately 14% organically through the third quarter driven by strong across all major geographic regions. For 2021, we expect organic revenue growth in the high-single-digit range as activity across all segments rebounds globally and our dewatering business continues to recover, especially in the emerging markets, as demand increases and site access restrictions continue to ease. We anticipate growth to continue in the remainder of the year led by the emerging markets and western Europe with North America modest lagging growth.
•In the commercial markets, organic revenue growth was approximately 9% through the third quarter driven by strength in the U.S. and the emerging markets. For 2021, we expect organic revenue growth in the mid to high-single-digit range. We expect replacement business in the U.S. to be solid during the year and anticipate continued healthy activity in Europe. We expect new construction activity in North America strengthening, through the year.
•In the residential markets, organic revenue growth was approximately 20% through the third quarter driven by strength in the emerging markets, North America and western Europe. This market is primarily driven by replacement revenue serviced through our distribution network. For 2021, we expect organic revenue growth in the low-teens, driven by healthy demand activity from increased residential users in the U.S. and western Europe. Additionally, we anticipate strong demand in China for secondary water supply product applications.
We will continue to strategically execute restructuring and realignment actions in an effort to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. During 2021, we expect to incur approximately $20 million in restructuring and realignment costs. We expect to realize approximately $35 million of net savings in 2021, consisting of approximately $33 million of incremental net savings from restructuring and realignment actions initiated in 2020, and approximately $2 million of net savings from the restructuring, realignment and other structural cost actions initiated during this year.

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2021	2020	Change		2021	2020	Change
Revenue	$1,265	$1,220	3.7%		$3,872	$3,503	10.5%
Gross profit	472	461	2.4%		1,482	1,304	13.7%
Gross margin	37.3%	37.8%	(50)	bp	38.3%	37.2%	110	bp
Total operating expenses	320	388	(17.5)%		1,037	1,116	(7.1)%
Expense to revenue ratio	25.3%	31.8%	(650)	bp	26.8%	31.9%	(510)	bp
Restructuring and realignment costs	2	15	(86.7)%		16	67	(76.1)%
Special charges	1	70	(98.6)%		3	81	(96.3)%
Adjusted operating expenses	317	303	4.6%		1,018	968	5.2%
Adjusted operating expenses to revenue ratio	25.1%	24.8%	30	bp	26.3%	27.6%	(130)	bp
Operating income	152	73	108.2%		445	188	136.7%
Operating margin	12.0%	6.0%	600	bp	11.5%	5.4%	610	bp
Interest and other non-operating expense, net	19	23	(17.4)%		62	61	1.6%
Gain from sale of business	—	—	NM		2	—	NM
Income tax expense	19	13	46.2%		71	21	238.1%
Tax rate	13.9%	26.2%	(1,230)	bp	18.3%	16.6%	170	bp
Net income	$114	$37	208.1%		$314	$106	196.2%
NM - Not meaningful change
Revenue
Revenue generated during the three and nine months ended September 30, 2021 was $1,265 million and $3,872 million, reflecting increases of $45 million, or 3.7%, and $369 million, or 10.5%, respectively, compared to the same prior year periods. On a constant currency basis, revenue grew 2.0% and 6.8% for the three and nine months ended September 30, 2021. The increases on a constant currency basis were driven by organic revenue growth of $27 million and $246 million, respectively. During the quarter, we experienced strong organic growth across the emerging markets and in western Europe, partially offset by declines in the U.S. On a year-to-date basis, we saw organic growth across all major geographies, where we recovered nicely from the significant impacts of the COVID-19 pandemic in the prior year.
The following table illustrates the impact from organic growth, recent divestitures, and foreign currency translation in relation to revenue during the three and nine months ended September 30, 2021:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2020 Revenue	$524		$364		$332		$1,220
Organic Growth	13	2.5%	29	8.0%	(15)	(4.5)%	27	2.2%
Divestitures	—	—%	—	—%	(2)	(0.6)%	(2)	(0.2)%
Constant Currency	13	2.5%	29	8.0%	(17)	(5.1)%	25	2.0%
Foreign currency translation (a)	10	1.9%	7	1.9%	3	0.9%	20	1.7%
Total change in revenue	23	4.4%	36	9.9%	(14)	(4.2)%	45	3.7%
2021 Revenue	$547		$400		$318		$1,265
(a)Foreign currency translation impact for the quarter due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Chinese Yuan, the British Pound, the Canadian Dollar, the Euro and the South African Rand.

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2020 Revenue	$1,463		$1,039		$1,001		$3,503
Organic Growth	92	6.3%	132	12.7%	22	2.2%	246	7.0%
Divestitures	—	—%	—	—%	(7)	(0.7)%	(7)	(0.2)%
Constant Currency	92	6.3%	132	12.7%	15	1.5%	239	6.8%
Foreign currency translation (a)	70	4.8%	36	3.5%	24	2.4%	130	3.7%
Total change in revenue	162	11.1%	168	16.2%	39	3.9%	369	10.5%
2021 Revenue	$1,625		$1,207		$1,040		$3,872
(a)Foreign currency translation impact for the quarter due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Chinese Yuan, the British Pound, the Australian Dollar and the Canadian Dollar.
Water Infrastructure
Water Infrastructure revenue increased $23 million, or 4.4%, for the third quarter of 2021 (2.5% increase on a constant currency basis) as compared to the prior year. Revenue benefited from $10 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $13 million. Organic growth for the quarter was driven by strength in the industrial end market, particularly across the emerging markets, as well as in western Europe. Organic growth for the quarter was partially offset by weakness in the utility end market, particularly in emerging markets driven by project revenue in India and China in the prior year that did not recur, as well as in the U.S., with weakness in the dewatering construction and municipal business due to project timing.
From an application perspective, organic revenue growth for the third quarter was driven by our transport applications. The transport applications had strong revenue growth in the emerging markets, where the dewatering business in Latin America and Africa benefited from strong market conditions in mining, as well as modest oil and gas recovery, during the quarter and in western Europe, driven by strong industrial and wastewater utility demand. This growth was partially offset by softness in the transport applications in the U.S. due to supply chain constraints. The treatment applications also had organic growth in the quarter, primarily in western Europe.
For the nine months ended September 30, 2021, revenue increased $162 million, or 11.1% (6.3% increase on a constant currency basis) as compared to the prior year. Revenue benefited from $70 million of foreign currency translation during the nine month period, with the change at constant currency coming entirely from organic growth of $92 million. Organic growth during the year was driven by strength in both the industrial and utility end markets. Organic growth in the industrial end market was particularly strong across the emerging markets, which included recovery from prior year COVID-19 impacts, particularly in Asia, Africa and Latin America, and in western Europe with continued strength in general industrial. Strength in the utility end market was led by western Europe, where operation spending was strong in the first half of the year, and in the emerging markets, where China benefited from healthy order intake coming into the year. This utility growth was partially offset by weakness in the U.S.
From an application perspective, organic revenue growth during the nine month period was primarily driven by our transport applications. The transport applications had strong revenue growth across the emerging markets, where we benefited from healthy order intake in China and Africa and a strong recovery in Latin America, particularly in the dewatering application, as well as growth in western Europe, where the COVID-19 pandemic had a significant impact in the first half of the prior year. Transport application growth in these regions was partially offset by weakness in the U.S. driven by our dewatering application. Organic revenue from our treatment applications also contributed to the segment's growth during the period, driven by project orders in China and Korea, as well as in western Europe and Australia, which were partially offset by the timing of project deliveries in North America.
Applied Water
Applied Water revenue increased $36 million, or 9.9%, for the third quarter of 2021 (8.0% increase on a constant currency basis) as compared to the prior year. Revenue benefited from $7 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $29 million. Organic growth for the quarter was driven by strength in commercial building services, particularly in the U.S, as we continued to execute on healthy backlog and order intake, and in the emerging markets, driven by recovery in China. The industrial water business also grew organically in the quarter across all of our major geographic regions, where we benefited from strong order intake and timing of price increases, as well as strength in the specialty flow control applications (marine and food & beverage). The residential building services application had continued modest growth during the quarter.
For the nine months ended September 30, 2021, revenue increased $168 million, or 16.2% (12.7% increase on a constant currency basis) as compared to the prior year. Revenue benefited from $36 million of foreign currency translation during the nine month period, with the change at constant currency coming entirely from organic growth of $132 million. Organic growth during the period included growth across all three of the applications and end markets in the segment. The organic growth was led by strength in industrial, which was primarily driven by market recovery and good backlog execution in the emerging markets, particularly in China and India, as well as strong performance in western Europe, driven by market recovery from COVID-19 impacts and strength in specialty flow control applications. Commercial building services had strong organic growth in North America, as we executed on healthy backlog coming into the year. Residential building services had strong organic growth during the first half of the year, primarily driven by the emerging markets, where we experienced strong second water supply business and a favorable prior year comparison in China, as markets conditions recovered from the COVID-19 pandemic. Strength in North America also contributed to the growth in residential building services for the year-to-date, as we executed on healthy backlog coming into the year.
Measurement & Control Solutions
Measurement & Control Solutions revenue decreased $14 million, or 4.2%, for the third quarter of 2021 (5.1% decrease on a constant currency basis) as compared to the prior year. Revenue benefited from $3 million of foreign currency translation, with the change at constant currency coming from an organic decline of $15 million and reduced revenue related to divestiture impacts of $2 million. Organic weakness in the quarter was driven by declines in the utility end market, primarily in North America, which more than offset modest strength in the industrial end market.
In order to simplify and focus the application discussion, beginning with the first quarter of 2021, we are aggregating the test application into the water application and the software as a service and other application into the water and energy applications, as applicable, as both of these sub-applications provide products and services to the broader, ultimate applications of water and energy. From an application perspective, organic revenue decline during the quarter was driven by declines in the electric business within the energy application in North America, marginally offset by increased revenue in the gas business. The water application also experienced a decrease, primarily due to supply chain constraints in North America in our metrology business, which were partially offset by growth in our test and assessment service businesses.
For the nine months ended September 30, 2021, revenue increased $39 million, or 3.9% (1.5% increase on a constant currency basis) as compared to the prior year. Revenue benefited from $24 million of foreign currency translation during the nine month period, with the change at constant currency driven by organic growth of $22 million which was partially offset by reduced revenue related to divestiture impacts of $7 million. Organic revenue growth during the period was driven by strength in the industrial end market across all of our major geographic regions. Organic growth in the industrial end market was marginally offset by weakness in the utility end market in North America.
From an application perspective, organic revenue growth during the period was driven by the water application, with growth across all major geographic regions, driven by COVID-19 recovery, coupled with strong backlog execution. Growth in the water applications was largely attributable to our test business, as well as growth in our metrology business in the first half of the year. Organic revenue growth was partially offset by a decline in the energy application during the period driven by both the electric and gas businesses, primarily in the U.S. Declines in the electric business resulted from electronic component shortages while declines in the gas business reflect large project deployments in the U.S. during the prior year that did not repeat, as well as project delays during the year driven by the COVID-19 pandemic.
Orders / Backlog
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business. Orders received during the third quarter of 2021 were $1,518 million, an increase of $272 million, or 21.8%, over the prior year (19.9% increase on a constant currency basis). Orders received during the nine months ended September 30, 2021 were $4,716 million, an increase of $977 million, or 26.1%, over the prior year (22.2% increase on a constant currency basis). Order intake benefited from $24 million and $147 million of foreign currency translation for the three and nine months ended September 30, 2021, respectively. The increase on a constant currency basis was primarily driven by organic order growth of $250 million and $840 million for the three and nine months ended September 30, 2021, respectively.
The following table illustrates the impact from organic growth, recent divestitures, and foreign currency translation in relation to orders during the three and nine months ended September 30, 2021:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2020 Orders	$558		$375		$313		$1,246
Organic Growth	53	9.5%	64	17.1%	133	42.5%	250	20.1%
Divestitures	—	—%	—	—%	(2)	(0.6)%	(2)	(0.2)%
Constant Currency	53	9.5%	64	17.1%	131	41.9%	248	19.9%
Foreign currency translation (a)	12	2.2%	7	1.9%	5	1.6%	24	1.9%
Total change in orders	65	11.6%	71	18.9%	136	43.5%	272	21.8%
2021 Orders	$623		$446		$449		$1,518
(a)Foreign currency translation impact for the quarter due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Chinese Yuan, the British Pound, the Canadian Dollar, the Euro and the South African Rand.

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2020 Orders	$1,670		$1,073		$996		$3,739
Organic Growth	123	7.4%	296	27.6%	421	42.3%	840	22.5%
Divestitures	—	—%	—	—%	(10)	(1.0)%	(10)	(0.3)%
Constant Currency	123	7.4%	296	27.6%	411	41.3%	830	22.2%
Foreign currency translation (a)	80	4.8%	40	3.7%	27	2.7%	147	3.9%
Total change in orders	203	12.2%	336	31.3%	438	44.0%	977	26.1%
2021 Orders	$1,873		$1,409		$1,434		$4,716
(a)Foreign currency translation impact for the quarter due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Chinese Yuan, the British Pound, the Australian Dollar and the Canadian Dollar.
Water Infrastructure
Water Infrastructure segment orders increased $65 million, or 11.6%, to $623 million (9.5% on a constant currency basis) for the third quarter of 2021 as compared to the prior year. Order growth for the quarter benefited from $12 million of foreign currency translation. Organic orders increased during the quarter as strength in the transport application benefited from strong order intake in North America and western Europe driven by healthy demand, as well as increased demand for dewatering applications in the emerging markets. Treatment orders were down slightly for the quarter.
For the nine months ended September 30, 2021, orders increased $203 million, or 12.2%, to $1,873 million (7.4% increase on a constant currency basis) as compared to the same prior year period. Order growth during the period benefited from $80 million of foreign currency translation. The order increase on a constant currency basis consisted of organic order growth in both the transport and treatment applications. Organic growth in the transport application was driven by healthy market conditions in North America and western Europe, marginally offset by a slight net decline in the emerging markets, where we had a significant project order of greater than $100 million in India during the second quarter of 2020 which offset order strength in the rest of the emerging markets during period. Organic orders for the treatment application also increased during the period due to order growth in the first half of the year, driven by strength in North America, emerging markets, particularly in China, and western Europe.
Applied Water
Applied Water segment orders increased $71 million, or 18.9%, to $446 million (17.1% increase on a constant currency basis) for the third quarter of 2021 as compared to the prior year. Order growth for the quarter benefited from $7 million of foreign currency translation. The order increase on a constant currency basis was driven entirely by organic order growth, primarily in the U.S. commercial building services and industrial end markets, where we benefited from strong demand recovery, amplified by longer lead times for delivering product, and to a lesser extent, in the emerging markets and western Europe.
For the nine months ended September 30, 2021, orders increased $336 million, or 31.3%, to $1,409 million (27.6% increase on a constant currency basis) as compared to the same prior year period. Order growth during the period benefited from $40 million of foreign currency translation. The order increase on a constant currency basis was driven by organic order growth in the U.S. across all end markets and applications, where we benefited from strong demand, amplified by early ordering to mitigate longer lead times; in the emerging markets, particularly in China where order intake was weakened by COVID-19 impacts in the prior year; as well as in western Europe.
Measurement & Control Solutions
Measurement & Control Solutions segment orders increased $136 million, or 43.5%, to $449 million (41.9% increase on a constant currency basis) for the third quarter of 2021 as compared to the prior year. Order growth for the quarter benefited from $5 million of foreign currency translation. The order increase on a constant currency basis consisted almost entirely of organic order growth of $133 million, or 42.5%. Organic order growth was led by the energy application, primarily in our metrology business, where the electric and gas businesses benefited from COVID-19 recovery, coupled with increased order intake due to electronic component shortages. Order intake in the water application also grew organically during the quarter, which experienced strong order intake in the U.S. metrology business, which also benefited from COVID-19 recovery and increased order intake due to electronic component shortages.
For the nine months ended September 30, 2021, orders increased $438 million, or 44.0%, to $1,434 million (41.3% increase on a constant currency basis) as compared to the same prior year period. Order growth during the period benefited from $27 million of foreign currency translation. The order increase on a constant currency basis included organic order growth of $421 million, or 42.3%, which was partially offset by a $10 million reduction in orders related to divestiture impacts during the period. Organic order growth was led by the water application, primarily in our metrology business, but also from our test business as well. The energy applications also had good organic growth during the period. The growth on a year-to-date basis across all the applications in this segment was impacted by similar dynamics impacting the order growth for the quarter.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays occur from time to time. Total backlog was $2,964 million at September 30, 2021, an increase of $772 million or 35.2%, as compared to September 30, 2020 backlog of $2,192 million, and an increase of $840 million or 39.5%, as compared to December 31, 2020 backlog of $2,124 million driven by the significant increase in orders in the year. We anticipate that approximately 35% of the backlog at September 30, 2021 will be recognized as revenue in the remainder of 2021, subject to supply constraints. There were no significant order cancellations during the quarter.
Gross Margin
Gross margin as a percentage of revenue decreased 50 basis points to 37.3% and increased 110 basis points to 38.3% for the three and nine months ended September 30, 2021, as compared to 37.8% and 37.2% for the comparative 2020 periods. The gross margin decrease for the quarter was primarily driven by cost inflation and increased logistics costs, partially offset by cost reductions from our global procurement and productivity improvement initiatives. The gross margin increase for the nine month period was primarily driven by cost reductions from our productivity, restructuring and other cost saving initiatives and favorable volume, partially offset by inflation.
Operating Expenses
The following table presents operating expenses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2021	2020	Change		2021	2020	Change
Selling, general and administrative expenses ("SG&A")	$273	$266	2.6%		$878	$851	3.2%
SG&A as a % of revenue	21.6%	21.8%	(20)	bp	22.7%	24.3%	(160)	bp
Research and development expenses ("R&D")	49	45	8.9%		152	138	10.1%
R&D as a % of revenue	3.9%	3.7%	20	bp	3.9%	3.9%	—	bp
Restructuring and asset impairment charges	(2)	19	(110.5)%		7	69	(89.9)%
Goodwill impairment charge	—	58	—%		—	58	—%
Operating expenses	$320	$388	(17.5)%		$1,037	$1,116	(7.1)%
Expense to revenue ratio	25.3%	31.8%	(650)	bp	26.8%	31.9%	(510)	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses increased by $7 million to $273 million, or 21.6% of revenue, in the third quarter of 2021, as compared to $266 million, or 21.8% of revenue, in the comparable 2020 period; and increased by $27 million to $878 million, or 22.7% of revenue, in the nine months ended September 30, 2021, as compared to $851 million, or 24.3% of revenue, in the comparable 2020 period. Revenue growth driven by favorable volume was higher than SG&A increases resulting in a lower SG&A as a percentage of sales. Cost increases in both periods were driven by cost inflation and increased investments in strategic growth initiatives, partially offset by cost reductions from our productivity, restructuring and other cost saving initiatives and decreased quality management costs.
Research and Development ("R&D") Expenses
R&D expense was $49 million, or 3.9% of revenue, in the third quarter of 2021, as compared to $45 million, or 3.7% of revenue, in the comparable 2020 period; and was $152 million, or 3.9% of revenue, in the nine months ended September 30, 2021, as compared to $138 million, or 3.9% of revenue, in the comparable 2020 period.
Restructuring and Asset Impairment Charges
Restructuring
During the three and nine months ended September 30, 2021, we recognized restructuring net charges of $(2) million and $6 million, respectively, of which $(2) million and $4 million relate to actions previously announced in 2020 and prior. These charges included reduction of headcount across all segments, asset impairments within our Measurement & Control Solutions segment, and accrual recoveries in our Measurement & Control Solutions segment.
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

The following is a roll-forward for the nine months ended September 30, 2021 and 2020 of employee position eliminations associated with restructuring activities:

	2021	2020
Planned reductions - January 1	319	196
Additional planned reductions	73	670
Actual reductions and reversals	(234)	(604)
Planned reductions - September 30	158	262
The following table presents expected restructuring spend in 2021 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2021:
Total expected costs	$4	$—	$—	$—	$4
Costs incurred during Q1 2021	1	—	—	—	1
Costs incurred during Q2 2021	1	—	—	—	1
Costs incurred during Q3 2021	—	—	—	—	—
Total expected costs remaining	$2	$—	$—	$—	$2

Actions Commenced in 2020:
Total expected costs	$23	$7	$31	$—	$61
Costs incurred during 2020	19	4	30	—	53
Costs incurred during Q1 2021	2	1	1	—	4
Costs incurred during Q2 2021	2	—	—	—	2
Costs incurred during Q3 2021	—	1	—	—	1
Total expected costs remaining	$—	$1	$—	$—	$1
During the third quarter of 2021, we recorded an adjustment of $3 million to decrease the liability within the Measurement & Control Solutions segment, related to our 2019 actions. As a result of this adjustment, the estimated total cost of the 2019 actions decreased to $24 million for the Measurement & Control Solutions segment. The 2019 actions are complete.
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
We currently expect to incur approximately $8 million in restructuring costs for the full year. These restructuring charges are primarily related to actions taken in response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic as well as other efforts to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. We expect to realize approximately $33 million of incremental net savings in 2021 from restructuring actions initiated in 2020. As a result of all of the actions taken and expected to be taken in 2021, we anticipate approximately $1 million of total net savings to be realized during 2021.

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
Operating Income
Operating income during the third quarter of 2021 was $152 million, reflecting an increase of 108.2% compared to $73 million in the third quarter of 2020. Operating margin was 12.0% for the third quarter of 2021 versus 6.0% for the comparable period in 2020, an increase of 600 basis points. Operating margin benefited from a decrease in restructuring and realignment costs of $13 million as compared to the third quarter of 2020 and a decrease in special charges of $69 million. Excluding the impact of these items, adjusted operating income was $155 million with an adjusted operating margin of 12.3% in the third quarter of 2021 as compared to adjusted operating income of $158 million with an adjusted operating margin of 13.0% in the third quarter of 2020. The decrease in adjusted operating margin was primarily due to cost inflation, increased spending on strategic investments, increased logistics costs and unfavorable mix. These impacts were partially offset by cost reductions from our productivity, restructuring and other cost saving initiatives, price realization, favorable volume, and other lesser impacts.
Operating income for the nine months ended September 30, 2021 was $445 million, reflecting an increase of 136.7% compared to $188 million in 2020. Operating margin was 11.5% for the nine months ended September 30, 2021 versus 5.4% for the comparable period in 2020, an increase of 610 basis points. Operating margin benefited from a decrease in restructuring and realignment costs of $51 million and a decrease in special charges of $78 million as compared to 2020. Excluding the impact of these items, adjusted operating income was $464 million with an adjusted operating margin of 12.0% for the nine months ended September 30, 2021 as compared to adjusted operating income of $336 million with an adjusted operating margin of 9.6% in 2020. The increase in adjusted operating margin was primarily due to cost reductions from our productivity, restructuring and other cost saving initiatives and favorable volume, impacted by COVID-19 recovery. These impacts were partially offset by cost inflation and increased spending on strategic investments.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2021	2020	Change		2021	2020	Change
Water Infrastructure
Operating income	$101	$89	13.5%		$265	$201	31.8%
Operating margin	18.5%	17.0%	150	bp	16.3%	13.7%	260	bp
Restructuring and realignment costs	1	8	(87.5)%		10	21	(52.4)%
Adjusted operating income	$102	$97	5.2%		$275	$222	23.9%
Adjusted operating margin	18.6%	18.5%	10	bp	16.9%	15.2%	170	bp
Applied Water
Operating income	$60	$56	7.1%		$190	$144	31.9%
Operating margin	15.0%	15.4%	(40)	bp	15.7%	13.9%	180	bp
Restructuring and realignment costs	2	2	—%		5	8	(37.5)%
Special charges	—	—	—%		1	—	NM
Adjusted operating income	$62	$58	6.9%		$196	$152	28.9%
Adjusted operating margin	15.5%	15.9%	(40)	bp	16.2%	14.6%	160	bp
Measurement & Control Solutions
Operating income (loss)	$7	$(62)	111.3%		$29	$(120)	124.2%
Operating margin	2.2%	(18.7)%	2,090	bp	2.8%	(12.0)%	1,480	bp
Restructuring and realignment costs	(1)	5	120.0%		1	38	(97.4)%
Special charges	—	69	NM		—	79	NM
Adjusted operating income (loss)	$6	$12	50.0%		$30	$(3)	1,100.0%
Adjusted operating margin	1.9%	3.6%	(170)	bp	2.9%	(0.3)%	320	bp
Corporate and other
Operating loss	$(16)	$(10)	60.0%		$(39)	$(37)	5.4%
Special charges	1	1	—%		2	2	—%
Adjusted operating loss	$(15)	$(9)	66.7%		$(37)	$(35)	5.7%
Total Xylem
Operating income	$152	$73	108.2%		$445	$188	136.7%
Operating margin	12.0%	6.0%	600	bp	11.5%	5.4%	610	bp
Restructuring and realignment costs	2	15	(86.7)%		16	67	(76.1)%
Special charges	1	70	(98.6)%		3	81	(96.3)%
Adjusted operating income	$155	$158	(1.9)%		$464	$336	38.1%
Adjusted operating margin	12.3%	13.0%	(70)	bp	12.0%	9.6%	240	bp
NM - Not meaningful percentage change
Water Infrastructure
Operating income for our Water Infrastructure segment increased $12 million, or 13.5%, for the third quarter of 2021 compared to the prior year, with operating margin also increasing from 17.0% to 18.5%. Operating margin benefited from a decrease in restructuring and realignment costs of $7 million during the quarter. Excluding these restructuring and realignment costs, adjusted operating income increased $5 million, or 5.2%, with adjusted operating margin increasing from 18.5% to 18.6%. The increase in adjusted operating margin for the quarter was primarily due to cost reductions from our productivity, restructuring and other cost saving initiatives, decreased inventory management cost, and other lesser impacts. These items were partially offset by cost inflation and increased spending on strategic investments.

For the nine months ended September 30, 2021, operating income for our Water Infrastructure segment increased $64 million, or 31.8%, as compared to the prior year, with operating margin also increasing from 13.7% to 16.3%. Operating margin benefited from a decrease in restructuring and realignment costs of $11 million in 2021. Excluding these restructuring and realignment costs, adjusted operating income increased $53 million, or 23.9%, with adjusted operating margin increasing from 15.2% to 16.9%. The increase in adjusted operating margin during the period was primarily due to cost reductions from our productivity, restructuring and other cost saving initiatives and favorable volume. These impacts were partially offset by cost inflation, increased spending on strategic investments, unfavorable mix, and increased logistics costs.
Applied Water
Operating income for our Applied Water segment increased $4 million, or 7.1%, for the third quarter of 2021 compared to the prior year, with operating margin decreasing from 15.4% to 15.0%. Operating margin was impacted by restructuring and realignment costs of $2 million in both years. Excluding these restructuring and realignment costs, adjusted operating income increased $4 million, or 6.9%, with adjusted operating margin decreasing from 15.9% to 15.5%. The decrease in adjusted operating margin for the quarter was primarily due to cost inflation, increased spending on strategic investments, increased logistics costs, and inventory management costs. These impacts were partially offset by increased cost reduction from our productivity, restructuring and other cost saving initiatives, favorable volume, and price realization.
For the nine months ended September 30, 2021, operating income for our Applied Water segment increased $46 million, or 31.9%, as compared to the prior year, with operating margin also increasing from 13.9% to 15.7%. Operating margin benefited from a decrease in restructuring and realignment costs of $3 million during the year which was partially offset by $1 million of special charges incurred in 2021. Excluding these items, adjusted operating income increased $44 million, or 28.9%, with adjusted operating margin increasing from 14.6% to 16.2%. The increase in adjusted operating margin during the period was primarily due to cost reductions from our productivity, restructuring and other cost saving initiatives and favorable volume, impacted by COVID-19 recovery. These impacts were partially offset by cost inflation, increased logistics cost, increased spending on strategic investments, and increased inventory management costs.
Measurement & Control Solutions
Operating income for our Measurement & Control Solutions segment increased $69 million, or 111.3%, for the third quarter of 2021 compared to the prior year, with operating margin increasing from (18.7)% to 2.2%. Operating margin benefited from decreased restructuring and realignment costs of $6 million, and $69 million of special charges that were incurred during 2020 that did not recur during the quarter. Excluding these items, adjusted operating income decreased $6 million, or 50.0%, with adjusted operating margin decreasing from 3.6% to 1.9%. The decrease in adjusted operating margin for the quarter was primarily due to cost inflation, unfavorable volume, and unfavorable mix. These impacts were partially offset by increased cost reductions from our restructuring, productivity and other cost saving initiatives, decreased quality management costs, and price realization.
For the nine months ended September 30, 2021, operating income for our Measurement & Control Solutions segment increased $149 million, or 124.2%, as compared to the prior year, with operating margin increasing from (12.0)% to 2.8%. Operating margin benefited from a decrease in restructuring and realignment costs of $37 million during the year and $79 million of special charges incurred in 2020 that did not recur. Excluding these items, adjusted operating income increased $33 million, with adjusted operating margin increasing from (0.3)% to 2.9%. The increase in adjusted operating margin during the period was primarily due to cost reductions from our restructuring, productivity and other cost saving initiatives and decreased quality management costs, primarily due to a specific warranty charge recorded during the prior year that did not recur related to a firmware issue that was identified and addressed timely. These impacts were partially offset by cost inflation.
Corporate and other
Operating loss for corporate and other increased $6 million, or 60.0%, during the third quarter of 2021 compared to the prior year period primarily due to increased spending on strategic initiatives and timing of employee related costs across quarters. For the nine months ended September 30, 2021, operating loss for corporate and other increased $2 million, or 5.4%, compared to the same prior year period. The increase in cost is primarily driven by increased spending on strategic initiatives partially offset by reduced costs related to COVID-19 initiatives.

Interest Expense
Interest expense was $21 million for the three months ended September 30, 2021, essentially flat with the comparative prior year period. Interest expense was $63 million and $56 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in interest expense is primarily driven by the issuance of our Green Bond during the second quarter of 2020, partially offset by reduced interest expense in 2021 due to our net investment hedges and interest expense on 2020 short term borrowings. See Note 10, "Credit Facilities and Debt", of our condensed consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for the three months ended September 30, 2021 was $19 million resulting in an effective tax rate of 13.9%, compared to a $13 million expense resulting in an effective tax rate of 26.2% for the same period in 2020. The income tax provision for the nine months ended September 30, 2021 was $71 million resulting in an effective tax rate of 18.3%, compared to a $21 million expense resulting in an effective tax rate of 16.6% for the same period in 2020. The effective tax rate for the three month period ended September 30, 2021 differs from the same period in 2020 due to unfavorable earnings mix as compared to the prior year and favorable equity compensation deductions and goodwill impairment charge in the prior year. The effective tax rate for the nine month period ended September 30, 2021 differs from the same period in 2020 due to the impact of tax settlements in the current period.
Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Nine Months Ended
	September 30,
(In millions)	2021	2020	Change
Operating activities	$318	$454	$(136)
Investing activities	(113)	(326)	213
Financing activities	(806)	550	(1,356)
Foreign exchange (a)	(19)	—	(19)
Total	$(620)	$678	$(1,298)
(a)The impact is primarily due to weakening of the Euro, partially offset by the strengthening of the Canadian Dollar.
Sources and Uses of Liquidity
Operating Activities
Net cash provided by operating activities was $318 million for the nine months ended September 30, 2021 as compared to $454 million in the comparable prior year period. This decrease was primarily driven by higher working capital levels, higher interest payments, and increased cash used for income taxes and payroll and other taxes, partially from delayed timing of payments in the prior year related to COVID-19 related concessions. Partially offsetting these items was increased net cash earnings and lower prepayments.
Investing Activities
Cash used in investing activities was $113 million for the nine months ended September 30, 2021 as compared to $326 million in the comparable prior year period. This decrease in cash used of $213 million was mainly driven by spending on time deposit investments in 2020 that did not reoccur in 2021.
Financing Activities
Cash used by financing activities was $806 million for the nine months ended September 30, 2021 as compared to cash generated of $550 million in the comparable prior year period. This net decrease in cash generated by financing activities during the period was primarily driven by the issuance of our Green Bond and short term debt in 2020, and the repayment of Senior Notes due 2021. Partially offsetting these items was the repayment of short term debt in 2020.

Funding and Liquidity Strategy
Our ability to fund our capital needs depends on our ongoing ability to generate cash from operations and access to bank financing and the capital markets. As a result of uncertainties caused by the COVID-19 pandemic, we continue to evaluate aspects of our spending, including capital expenditures, strategic investments and dividends. We will continue to evaluate aspects of our spending and anticipate our capital expenditures will gradually begin to increase to normal levels as the markets we operate in recover.
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
We monitor our global funding requirements and seek to meet our liquidity needs on a cost-effective basis. As of September 30, 2021, the COVID-19 pandemic has not materially impacted our borrowing costs or other costs of capital, however the future impact of the COVID-19 pandemic is uncertain and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.
We have considered the impacts of the COVID-19 pandemic on our liquidity and capital resources and do not currently expect it to impact our ability to meet future liquidity needs or continue to comply with debt covenants. Based on our current global cash positions, cash flows from operations and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements and service debt and other obligations in both the U.S. and outside of the U.S. during the year. In addition, we believe our existing committed credit facilities and access to the public debt markets would provide further liquidity if required. Currently, we have available liquidity of approximately $2.1 billion, consisting of $1.3 billion of cash and $800 million of available credit facilities as disclosed in Note 10, "Credit Facilities and Debt", of our condensed consolidated financial statements. On October 1st, 2021 our Senior Notes due 2021 were settled with cash on hand for a total of $600 million. Our next long-term debt maturity is March 2023.
Risks related to these items are described in our risk factor disclosures referenced under “Item 1A. Risk Factors" in our 2020 Annual Report.
Credit Facilities & Long-Term Contractual Commitments
See Note 10, "Credit Facilities and Debt", of our condensed consolidated financial statements for a description of our credit facilities and long-term debt.
Non-U.S. Operations
We generated approximately 56% of our revenue from non-U.S. operations for both the three and nine months ended September 30, 2021 and approximately 54% and 52% for the three and nine months ended September 30, 2020, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the U.S., we expect to continue to generate significant revenue from non-U.S. operations and expect that a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost-effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations. As of September 30, 2021, we have provided a deferred tax liability of $6 million for net foreign withholding taxes and state income taxes on $116 million of earnings expected to be repatriated to the U.S. parent as deemed necessary in the future.

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
In the third quarter of 2020, management updated forecasts of future cash flows for the Advanced Infrastructure Analytics ("AIA") businesses, which reflected significant negative volume impacts from the COVID-19 pandemic, primarily on our assessment services business. Our ongoing investment in the AIA businesses also continues to impact near-term profitability. Based on these factors, we determined that there were indicators that the AIA reporting unit’s goodwill may be impaired, and accordingly, we performed an interim goodwill impairment test as of July 1, 2020. The results of the impairment test showed that the fair value of the AIA reporting unit was lower than the carrying value, resulting in a $58 million goodwill impairment charge. As of September 30, 2021, the remaining goodwill balance in our AIA reporting unit after recording the goodwill impairment charge was $112 million.
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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended September 30, 2021:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
7/1/21 - 7/31/21	—	—	—	$228
8/1/21 - 8/31/21	—	—	—	$228
9/1/21 - 9/30/21	—	—	—	$228
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under this program during the three months ended September 30, 2021. There are up to $228 million in shares that may still be purchased under this plan as of September 30, 2021.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.             OTHER INFORMATION
None.

ITEM 6.             EXHIBITS
See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

3.1	Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2	Fourth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.2 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

101.0	The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
104.0	The cover page from Xylem Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2021 formatted in Inline XBRL and contained in Exhibit 101.0.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri McShane
Geri McShane
Vice President, Controller and Chief Accounting Officer

November 2, 2021