Form 10-K
period 2021-12-31
Xylem Inc.
filed 2022-02-25
CIK 1524472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large Accelerated Filer  ☑        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2021 was approximately $22.6 billion. As of February 18, 2022, there were 179,901,139 outstanding shares of the registrant’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Shareowners, to be held in May 2022, are incorporated by reference into Part II and Part III of this Report.

Xylem Inc.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2021

*	Included pursuant to the Instruction to Item 401(b) of Regulation S-K.

PART I
The following discussion should be read in conjunction with the consolidated financial statements, including the notes, included elsewhere in this Annual Report on Form 10-K (this "Report").
Forward-Looking Statements
This Report contains “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” "contemplate," "predict," “forecast,” “likely,” “believe,” “target,” “will,” “could,” “would,” “should,” "potential," "may" and similar expressions or their negative, may, but are not necessary to, identify forward-looking statements. By their nature, forward-looking statements address uncertain matters and include any statements that: are not historical, such as statements about our strategy, financial plans, outlook, objectives, plans, intentions or goals (including those related to our social, environmental and other sustainability goals); or address possible or future results of operations or financial performance, including statements relating to orders, revenues, operating margins and earnings per share growth.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Additionally, many of these risks and uncertainties are, and may continue to be, amplified by the ongoing coronavirus (“COVID-19”) pandemic. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include, among others, the following: overall industry and economic conditions, including industrial, governmental, and public and private sector spending and the strength of the residential and commercial real estate markets; geopolitical, regulatory, economic and other risks associated with our sales and operations, including with respect to domestic content requirements applicable to projects with governmental funding; continued uncertainty around the ongoing COVID-19 pandemic’s magnitude, duration and impacts on our business, operations, growth, and financial condition; actual or potential other epidemics, pandemics or global health crises; availability, shortage or delays in receiving electronics, parts and raw materials from our supply chain; manufacturing and operating cost increases due to inflation, prevailing price changes, tariffs and other factors; demand for our products, disruption, competition or pricing pressures in the markets we serve; cybersecurity incidents or other disruptions of information technology systems on which we rely, or involving our products; disruptions in operations at our facilities or that of third parties upon which we rely; ability to retain and attract senior management and other diverse and key talent, as well as increasing competition for overall talent and labor; difficulty predicting our financial results; defects, security, warranty and liability claims, and recalls with respect to products; availability, regulation or interference with radio spectrum used by certain of our products; uncertainty related to restructuring and realignment actions and related charges and savings; our ability to continue strategic investments for growth; our ability to successfully identify, execute and integrate acquisitions; volatility in served markets or impacts on business and operations due to weather conditions, including the effects of climate change; fluctuations in foreign currency exchange rates; our ability to borrow or refinance our existing indebtedness, and uncertainty around the availability of liquidity sufficient to meet our needs; risk of future impairments to goodwill and other intangible assets; failure to comply with, or changes in, laws or regulations, including those pertaining to anti-corruption, data privacy and security, export and import, competition, and the environment and climate change; changes in our effective tax rates or tax expenses; legal, governmental or regulatory claims, investigations or proceedings and associated contingent liabilities; and other factors set forth under "Item 1A. Risk Factors” in this Report and in subsequent filings we make with the Securities and Exchange Commission (“SEC”).

Forward-looking and other statements in this Form 10-K regarding our environmental and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or are required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking social, environmental and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. All forward-looking statements made herein are based on information currently available to us as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1.        BUSINESS
Business Overview
Xylem is a leading global water technology company with 2021 revenues of $5.2 billion and approximately 17,300 employees worldwide, of which approximately 1,200 were temporary or fixed-term employees or interns. We design, manufacture and service highly engineered products and solutions across a wide variety of critical applications, primarily in the water sector, but also in energy. Our broad portfolio of products, services and solutions addresses customer needs of scarcity, resilience, and affordability across the water cycle, from the delivery, measurement and use of drinking water, to the collection, testing, analysis and treatment of wastewater, to the return of water to the environment.
We have differentiated market positions in core application areas including transport, treatment, dewatering, test, smart metering, infrastructure assessment services, digital software solutions for utilities, commercial and residential building services and industrial processes. Setting us apart is a unique set of global assets that include:

•Market-leading brands, some of which have been in use for more than 100 years
•Global distribution networks consisting of direct sales forces and independent channel partners serving a diverse customer base in approximately 150 countries
•A substantial global installed base across the water cycle that provides for steady recurring revenue
•A strong history of bringing innovative products, solutions, and business models to customers
•A strong financial position and cash generation profile that enables us to fund strategic organic and inorganic growth initiatives, and consistently return capital to shareholders
•A demonstrated commitment to corporate governance, social and environmental sustainability and delivering a positive impact to our customers, communities and employees
•A dedicated, experienced, qualified and technologically advanced group of experienced employees focused on safely satisfying our customers' requirements in the water and energy spaces

Our vision is to create a world in which water issues are no longer a constraint to health, prosperity and sustainable development.
Our Industry
Our planet faces serious water challenges. Less than 1% of the total water available on earth is fresh water, and these supplies are threatened by factors such as the draining of aquifers, increased pollution and the effects of climate change. Demand for fresh water is rising rapidly due to population growth, industrial expansion, and increased agricultural development, with consumption estimated to double every 20 years. By 2025, more than 30% of the world’s population is expected to live in areas without adequate water supply. Even in developed countries with sufficient clean water supply, existing water supply infrastructure is aging and often inefficient. In the U.S., deteriorating pipe systems, theft or inaccurate meters result in approximately one out of every six gallons of treated water being lost prior to reaching the end customer. This problem of "non-revenue" water is a major financial challenge of many utilities globally, especially in developing markets where non-revenue water can represent 10% to 60% or more of net water produced. These and other challenges create opportunities for growth in the global water industry. We estimate the total addressable market size of the global water industry, excluding operational expenditures related to labor, energy, and chemicals, to be approximately $600 billion.

Global water needs cannot be met without streamlining the water industry’s cost structure with technologies that fundamentally change the provision and management of water. We compete in areas that are pivotal to improving "water affordability" and "resilience", while reducing the impact of "water scarcity". "Water affordability" refers to the more efficient delivery, use and treatment of clean water and wastewater. "Resilience" refers to the management of water-related risks, including climate change mitigation, and the resilience of water infrastructure. "Water scarcity" refers to the management of limited supplies of water due to climate change, overpopulation and pollution. Our customers often face all three of these challenges, ranging from inefficient and aging water distribution networks and energy-intensive or unreliable water and wastewater management systems (requiring improvements in water affordability); droughts and pollution which limit the amount of water readily available (causing water scarcity); or exposure to natural disasters such as floods or droughts (requiring improvements in resilience). Additionally, we also provide solutions to enhance communications and efficiency, improve safety and conserve resources to customers in the water and energy sectors. Delivering value in these areas creates significant opportunity for the Company.

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
Water Industry Supply Chain

Business Strategy
Our overarching strategy is to help customers solve the world's greatest water challenges with innovative products, services and solutions to deliver sustainable economic, social and environmental benefits. The following strategic pillars guide where and how we focus our efforts and resources to implement this strategy:
•Drive Customer Success. We seek to partner with customers to meet their stakeholders’ needs through our broad portfolio of unmatched products, services and solutions. We are focused on several key areas, beginning with making it easier for customers to do business with Xylem and access the full range of our capabilities. As part of this, we are implementing a digital platform to discover, select, get price quotes, and purchase our offerings. Second, we seek to lead the way as digital technologies transform our sector by further integrating our digital solution portfolio and broadening our solution sales, digital literacy and marketing capabilities company-wide. Third, we seek to help customers get the most out of their systems by providing world-class services that ensure uptime, efficiency and resilience. We partner with them by providing powerful, integrated lifecycle services and solutions.
•Grow in the Emerging Markets. We continue to invest in localizing our capabilities in the emerging markets. We will continue building innovation, product management and engineering teams in these regions, expanding our market coverage in key growth markets such as China, India, Eastern Europe and Africa. We seek to address the base of the pyramid population by providing water and sanitation needs with new solutions and business models.
•Strengthen Innovation and Technology. We seek to create new customer offerings that help them solve water challenges more powerfully than ever before, while also providing our company with rapid growth opportunities. We are focused on building and enabling infrastructure for digital growth by making our hardware, networks and software applications interoperable and creating a common software experience. This will further strengthen our core product offerings, and deliver strategic, sustainable innovations that help us tap into new markets through advanced technology and new business models.
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
•Cultivate Leadership and Talent Development. We continue to foster an empowering, mission-driven, diverse and inclusive culture. We will continue to build leadership succession depth and breadth in keeping with our commitment to developing the next generation of leaders. We will also align our incentives, including share-based and performance-based compensation, and organizational structure to our strategy, favoring approaches to drive 'one company' skills, mindset and behaviors, and stakeholder value creation.

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
The table and descriptions below provide an overview of our business segments:

	Market Applications	2021 Revenue (in millions)	% Revenue	Major Products	Primary Brands

Water Infrastructure	Transport	$1,816	81%	• Water and wastewater pumps • Filtration, disinfection and biological treatment equipment • Mobile dewatering equipment	• Flygt • Godwin • Leopold • Sanitaire • Wedeco • Xylem Vue
	Treatment	431	19%
		$2,247	100%

Applied Water	Commercial Building Services	$609	38%	• Pumps • Valves • Heat exchangers • Controls • Dispensing equipment systems	• A-C Fire Pump • Bell & Gossett • Flojet • Goulds Water Technology • Jabsco • Lowara • Standard Xchange • Xylem Vue
	Residential Building Services	268	17%
	Industrial Water	736	45%
		$1,613	100%

Measurement & Control Solutions	Water	$1,055	79%	• Smart meters • Networked communication devices • Data analytics • Test equipment • Controls • Sensor devices • Software & managed services • Critical infrastructure services	• Pure • Sensus • Smith Blair • WTW • YSI • Xylem Vue
	Energy	280	21%
		$1,335	100%

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
The customer base consists of two primary end markets: utility and industrial. The utility market includes public, private and public-private entities that support water, wastewater and storm water networks. The industrial market includes customers that require similar water and wastewater infrastructure networks to support various industrial operations.

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
Given the highly fragmented nature of the water industry, the Water Infrastructure segment competes with a large number of businesses and no one business competes across all the markets Water Infrastructure serves. We differentiate ourselves in the market by focusing on product and service performance, quality and reliability, innovation, speed to market with new or disruptive technologies and business models, application expertise, brand reputation, energy efficiency, product security, product life-cycle cost, timeliness of delivery, proximity of service centers, effectiveness of our distribution channels, price and customers' experience in doing business with us. Increasingly digital solutions and analytics are important competitive differentiators. We are actively expanding our capabilities in these areas and integrating them together with our legacy technologies and service offerings as well as capabilities from other Xylem business units to present ever more compelling solutions to our customers. In the sale or rental of products and provision of services, we benefit from our large installed base, which requires maintenance, repair and replacement parts due to the critical application and nature of the products and the conditions under which they operate. Timeliness of delivery, quality and the proximity of service centers are important customer considerations when selecting a provider for after-market products and services as well as equipment rentals. In geographic regions where we are locally positioned to provide a quick response, customers have historically relied on us, rather than our competitors, for after-market products relating to our highly engineered and customized solutions. Our key competitors in the Water Infrastructure segment include KSB Inc., Sulzer Ltd., Evoqua Water Technologies, United Rentals, Trojan (Danaher Corporation) and Grundfos.
Applied Water
Applied Water encompasses the uses of water in two primary applications: Building Services and Industrial Water. These applications serve a diverse set of customers in the commercial, residential and industrial end markets. Residential consumers represent the end users in the residential market, while owners and managers of properties such as apartment buildings, retail stores, institutional buildings, restaurants, schools/universities, hospitals and hotels are examples of end users in the commercial market. The industrial market includes OEMs, exploration and production firms, and developers and managers of industrial facilities, such as electrical power generators, chemical manufacturers, machine shops, clothing manufacturers, marine, food and beverage companies and car washes.
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
Population growth, urbanization regulatory requirements on energy efficiency and eco-friendly buildings are macro growth drivers of these markets, driving the need for housing, food, community services and retail goods within growing city centers.

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
At the heart of our leading technologies are automation, data management and decision support. Communications networks enable customers to automate and optimize meter reading, bill customers, monitor flow rates and detect and enable rapid response to changing and unsafe conditions. In short, they provide insight into operations and enable our customers to manage the entire scope of their operations remotely through their networks. At the center of our offering is the FlexNet communication network, which provides a common communications platform and infrastructure for essential metering services. This two-way communication technology remotely connects a wide variety of smart points in a given network with protocols, frequently on Federal Communications Commission ("FCC") licensed spectrum in the U.S., to enable reliable, resilient and secure transmissions. These technologies allow our customers to remotely and continuously monitor their water and energy distribution infrastructure, prioritize and manage maintenance, and use data to optimize many aspects of their networks. Our Advanced Infrastructure Analytics platform complements these offerings with intelligent solutions that help utility decision-makers manage and maintain their networks more effectively in real time.
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
Geographic Profile
The table below illustrates the annual revenue and percentage of revenue by geographic area for each of the three years ended December 31.

	Revenue
(in millions)	2021		2020		2019
	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total
United States	$2,280	44%	$2,297	47%	$2,554	49%
Western Europe	1,414	27%	1,259	26%	1,235	24%
Emerging Markets (a)	1,066	21%	919	19%	1,049	20%
Other	435	8%	401	8%	411	7%
Total	$5,195		$4,876		$5,249
(a) Emerging Markets includes results from the following regions: Eastern Europe, the Middle East and Africa, Latin America and Asia Pacific (excluding Japan, Australia and New Zealand, which are presented in "Other")
Supply and Seasonality
We have a global manufacturing and assembly footprint, with production facilities in Europe, North America, Latin America, Asia and the Middle East. All of our businesses require various parts and raw materials, the availability and prices of which may fluctuate. Parts and raw materials commonly used in our products include motors, fabricated parts, castings, bearings, seals, batteries, printed circuit boards ("PCBs") and electronic components, including semiconductors, as well as commodities, including steel, brass, nickel, copper, aluminum and plastics. While we may recover some cost increases through operational improvements, we are still exposed to pricing risk, including due to duty and tariff assessments by the U.S. or other governments on foreign imports. We attempt to control costs through fixed-priced contracts with suppliers and various other programs, such as our global procurement initiative.
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
Our business segments experience a modest level of seasonality in their operations. This seasonality is dependent on factors such as customers' capital spending, as well as the effects of climate change and weather conditions, including heavy flooding, prolonged droughts and fluctuations in temperatures or weather patterns, all of which can positively or negatively impact portions of our business.
Customers
Our business is not dependent on any single customer or a few customers, the loss of which would have a material adverse effect on our Company. No individual customer accounted for more than 10% of our consolidated revenues in 2021, 2020 or 2019.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules, and delays occur from time to time. Total backlog was $3,240 million at December 31, 2021 and $2,124 million at December 31, 2020. We anticipate that approximately 60% of the backlog at December 31, 2021 will be recognized as revenue during 2022.
Research and Development
Research and development (“R&D”) is a key foundation of our growth strategy and we focus on the design and development of products and application know-how that address anticipated customer needs and emerging trends. Our engineers are involved in new product development as well as improvement of existing products to increase customer value. Our businesses invest substantial resources into R&D. We anticipate we will continue to develop and invest in our R&D capabilities to promote a steady flow of innovative, high-quality and reliable products and integrated solutions to further strengthen our position in the markets we serve. In addition to investments made in software development, which were capitalized, we incurred $204 million, $187 million, and $191 million as a result of R&D investment spending in 2021, 2020 and 2019, respectively.
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
Capitalized Software
We offer software as a product or service directly to external customers, which is included within "Other intangible assets, net" on our Consolidated Balance Sheets. As of December 31, 2021 and 2020 we had net capitalized software used in sales and services to external customers of $211 million and $182 million, respectively.

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
We continue to be dedicated to environmental and sustainability programs to minimize the use of natural resources, reduce the utilization and generation of hazardous materials from our processes and remediate identified environmental concerns. We are currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at a number of current and former manufacturing facilities. We do not anticipate these liabilities will have a material adverse effect on our consolidated financial position or results of operations. At December 31, 2021, we had estimated and accrued $3 million related to environmental matters.

Other Regulations
As a company with global operations, we are subject to complex U.S. federal, state and local and foreign laws and regulations in the countries where we conduct business, including with respect to trade, such as tariffs, imports and exports; anti-bribery and corruption; antitrust and competition; data security and privacy, such as the EU General Data Protection Regulation (“GDPR”) and the China Personal Information Protection Law ('PIPL"); use of regulated radio spectrum, including that of the U.S. FCC; lobbying activity; health and safety; and the environment, among other matters. We have policies and procedures in place to promote compliance with these laws and regulations. Additional information about the impact of government regulations on Xylem’s business is included in Item 1A. “Risk Factors” under the headings Risks Related to Our Business and Operations and Risks Related to Legal, Regulatory and Tax.
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
We believe our financial performance and commitment to sustainability go hand in hand. Xylem approaches business sustainability as a way to generate economic value while also creating value for society, thus meeting the needs of both. Accordingly, in 2019, we evolved our approach to leverage sustainability in our decision-making toward long-term value creation for our shareholders, customers, employees and communities in which we operate and we announced an ambitious slate of 2025 Sustainability goals. The progress towards these goals can be found in our 2020 Sustainability Report, which is aligned to the Global Reporting Initiative and the Sustainability Accounting Standards Board frameworks.

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
Additionally, in 2021, Xylem announced our commitment to reach Net Zero greenhouse gas emissions before 2050 across our value chain, further aligning our long-term commitment to sustainability with sector-wide moves towards reduced carbon footprint.

In 2021, in partnership with Goldman Sachs, we continued our work towards further integrating our business and finance strategies with sustainability by creating a cash account tied to performance of select 2025 Sustainability goals. In 2020, Xylem completed a $1 billion Green Bond offering in senior unsecured notes, consisting of $500 million of 1.950% senior notes due in January 2028 and $500 million of 2.250% senior notes due in January 2031. The proceeds of this offering were allocated to green projects that help improve water accessibility, water affordability, and water systems resilience. This follows our 2019 execution of a five-year revolving credit facility (the “2019 Credit Facility”) with Citibank, N.A., as Administrative Agent, and a syndicate of lenders. The 2019 Credit Facility includes a pricing grid that determines the applicable margin based on Xylem's credit rating, with a further adjustment depending on Xylem's annual Sustainalytics Environmental, Social and Governance (“ESG”) score, an important barometer of Xylem’s continued commitment to sustainability. Additionally, during the first quarter of 2021, we issued a special grant of less than 0.1 million ESG performance share units.

Human Capital
Our colleagues around the globe are united in a shared purpose – to solve water – and, as such, are key to the Company’s success and execution of our strategy. We continue to foster an empowering, mission-driven, people-centered, diverse and inclusive culture. We believe that our overall success and long-term growth depend, in part, on our continued ability to attract and retain diverse and highly skilled colleagues, including senior leaders and colleagues with skills in our strategic competencies, such as engineering, innovation, digital technologies, sales excellence, sustainability and product and project management. The market for highly-skilled talent and leaders in our industry is increasingly competitive, but we believe our culture is a differentiator and therefore important to our ability to attract and retain employees.
As of December 31, 2021, Xylem employed approximately 17,300 employees worldwide, of which approximately 1,200 were temporary or fixed-term employees or interns. We have approximately 5,700 employees in the U.S., 8,100 in Europe, and 3,000 in Asia Pacific, with the remaining 1,000 in other geographies in which we operate. Approximately 18% of our U.S. colleagues are represented by labor unions. In certain foreign countries, our colleagues are represented by labor unions and/or work councils. We believe that our relations with our employees are good.
We conduct periodic employee engagement surveys to understand our employees’ perspectives, identify areas for additional focus and establish action plans. These surveys cover a range of topics, including employee engagement, company culture, customer focus, organizational effectiveness, employee well-being, diversity, equity and inclusion, pay for performance and development opportunities. 86% of our employees globally participated in our 2021 engagement survey, and our engagement index showed increases from the 2019 survey.
Our Vision and Values
Our vision and values provide the foundation for how we want to grow as a company as well as the inspiration for how we want to behave as industry leaders and ethical corporate citizens. Our vision is to create a world in which water issues are no longer a constraint to health, prosperity, and sustainable development. We devote our technology, time and talent to advance the smarter use of water and our colleagues are guided by our core values:
•Respect for each other, for diversity of people and opinions, for the environment;
•Responsibility for our words and actions, for customer satisfaction, for giving back to our communities;
•Integrity for acting ethically, for doing what we say we’ll do, for having the courage to communicate with candor; and
•Creativity for thinking beyond boundaries, for anticipating tomorrow’s challenges, for unlocking growth potential.

Diversity, Equity and Inclusion
We are committed to a workplace that creates a sense of belonging for everyone: where all our colleagues feel involved, respected, valued, connected and able to bring their authentic selves to work. At Xylem, we recognize the power of diversity and inclusion to drive innovation, make us more competitive, positively impact customer satisfaction and Company performance, and create value for our shareholders and other stakeholders.
Our commitment to building a global, diverse and inclusive culture starts at the top with our Board of Directors and senior leadership team members, who represent a broad spectrum of backgrounds and perspectives. As of February 25, 2022, 50% of our directors have origins outside the U.S., and 50% of our directors also identify as diverse from a gender, ethnic or racial standpoint. Approximately 17% of our senior leadership team members have origins outside the U.S., and approximately 42% of our senior leadership team also identify as diverse from a gender, ethnic or racial standpoint. We believe that the diversity of our Board of Directors and senior leadership enhances our ability to evolve and execute our business strategy and to attract and retain diverse and highly qualified talent, and also fuels our commitment to building a culture of inclusion, and providing our colleagues with equitable access to opportunities. As of December 31, 2021 globally, 25% of our colleagues identify as female; in the U.S., 25% of our colleagues identify as U.S. minorities.
Diversity and inclusion metrics are included in our regular business reviews to improve transparency and drive accountability by highlighting progress on goals and outlining steps to achieve them. In addition, we publicly disclose various workforce metrics regarding gender, age and racial and ethnic diversity, including our U.S. EEO-1 report.
We provide periodic training on diversity, equity and inclusion globally, including for our senior leaders. We offer Employee Network Groups, which are voluntary, employee-led groups formed by people with a common affinity, such as gender, race, sexual orientation and gender identity, military status or other attributes. Each Employee Network Group is sponsored and supported by one or more senior leaders and all groups are open to all employees regardless of any diversity attributes with which they may identify. Collectively, approximately 3,700 colleagues participate as members of our network groups. These groups are a critical part of Xylem’s diversity, equity and inclusion strategy and empower colleagues. Each group has a collective voice to speak with management, including the opportunity to voice concerns as a community and to drive change and advance inclusion and innovation. In addition, our CEO and senior leadership team hold regular global town hall meetings, as well as smaller regional or local town halls, to share and hear from our colleagues across all areas of the Company and geographies.
Health and Safety
Protecting the safety, health and well-being of our colleagues is one of our highest priorities. We have a strong Environmental, Health and Safety program that focuses on governance, risk reduction, training and education, and leadership accountability to provide our colleagues with safe and healthy workplaces. In response to the COVID-19 pandemic, we continue to take additional measures to protect the health, safety and well-being of our colleagues, including a support pay program for colleagues impacted by the pandemic which remained in place throughout 2021, an essential services support pay program for colleagues whose roles were classified as an “essential service” requiring work on-site at a Xylem facility or in the field supporting customers, and the transition of office-based colleagues to remote work-from-home status where possible, which enabled us to minimize disruptions to our operations and continue to support our customers. In addition, our senior leadership team held listening sessions with colleagues who were also caregivers to understand their unique challenges and evolve our support accordingly. In order to maintain a safe work environment for our colleagues, our production facilities spread out operations over multiple shifts and implemented other protective measures, such as temperature screening and social distancing, while maintaining operational capabilities. In response to our 2021 employee engagement survey, we sought specific feedback on mental well-being and are augmenting our holistic well-being strategies as a result.
Compensation and Benefits
Attracting, motivating and retaining talented colleagues worldwide is essential to the success of our business. Accordingly, we endeavor to provide our colleagues with competitive compensation and benefits, including paid parental leave in the United States. Xylem takes a total rewards approach that integrates programs for compensation, benefits, recognition and work-life balance. While individual program components may differ by country, role or level, our culture and commitment to results and equity remain constant.
We seek to align our human capital and sustainability strategies to support our mission-driven culture and further our shared value approach, which is designed to generate increased economic and social value for our investors and other stakeholders. Accordingly, in 2021, the Company expanded its sustainability-linked compensation for all of our senior leaders, as well as a broader group of executives, with a special, one-time grant of performance share units with goals that are based on 5 of our strategically transformative 2025 sustainability goals.
Career Development
We are committed to enhancing colleagues’ capabilities needed to win in the marketplace and are focused on enhancing digital literacy, sales effectiveness, and other skills needed to support execution of our strategy. We also are focused on internal talent mobility across functions, geographies and businesses. Through our continuous improvement program, we nurture and grow a continuous improvement mindset throughout all areas of the Company.
We have a broad range of talent development programs and experiences to facilitate the continued professional growth and leadership development of our colleagues and to support our succession plans. These programs span across all levels, businesses and functions, including entry-level talent recruitment programs, development programs for emerging leaders, manager training and executive development. We also provide on-demand/self-paced learning through our learning management system.
We also prioritize employee engagement through regular, year-round discussions focused on employee performance feedback and development, opportunities to work on special projects, and volunteer activities involving Watermark, our corporate social responsibility program, as well as Xylem Ignite, our youth engagement program. Our Employee Network Groups foster inclusion and support the development of our colleagues by offering formal and informal leadership opportunities and creating visibility for colleagues.
Workplace Flexibility
In response to the COVID-19 pandemic, our colleagues discovered innovative ways to engage customers and suppliers, and collaborate with each other on complex global or cross-functional projects, adapted to stay strong and productive, and remained highly engaged and committed to our vision as a Company. This agility has also helped us see new business capabilities and ways of working together.
We have heard from many of our office-based colleagues that they greatly value the increased flexibility and autonomy that came with remote working. We believe that an appropriately tailored approach that balances in the office, fully remote and hybrid arrangements will increase our ability to retain and attract the best, most diverse talent, and reduce our carbon footprint associated with unnecessary commuting and business travel.
We are committed to preparing and enabling both management and our colleagues for this new way of working, while we continue to foster an inclusive, equitable culture that promotes engagement, innovation, performance and trust, including for our on-site manufacturing and field services colleagues.
Labor Relations
Xylem respects the work of labor organizations, work councils and trade unions to better the lives of working people. Accordingly, Xylem respects the legal rights of its colleagues to join or to refrain from joining such organizations. An employee’s decision to join or not join a labor organization will in no way account for any discrimination against that employee. Xylem makes managers at all levels aware of the importance of respecting the rights of colleagues to organize or be represented. Our experience supports our core belief that a favorable, collaborative work environment with direct communication between employees and management serves not only the interests of employees but also the interests of Xylem as a company. We work to establish favorable employment conditions that promote positive relationships between our colleagues and their managers, facilitate communications among our colleagues and support their development.

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

ITEM 1A.    RISK FACTORS
In evaluating our business and investment in our securities, investors should carefully consider the following discussion of material factors and events, along with all of the other information in this Report and in our other filings with the SEC. The events and consequences discussed below could, in circumstances that we may not be able to accurately predict, recognize or control, have a material adverse effect on our business, financial condition, cash flows, results of operations and/or market price of our common stock.
These risk factors do not identify all of the risks we face. Our business is also subject to general risks that affect many other companies. In addition, we operate in a continually changing business, economic and geopolitical environment and as a result, new risk factors may emerge from time to time. Risks not currently known to us, or that we currently believe are immaterial, may impact our business operations, financial condition or share price. The global economic and geopolitical climate, including the impacts of the ongoing COVID-19 pandemic, amplifies many of the risks below. Risks in this section are grouped in the following categories: (1) Risks Related to Macroeconomic and Industry Factors; (2) Risks Related to Our Business and Operations; (3) Risks Related to Legal, Regulatory and Tax; and (4) Risks Related to Ownership of Our Common Stock. Many risks affect more than one category, and as a result the risks are not in order of significance or probability of occurrence.
Risks Related to Macroeconomic and Industry Factors
Industry and economic conditions may adversely affect our markets and our customers’ operating conditions, which can in turn affect our business, results of operations and financial condition.
With sales in approximately 150 countries, we compete in a wide range of geographic and product markets. Material economic and industry factors impacting our businesses include: (i) the overall strength of, and our customers’ confidence in, local and global macroeconomic conditions; (ii) overall strength of industrial, governmental and public and private sector spending; (iii) overall strength of the residential and commercial real estate markets; (iv) federal, state, local and municipal governmental fiscal, trade and procurement laws, regulations and policies, including with respect to domestic content; (v) the availability of commercial financing for our customers and end-users; and (vi) the degree of funding for our public sector customers, including with respect to water infrastructure investments. The macroeconomic impacts of the ongoing COVID-19 pandemic and broader economic dynamics, including with respect to supply chain shortages, logistics challenges, tight labor markets and inflation, have had, and continue to have, a material adverse effect on our business and results of operations. Future slowdowns or prolonged downturns in the global economy or our markets could have material adverse effects on our business, financial condition, cash flows and results of operations.
We are exposed to geopolitical, regulatory, economic, foreign exchange and other risks associated with our global sales and operations.
In 2021, 44% of our total revenue was from customers within the U.S. and 56% was from customers outside the U.S. We expect our sales from international operations and export sales to continue to be a significant portion of our revenue. Many of our manufacturing operations, employees and suppliers are located outside of the U.S. Our operations and sales both within the U.S. and internationally are subject, in varying degrees, to risks inherent in doing business globally, including:
•changes in trade protection measures, including embargoes, tariffs and other trade barriers, import and export regulations, licensing requirements, and new and existing domestic content requirements for projects receiving governmental funding;
•instability and uncertainties arising from the global geopolitical environment, including economic nationalism, populism, protectionism and anti-global sentiment;
•changes in tax laws and potential negative consequences from the interpretation, application and enforcement by governmental tax authorities of tax laws and policies;
•changes in other laws and regulations or how such provisions are interpreted or administered;
•disruptions in our global supply chain, including with respect to labor shortages, supply shortages, and freight and logistics challenges;
•unfavorable circumstances arising from host country laws or regulations, including those related to infrastructure and data transmission, security and privacy;
•shocks to the global financial system, including due to global health crises, the effects of climate change, or idiosyncratic events, such as a terrorist attack;
•theft, compromise or misappropriation of technology, intellectual property or data;

•foreign currency exchange rate fluctuations, restrictions on repatriation of earnings or payment of distributions, dividends, loans or advances to us by foreign subsidiaries;
•disruption of operations from labor, civil, political or other disturbances;
•regional safety and security considerations;
•increased costs and risks in developing, staffing and simultaneously managing a number of global operations as a result of distance, remote work arrangements, language and cultural differences; and
•threat, outbreak, uncertainty or escalation of political instability, insurrection, armed conflict, terrorism, epidemics, global health crises or pandemics, or war.
In 2021, 44% of our revenues were generated in the U.S, which included sales of products sold into federally funded projects. We expect our U.S. sales in 2022 and beyond to be similar. However, we may not be able to successfully compete for federally funded projects as some of our products may not comply with the domestic content requirements of the U.S. Buy American mandate applicable to the Infrastructure Investment and Jobs Act (“IIJA”) signed into law on November 15, 2021, as well as other federally funded projects. We are assessing the risks associated with the Buy America mandate, as well as related mitigation options around sourcing and manufacturing, but there is no guarantee that we will be able to meet applicable domestic content requirements. While governmental exemptions and waivers may in the future be issued that negate the application of the Buy America mandate to some or all of our potential sales into IIJA and other federally funded projects, it is uncertain whether and to what extent such exemptions or waivers may be issued. An inability to meet applicable domestic content requirements for U.S. federally funded projects could have a material adverse impact on our business, financial condition or results of operations.
We continue to monitor the impacts of the U.K.’s exit from the EU (“Brexit”) on our supply chain, operations and financial results. The U.K. and the EU's Trade and Cooperation Agreement (“TCA”) creates a number of risks and uncertainties for our businesses, including: 1) our services are subject to the World Trade Organization’s rules until the parties to the TCA agree on rules around trade in services, and 2) a delay in implementing final provisions on border checks, with some transitional arrangements for 2021 being continued into 2022. The U.K. will also need to negotiate its own trade treaties with countries around the world, which could take years to complete, and any disagreements on trade terms could result in supply chain delays or other disruptions. As a result, we face continued uncertainty and risks of disruption in our supply chain and increased costs.
In the year ended December 31, 2021, 21% of our total revenues were generated in emerging markets and we have placed a particular emphasis in our strategy on increasing our growth and presence in emerging markets. Beyond the general risks that we face outside the U.S., our operations in emerging markets are subject to additional risks and uncertainties, including: (i) governments may impose withholding or other taxes on remittances and other payments to us, or the amount of any such taxes may increase; (ii) governments may seek to nationalize our assets; (iii) governments may impose or increase investment barriers or other restrictions affecting our business; (iv) difficulty in enforcing agreements; (v) challenges collecting receivables, protecting our intellectual property and other assets; (vi) pressure on the pricing of our products and services; (vii) higher business conduct risks; and (viii) challenges in our ability to hire and retain qualified talent and labor. We cannot predict the impact that such factors might have on our business, financial condition, cash flows and results of operations.
The COVID-19 pandemic has adversely impacted, and continues to pose risks to, our business, results of operations and financial condition, the nature and extent of which are highly uncertain and unpredictable.
Our global operations expose us to risks associated with public health crises, including epidemics and pandemics. The ongoing COVID-19 pandemic has had, and may continue to have, an adverse impact on our employees, customers, supply chain, operations and sales. The COVID-19 pandemic has, and may in the future, curtail the movement of people, goods and services worldwide, including in many of the regions where we sell our products and services and conduct operations. Government-mandated precautions to mitigate the spread of COVID-19, including travel restrictions, quarantines, stay at home or similar measures in many of the areas in which we operate, resulted in temporary production impacts at several of our facilities in 2020 and 2021, curtailed, and may in the future curtail, the business and operations of some of our customers and suppliers, including our ability to access our customers’ sites. If the COVID-19 pandemic continues or worsens, including additional mutations of the virus, we may experience a decline in sales and customer orders in certain of our businesses. The COVID-19 pandemic and broader global market supply and demand dynamics also have impacted, and continue to impact our supply chain with unpredictable disruptions, due to component shortages, including with respect to key electronic components such as semiconductors, capacity constraints, delays in shipment of materials necessary to the manufacture of our products, freight and logistics challenges, tight labor markets and inflation. Different markets and parts of our business will recover from the COVID-19 pandemic at different rates depending on many factors, including vaccination levels or new COVID-19 variants and related outbreaks. While we have taken measures to mitigate these impacts, as the pandemic continues, or if it worsens, our manufacturing facilities, supply chain and logistics may continue to be significantly impacted. Accordingly, the pandemic has negatively impacted our revenue growth in certain of our businesses. It is uncertain how materially the COVID-19 pandemic, including additional mutations of the virus, the corresponding rollout, efficacy or unanticipated consequences of vaccines, and the pace of recovery will affect our global operations and sales if these impacts persist, worsen or re-emerge throughout 2022 and beyond. The extent and duration of these impacts on us are dependent in part on demand for our products and services and, our ability to meet customer demand; customers’ budgets, spending, willingness to allow us access to their job sites and continuation of planned projects; continued funding for infrastructure investments, particularly water infrastructure; our suppliers’ ability to continue to supply us with parts, components and raw materials, and logistics providers' ability to continue shipment of our products and supplies in a timely manner.
The COVID-19 pandemic has caused significant volatility and uncertainty in the financial and capital markets. A further disruption of global financial markets or resulting economic downturn from the COVID-19 pandemic or other global health crises may reduce our ability to incur debt or access capital, or increase our cost of capital. There are no assurances that the credit markets or the capital markets will be available to us in the future or that the lenders participating in our credit facilities will be able to provide financing in accordance with their contractual obligations. Additionally, concerns over the economic impacts of COVID-19 have caused, and may continue to cause, volatility in our stock price. A sustained downturn may impact our liquidity position, including our ability to continue to pay dividends, or may impact our asset values resulting in the carrying value of our goodwill or other intangible assets exceeding their fair value, which may require us to recognize an impairment to those assets. The effects of the COVID-19 pandemic, including remote working arrangements for employees, has not to date impacted but could in the future impact our financial reporting systems and internal control over financial reporting.
We cannot reasonably estimate the length or severity of the ongoing COVID-19 pandemic or the associated macroeconomic impacts, including impacts on our markets and other impacts to our business, financial position, results of operations and cash flows. To the extent that COVID-19 conditions improve, the duration and sustainability of such improvements will be uncertain, and continuing adverse impacts or the degree of improvement may vary by business and/or geography. Actions we may take in response to improvements in conditions may also vary by business and/or geography, and may be made with incomplete information. There is a risk that such actions could be premature, insufficient or incorrect and could have a material adverse impact on our business and results of operations.
Inflation, tariffs, customs duties and other increases in manufacturing and operating costs could adversely affect our cash flows and results of operations.
Our operating costs are subject to fluctuations, particularly due to changes in prices for commodities, parts, raw materials, energy and related utilities, freight, and cost of labor which have been and may continue to be driven by inflation, tightening labor markets, prevailing price levels, exchange rates, changes in trade agreements and trade protection measures including tariffs, and other economic factors. Throughout 2021 our operating costs have been impacted by price inflation, including with respect to the cost of certain raw materials, electronic components, commodities, freight and logistics, and we expect this to continue for the foreseeable future. The U.S. has enacted various trade actions, including imposing tariffs on certain goods we import from China and other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the U.S., or further retaliatory trade measures taken by China or other countries, could increase the cost of our products that we may not be able to offset. The TCA between the U.K. and EU imposes duties on goods traded between the U.K. and EU. In order to remain competitive, we may not be able to recover all or a portion of these higher costs from our customers through price increases. Further, in a declining price environment, our operating margins may contract because we account for inventory using the first-in, first-out method. Actions we take to mitigate volatility in manufacturing and operating costs may not be successful and, as a result, our business, financial condition, cash flows and results of operations could be materially and adversely affected.
Our business is subject to foreign currency exchange rates fluctuations.
Sales outside of the U.S. for the year ended December 31, 2021 accounted for approximately 56% of our net sales. We also have significant operations in various locations outside of the U.S. We are therefore exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, Swedish Krona, British Pound, Canadian Dollar, Australian Dollar, and Polish Zloty. Changes in the value of currencies of the countries in which we do business relative to the value of the U.S. Dollar or Euro could affect our ability to sell products competitively and control our cost structure, which has had and may continue to have a material adverse effect on our business, financial condition, cash flows and results of operations. Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. Dollar. The translation risk is primarily concentrated in the exchange rate between the U.S. Dollar and the Euro, Chinese Yuan, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, and Indian Rupee. As the U.S. Dollar fluctuates against other currencies in which we transact business, revenue and income may be impacted. Strengthening of the U.S. Dollar relative to the Euro and the currencies of the other countries in which we do business, has materially and adversely affected and could in the future materially and adversely affect our sales growth and profitability in future periods. Refer to Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" for additional information on foreign exchange risk.
Our pension and other defined benefit plans are subject to financial market risks that could adversely impact our earnings, financial condition and cash flows in future periods.
Certain current and retired employees are covered by pension and other defined benefit plans (collectively, “post-retirement benefit plans”). We make contributions to fund our post-retirement benefit plans when we consider it necessary or advantageous to do so. Significant changes in market interest rates, decreases in fair value of or investment losses on plan assets, changes in discount rates, or changes in minimum funding requirements established by governments, taxing authorities or other agreements, could increase our funding obligations and adversely impact our earnings, financial condition and cash flows in future periods. In addition, the cost of our post-retirement benefit plans is incurred over long periods of time and involves factors that can be volatile and unpredictable, including rates of return on plan assets, discount rates used to calculate liabilities and expenses, change in laws and regulatory actions, and changes in actuarial experience and assumptions, which could adversely impact our earnings, results of operations, financial condition and cash flows.
Risks Related to Our Business and Operations
Failure to compete successfully in our markets, including our ability to develop and commercialize innovative and disruptive technologies, could adversely affect our business.
We offer our technologies, products and services in highly competitive markets. We believe the principal points of competition are product and service performance, quality and reliability, innovation, speed to market with new or disruptive technologies and business models, application expertise, brand reputation, energy efficiency, product security, product life cycle cost, timeliness of delivery, proximity of our service centers to customers, effectiveness of our distribution channels, price and customers’ experience in doing business with us. Maintaining and improving our competitive position will require successful management of these factors in a business environment with increasingly rapid rates of change and disruption.
Our competitive position and future growth rate depend upon a number of factors, including our ability to successfully: (i) innovate, develop and maintain competitive products, services, business models and customer experience to address emerging trends and meet customers’ needs (including those related to social, environmental and sustainability matters), (ii) defend our market share against an ever-expanding number of competitors, many of which are new and non-traditional competitors from outside our industry, such as large technology firms, or those out of emerging markets, (iii) enhance our product and service offerings by adding innovative features or disruptive technologies that differentiate them from those of our competitors and prevent commoditization, (iv) develop, manufacture and bring compelling new products and services to market quickly and cost-effectively, (v) continue to cultivate, develop and maintain our distribution network of channel partners, (vi) attract, develop and retain individuals with the requisite innovation, digital and technical expertise and understanding of customers’ needs to develop and commercialize new technologies, products and services, (vii) continue to invest in our manufacturing, research and development, engineering, sales and marketing, customer service and support, and distribution networks, (viii) win large contracts, and (ix) compete for business subject to applicable governmental procurement laws, regulations and policies, including new and existing domestic content requirements in the U.S. and globally, as they may evolve over time.
We may not be successful in maintaining our competitive position, which could adversely affect our business, financial condition, cash flows or results of operations. The failure of our technologies, products or services to maintain and gain market acceptance due to more attractive offerings, or customers’ slower-than-expected adoption of and investment in our new and innovative technologies could significantly reduce our revenues or market share and adversely affect our competitive position. Pricing pressures could cause us to adjust the prices of certain products to stay competitive, or we may not be able to continue to win large contracts, which could adversely affect our market share and competitive position.

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
In addition, we offer certain services and products, including pumps, controllers and meters that are digitally-enabled or that connect to and are part of the “Internet of Things” (IoT), and are used by third parties for operational purposes or to collect data. Cybersecurity attacks may target hardware, software and information installed, stored or transmitted by our products after they have been purchased and incorporated into third parties’ products, facilities or infrastructure. While we attempt to provide security measures to safeguard our products and services from cyber threats, the potential for an attack remains. A successful attack may result in the misappropriation, destruction, unauthorized access to or disclosure of third parties' confidential information, damage or disruption to third parties’ operations, potentially with personal health and safety risks, recall of our products or increased costs for security and remediation, as well as damage to our brand reputation.
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
Although we continue to assess these risks, implement measures to mitigate these risks and perform business continuity and disaster recovery planning, we cannot be sure that cybersecurity attacks or other interruptions with material adverse effects will not occur, or that our business continuity and disaster recovery efforts will be effective and adequate.
Lack of or delay in availability of products, parts and raw materials from our supply chain or the inability of suppliers to meet delivery and other requirements, could adversely affect our business.
Our business relies on a large and complex network of suppliers (and their suppliers), including contract manufacturing, commodity markets and freight and logistics providers, to secure and ship finished goods and raw materials, parts, electronic components and other components that are used in our products. We expect that our reliance on, and the complexity of, the supply chain will continue to increase. Parts and raw materials commonly used in our products include electronic components, particularly semiconductors, motors, fabricated parts, castings, bearings, seals, batteries, and PCBs, as well as commodities, including steel, brass, nickel, copper, aluminum and plastics. We are exposed to the availability of these parts, components, materials and finished goods, which have been and may in the future be subject to delay, curtailment or change due to, among other things, macroeconomic factors including supply and demand dynamics, labor shortages, changes in the strategy or production planning of suppliers including decisions to exit production of key components upon which we rely, interruptions in suppliers' production, labor disputes, the impaired financial condition of a particular supplier, suppliers’ capacity allocations to other purchasers, changes in trade agreements and trade protection measures including tariffs, exchange rates and prevailing price levels, ability to meet regulatory requirements, weather emergencies and associated effects of climate change, the ongoing effects of the COVID-19 pandemic or other public health crises or threatened or actual armed conflict, acts of war or terrorism. We have also experienced, and continue to experience, increased freight and logistics costs, delivery delays related to port congestion and other logistics- related challenges. Although we have insurance, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or will be adequate to cover any or all aspects of supply chain disruptions.

Some of our key components are available only from a sole or single source supplier or a limited group of suppliers and so we are subject to supply and pricing risk. In addition, if a sole or single source supplier were to cease or interrupt production or otherwise fail to supply a key component to us, it could adversely affect our product sales and operating results.

In addition, as a result of the ongoing COVID-19 pandemic and broader global market supply and demand dynamics, we have experienced and may continue to experience shortages, capacity constraints and delays with respect to the supply of components, including electronic components (in particular, semiconductors), and other parts and raw materials. We have and continue to take measures, including with respect to buffer stock, the use of alternative suppliers and re-design of certain products, to mitigate the impacts of the ongoing supply chain, freight and logistics issues. However, if these shortages and disruptions continue, if additional disruptions occur, or if our efforts to mitigate these shortages and disruptions are insufficient or unsuccessful, we may be unable to, or delayed in our ability to execute on our backlog, fill new customer orders or timely deliver products to our customers and therefore could have a material adverse effect on our business, financial condition or results of operations.
A material disruption to any of our facilities or operations, or that of third parties upon which we rely, may adversely affect our business and financial performance.
Our facilities and operations rely on a complex global supply chain including suppliers (and their suppliers), distributors, contract manufacturers, and freight and logistics providers. In addition, we rely on certain third parties to supply critical business processes and activities, including in the areas of Finance, Human Resources, Procurement and Information Technology. We also have a concentration of operations at certain sites, such as production and shared services centers. Our facilities and operations and those of certain third parties on which we rely, have experienced, and may in the future experience, disruptions as a result of an actual or threatened event or circumstance, including due to a significant equipment or system failure, natural disaster, weather event, effects of climate change, power, water or communications outage, fire, explosion, critical supply chain failure, terrorism, cybersecurity attack, political disruption, the effects of COVID-19, outbreak of an epidemic, pandemic or other public health crisis, insurrection, armed conflict or war, labor dispute, work stoppage or slowdown, technology failure, adverse weather conditions or other reason. A significant disruption to any of our facilities or operations, or that of third parties upon which we rely, could cause material adverse impacts to our financial performance, operations and business, including an inability to meet customer demand or contractual commitments, increased costs, and reduced sales, and could impact our business processes and activities, including our ability to timely report financial results. Any interruption in capability may be lengthy and have lasting effects, require a significant amount of management and other employees' time and focus, and require us to make substantial expenditures to remedy the situation, which could negatively affect our operations, business processes and activities, profitability and financial condition. Any recovery under our insurance policies may not offset the lost sales, increased costs, or longer term loss of suppliers, sales or customers that we may experience as a result of a disruption, which could adversely affect our business, financial condition, cash flow and results of operations. Although we continue to assess these risks, implement mitigation plans and perform business continuity and disaster recovery planning, we cannot be sure that interruptions with material adverse effects on our operational and financial performance will not occur.
Failure to retain our existing senior management, engineering, technology, sales, services and other key talents or the inability to attract new qualified and diverse talent could negatively impact our business.
Our success has depended, and will continue to depend to a significant extent on our ability to attract and retain highly qualified employees in senior management positions, and in strategic or core competencies, including engineering, innovation, digital technologies, sales excellence, service, and project management, as well as general production-related labor. The market for highly-skilled talent, leaders and labor in our industry is increasingly competitive. As a result, our success in attracting and retaining employees has depended, and will continue to depend on our ability to offer attractive career growth opportunities, compensation, and benefits, particularly in the areas of services, digital technologies, innovation and data science. In addition, advancing our culture, including with respect to diversity, equity and inclusion is critical to attract and retain talent to enable the continued execution of our strategy, while driving innovation, remaining competitive and creating long-term value. We also need to continue to develop qualified talent to support business growth and robust succession plans, both of which are critical to our long-term success. A failure to attract or retain highly engaged and skilled talent and labor could adversely affect our ability to meet and exceed the needs of our customers, operate and grow our business and execute our strategy.
Our financial results can be difficult to predict.
Our business is impacted by a substantial amount of short cycle, and book-and-bill business, which we have limited insight into, particularly for the business that we transact through our significant distribution network. We are also impacted by our long cycle business, including large projects, which could be unexpectedly cancelled, or whose timing can change based upon customer requirements due to a number of factors affecting the project that are beyond our knowledge or control, such as funding, readiness of the project and regulatory approvals. Additionally, we rely on a complex global supply chain, which has been subject to dynamic conditions, unexpected changes and disruptions during 2021 and into 2022 due to macroeconomic factors associated with COVID-19. These supply chain challenges have affected, and may continue to affect, our production and ability to timely fill customer orders. We cannot predict when, or if, these conditions will ease or subside in the future. Accordingly, our financial results for any given period have been and will continue to be difficult to predict.
Defects, unanticipated use or inadequate disclosures with respect to our products could adversely affect our business, reputation and financial condition and results of operations.
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
A significant portion of the offerings in our Measurement & Control Solutions segment use radio spectrum, which is subject to government regulation. To the extent we introduce new products designed for use in the U.S. or another country, such products may require significant modification or redesign in order to meet frequency requirements and other regulatory specifications. Limitations on frequency availability or the cost of making necessary modifications may preclude us from selling our products in certain countries. The regulations that govern our use of radio spectrum may change, which may require us to modify our products or seek new partnerships, either directly or due to interference caused by new consumer products allowed under the regulations. The inability to modify our products to meet such requirements, the possible delays in completing or the cost of such modifications could have a material adverse effect on our business, financial condition, and results of operations. In addition, we may not be able to secure suitable partners for co-development of products.
In the U.S., our products are primarily designed to use FCC-licensed spectrum in the 900MHz range. If the FCC does not renew our existing spectrum licenses, or materially changes regulations affecting the use of these licenses, our business, financial condition, and results of operations could be adversely affected. In addition, there may be insufficient available frequencies in some markets to sustain or develop our planned operations at a commercially feasible price or at all.
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
In recent fiscal years, we initiated restructuring and realignment plans in an effort to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. Additionally, in 2020, in response to the business and economic conditions resulting from the COVID-19 pandemic, we initiated additional restructuring and realignment activity. We are also engaged in a multi-year effort to transform many of our support functions and related technologies, including Finance, Human Resources and Procurement. Challenges with the enabling technologies and delays in implementing planned restructuring and realignment activities have delayed the realization of some of the expected operational and financial benefits from such actions. As such, we may not be able to obtain all of the cost savings and benefits that were initially anticipated in connection with our restructuring and realignment plans. Additionally, as a result of these plans, we may experience a loss of continuity or, accumulated knowledge or inefficiencies during transitional periods and ongoing operations. Realignment and restructuring require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business.
The successful implementation and execution of our restructuring and realignment actions are critical to achieving our expected cost savings, as well as effectively competing in the marketplace and positioning us for future growth. Factors that may impede a successful implementation include the retention of key employees, the impact of regulatory matters including tax, matters involving certain third-party service providers selected to assist us, including staffing, technology, and compliance of service providers with our internal controls over financial reporting, and adverse economic market conditions. If our restructuring and realignment actions are not executed successfully, it could have material adverse impacts on the effectiveness of our internal controls over financial reporting, our competitive position, business, financial condition, cash flows and results of operations.
Our strategy includes acquisitions, and we may be unable to successfully execute or effectively integrate acquisitions.
As part of our growth strategy, we plan to continue to pursue the acquisition of other companies, assets, technologies, product lines and customer channels that complement or expand our existing business or improve our competitive position. We may not be able to complete acquisitions with favorable terms or timing, or at all, or obtain financing that may be needed to consummate acquisitions. In addition, our results of operations may be adversely impacted by: (i) the failure to successfully integrate acquired businesses into our operations, technology, and financial and other systems, (ii) the failure of acquired businesses to meet or exceed expected returns, which in the past has led to, and in the future may lead to, accounting impairments, (iii) the discovery of unanticipated liabilities, labor relations difficulties, cybersecurity concerns, control or compliance issues, or other issues for which we lack contractual protections, insurance or indemnities.
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
Weather conditions, including the effects of climate change and associated efforts by governmental or regulatory authorities to mitigate such effects, may cause volatility in our served markets, and may affect our businesses, operations and financial results.
Globally, the frequency and severity of severe weather events due to the effects of climate change is increasing and our facilities, operations and business face related risks and opportunities. The unpredictable nature of weather conditions, including heavy flooding, water stress due to prolonged droughts, and fluctuations in temperatures or weather patterns, including as a result of climate change, can positively or negatively impact portions of our business. For example, heavy flooding and rain events attributable to the effects of global climate change may increase customer demand for some of our solutions that help manage water and storm water overflows, or remove and transfer excess or unwanted water. Prolonged drought conditions may increase demand for our pumping technology used in agriculture and turf irrigation applications. Demand for water reuse applications, including those provided by our treatment business, may also increase as communities look to address water scarcity challenges due to the effects of climate change. In addition, fluctuations in temperatures result in varying levels of demand for our products used in residential and commercial hydronic applications, where homes and buildings use circulating water to heat and cool living spaces. Significant fluctuations in these weather conditions and climate changes can therefore result in volatility in our financial results.

Severe weather events and other effects of climate change have caused, and may in the future cause, disruptions to our facilities and operations, and those of our customers and suppliers. In 2021, a physical risk analysis using the Task Force on Climate Related Financial Disclosures (“TCFD”) framework indicated that certain of our facilities are at a moderate risk for exposure to water stress, coldwave and wildfire impacts due to the effects of climate change. While we continue to assess these risks, implement mitigation plans and perform business continuity and disaster recovery planning, we cannot be sure that disruptions with material adverse effects will not occur.
Governments may implement emissions trading schemes, carbon taxes, fuel taxes and other policies to reduce the impacts of climate change that could impact our business and financial results. The timing, scope and effect of governments’ implementation of carbon pricing and taxes are uncertain, but could significantly increase our expenses in the future and therefore have material adverse impacts on our business, financial condition, cash flows, results of operations and market price of our common stock.
Our commitments, goals, targets, objectives and initiatives related to sustainability, and our public statements and disclosures regarding them, expose us to numerous risks.
We have developed, and will continue to establish, goals, targets, and other objectives related to sustainability matters, including our sustainability goals as well as commitments to preliminary Science-Based Targets aligned to limiting global temperature increase to 1.5°C above pre-industrial level, in line with the Paris Agreement, by 2030 and net zero greenhouse gas (GHG) emissions (Scope 1, 2 and 3) before 2050. Achieving these goals and commitments will require evolving our business, capital investment and the development of technology that might not currently exist. We might incur additional expense or be required to recognize impairment charges in connection with our efforts. These commitments, goals, targets and other objectives reflect our current plans and there is no guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these commitments, goals, targets, and objectives expose us to operational, reputational, financial, legal, and other risks. Our ability to achieve any stated commitment, goal, target, or objective is subject to factors and conditions, many of which are outside of our control, including the pace of changes in technology, the availability of requisite financing, and the availability of suppliers that can meet our sustainability and other standards.

Our business may face increased scrutiny from the investment community, other stakeholders, regulators, and the media related to our sustainability activities, including our commitments, goals, targets, and objectives, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, or as an acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our commitments, goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy reporting standards with respect to these matters, within the timelines we announce, or at all, could have operational, reputational, financial and legal impacts.
Our debt obligations may adversely affect our business and our ability to meet our obligations and pay dividends.
As of December 31, 2021, our total outstanding indebtedness was $2,440 million as described under “Liquidity and Capital Resources" and we may incur additional debt in the future. Our indebtedness could have adverse consequences to us and our investors, including:
•increasing our vulnerability to general adverse economic and industry conditions;
•limiting our ability to obtain additional financing or borrow additional funds;
•reducing or eliminating our ability to pay future dividends or repurchase our common stock;
•limiting our flexibility in planning for, or reacting to, changes in our business and industry;
•requiring a substantial portion of our cash flows from operations to make principal and interest payments;
•reducing the cash flows available to fund working capital, capital expenditures, acquisitions or other investments to grow our business;
•increasing the amount of interest expense that we must pay because some of our borrowings are at variable interest rates, which, as interest rates increase, would result in higher interest expense; and
•increasing the risk of a future credit rating downgrade, which could increase future debt costs and limit the availability of debt financing.
In addition, there can be no assurance that future borrowings or equity financing will be available to us on favorable terms or at all for the payment or refinancing of our indebtedness. The terms of any future debt indentures may also impose additional and more stringent restrictions on our operations than we currently have.
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
We have a significant amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions. As of December 31, 2021, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled approximately $3 billion. In accordance with generally accepted accounting principles, we evaluate these assets for impairment at least annually, or more frequently if changes in events or circumstances indicate it is more likely than not that a potential impairment could exist. Significant negative industry or economic trends, disruptions to our business or our customers’ business, inability to effectively integrate or scale acquired businesses, increases in cost of capital, unexpected significant changes or planned changes in use of the assets, failure of the FCC to renew radio spectrum licenses, and divestitures and market capitalization declines may cause impairment of our goodwill and other indefinite-lived intangible assets. For example, in 2020 we recorded goodwill impairment charges $58 million within our Measurement & Control Solutions segment primarily related to the performance of the business of the Pure Technologies Ltd. acquisition ("Pure") (as detailed in Note 12, “Goodwill and Other Intangible Assets”). We did not record goodwill impairment charges within our Measurement & Control Solutions segment in 2021. Material impairment charges have in the past and could in the future adversely affect our results of operations and financial condition.
Risks Related to Legal, Regulatory and Tax
Failure to comply with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act, other applicable anti-corruption laws, trade regulations, and data privacy and security laws, could have a material adverse impact on our business, results of operations, financial condition and reputation.
Given our global operations, we are subject to regulation under a wide variety of U.S. and non-U.S. laws, regulations and policies, including laws and regulations related to anti-corruption, trade including export and import compliance, anti-trust and money laundering. Our policies mandate compliance with these laws and regulations. The U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act of 2010 and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-corruption laws may conflict with local business customs and practices. We cannot guarantee that our internal controls, policies and procedures will always prevent and protect us from improper conduct of our employees or business partners. In the event that we believe or have reason to believe that our employees or business partners have or may have violated applicable laws, regulations or policies, including anti-corruption laws, we are required to investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, termination of relationships with business partners and curtailment of operations in certain jurisdictions, and as a result might materially and adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business.
Additionally, to conduct our operations, we regularly move data across borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations regarding data privacy, data protection and data security, including the California Consumer Protection Act, the EU's GDPR and China’s Personal Information Protection Law (“PIPL”). The scope of the laws that may be applicable to us is evolving, often uncertain and may be conflicting, particularly with respect to foreign laws. GDPR greatly increases the jurisdictional reach of EU law and adds a broad array of requirements for handling personal data, including the enforcement of data subject rights, enhanced security requirements, obligations to guarantee EU data subject rights are not compromised in countries outside the EU, and public disclosure of significant data breaches. Other countries, such as China with its PIPL, have enacted or are enacting data localization and security laws that require data to stay within their borders. All of these evolving legal and operational requirements impose significant costs of compliance that are likely to increase over time. In addition, any such violation could result in substantial fines, sanctions and/or civil penalties, damage to our reputation and might materially and adversely affect our business, results of operations or financial condition.

Changes in our effective tax rates and tax expenses may adversely affect our financial results.
We sell our products in approximately 150 countries and 56% of our revenue was generated outside the U.S. in 2021. Given the global nature of our business, a number of factors may increase our effective tax rates and tax expense, including:
•the geographic mix of jurisdictions in which profits are earned and taxed;
•the statutory tax rates and tax laws in jurisdictions in which we conduct business;
•the resolution of tax issues arising from tax examinations by various tax authorities; and
•the valuation of our deferred tax assets and liabilities.
Additionally, tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. The recent agreement by countries in the Organization for Economic Cooperation and Development to implement additional legislative changes increases the uncertainty of future income tax positions, and such changes may result in additional tax expense and effective tax rate volatility.
Our businesses are regularly examined by various tax authorities throughout the world and the resolutions of these examinations do not typically have a significant impact on our effective tax rates and tax expenses but they could. For example, following an examination regarding aspects of the reorganization of our European business that occurred in 2013, the Swedish tax authority issued a tax assessment to Xylem’s Swedish subsidiary in 2019, which we are appealing as further described in Note 7, “Income Taxes.” This examination as well as other examinations can result in increased tax assessments, and settlement or litigation about the assessments and final resolution could be unfavorable to Xylem. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, including unrecognized tax benefits; however, developments in an audit or litigation could materially and adversely affect us. Although we believe our tax estimates and accruals are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in its historical income tax provisions, accruals and unrecognized tax benefits, which could materially and adversely affect our business, operating results, cash flows and financial condition.
We face risks related to legal and regulatory proceedings.
We are subject to various laws, regulations and other requirements of government authorities in the U.S. and foreign countries, any violation of which could potentially create substantial liability for us and damage our reputation. Changes in laws, ordinances, regulations or other government policies, the nature, timing, and effect of which are uncertain, may significantly increase our expenses and liabilities.
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
We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, that are important to our business. Our intellectual property rights may provide us with competitive advantage because they may help us differentiate our technologies, products and services, including our growing portfolio of data analytics and digitally-enabled offerings. However, our current or future intellectual property rights may not be sufficiently broad or may be challenged, invalidated, circumvented, misappropriated, independently developed, or designed-around, particularly given our operations in countries where laws governing intellectual property rights are not highly developed, protected or enforced. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property, or detect or prevent circumvention, misappropriation or unauthorized use of such property, as well as the cost of enforcing our intellectual property rights, could adversely impact our business, financial condition and results of operations.
From time to time, we receive notices from third parties alleging intellectual property infringement or misappropriation. Any dispute or litigation regarding intellectual property could be costly and time-consuming to defend due to the complexity and uncertainty of intellectual property litigation. We may not be successful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims of infringement or misappropriation, we could lose our rights to use critical technology, be unable to license critical technology or sell critical products and services, be required to pay substantial damages or license fees with respect to the use of third-party intellectual property rights, or be required to redesign our products at substantial cost, any of which could adversely impact our competitive position, financial condition and results of operations. Even if we successfully defend against claims of infringement or misappropriation, we may incur significant costs and diversion of management attention and resources, which could adversely affect our business, financial condition and results of operations.
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
Increasing public and governmental awareness and concern regarding the effects of climate change has led to significant legislative and regulatory efforts to limit greenhouse gas emissions and will likely result in further environmental and climate change laws and regulations. Compliance with existing laws and regulations currently requires, and compliance with future laws is expected to continue to require, increasing operating and capital expenditures, including with respect to the design or re-design of our products in order to conform to changing environmental standards and regulations, which could impact our business, financial condition and results of operations. Furthermore, environmental laws and regulations may authorize substantial fines and criminal sanctions as well as facility shutdowns to address violations, and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. We also incur, and expect to continue to incur, costs to comply with current environmental laws and regulations. Developments such as the adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover costs associated with any such developments, or financial insolvency of other responsible parties could in the future have a material adverse effect on our financial condition and results of operations.
Our Spin-off from ITT Corporation may expose us to potential liabilities.
Pursuant to the Distribution Agreement and certain other agreements with ITT (now ITT LLC; acquired by Delticus HoldCo, L.P., a portfolio company of Warburg Pincus LLC, on July 1, 2021) and Exelis (acquired by Harris Corporation, now L3Harris Technologies, Inc.), ITT and Exelis agreed to indemnify us for certain liabilities, and we agreed to indemnify ITT and Exelis for certain liabilities. Indemnities that we may be required to provide ITT and Exelis may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that ITT or Exelis agreed to retain. Further, there can be no assurance that the indemnities from ITT and Exelis will be sufficient to protect us against the full amount of such liabilities, or that ITT and Exelis will be able to fully satisfy their indemnification obligations. Moreover, even if we ultimately were to succeed in recovering from ITT and Exelis any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations, cash flow and financial condition.

Risks Related to Ownership of Our Common Stock
The market price of our common stock may fluctuate significantly.
We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate significantly, depending on many factors, some of which may be beyond our control, including:
•actual or anticipated fluctuations in our operating results due to factors related to our business;
•success or failure of our business strategy;
•our ability to achieve long-term financial or non-financial, (including sustainability related) targets or commitments;
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
•changes in earnings estimates or guidance by us or analysts, or our ability to meet such guidance and estimates;
•our ability to successfully execute restructuring and realignment actions;
•the operating and stock price performance of other comparable companies;
•our ability to secure necessary parts, components and materials from our global supply chain;
•the impacts of inflation, including our ability to offset these impacts through pricing and productivity actions;
•natural or environmental disasters, as well as the effects of climate change or climate-related considerations that investors believe may affect us;
•uncertainty or instability arising from the global geopolitical environment or events, the ongoing COVID-19 pandemic or other actual or potential epidemics, pandemics, or other idiosyncratic events;
•fluctuations in foreign currency impacts;
•fluctuations in the budgets or spending of federal, state and local governmental entities around the world;
•results from any material litigation, governmental or regulatory body investigation, or tax examination;
•changes in laws and regulations affecting our business;
•impact of trade protection measures including tariffs and new and existing domestic content requirements; and
•overall market fluctuations or general economic conditions and other external factors.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.        PROPERTIES
We have approximately 345 locations in more than 50 countries. These properties total approximately 13 million square feet, of which more than 300 locations, or approximately 7 million square feet, are leased. We consider the offices, plants, warehouses and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. The following table shows our significant locations by segment:

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Leased
		Water Infrastructure
Emmaboda	Sweden	Administration and Manufacturing	1,197,000	Owned
Vadodara	India	Manufacturing and Research & Development	254,000	Leased
Stockholm	Sweden	Administration and Research & Development	182,000	Leased
Bridgeport	NJ	Administration and Manufacturing	136,000	Leased
Shenyang	China	Manufacturing	125,000	Owned
Quenington	United Kingdom	Manufacturing	86,000	Leased
		Applied Water
Morton Grove	IL	Administration and Manufacturing	530,000	Owned
Montecchio	Italy	Administration and Manufacturing	379,000	Owned
Nanjing	China	Manufacturing	363,000	Owned
Auburn	NY	Manufacturing	273,000	Owned
Abony	Hungary	Manufacturing	250,000	Leased
Stockerau	Austria	Sales & Service Office	234,000	Owned
Strzelin	Poland	Manufacturing	185,000	Owned
Cheektowaga	NY	Manufacturing	147,000	Owned
		Measurement & Control Solutions
Ludwigshafen	Germany	Manufacturing	318,000	Owned
Texarkana	AR	Manufacturing	254,000	Owned
Uniontown	PA	Manufacturing	240,000	Leased
DuBois	PA	Manufacturing	197,000	Owned
Durham	NC	Administration and Research & Development	172,000	Leased
Weilheim	Germany	Manufacturing	160,000	Leased
DuBois	PA	Manufacturing	137,000	Leased
Yellow Springs	OH	Administration and Manufacturing	112,000	Owned
		Regional Locations
Dubai	United Arab Emirates	Manufacturing	144,000	Owned
Nottinghamshire	United Kingdom	Administration	139,000	Leased
Nanterre	France	Sales & Service Office	139,000	Leased
Langenhagen	Germany	Sales & Service Office	134,000	Owned
		Corporate Headquarters
Rye Brook	NY	Administration	67,000	Leased

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

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following information is provided regarding the executive officers of Xylem as of February 7, 2022:

NAME	AGE	CURRENT TITLE	OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS
Patrick K. Decker	57	President and Chief Executive Officer (2014)

Sandra E. Rowland	50	Senior VP and Chief Financial Officer (2020)	• Executive Vice President and Chief Financial Officer, Harman International Industries Inc. (2015)

Dorothy Capers	60	Senior VP, General Counsel (2022)	• Executive Vice President, Global General Counsel and Corporate Secretary, National Express Group (2015)

Franz Cerwinka	52	Senior VP and President, Emerging Markets (2020)	• Chief Executive Officer, Johnson Controls-Hitachi Air Conditioning (2015)

David Flinton	51	Senior VP and Chief Innovation, Technology & Product Management Officer (2019)	• Senior VP and President, Dewatering (2015)

Geri McShane	48	VP, Controller and Chief Accounting Officer (2019)	• Controller, Accounting and Reporting (2016)

Matthew Pine	50	Senior VP and President, Applied Water Systems and Americas Commercial Team (2020)	• President, Carrier Residential, United Technologies Corporation (2018) •VP and General Manager, Carrier Residential, United Technologies Corporation (2017)

Colin R. Sabol	54	Senior VP and President, Measurement & Control Solutions (2017)

Claudia S. Toussaint	58	Senior VP, Chief Human Resources and Sustainability Officer (2021)	• Senior VP, General Counsel - (2014)

Hayati Yarkadas	53	Senior VP and President, Water Infrastructure and Europe Commercial Team (2020)	• Senior Vice President and President, Performance Materials, Trinseo S.A. (2015)
Note: Date in parentheses indicates the year in which the position was assumed.

BOARD OF DIRECTORS
The following information is provided regarding the Board of Directors of Xylem as of February 3, 2022:

NAME	TITLE
Robert F. Friel	Board Chair, Xylem Inc., Former Chairman, President and CEO, PerkinElmer, Inc.

Jeanne Beliveau-Dunn	Chief Executive Officer and President of Claridad, LLC

Patrick K. Decker	President and Chief Executive Officer, Xylem Inc.

Jorge M. Gomez	Executive Vice President, Chief Financial Officer, Dentsply Sirona, Inc.

Victoria D. Harker	Executive Vice President and Chief Financial Officer, TEGNA, Inc.

Steven R. Loranger	Former Chairman, President and Chief Executive Officer, ITT Corporation

Mark D. Morelli	President and Chief Executive Officer, Vontier Corporation

Surya N. Mohapatra, Ph.D.	Former Chairman, President and Chief Executive Officer, Quest Diagnostics Incorporated

Jerome A. Peribere	Former President and Chief Executive Officer, Sealed Air Corporation

Markos I. Tambakeras	Former Chairman, President and Chief Executive Officer, Kennametal, Inc.

Lila Tretikov	Corporate Vice President & Deputy Chief Technology Officer, Microsoft Corporation

Uday Yadav	President and Chief Operating Officer, Electrical Sector, Eaton Corporation PLC

PART II
ITEM 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price and Dividends
Our common stock trades publicly on the New York Stock Exchange under the trading symbol “XYL”. As of January 31, 2022, there were 8,875 holders of record of our common stock.
Dividends are declared and paid on the common stock at the discretion of our Board of Directors and depend on our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our Board. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2022, we declared a dividend of $0.30 per share to be paid on March 17, 2022 for shareholders of record on February 17, 2022.
There were no unregistered offerings of our common stock during 2021.
Fourth Quarter 2021 Share Repurchase Activity
The following table summarizes our purchases of our common stock for the quarter ended December 31, 2021:

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
10/1/21 - 10/31/21	—	—	—	$228
11/1/21 - 11/30/21	—	—	—	$228
12/1/21 - 12/31/21	—	—	—	$228
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three months ended December 31, 2021. There are up to $228 million in shares that may still be purchased under this plan as of December 31, 2021.

PERFORMANCE GRAPH
CUMULATIVE TOTAL RETURN
The following graph compares the relative performance of our common stock, the S&P 500 Index and the S&P 500 Industrials Index. This graph covers the period from December 31, 2016 through December 31, 2021 and assumes that $100 was invested on December 31, 2016 in our common stock, the S&P 500 and the S&P 500 Industrials with the reinvestment of any dividends.

	XYL	S&P 500	S&P 500 Industrials Index
December 31, 2016	100	100	100
December 31, 2017	140	122	121
December 31, 2018	138	116	105
December 31, 2019	165	153	136
December 31, 2020	216	181	150
December 31, 2021	257	233	182
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

ITEM 6.        [ Reserved ]

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
This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
This section summarizes the most significant impacts related to the COVID-19 pandemic that we have experienced to date, and we have included additional details as applicable throughout other sections of this Annual Report. Xylem’s COVID-19 Response Team is responsible for Xylem's Pandemic Plan. The Pandemic Plan is designed to aid in prevention, preparedness, response and recovery at our sites and across the Company.
Given the magnitude and duration of the COVID-19 pandemic and its economic consequences, it has become more difficult to distinguish specific aspects of our operational and financial performance that are most directly related to the pandemic from those more broadly influenced by ongoing macroeconomic, market and industry dynamics that may be, to varying degrees, related to the pandemic and its consequences.
Public health officials have recommended, or governments have mandated, precautions to mitigate the spread of COVID-19, including travel restrictions, quarantine guidelines, or similar measures in many of the areas in which we operate. As a result, a number of our production facilities across the globe experienced reduced production levels due to such measures to varying degrees during the year, however our current overall operating capacity approximates normal levels globally. In order to maintain a safe work environment, our production facilities continue to spread operations over multiple shifts and implement other protective measures such as testing, temperature screening and social distancing, while maintaining operational capabilities.
The COVID-19 pandemic, as well as broader global market supply and demand dynamics, have adversely affected, and are expected to continue to adversely affect, our supply chains. We have experienced, and expect to continue experiencing shortages in the supply of components, including electronics, particularly semiconductors ("chips"), parts and raw materials. We have also experienced, and continue to experience, increased inflation, freight and logistics costs, issues with port congestion, delivery delays and labor. To help mitigate the effects of these challenges and increase the resilience of our supply chain, we continue to enhance and augment our risk management activities, including supplier pulsing and redundancy. Additionally, we have and continue to take measures with respect to buffer stock, the use of alternative suppliers or redesign of certain products to mitigate the impacts of the ongoing supply chain, freight and logistics delays and bolster our access to electronics, parts and raw materials. To some extent, we have been able to pass cost increases through to customers. If these shortages and interruptions continue, or if additional interruptions occur, they could have a negative impact on our results of operations.
These supply chain issues have also impacted our delivery times to customers. To some extent, mitigation strategies have alleviated these issues but our lead times continue to be impacted.
We have seen a recovery in demand for our products. At the end of 2021, total backlog increased 52.6% as compared to December 31, 2020. The severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, and the pandemic’s ongoing and future impacts on our business, financial condition, results of operations, and stock price remain uncertain and difficult to predict.
In response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic, management committed to restructuring activities across our businesses and functions globally during the second quarter of 2020. These initiatives were designed to support our long-term financial resilience and simplify our operations, strengthen our competitive positioning and better serve our customers. Since the pandemic started, Xylem has taken measures to protect the health and safety of our employees, work with our customers to minimize potential disruptions and positively impact our communities. In the first quarter of 2020, we implemented a support pay program for employees impacted by COVID-19, which is in place through the second quarter of 2022 and will be evaluated for continuation, as necessary.
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
Many of our offices globally remain in a substantially remote work from home status, with no material disruption to operations, financial reporting systems, internal control over financial reporting or disclosure controls and procedures. Our COVID-19 Response Team applies a set of health and safety guidelines for employees working in Xylem offices.

We continue to assess the evolving nature of the pandemic and its possible implications to our business, employees, supply chain, customers and communities, and to take actions in an effort to mitigate adverse consequences.
Risks related to the impacts of COVID-19 as well as our supply chain are described in further detail under "Item 1A. Risk Factors" in the Company's 2021 Annual Report.

Key Performance Indicators and Non-GAAP Measures
Management reviews key performance indicators including revenue, gross margins, segment operating income and operating income margins, free cash flow, orders growth, working capital and backlog, among others. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and to provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions, share repurchases and debt repayment. Excluding revenue, Xylem provides guidance only on a non-GAAP basis due to the inherent difficulty in forecasting certain amounts that would be included in GAAP earnings, such as discrete tax items, without unreasonable effort. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following non-GAAP measures to be key performance indicators, as well as the related reconciling items to the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP measures may not be comparable to similarly-titled measures reported by other companies.
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

(in millions, except per share data)	2021		2020
Net income & Earnings per share	$427	$2.35	$254	$1.40
Restructuring and realignment, net of tax of $5 and $17	17	0.09	60	0.33
Special charges, net of tax of $2 and $10	10	0.06	76	0.42
Tax-related special items	—	—	(16)	(0.09)
(Gain) loss from sale of business, net of tax benefit of $0	(2)	(0.01)	—	—
Adjusted net income & Adjusted earnings per share	$452	$2.49	$374	$2.06
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
▪“special charges" defined as costs incurred by the Company, such as acquisition and integration related costs, non-cash impairment charges and both operating and non-operating adjustments for costs related to the UK pension plan buy-out.
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

(in millions)	2021	2020
Net cash provided by operating activities	$538	$824
Capital expenditures	(208)	(183)
Free cash flow	$330	$641
Net cash used in investing activities	$(183)	$(169)
Net cash provided (used) by financing activities	$(855)	$473

Executive Summary
Xylem reported revenue of $5,195 million for 2021, an increase of $319 million, or 6.5%, from $4,876 million reported in 2020. On a constant currency basis, revenue increased by $197 million, or 4.0%, during the year. The increase at constant currency was driven by an increase in organic revenue of $210 million reflecting strong organic growth in the industrial, commercial and residential end markets, partially offset by organic declines in utilities, largely as a result of component shortages in our Measurement & Controls Solutions segment.
Operating income for 2021 was $585 million, reflecting an increase of $218 million, or 59.4%, compared to $367 million in 2020. Operating margin was 11.3% for 2021 versus 7.5% for 2020, an increase of 380 basis points. Operating margin benefited from decreases in special charges of $77 million and decreases in restructuring and realignment costs of $55 million during the year. Excluding the impact of these items, adjusted operating income was $611 million, with an adjusted operating margin of 11.8% in 2021 as compared to adjusted operating income of $525 million with an adjusted operating margin of 10.8% in 2020, an increase of 100 basis points. The increase in adjusted operating margin was primarily due to cost reductions from our productivity, restructuring and other cost saving initiatives, favorable volume and price realization. These impacts were partially offset by cost inflation and increased spending on strategic investments.
Additional financial highlights for 2021 include the following:
•Net income of $427 million, or $2.35 per diluted share ($452 million or $2.49 per diluted share on an adjusted basis, up 20.9% from 2020)
•Net cash provided by operating activities of $538 million and free cash flow of $330 million, down 49% from 2020
•Orders of $6,300 million, up 25.2% from $5,033 million in 2020 (up 22.6% on an organic basis)
•Dividends paid to shareholders increased 8% in 2021.
2022 Business Outlook
We anticipate total revenue growth in the range of 1% to 3% in 2022, with organic revenue growth anticipated to be in the range of 3% to 5%. The following is a summary of our 2021 organic revenue performance and 2022 organic revenue outlook by end market.
•Utilities revenue decreased by approximately 3% for 2021 on an organic basis driven by weakness in United States, partially offset by strength in western Europe, with relatively flat growth in the emerging markets. For 2022, we expect organic revenue growth in the low-single-digit range as utilities remain focused on mission-critical applications. We expect uneven growth from China and India as multi-year government funding programs are deployed. The timing of large clean water utility project deployments has been impacted by the global shortage of electronic components. We anticipate that these deployments will ramp up when supply constraints ease in the second half of 2022 based on our strong backlog position and orders momentum. Additionally, we expect healthy momentum in the global test and treatment markets with rising demand and focus on pipeline assessment services and increased demand for our smart water solution and digital offerings.

•Industrial revenue increased by approximately 14% for 2021 on an organic basis driven by strength across all major geographic regions. For 2022, we expect organic revenue growth in the mid-single-digit range as activity rebounds globally. We continue to see healthy growth in our dewatering business, especially in the emerging markets from mining demand as well as in the U.S. and Europe reflecting our strong orders and backlog.

•In the commercial markets, organic revenue in 2021 increased by approximately 7% driven across all major geographic regions. For 2022, we expect organic revenue growth in the mid-single-digit range. We expect continued solid replacement business in the U.S. and an acceleration of construction activity. In Europe we expect modest share gains, with demand for eco-friendly products supported by increase in funding for green buildings.

•In residential markets, organic revenue increased by approximately 10% in 2021 driven by strength across all major geographic regions. This market is primarily driven by replacement revenue serviced through our distribution network. For 2022, we expect organic revenue growth in the low-single-digit to mid-single-digit range. We anticipate demand and activity to moderate and remain healthy from increased residential users in the U.S. and western Europe. Additionally, we continue to anticipate strong demand in China for secondary water supply product applications.

We will continue to strategically execute restructuring and realignment actions in an effort to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. During 2021, we incurred $6 million and $16 million in restructuring and realignment costs, respectively. We realized approximately $33 million of incremental net savings in 2021 from actions initiated in 2020, and an additional $2 million of net savings from our 2021 actions. As a result of our 2020 and 2021 actions we expect to realize approximately $8 million of incremental net savings in 2022 and beyond. During 2022, we currently expect to incur between $25 million and $30 million in restructuring and realignment costs.
We plan to continue to take actions and focus spending in 2022 on areas that allow us to make progress on our strategic priorities as well on our top priorities for 2022, which include converting our strong demand momentum into top-line growth by maximizing chip allocation and price realization, continuing our commitment to deliver margin expansion by mitigating supply chain and inflation headwinds and executing on strategic capital deployment opportunities.

Results of Operations

(in millions)	2021	2020	2021 v. 2020
Revenue	$5,195	$4,876	6.5%
Gross profit	1,975	1,830	7.9%
Gross margin	38.0%	37.5%	50	bp
Realignment costs	4	6	(33.3)%
Adjusted gross profit	1,979	1,836	7.8%
Adjusted gross margin	38.1%	37.7%	40	bp
Total operating expenses	1,390	1,463	(5.0)%
Expense to revenue ratio	26.8%	30.0%	(320)	bp
Restructuring and realignment costs	(18)	(71)	(74.6)%
Special charges	(4)	(81)	(95.1)%
Adjusted operating expenses	1,368	1,311	4.3%
Adjusted operating expenses to revenue ratio	26.3%	26.9%	(60)	bp
Operating income	585	367	59.4%
Operating margin	11.3%	7.5%	380	bp
Interest and other non-operating expense, net	76	82	(7.3)%
Gain (loss) from sale of business	2	—	NM
Income tax expense	84	31	171.0%
Tax rate	16.3%	10.9%	540	bp
Net income	$427	$254	68.1%
NM     Not Meaningful

2021 versus 2020
Revenue
Revenue generated for 2021 was $5,195 million, an increase of $319 million, or 6.5%, compared to $4,876 million in 2020. On a constant currency basis, revenue grew 4.0% during 2021. The increase at constant currency was driven by an increase in organic revenue of $210 million reflecting strong organic growth in the industrial, commercial and residential end markets, partially offset by organic declines in utilities, largely as a result of component shortages in our Measurement & Controls Solutions segment.
The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during 2021:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2020 Revenue	$2,079		$1,434		$1,363		$4,876
Organic Impact	103	5.0%	145	10.1%	(38)	(2.8)%	210	4.3%
Acquisitions/(Divestitures)	—	—%	—	—%	(13)	(1.0)%	(13)	(0.3)%
Constant Currency	103	5.0%	145	10.1%	(51)	(3.7)%	197	4.0%
Foreign currency translation (a)	65	3.1%	34	2.4%	23	1.7%	122	2.5%
Total change in revenue	168	8.1%	179	12.5%	(28)	(2.1)%	319	6.5%
2021 Revenue	$2,247		$1,613		$1,335		$5,195
(a)Foreign currency translation impact for the year primarily due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Chinese Yuan, the British Pound, the Australian Dollar and the Canadian Dollar.

Water Infrastructure
Water Infrastructure revenue increased $168 million, or 8.1%, to $2,247 million in 2021 (5.0% increase on a constant currency basis) compared to 2020. Revenue benefited from $65 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $103 million. Organic growth during the year was driven by the industrial end market across all of our major geographic regions, with particular strength across the emerging markets, especially in Africa where we had strong dewatering sales, and in Latin America, where prior year COVID-19 impacts caused significant project delays. Industrial also had strong growth in western Europe and Oceania from continued general industrial strength. Organic growth was partially offset by weakness in the utility end market, driven by softness in the dewatering business in the U.S., and weakness in the emerging markets partially offset by strength in western Europe, where operational spending and project execution was strong.
From an application perspective, organic revenue growth was driven by our transport applications. The transport applications had strong dewatering revenue growth across the emerging markets, where we experienced market recovery from COVID-19 impacts and strength in mining, and growth from aftermarket parts and services revenue in western Europe. Transport growth in these regions was partially offset by weakness in the U.S. driven by declines in the dewatering construction market. Organic revenue from our treatment applications also contributed to the segment's growth during the year, driven by market recovery in western Europe, and project orders in the emerging markets, which were partially offset by the timing of project deliveries Latin America.

Applied Water
Applied Water revenue increased $179 million, or 12.5%, in 2021 (10.1% increase on a constant currency basis) compared to 2020. Revenue benefited from $34 million of foreign currency translation, with the change at constant currency coming entirely from organic growth during the year of $145 million. Organic growth for the year included growth across all three of the applications and end markets in the segment. The organic growth was led by strength in industrial, which was primarily driven by market recovery and good backlog execution in the emerging markets, particularly in China and India, as well as strength in specialty flow control applications in both the U.S. and western Europe. Commercial building services had strong organic growth as we executed on healthy backlog coming into the year in the U.S., saw good COVID-19 recovery in western Europe and growth in the emerging markets, driven by project and backlog execution in China. Residential building services also had strong organic growth in the U.S. as we executed on healthy backlog coming into the year, as well as in the emerging markets, where we experienced strong second water supply business in China.

Measurement & Control Solutions
Measurement & Control Solutions revenue decreased $28 million, or 2.1%, in 2021 (3.7% decrease on a constant currency basis) compared to 2020. Revenue benefited from $23 million of foreign currency translation during the year, with the change at constant currency driven by an organic decline of $38 million, or 2.8%, and to a lesser extent, $13 million of reduced revenue related to divestiture impacts during the year. Organic weakness for the year was driven by declines in the utility end market, primarily in North America, partially offset by modest strength in western Europe and the emerging markets. Strength in the industrial end market, across all major geographies, partially offset revenue declines in the segment.
In order to simplify and focus the application discussion, beginning with the first quarter of 2021, have been aggregating the test application into the water application and the software as a service and other application into the water and energy applications, as applicable, as both of these sub-applications provide products and services to the broader, ultimate applications of water and energy. From an application perspective, organic revenue decline during the year was driven by declines in the electric business within the energy application in North America due to electronic component shortages. The water application had modest organic growth in western Europe largely attributable to our test business and growth in the emerging markets. This growth was largely offset by declines in our metrology business in the U.S. due to deployment constraints as a result of chip shortages.

Orders/Backlog
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business. Orders received during 2021 increased by $1,267 million, or 25.2%, to $6,300 million (22.4% increase on a constant currency basis). Order intake during the year benefited from $140 million of foreign currency translation. The increase on a constant currency basis primarily consisted of organic order growth of $1,139 million, or 22.6%, over the prior year.
The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to orders during 2021:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2020 Orders	$2,134		$1,483		$1,416		$5,033
Organic Impact	261	12.2%	338	22.8%	540	38.1%	1,139	22.6%
Acquisitions/(Divestitures)	—	—%	—	—%	(12)	(0.8)%	(12)	(0.2)%
Constant Currency	261	12.2%	338	22.8%	528	37.3%	1,127	22.4%
Foreign currency translation (a)	76	3.6%	39	2.6%	25	1.8%	140	2.8%
Total change in orders	337	15.8%	377	25.4%	553	39.1%	1,267	25.2%
2021 Orders	$2,471		$1,860		$1,969		$6,300
(a)Foreign currency translation impact for the year primarily due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Chinese Yuan, the British Pound, the Australian Dollar and the Canadian Dollar.
Water Infrastructure
Water Infrastructure segment orders increased $337 million, or 15.8%, to $2,471 million (12.2% increase on a constant currency basis). Order intake during the year benefited from $76 million of foreign currency translation. The order increase on a constant currency basis consisted of organic order growth in both the transport and treatment applications. Organic growth in the transport application was driven by healthy market conditions in the U.S. and strong order intake in western Europe, as well as increased demand for dewatering applications in the emerging markets. Organic orders for the treatment application also increased during the year due to strong order intake in the first half of the year, driven by strength in the U.S. and western Europe.

Applied Water
Applied Water segment orders increased $377 million, or 25.4% to $1,860 million (22.8% increase on a constant currency bases). Order intake during the year benefited from $39 million of foreign currency translation. The order increase on a constant currency basis was driven by organic order growth in the U.S. across all end markets and applications, where we benefited from strong demand, amplified by early ordering to mitigate longer lead times, as well as strength in the specialty flow control applications; in western Europe, where we benefited from strong order intake; and in the emerging markets, driven by China, as markets conditions recovered from the COVID-19 pandemic.

Measurement & Control Solutions
Measurement & Control Solutions segment orders increased $553 million, or 39.1%, to $1,969 million (37.3% increase on a constant currency basis). Order intake during the year benefited from $25 million of foreign currency translation. The order increase on a constant currency basis included organic order growth of $540 million, or 38.1% which was partially offset by a $12 million reduction in orders related to divestiture impacts during the year. Organic order growth was led by the water application, primarily in our metrology business, but also from our test business. Order intake in the energy application also grew organically during the year, where the electric and gas businesses benefited from COVID-19 recovery, coupled with increased order intake due to the known chip shortages.

Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays occur from time to time. Total backlog was $3,240 million at December 31, 2021 and $2,124 million at December 31, 2020, an increase of 52.6%. We anticipate that approximately 60% of our total backlog at December 31, 2021 will be recognized as revenue during 2022.
Gross Margin
Gross margin as a percentage of consolidated revenue increased 50 basis points to 38.0% in 2021 as compared to 37.5% in 2020. The gross margin increase for the year was primarily driven by cost reductions from our productivity, restructuring and other cost saving initiatives, price realization and favorable volume, partially offset by inflation.
Operating Expenses

(in millions)	2021	2020	Change
Selling, general and administrative expenses	$1,179	$1,143	3.1%
SG&A as a % of revenue	22.7%	23.4%	(70)	bp
Research and development expenses	204	187	9.1%
R&D as a % of revenue	3.9%	3.8%	10	bp
Restructuring and asset impairment charges	7	75	(90.7)%
Goodwill impairment charge	—	58	(100.0)%
Operating expenses	$1,390	$1,463	(5.0)%
Expense to revenue ratio	26.8%	30.0%	(320)	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses increased by $36 million (increase of 3.1%) to 22.7% of revenue in 2021, as compared to 23.4% of revenue in 2020. Revenue growth was higher than SG&A increases resulting in a lower SG&A as a percentage of sales. Cost increases were driven by increased investments in strategic growth initiatives and inflation, partially offset by cost reductions from our productivity, restructuring and other cost saving initiatives.
Research and Development ("R&D") Expenses
R&D expense was $204 million, or 3.9% of revenue, in 2021 as compared to $187 million, or 3.8% of revenue, in 2020. The increase in R&D as a percent of revenue for year was primarily driven by the Company's continued focus on strategic investments during the year.
Restructuring and Asset Impairment Charges
Restructuring
In response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic, on June 2, 2020 management committed to a restructuring plan that includes actions across our businesses and functions globally. The plan was designed to support our long-term financial resilience and simplify our operations, strengthen our competitive positioning and better serve our customers.
As a result of this action, during 2021, we recognized restructuring charges of $4 million and $2 million in our Water Infrastructure and Applied Water segments, respectively. These charges included reduction of headcount across both segments. Other, less significant, restructuring actions taken in 2021 resulted in $3 million of charges during 2021 and are included in the information presented below.
As a result of this action, during 2020, we recognized restructuring charges of $19 million, $4 million and $30 million in our Water Infrastructure, Applied Water and Measurement & Control Solutions segments, respectively. These charges included reduction of headcount across all segments and asset impairments within our Measurement & Control Solutions segment. Immaterial restructuring charges incurred during the first quarter of 2020 are included in the 2020 plan information presented below.
The following is a roll-forward of employee position eliminations associated with restructuring activities for the years ended December 31, 2021 and 2020:

	2021	2020
Planned reductions - January 1	319	196
Additional planned reductions	83	811
Actual reductions and reversals	(342)	(688)
Planned reductions - December 31	60	319
The following table presents the total costs expected to be incurred, the amount incurred in the period, and the cumulative costs incurred to date for our 2020 and 2021 restructuring actions:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2021:
Total expected costs	$4	$—	$1	$—	$5
Costs incurred during 2021	3	—	—	—	3
Total expected costs remaining	$1	$—	$1	$—	$2

Actions Commenced in 2020:
Total expected costs	$23	$6	$30	$—	$59
Costs incurred during 2020	19	4	30	—	53
Costs incurred during 2021	4	2	—	—	6
Total expected costs remaining	$—	$—	$—	$—	$—
During the third quarter of 2021, we recorded an adjustment of $3 million to decrease the liability within the Measurement & Control Solutions segment, related to actions commenced in 2019. As a result of this adjustment, the estimated total cost of the actions commenced in 2019 decreased to $24 million for the Measurement & Control Solutions segment. The actions commenced in 2019 are complete.
The Water Infrastructure and Measurement & Control Solutions actions commenced in 2021 consist primarily of severance charges. These actions are expected to continue through the end of 2022.
The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2020 consist primarily of severance charges across segments and asset impairment charges in our Measurement & Control Solutions segment. These actions are complete.
During the second quarter of 2020 the discontinuance of a product line resulted in $17 million of asset impairments, primarily related to customer relationships, trademarks and fixed assets within our Measurement & Control Solutions segment.
As a result of the actions initiated in 2021, we achieved savings of approximately $1 million in 2021 and estimate annual future net savings beginning in 2022 of approximately $2 million, resulting in $1 million of incremental savings from 2021 actions.
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

Goodwill Impairment Charge
During the third quarter of 2020, the Company recorded a goodwill impairment charge of $58 million related to the Advanced Infrastructure Analytics (“AIA”) goodwill reporting unit within our Measurement & Control Solutions segment. The AIA goodwill reporting unit is comprised of our assessment services business (primarily the Pure acquisition) as well as our decision intelligence solutions business. The impairment resulted from management's updated forecast of future cash flows for the AIA businesses, which reflected significant negative volume impacts, primarily on our assessment services business, due to travel restrictions and site closures as a result of the COVID-19 pandemic. These factors drove a decrease in the fair value, based on a discounted cash flow valuation, of the AIA goodwill reporting unit that was below its carrying value, requiring an impairment charge. Refer to Note 12, "Goodwill and Other Intangible Assets," for additional information.
Operating Income and Adjusted EBITDA
Operating income was $585 million (operating margin of 11.3%) during 2021, an increase of $218 million, or 59.4%, when compared to operating income of $367 million (operating margin of 7.5%) during the prior year. Operating margin benefited from decreases in special charges of $77 million and decreases in restructuring and realignment costs of $55 million as compared to the prior year. Excluding these special charges and restructuring and realignment costs, adjusted operating income was $611 million (adjusted operating margin of 11.8%) for 2021 as compared to adjusted operating income of $525 million (adjusted operating margin of 10.8%) during the prior year. The increase in adjusted operating margin was primarily due to cost reductions from our productivity, restructuring and other cost saving initiatives, favorable volume and price realization. These impacts were partially offset by cost inflation and increased spending on strategic investments.
Adjusted EBITDA was $890 million (Adjusted EBITDA margin of 17.1%) during 2021, an increase of $95 million, or 11.9%, when compared to Adjusted EBITDA of $795 million (Adjusted EBITDA margin of 16.3%) during the prior year. The increase in Adjusted EBITDA margin was primarily due to the same factors impacting operating margin noted above.

The table below provides a reconciliation of total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

(In millions)	2021	2020	Change
Water Infrastructure
Operating income	$387	$318	21.7%
Operating margin	17.2%	15.3%	190	bp
Restructuring and realignment costs	12	28	(57.1)%
Adjusted operating income	$399	$346	15.3%
Adjusted operating margin	17.8%	16.6%	120	bp
Applied Water
Operating income	$240	$205	17.1%
Operating margin	14.9%	14.3%	60	bp
Restructuring and realignment costs	7	9	(22.2)%
Special charges	1	—	NM	%
Adjusted operating income	$248	$214	15.9%
Adjusted operating margin	15.4%	14.9%	50	bp
Measurement & Control Solutions
Operating income (loss)	$12	$(106)	(111.3)%
Operating margin	0.9%	(7.8)%	870	bp
Restructuring and realignment costs	3	40	(92.5)%
Special charges	—	79	(100.0)%
Adjusted operating income	$15	$13	15.4%
Adjusted operating margin	1.1%	1.0%	10	bp
Corporate and other
Operating loss	$(54)	$(50)	8.0%
Special charges	3	2	NM
Adjusted operating loss	$(51)	$(48)	6.3%
Total Xylem
Operating income	$585	$367	59.4%
Operating margin	11.3%	7.5%	380	bp
Restructuring and realignment costs	22	77	(71.4)%
Special charges	4	81	(95.1)%
Adjusted operating income	$611	$525	16.4%
Adjusted operating margin	11.8%	10.8%	100	bp
NM    Not Meaningful

The table below provides a reconciliation of total and each segment's adjusted EBITDA to Consolidated EBITDA and net income:

2021

Net Income					$427
Net Income margin					8.2%
Depreciation					118
Amortization					127
Interest expense, net					69
Income tax expense					84
EBITDA					$825
	Water Infrastructure	Applied Water	Measurement & Control Solutions	Other*	Total
EBITDA	$433	$261	$155	$(24)	$825
Restructuring and realignment	12	7	3	0	22
Share-based compensation	2	4	6	21	33
Special charges	0	1	0	11	12
(Gain) loss from sale of business	0	(2)		0	(2)
Adjusted EBITDA	$447	$271	$164	$8	$890
Adjusted EBITDA margin	19.9%	16.8%	12.3%	NM	17.1%

* Other includes Regional selling locations, corporate and other items.

2020

Net Income					$254
Net Income margin					5.2%
Depreciation					117
Amortization					134
Interest expense, net					70
Income tax expense					31
EBITDA					$606
	Water Infrastructure	Applied Water	Measurement & Control Solutions	Other*	Total
EBITDA	$365	$228	$35	$(22)	$606
Restructuring and realignment	28	9	40	0	77
Share-based compensation	2	3	5	16	26
Special charges	0	0	79	7	86
Adjusted EBITDA	$395	$240	$159	$1	$795
Adjusted EBITDA margin	19.0%	16.7%	11.7%	NM	16.3%

* Other includes Regional selling locations, corporate and other items.

2021 versus 2020
	Water Infrastructure	Applied Water	Measurement & Control Solutions	Other*	Total
Adjusted EBITDA	$52	$31	$5	$7	$95
Adjusted EBITDA margin	0.9%	0.1%	0.6%	NM	0.8%
Restructuring and realignment	(16)	(2)	(37)	0	(55)
Share-based compensation	0	1	1	5	7
Special charges	0	1	(79)	4	(74)
(Gain) loss from sale of business	0	(2)	0	0	(2)
EBITDA	$68	$33	$120	$(2)	$219

* Other includes Regional selling locations, corporate and other items.

Water Infrastructure
Operating income for our Water Infrastructure segment increased $69 million, or 21.7%, during 2021 as compared to the prior year, with operating margin also increasing from 15.3% to 17.2%. Operating margin benefited from a decrease in restructuring and realignment costs of $16 million in 2021. Excluding these restructuring and realignment costs, adjusted operating income increased $53 million, or 15.3%, with adjusted operating margin increasing from 16.6% to 17.8%. The increase in adjusted operating margin during the year was primarily due to cost reductions from our productivity, restructuring and other cost saving initiatives and favorable volume. These impacts were partially offset by cost inflation and increased spending on strategic investments.
Adjusted EBITDA was $447 million (Adjusted EBITDA margin of 19.9%) during 2021, an increase of $52 million, or 13%, when compared to Adjusted EBITDA of $395 million (Adjusted EBITDA margin of 19.0%) during the prior year. The increase in Adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin; however, Adjusted EBITDA margin did not benefit from the year over year reduction in depreciation and amortization expense.
Applied Water
Operating income for our Applied Water segment increased $35 million, or 17.1%, during 2021 as compared to the prior year, with operating margin also increasing from 14.3% to 14.9%. Operating margin benefited from a decrease in restructuring and realignment costs of $2 million in 2021, partially offset by an increase in special charges of $1 million. Excluding these items, adjusted operating income increased $34 million, or 15.9%, with adjusted operating margin increasing from 14.9% to 15.4%. The increase in adjusted operating margin during the year was primarily due to cost reductions from our productivity, restructuring and other cost saving initiatives, favorable volume, and price realization. These impacts were partially offset by cost inflation and increased logistics cost, increased spending on strategic investments, increased inventory management costs.
Adjusted EBITDA was $271 million (Adjusted EBITDA margin of 16.8%) during 2021, an increase of $31 million, or 13%, when compared to Adjusted EBITDA of $240 million (Adjusted EBITDA margin of 16.7%) during the prior year. The increase in Adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin; however, Adjusted EBITDA margin did not benefit from the year over year reduction in depreciation and amortization expense.
Measurement & Control Solutions
Operating income for our Measurement & Control Solutions segment increased $118 million, or 111.3%, during 2021 as compared to the prior year, resulting in an operating income of $12 million, with operating margin increasing from (7.8)% to 0.9%. Operating margin benefited from a decrease in special charges of $79 million, and a decrease in restructuring and realignment costs of $37 million in 2021. Excluding these items, adjusted operating income increased $2 million, or 15.4%, with adjusted operating margin increasing from 1.0% to 1.1%. The increase in adjusted operating margin during the year was driven by cost reductions from our productivity, restructuring and other cost saving initiatives and improved quality management costs, primarily due to a specific warranty charge recorded during the prior year that did not recur related to a firmware issue that was identified and addressed timely. These impacts were partially offset by cost inflation, unfavorable volume and increased spending on strategic investments.

Adjusted EBITDA was $164 million (Adjusted EBITDA margin of 12.3%) during 2021, an increase of $5 million, or 3%, when compared to Adjusted EBITDA of $159 million (Adjusted EBITDA margin of 11.7%) during the prior year. The increase in Adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however year over year increases in depreciation and amortization did not negatively impact Adjusted EBITDA margin.
Corporate and other
Operating loss for corporate and other increased $4 million, or 8.0%, compared to the prior year. The increase in cost is primarily driven by increased spending on strategic initiatives.
Interest Expense
Interest expense was $76 million and $77 million for 2021 and 2020, respectively. The decrease in interest expense reflects the settlement of our Senior Notes due 2021 and lower short term borrowings during 2021, partially offset by a full year of interest expense associated with our Green Bond issuance during the second quarter of 2020 (as defined in "Funding and Liquidity Strategy"). See Note 15, "Credit Facilities and Debt", of our consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for 2021 was $84 million at an effective tax rate of 16.3% as compared to $31 million at an effective tax rate of 10.9% in 2020. The 2021 effective tax rate differs from that of 2020 primarily due to the tax benefits recorded for releases of uncertain tax positions in 2020. In addition, in 2021 the Company recorded a lower tax benefit for excess stock compensation deductions.

Liquidity and Capital Resources
The following table summarizes our sources and uses of cash:

	Year Ended December 31,
(in millions)	2021	2020	Change
Operating activities	$538	$824	$(286)
Investing activities	(183)	(169)	(14)
Financing activities	(855)	473	(1,328)
Foreign exchange (a)	(26)	23	(49)
Total	$(526)	$1,151	$(1,677)
(a)2021 impact is primarily due to weakening of the Euro, and Chilean Peso against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
During 2021, net cash provided by operating activities was $538 million, compared to $824 million in 2020. The $286 million year-over-year decrease was primarily driven by higher working capital levels, impacted by increased safety stock to mitigate supply chain volatility. Also contributing to the decrease were higher interest payments, and increased cash used for income, payroll and other taxes, partially from the delayed timing of payments in the prior year related to COVID-19 tax relief programs. Increased cash earnings partially offset these items.
Investing Activities
Cash used in investing activities was $183 million in 2021, compared to $169 million in 2020. This increase in cash used of $14 million was mainly driven by higher spending on capital expenditures compared to the prior year, partially offset by proceeds received from the sales of businesses in 2021.
Financing Activities
Cash used in financing activities was $855 million in 2021, compared to cash generated from financing activities of $473 million in 2020. This change was primarily driven by the repayment of Senior Notes in 2021 and proceeds received from the issuance of our Green Bond (as defined in "Funding and Liquidity Strategy") and other short-term financings in 2020 that did not reoccur in 2021. Partially offsetting these items was the repayment of short-term debt in 2020.

Funding and Liquidity Strategy
Our ability to fund our capital needs depends on our ongoing ability to generate cash from operations and access to bank financing and the capital markets. We continually evaluate aspects of our spending, including capital expenditures, strategic investments and dividends.
In both 2021 and 2020, we elected to utilize certain federal, state and foreign COVID-19 tax relief programs related to timing of tax payments, deductions and credits to further manage our liquidity.
Historically, we have generated operating cash flow sufficient to fund our primary cash needs. Xylem issued Senior Notes of $1 billion in aggregate principal ("Green Bond") on June 26, 2020 to further manage our liquidity. The primary long-term intention of incurring this debt is to fund green projects across our business segments, as well as manage liquidity risk and increase flexibility, as the duration of the economic effects of the pandemic are uncertain. See Note 15, "Credit Facilities and Debt", of our consolidated financial statements for a description of our credit facilities and long-term debt. Xylem's liquidity position has continued to evolve favorably during 2021, and we will continue to monitor the economic effects of the COVID-19 pandemic and its impact on the Company's future operating cash flows going forward. If our cash flows from operations are less than we expect, we may need to incur debt or issue equity. From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. There can be no assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. Our securities are rated investment grade. A significant change in credit rating could impact our ability to borrow at favorable rates. Refer to Note 15, "Credit Facilities and Debt", of our consolidated financial statements for a description of limitations on obtaining additional funding.
We monitor our global funding requirements and seek to meet our liquidity needs on a cost-effective basis. As of December 31, 2021, the COVID-19 pandemic has not materially impacted our borrowing costs or other costs of capital, however the future impact of the COVID-19 pandemic is uncertain and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.
We have considered the impacts of the COVID-19 pandemic on our liquidity and capital resources and do not currently expect them to impact our ability to meet future liquidity needs or continue to comply with debt covenants. To provide for continued access to the full capacity of our credit facilities going forward, Xylem entered into Amendment No. 1 to the 2019 Credit Facility (as defined in Note 15, "Credit Facilities and Debt") on June 22, 2020 which modified the covenant calculation methodology through the quarter ending September 30, 2021 and restricted stock repurchases until March 31, 2021, except for shares of common stock in an amount not to exceed the number of shares issued after the date of the Amendment, subject to customary exceptions. See Note 15, "Credit Facilities and Debt", of our consolidated financial statements for a description of our credit facilities and long-term debt.
Based on our current global cash positions, cash flows from operations and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements and service debt and other obligations in both the U.S. and outside of the U.S. over the next 12 months. In addition, we believe our existing committed credit facilities and access to the public debt markets would provide further liquidity if required. Currently, we have available liquidity of approximately $2.1 billion, consisting of $1.3 billion of cash and $800 million of available credit facilities as disclosed in Note 15, "Credit Facilities and Debt", of our consolidated financial statements. Our debt repayment obligations in 2021 consisted of $600 million in Senior Notes which we paid out of cash. Our next long-term debt maturity is March 2023.
Risk related to these items are described in our risk factor disclosures referenced under “Item 1A. Risk Factors".
Contractual Obligations
Material contractual obligations arising in the normal course of business primarily consist of debt obligations and related interest payments, lease obligations and unconditional purchase obligations. Refer Note 15, “Credit Facilities and Debt” and Note 11, “Leases” of the consolidated financial statements for related to these matters.
The Company has future unconditional purchase commitments which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments within the next twelve months for these obligations is $326 million, excluding contracts that can be canceled without penalty.

Credit Facilities & Long-Term Contractual Commitments
See Note 15, "Credit Facilities and Debt" of our consolidated financial statements for a description of our credit facilities and long-term debt.
Non-U.S. Operations
For 2021 and 2020, we generated 56% and 53% of our revenue from non-U.S. operations, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the U.S., we expect to continue to generate significant revenue from non-U.S. operations and expect that a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost-effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations. As of December 31, 2021, we have provided a deferred tax liability of $4 million for net foreign withholding taxes and state income taxes on $591 million of earnings expected to be repatriated to the U.S. parent as deemed necessary in the future.
Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 20, “Commitments and Contingencies” of the consolidated financial statements.

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
We have recorded net foreign withholding taxes and state income taxes on earnings that are expected to be repatriated to the U.S. parent. We have not recorded any deferred taxes on the amounts that the Company currently does not intend to repatriate. The determination of deferred taxes on this amount is not practicable.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. Furthermore, we recognize the tax benefit from an uncertain tax position only if based on the technical merits of the position it is more likely than not that the tax position will be sustained on examination by the taxing authorities or upon completion of the litigation process. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

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
In the third quarter of 2020, management updated forecasts of future cash flows for the AIA businesses, which reflected significant negative volume impacts from the COVID-19 pandemic, primarily on our assessment services business. Our ongoing investment in the AIA businesses also continues to impact near term profitability. Based on these factors we determined that there were indicators that the AIA reporting unit’s goodwill may be impaired, and accordingly, we performed an interim goodwill impairment test as of July 1, 2020. The results of the impairment test showed that the fair value of the AIA reporting unit was lower than the carrying value, resulting in a $58 million goodwill impairment charge. As of December 31, 2020, the remaining goodwill balance in our AIA reporting unit after recording the goodwill impairment charge was $113 million.
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
During the fourth quarter of 2021, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were substantially in excess of each of their carrying values. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances require us to do so. We determined that no impairment of the indefinite-lived intangibles existed as of the measurement date in 2021. However, future indefinite-lived intangible impairment tests could result in a charge to earnings. We will continue to evaluate indefinite-lived intangibles on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
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
Significant Assumptions
Management develops each assumption using relevant Company experience, in conjunction with market-related data for each individual country in which such plans exist. All assumptions are reviewed annually with third-party consultants and are adjusted as necessary. The table below provides the weighted average assumptions used to estimate our defined benefit pension obligations and costs as of and for the years ended 2021 and 2020.

	2021		2020
	U.S.	Int’l	U.S.	Int’l
Benefit Obligation Assumptions
Discount rate	3.00%	1.55%	2.50%	1.06%
Rate of future compensation increase	NM	2.84%	NM	2.79%
Net Periodic Benefit Cost Assumptions
Discount rate	2.50%	1.06%	3.25%	1.80%
Expected long-term return on plan assets	6.50%	2.60%	6.50%	2.82%
Rate of future compensation increase	NM	2.79%	NM	2.94%
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

	2021	2020
Expected long-term rate of return on plan assets	3.24%	3.46%
Actual rate of return on plan assets	1.66%	14.06%
For the recognition of net periodic pension cost, the calculation of the expected return on plan assets is generally derived by applying the expected long-term rate of return to the market-related value of plan assets. The market-related value of plan assets is based on average asset values at the measurement date over the last five years. The use of fair value, rather than a calculated value, could materially affect net periodic pension cost. The weighted average expected long-term rate of return for all of our plan assets to be used in determining net periodic benefit costs for 2022 is estimated at 3.22%. We estimate that every 25 basis point change in the expected return on plan assets impacts the expense by $1 million.
The discount rate reflects our expectation of the present value of expected future cash payments for benefits at the measurement date. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense. We base the discount rate assumption on current investment yields of high-quality fixed income investments during the retirement benefits maturity period. The pension discount rate was determined by considering an interest rate yield curve comprising AAA/AA bonds, with maturities between zero and 30 years, developed by the plan’s actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single-point discount rate matching the plan’s characteristics. Our weighted average discount rate for all pension plans effective January 1, 2022, is 1.71%. We estimate that every 25 basis point change in the discount rate impacts the expense by $1 million.
The rate of future compensation increase assumption reflects our long-term actual experience and future and near-term outlook. Effective January 1, 2022, our expected rate of future compensation is 2.96% for all pension plans. The estimated impact of a 25 basis point change in the expected rate of future compensation is less than $1 million.
The Company has initiated the process for a full buy-out of its largest defined benefit plan in the UK. Upon completion of the buy-out, expected in 2022, we anticipate a settlement charge of approximately $170 million, primarily consisting of unrecognized actuarial losses.
We currently anticipate making contributions to our pension and post-retirement benefit plans in the range of $19 million to $27 million during 2022. Approximately $6 million of contributions are expected to be made in the first quarter.
Funded Status
Funded status is derived by subtracting the respective year-end values of the projected benefit obligations from the fair value of plan assets. We estimate that every 25 basis point change in the discount rate impacts the funded status by approximately $34 million.
Fair Value of Plan Assets
The plan assets of our pension plans comprise a broad range of investments, including domestic and foreign equity securities, interests in hedge funds, fixed income investments, insurance contracts, and cash and cash equivalents.
A portion of our pension benefit plan assets portfolio comprises investments in hedge funds which are generally measured at net asset value. However, in certain instances, the values reported by the asset managers were not current at the measurement date. Accordingly, we made estimate adjustments to the last reported value where necessary to measure the assets at fair value at the measurement date. These adjustments consider information received from the asset managers, as well as general market information. The adjustment recorded at December 31, 2021 and 2020 for these assets represented less than 1% of total plan assets in each respective year. Asset values for other positions were generally measured using market observable prices. We estimate that a 5% change in asset values will impact funded status by approximately $31 million.
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
Foreign Currency Exchange Rate Risk
Approximately 56% of our 2021 revenues were from customers in various locations outside the U.S.
Our economic foreign currency risk primarily relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. We may use derivative financial instruments to offset risk related to receipts from customers and payments to suppliers, when it is believed that the exposure will not be limited by our normal operating and financing activities. We enter into currency forward contracts periodically in order to manage the exchange rate fluctuation risk on certain intercompany transactions associated with third-party sales and purchases. These risks are also mitigated by natural hedges including the presence of manufacturing facilities outside the U.S., global sourcing and other spending which occurs in foreign countries. Our principal foreign currency transaction exposures primarily relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Australian Dollar, and Polish Zloty. We estimate that a hypothetical 10% movement in foreign currency exchange rates would not have a material economic impact to Xylem’s financial position and results of operations.
Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. Dollar. The translation risk is primarily concentrated in the exchange rate between the U.S. Dollar and the Euro, Chinese Yuan, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, and Indian Rupee. As the U.S. Dollar strengthens against other currencies in which we transact business, revenue and income will generally be negatively impacted, and if the U.S. Dollar weakens, revenue and income will generally be positively impacted. We expect to continue to generate significant revenue from non-U.S. operations and we expect our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost-effective to do so, though we continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations. We also hedge our investment in certain foreign subsidiaries via the use of cross-currency swaps and the designation of our 2.25% Senior Notes of €500 million aggregate principal amount due March 2023 as a net investment hedge. Accordingly, we estimate that a 10% movement of the U.S. Dollar to various foreign currency exchange rates we translate from, in aggregate would not have a material economic impact on our financial position and results of operations.
Interest Rate Risk
As of December 31, 2021, our long-term debt portfolio is primarily comprised of five series of fixed-rate senior notes that total approximately $2.5 billion. The senior notes are not exposed to interest rate risk as the bonds are at a fixed rate until maturity. Based on the current interest rate market we do not anticipate material risk associated with our debt refinancing within the target time frame of maturity.
Commodity Price Exposures
For a discussion of risks relating to commodity prices, refer to “Item 1A. Risk Factors.”

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Xylem Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Xylem Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The goodwill balance was $2.8 billion as of December 31, 2021, of which $112 million is allocated to the AIA Reporting Unit (“AIA”). The AIA reporting unit recorded goodwill impairment charges in each of the last two years, most recently including a $58 million charge during Q3 2020. The fair value of AIA exceeded its carrying value as of the 2021 measurement date and, therefore, no further impairment was recognized.

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

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the AIA reporting unit, such as controls related to management’s forecasts of future revenue and the selection of the discount rate.

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

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 25, 2022
We have served as the Company's auditor since 2010.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(In Millions, except per share data)

Year Ended December 31,	2021	2020	2019
Revenue	$5,195	$4,876	$5,249
Cost of revenue	3,220	3,046	3,203
Gross profit	1,975	1,830	2,046
Selling, general and administrative expenses	1,179	1,143	1,158
Research and development expenses	204	187	191
Restructuring and asset impairment charges	7	75	63
Goodwill impairment charge	—	58	148
Operating income	585	367	486
Interest expense	76	77	67
Other non-operating expense, net	—	(5)	(4)
Gain on sale of businesses	2	—	1
Income before taxes	511	285	416
Income tax expense	84	31	15
Net income	$427	$254	$401
Earnings per share:
Basic	$2.37	$1.41	$2.23
Diluted	$2.35	$1.40	$2.21
Weighted average number of shares:
Basic	180.2	180.1	180.0
Diluted	181.5	181.1	181.2

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)

Year Ended December 31,	2021	2020	2019
Net income	$427	$254	$401
Other comprehensive loss, before tax:
Foreign currency translation adjustment	20	(23)	28
Net change in derivative hedge agreements:
Unrealized gain (loss)	(10)	9	(14)
Amount of (gain) loss reclassified into net income	4	(3)	12
Net change in post-retirement benefit plans:
Net gain (loss)	51	(78)	(83)
Prior service credit	—	5	—
Amortization of prior service credit cost	(3)	(3)	(4)
Amortization of net actuarial loss into net income	23	19	12
Settlement	—	—	9
Foreign currency translation adjustment	11	(19)	(3)
Other comprehensive income (loss), before tax	96	(93)	(43)
Income tax (benefit) expense related to other comprehensive loss	54	(54)	(5)
Other comprehensive income (loss), net of tax	42	(39)	(38)
Comprehensive income	$469	$215	$363
Less: comprehensive (loss) gain attributable to noncontrolling interests	—	(1)	1
Comprehensive income attributable to Xylem	$469	$216	$362

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, except per share amounts)

December 31,	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,349	$1,875
Receivables, less allowances for discounts, returns and credit losses of $44 and $46 in 2021 and 2020, respectively	953	923
Inventories	700	558
Prepaid and other current assets	158	167
Total current assets	3,160	3,523
Property, plant and equipment, net	644	657
Goodwill	2,792	2,854
Other intangible assets, net	1,016	1,093
Other non-current assets	664	623
Total assets	$8,276	$8,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$639	$569
Accrued and other current liabilities	752	787
Short-term borrowings and current maturities of long-term debt	—	600
Total current liabilities	1,391	1,956
Long-term debt, net	2,440	2,484
Accrued post-retirement benefits	438	519
Deferred income tax liabilities	287	242
Other non-current accrued liabilities	494	573
Total liabilities	5,050	5,774
Commitment and Contingencies (Note 20)
Stockholders’ equity:
Common stock — par value $0.01 per share:
Authorized 750.0 shares, issued 195.6 and 194.9 shares in 2021 and 2020, respectively	2	2
Capital in excess of par value	2,089	2,037
Retained earnings	2,154	1,930
Treasury stock – at cost 15.2 shares and 14.5 shares in 2021 and 2020, respectively	(656)	(588)
Accumulated other comprehensive loss	(371)	(413)
Total stockholders’ equity	3,218	2,968
Non-controlling interest	8	8
Total equity	3,226	2,976
Total liabilities and stockholders’ equity	$8,276	$8,750

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions)

Year Ended December 31,	2021	2020	2019
Operating Activities
Net income	$427	$254	$401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	118	117	117
Amortization	127	134	140
Deferred income taxes	10	(31)	(77)
Share-based compensation	33	26	29
Restructuring and asset impairment charges	7	75	63
Goodwill impairment charge	—	58	148
Gain from sale of businesses	(2)	—	(1)
Other, net	8	46	9
Payments for restructuring	(25)	(36)	(30)
Contributions to post-retirement benefit plans	(29)	(27)	(19)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(70)	109	(23)
Changes in inventories	(167)	(5)	47
Changes in accounts payable	81	(39)	29
Changes in accrued liabilities	7	101	15
Changes in accrued taxes	(9)	20	(13)
Net changes in other assets and liabilities	22	22	4
Net Cash — Operating activities	538	824	839
Investing Activities
Capital expenditures	(208)	(183)	(226)
Acquisitions of businesses and assets, net of cash acquired	—	—	(18)
Proceeds from sale of businesses	10	—	—
Cash received from investments	3	200	11
Cash paid for investments	—	(200)	(7)
Cash received from cross-currency swaps	14	12	9
Other, net	(2)	2	—
Net Cash — Investing activities	(183)	(169)	(231)
Financing Activities
Short-term debt issued, net	—	359	281
Short-term debt repaid, net	—	(640)	(254)
Long-term debt issued, net	—	985	—
Long-term debt repaid, net	(600)	—	—
Repurchase of common stock	(68)	(61)	(40)
Proceeds from exercise of employee stock options	19	20	13
Dividends paid	(203)	(188)	(174)
Other, net	(3)	(2)	(3)
Net Cash — Financing activities	(855)	473	(177)
Effect of exchange rate changes on cash	(26)	23	(3)
Net change in cash and cash equivalents	(526)	1,151	428
Cash and cash equivalents at beginning of year	1,875	724	296
Cash and cash equivalents at end of year	$1,349	$1,875	$724
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$99	$77	$77
Income taxes (net of refunds received)	$83	$41	$107

                See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Millions, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2018	$2	$1,950	$1,639	$(336)	$(487)	$14	$2,782
Sale of Business						(2)	(2)
Net income			401				401
Other comprehensive loss, net				(39)		1	(38)
Distribution to minority shareholders						(3)	(3)
Dividends declared ($.96 per share)			(174)				(174)
Stock incentive plan activity		41			(15)		26
Repurchase of common stock					(25)		(25)
Acquisition activity							—
Balance at December 31, 2019	$2	$1,991	$1,866	$(375)	$(527)	$10	$2,967
Cumulative effect of change in accounting principle			(2)				(2)
Net income			254				254
Other comprehensive loss, net				(38)		(1)	(39)
Distribution to minority shareholders						(1)	(1)
Dividends declared ($1.04 per share)			(188)				(188)
Stock incentive plan activity		46			(11)		35
Repurchase of common stock					(50)		(50)
Acquisition activity							—
Balance at December 31, 2020	$2	$2,037	$1,930	$(413)	$(588)	$8	$2,976
Net income			427				427
Other comprehensive loss, net				42			42
Dividends declared ($1.12 per share)			(203)				(203)
Stock incentive plan activity	—	52			(8)		44
Repurchase of common stock					(60)		(60)
Balance at December 31, 2021	$2	$2,089	$2,154	$(371)	$(656)	$8	$3,226

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
On October 31, 2011 (the "Distribution Date"), ITT Corporation (“ITT”) completed the Spin-off (the “Spin-off”) of Xylem, formerly ITT’s water equipment and services businesses. The Spin-off was completed pursuant to the Distribution Agreement, dated as of October 25, 2011 (the “Distribution Agreement”), among ITT; (now ITT LLC; acquired by Delticus HoldCo, L.P., a portfolio company of Warburg Pincus LLC, on July 1, 2021), Exelis Inc., acquired by Harris Corporation, now L3Harris Technologies, Inc., on May 29, 2015, (“Exelis”) and Xylem. Xylem Inc. was incorporated in Indiana on May 4, 2011 in connection with the Spin-off.
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
We maintain valuation allowances when it is more likely than not that all or a portion of a deferred asset will not be realized. In determining whether a valuation allowance is warranted, we consider all positive and negative evidence and all sources of taxable income such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies to estimate if sufficient future taxable income will be generated to realize the deferred tax asset. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of valuation allowance that could materially impact our business, financial condition and results of operations.

We have recorded net foreign withholding taxes and state income taxes on earnings that are expected to be repatriated to the U.S. parent. We have not recorded any deferred taxes on the amounts that the Company currently does not intend to repatriate. The determination of deferred taxes on this amount is not practicable.

Tax benefits are recognized for an uncertain tax position when, based on the technical merits of the position it is more likely than not that the position will be sustained upon examination by a taxing authority or upon completion of the litigation process. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available. Such adjustments are recognized in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is adequate. We classify interest relating to unrecognized tax benefits as a component of other non-operating (expense) income, net and tax penalties as a component of income tax expense in our Consolidated Income Statements.
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
Receivables and Allowance for Credit Losses and Discounts
Receivables are primarily comprised of uncollected amounts owed to us from transactions with customers and are presented net of allowances for credit losses, returns and early payment discounts.
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

Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different geographical regions. We evaluate the financial condition of our third-party distributors, resellers and other customers and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of December 31, 2021 and 2020 we do not believe we have any significant concentrations of credit risk.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. These accruals are reviewed quarterly and are adjusted as assessment and remediation efforts progress or as additional technical or legal information becomes available. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Accruals for environmental liabilities are primarily included in other non-current liabilities at undiscounted amounts.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, derivative contracts and accounts receivable from trade customers. We maintain cash and cash equivalents and derivative contracts with various financial institutions. These financial institutions are located in many different geographical regions, and our policy is designed to limit exposure with any one institution. As part of our cash and risk management processes, we perform periodic evaluations of the relative credit standing of the financial institutions. We have not sustained any material credit losses during the previous three years from instruments held at financial institutions. We may utilize forward contracts to protect against the effects of foreign currency fluctuations. Such contracts involve the risk of non-performance by the counterparty. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographic regions. We perform ongoing credit evaluations of the financial condition of our third-party distributors, resellers and other customers and require collateral, such as letters of credit and bank guarantees, in certain circumstances.
Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2021 and 2020 were uninsured. Foreign cash balances at December 31, 2021 and 2020 were $596 million and $635 million, respectively.
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

Note 3. Acquisitions and Divestitures
2021 and 2020 Acquisitions and Divestitures
We had no material acquisition or divestiture activity during the 12 months ended December 31, 2021 and December 31, 2020.
2019 Acquisitions
During the 12 months ended December 31, 2019 we spent approximately $18 million, net of cash received on acquisition activity.

Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Year Ended December 31,
(in millions)	2021	2020	2019
Revenue from contracts with customers	$4,998	$4,681	$5,002
Lease Revenue	197	195	247
Total	$5,195	$4,876	$5,249

The following table reflects revenue from contracts with customers by application. The table below also reflects updates to the aggregation of applications to simplify and focus presentation.

	Year Ended December 31,
(in millions)	2021	2020	2019
Water Infrastructure
Transport	$1,619	$1,484	$1,533
Treatment	431	400	397

Applied Water*
Commercial Building Services	609	558	600
Residential Building Services	268	238	247
Industrial Water	736	638	694

Measurement and Control Solutions
Water	1,055	1,039	1,134
Energy	280	324	397
Total	$4,998	$4,681	$5,002
*Items in the prior year footnote disclosures for Applied Water and Measurement and Control Solutions were reclassified to conform to the current classification.

The following table reflects revenue from contracts with customers by geographical region. The presentation of geographic regions below has been updated to better align to how management currently focuses on revenue and growth platforms by geographic region. For consistency, the prior year balances have been adjusted to conform with the current year presentation. There has been no change to the Company's reportable segments.

	Year Ended December 31,
(in millions)	2021	2020	2019
Water Infrastructure
United States	$556	$558	$593
Western Europe	753	675	658
Emerging Markets (a)	537	468	491
Other	204	183	187

Applied Water
United States	804	754	816
Western Europe	370	316	323
Emerging Markets (a)	324	260	300
Other	115	104	103

Measurement and Control Solutions
United States	796	856	972
Western Europe	256	234	222
Emerging Markets (a)	189	177	235
Other	94	96	102

Total	$4,998	$4,681	$5,002

(a) Emerging Markets includes results from the following regions: Eastern Europe, the Middle East and Africa, Latin America and Asia Pacific (excluding Japan, Australia and New Zealand, which are presented in "Other")

Contract Balances
We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to costs incurred to perform in advance of scheduled billings. Contract liabilities relate to payments received in advance of performance under the contracts. Changes in contract assets and liabilities are due to our performance under the contract.
The table below provides contract assets, contract liabilities, and significant changes in contract assets and liabilities:

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at 1/1/2020	$106	$135
Additions, net	118	120
Revenue recognized from opening balance	—	(93)
Billings transferred to accounts receivable	(110)	—
Other	3	4
Balance at 1/1/2021	$117	$166
Additions, net	112	117
Revenue recognized from opening balance	—	(117)
Billings transferred to accounts receivable	(103)	—
Other	(1)	(2)
Balance at 12/31/2021	$125	$164

(a)Excludes receivable balances which are disclosed on the balance sheet

Performance obligations

Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of December 31, 2021, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $394 million. We expect to recognize the majority of revenue upon the completion of satisfying these performance obligations in the following 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 5. Restructuring and Asset Impairment Charges
In response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic, on June 2, 2020 management committed to a restructuring plan that includes actions across our businesses and functions globally. The plan was designed to support our long-term financial resilience and simplify our operations, strengthen our competitive positioning and better serve our customers.
As a result of this action, during 2021, we recognized restructuring charges of $4 million and $2 million in our Water Infrastructure and Applied Water segments, respectively. These charges included reduction of headcount across both segments. Other, less significant, restructuring actions taken in 2021 resulted in $3 million of charges during 2021 and are included in the information presented below.
As a result of this action, during 2020, we recognized restructuring costs of $19 million, $4 million and $30 million in our Water Infrastructure, Applied Water and Measurement & Control Solutions segments, respectively. These charges included reduction of headcount across all segments and asset impairments within our Measurement & Control Solutions segment. Immaterial restructuring charges incurred during the first quarter of 2020 are included in the 2020 plan information presented below.
During 2019, we incurred restructuring charges primarily related to an effort to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount and consolidation of facilities within our Measurement & Control Solutions and Water Infrastructure segments, as well as headcount reductions within our Applied Water segment.

The following table presents the components of restructuring expense and asset impairment charges incurred during each of the previous 3 years:

	Year Ended December 31,
(in millions)	2021	2020	2019
By component:
Severance and other charges	$10	$36	$51
Lease related charges	—	—	1
Asset impairment	1	18	—
Other restructuring charges	1	1	2
Reversal of restructuring accruals	(6)	(1)	(1)
Total restructuring charges	6	54	53
Asset impairment charges	1	21	10
Total restructuring and asset impairment charges	$7	$75	$63

By segment:
Water Infrastructure	$8	$20	$20
Applied Water	2	4	5
Measurement & Control Solutions	(3)	51	38
Restructuring
The following table displays a roll-forward of the restructuring accruals, presented on our Consolidated Balance Sheets within "accrued and other current liabilities" and "other non-current accrued liabilities," for the years ended December 31, 2021 and 2020:

(in millions)	2021	2020
Restructuring accruals - January 1	$29	$27
Restructuring charges	6	54
Cash payments	(25)	(36)
Asset impairment	(1)	(18)
Foreign currency and other	(2)	2
Restructuring accruals - December 31	$7	$29

By segment:
Water Infrastructure	$1	$4
Applied Water	1	1
Measurement & Control Solutions	4	18
Regional selling locations (a)	1	5
Corporate and other	—	1
(a)    Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following table presents the total costs expected to be incurred, the amount incurred in the period, and the cumulative costs incurred to date for our 2020 and 2021 restructuring actions:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2021:
Total expected costs	$4	$—	$1	$—	$5
Costs incurred during 2021	3	—	—	—	3
Total expected costs remaining	$1	$—	$1	$—	$2

Actions Commenced in 2020:
Total expected costs	$23	$6	$30	$—	$59
Costs incurred during 2020	19	4	30	—	53
Costs incurred during 2021	4	2	—	—	6
Total expected costs remaining	$—	$—	$—	$—	$—
During the third quarter of 2021, we recorded an adjustment of $3 million to decrease the liability within the Measurement & Control Solutions segment, related to actions commenced in 2019. As a result of this adjustment, the estimated total cost of the actions commenced in 2019 decreased to $24 million for the Measurement & Control Solutions segment. The actions commenced in 2019 are complete.
The Water Infrastructure and Measurement & Control Solutions actions commenced in 2021 consist primarily of severance charges. These actions are expected to continue through the end of 2022.
The Water Infrastructure, Applied Water, and Measurement & Control Solutions actions commenced in 2020 consist primarily of severance charges across segments and asset impairment charges in our Measurement & Control Solutions segment. These actions are complete.
During the second quarter of 2020, the discontinuance of a product line resulted in $17 million of asset impairments, primarily related to customer relationships, trademarks and fixed assets within our Measurement & Control Solutions segment.
Asset Impairment
During the third quarter of 2020, we determined that certain assets including software and proprietary technology within our Measurement & Control Solutions segment were impaired. Accordingly, we recognized an impairment charge of $11 million. Refer to Note 12, "Goodwill and Other Intangible Assets," for additional information.
During the second quarter of 2020, we determined that internally developed in-process software within our Measurement & Control Solutions segment was impaired as a result of actions taken to prioritize strategic investments. Accordingly, we recognized an impairment charge of $10 million. Refer to Note 12, "Goodwill and Other Intangible Assets," for additional information.
During the third quarter of 2019, we determined that certain assets within our Measurement & Control Solutions segment, including customer relationships, internally developed software, proprietary technology, and plant property & equipment, were impaired. Accordingly, we recognized an impairment charge of $7 million. Refer to Note 12, "Goodwill and Other Intangible Assets," for additional information.

During the first quarter of 2019, we determined that certain assets within our Measurement & Control Solutions segment, including a customer relationship, were impaired. Accordingly, we recognized an impairment charge of $3 million. Refer to Note 12, "Goodwill and Other Intangible Assets," for additional information.

Note 6. Other Non-Operating (Expense) Income, Net
The components of other non-operating income, net are as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Interest income	$7	$7	$5
Income from equity method investments	9	2	3
Other (expense) income – net	(16)	(14)	(12)
Total other non-operating (expense) income, net	$—	$(5)	$(4)

Note 7. Income Taxes
The source of pre-tax income and the components of income tax expense are as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Income (loss) components:
Domestic	$45	$(33)	$203
Foreign	466	318	213
Total pre-tax income	$511	$285	$416
Income tax expense components:
Current:
Domestic – federal	$16	$24	$39
Domestic – state and local	5	5	13
Foreign	53	33	40
Total Current	74	62	92
Deferred:
Domestic – federal	$(2)	$(21)	$7
Domestic – state and local	—	(8)	(1)
Foreign	12	(2)	(83)
Total Deferred	10	(31)	(77)
Total income tax provision	$84	$31	$15
Effective income tax rate	16.3%	10.9%	3.7%

Reconciliations between taxes at the U.S. federal income tax rate and taxes at our effective income tax rate on earnings before income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
Tax provision at U.S. statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes	0.8	0.7	2.7
Uncertain tax positions	(0.1)	(3.9)	0.4
Valuation allowance	0.9	0.5	1.2
Net interest deductions	(2.4)	(4.5)	(3.0)
Foreign income taxed at different rates	(0.2)	(0.9)	0.7
US tax on foreign earnings	2.2	5.3	1.6
Tax incentives	(5.5)	(7.4)	(9.6)
Rate change	0.9	(1.3)	(18.1)
Goodwill impairment	—	2.9	7.8
Federal R&D tax credit	(0.7)	(1.3)	(1.2)
Stock compensation	(0.6)	(2.4)	(1.5)
Other—net	—	2.2	1.7
Effective income tax rate	16.3%	10.9%	3.7%
Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse.
The following is a summary of the components of the net deferred tax assets and liabilities recognized in the Consolidated Balance Sheets:

	December 31,
(in millions)	2021	2020
Deferred tax assets:
Employee benefits	$111	$127
Accrued expenses	35	35
Loss and other tax credit carryforwards	250	270
Inventory	6	6
Lease Liabilities	70	64
Other	8	41
	480	543
Valuation allowance	(201)	(217)
Net deferred tax asset	$279	$326
Deferred tax liabilities:
Intangibles	$155	$138
Investment in foreign subsidiaries	4	5
Property, plant and equipment	77	77
Lease right-of-use assets	69	62
Other	35	30
Total deferred tax liabilities	$340	$312
Management assesses all available positive and negative evidence, including prudent and feasible tax planning strategies, and estimates if sufficient future taxable income will be generated to realize existing deferred tax assets. On the basis of this evaluation, as of December 31, 2021, a valuation allowance of $201 million has been established to reduce the deferred income tax asset related to certain U.S. and foreign net operating losses and U.S. and foreign capital loss carryforwards.

A reconciliation of the change in valuation allowance on deferred tax assets is as follows:

(in millions)	2021	2020	2019
Valuation allowance — January 1	$217	$191	$234
Change in assessment (a)	—	1	(2)
Current year operations	4	4	3
Other comprehensive income	(4)	3	(1)
Foreign currency and other (b)	(16)	18	(43)
Valuation allowance — December 31	$201	$217	$191
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
Deferred taxes are classified in the Consolidated Balance Sheets as follows:

	December 31,
(in millions)	2021	2020
Non-current assets	$226	$256
Non-current liabilities	(287)	(242)
Total net deferred tax liabilities	$(61)	$14

Tax attributes available to reduce future taxable income begin to expire as follows:

(in millions)	December 31, 2021	First Year of Expiration
U.S. net operating loss	$6	December 31, 2025
State net operating loss	101	December 31, 2024
State excess interest expense	17	Indefinite
State tax credits	1	Indefinite
Foreign net operating loss	1,068	December 31, 2022
Foreign tax credits	4	December 31, 2030
As of December 31, 2021, the Company has provided a deferred tax liability of $4 million for net foreign withholding taxes and state income taxes on $591 million of foreign earnings expected to be repatriated to the U.S. parent. The Company currently does not intend to repatriate approximately $1.5 billion of foreign earnings. The amount of deferred tax that would be recorded if such amounts were repatriated is not practicable.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2021	2020	2019
Unrecognized tax benefits — January 1	$114	$129	$136
Gross Increases - Current year tax positions	—	—	3
Gross Increases - Prior year tax positions	—	—	—
Gross Decreases - Prior year tax positions	(1)	(3)	(5)
Settlements	—	(12)	(5)
Lapse of Statute of Limitations	(1)	—	—
Currency Translation Adjustment	(1)	—	—
Unrecognized tax benefits — December 31	$111	$114	$129
The amount of unrecognized tax benefits at December 31, 2021 which, if ultimately recognized, will reduce our effective tax rate is $111 million. We believe that it is reasonably possible that unrecognized tax benefits will be reduced by approximately $3 million within the next 12 months as a result of the expiration of certain statute of limitations.
We classify interest relating to unrecognized tax benefits as a component of other non-operating (expense) income, net and tax penalties as a component of income tax expense in our Consolidated Income Statements. The amount of accrued interest relating to unrecognized tax benefits as of December 31, 2021 and 2020 was $9 million and $8 million.
During 2019, Xylem’s Swedish subsidiary received a tax assessment for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. The assessment asserts an aggregate amount of approximately $80 million for tax, penalties and interest. Xylem filed an appeal with the Administrative Court of Stockholm. Management, in consultation with external legal advisors, believes it is more likely than not that Xylem will prevail on the proposed assessment and is vigorously defending our position through litigation; however, there can be no assurance that any final determination by the authorities will not be materially different than our position. As of December 31, 2021, we have not recorded any unrecognized tax benefits related to this uncertain tax position.

The following table summarizes our earliest open tax years by major jurisdiction:

Jurisdiction	Earliest Open Year
Italy	2015
Luxembourg	2017
Sweden	2013
Germany	2012
United Kingdom	2015
United States	2017
Switzerland	2019

Note 8. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted EPS:

	Year Ended December 31,
	2021	2020	2019
Net income (in millions)	$427	$254	$401
Shares (in thousands):
Weighted average common shares outstanding	180,225	180,094	179,958
Add: Participating securities (a)	22	22	29
Weighted average common shares outstanding — Basic	180,247	180,116	179,987
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	871	671	803
Dilutive effect of restricted stock units and performance share units	408	312	406
Weighted average common shares outstanding — Diluted	181,526	181,099	181,196
Basic earnings per share	$2.37	$1.41	$2.23
Diluted earnings per share	$2.35	$1.40	$2.21
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

	Year Ended December 31,
(in thousands)	2021	2020	2019
Stock options	1,132	1,545	1,383
Restricted stock units	271	362	348
Performance share units	330	305	394

Note 9. Inventories
The components of total inventories are summarized as follows:

	December 31,
(in millions)	2021	2020
Finished goods	$236	$221
Work in process	58	49
Raw materials	406	288
Total inventories	$700	$558

Note 10. Property, Plant and Equipment
The components of total property, plant and equipment, net are as follows:

	December 31,
(in millions)	2021	2020
Land, buildings and improvements	$370	$369
Machinery and equipment	933	941
Equipment held for lease or rental	250	241
Furniture and fixtures	127	124
Construction work in progress	115	110
Other	31	29
Total property, plant and equipment, gross	1,826	1,814
Less accumulated depreciation	1,182	1,157
Total property, plant and equipment, net	$644	$657
Depreciation expense was $118 million, $117 million, and $117 million for 2021, 2020, and 2019, respectively.

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
We did not identify any events or conditions during the 12 month period ended December 31, 2021 to indicate that a reassessment or re-measurement of our existing leases was required. There also were no impairment indicators identified during the 12 month period ended December 31, 2021 that required an impairment test for the Company’s ROU assets.
Our current lease liabilities of $69 million and $63 million are included in "Accrued and other current liabilities" as of December 31, 2021 and 2020, respectively. Our non-current lease liabilities of $243 million and $216 million are included in "Other non-current accrued liabilities" as of December 31, 2021 and 2020, respectively. Our ROU asset balances are included in "Other non-current assets." The net balance of our ROU assets as of December 31, 2021 and 2020 was $304 million and $272 million, respectively. These balances include an immaterial amount related to finance leases.
The components of our lease cost were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Lease cost
Operating lease cost	$84	$77	$76
Short-term lease cost	2	2	9
Variable lease cost	23	22	19
Total lease cost	$109	$101	$104

The supplemental cash flow information related to leases are as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$83	$75	$73

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$109	$64	$33
Information relating to the lease term and discount rate are as follows:

	Year Ended December 31,
	2021	2020
Weighted-average remaining lease term (years)
Operating leases	7 Years	7 Years

Weighted-average discount rate
Operating leases	2.2%	2.5%
As of December 31, 2021, the maturities of operating lease liabilities were as follows:

(in millions)
2022	$73
2023	60
2024	48
2025	36
2026	28
Thereafter	83
Total lease payments	328
Less: Imputed interest	(20)
Total (1)	$308
(1) Excludes $8 million of legally binding minimum lease payments for leases signed but not yet commenced. Lease payments are expected to begin in 2022.

Lessor arrangements
In addition to manufacturing and selling equipment, we also lease equipment to customers in exchange for consideration. These arrangements are generally short term in nature and predominantly involve the rental of pumps and accessories within the Water Infrastructure segment. Rental arrangements generally do not provide the customer the right to purchase the equipment as Xylem’s strategy is to rent these items over their useful lives. Customers may be billed based on daily, weekly or monthly rates depending on the expected rental period. We assessed that these arrangements constitute a lease under ASC 842, and have recognized them as operating leases. In situations where arrangements contain both the sale of products and a leasing component, contract consideration is allocated based on relative standalone selling price.

Total revenue from lease arrangements was $197 million, $195 million and $247 million for the 12-month period ended December 31, 2021, 2020 and 2019, respectively. Our gross assets available for rent were $251 million and $241 million as of December 31, 2021 and 2020, respectively. The accumulated amortization related to our gross assets was $158 million and $159 million as of December 31, 2021 and 2020, respectively. Depreciation expense for these assets was $24 million, $25 million and $28 million for the 12 month period ended December 31, 2021, 2020 and 2019, respectively.

Note 12. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment during the years ended December 31, 2021 and 2020 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Balance as of December 31, 2019	$651	$513	$1,675	$2,839
Activity in 2020
Impairment	—	—	(58)	(58)
Foreign currency and other	17	16	40	73
Balance as of December 31, 2020	$668	$529	$1,657	$2,854
Activity in 2021
Foreign currency and other	(12)	(14)	(36)	(62)
Balance as of December 31, 2021	$656	$515	$1,621	$2,792
As of December 31, 2021 and 2020, goodwill included accumulated impairment losses of $206 million, within the Measurement & Control Solutions segment.
During the fourth quarter of 2021, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were in excess of each of their carrying values. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
During the third quarter of 2020, the Company recorded a goodwill impairment charge of $58 million related to the Advanced Infrastructure Analytics ("AIA") goodwill reporting unit within our Measurement & Control Solutions segment. The AIA goodwill reporting unit is comprised of our assessment services business (primarily the Pure Technologies Ltd. acquisition) as well as our digital solutions business. The impairment resulted from management's updated forecast of future cash flows for the AIA businesses, which reflected significant negative volume impacts from the COVID-19 pandemic, primarily on our assessment services business. Our ongoing investment in the AIA businesses also continues to impact near term profitability. These factors drove the decrease in forecasted cash flows, and as such, the calculated fair value of the AIA goodwill reporting unit below its carrying value as of the third quarter. To determine the fair value of the AIA goodwill reporting unit, the Company used the income approach, which is considered a Level 3 input for fair value measurement. Under the income approach, the fair value of the AIA goodwill reporting unit was based on the present value of the estimated cash flows that the goodwill reporting unit is expected to generate over its remaining life. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate was based on the weighted average cost of capital appropriate for the AIA goodwill reporting unit.

During the third quarter of 2019, the Company recorded a goodwill impairment charge of $148 million related to the AIA goodwill reporting unit. The impairment resulted from a downward revision of forecasted future cash flows. Factors that contributed to the revised forecast in the third quarter include lower than expected results as compared to prior forecasts, largely as a result of slower-than-expected conversion of pipeline opportunities to revenue. Additionally, we have continued to invest in the AIA platform ahead of the adoption curve, which has also impacted the near-term profitability of the business. These factors drove the decrease in forecasted cash flows, and as such, the calculated fair value of the AIA goodwill reporting unit below its carrying value as of the third quarter. To determine the fair value of the AIA goodwill reporting unit, the Company used the income approach, which is considered a Level 3 input for fair value measurement.

Other Intangible Assets
Information regarding our other intangible assets is as follows:

(in millions)	December 31, 2021			December 31, 2020
	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$929	$(456)	$473	$941	$(410)	$531
Proprietary technology and patents	201	(142)	59	206	(131)	75
Trademarks	141	(72)	69	143	(63)	80
Software	548	(303)	245	500	(265)	235
Other	21	(18)	3	21	(18)	3
Indefinite-lived intangibles	167	—	167	169	—	169
Other intangibles	$2,007	$(991)	$1,016	$1,980	$(887)	$1,093
We determined that no impairment of the indefinite-lived intangibles existed as of the measurement date of our impairment assessment in 2021. Future impairment tests could result in a charge to earnings. We will continue to evaluate the indefinite-lived intangible assets on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
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

During the first quarter of 2019, we determined that the intended use of a finite-lived customer relationship within the test application of our Measurement & Control Solutions segment had changed. Accordingly we recorded a $3 million impairment charge. The charge was also calculated using the income approach, and is reflected in “Restructuring and asset impairment charges” in our Consolidated Income Statements.
Customer and distributor relationships, proprietary technology and patents, trademarks, software and other are amortized over weighted average lives of approximately 15 years, 15 years, 13 years, 4 years and 5 years, respectively.
Total amortization expense for intangible assets was $127 million, $134 million, and $140 million for 2021, 2020 and 2019, respectively.

Estimated amortization expense for each of the five succeeding years is as follows:

(in millions)
2022	$124
2023	119
2024	111
2025	104
2026	97

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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Australian Dollar and Polish Zloty. We had foreign exchange contracts with purchase notional amounts totaling $301 million and $0 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, purchase U.S. Dollar and sell Canadian Dollar, and to sell Canadian Dollar and purchase Euro. The purchased notional amounts associated with these currency derivatives are $130 million, $88 million, $31 million, $14 million and $14 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross-Currency Swaps
Beginning in 2015, we entered into cross-currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019 and third quarter of 2020 we entered into additional cross-currency swaps. The total notional amount of derivative instruments designated as net investment hedges was and $1,151 million and $1,249 million as of December 31, 2021 and 2020, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $563 million and $610 million as of December 31, 2021 and 2020, respectively, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.

The table below presents the effect of our derivative financial instruments on the Consolidated Income Statements and Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
(in millions)	2021	2020	2019
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain (loss) recognized in OCI (a)	$(10)	$9	$(14)
Amount of (gain) loss reclassified from OCI into revenue (a)	4	(4)	7
Amount of loss reclassified from OCI into cost of revenue (a)	—	1	5

Derivatives in Net Investment Hedges
Cross-Currency Swaps
Amount of (loss) gain recognized in OCI (a)	$94	$(103)	$22
Amount of income recognized in Interest Expense	21	19	16
Foreign Currency Denominated Debt
Amount of (loss) gain recognized in OCI (a)	$48	$(55)	$13
(a)Effective portion
As of December 31, 2021, $3 million of the net losses on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of December 31, 2021, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.

The fair values of our derivative contracts currently included in our hedging program were as follows:

	December 31,
(in millions)	2021	2020
Derivatives designated as hedging instruments
Assets
Net Investment Hedges
Other non-current assets	8	—
Liabilities
Cash Flow Hedges
Other current liabilities	(1)	—
Net Investment Hedges
Other non-current liabilities	(26)	(177)

The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $577 million and $640 million as of December 31, 2021 and 2020, respectively.

Note 14. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

	December 31,
(in millions)	2021	2020
Compensation and other employee-benefits	$273	$258
Customer-related liabilities	186	186
Accrued taxes	86	103
Lease liabilities	69	63
Accrued warranty costs	40	54
Other accrued liabilities	98	123
Total accrued and other current liabilities	$752	$787

Note 15. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

	December 31,
(in millions)	2021	2020
4.875% Senior Notes due 2021 (a)	$—	$600
2.250% Senior Notes due 2023 (a)	564	612
3.250% Senior Notes due 2026 (a)	500	500
1.950% Senior Notes due 2028 (a)	500	500
2.250% Senior Notes due 2031 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Debt issuance costs and unamortized discount (b)	(24)	(28)
Total debt	2,440	3,084
Less: short-term borrowings and current maturities of long-term debt	—	600
Total long-term debt	$2,440	$2,484
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2021 was $0 million and $620 million as of December 31, 2021 and 2020, respectively. The fair value of our Senior Notes due 2023 was $577 million and $640 million as of December 31, 2021 and 2020, respectively. The fair value of our Senior Notes due 2026 was $537 million and $563 million as of December 31, 2021 and 2020, respectively. The fair value of our Senior Notes due 2046 was $481 million and $496 million as of December 31, 2021 and 2020, respectively. The fair value of our Senior Notes due 2028 was $497 million and $529 million as of December 31, 2021 and 2020 respectively. The fair value of our Senior Notes due 2031 was $496 million and $527 million as of December 31, 2021 and 2020 respectively.
(b)The debt issuance costs and unamortized discount is recognized as a reduction in the carrying value of the Senior Notes in the Consolidated Balance Sheets and is being amortized to interest expense in our Consolidated Income Statements over the expected remaining terms of the Senior Notes.
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
Interest on the Green Bond is payable on January 30 and July 30 of each year beginning on January 30, 2021. As of December 31, 2021, we are in compliance with all covenants for the Green Bond.
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
Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of December 31, 2021, we are in compliance with all covenants for the Senior Notes.
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
On June 22, 2020, Xylem entered into Amendment No. 1 to the 2019 Credit Facility (the "Amendment") which modified the financial covenant from a test based on the maximum leverage ratio (defined as consolidated total debt to consolidated EBITDA) to a test based on the net leverage ratio (defined as consolidated total debt less unrestricted cash and cash equivalents to consolidated EBITDA). This modification was effective through the quarter ending September 30, 2021, after which the covenant reverted back to the prior maximum leverage ratio test. The Amendment also restricted stock repurchases until March 31, 2021, except for shares of common stock in an amount not to exceed the number of shares issued after the date of the Amendment, subject to customary exceptions. As of December 31, 2021, the 2019 Credit Facility was undrawn and we are in compliance with all covenants.
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $800 million inclusive of the 2019 Credit Facility. As of December 31, 2021 and 2020, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.
Euro Commercial Paper Program
On June 3, 2019, Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $564 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of December 31, 2021 and 2020, none of the Company's Euro commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.

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

(in millions)	Defined Contribution
2021	$60
2020	56
2019	49
The Xylem Stock Fund, an investment option under the defined contribution plan in which Company employees participate is considered an Employee Stock Ownership Plan. As a result, participants in the Xylem Stock Fund may receive dividends in cash or may reinvest such dividends into the Xylem Stock Fund. Company employees held approximately 256 thousand and 267 thousand shares of Xylem Inc. common stock in the Xylem Stock Fund at December 31, 2021 and 2020, respectively.
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
During 2021 and 2020, we made several amendments to plans that had no material impact to the Company's financial statements.

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

(in millions)	December 31, 2021			December 31, 2020
	Pension	Other	Total	Pension	Other	Total
Fair value of plan assets	$679	$—	$679	$691	$—	$691
Projected benefit obligation	(1,043)	(42)	(1,085)	(1,155)	(44)	(1,199)
Funded status	$(364)	$(42)	$(406)	$(464)	$(44)	$(508)
Amounts recognized in the balance sheet
Other non-current assets	$48	$—	$48	$27	$—	$27
Accrued and other current liabilities	(13)	(3)	(16)	(13)	(3)	(16)
Accrued post-retirement benefits	(399)	(39)	(438)	(478)	(41)	(519)
Net amount recognized	$(364)	$(42)	$(406)	$(464)	$(44)	$(508)
Accumulated other comprehensive income (loss):
Net actuarial losses	$(326)	$(17)	$(343)	$(409)	$(18)	$(427)
Prior service credit	(4)	7	3	(3)	9	6
Total	$(330)	$(10)	$(340)	$(412)	$(9)	$(421)
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
The Company initiated the process for a full buy-out of its largest defined benefit plan in the U.K. in 2019. As a result of actions taken, lump sum payments of $21 million were paid out of the plan assets, and the Company recorded a settlement charge of $8 million during the third quarter of 2019. During the first quarter of 2020, the Company purchased a bulk annuity policy as a plan asset to facilitate the termination and buy-out of the plan. The bulk annuity fully insures the benefits payable to the participants of the plan until a full buy-out of the plan can be executed, which is expected to occur in 2022. On January 27, 2020, the plan's assets of $336 million were transferred to the insurance company for the purchase of the bulk annuity contract. Included in the Company's year ended December 31, 2020 contributions is $5 million paid to meet the shortfall between the cost of the bulk annuity policy and the plan assets.

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit domestic and international pension plans were:

	Domestic Plans		International Plans
	December 31,		December 31,
(in millions)	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$123	$113	$1,032	$846
Service cost	3	3	14	13
Interest cost	3	3	11	16
Benefits paid	(7)	(6)	(34)	(34)
Actuarial loss (gain)	(5)	10	(56)	130
Plan amendments, settlements and curtailments	—	—	(3)	(1)
Foreign currency translation/other	—	—	(38)	62
Benefit obligation at end of year	$117	$123	$926	$1,032
Change in plan assets:
Fair value of plan assets at beginning of year	$113	105	$578	$500
Employer contributions	—	—	26	24
Actual return on plan assets	2	14	9	70
Benefits paid	(7)	(6)	(34)	(34)
Plan amendments, settlements and curtailments	—	—	(3)	(1)
Foreign currency translation/other	—	—	(5)	19
Fair value of plan assets at end of year	$108	$113	$571	$578
Unfunded status of the plans	$(9)	$(10)	$(355)	$(454)
The following table provides a roll-forward of the projected benefit obligation for the other post-retirement employee benefit plans:

(in millions)	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$44	$49
Interest cost	1	2
Benefits paid	(3)	(3)
Actuarial gain	—	1
Plan Amendment and other	—	(5)
Benefit obligation at the end of year	$42	$44
The accumulated benefit obligation (“ABO”) for all the defined benefit pension plans was $1,009 million and $1,107 million at December 31, 2021 and 2020, respectively.
For defined benefit pension plans in which the ABO was in excess of the fair value of the plans’ assets, the projected benefit obligation, ABO and fair value of the plans’ assets were as follows:

	December 31,
(in millions)	2021	2020
Projected benefit obligation	$574	$1,026
Accumulated benefit obligation	541	983
Fair value of plan assets	164	535

The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Domestic defined benefit pension plans:
Service cost	$3	$3	$3
Interest cost	3	3	4
Expected return on plan assets	(7)	(7)	(8)
Amortization of net actuarial loss	4	3	1
Net periodic benefit cost	$3	$2	$—
International defined benefit pension plans:
Service cost	$14	$13	$9
Interest cost	11	16	19
Expected return on plan assets	(14)	(14)	(27)
Amortization of net actuarial loss	17	14	9
Settlement	—	—	9
Net periodic benefit cost	$28	$29	$19
Total net periodic benefit cost	$31	$31	$19
The components of net periodic benefit cost other than the service cost component are included in the line item "Other non-operating (expense) income, net" in the Consolidated Income Statements.
Other changes in plan assets and benefit obligations recognized in other comprehensive loss, as they pertain to our defined benefit pension plans are as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Domestic defined benefit pension plans:
Net (gain) loss	$—	$3	$6
Amortization of net actuarial loss	(4)	(3)	(1)
(Gains) losses recognized in other comprehensive loss	$(4)	$—	$5
International defined benefit pension plans:
Net (gain) loss	$(51)	$74	$79
Amortization of net actuarial loss	(17)	(14)	(9)
Settlement	—	—	(9)
Foreign Exchange	(11)	19	3
(Gains) losses recognized in other comprehensive loss	$(79)	$79	$64
Total (gains) losses recognized in other comprehensive loss	$(83)	$79	$69
Total (gains) losses recognized in comprehensive income	$(52)	$110	$88
The components of net periodic benefit cost for other post-retirement employee benefit plans are as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Interest cost	1	2	2
Amortization of prior service credit	(2)	(3)	(4)
Amortization of net actuarial loss	2	2	2
Net periodic benefit cost	$1	$1	$—

Other changes in benefit obligations recognized in other comprehensive loss, as they pertain to other post-retirement employee benefit plans are as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Net loss (gain)	$—	$1	$(2)
Prior service credit	—	(5)	—
Amortization of prior service credit	3	3	4
Amortization of net actuarial loss	(2)	(2)	(2)
Losses (gains) recognized in other comprehensive loss	$1	$(3)	$—
Total losses (gains) recognized in comprehensive income	$2	$(2)	$—
Assumptions
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our pension plans.

	2021		2020		2019
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Benefit Obligation Assumptions
Discount rate	3.00%	1.55%	2.50%	1.06%	3.25%	1.80%
Rate of future compensation increase	NM	2.84%	NM	2.79%	NM	2.94%
Net Periodic Benefit Cost Assumptions
Discount rate	2.50%	1.06%	3.25%	1.80%	4.50%	2.60%
Expected long-term return on plan assets	6.50%	2.60%	6.50%	2.82%	7.75%	6.96%
Rate of future compensation increase	NM	2.79%	NM	2.94%	NM	2.92%
NM    Not meaningful. The pension benefits for future service for all the U.S. pension plans are based on years of service and not impacted by future compensation increases.
Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which plans exist. Assumptions are reviewed annually and adjusted as necessary.
The decrease in the projected benefit obligations of our qualified defined benefit pension plans in 2021 was primarily due to changes in assumptions, predominantly driven by increases in discount rate in 2021 as compared to 2020. The increase in the projected benefit obligations of defined benefit pension plans in 2020 was primarily due to a decrease in the discount rate in 2020 as compared to 2019.
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
Our expected return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, we analyze the plans’ actual historical annual return on assets, net of fees, over the past 15, 20 and 25 years; we estimate future returns based on independent estimates of asset class returns; and we evaluate historical broad market returns over long-term timeframes based on our asset allocation range. For the U.S. Master Trust which has existed since 2011, historical returns were estimated using a constructed portfolio that reflects the Company’s strategic asset allocation and the historical compound geometric returns of each asset class for the longest time period available. Based on this approach, the weighted average expected long-term rate of return for all of our plan assets to be used in determining net periodic benefit costs for 2022 is estimated at 3.22%.

The table below provides the weighted average actual rate of return generated on all of our plan assets during each of the years presented as compared to the weighted average expected long-term rates of return utilized in calculating the net periodic benefit costs.

	2021	2020	2019
Expected long-term rate of return on plan assets	3.24%	3.46%	7.09%
Actual rate of return on plan assets	1.66%	14.06%	12.59%
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
The following table provides the actual asset allocations of plan assets as of December 31, 2021 and 2020, and the related asset target allocation ranges by asset category:

	2021	2020	Target Allocation Ranges
Equity securities	23.0%	20.8%	15-60%
Fixed income	21.9%	22.9%	25-50%
Hedge funds	—%	0.1%	0-25%
Private equity	—%	—%	0-15%
Cash, insurance contracts and other	55.1%	56.2%	0-60%
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
The following table provides the fair value of plan assets held by our pension benefit plans by asset class:

	2021					2020
(in millions)	Level 1	Level 2	Level 3	NAV Practical Expedient	Total	Level 1	Level 2	Level 3	NAV Practical Expedient	Total
Equity securities
Global stock funds/securities	$43	$71	$—	$14	$128	$38	$66	$—	$14	$118
Diversified growth and income funds	—	—	—	28	28	—	—	—	26	26
Fixed income
Corporate bonds	1	92	—	7	100	1	97	—	7	105
Government bonds	—	17	—	27	44	—	19	—	28	47
Hedging instruments	—	5	—	—	5	—	6	—	—	6
Hedge funds	—	—	—	—	—	—	—	—	1	1
Insurance contracts and other	—	—	368	—	368	—	—	384	—	384
Cash & cash equivalents	6	—	—	—	6	4	—	—	—	4
Total plan assets subject to leveling	$50	$185	$368	$76	$679	$43	$188	$384	$76	$691

The following table presents a reconciliation of the beginning and ending balances of fair value measurement within our pension plans using significant unobservable inputs (Level 3):

(in millions)	Insurance Contracts and Other
Balance, December 31, 2019	$13
Purchases, sales, settlements, net	314
Actual return on plan assets	$44
Currency impact	13
Balance, December 31, 2020	384
Purchases, sales, settlements, net	(8)
Actual return on plan assets	(6)
Currency impact	(2)
Balance, December 31, 2021	$368

Contributions and Estimated Future Benefit Payments
Funding requirements under governmental regulations are a significant consideration in making contributions to our post-retirement plans. We made contributions of $29 million and $27 million to our pension and post-retirement defined benefit plans during 2021 and 2020, respectively. We currently anticipate making contributions to our pension and post-retirement defined benefit plans in the range of $19 million to $27 million during 2022, of which approximately $6 million is expected to be made in the first quarter.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

(in millions)	Pension	Other Benefits
2022	$39	$3
2023	39	3
2024	40	3
2025	41	3
2026	42	3
Years 2026 - 2030	218	12

Note 17. Share-Based Compensation Plans
Our share-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. In addition, members of our Board of Directors participate in our share-based compensation program in connection with their service on our board. Share-based awards issued to employees include non-qualified stock options, restricted stock unit awards and performance share unit awards. Under the 2011 Omnibus Incentive Plan, the number of shares initially available for awards was 18 million. As of December 31, 2021, there were approximately 4 million shares of common stock available for future grants.
Total share-based compensation costs recognized for 2021, 2020 and 2019 were $33 million, $26 million, and $29 million, respectively. The unamortized compensation expense at December 31, 2021 related to our stock options, restricted share units and performance share units was $7 million, $23 million and $13 million, respectively, and is expected to be recognized over a weighted average period of 1.7, 1.8 and 2.5 years, respectively.
The amount of cash received from the exercise of stock options was $19 million for 2021 with a tax benefit of $6 million realized associated with stock option exercises and vesting of restricted stock units. We classify as an operating activity the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock unit vestings.

Stock Option Grants
Options are awarded with a contractual term of 10 years and generally vest over a three-year period and are exercisable within the contractual term, except in certain instances of termination due to death, retirement, disability and other limited circumstances in accordance with the terms of the grant agreements. The exercise price per share is the fair market value of the underlying common stock on the date each option is granted. At December 31, 2021, there were options to purchase an aggregate of 1.8 million shares of common stock. The following is a summary of the changes in outstanding stock options for 2021:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	1,961	$56.08	6.3
Granted	262	102.61
Exercised	(371)	50.12
Forfeited and expired	(25)	84.72
Outstanding at December 31, 2021	1,827	$64.12	6.1	$102
Options exercisable at December 31, 2021	1,173	$52.69	4.8	$79
Vested and non-vested expected to vest as of December 31, 2021	1,778	$63.46	6.1	$100
The amount of non-vested options outstanding was 0.7 million, 0.7 million and 0.6 million at a weighted average grant date share price of $84.66, $74.00 and $69.30 as of December 31, 2021, 2020 and 2019, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2021, 2020 and 2019 was $27 million, $20 million and $15 million, respectively.
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions used for 2021, 2020, and 2019:

	2021	2020	2019
Dividend yield	1.10%	1.42%	1.30%
Volatility	26.29%	24.16%	24.10%
Risk-free interest rate	0.86%	0.83%	2.55%
Expected term (in years)	5.7	5.8	5.4
Weighted-average fair value per option	$23.26	$14.84	$17.04
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
Restricted Stock Unit Grants
Restricted stock units granted to employees vest over a three-year period. Prior to the time a restricted share becomes fully vested, the awardees cannot transfer, pledge or encumber such shares. Prior to the time a restricted share is fully vested, the awardees do not have certain rights of a stockholder, such as the right to vote and receive dividends; however, dividends accrue during the vesting period and are paid upon vesting. If an employee leaves prior to vesting, whether through resignation or termination for cause, the restricted stock unit and related accrued dividends are forfeited. If an employee retires, a pro-rata portion of the restricted stock unit may vest in accordance with the terms of the grant agreements. Restricted stock units granted to Board members become fully vested upon the day prior to the next annual meeting. The fair value of the restricted stock unit awards is determined using the closing price of our common stock on date of grant.

The following is a summary of the changes in outstanding restricted stock units for 2021:

	Share Units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2021	537	$74.62
Granted	230	105.77
Vested	(252)	74.61
Forfeited	(31)	87.52
Outstanding at December 31, 2021	484	$88.47
Performance Share Units
Performance share units granted under the long-term incentive plan vest based upon performance by the Company over a three-year period against targets approved by the Leadership Development & Compensation Committee of the Company's Board of Directors prior to the grant date. For the performance periods, the performance share units were granted at a target of 100% with actual payout contingent upon the achievement of a pre-set, three-year adjusted ROIC and cumulative adjusted net income performance target for ROIC performance share units and a relative TSR performance for TSR performance share units. The calculated compensation cost for ROIC performance share units is adjusted based on an estimate of awards ultimately expected to vest and our assessment of the probable outcome of the performance condition.
ROIC Performance Share Unit Grants
The fair value of the ROIC performance share unit awards is determined using the closing price of our common stock on date of grant.
The following is a summary of the changes in outstanding ROIC performance share units for 2021:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2021	182	$76.12
Granted	61	102.69
Forfeited	(66)	76.18
Outstanding at December 31, 2021	177	$84.84
(a) Represents an increase in the number of original ROIC performance share units awarded based on the final performance criteria achievement at the end of the performance period of such awards.
TSR Performance Share Unit Grants
The following is a summary of the changes in outstanding TSR performance share units for 2021:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2021	182	$96.98
Granted	61	117.56
Adjustment for Market Condition Achieved (a)	35	98.79
Vested	(93)	98.79
Forfeited	(8)	103.34
Outstanding at December 31, 2021	177	$102.96
(a) Represents an increase in the number of original TSR performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.

The fair value of TSR performance share units were calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The following are weighted-average key assumptions for 2021 grants.

	2021	2020	2019
Volatility	33.5%	22.6%	20.9%
Risk-free interest rate	0.24%	1.08%	2.52%

ESG Performance Share Unit Grants
During the first quarter of 2021, we issued a special grant of less than 0.1 million ESG performance share units. The shares will vest on March 1, 2026 based on our performance as of December 31, 2025 against certain of the Company's 2025 sustainability goals.

Note 18. Capital Stock

The Company has the authority to issue an aggregate of 750 million shares of common stock having a par value of $0.01 per share. The stockholders of Xylem common stock are entitled to receive dividends as declared by the Xylem Board of Directors. Dividends declared were $1.12, $1.04 and $0.96 during 2021, 2020 and 2019, respectively.

The changes in shares of common stock outstanding for the three years ended December 31 are as follows:

(share units in thousands)	2021	2020	2019
Beginning Balance, January 1	180,354	180,140	179,724
Stock incentive plan net activity	716	986	952
Repurchase of common stock	(678)	(772)	(536)
Ending Balance, December 31	180,392	180,354	180,140

For the years ended December 31, 2021 and December 31, 2020 the Company repurchased 0.7 million shares of common stock for $68 million and repurchased 0.8 million shares of common stock for $61 million, respectively. Repurchases include both share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The detail of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. For the year ended December 31, 2021 we repurchased 0.6 million shares for $60 million. For the year ended December 31, 2020 we repurchased 0.7 million shares for $50 million. There are up to $228 million in shares that may still be purchased under this plan as of December 31, 2021.
Aside from the aforementioned repurchase programs, we repurchased 0.1 million and 0.1 million shares for $8 million and $11 million during 2021 and 2020, respectively, in relation to settlement of employee income tax withholding obligations due as a result of the vesting of restricted stock units. These repurchases are included in the stock incentive plan net activity in the above table.

Note 19. Accumulated Other Comprehensive Loss

The following table provides the components of accumulated other comprehensive loss for 2021, 2020 and 2019:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2019	$(121)	$(214)	$(1)	$(336)
Foreign currency translation adjustment	27			27
Income tax impact on foreign currency translation adjustment	(9)			(9)
Changes in post-retirement benefit plans		(83)		(83)
Settlement charge released into other non-operating income (expense), net		9		9
Foreign currency translation adjustment for post-retirement benefit plans		(3)		(3)
Income tax expense on changes in post-retirement benefit plans, including settlement		16		16
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net		8		8
Income tax impact on amortization of post-retirement benefit plan items		(2)		(2)
Unrealized loss on derivative hedge agreements			(14)	(14)
Reclassification of unrealized loss on foreign exchange agreements into revenue			7	7
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue			5	5
Balance at December 31, 2019	$(103)	$(269)	$(3)	$(375)
Foreign currency translation adjustment	(22)			(22)
Income tax impact on foreign currency translation adjustment	39			39
Changes in post-retirement benefit plans		(73)		(73)
Foreign currency translation adjustment for post-retirement benefit plans		(19)		(19)
Income tax expense on changes in post-retirement benefit plans		18		18
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net		16		16
Income tax impact on amortization of post-retirement benefit plan items		(3)		(3)
Unrealized loss on derivative hedge agreements			9	9
Reclassification of unrealized gain on foreign exchange agreements into revenue			(4)	(4)
Reclassification of unrealized (gain) loss on foreign exchange agreements into cost of revenue			1	1
Balance at December 31, 2020	$(86)	$(330)	$3	$(413)
Foreign currency translation adjustment	20			20
Income tax impact on foreign currency translation adjustment	(35)			(35)

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Changes in post-retirement benefit plans		51		51
Foreign currency translation adjustment for post-retirement benefit plans		11		11
Income tax expense on changes in post-retirement benefit plans		(15)		(15)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net		20		20
Income tax impact on amortization of post-retirement benefit plan items		(5)		(5)
Unrealized gain on derivative hedge agreements			(10)	(10)
Tax on unrealized gain on derivative hedge agreements			1	1
Reclassification of unrealized gain on foreign exchange agreements into revenue			4	4
Balance at December 31, 2021	$(101)	$(268)	$(2)	$(371)

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
We have estimated and accrued $4 million and $6 million as of December 31, 2021 and 2020, respectively, for these general legal matters.
Indemnifications
As part of our 2011 spin-off from our former parent, ITT, Exelis Inc. (acquired by Harris Corporation, now L3Harris Technologies, Inc.) and Xylem will indemnify, defend and hold harmless each of the other parties with respect to such parties’ assumed or retained liabilities under the Distribution Agreement and breaches of the Distribution Agreement or related spin agreements. ITT's indemnification obligations include asserted and unasserted asbestos and silica liability claims that relate to the presence or alleged presence of asbestos or silica in products manufactured, repaired or sold prior to October 31, 2011, the Distribution Date, subject to limited exceptions with respect to certain employee claims, or in the structure or material of any building or facility, subject to exceptions with respect to employee claims relating to Xylem buildings or facilities. The indemnification associated with pending and future asbestos claims does not expire. Xylem has not recorded a liability for material matters for which we expect to be indemnified by the former parent or Exelis Inc. through the Distribution Agreement and we are not aware of any claims or other circumstances that would give rise to material payments from us under such indemnifications.
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of December 31, 2021 and December 31, 2020, the amount of surety bonds, bank guarantees, insurance letters of credit and stand-by letters of credit was $415 million and $378 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $3 million as of December 31, 2021 and 2020 for environmental matters.
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
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. Warranty expense was $27 million, $57 million, and $25 million for 2021, 2020 and 2019, respectively. The table below provides changes in the combined current and non-current product warranty accruals over each period.

(in millions)	2021	2020	2019
Warranty accrual – January 1	$65	$41	$60
Net charges for product warranties in the period	27	57	25
Settlement of warranty claims	(32)	(34)	(42)
Foreign currency and other	(3)	1	(2)
Warranty accrual – December 31	$57	$65	$41

Note 21. Related Party Transactions
Sales to and purchases from unconsolidated entities for 2021, 2020 and 2019 are as follows:

(in millions)	2021	2020	2019
Sales to unconsolidated affiliates	$1	$10	$10
Purchases from unconsolidated affiliates	18	16	22

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1, "Summary of Significant Accounting Policies"). The following tables contain financial information for each reportable segment:

	Year Ended December 31,
(in millions)	2021	2020	2019
Revenue:
Water Infrastructure	$2,247	$2,079	$2,177
Applied Water	1,613	1,434	1,541
Measurement & Control Solutions	1,335	1,363	1,531
Total	$5,195	$4,876	$5,249
Operating income:
Water Infrastructure	$387	$318	$365
Applied Water	240	205	241
Measurement & Control Solutions	12	(106)	(67)
Corporate and other	(54)	(50)	(53)
Total operating income	585	367	486
Interest expense	76	77	67
Other non-operating (expense) income, net	—	(5)	(4)
Gain on sale of businesses	2	—	1
Income before taxes	$511	$285	$416
Depreciation and amortization:
Water Infrastructure	$51	$57	$61
Applied Water	22	24	24
Measurement & Control Solutions	145	142	144
Regional selling locations (a)	20	20	18
Corporate and other	7	8	10
Total	$245	$251	$257
Capital expenditures:
Water Infrastructure	$74	$48	$79
Applied Water	22	18	19
Measurement & Control Solutions	79	90	100
Regional selling locations (b)	25	22	19
Corporate and other	8	5	9
Total	$208	$183	$226
(a)    Depreciation and amortization expense incurred by the Regional selling locations was included in an overall allocation of Regional selling location costs to the segments; however, a certain portion of that expense was not specifically identified to a segment. That expense is captured in this Regional selling location line.
(b)    Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.

The following table illustrates revenue by product category, net of intercompany revenue:

	Year Ended December 31,
(in millions)	2021	2020	2019
Pumps, accessories, parts and service	$3,442	$3,120	$3,324
Other (a)	1,753	1,756	1,925
Total	$5,195	$4,876	$5,249
(a)Other includes treatment equipment, analytical instrumentation, heat exchangers, valves, controls and smart meters.
The following table contains the total assets for each reportable segment as of December 31, 2021, 2020 and 2019:

	Total Assets
(in millions)	2021	2020	2019
Water Infrastructure	$1,289	$1,255	$1,268
Applied Water	1,093	1,005	1,016
Measurement & Control Solutions	3,198	3,345	3,497
Regional selling locations (a)	1,503	1,413	1,375
Corporate and other (b)	1,193	1,732	554
Total	$8,276	$8,750	$7,710
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
Geographical Information
Revenue is attributed to countries based upon the location of the customer. Property, Plant & Equipment is attributed to countries based upon the location of the assets:

	Revenue
	Year Ended December 31,
(in millions)	2021	2020	2019
United States	$2,280	$2,297	$2,554
Western Europe	1,414	1,259	1,235
Emerging Markets	1,066	919	1,049
Other	435	401	411
Total	$5,195	$4,876	$5,249

	Property, Plant & Equipment
	December 31,
(in millions)	2021	2020	2019
United States	$251	$253	$274
Western Europe	231	235	206
Emerging Markets	132	139	143
Other	30	30	35
Total	$644	$657	$658

Note 23. Valuation and Qualifying Accounts
The table below provides changes in the allowance for credit losses over each period:

(in millions)	2021	2020	2019
Balance at beginning of year	$38	$25	$25
Additions charged to expense	2	25	3
Deductions/other	(5)	(12)	(3)
Balance at end of year	$35	$38	$25

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the Company, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2021 pursuant to Rule 13a-15(b) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the year ended December 31, 2021 were effective, in all material respects, and designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

The Company's management, including the CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (2013). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment, the Company's management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears following Item 9C of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Xylem Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Xylem Inc. and subsidiaries (the "Company") as of
December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.

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
February 25, 2022

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”) under the captions “Proposal 1 - Election of Directors,” "Board Composition and Refreshment," "Board Committees - Audit Committee," and "Audit Committee Report."
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
We have also adopted a written Code of Conduct which is applicable to all of our directors, officers and employees, including the Company’s CEO and CFO and other executive officers identified pursuant to this Item 10. In accordance with the SEC’s rules and regulations, a copy of the Code of Conduct has been posted to our website and it is also available to any shareholder who requests a copy from the Company's Corporate Secretary at our Principal Executive Offices. We intend to disclose any amendments to our Code of Conduct and any waivers of the Code of Conduct on our website at www.xylem.com within four business days following the date of the amendment or waiver.

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information in our 2022 Proxy Statement set forth under captions “Compensation Discussion and Analysis," "Director Compensation," "Board Committees - Leadership Development and Compensation Committee" and “Leadership Development and Compensation Committee Report.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the information in our 2022 Proxy Statement set forth under the captions “Stock Ownership - Certain Beneficial Owners," "Stock Ownership - Directors and Named Executive Officers" and "Equity Compensation Plan Information."

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the information in our 2022 Proxy Statement set forth under the captions "Corporate Governance - Director Independence" and “Corporate Governance Policies and Practices - Related Party Transactions.”

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the information in our 2022 Proxy Statement set forth under the captions “Proposal 2 - Fees of Audit and Other Services” and "Proposal 2 - Pre-Approval of Audit and Non-Audit Services."

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.
	(2)	Financial Statement Schedules — All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	(3)	Exhibits — See exhibits listed under Part (b) below.
EXHIBIT INDEX

Exhibit Number	Description	Location

2.1	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

3.1	Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2	Fourth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.2 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

4.1	Description of securities registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.10 of Xylem Inc.’s Form 10-K Annual Report filed on February 28, 2020 (CIK No. 1524472, File No. 1-35229).

4.2	Indenture, dated as of September 20, 2011, between Xylem Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 of ITT Corporation’s Form 8-K filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

4.3	Senior Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.4	First Supplemental Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.2 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229)

4.5	Second Supplemental Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.3 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.6	Third Supplemental Indenture, dated October 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.7	Fourth Supplemental Indenture, dated June 26, 2020, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on June 26, 2020 (CIK No. 1524472, File No. 1-35229

4.8	Form of Xylem Inc. 2.250% Senior Notes due 2023.	Incorporated by reference to Exhibit 4.3 of Xylem Inc.’s Form 8-K dated March 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.9	Form of Xylem Inc. 3.250% Senior Notes due 2026.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

Exhibit Number		Description	Location
4.10		Form of 1.950% Senior Notes due 2028.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on June 26, 2020 (CIK 1524472, File No. 1-35229)

4.11		Form of 2.250% Senior Notes due 2031.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on June 26, 2020 (CIK 1524472, File No. 1-35229)

4.12		Form of Xylem Inc. 4.375% Senior Notes due 2046.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

10.1		Tax Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.3 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

10.2	#	Xylem 2011 Omnibus Incentive Plan (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.6 of Xylem Inc.'s Form 10-K Annual Report filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

10.3	#	Xylem Retirement Savings Plan.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q Quarterly Report filed on July 30, 2013 (CIK No. 1524472, File No. 1-35229).

10.4	#	Xylem Supplemental Retirement Savings Plan.	Incorporated by reference to Exhibit 10.11 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

10.5	#	Xylem Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.12 of Xylem Inc.'s Form 10-K Annual Report filed on February 23, 2017 (CIK No. 1524472, File No. 1-35229).

10.6	#	Xylem Annual Incentive Plan for the Senior Leadership Team (formally "Annual Incentive Plan for Executive Officers") restated, with administrative changes only, on August 11, 2020	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q Quarterly Report filed on October 29, 2020 (CIK No. 1524472, File No. 1-35229).

10.7	#	Xylem Special Senior Executive Severance Pay Plan (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.15 of Xylem Inc.'s Form 10-K Annual Report filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

10.8	#	Xylem Senior Executive Severance Pay Plan (Amended as of May 10, 2017).	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q Quarterly Report filed on August 1, 2017 (CIK No. 1524472, File No. 1-35229).

10.9	#	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (2015).	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-K Annual Report filed on February 26, 2015 (CIK No. 1524472, File No. 1-35229).

10.10	#	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (2013).	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q Quarterly Report filed on April 30, 2013 (CIK No. 1524472, File No. 1-35229).

10.11	#	Form of Xylem Non-Qualified Stock Option Award Agreement (Amended as of February 24, 2016).	Incorporated by reference to Exhibit 10.7 of Xylem Inc.'s Form 10-K Annual Report filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

10.12	#	Form of Xylem Restricted Stock Unit Agreement (Amended as of February 21, 2018).	Incorporated by reference to Exhibit 10.31 of Xylem Inc.'s Form 10-K Annual Report filed on February 23, 2018 (CIK No. 1524472, File No. 1-35229).

10.13	#	Form of Xylem Performance Share Unit Agreement (Amended as of February 21, 2018).	Incorporated by reference to Exhibit 10.32 of Xylem Inc.'s Form 10-K Annual Report filed on February 23, 2018 (CIK No. 1524472, File No. 1-35229).

10.14	#	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (2021).	Incorporated by reference to Exhibit 10.3 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2021 (CIK No. 1524472, File No. 1-35229).

Exhibit Number		Description	Location
10.15	#	Form of 2011 Omnibus Incentive Plan Performance Share Unit Agreement (2021).	Incorporated by reference to Exhibit 10.4 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2021 (CIK No. 1524472, File No. 1-35229).

10.16	#	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement (2021).	Incorporated by reference to Exhibit 10.5 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2021 (CIK No. 1524472, File No. 1-35229).

10.17	#	Form of 2011 Omnibus Incentive Plan ESG Performance Share Unit Agreement (2021).	Incorporated by reference to Exhibit 10.6 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2021 (CIK No. 1524472, File No. 1-35229).

10.18	#	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement for Certain Executives and Executive Officers as Approved by the Leadership Development & Compensation Committee	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q Quarterly Report filed on August 3, 2021 (CIK No. 1524472, File No. 1-35229).

10.19	#	Xylem Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit 10.13 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

10.20	#	Form of Non-Employee Director Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q Quarterly Report filed on July 30, 2015 (CIK No. 1524472, File No. 1-35229).

10.21	#	Form of Director’s Indemnification Agreement restated, with administrative changes only, on November 12, 2020.	Incorporated by reference to Exhibit 10.20 of Xylem Inc.’s Form 10-K Annual Report filed on February 26, 2021 (CIK No. 1524472, File No. 1-35229).

10.22	#	Letter Agreement between Xylem Inc. and Patrick K. Decker.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q Quarterly Report filed on April 29, 2014 (CIK No. 1524472, File No. 1-35229).

10.23	#	Letter Agreement between Xylem Inc. and Claudia S. Toussaint.	Incorporated by reference to Exhibit 10.23 of Xylem Inc.’s Form 10-K Annual Report filed on February 26, 2021 (CIK No. 1524472, File No. 1-35229).

10.24	#	Letter Agreement between Xylem Inc. and Sandra E. Rowland.	Incorporated by reference to Exhibit 10.24 of Xylem Inc.’s Form 10-K Annual Report filed on February 26, 2021 (CIK No. 1524472, File No. 1-35229).

10.25	#	Letter Agreement between Xylem Inc. and Matthew Pine.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2021 (CIK No. 1524472, File No. 1-35229).

10.26	#	Individual Employment Contract between Xylem Europe GmbH and Hayati Yarkadas.	Incorporated by reference to Exhibit 10.2 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2021 (CIK No. 1524472, File No. 1-35229).

10.27		Five-Year Revolving Credit Facility Agreement, dated as of March 5, 2019 among Xylem Inc. and the Lenders party thereto.	Incorporated by reference to Exhibit 10.34 of Xylem Inc.’s Form 8-K filed on March 5, 2019 (CIK No. 1524472, File No. 1-35229).

10.28		Amendment No. 1, dated June 22, 2020, to the Five-Year Revolving Credit Facility Agreement, dated as of March 5, 2019, each among Xylem Inc. and Citibank, N.A., as administrative agent	Incorporated by reference to Exhibit 10.34.1 of Xylem Inc.’s Form 8-K filed on June 23, 2020 (CIK No. 1524472, File No. 1-35229).

21.0		Subsidiaries of the Registrant.	Filed herewith.

23.1		Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit Number	Description	Location
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

101.0	The following materials from Xylem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholder's Equity
	and (vi) Notes to Consolidated Financial Statements.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
104.0	The cover page from Xylem Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.0.
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
February 25, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 25, 2022	/s/ Patrick K. Decker
Patrick K. Decker
President and Chief Executive Officer
(Principal Executive Officer)

February 25, 2022	/s/ Sandra E. Rowland
Sandra E. Rowland
Senior Vice President and Chief Financial Officer

February 25, 2022	/s/ Geri McShane
Geri McShane
Vice President, Controller and Chief Accounting Officer

February 25, 2022	/s/ Robert F. Friel
Robert F. Friel, Board Chair

February 25, 2022	/s/ Jeanne Beliveau-Dunn
Jeanne Beliveau-Dunn, Director

February 25, 2022	/s/ Jorge M. Gomez
Jorge M. Gomez, Director

February 25, 2022	/s/ Victoria D. Harker
Victoria D. Harker, Director

February 25, 2022	/s/ Steven R. Loranger
Steven R. Loranger, Director

February 25, 2022	/s/ Surya N. Mohapatra
Surya N. Mohapatra, Director

February 25, 2022	/s/ Mark D. Morelli
Mark D. Morelli, Director

February 25, 2022	/s/ Jerome A. Peribere
Jerome A. Peribere, Director

February 25, 2022	/s/ Markos I. Tambakeras
Markos I. Tambakeras, Director

February 25, 2022	/s/ Lila Tretikov
Lila Tretikov, Director

February 25, 2022	/s/ Uday Yadav
Uday Yadav, Director