Form 10-Q
period 2022-03-31
Xylem Inc.
filed 2022-05-04
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of April 29, 2022, there were 180,092,712 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

For the three months ended March 31,	2022	2021
Revenue	$1,272	$1,256
Cost of revenue	805	766
Gross profit	467	490
Selling, general and administrative expenses	304	301
Research and development expenses	52	50
Restructuring and asset impairment charges	—	6
Operating income	111	133
Interest expense	13	21
Other non-operating (expense) income, net	(1)	2
Gain from sale of business	1	—
Income before taxes	98	114
Income tax expense	16	27
Net income	$82	$87
Earnings per share:
Basic	$0.45	$0.49
Diluted	$0.45	$0.48
Weighted average number of shares:
Basic	180.2	180.3
Diluted	181.0	181.5
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

For the three months ended March 31,	2022	2021
Net income	$82	$87
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	(3)	10
Net change in derivative hedge agreements:
Unrealized gain (loss)	(6)	(11)
Amount of loss (gain) reclassified into net income	2	(3)
Net change in post-retirement benefit plans:
Amortization of prior service credit	—	(1)
Amortization of net actuarial loss into net income	4	6
Other comprehensive income (loss), before tax	(3)	1
Income tax expense (benefit) related to items of other comprehensive income (loss)	3	14
Other comprehensive income (loss), net of tax	(6)	(13)
Comprehensive income	$76	$74

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$1,117	$1,349
Receivables, less allowances for discounts, returns and credit losses of $37 and $44 in 2022 and 2021, respectively	1,011	953
Inventories	804	700
Prepaid and other current assets	186	158
Total current assets	3,118	3,160
Property, plant and equipment, net	636	644
Goodwill	2,782	2,792
Other intangible assets, net	1,002	1,016
Other non-current assets	681	664
Total assets	$8,219	$8,276
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$652	$639
Accrued and other current liabilities	713	752
Short-term borrowings and current maturities of long-term debt	555	—
Total current liabilities	1,920	1,391
Long-term debt	1,878	2,440
Accrued post-retirement benefits	432	438
Deferred income tax liabilities	283	287
Other non-current accrued liabilities	500	494
Total liabilities	5,013	5,050
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 195.9 shares and 195.6 shares in 2022 and 2021, respectively	2	2
Capital in excess of par value	2,099	2,089
Retained earnings	2,181	2,154
Treasury stock – at cost 15.8 shares and 15.2 shares in 2022 and 2021, respectively	(707)	(656)
Accumulated other comprehensive loss	(377)	(371)
Total stockholders’ equity	3,198	3,218
Non-controlling interests	8	8
Total equity	3,206	3,226
Total liabilities and stockholders’ equity	$8,219	$8,276

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

For the three months ended March 31,	2022	2021
Operating Activities
Net income	$82	$87
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28	30
Amortization	30	32
Share-based compensation	9	9
Restructuring and asset impairment charges	—	6
Gain from sale of business	(1)	—
Other, net	3	2
Payments for restructuring	(3)	(12)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(64)	(42)
Changes in inventories	(106)	(46)
Changes in accounts payable	20	(29)
Other, net	(79)	(63)
Net Cash – Operating activities	(81)	(26)
Investing Activities
Capital expenditures	(49)	(39)
Proceeds from sale of business	1	—
Proceeds from the sale of property, plant and equipment	1	1
Cash received from investments	4	—
Cash paid for investments	(6)	—
Other, net	6	7
Net Cash – Investing activities	(43)	(31)
Financing Activities
Repurchase of common stock	(51)	(67)
Proceeds from exercise of employee stock options	1	3
Dividends paid	(55)	(51)
Other, net	(1)	—
Net Cash – Financing activities	(106)	(115)
Effect of exchange rate changes on cash	(2)	(15)
Net change in cash and cash equivalents	(232)	(187)
Cash and cash equivalents at beginning of year	1,349	1,875
Cash and cash equivalents at end of period	$1,117	$1,688
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$23	$41
Income taxes (net of refunds received)	$15	$28

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
The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) considered necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Annual Report") in preparing these unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our 2021 Annual Report.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, post-retirement obligations and assets, revenue recognition, income taxes, valuation of intangible assets, goodwill and indefinite-lived intangible impairment testing and contingent liabilities. Actual results could differ from these estimates. The global outbreak of the novel coronavirus ("COVID-19") disease in March 2020, declared a pandemic by the World Health Organization, has created significant global volatility, uncertainty and macroeconomic disruption. The COVID-19 pandemic also has caused increased uncertainty in estimates and assumptions affecting the condensed consolidated financial statements. Actual results could differ from these estimates.
Our quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the fourth quarter which ends on December 31. For ease of presentation, the condensed consolidated financial statements included herein are described as ending on the last day of the calendar quarter.

Note 2. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Revenue from contracts with customers	$1,222	$1,211
Lease Revenue	50	45
Total	$1,272	$1,256

The following table reflects revenue from contracts with customers by application.

	Three Months Ended
	March 31,
(in millions)	2022	2021
Water Infrastructure
Transport	$393	$370
Treatment	90	94

Applied Water*
Commercial Building Services	161	148
Residential Building Services	73	64
Industrial Water	191	181

Measurement & Control Solutions
Water	265	283
Energy	49	71

Total	$1,222	$1,211
*Items in the prior year footnote disclosures for Applied Water were reclassified to conform to the current classification.

The following table reflects revenue from contracts with customers by geographical region.

	Three Months Ended
	March 31,
(in millions)	2022	2021
Water Infrastructure
United States	$147	$123
Western Europe	186	173
Emerging Markets (a)	101	122
Other	49	46

Applied Water
United States	221	194
Western Europe	94	92
Emerging Markets (a)	80	78
Other	30	29

Measurement & Control Solutions
United States	181	213
Western Europe	69	74
Emerging Markets (a)	44	46
Other	20	21

Total	$1,222	$1,211

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

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2022	$125	$164
Additions, net	34	62
Revenue recognized from opening balance	—	(50)
Billings transferred to accounts receivable	(39)
Other	(2)	(1)
Balance at March 31, 2022	$118	$175

Balance at January 1, 2021	$117	$166
Additions, net	43	67
Revenue recognized from opening balance	—	(71)
Billings transferred to accounts receivable	(50)	—
Other	(1)	—
Balance at March 31, 2021	$109	$162
(a)Excludes receivable balances, which are disclosed on the Condensed Consolidated Balance Sheets

Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of March 31, 2022, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $379 million. We expect to recognize the majority of revenue upon the completion of satisfying these performance obligations in the following 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 3. Restructuring and Asset Impairment Charges
Restructuring
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position itself. During the three months ended March 31, 2022, we incurred restructuring charges that were less than $1 million.
During the three months ended March 31, 2021, we recognized restructuring charges of $5 million of which $4 million relates to actions previously announced in 2020 arising as a result of the COVID-19 pandemic. These charges included reduction of headcount across all segments and asset impairments within our Measurement & Control Solutions segment.

The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended
	March 31,
(in millions)	2022	2021
By component:
Severance and other charges	$—	$4
Asset impairment	—	1
Total restructuring charges	$—	$5
Asset impairment charges	—	1
Total restructuring and asset impairment charges	$—	$6

By segment:
Water Infrastructure	$—	$4
Applied Water	—	1
Measurement & Control Solutions	—	1
The following table displays a roll-forward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within "Accrued and other current liabilities" and "Other non-current accrued liabilities", for the three months ended March 31, 2022 and 2021:

(in millions)	2022	2021
Restructuring accruals - January 1	$7	$29
Restructuring charges, net	—	5
Cash payments	(3)	(12)
Asset impairment	—	(1)
Restructuring accruals - March 31	$4	$21

By segment:
Water Infrastructure	$—	$2
Applied Water	—	1
Measurement & Control Solutions	3	14
Regional selling locations (a)	1	4
Corporate and other	—	—
(a)Regional selling locations consist primarily of selling and marketing organizations and related support services that incurred restructuring expense that was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.
The following table presents expected restructuring spend in 2022 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total

Actions Commenced in 2021:
Total expected costs	$4	$—	$1	$—	$5
Costs incurred during 2021	3	—	—	—	3
Costs incurred during Q1 2022	—	—	—	—	—
Total expected costs remaining	$1	$—	$1	$—	$2

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
The income tax provision for the three months ended March 31, 2022 was $16 million resulting in an effective tax rate of 16.4%, compared to a $27 million expense resulting in an effective tax rate of 23.3% for the same period in 2021. The effective tax rate for the three-month period ended March 31, 2022 was lower than the U.S. federal statutory rate primarily due to favorable earnings mix and tax settlement benefits, partially offset by the Global Intangible Low Taxed Income ("GILTI") inclusion.
Unrecognized Tax Benefits
During 2019, Xylem’s Swedish subsidiary received a tax assessment for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. The assessment asserts an aggregate amount of approximately $80 million for tax, penalties and interest. Xylem filed an appeal with the Administrative Court of Stockholm. Management, in consultation with external legal advisors, believes it is more likely than not that Xylem will prevail on the proposed assessment and is vigorously defending our position through litigation; however, there can be no assurance that any final determination by the authorities will not be materially different than our position. As of March 31, 2022, we have not recorded any unrecognized tax benefits related to this uncertain tax position.

Note 5. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended
	March 31,
	2022	2021
Net income (in millions)	$82	$87
Shares (in thousands):
Weighted average common shares outstanding	180,205	180,252
Add: Participating securities (a)	26	15
Weighted average common shares outstanding — Basic	180,231	180,267
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	587	794
Dilutive effect of restricted stock units and performance share units	203	413
Weighted average common shares outstanding — Diluted	181,021	181,474
Basic earnings per share	$0.45	$0.49
Diluted earnings per share	$0.45	$0.48
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

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Stock options	1,335	1,249
Restricted stock units	330	285
Performance share units	233	352

Note 6. Inventories
The components of total inventories are summarized as follows:

(in millions)	March 31, 2022	December 31, 2021
Finished goods	$282	$236
Work in process	71	58
Raw materials	451	406
Total inventories	$804	$700

Note 7. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2022 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Balance as of January 1, 2022	$656	$515	$1,621	$2,792
Activity in 2022
Foreign currency and other	(3)	(2)	(5)	(10)
Balance as of March 31, 2022	$653	$513	$1,616	$2,782

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	March 31, 2022			December 31, 2021
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$927	$(468)	$459	$929	$(456)	$473
Proprietary technology and patents	201	(144)	57	201	(142)	59
Trademarks	141	(75)	66	141	(72)	69
Software	564	(314)	250	548	(303)	245
Other	21	(18)	3	21	(18)	3
Indefinite-lived intangibles	167	—	167	167	—	167
Other Intangibles	$2,021	$(1,019)	$1,002	$2,007	$(991)	$1,016
Amortization expense related to finite-lived intangible assets was $30 million and $32 million for the three-month periods ended March 31, 2022 and 2021, respectively.

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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $457 million and $301 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, sell Canadian Dollar and purchase Euro, purchase U.S. Dollar and sell Canadian Dollar, sell Australian Dollar and purchase Euro, and to purchase Polish Zloty and sell Euro. The purchased notional amounts associated with these currency derivatives are $186 million, $140 million, $49 million, $23 million, $22 million, $20 million and $17 million, respectively. As of December 31, 2021 the purchased notional amounts associated with these currency derivatives are $130 million, $88 million, $31 million, $14 million, $14 million, $13 million and $11 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross-Currency Swaps
Beginning in 2015, we entered into cross-currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019 and third quarter of 2020 we entered into additional cross-currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $1,135 million and $1,151 million as of March 31, 2022 and December 31, 2021, respectively.

Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. We designated the entirety of the outstanding balance, or $556 million and $563 million as of March 31, 2022 and December 31, 2021, respectively, net of unamortized discount, as a hedge of a net investment in certain foreign subsidiaries.
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) recognized in OCI	$(6)	$(11)
Amount of loss (gain) reclassified from OCI into revenue	2	(2)
Amount of (gain) reclassified from OCI into cost of revenue	—	(1)

Net Investment Hedges
Cross-Currency Swaps
Amount of gain recognized in OCI	$1	$30
Amount of income recognized in Interest Expense	6	5
Foreign Currency Denominated Debt
Amount of gain recognized in OCI	$8	$26
As of March 31, 2022, $7 million of net losses on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of March 31, 2022, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our derivative contracts currently included in our hedging program were as follows:

(in millions)	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Other current assets	$1	$—
Net Investment Hedges
Other non-current assets	$5	$8
Liabilities
Cash Flow Hedges
Other current liabilities	$(6)	$(1)
Net Investment Hedges
Other non-current accrued liabilities	$(22)	$(26)
The fair value of our long-term debt, due in 2023, designated as a net investment hedge was $564 million and $577 million as of March 31, 2022 and December 31, 2021, respectively.

Note 9. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

(in millions)	March 31, 2022	December 31, 2021
Compensation and other employee-benefits	$216	$273
Customer-related liabilities	197	186
Accrued taxes	89	86
Lease liabilities	73	69
Accrued warranty costs	38	40
Other accrued liabilities	100	98
Total accrued and other current liabilities	$713	$752

Note 10. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	March 31, 2022	December 31, 2021
2.250% Senior Notes due 2023 (a)	557	564
3.250% Senior Notes due 2026 (a)	500	500
1.950% Senior Notes due 2028 (a)	500	500
2.250% Senior Notes due 2031 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Debt issuance costs and unamortized discount (b)	(24)	(24)
Total debt	2,433	2,440
Less: short-term borrowings and current maturities of long-term debt	555	—
Total long-term debt	$1,878	$2,440
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2023 was $564 million and $577 million as of March 31, 2022 and December 31, 2021, respectively. The fair value of our Senior Notes due 2026 was $499 million and $537 million as of March 31, 2022 and December 31, 2021 respectively. The fair value of our Senior Notes due 2028 was $463 million and $497 million as of March 31, 2022 and December 31, 2021, respectively. The fair value of our Senior Notes due 2031 was $454 million and $496 million as of March 31, 2022 and December 31, 2021, respectively. The fair value of our Senior Notes due 2046 was $413 million and $481 million as of March 31, 2022 and December 31, 2021, respectively.
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

Interest on the Green Bond is payable on January 30 and July 30 of each year. As of March 31, 2022, we are in compliance with all covenants for the Green Bond.
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
Interest on the Senior Notes due 2021 is payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of March 31, 2022, we are in compliance with all covenants for the Senior Notes.
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
The 2019 Credit Facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio (or maximum leverage ratio), which will be based on the last four fiscal quarters; and in addition contains a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2019 Credit Facility also contains customary events of default. Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2019 Credit Facility, subject to certain requirements and conditions set forth in the 2019 Credit Facility. As of March 31, 2022, the 2019 Credit Facility was undrawn and we are in compliance with all revolver covenants.

Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $800 million inclusive of the 2019 Credit Facility. As of March 31, 2022 and December 31, 2021, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.
Euro Commercial Paper Program
On June 3, 2019, Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $557 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of March 31, 2022 and December 31, 2021, none of the Company's Euro commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.

Note 11. Post-retirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Domestic defined benefit pension plans:
Service cost	$1	$1
Interest cost	1	1
Expected return on plan assets	(2)	(2)
Amortization of net actuarial loss	1	1
Net periodic benefit cost	$1	$1
International defined benefit pension plans:
Service cost	$3	$4
Interest cost	4	3
Expected return on plan assets	(4)	(4)
Amortization of net actuarial loss	3	4
Net periodic benefit cost	$6	$7
Total net periodic benefit cost	$7	$8
The components of net periodic benefit cost, other than the service cost component, are included in the line item "Other non-operating expense, net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other post-retirement employee benefit plans was less than $1 million, including net credits recognized into other comprehensive income of less than $1 million, for both the three months ended March 31, 2022 and 2021, respectively.
We contributed $5 million and $6 million to our defined benefit plans during the three months ended March 31, 2022 and 2021, respectively. Additional contributions ranging between approximately $11 million and $19 million are expected to be made during the remainder of 2022.
During the first quarter of 2020, the Company purchased a bulk annuity policy with an insurance company for its largest defined benefit plan in the U.K., as a plan asset, to facilitate the termination and buy-out of the plan. The bulk annuity fully insures the benefits payable to the participants of the plan until a full buy-out of the plan can be executed, which is expected to occur in mid-2022.

Note 12. Equity
The following table shows the changes in stockholders' equity for the three months ended March 31, 2022:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2022	$2	$2,089	$2,154	$(371)	$(656)	$8	$3,226
Net income	—	—	82	—	—	—	82
Other comprehensive loss, net	—	—	—	(6)	—	—	(6)
Dividends declared ($0.30 per share)	—	—	(55)	—	—	—	(55)
Stock incentive plan activity	—	10	—	—	(6)	—	4
Repurchase of common stock	—	—	—	—	(45)	—	(45)
Balance at March 31, 2022	$2	$2,099	$2,181	$(377)	$(707)	$8	$3,206
The following table shows the changes in stockholders' equity for the three months ended March 31, 2021:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2021	$2	$2,037	$1,930	$(413)	$(588)	$8	$2,976
Other	—	—	—	—	—	1	1
Net income	—	—	87	—	—	—	87
Other comprehensive loss, net	—	—	—	(13)	—	—	(13)
Dividends declared ($0.28 per share)	—	—	(50)	—	—	—	(50)
Stock incentive plan activity	—	12	—	—	(7)	—	5
Repurchase of common stock	—	—	—	—	(60)	—	(60)
Balance at March 31, 2021	$2	$2,049	$1,967	$(426)	$(655)	$9	$2,946

Note 13. Share-Based Compensation Plans
Share-based compensation expense was $9 million during both the three months ended March 31, 2022 and 2021. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $10 million, $38 million and $20 million, respectively, at March 31, 2022 and is expected to be recognized over a weighted average period of 2.2, 2.3 and 2.6 years, respectively. The amount of cash received from the exercise of stock options was $1 million and $3 million for the three months ended March 31, 2022 and 2021, respectively.
Stock Option Grants
The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2022:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2022	1,827	$64.12	6.1	102
Granted	306	86.76
Exercised	(12)	42.35
Forfeited and expired	(7)	88.93
Outstanding at March 31, 2022	2,114	$67.44	6.5	$44
Options exercisable at March 31, 2022	1,425	$58.69	5.2	$41
Vested and expected to vest as of March 31, 2022	2,022	$66.52	6.3	$44
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the three months ended March 31, 2022 was $0.6 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2022 grants:

Volatility	26.20%
Risk-free interest rate	1.59%
Dividend yield	1.38%
Expected term (in years)	5.6
Weighted-average fair value / share	$19.86
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

Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the three months ended March 31, 2022. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2022	484	$88.47
Granted	292	86.76
Vested	(179)	85.77
Forfeited	(12)	90.74
Outstanding at March 31, 2022	585	$88.41

ROIC Performance Share Unit Grants
The following is a summary of Return on Invested Capital ("ROIC") performance share unit grants for the three months ended March 31, 2022. The fair value of the ROIC performance share units is equal to the closing share price on the date of the grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2022	177	$84.84
Granted	35	86.76
Forfeited (a)	(55)	74.54
Outstanding at March 31, 2022	157	$88.90
(a) Includes ROIC performance share unit awards forfeited during the period as a result of the final performance condition not being achieved on vest date.

TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the three months ended March 31, 2022:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2022	177	$102.96
Granted	70	71.14
Adjustment for Market Condition Achieved (a)	22	89.62
Vested	(75)	89.62
Forfeited	(2)	85.01
Outstanding at March 31, 2022	192	$100.73
(a) Represents an increase in the number of original TSR performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.
The fair value of TSR performance share units was calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The following are weighted-average assumptions for 2022 grants:

Volatility	33.3%
Risk-free interest rate	1.44%

Revenue Performance Share Unit Grants
The following is a summary of our Revenue performance share unit grants for the three months ended March 31, 2022:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2022	—	$—
Granted	35	86.76
Outstanding at March 31, 2022	35	$86.76
The fair value of the Revenue performance share unit awards is determined using the closing price of our common stock on date of grant. The shares will vest contingent upon the achievement of a pre-set, three-year Revenue target.

Note 14. Capital Stock
For the three months ended March 31, 2022 and March 31, 2021, the Company repurchased less than 0.6 million shares of common stock for $51 million and approximately 0.7 million shares of common stock for $67 million, respectively. Repurchases include both share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were approximately 0.5 million shares repurchased for $45 million under the program for the three months ended March 31, 2022. For the three months ended March 31, 2021, we repurchased approximately 0.6 million shares for $60 million. There are up to $182 million in shares that may still be purchased under this plan as of March 31, 2022.
Aside from the aforementioned repurchase program, we repurchased approximately 0.1 million shares and approximately 0.1 million shares for $6 million and $7 million for the three months ended March 31, 2022 and 2021, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units.

Note 15. Accumulated Other Comprehensive Loss
The following table provides the components of accumulated other comprehensive loss for the three months ended March 31, 2022:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2022	$(101)	$(268)	$(2)	$(371)
Foreign currency translation adjustment	(3)	—	—	(3)
Tax on foreign currency translation adjustment	(2)	—	—	(2)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net	—	4	—	4
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(6)	(6)
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	2	2
Balance at March 31, 2022	$(106)	$(265)	$(6)	$(377)

The following table provides the components of accumulated other comprehensive loss for the three months ended March 31, 2021:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2021	$(86)	$(330)	$3	$(413)
Foreign currency translation adjustment	10	—	—	10
Tax on foreign currency translation adjustment	(14)	—	—	(14)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net	—	5	—	5
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(11)	(11)
Income tax benefit on unrealized loss on derivative hedge agreements	—	—	1	1
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(2)	(2)
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(1)	(1)
Balance at March 31, 2021	$(90)	$(326)	$(10)	$(426)

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

Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $4 million as of March 31, 2022 and December 31, 2021 for these general legal matters.
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of March 31, 2022 and December 31, 2021, the amount of surety bonds, bank guarantees, insurance letters of credit, stand-by letters of credit as well as revenue and customs guarantees was $431 million and $415 million, respectively.
Environmental
In the ordinary course of business, we are subject to federal, state, local, and foreign environmental laws and regulations. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of sites in various countries. These sites are in various stages of investigation and/or remediation and in many of these proceedings our liability is considered de minimis. We have received notification from the U.S. Environmental Protection Agency, and from similar state and foreign environmental agencies, that a number of sites formerly or currently owned and/or operated by Xylem or for which we are responsible, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under federal and state environmental laws and regulations.
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million and $3 million as of March 31, 2022 and December 31, 2021 for environmental matters.
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
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. The table below provides changes in the combined current and non-current product warranty accruals over each period:

(in millions)	2022	2021
Warranty accrual – January 1	$57	$65
Net charges for product warranties in the period	5	8
Settlement of warranty claims	(6)	(9)
Foreign currency and other	—	(2)
Warranty accrual - March 31	$56	$62

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

The accounting policies of each segment are the same as those described in the Summary of Significant Accounting Policies section of Note 1 in the 2021 Annual Report. The following table contains financial information for each reportable segment:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Revenue:
Water Infrastructure	$533	$509
Applied Water	425	393
Measurement & Control Solutions	314	354
Total	$1,272	$1,256
Operating Income (Loss):
Water Infrastructure	$74	$71
Applied Water	59	66
Measurement & Control Solutions	(10)	9
Corporate and other	(12)	(13)
Total operating income	$111	$133
Interest expense	$13	$21
Other non-operating income, net	(1)	2
Gain from sale of business	1	—
Income before taxes	$98	$114
Depreciation and Amortization:
Water Infrastructure	$13	$13
Applied Water	5	6
Measurement & Control Solutions	34	36
Regional selling locations (a)	4	5
Corporate and other	2	2
Total	$58	$62
Capital Expenditures:
Water Infrastructure	$17	$11
Applied Water	4	4
Measurement & Control Solutions	21	21
Regional selling locations (b)	5	3
Corporate and other	2	—
Total	$49	$39
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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Additionally, many of these risks and uncertainties are, and may continue to be, amplified by impacts from Russia's recent invasion of Ukraine, as well as the ongoing coronavirus (“COVID-19”) pandemic. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include, among others, the following: overall industry and economic conditions, including industrial, governmental, and public and private sector spending and the strength of the residential and commercial real estate markets; geopolitical events, including the war between Russia and Ukraine, and regulatory, economic and other risks associated with our global sales and operations, including with respect to domestic content requirements applicable to projects with governmental funding; continued uncertainty around the ongoing COVID-19 pandemic’s magnitude, duration and impacts on our business, operations, growth, and financial condition; actual or potential other epidemics, pandemics or global health crises; availability, shortage or delays in receiving electronic components (in particular, semiconductors), parts, and raw materials from our supply chain; manufacturing and operating cost increases due to macroeconomic conditions, including inflation, supply chain shortages, logistics challenges, tight labor markets, prevailing price changes, tariffs and other factors; demand for our products; disruption, competition or pricing pressures in the markets we serve; cybersecurity incidents or other disruptions of information technology systems on which we rely, or involving our products; disruptions in operations at our facilities or that of third parties upon which we rely; ability to retain and attract senior management and other diverse and key talent, as well as increasing competition for overall talent and labor; difficulty predicting our financial results; defects, security, warranty and liability claims, and recalls with respect to products; availability, regulation or interference with radio spectrum used by certain of our products; uncertainty related to restructuring and realignment actions and related charges and savings; our ability to continue strategic investments for growth; our ability to successfully identify, execute and integrate acquisitions; volatility in served markets or impacts on business and operations due to weather conditions, including the effects of climate change; fluctuations in foreign currency exchange rates; our ability to borrow or refinance our existing indebtedness and uncertainty around the availability of liquidity sufficient to meet our needs; risk of future impairments to goodwill and other intangible assets; failure to comply with, or changes in, laws or regulations, including those pertaining to anti-corruption, data privacy and security, export and import, competition, and the environment and climate change; changes in our effective tax rates or tax expenses; legal, governmental or regulatory claims, investigations or proceedings and associated contingent liabilities; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Annual Report") and in subsequent filings we make with the Securities and Exchange Commission (“SEC”).
Forward-looking and other statements in this Report regarding our environmental and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or are required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking social, environmental and sustainability- related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. All forward-looking statements made herein are based on information currently available to us as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Our markets and operations have largely demonstrated resilience against the effects of the pandemic. However, we have experienced, and expect to continue experiencing shortages in the supply of components, including electronics, particularly semiconductors ("chips"), parts and raw materials. To counteract these impacts, we are taking various actions, including building inventory to support backlog execution and redesigning our products. We expect chip supply to improve in each successive quarter in 2022. We have also experienced, and continue to experience, increased inflation, freight and logistics costs, and are engaging in various mitigation strategies, including enhanced price realization efforts.

We continue to assess the evolving nature of the pandemic and its possible implications to our business, employees, supply chain, customers and communities, and take appropriate actions in an effort to mitigate adverse consequences.

Risk related to the impact of COVID-19 as well as our supply chain and macroeconomic issues, including inflation, are described in further detail under "Item 1A. Risk Factors" in the Company's 2021 Annual Report.
Executive Summary
Xylem reported revenue for the first quarter of 2022 of $1,272 million, an increase of 1.3% compared to $1,256 million reported in the first quarter of 2021. On a constant currency basis, revenue increased by $49 million, or 3.9%, driven by organic revenue growth in the Applied Water and Water Infrastructure segments, partially offset by organic declines in Measurement & Control Solutions. These results were driven by organic growth in the industrial, commercial and residential end markets, partially offset by organic declines in utilities as expected due to the impact of chip availability.
We generated operating income of $111 million (margin of 8.7%) during the first quarter of 2022, as compared to $133 million (margin of 10.6%) in 2021. Operating income in the first quarter of 2022 benefited from a decrease in restructuring and realignment costs of $4 million as compared to the first quarter of 2021 and a decrease in special charges of $1 million. Excluding the impact of these items, adjusted operating income was $116 million (adjusted margin of 9.1%) during the first quarter of 2022 as compared to $143 million (adjusted margin of 11.4%) in 2021. The decrease in adjusted operating margin was primarily due to cost inflation and increased logistics cost, as well as increased spending on strategic investments. These impacts were partially offset by improved price realization and cost reductions from our productivity and other cost saving initiatives.
Additional financial highlights for the quarter ended March 31, 2022 include the following:
•Orders of $1,715 million, up 11.5% from $1,538 million in the prior year, and up 14.5% on an organic basis.
•Earnings per share of $0.45, down 6.25% when compared to the prior year ($0.47, down 16.1% on an adjusted basis).
•Net income as a percent of revenue of 6.4%, down 50 basis points compared to 6.9% in the prior year. EBITDA margin of 13.1%, down 240 basis points when compared to 15.5% in the prior year (14.2%, down 290 basis points on an adjusted basis)
•Net cash flow used in operating activities of $81 million for the three months ended March 31, 2022, an increase of $55 million of cash used during the same period of the prior year. Negative free cash flow of $130 million, down $65 million from the prior year.

Key Performance Indicators and Non-GAAP Measures
Management reviews key performance indicators including revenue, gross margins, segment operating income and operating income margins, free cash flow, orders growth, working capital and backlog, among others. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and to provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures, our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions, share repurchases and debt repayment. Excluding revenue, Xylem provides guidance only on a non-GAAP basis due to the inherent difficulty in forecasting certain amounts that would be included in GAAP earnings, such as discrete tax items, without unreasonable effort. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following non-GAAP measures to be key performance indicators, as well as the related reconciling items to the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP measures may not be comparable to similarly-titled measures reported by other companies.
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

	Three Months Ended
	March 31,
(In millions, except for per share data)	2022		2021
Net income & Earnings per share	$82	$0.45	$87	$0.48
Restructuring and realignment, net of tax of $1 and $2	3	0.03	6	0.03
Special charges, net of tax of $1 and $0	1	0.01	3	0.02
Tax-related special items	(1)	(0.01)	6	0.03
Gain from sale of business, net of tax of $0	(1)	(0.01)	—	—
Adjusted net income & Adjusted earnings per share	$84	$0.47	$102	$0.56

•"adjusted operating expenses" and "adjusted gross profit" defined as operating expenses and gross profit, respectively, adjusted to exclude restructuring and realignment costs and special charges.
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

	Three Months Ended
	March 31,
(In millions)	2022	2021
Net cash provided by operating activities	$(81)	$(26)
Capital expenditures	(49)	(39)
Free cash flow	$(130)	$(65)
Net cash used in investing activities	$(43)	$(31)
Net cash provided (used) by financing activities	$(106)	$(115)

2022 Outlook

We anticipate total revenue growth in the range of 1% to 3% in 2022, with organic revenue growth anticipated to be in the range of 4% to 6%. The following is a summary of our organic revenue outlook by end markets:

•Utilities revenue decreased by approximately 3% in the first quarter on an organic basis driven by weakness in the emerging markets and the United States, partially offset by strength in western Europe. For 2022, we expect organic revenue growth in the low-single-digit range, as utilities remain focused on mission-critical applications in wastewater; although we expect uneven growth from China and India as multi-year government funding programs are deployed. On the clean water side, the timing of large project deployments has been impacted by the global shortage of electronic components. We anticipate that these deployments will ramp up when supply constraints gradually ease through 2022 based on our strong backlog position and orders momentum. Additionally, we can expect healthy momentum in the global test and treatment markets and rising demand and focus on pipeline assessment services.
•Industrial revenue increased by approximately 10% in the first quarter on an organic basis driven by strength across all major geographic regions. For 2022, we expect organic revenue growth in the mid-single-digit range on steady global demand. We continue to see healthy growth in our dewatering business, especially in the emerging markets from strong mining demand as well as sustained demand in light industrial activity in the U.S. and western Europe reflecting our strong orders and backlog.
•In the commercial markets, organic revenue in the first quarter increased by approximately 11% driven by the U.S. and western Europe. For 2022, we expect organic revenue growth in the mid-single to high-single digit range. We expect solid replacement business in the U.S. and new production introductions. In Europe we can expect modest share gains, with demand for eco-friendly products supported by increase in funding for green buildings.
•In the residential markets, organic revenue increased by approximately 15% in the first quarter driven by strength in the U.S. with relatively flat growth in western Europe and the emerging markets. This market is primarily driven by replacement revenue serviced through our distribution network. For 2022, we expect organic revenue growth in the mid-single-digit range. We anticipate demand and activity to moderate and remain healthy from increased residential users in the U.S. and western Europe.
We will continue to strategically execute restructuring and realignment actions in an effort to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. During 2022, we expect to incur approximately $25 million and $30 million in restructuring and realignment costs.

Results of Operations

	Three Months Ended
	March 31,
(In millions)	2022	2021	Change
Revenue	$1,272	$1,256	1.3%
Gross profit	467	490	(4.7)%
Gross margin	36.7%	39.0%	(230)	bp
Total operating expenses	356	357	(0.3)%
Expense to revenue ratio	28.0%	28.4%	(40)	bp
Restructuring and realignment costs	4	8	(50.0)%
Special charges	1	2	(50.0)%
Adjusted operating expenses	351	347	1.2%
Adjusted operating expenses to revenue ratio	27.6%	27.6%	—	bp
Operating income	111	133	(16.5)%
Operating margin	8.7%	10.6%	(190)	bp
Interest and other non-operating expense, net	14	19	(26.3)%
Gain from sale of business	1	—	NM
Income tax expense	16	27	(40.7)%
Tax rate	16.4%	23.3%	(690)	bp
Net income	$82	$87	(5.7)%
NM - Not meaningful change
Revenue
Revenue generated during the three months ended March 31, 2022 was $1,272 million, reflecting an increase of $16 million, or 1.3%, compared to the same prior year period. On a constant currency basis, revenue grew 3.9% for the three months ended March 31, 2022. The increase on a constant currency basis was driven by organic revenue growth of $51 million during the quarter, reflecting strong organic growth in western Europe and the U.S., partially offset by declines in emerging markets where growth in Latin America and eastern Europe were more than offset from declines in China due to the COVID lockdown mandated by the government in the last two weeks of the quarter.
The following table illustrates the impact from organic growth, recent divestitures, and foreign currency translation in relation to revenue during the three months ended March 31, 2022:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2021 Revenue	$509		$393		$354		$1,256
Organic Growth	43	8.4%	40	10.2%	(32)	(9.0)%	51	4.1%
Divestitures	—	—%	—	—%	(2)	(0.6)%	(2)	(0.2)%
Constant Currency	43	8.4%	40	10.2%	(34)	(9.6)%	49	3.9%
Foreign currency translation (a)	(19)	(3.7)%	(8)	(2.0)%	(6)	(1.7)%	(33)	(2.6)%
Total change in revenue	24	4.7%	32	8.1%	(40)	(11.3)%	16	1.3%
2022 Revenue	$533		$425		$314		$1,272
(a)Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Swedish Krona, the British Pound and the Australian Dollar.

Water Infrastructure
Water Infrastructure revenue increased $24 million, or 4.7%, for the first quarter of 2022 (8.4% increase on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $19 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $43 million. Organic growth for the quarter was driven by strength in both the industrial and utility end markets. The industrial end market had organic growth across all major geographies, with particular strength in western Europe and Latin America. The utilities end market also experienced organic growth led by strength in the U.S. and western Europe, bolstered by strong price realization and solid backlog execution; which was partially offset by weakness in the emerging markets, mostly due to the negative impact of COVID lockdowns in China.
From an application perspective, organic revenue growth for the first quarter was attributable to our transport applications reflecting strong revenue growth in western Europe from strong utility projects as well as dewatering growth and strength in the U.S., where we executed on a strong backlog and experienced solid price realization. Dewatering also had organic growth in emerging markets where Latin America and Africa saw robust mining demand for the dewatering business. The treatment application was essentially flat, as revenue growth from project deliveries in the U.S. and western Europe was offset by the negative impact in China as a result of the COVID lockdown in the last two weeks of the quarter.
Applied Water
Applied Water revenue increased $32 million, or 8.1%, for the first quarter of 2022 (10.2% increase on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $8 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $40 million. Organic growth for the quarter included strength across all three of the applications and end markets in the segment. Organic revenue growth in the first quarter was led by strength in the commercial building services application, particularly in the U.S., where we benefited from strong backlog execution coming into the year, traction from new product launches and strong price realization during the quarter. The industrial water business had strong organic growth in the quarter in the U.S., where we benefited from strong backlog execution and price realization, and in western Europe, driven by strength in the specialty flow control applications (marine and food & beverage) and healthy order intake. The residential building services application also grew organically during the quarter, primarily in the U.S. driven by strong backlog execution and price realization.
Measurement & Control Solutions
Measurement & Control Solutions revenue decreased $40 million, or 11.3%, for the first quarter of 2022 (9.6% decrease on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $6 million of foreign currency translation, with the change at constant currency coming from an organic decline of $32 million and reduced revenue related to divestiture impacts of $2 million. Organic weakness in the quarter was driven by declines in the utility end market across all major geographic regions, primarily driven by component shortages affecting metrology sales. The industrial end market was flat for the quarter.
From an application perspective, organic revenue decline during the quarter was driven by declines in both the energy and water applications, primarily in the U.S., as a result of continued electronic component shortages affecting our smart metering business. Declines in the water applications were slightly offset by modest growth in western Europe from both our test and assessment service businesses.
Orders / Backlog
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business. Orders received during the first quarter of 2022 were $1,715 million, an increase of $177 million, or 11.5%, over the prior year (14.1% increase on a constant currency basis). Order intake was negatively impacted by $40 million of foreign currency translation during the quarter. The order increase on a constant currency basis was primarily driven by organic order growth of $223 million, or 14.5%.

The following table illustrates the impact from organic growth, recent divestitures, and foreign currency translation in relation to orders during the three months ended March 31, 2022:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2021 Orders	$611		$477		$450		$1,538
Organic Growth	73	11.9%	38	8.0%	112	24.9%	223	14.5%
Divestitures	—	—%	—	—%	(6)	(1.3)%	(6)	(0.4)%
Constant Currency	73	11.9%	38	8.0%	106	23.6%	217	14.1%
Foreign currency translation (a)	(24)	(3.9)%	(10)	(2.1)%	(6)	(1.3)%	(40)	(2.6)%
Total change in orders	49	8.0%	28	5.9%	100	22.2%	177	11.5%
2022 Orders	$660		$505		$550		$1,715
(a)Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the Swedish Krona, the British Pound and the Australian Dollar.

Water Infrastructure
Water Infrastructure segment orders increased $49 million, or 8.0%, to $660 million (11.9% on a constant currency basis) for the first quarter of 2022 as compared to the prior year. Order growth for the quarter was negatively impacted by $24 million of foreign currency translation. Organic orders increased during the quarter as strength in the transport application benefited from strong market demand in North America and strong project orders and healthy demand in western Europe. The emerging markets saw strong dewatering orders from mining demand and order growth in Latin America and Africa, which was offset by the lapping of a large prior year order in India and the COVID lockdown in China towards the end of the quarter. Treatment orders were up modestly for the quarter as well.
Applied Water
Applied Water segment orders increased $28 million, or 5.9%, to $505 million (8.0% increase on a constant currency basis) for the first quarter of 2022 as compared to the prior year. Order growth for the quarter was negatively impacted by $10 million of foreign currency translation. The order increase on a constant currency basis was driven by strength across all major geographic regions. This reflects demand and timing of orders to address longer lead times.
Measurement & Control Solutions
Measurement & Control Solutions segment orders increased $100 million, or 22.2%, to $550 million (23.6% increase on a constant currency basis) for the first quarter of 2022 as compared to the prior year. Order growth for the quarter was negatively impacted by $6 million of foreign currency translation and reduced orders related to divestiture impacts of $6 million. The order increase on a constant currency basis consisted of organic order growth of $112 million, or 24.9%. Organic orders grew in both the energy and water applications, primarily driven by early increased demand for smart metering and advanced ordering to address electronic component shortages and longer lead times. Organic orders for test and assessment service offerings were also up substantially for the quarter.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays occur from time to time. Total backlog was $3,552 million at March 31, 2022, an increase of $1,149 million or 47.8%, as compared to March 31, 2021 backlog of $2,403 million, and an increase of $312 million or 9.6%, as compared to December 31, 2021 backlog of $3,240 million driven by the significant increase in orders across all segments. We anticipate that approximately half of the backlog at March 31, 2022 will be recognized as revenue in the remainder of 2022. There were no significant order cancellations during the quarter.
Gross Margin
Gross margin as a percentage of revenue decreased 230 basis points to 36.7% for the three months ended March 31, 2022, as compared to 39.0% for the comparative 2021 period. The gross margin decrease for the quarter was primarily driven by cost inflation, increased logistics costs, unfavorable mix and increased spending on strategic investments. These impacts were partially offset by price realization and cost reductions from our productivity initiatives.
Operating Expenses
The following table presents operating expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(In millions)	2022	2021	Change
Selling, general and administrative expenses ("SG&A")	$304	$301	1.0%
SG&A as a % of revenue	23.9%	24.0%	(10)	bp
Research and development expenses ("R&D")	52	50	4.0%
R&D as a % of revenue	4.1%	4.0%	10	bp
Restructuring and asset impairment charges	—	6	—%
Operating expenses	$356	$357	(0.3)%
Expense to revenue ratio	28.0%	28.4%	(40)	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses increased by $3 million to $304 million, or 23.9% of revenue, in the first quarter of 2022, as compared to $301 million, or 24.0% of revenue, in the comparable 2021 period. Revenue growth driven by favorable price realization was slightly higher than SG&A increases resulting in a slightly lower SG&A as a percentage of sales. Cost increases were driven by cost inflation partially offset by cost reductions from our productivity and other cost saving initiatives.
Research and Development ("R&D") Expenses
R&D expense was $52 million, or 4.1% of revenue, in the first quarter of 2022, as compared to $50 million, or 4.0% of revenue, in the comparable 2021 period. The increase in R&D as a percent of revenue for the quarter was primarily driven by the Company's continued focus on strategic investments during the year.
Restructuring and Asset Impairment Charges
Restructuring
During the three months ended March 31, 2022, we did not incur restructuring charges. During the three months ended March 31, 2021, we recognized restructuring charges of $5 million of which $4 million relates to actions previously announced in 2020 arising as a result of the COVID-19 pandemic.

The following is a roll-forward for the three months ended March 31, 2022 and 2021 of employee position eliminations associated with restructuring activities:

	2022	2021
Planned reductions - January 1	60	319
Additional planned reductions	—	57
Actual reductions and reversals	(25)	(148)
Planned reductions - March 31	35	228
The following table presents expected restructuring spend in 2022 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total

Actions Commenced in 2021:
Total expected costs	$4	$—	$1	$—	$5
Costs incurred during 2021	3	—	—	—	3
Costs incurred during Q1 2022	—	—	—	—	—
Total expected costs remaining	$1	$—	$1	$—	$2
The Water Infrastructure and Measurement & Control Solutions actions commenced in 2021 consist primarily of severance charges. These actions are expected to continue through the end of 2022.
We currently expect to incur between $10 million and $15 million in restructuring costs for the full year. These restructuring charges are primarily related to efforts to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers.
Operating Income and Adjusted EBITDA
Operating income during the first quarter of 2022 was $111 million, reflecting an decrease of 16.5% compared to $133 million in the first quarter of 2021. Operating margin was 8.7% for the first quarter of 2022 versus 10.6% for the comparable period in 2021, a decrease of 190 basis points. Operating margin benefited from a decrease in restructuring and realignment costs of $4 million as compared to the first quarter of 2021 and a decrease in special charges of $1 million. Excluding the impact of these items, adjusted operating income was $116 million with an adjusted operating margin of 9.1% in the first quarter of 2022 as compared to adjusted operating income of $143 million with an adjusted operating margin of 11.4% in the first quarter of 2021. The decrease in adjusted operating margin was primarily due to cost inflation and increased logistics cost, as well as increased spending on strategic investments. These impacts were partially offset by improved price realization and cost reductions from our productivity and other cost saving initiatives.
Adjusted EBITDA was $181 million (Adjusted EBITDA margin of 14.2%) during the first quarter of 2022, a decrease of $34 million, or 15.8%, when compared to Adjusted EBITDA of $215 million (Adjusted EBITDA margin of 17.1%) during the comparable quarter in prior year. The increase in Adjusted EBITDA margin was primarily due to the same factors impacting operating margin noted above; however, Adjusted EBITDA margin did not benefit from the year over year reduction in depreciation and amortization expense. Additionally, the decline in EBITDA margin reflects a decrease in equity investment earnings.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended
	March 31,
(In millions)	2022	2021	Change
Water Infrastructure
Operating income	$74	$71	4.2%
Operating margin	13.9%	13.9%	—	bp
Restructuring and realignment costs	1	5	(80.0)%
Adjusted operating income	$75	$76	(1.3)%
Adjusted operating margin	14.1%	14.9%	(80)	bp
Applied Water
Operating income	$59	$66	(10.6)%
Operating margin	13.9%	16.8%	(290)	bp
Restructuring and realignment costs	1	1	—%
Special charges	—	1	—%
Adjusted operating income	$60	$68	(11.8)%
Adjusted operating margin	14.1%	17.3%	(320)	bp
Measurement & Control Solutions
Operating income (loss)	$(10)	$9	(211.1)%
Operating margin	(3.2)%	2.5%	(570)	bp
Restructuring and realignment costs	2	2	—%
Special charges	—	—	NM
Adjusted operating income (loss)	$(8)	$11	(172.7)%
Adjusted operating margin	(2.5)%	3.1%	(560)	bp
Corporate and other
Operating loss	$(12)	$(13)	7.7%
Special charges	1	1	—%
Adjusted operating loss	$(11)	$(12)	(8.3)%
Total Xylem
Operating income	$111	$133	(16.5)%
Operating margin	8.7%	10.6%	(190)	bp
Restructuring and realignment costs	4	8	(50.0)%
Special charges	1	2	(50.0)%
Adjusted operating income	$116	$143	(18.9)%
Adjusted operating margin	9.1%	11.4%	(230)	bp
NM - Not meaningful percentage change

The table below provides a reconciliation of total and each segment's adjusted EBITDA to Consolidated EBITDA and net income:

Three Months Ended
March 31, 2022

Net Income					$82
Net Income margin					6.4%
Depreciation					28
Amortization					30
Interest expense, net					11
Income tax expense					16
EBITDA					$167
	Water Infrastructure	Applied Water	Measurement & Control Solutions	Other*	Total
EBITDA	$83	$63	$25	$(4)	$167
Restructuring and realignment	1	1	2	0	4
Share-based compensation	1	1	1	6	9
Special charges	0	0	0	2	2
(Gain) loss from sale of business	0	0	(1)	0	(1)
Adjusted EBITDA	$85	$65	$27	$4	$181
Adjusted EBITDA margin	15.9%	15.3%	8.6%	NM	14.2%

* Other includes Regional selling locations, corporate and other items.

Three Months Ended
March 31, 2021

Net Income					$87
Net Income margin					6.9%
Depreciation					30
Amortization					32
Interest expense, net					19
Income tax expense					27
EBITDA					$195
	Water Infrastructure	Applied Water	Measurement & Control Solutions	Other*	Total
EBITDA	$82	$72	$44	$(3)	$195
Restructuring and realignment	5	1	2	0	8
Share-based compensation	1	1	1	6	9
Special charges	0	1	0	2	3
(Gain) loss from sale of business	0	0	0	0	0
Adjusted EBITDA	$88	$75	$47	$5	$215
Adjusted EBITDA margin	17.3%	19.1%	13.3%	NM	17.1%

* Other includes Regional selling locations, corporate and other items.

2022 versus 2021
	Water Infrastructure	Applied Water	Measurement & Control Solutions	Other*	Total
EBITDA	$1	$(9)	$(19)	$(1)	$(28)
Restructuring and realignment	(4)	0	0	0	(4)
Share-based compensation	0	0	0	0	0
Special charges	0	(1)	0	0	(1)
(Gain) loss from sale of business	0	0	(1)	0	(1)
Adjusted EBITDA	$(3)	$(10)	$(20)	$(1)	$(34)
Adjusted EBITDA margin	(1.4)%	(3.8)%	(4.7)%	NM	(2.9)%

* Other includes Regional selling locations, corporate and other items.

Water Infrastructure
Operating income for our Water Infrastructure segment increased $3 million, or 4.2%, for the first quarter of 2022 compared to the prior year, with operating margin remaining flat at 13.9%. Operating margin benefited from a decrease in restructuring and realignment costs of $4 million during the quarter. Excluding these restructuring and realignment costs, adjusted operating income decreased $1 million, or 1.3%, with adjusted operating margin decreasing from 14.9% to 14.1%. The decrease in adjusted operating margin for the quarter was primarily due to cost inflation, increased spending on strategic investments and unfavorable mix. These items were partially offset by price realization, cost reductions from our productivity initiatives and favorable volume.

Adjusted EBITDA was $85 million (Adjusted EBITDA margin of 15.9%) or the first quarter of 2022, a decrease of $3 million, or 3.4%, when compared to Adjusted EBITDA of $88 million (Adjusted EBITDA margin of 17.3%) during the prior year. The decrease in Adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin.
Applied Water
Operating income for our Applied Water segment decreased $7 million, or 10.6%, for the first quarter of 2022 compared to the prior year, with operating margin decreasing from 16.8% to 13.9%. Operating margin was impacted by restructuring and realignment costs of $1 million in both years and a decrease of special charges of $1 million in the first quarter of 2022. Excluding these items, adjusted operating income decreased $8 million, or 11.8%, with adjusted operating margin decreasing from 17.3% to 14.1%. The decrease in adjusted operating margin for the quarter was primarily due to cost inflation and increased logistics costs, as well as spending on strategic investments. These impacts were partially offset by price realization and cost reductions from our productivity initiatives.
Adjusted EBITDA was $65 million (Adjusted EBITDA margin of 15.3%) for the first quarter of 2022, a decrease of $10 million, or 13.3%, when compared to Adjusted EBITDA of $75 million (Adjusted EBITDA margin of 19.1%) during the prior year. The decrease in Adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from the year over year reduction in depreciation and amortization expense.
Measurement & Control Solutions
Operating income for our Measurement & Control Solutions segment decreased $19 million, or 211.1%, for the first quarter of 2022 compared to the prior year, with operating margin decreasing from 2.5% to (3.2)%. Operating margin was negatively impacted by restructuring and realignment costs of $2 million in both years. Excluding these items, adjusted operating income decreased $19 million, or 172.8%, with adjusted operating margin decreasing from 3.1% to (2.5)%. The decrease in adjusted operating margin for the quarter was primarily due to cost inflation, unfavorable volume and unfavorable mix. These impacts were partially offset by price realization and increased cost reductions from our restructuring, productivity and other cost saving initiatives.
Adjusted EBITDA was $27 million (Adjusted EBITDA margin of 8.6%) for the first quarter of 2022, a decrease of $20 million, or 42.6%, when compared to Adjusted EBITDA of $47 million (Adjusted EBITDA margin of 13.3%) during the prior year. The decrease in Adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, Adjusted EBITDA margin was not as negatively impacted as adjusted operating margin from the year over year increase in depreciation and amortization expense as a percentage of revenue.
Corporate and other
Operating loss for corporate and other decreased $1 million, or 7.7%, during the first quarter of 2022 compared to the prior year period primarily due to timing of employee related costs.
Interest Expense
Interest expense was $13 million and $21 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in interest expense is primarily driven by interest expense that was incurred in the first quarter of 2021 related to our senior note that was fully paid off in October 2021. See Note 10, "Credit Facilities and Debt", of our condensed consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for the three months ended March 31, 2022 was $16 million resulting in an effective tax rate of 16.4%, compared to a $27 million expense resulting in an effective tax rate of 23.3% for the same period in 2021. The effective tax rate for the three-month period ended March 31, 2022 differs from the same period in 2021 due to the impact of tax settlement benefits in the current period as compared to tax settlement expenses in the prior year.

Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Three Months Ended
	March 31,
(In millions)	2022	2021	Change
Operating activities	$(81)	$(26)	$(55)
Investing activities	(43)	(31)	(12)
Financing activities	(106)	(115)	9
Foreign exchange (a)	(2)	(15)	13
Total	$(232)	$(187)	$(45)
(a)The impact is primarily due to strengthening of the Euro, Chinese Yuan and Chilean Peso.
Sources and Uses of Liquidity
Operating Activities
Net cash used by operating activities was $81 million for the three months ended March 31, 2022 as compared to $26 million in the comparable prior year period. The increase in usage was primarily driven by higher working capital levels, reflecting increased safety stock and higher advanced payments to suppliers to mitigate supply chain volatility, and increased employee benefit payments. The items were partially offset by lower tax and interest payments.
Investing Activities
Cash used in investing activities was $43 million for the three months ended March 31, 2022 as compared to $31 million in the comparable prior year period. This increase in cash used of $12 million was mainly driven by higher spending on capital expenditures compared to the prior year.
Financing Activities
Cash used by financing activities during the three months ended March 31, 2022 and 2021 was $106 million and $115 million, respectively. This decrease in cash used was primarily driven by a decrease in share repurchase activity partially offset by higher dividend payments in the first quarter of 2022.
Funding and Liquidity Strategy
Our ability to fund our capital needs depends on our ongoing ability to generate cash from operations and access to bank financing and the capital markets. As a result of uncertainties caused both directly and indirectly by the COVID-19 pandemic, we continue to evaluate aspects of our spending, including capital expenditures, strategic investments and dividends.
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
Based on our current global cash positions, cash flows from operations and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements and service debt and other obligations in both the U.S. and outside of the U.S. during the year. In addition, we believe our existing committed credit facilities and access to the public debt markets would provide further liquidity if required. Currently, we have available liquidity of approximately $1.9 billion, consisting of $1.1 billion of cash and $800 million of available credit facilities as disclosed in Note 10, "Credit Facilities and Debt", of our condensed consolidated financial statements. On

October 1, 2021 our Senior Notes due 2021 were settled with cash on hand for a total of $600 million. Our next long-term debt maturity is March 2023.
Risks related to these items are described in our risk factor disclosures referenced under “Item 1A. Risk Factors" in our 2021 Annual Report.
Credit Facilities & Long-Term Contractual Commitments
See Note 10, "Credit Facilities and Debt", of our condensed consolidated financial statements for a description of our credit facilities and long-term debt.
Non-U.S. Operations
We generated approximately 55% and 56% of our revenue from non-U.S. operations for the three months ended March 31, 2022 and 2021, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the U.S., we expect to continue to generate significant revenue from non-U.S. operations and expect that a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost-effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations. As of March 31, 2022, we have provided a deferred tax liability of $5 million for net foreign withholding taxes and state income taxes on $475 million of earnings expected to be repatriated to the U.S. parent as deemed necessary in the future.
Critical Accounting Estimates
Our discussion and analysis of our results of operations and capital resources are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain, particularly at this time and moving forward given the uncertainty around the magnitude and duration of the COVID-19 pandemic. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Annual Report describes the critical accounting estimates used in preparation of the condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. Other than as discussed below, there have been no significant changes in the information concerning our critical accounting estimates as stated in our 2021 Annual Report.
The risks and potential impacts of COVID-19 on the fair value of our assets are included in our risk factor disclosures referenced under “Item 1A. Risk Factors" in the Company's 2021 Annual Report.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning market risk as stated in our 2021 Annual Report.

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

ITEM 1A.           RISK FACTORS
There have been no material changes from the risk factors previously disclosed in "Item 1A. Risk Factors" of our 2021 Annual Report.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended March 31, 2022:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
1/1/22 - 1/31/22	—	—	—	$228
2/1/22 - 2/28/22	0.5	91.23	0.5	$182
3/1/22 - 3/31/22	—	—	—	$182
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. For the three months ended March 31, 2022, we repurchased 0.5 million shares for $45 million. There are up to $182 million in shares that may still be purchased under this plan as of March 31, 2022.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.             OTHER INFORMATION
None.

ITEM 6.             EXHIBITS
See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

3.1	Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2	Fourth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.2 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

10.1	Form of 2011 Omnibus Incentive Plan Performance Share Unit Agreement (2022).	Filed herewith.

10.2	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement (2022).	Filed herewith.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

101.0	The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
104.0	The cover page from Xylem Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2022 formatted in Inline XBRL and contained in Exhibit 101.0.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri McShane
Geri McShane
Vice President, Controller and Chief Accounting Officer

May 4, 2022