Form 10-Q
period 2022-06-30
Xylem Inc.
filed 2022-08-02
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 1-35229
Xylem Inc.
(Exact name of registrant as specified in its charter)

Indiana	45-2080495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
301 Water Street SE, Washington, DC 20003
(Address of principal executive offices) (Zip code)
(202) 869-9150
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of July 29, 2022, there were 180,181,765 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Six Months
For the period ended June 30,	2022	2021	2022	2021
Revenue	$1,364	$1,351	$2,636	$2,607
Cost of revenue	844	831	1,649	1,597
Gross profit	520	520	987	1,010
Selling, general and administrative expenses	314	304	618	605
Research and development expenses	53	53	105	103
Restructuring and asset impairment charges	7	3	7	9
Operating income	146	160	257	293
Interest expense	12	21	25	42
Other non-operating income (expense), net	2	(3)	1	(1)
Gain from sale of business	—	2	1	2
Income before taxes	136	138	234	252
Income tax expense	24	25	40	52
Net income	$112	$113	$194	$200
Earnings per share:
Basic	$0.62	$0.63	$1.07	$1.11
Diluted	$0.62	$0.62	$1.07	$1.10
Weighted average number of shares:
Basic	180.2	180.1	180.2	180.2
Diluted	180.6	181.3	180.8	181.4
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Six Months
For the period ended June 30,	2022	2021	2022	2021
Net income	$112	$113	$194	$200
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	(41)	19	(44)	29
Net change in derivative hedge agreements:
Unrealized gain (loss)	(9)	4	(15)	(7)
Amount of loss (gain) reclassified into net income	3	1	5	(2)
Net change in post-retirement benefit plans:
Amortization of prior service credit	(1)	—	(1)	(1)
Amortization of net actuarial loss into net income	4	5	8	11
Other comprehensive income (loss), before tax	(44)	29	(47)	30
Income tax expense (benefit) related to items of other comprehensive income (loss)	27	1	30	15
Other comprehensive income (loss), net of tax	(71)	28	(77)	15
Comprehensive income	$41	$141	$117	$215

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$1,113	$1,349
Receivables, less allowances for discounts, returns and credit losses of $41 and $44 in 2022 and 2021, respectively	1,024	953
Inventories	852	700
Prepaid and other current assets	185	158
Total current assets	3,174	3,160
Property, plant and equipment, net	608	644
Goodwill	2,714	2,792
Other intangible assets, net	975	1,016
Other non-current assets	718	664
Total assets	$8,189	$8,276
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$648	$639
Accrued and other current liabilities	782	752
Short-term borrowings and current maturities of long-term debt	521	—
Total current liabilities	1,951	1,391
Long-term debt	1,879	2,440
Accrued post-retirement benefits	408	438
Deferred income tax liabilities	292	287
Other non-current accrued liabilities	456	494
Total liabilities	4,986	5,050
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 195.9 shares and 195.6 shares in 2022 and 2021, respectively	2	2
Capital in excess of par value	2,111	2,089
Retained earnings	2,238	2,154
Treasury stock – at cost 15.8 shares and 15.2 shares in 2022 and 2021, respectively	(708)	(656)
Accumulated other comprehensive loss	(448)	(371)
Total stockholders’ equity	3,195	3,218
Non-controlling interests	8	8
Total equity	3,203	3,226
Total liabilities and stockholders’ equity	$8,189	$8,276

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

For the six months ended June 30,	2022	2021
Operating Activities
Net income	$194	$200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56	59
Amortization	62	65
Share-based compensation	18	17
Restructuring and asset impairment charges	7	9
Gain from sale of business	(1)	(2)
Other, net	6	6
Payments for restructuring	(5)	(18)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(119)	(66)
Changes in inventories	(189)	(89)
Changes in accounts payable	40	36
Other, net	(37)	(11)
Net Cash – Operating activities	32	206
Investing Activities
Capital expenditures	(95)	(80)
Proceeds from sale of business	1	2
Proceeds from the sale of property, plant and equipment	3	—
Cash received from investments	4	—
Cash paid for investments	(7)	—
Other, net	10	9
Net Cash – Investing activities	(84)	(69)
Financing Activities
Repurchase of common stock	(52)	(68)
Proceeds from exercise of employee stock options	3	9
Dividends paid	(110)	(102)
Other, net	1	(1)
Net Cash – Financing activities	(158)	(162)
Effect of exchange rate changes on cash	(26)	(10)
Net change in cash and cash equivalents	(236)	(35)
Cash and cash equivalents at beginning of year	1,349	1,875
Cash and cash equivalents at end of period	$1,113	$1,840
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$40	$58
Income taxes (net of refunds received)	$42	$60

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, post-retirement obligations and assets, revenue recognition, income taxes, valuation of intangible assets, goodwill and indefinite-lived intangible impairment testing and contingent liabilities. Actual results could differ from these estimates. The global outbreak of the novel coronavirus ("COVID-19") disease in March 2020, declared a pandemic by the World Health Organization, has created significant global volatility, uncertainty and related macroeconomic disruption. The COVID-19 pandemic and related macroeconomic impacts have also caused increased uncertainty in estimates and assumptions affecting the condensed consolidated financial statements. Actual results could differ from these estimates.
Our quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the fourth quarter which ends on December 31. For ease of presentation, the condensed consolidated financial statements included herein are described as ending on the last day of the calendar quarter.

Note 2. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Revenue from contracts with customers	$1,312	$1,302	$2,534	$2,513
Lease Revenue	52	49	102	94
Total	$1,364	$1,351	$2,636	$2,607

The following table reflects revenue from contracts with customers by application.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Water Infrastructure
Transport	$432	$414	$825	$784
Treatment	104	106	194	200

Applied Water*
Commercial Building Services	147	155	308	303
Residential Building Services	79	71	153	135
Industrial Water	204	188	394	369

Measurement & Control Solutions
Water	279	288	544	571
Energy	67	80	116	151

Total	$1,312	$1,302	$2,534	$2,513
*Items in the prior year footnote disclosures for Applied Water were reclassified to conform to the current classification.

The following table reflects revenue from contracts with customers by geographical region.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Water Infrastructure
United States	$165	$142	$312	$265
Western Europe	190	190	376	363
Emerging Markets (a)	120	133	221	255
Other	61	55	110	101

Applied Water
United States	219	202	440	396
Western Europe	101	99	195	191
Emerging Markets (a)	79	81	159	159
Other	31	32	61	61

Measurement & Control Solutions
United States	212	224	393	437
Western Europe	59	69	128	143
Emerging Markets (a)	50	49	94	95
Other	25	26	45	47

Total	$1,312	$1,302	$2,534	$2,513

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

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2021	$117	$166
Additions, net	78	99
Revenue recognized from opening balance	—	(93)
Billings transferred to accounts receivable	(74)	—
Other	—	(1)
Balance at June 30, 2021	$121	$171

Balance at January 1, 2022	$125	$164
Additions, net	63	97
Revenue recognized from opening balance	—	(75)
Billings transferred to accounts receivable	(61)	—
Other	(4)	(3)
Balance at June 30, 2022	$123	$183
(a)Excludes receivable balances, which are disclosed on the Condensed Consolidated Balance Sheets

Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of June 30, 2022, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $498 million. We expect to recognize the majority of revenue upon the completion of satisfying these performance obligations in the following three years. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 3. Restructuring and Asset Impairment Charges
Restructuring
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position itself. During the three and six months ended June 30, 2022, we incurred restructuring charges of $6 million. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness.The charges included the reduction of headcount across all segments.
During the three and six months ended June 30, 2021, we recognized restructuring charges of $3 million and $8 million, respectively, of which $2 million and $6 million relate to actions previously announced in 2020. These charges included reduction of headcount across all segments and asset impairments within our Measurement & Control Solutions segment.

The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
By component:
Severance and other charges	$6	$4	$6	$8
Asset impairment	—	—	—	1
Reversal of restructuring accruals	—	(1)	—	(1)
Total restructuring charges	$6	$3	$6	$8
Asset impairment charges	1	—	1	1
Total restructuring and asset impairment charges	$7	$3	$7	$9

By segment:
Water Infrastructure	$2	$3	$2	$7
Applied Water	1	—	1	1
Measurement & Control Solutions	4	—	4	1
The following table displays a roll-forward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within "Accrued and other current liabilities" and "Other non-current accrued liabilities", for the six months ended June 30, 2022 and 2021:

(in millions)	2022	2021
Restructuring accruals - January 1	$7	$29
Restructuring charges, net	6	8
Cash payments	(5)	(18)
Asset impairment	—	(1)
Restructuring accruals - June 30	$8	$18

By segment:
Water Infrastructure	$1	$3
Applied Water	—	1
Measurement & Control Solutions	4	11
Regional selling locations (a)	1	3
Corporate and other	2	—
(a)Regional selling locations consist primarily of selling and marketing organizations and related support services that incurred restructuring expense that was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following table presents expected restructuring spend in 2022 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total

Actions Commenced in 2022:
Total expected costs	$2	$1	$3	$—	$6
Costs incurred during Q1 2022	—	—	—	—	—
Costs incurred during Q2 2022	2	1	2	—	5
Total expected costs remaining	$—	$—	$1	$—	$1

Actions Commenced in 2021:
Total expected costs	$3	$—	$1	$—	$4
Costs incurred during 2021	3	—	—	—	3
Costs incurred during Q1 2022	—	—	—	—	—
Costs incurred during Q2 2022	—	—	—	—	—
Total expected costs remaining	$—	$—	$1	$—	$1
The Water Infrastructure, Applied Water and Measurement & Control Solutions actions commenced in 2022 consist primarily of severance charges. The Water Infrastructure and Applied Water actions are complete and the Measurement & Control Solutions actions are expected to continue through the end of 2022.
The Water Infrastructure and Measurement & Control Solutions actions commenced in 2021 consist primarily of severance charges. The Water Infrastructure actions are complete and the Measurement & Control Solutions actions are expected to continue through the end of 2022.
During the second quarter of 2022, we also incurred charges of $1 million within the Measurement & Control Solutions segment, related to actions commenced prior to 2021.

Note 4. Income Taxes
Our quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items within periods presented. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction and discrete items.
The income tax provision for the three months ended June 30, 2022 was $24 million resulting in an effective tax rate of 17.5%, compared to a $25 million expense resulting in an effective tax rate of 18.5% for the same period in 2021. The income tax provision for the six months ended June 30, 2022 was $40 million resulting in an effective tax rate of 17.0%, compared to a $52 million expense resulting in an effective tax rate of 20.7% for the same period in 2021. The effective tax rate for the three and six month periods ended June 30, 2022 was lower than the U.S. federal statutory rate primarily due to favorable earnings mix and tax settlement benefits, partially offset by the Global Intangible Low Taxed Income ("GILTI") inclusion.

Unrecognized Tax Benefits
During 2019, Xylem’s Swedish subsidiary received a tax assessment for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. Xylem filed an appeal with the Administrative Court of Vaxjo, which rendered a decision adverse to Xylem in June 2022 for $80 million, consisting of the full tax assessment amount plus penalties and interest. Xylem intends to appeal this decision with the intermediate appellate court, the Administrative Court of Appeal (the “Court”). At this time, management, in consultation with external legal advisors, continues to believe it is more likely than not that Xylem will prevail on the proposed assessment and will continue to vigorously defend our position through the appellate process. The appeal to the Court is expected to take approximately one year; however, there can be no assurance as to the timing of the Court’s decision. Both parties will have the ability to seek appeal of the Court’s decision to the Supreme Administrative Court of Sweden. There can be no assurance that the final determination by the authorities will not be materially different than our position. As of June 30, 2022, we have not recorded any unrecognized tax benefits related to this uncertain tax position.

Note 5. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (in millions)	$112	$113	$194	$200
Shares (in thousands):
Weighted average common shares outstanding	180,123	180,072	180,164	180,162
Add: Participating securities (a)	33	34	29	24
Weighted average common shares outstanding — Basic	180,156	180,106	180,193	180,186
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	438	897	513	845
Dilutive effect of restricted stock units and performance share units	56	346	129	380
Weighted average common shares outstanding — Diluted	180,650	181,349	180,835	181,411
Basic earnings per share	$0.62	$0.63	$1.07	$1.11
Diluted earnings per share	$0.62	$0.62	$1.07	$1.10
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Stock options	1,647	1,227	1,491	1,238
Restricted stock units	362	318	346	302
Performance share units	270	345	252	349

Note 6. Inventories
The components of total inventories are summarized as follows:

(in millions)	June 30, 2022	December 31, 2021
Finished goods	$318	$236
Work in process	71	58
Raw materials	463	406
Total inventories	$852	$700

Note 7. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2022 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Balance as of January 1, 2022	$656	$515	$1,621	$2,792
Activity in 2022
Foreign currency and other	(19)	(15)	(44)	(78)
Balance as of June 30, 2022	$637	$500	$1,577	$2,714

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	June 30, 2022			December 31, 2021
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$914	$(473)	$441	$929	$(456)	$473
Proprietary technology and patents	198	(144)	54	201	(142)	59
Trademarks	138	(76)	62	141	(72)	69
Software	525	(274)	251	548	(303)	245
Other	20	(18)	2	21	(18)	3
Indefinite-lived intangibles	165	—	165	167	—	167
Other Intangibles	$1,960	$(985)	$975	$2,007	$(991)	$1,016
Amortization expense related to finite-lived intangible assets was $32 million and $62 million for the three and six-month periods ended June 30, 2022, respectively, and $33 million and $65 million for the three and six month periods ended June 30, 2021, respectively.

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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $278 million and $301 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, purchase U.S. Dollar and sell Canadian Dollar, sell Canadian Dollar and purchase Euro, sell Australian Dollar and purchase Euro, and to purchase Polish Zloty and sell Euro. The purchased notional amounts associated with these currency derivatives are $112 million, $83 million, $30 million, $15 million, $14 million, $13 million and $11 million, respectively. As of December 31, 2021 the purchased notional amounts associated with these currency derivatives are $130 million, $88 million, $31 million, $14 million, $14 million, $13 million and $11 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross-Currency Swaps
Beginning in 2015, we entered into cross-currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019, third quarter of 2020, and second quarter of 2022 we entered into additional cross-currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $1,587 million and $1,151 million as of June 30, 2022 and December 31, 2021, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023.
On June 2, 2022, we de-designated the entirety of the outstanding balance of the €500 million 2.250% Senior Notes, or $533 million from the net investment hedge relationship. Previously, the entirety of the outstanding balance, or $563 million as of December 31, 2021, net of unamortized discount, was designated as a hedge of a net investment in certain foreign subsidiaries.
Fair Value Hedges of Foreign Exchange Risk
The de-designation of our 2.250% Senior Notes of €500 million resulted in exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We use currency forward agreements to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. Currency forward agreements involve fixing the foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date.
On June 2, 2022, we entered into a currency forward agreement with a total notional amount of €500 million, designating the agreement as a fair value hedge of our Euro denominated notes. As of June 30, 2022, the total notional amount of the fair value hedge was $522 million.

Effectiveness of derivatives designated as fair value hedges is assessed using the spot method. The changes in the fair value of these derivatives due to movements in spot exchange rates are recorded in Selling, general and administrative Expenses. Changes in the fair value of the 2.250% Senior Notes of €500 million related to spot exchange rates are also recorded in Selling, general and administrative expenses. Changes in the spot-forward differential and counterparty non-performance risk of the derivatives are excluded from the assessment of hedge effectiveness and will be recognized in Accumulated other comprehensive loss (AOCL). Amounts in AOCL are recognized in earnings, specifically Interest expense, using a systematic and rational method over the life of the hedging instrument.
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain (loss) recognized in OCI	$(13)	$4	$(19)	$(7)
Amount of (gain) loss reclassified from OCI into Revenue	2	1	4	(1)
Amount of (gain) loss reclassified from OCI into Cost of revenue	1	—	1	(1)

Net Investment Hedges
Cross-Currency Swaps
Amount of gain recognized in OCI	$93	$2	$94	$32
Amount of income recognized in Interest expense	7	5	13	10
Foreign Currency Denominated Debt
Amount of gain (loss) recognized in OCI	$23	$(6)	$31	$20

Fair Value Hedges
Foreign Exchange Contracts
Amount of gain recognized in OCI	$4	$—	$4	$—
Amount of (loss) recognized in Selling, general and administrative expenses	$(11)	$—	$(11)	$—
Amount recognized in Interest expense	$(1)	$—	$(1)	$—
As of June 30, 2022, $17 million of net losses on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of June 30, 2022, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
As of June 30, 2022, $4 million of net losses on the fair value hedges are expected to be reclassified into earnings in the next 12 months.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.

The fair values of our derivative contracts currently included in our hedging program were as follows:

(in millions)	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Prepaid and other current assets	$1	$—
Net Investment Hedges
Other non-current assets	$77	$8
Liabilities
Cash Flow Hedges
Accrued and other current liabilities	$(14)	$(1)
Net Investment Hedges
Other non-current accrued liabilities	$(1)	$(26)
Fair Value Hedges
Accrued and other current liabilities	$(8)	$—

Our long-term debt, due in 2023, was de-designated from the hedging relationship in June 2022. The fair value of the long-term debt designated as a net investment hedge was $577 million as of December 31, 2021.

Note 9. Accrued and Other Current Liabilities
The components of total Accrued and other current liabilities are as follows:

(in millions)	June 30, 2022	December 31, 2021
Compensation and other employee-benefits	$248	$273
Customer-related liabilities	208	186
Accrued taxes	115	86
Lease liabilities	71	69
Accrued warranty costs	37	40
Other accrued liabilities	103	98
Total accrued and other current liabilities	$782	$752

Note 10. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	June 30, 2022	December 31, 2021
2.250% Senior Notes due 2023 (a)	522	564
3.250% Senior Notes due 2026 (a)	500	500
1.950% Senior Notes due 2028 (a)	500	500
2.250% Senior Notes due 2031 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Debt issuance costs and unamortized discount (b)	(22)	(24)
Total debt	2,400	2,440
Less: short-term borrowings and current maturities of long-term debt	521	—
Total long-term debt	$1,879	$2,440
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2023 was $525 million and $577 million as of June 30, 2022 and December 31, 2021, respectively. The fair value of our Senior Notes due 2026 was $487 million and $537 million as of June 30, 2022 and December 31, 2021 respectively. The fair value of our Senior Notes due 2028 was $446 million and $497 million as of June 30, 2022 and December 31, 2021, respectively. The fair value of our Senior Notes due 2031 was $419 million and $496 million as of June 30, 2022 and December 31, 2021, respectively. The fair value of our Senior Notes due 2046 was $367 million and $481 million as of June 30, 2022 and December 31, 2021, respectively.
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
Interest on the Green Bond is payable on January 30 and July 30 of each year. As of June 30, 2022, we are in compliance with all covenants for the Green Bond.
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
Interest on the Senior Notes due 2021 was payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of June 30, 2022, we are in compliance with all covenants for the Senior Notes.
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
The 2019 Credit Facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio (or maximum leverage ratio), which will be based on the last four fiscal quarters; and in addition contains a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2019 Credit Facility also contains customary events of default. Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2019 Credit Facility, subject to certain requirements and conditions set forth in the 2019 Credit Facility. As of June 30, 2022, the 2019 Credit Facility was undrawn and we are in compliance with all revolver covenants.
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $800 million inclusive of the 2019 Credit Facility. As of June 30, 2022 and December 31, 2021, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.
Euro Commercial Paper Program
On June 3, 2019, Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $522 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of June 30, 2022 and December 31, 2021, none of the Company's Euro commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.

Note 11. Post-retirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Domestic defined benefit pension plans:
Service cost	$—	$—	$1	$1
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of net actuarial loss	—	1	1	2
Net periodic benefit cost	$—	$1	$1	$2
International defined benefit pension plans:
Service cost	$4	$3	$7	$7
Interest cost	3	3	7	6
Expected return on plan assets	(3)	(3)	(7)	(7)
Amortization of net actuarial loss	3	4	6	8
Net periodic benefit cost	$7	$7	$13	$14
Total net periodic benefit cost	$7	$8	$14	$16
The components of net periodic benefit cost, other than the service cost component, are included in the line item "Other non-operating expense, net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other post-retirement employee benefit plans was less than $1 million, including net credits recognized into other comprehensive income of less than $1 million, for both the three and six months ended June 30, 2022 and 2021, respectively.
We contributed $10 million and $12 million to our defined benefit plans during the six months ended June 30, 2022 and 2021, respectively. Additional contributions ranging between approximately $7 million and $13 million are expected to be made during the remainder of 2022.
During the first quarter of 2020, the Company purchased a bulk annuity policy with an insurance company for its largest defined benefit plan in the U.K., as a plan asset, to facilitate the termination and buy-out of the plan. The bulk annuity fully insures the benefits payable to the participants of the plan until a full buy-out of the plan can be executed, which is expected to occur in 2022.

Note 12. Equity
The following table shows the changes in stockholders' equity for the six months ended June 30, 2022:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2022	$2	$2,089	$2,154	$(371)	$(656)	$8	$3,226
Net income	—	—	82	—	—	—	82
Other comprehensive loss, net	—	—	—	(6)	—	—	(6)
Dividends declared ($0.30 per share)	—	—	(55)	—	—	—	(55)
Stock incentive plan activity	—	10	—	—	(6)	—	4
Repurchase of common stock	—	—	—	—	(45)	—	(45)
Balance at March 31, 2022	$2	$2,099	$2,181	$(377)	$(707)	$8	$3,206
Net income	—	—	112	—	—	—	112
Other comprehensive income, net	—	—	—	(71)	—	—	(71)
Dividends declared ($0.30 per share)	—	—	(55)	—	—	—	(55)
Stock incentive plan activity	—	12	—	—	(1)	—	11
Balance at June 30, 2022	$2	$2,111	$2,238	$(448)	$(708)	$8	$3,203

The following table shows the changes in stockholders' equity for the six months ended June 30, 2021:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2021	$2	$2,037	$1,930	$(413)	$(588)	$8	$2,976
Other	—	—	—	—	—	1	1
Net income	—	—	87	—	—	—	87
Other comprehensive loss, net	—	—	—	(13)	—	—	(13)
Dividends declared ($0.28 per share)	—	—	(50)	—	—	—	(50)
Stock incentive plan activity	—	12	—	—	(7)	—	5
Repurchase of common stock	—	—	—	—	(60)	—	(60)
Balance at March 31, 2021	$2	$2,049	$1,967	$(426)	$(655)	$9	$2,946
Net income	—	—	113	—	—	—	113
Other comprehensive income, net	—	—	—	28	—	—	28
Dividends declared ($0.28 per share)	—	—	(51)	—	—	—	(51)
Stock incentive plan activity	—	14	—	—	(1)	—	13
Balance at June 30, 2021	$2	$2,063	$2,029	$(398)	$(656)	$9	$3,049

Note 13. Share-Based Compensation Plans
Share-based compensation expense was $9 million and $18 million during the three and six months ended June 30, 2022, respectively, and $8 million and $17 million during the three and six months ended June 30, 2021, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $9 million, $35 million and $17 million, respectively, at June 30, 2022 and is expected to be recognized over a weighted average period of 2.0, 2.1 and 2.4 years, respectively. The amount of cash received from the exercise of stock options was $3 million and $9 million for the six months ended June 30, 2022 and 2021, respectively.
Stock Option Grants
The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2022:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2022	1,827	$64.12	6.1	102
Granted	306	86.76
Exercised	(58)	48.07
Forfeited and expired	(20)	90.49
Outstanding at June 30, 2022	2,055	$67.69	6.2	$32
Options exercisable at June 30, 2022	1,432	$59.14	5.1	$30
Vested and expected to vest as of June 30, 2022	1,980	$66.91	6.1	$31
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the six months ended June 30, 2022 was $2.1 million.
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

Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the six months ended June 30, 2022. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2022	484	$88.47
Granted	323	86.42
Vested	(215)	84.40
Forfeited	(26)	91.34
Outstanding at June 30, 2022	566	$88.72

ROIC Performance Share Unit Grants
The following is a summary of Return on Invested Capital ("ROIC") performance share unit grants for the six months ended June 30, 2022. The fair value of the ROIC performance share units is equal to the closing share price on the date of the grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2022	177	$84.84
Granted	35	86.76
Forfeited (a)	(59)	75.49
Outstanding at June 30, 2022	153	$88.89
(a) Includes ROIC performance share unit awards forfeited during the period as a result of the final performance condition not being achieved on vest date.

TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the six months ended June 30, 2022:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2022	177	$102.96
Granted	70	71.14
Adjustment for Market Condition Achieved (a)	22	89.62
Vested	(75)	89.62
Forfeited	(7)	87.54
Outstanding at June 30, 2022	187	$100.64
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

Volatility	33.3%
Risk-free interest rate	1.44%

Revenue Performance Share Unit Grants
The following is a summary of our Revenue performance share unit grants for the six months ended June 30, 2022:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2022	—	$—
Granted	35	86.76
Forfeited	(1)	86.76
Outstanding at June 30, 2022	34	$86.76
The fair value of the Revenue performance share unit awards is determined using the closing price of our common stock on date of grant. The shares will vest contingent upon the achievement of a pre-set, three-year Revenue target.

Note 14. Capital Stock
For the three and six months ended June 30, 2022, the Company repurchased less than 0.1 million shares of common stock for $0.5 million and approximately 0.6 million shares of common stock for $52 million, respectively. For the three and six months ended June 30, 2021, the Company repurchased less than 0.1 million shares of common stock for $1 million and approximately 0.7 million shares of common stock for $68 million, respectively Repurchases include both share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under the program for the three months ended June 30, 2022. For the six months ended June 30, 2022, we repurchased 0.5 million shares for approximately $46 million. There were no shares repurchased under the program for the three months ended June 30, 2021. For the six months ended June 30, 2021, we repurchased 0.6 million shares for approximately $60 million. There are up to $182 million in shares that may still be purchased under this plan as of June 30, 2022.
Aside from the aforementioned repurchase program, we repurchased less than 0.1 million shares and approximately 0.1 million shares for less than $1 million and approximately $6 million for the three and six months ended June 30, 2022, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. Likewise, we repurchased less than 0.1 million shares and approximately 0.1 million shares for $1 million and $8 million for the three and six months ended June 30, 2021, respectively.

Note 15. Accumulated Other Comprehensive Loss
The following table provides the components of Accumulated other comprehensive loss for the six months ended June 30, 2022:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2022	$(101)	$(268)	$(2)	$(371)
Foreign currency translation adjustment	(3)	—	—	(3)
Tax on foreign currency translation adjustment	(2)	—	—	(2)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net	—	4	—	4
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(6)	(6)
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	2	2
Balance at March 31, 2022	$(106)	$(265)	$(6)	$(377)
Foreign currency translation adjustment	(41)	—	—	(41)
Tax on foreign currency translation adjustment	(28)	—	—	(28)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net	—	4	—	4
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized gain on derivative hedge agreements	—	—	(9)	(9)
Income tax benefit on unrealized gain on derivative hedge agreements	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	2	2
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at June 30, 2022	$(175)	$(262)	$(11)	$(448)

The following table provides the components of accumulated other comprehensive loss for the six months ended June 30, 2021:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2021	$(86)	$(330)	$3	$(413)
Foreign currency translation adjustment	10	—	—	10
Tax on foreign currency translation adjustment	(14)	—	—	(14)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net	—	5	—	5
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(11)	(11)
Income tax benefit on unrealized loss on derivative hedge agreements	—	—	1	1
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(2)	(2)
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(1)	(1)
Balance at March 31, 2021	$(90)	$(326)	$(10)	$(426)
Foreign currency translation adjustment	19	—	—	19
Tax on foreign currency translation adjustment	1	—	—	1
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net	—	5	—	5
Income tax impact on amortization of post-retirement benefit plan items	—	(2)	—	(2)
Unrealized gain on derivative hedge agreements	—	—	4	4
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	1	1
Balance at June 30, 2021	$(70)	$(323)	$(5)	$(398)

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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $4 million as of June 30, 2022 and December 31, 2021 for these general legal matters.

Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of June 30, 2022 and December 31, 2021, the amount of surety bonds, bank guarantees, insurance letters of credit, stand-by letters of credit as well as revenue and customs guarantees was $447 million and $415 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million and $3 million as of June 30, 2022 and December 31, 2021 for environmental matters.
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
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. The table below provides changes in the combined current and non-current product warranty accruals over each period:

(in millions)	2022	2021
Warranty accrual – January 1	$57	$65
Net charges for product warranties in the period	11	17
Settlement of warranty claims	(12)	(18)
Foreign currency and other	(2)	(1)
Warranty accrual - June 30	$54	$63

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

The accounting policies of each segment are the same as those described in the Summary of Significant Accounting Policies section of Note 1 in the 2021 Annual Report. The following table contains financial information for each reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Revenue:
Water Infrastructure	$589	$569	$1,122	$1,078
Applied Water	429	414	854	807
Measurement & Control Solutions	346	368	660	722
Total	$1,364	$1,351	$2,636	$2,607
Operating Income (Loss):
Water Infrastructure	$108	$93	$182	$164
Applied Water	61	64	120	130
Measurement & Control Solutions	(5)	13	(15)	22
Corporate and other	(18)	(10)	(30)	(23)
Total operating income	$146	$160	$257	$293
Interest expense	$12	$21	$25	$42
Other non-operating income, net	2	(3)	1	(1)
Gain from sale of business	—	2	1	2
Income before taxes	$136	$138	$234	$252
Depreciation and Amortization:
Water Infrastructure	$14	$13	$27	$26
Applied Water	5	6	10	12
Measurement & Control Solutions	34	37	68	73
Regional selling locations (a)	4	4	9	9
Corporate and other	2	2	4	4
Total	$59	$62	$118	$124
Capital Expenditures:
Water Infrastructure	$13	$13	$30	$24
Applied Water	5	3	8	7
Measurement & Control Solutions	21	20	43	41
Regional selling locations (b)	5	5	10	8
Corporate and other	2	—	4	—
Total	$46	$41	$95	$80
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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Additionally, many of these risks and uncertainties are, and may continue to be, amplified by impacts from the war between Russia and Ukraine, as well as the ongoing coronavirus (“COVID-19”) pandemic and related macroeconomic conditions (including inflation). Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include, among others, the following: the impact of overall industry and general economic conditions, including industrial, governmental, and public and private sector spending and the strength of the residential and commercial real estate markets, on economic activity and our operations; geopolitical events, including the war between Russia and Ukraine, and regulatory, economic and other risks associated with our global sales and operations, including with respect to domestic content requirements applicable to projects with governmental funding; continued uncertainty around the ongoing COVID-19 pandemic’s magnitude, duration and impacts on our business, operations, growth, and financial condition; actual or potential other epidemics, pandemics or global health crises; availability, shortage or delays in receiving electronic components (in particular, semiconductors), parts, and raw materials from our supply chain; manufacturing and operating cost increases due to macroeconomic conditions, including inflation, supply chain shortages, logistics challenges, tight labor markets, prevailing price changes, tariffs and other factors; demand for our products; disruption, competition or pricing pressures in the markets we serve; cybersecurity incidents or other disruptions of information technology systems on which we rely, or involving our products; disruptions in operations at our facilities or that of third parties upon which we rely; ability to retain and attract senior management and other diverse and key talent, as well as competition for overall talent and labor; difficulty predicting our financial results; defects, security, warranty and liability claims, and recalls with respect to products; availability, regulation or interference with radio spectrum used by certain of our products; uncertainty related to restructuring and realignment actions and related charges and savings; our ability to continue strategic investments for growth; our ability to successfully identify, execute and integrate acquisitions; volatility in served markets or impacts on business and operations due to weather conditions, including the effects of climate change; fluctuations in foreign currency exchange rates; our ability to borrow or refinance our existing indebtedness and uncertainty around the availability of liquidity sufficient to meet our needs; risk of future impairments to goodwill and other intangible assets; failure to comply with, or changes in, laws or regulations, including those pertaining to anti-corruption, data privacy and security, export and import, competition, and the environment and climate change; changes in our effective tax rates or tax expenses; legal, governmental or regulatory claims, investigations or proceedings and associated contingent liabilities; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Annual Report") and in subsequent filings we make with the Securities and Exchange Commission (“SEC”).
Forward-looking and other statements in this Report regarding our environmental and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or are required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking social, environmental and sustainability related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. All forward-looking statements made herein are based on information currently available to us as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

COVID-19 Pandemic Update and Related Macroeconomic Impacts
Given the magnitude and duration of the COVID-19 pandemic and its prolonged economic consequences, it has become more difficult to distinguish specific aspects of our operational and financial performance that are most directly related to the pandemic from those more broadly influenced by ongoing macroeconomic, market and industry dynamics that may be, to varying degrees, related to the pandemic and its consequences.

Our markets and operations have largely demonstrated resilience against the effects of the pandemic. However, we have experienced, and may continue to experience, shortages in the supply of components, including electronics, particularly semiconductors ("chips"), parts and raw materials. For example, China has adopted and continues to rely upon a “zero-COVID” policy pursuant to which it has declared a number of total and partial lockdowns in cities throughout China that has, and may continue to adversely affect the global supply chain. As a result of these measures, our production facilities located in China have experienced, and may continue to experience in the future, reduced production levels.

To counteract the ongoing impacts on our supply chain, we are taking various actions, including building inventory to support backlog execution, qualifying alternative supply chains and redesigning our products. We expect chip supply to modestly improve in each successive quarter in 2022.

We have also experienced, and continue to experience, increased inflation, freight and logistics costs, and are engaging in various mitigation strategies, including enhanced price realization efforts.

We continue to assess the evolving nature of the pandemic and related macroeconomic impacts on our business, employees, supply chain, customers and communities, and take appropriate actions in an effort to mitigate adverse consequences.

Risk related to the pandemic, supply chain and macroeconomic issues, including inflation, are described in further detail under "Item 1A. Risk Factors" in the Company's 2021 Annual Report.
Executive Summary
Xylem reported revenue for the second quarter of 2022 of $1,364 million, an increase of 1.0% compared to $1,351 million reported in the second quarter of 2021. On a constant currency basis, revenue increased by $73 million, or 5.4%, driven by organic revenue growth in the Applied Water and Water Infrastructure segments, partially offset by organic declines in Measurement & Control Solutions. These results were driven by organic growth in the industrial, residential and utilities end markets, partially offset by organic declines in commercial.
We generated operating income of $146 million (margin of 10.7%) during the second quarter of 2022, as compared to $160 million (margin of 11.8%) in 2021. Operating income in the second quarter of 2022 included an unfavorable impact from increased restructuring and realignment costs of $2 million as compared to the second quarter of 2021, as well as an increase in special charges of $1 million. Excluding the impact of these items, adjusted operating income was $155 million (adjusted margin of 11.4%) during the second quarter of 2022 as compared to $166 million (adjusted margin of 12.3%) in 2021. The decrease in adjusted operating margin was primarily due to cost inflation, increased spending on strategic investments and some unfavorable mix. These impacts were partially offset by strong price realization and productivity savings.
Additional financial highlights for the quarter ended June 30, 2022 include the following:
•Orders of $1,684 million, up 1.4% from $1,660 million in the prior year, and up 5.8% on an organic basis.
•Earnings per share of $0.62, flat compared to prior year ($0.66, flat versus prior year, on an adjusted basis).
•Net income as a percent of revenue of 8.2%, down 20 basis points compared to 8.4% in the prior year. EBITDA margin of 15.1%, down 110 basis points when compared to 16.2% in the prior year (16.6% on an adjusted basis, down 70 basis points)
•Net cash flow used in operating activities of $32 million for the six months ended June 30, 2022, a decrease of $174 million during the same period of the prior year. Negative free cash flow of $63 million, down $189 million from the prior year.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions, except for per share data)	2022		2021		2022		2021
Net income & Earnings per share	$112	$0.62	$113	$0.62	$194	$1.07	$200	$1.10
Restructuring and realignment, net of tax of $2 and $3 for 2022 and $1 and $3 for 2021	6	0.03	5	0.03	9	0.06	11	0.06
Special charges, net of tax of $0 and $1 for 2022 and $1 and $1 for 2021	3	0.02	2	0.01	4	0.02	5	0.03
Tax-related special items	(1)	(0.01)	1	0.01	(2)	(0.01)	7	0.04
Gain from sale of business, net of tax of $0 for 2022	—	—	(2)	(0.01)	(1)	(0.01)	(2)	—
Adjusted net income & Adjusted earnings per share	$120	$0.66	$119	$0.66	$204	$1.13	$221	$1.23

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

	Six Months Ended
	June 30,
(In millions)	2022	2021
Net cash provided by operating activities	$32	$206
Capital expenditures	(95)	(80)
Free cash flow	$(63)	$126
Net cash used in investing activities	$(84)	$(69)
Net cash used in financing activities	$(158)	$(162)

2022 Outlook

We are updating our total revenue growth to be in the range of 3% to 5% in 2022, with organic revenue growth anticipated to be in the range of 8% to 10%. The following is a summary of our organic revenue outlook by end markets:

•Utilities revenue was flat through the first half of the year on an organic basis driven by strength in western Europe and tempered growth in North America offset by weakness in the emerging markets. For 2022, we expect organic revenue growth in the mid-single-digit range, as utilities remain focused on mission-critical applications in wastewater and operational activity and demand continues to be healthy and resilient. We expect uneven growth from China and India as multi-year government funding programs are deployed. On the clean water side, the timing of large project deployments has been impacted by the global shortage of electronic components. We anticipate that with modest easing of chip shortages, these deployments will ramp up based on our strong backlog position and orders momentum. Additionally, we can expect continued momentum in the global test and treatment markets and rising demand, and focus on pipeline assessment services.
•Industrial revenue increased by approximately 11% through the first half of the year on an organic basis driven by strength across all major geographic regions. For 2022, we expect organic revenue growth in the high-single-digit to low-double-digit range based on steady global demand. We continue to see robust growth in our dewatering business, especially in the emerging markets. In the U.S. and western Europe, we expect sustained demand in light industrial activity reflecting our strong orders and backlog, and considerable traction from new product introductions and large account activity in western Europe.
•In the commercial markets, organic revenue for the first half of the year increased by approximately 4% driven by western Europe and the U.S. For 2022, we expect organic revenue growth in the mid-single to high-single digit range. We expect solid replacement business and new product introductions in the U.S. and Europe. We also expect modest share gains, with demand for eco-friendly products supported by increase in funding for green buildings in Europe.
•In the residential markets, organic revenue increased by approximately 14% through the first half of the year driven by strength in the U.S. growth and western Europe, marginally offset by weakness in the emerging markets. This market is primarily driven by solid replacement revenue serviced through our distribution network. For 2022, we expect double-digit organic revenue growth. We anticipate activity to remain healthy from increased residential users in the U.S. and western Europe.

We will continue to strategically execute restructuring and realignment actions in an effort to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. During 2022, we expect to incur approximately $20 million and $25 million in restructuring and realignment costs.

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2022	2021	Change		2022	2021	Change
Revenue	$1,364	$1,351	1.0%		$2,636	$2,607	1.1%
Gross profit	520	520	—%		987	1,010	(2.3)%
Gross margin	38.1%	38.5%	(40)	bp	37.4%	38.7%	(130)	bp
Total operating expenses	374	360	3.9%		730	717	1.8%
Expense to revenue ratio	27.4%	26.6%	80	bp	27.7%	27.5%	20	bp
Restructuring and realignment costs	8	6	33.3%		12	14	(14.3)%
Special charges	1	—	NM	%	2	2	—%
Adjusted operating expenses	365	354	3.1%		716	701	2.1%
Adjusted operating expenses to revenue ratio	26.8%	26.2%	60	bp	27.2%	26.9%	30	bp
Operating income	146	160	(8.8)%		257	293	(12.3)%
Operating margin	10.7%	11.8%	(110)	bp	9.7%	11.2%	(150)	bp
Interest and other non-operating expense, net	10	24	(58.3)%		24	43	(44.2)%
Gain from sale of business	—	2	—		1	2	(50.0)
Income tax expense	24	25	(4.0)%		40	52	(23.1)%
Tax rate	17.5%	18.5%	(100)	bp	17.0%	20.7%	(370)	bp
Net income	$112	$113	(0.9)%		$194	$200	(3.0)%
NM - Not meaningful change
Revenue
Revenue generated during the three and six months ended June 30, 2022 was $1,364 million and $2,636 million, reflecting increases of $13 million, or 1.0%, and $29 million, or 1.1%, respectively, compared to the same prior year periods. On a constant currency basis, revenue grew 5.4% and 4.7% for the three and six months ended June 30, 2022. The increases on a constant currency basis were driven by organic revenue growth of $76 million and $127 million respectively, reflecting strong organic growth in western Europe and the U.S. for both periods, as the emerging markets were flat for the quarter and a decline for the year-to-date, with the COVID lockdowns mandated by the government in China offsetting organic growth in other parts of the region.
The following table illustrates the impact from organic growth, recent divestitures, and foreign currency translation in relation to revenue during the three and six months ended June 30, 2022:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2021 Revenue	$569		$414		$368		$1,351
Organic Growth	54	9.5%	30	7.2%	(8)	(2.2)%	76	5.6%
Divestitures	—	—%	—	—%	(3)	(0.8)%	(3)	(0.2)%
Constant Currency	54	9.5%	30	7.2%	(11)	(3.0)%	73	5.4%
Foreign currency translation (a)	(34)	(6.0)%	(15)	(3.6)%	(11)	(3.0)%	(60)	(4.4)%
Total change in revenue	20	3.5%	15	3.6%	(22)	(6.0)%	13	1.0%
2022 Revenue	$589		$429		$346		$1,364
(a)Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the British Pound, the Swedish Krona and the Australian Dollar.

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2021 Revenue	$1,078		$807		$722		$2,607
Organic Growth	97	9.0%	70	8.7%	(40)	(5.5)%	127	4.9%
Divestitures	—	—%	—	—%	(5)	(0.7)%	(5)	(0.2)%
Constant Currency	97	9.0%	70	8.7%	(45)	(6.2)%	122	4.7%
Foreign currency translation (a)	(53)	(4.9)%	(23)	(2.9)%	(17)	(2.4)%	(93)	(3.6)%
Total change in revenue	44	4.1%	47	5.8%	(62)	(8.6)%	29	1.1%
2022 Revenue	$1,122		$854		$660		$2,636
(a)Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the British Pound, the Swedish Krona and the Australian Dollar.
Water Infrastructure
Water Infrastructure revenue increased $20 million, or 3.5%, for the second quarter of 2022 (9.5% increase on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $34 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $54 million. Organic growth for the quarter was driven by strength in both the industrial and utility end markets. The industrial end market had organic growth across all major geographic regions, with particular strength in western Europe where we benefited from price realization and strong backlog execution, as well as strong dewatering demand in the emerging markets. The utilities end market also experienced organic growth led by strength in the U.S. driven by strong backlog and order intake execution, as well as good price realization, and in western Europe where we saw strong demand in utilities' capital spending. Strength in the utilities end market was partially offset by weakness in the emerging markets, mostly due to the negative impact of continued COVID lockdowns in China early on in the quarter.
From an application perspective, organic revenue growth for the second quarter was primarily driven by our transport applications reflecting strong revenue growth across all major geographies, with particular strength in the U.S., where we executed on a strong backlog, experienced solid price realization and healthy order intake, and in western Europe from solid price realization and increased demand in utility capital projects. We also experienced solid growth in emerging markets where Africa and Latin America benefited from robust mining and rental demand in our dewatering business. Organic revenue for the treatment application was also up modestly for the quarter, driven by healthy market conditions and solid backlog execution in western Europe and the U.S., partially offset by the negative impact in China as a result of the COVID lockdowns early in the quarter.
For the six months ended June 30, 2022, revenue increased $44 million, or 4.1% (9.0% increase on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $53 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $97 million. Organic growth for the period was driven by strength in both the industrial and utility end markets. The industrial end market had organic growth across all major geographies, with particular strength in western Europe, Latin America and the U.S. The utilities end market also experienced organic growth led by strength in the U.S. and western Europe, bolstered by strong price realization, solid backlog execution and timing of projects as compared to prior year; which was partially offset by weakness in the emerging markets, primarily due to the negative impact of continued COVID lockdowns in China.
From an application perspective, organic revenue growth during the six-month period was driven almost entirely by our transport applications. Transport experienced strong revenue growth the U.S., where we executed on a strong backlog and experienced solid price realization, and in western Europe from solid price realization and strong utility project backlog execution. The emerging markets had strong growth in dewatering from mining demand in Latin America and Africa, which was partially offset by declines in China due to COVID lockdowns. Organic revenue for the treatment application was also up modestly for the period, as revenue growth from project deliveries and strong backlog execution in western Europe and the U.S. more than offset the negative impact in China as a result of the continued COVID lockdowns.

Applied Water
Applied Water revenue increased $15 million, or 3.6%, for the second quarter of 2022 (7.2% increase on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $15 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $30 million, driven by strength in the industrial and residential end markets, partially offset by modest declines in the commercial end market. Organic revenue growth in the second quarter was led by strength in the industrial water application in the U.S. where we benefited from price realization and strong backlog execution, and in western Europe where we benefited from investments that drove strong growth in manufacturing output. Residential building services also grew organically during the quarter, primarily from price realization and strong backlog execution in the U.S., partially offset by declines in China impacted by COVID related project delays. Organic growth for the quarter was partially offset by the declines in the commercial building services application in the U.S., impacted by supply constraints more than offsetting the growth in western Europe due to healthy order intake and stocking by distributors.
For the six months ended June 30, 2022, revenue increased $47 million, or 5.8% (8.7% increase on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $23 million of foreign currency translation during the six month period, with the change at constant currency coming entirely from organic growth of $70 million. Organic growth during the period was driven by strength in every end market and across all major geographic regions, with particular strength in the U.S. and western Europe. Organic revenue growth during the six month period was led by strength in the industrial water application in the U.S. where we benefited from price realization and strong backlog execution, and in western Europe, driven by healthy order intake. The residential building services application also grew organically during the period, primarily in the U.S. driven by price realization and strong backlog execution. Commercial building services also grew organically during the period, particularly in western Europe due to distributors maintaining higher stock levels, and in the U.S. where we benefited from price realization and strong backlog execution.
Measurement & Control Solutions
Measurement & Control Solutions revenue decreased $22 million, or 6.0%, for the second quarter of 2022 (3.0% decrease on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $11 million of foreign currency translation, with the change at constant currency coming from an organic decline of $8 million and reduced revenue related to divestiture impacts of $3 million. Organic weakness in the quarter was driven by declines in the utility end markets in the U.S. and western Europe while the emerging markets remained relatively flat as compared to the prior year. The industrial end market experienced modest growth.
From an application perspective, organic revenue decline during the quarter was driven by declines in the energy applications, in the U.S. as a result of continued electronic component shortages affecting our smart metering business. The water applications had modest growth in the emerging markets where we executed on strong backlog.
For the six months ended June 30, 2022, revenue decreased $62 million, or 8.6% (6.2% decrease on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $17 million of foreign currency translation, with the change at constant currency coming from an organic decline of $40 million and reduced revenue related to divestiture impacts of $5 million. Organic weakness in the period was driven by declines in the utility end market across all major geographic regions, primarily driven by electronic component shortages which more than offset modest growth in the industrial end market.
From an application perspective, organic revenue declined during the six-month period driven by weakness in both the energy and water applications, primarily in the U.S. as a result of continued electronic component shortages affecting our smart metering business. Declines in the water applications were slightly offset by modest growth in the emerging markets from strong backlog execution in our test business.

Orders / Backlog
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business. Orders received during the second quarter of 2022 were $1,684 million, an increase of $24 million, or 1.4%, over the prior year (5.5% increase on a constant currency basis). Orders received during the six months ended June 30, 2022 were $3,399 million, an increase of $201 million, or 6.3%, over the prior year (9.6% increase on a constant currency basis). Order intake was negatively impacted by $67 million and $107 million of foreign currency translation for the three and six months ended June 30, 2022, respectively.
The following table illustrates the impact from organic growth, recent divestitures, and foreign currency translation in relation to orders during the three and six months ended June 30, 2022:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2021 Orders	$639		$486		$535		$1,660
Organic Growth	134	21.0%	9	1.9%	(47)	(8.8)%	96	5.8%
Divestitures	—	—%	—	—%	(5)	(0.9)%	(5)	(0.3)%
Constant Currency	134	21.0%	9	1.9%	(52)	(9.7)%	91	5.5%
Foreign currency translation (a)	(42)	(6.6)%	(15)	(3.1)%	(10)	(1.9)%	(67)	(4.0)%
Total change in orders	92	14.4%	(6)	(1.2)%	(62)	(11.6)%	24	1.4%
2022 Orders	$731		$480		$473		$1,684
(a)Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the British Pound, the Swedish Krona and the Australian Dollar.

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2021 Orders	$1,250		$963		$985		$3,198
Organic Growth	207	16.6%	47	4.9%	65	6.6%	319	10.0%
Divestitures	—	—%	—	—%	(11)	(1.1)%	(11)	(0.4)%
Constant Currency	207	16.6%	47	4.9%	54	5.5%	308	9.6%
Foreign currency translation (a)	(66)	(5.3)%	(25)	(2.6)%	(16)	(1.6)%	(107)	(3.3)%
Total change in orders	141	11.3%	22	2.3%	38	3.9%	201	6.3%
2022 Orders	$1,391		$985		$1,023		$3,399
(a)Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the British Pound, the Swedish Krona and the Australian Dollar.

Water Infrastructure
Water Infrastructure segment orders increased $92 million, or 14.4%, to $731 million (21.0% on a constant currency basis) for the second quarter of 2022 as compared to the prior year. Order growth for the quarter was negatively impacted by $42 million of foreign currency translation. The order increase on a constant currency basis in the quarter was driven by organic order growth in our transport applications across all major geographic regions, primarily in the U.S., where we benefited from strong market demand and large infrastructure projects. Transport also had organic order growth in western Europe, where we saw healthy demand and capital spending from utility customers and in emerging markets, primarily from continued mining demand in Africa. For the treatment application, organic orders declined in the quarter, primarily due to in weakness in the emerging markets from the impact of COVID lockdowns in China.

For the six months ended June 30, 2022, orders increased $141 million, or 11.3%, to $1,391 million (16.6% on a constant currency basis) as compared to the prior year. Order growth for the period was negatively impacted by $66 million of foreign currency translation. Organic orders increased during the period as strength in the transport applications came primarily from the U.S. where we benefited from strong market demand, large infrastructure projects and mining demand for the dewatering business. There was also order growth from water utility customers in western Europe and dewatering demand in the emerging markets coming from Africa and Latin America, partially offset by order declines in India where there was a large project order in the prior year, and China impacted by the COVID lockdowns. The treatment application saw a decrease in orders due to the prolonged COVID lockdowns in China, which more than offset project order wins in western Europe in the period.
Applied Water
Applied Water segment orders decreased $6 million, or 1.2%, to $480 million (1.9% increase on a constant currency basis) for the second quarter of 2022 as compared to the prior year. Order growth for the quarter was negatively impacted by $15 million of foreign currency translation. The order increase on a constant currency basis was driven by strength across all major geographic regions, primarily the emerging markets where we saw strong project orders in Africa and distributor order strength in India.
For the six months ended June 30, 2022, orders increased $22 million, or 2.3%, to $985 million (4.9% increase on a constant currency basis) as compared to the prior year. Order growth for the period was negatively impacted by $25 million of foreign currency translation. The order increase on a constant currency basis was driven by strength across all major geographic regions. This reflects demand and timing of orders to address longer lead times in the U.S and western Europe, and strong project orders in the emerging markets.
Measurement & Control Solutions
Measurement & Control Solutions segment orders decreased $62 million, or 11.6%, to $473 million (9.7% decrease on a constant currency basis) for the second quarter of 2022 as compared to the prior year. Order weakness for the quarter was negatively impacted by $10 million of foreign currency translation and reduced orders related to divestiture impacts of $5 million. The order decrease on a constant currency basis consisted primarily of organic order declines of $47 million, or (8.8)%. Organic orders for the quarter decreased in water applications, primarily driven by moderation of the early increased demand and advanced ordering to address electronic component shortages that we benefited from in the prior year and lapping of large prior year orders for metrology projects in the U.S. and western Europe. This decline was partially offset by strength in the energy applications driven by continued orders to mitigate electronic component shortages and longer lead times.
For the six months ended June 30, 2022, orders increased $38 million or 3.9%, to $1,023 million (5.5% increase on a constant currency basis) as compared to the prior year. Order growth for the period was negatively impacted by $16 million of foreign currency translation and reduced orders related to divestiture impacts of $11 million. The order increase on a constant currency basis consisted primarily of organic order growth of $65 million, or 6.6%. Organic orders for the period increased in the energy application, primarily driven by demand and continued advanced ordering to address electronic component shortages. This increase was offset by weakness in the water application driven by the moderation of early orders to mitigate electronic component shortages and longer lead times that drove order growth in the prior year, as well as modest order growth in our test application.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays occur from time to time. Total backlog was $3,757 million at June 30, 2022, an increase of $978 million or 35.2%, as compared to June 30, 2021 backlog of $2,779 million, and an increase of $517 million or 16.0%, as compared to December 31, 2021 backlog of $3,240 million, driven by the significant increase in orders in the year. We anticipate that approximately 40% of the backlog at June 30, 2022 will be recognized as revenue in the remainder of 2022. There were no significant order cancellations during the quarter.

Gross Margin
Gross margin as a percentage of revenue decreased 40 and 130 basis points to 38.1% and 37.4% for the three and six months ended June 30, 2022, as compared to 38.5% and 38.7% for the comparative 2021 period. The gross margin decrease for the quarter was primarily driven by cost inflation, as well as increased spending on strategic investments and unfavorable mix. These impacts were partially offset by price realization, productivity savings and net favorable impacts from exchange rate movements. The gross margin decrease for the six month period was primarily driven by cost inflation, as well as increased spending on strategic investments and unfavorable mix. These impacts were partially offset by price realization, productivity savings and net favorable impacts from foreign exchange rate movements.
Operating Expenses
The following table presents operating expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2022	2021	Change		2022	2021	Change
Selling, general and administrative expenses ("SG&A")	$314	$304	3.3%		$618	$605	2.1%
SG&A as a % of revenue	23.0%	22.5%	50	bp	23.4%	23.2%	20	bp
Research and development expenses ("R&D")	53	53	—%		105	103	1.9%
R&D as a % of revenue	3.9%	3.9%	—	bp	4.0%	4.0%	—	bp
Restructuring and asset impairment charges	7	3	133.3%		7	9	(22.2)%
Operating expenses	$374	$360	3.9%		$730	$717	1.8%
Expense to revenue ratio	27.4%	26.6%	80	bp	27.7%	27.5%	20	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses increased by $10 million to $314 million, or 23.0% of revenue, in the second quarter of 2022, as compared to $304 million, or 22.5% of revenue, in the comparable 2021 period; and increased by $13 million to $618 million, or 23.4% of revenue, in the six months ended June 30, 2022, as compared to $605 million, or 23.2% of revenue, in the comparable 2021 period. Revenue growth driven by favorable price realization was slightly higher than SG&A increases resulting in a slightly lower SG&A as a percentage of sales. Cost increases in the quarter were driven by increased spending on strategic investments and logistics costs, partially offset by cost reductions from our productivity, restructuring and other cost savings initiatives. Cost increases in the first half of the year were driven by increased spending on strategic investments partially offset by cost reductions from our productivity, restructuring and other cost savings initiatives.
Research and Development ("R&D") Expenses
R&D expense was $53 million, or 3.9% of revenue, in the second quarter of 2022, as compared to $53 million, or 4.0% of revenue in the second quarter of 2021; and was $105 million, or 4.0% of revenue, in the six months ended June 30, 2022, as compared to $103 million, or 4.0% of revenue, in the comparable 2021 period. The decrease in R&D as a percent of revenue for the quarter was primarily driven by timing of spending on strategic investments.

Restructuring and Asset Impairment Charges
Restructuring
During the three and six months ended June 30, 2022, we incurred restructuring charges of $6 million. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount across all segments.
During the three and six months ended June 30, 2021, we recognized restructuring charges of $3 million and $8 million, respectively, of which $2 million and $6 million relate to actions previously announced in 2020. These charges included reduction of headcount across all segments and asset impairments within our Measurement & Control Solutions segment.

The following is a roll-forward for the six months ended June 30, 2022 and 2021 of employee position eliminations associated with restructuring activities:

	2022	2021
Planned reductions - January 1	60	319
Additional planned reductions	69	72
Actual reductions and reversals	(48)	(202)
Planned reductions - June 30	81	189
The following table presents expected restructuring spend in 2022 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total

Actions Commenced in 2022:
Total expected costs	$2	$1	$3	$—	$6
Costs incurred during Q1 2022	—	—	—	—	—
Costs incurred during Q2 2022	2	1	2	—	5
Total expected costs remaining	$—	$—	$1	$—	$1

Actions Commenced in 2021:
Total expected costs	$3	$—	$1	$—	$4
Costs incurred during 2021	3	—	—	—	3
Costs incurred during Q1 2022	—	—	—	—	—
Costs incurred during Q2 2022	—	—	—	—	—
Total expected costs remaining	$—	$—	$1	$—	$1
The Water Infrastructure, Applied Water and Measurement & Control Solutions actions commenced in 2022 consist primarily of severance charges. The Water Infrastructure and Applied Water actions are complete and the Measurement & Control Solutions actions are expected to continue through the end of 2022.
The Water Infrastructure and Measurement & Control Solutions actions commenced in 2021 consist primarily of severance charges. The Water Infrastructure actions are complete and the Measurement & Control Solutions actions are expected to continue through the end of 2022.
During the second quarter of 2022, we also incurred charges of $1 million within the Measurement & Control Solutions segment, related to actions commenced prior to 2021.
We currently expect to incur between $10 million and $15 million in restructuring costs for the full year. These restructuring charges are primarily related to efforts to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers.
Operating Income and Adjusted EBITDA
Operating income during the second quarter of 2022 was $146 million, reflecting a decrease of 8.8% compared to $160 million in the second quarter of 2021. Operating margin was 10.7% for the second quarter of 2022 versus 11.8% for the comparable period in 2021, a decrease of 110 basis points. Operating margin was negatively impacted by increased restructuring and realignment costs of $2 million as compared to the second quarter of 2021, and an increase in special charges of $1 million. Excluding the impact of these items, adjusted operating income was $155 million with an adjusted operating margin of 11.4% in the second quarter of 2022 as compared to adjusted operating income of $166 million with an adjusted operating margin of 12.3% in the second quarter of 2021. The decrease in adjusted operating margin was primarily due to cost inflation, increased spending on strategic investments and some unfavorable mix. These impacts were partially offset by strong price realization and productivity savings.
Operating income for the six months ended June 30, 2022 was $257 million, reflecting a decrease of 12.3% compared to $293 million in 2021. Operating margin was 9.7% for the six months ended June 30, 2022 versus 11.2% for the comparable period in 2021, a decrease of 150 basis points. Operating margin benefited from a decrease in restructuring and realignment costs of $2 million as compared to 2021. Excluding the impact of these items, adjusted operating income was $271 million with an adjusted operating margin of 10.3% for the six months ended June 30, 2022 as compared to adjusted operating income of $309 million with an adjusted operating margin of 11.9% in 2021. The decrease in adjusted operating margin was impacted by the same dynamics impacting the decrease in adjusted operating margin for the quarter as compared to the prior year.
Adjusted EBITDA was $226 million (adjusted EBITDA margin of 16.6%) during the second quarter of 2022, a decrease of $8 million, or 3.4%, when compared to adjusted EBITDA of $234 million (adjusted EBITDA margin of 17.3%) during the comparable quarter in the prior year. The decrease in adjusted EBITDA margin was primarily due to the same factors impacting operating margin noted above.
Adjusted EBITDA for the six months ended June 30, 2022 was $407 million (adjusted EBITDA margin of 15.4%), a decrease of $42 million, or 9.4%, when compared to adjusted EBITDA of $449 million (adjusted EBITDA margin of 17.2%) during the comparable period in prior year. The decrease in adjusted EBITDA margin was primarily due to the same factors impacting operating margin noted above.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2022	2021	Change		2022	2021	Change
Water Infrastructure
Operating income	$108	$93	16.1%		$182	$164	11.0%
Operating margin	18.3%	16.3%	200	bp	16.2%	15.2%	100	bp
Restructuring and realignment costs	3	4	(25.0)%		4	9	(55.6)%
Adjusted operating income	$111	$97	14.4%		$186	$173	7.5%
Adjusted operating margin	18.8%	17.0%	180	bp	16.6%	16.0%	60	bp
Applied Water
Operating income	$61	$64	(4.7)%		$120	$130	(7.7)%
Operating margin	14.2%	15.5%	(130)	bp	14.1%	16.1%	(200)	bp
Restructuring and realignment costs	2	2	—%		3	3	—%
Special charges	—	—	NM		—	1	NM
Adjusted operating income	$63	$66	(4.5)%		$123	$134	(8.2)%
Adjusted operating margin	14.7%	15.9%	(120)	bp	14.4%	16.6%	(220)	bp
Measurement & Control Solutions
Operating income (loss)	$(5)	$13	(138.5)%		$(15)	$22	168.2%
Operating margin	(1.4)%	3.5%	(490)	bp	(2.3)%	3.0%	(530)	bp
Restructuring and realignment costs	3	—	NM		5	2	150.0%
Special charges	1	—	NM		1	—	NM
Adjusted operating (loss) income	$(1)	$13	(107.7)%		$(9)	$24	137.5%
Adjusted operating margin	(0.3)%	3.5%	(380)	bp	(1.4)%	3.3%	(470)	bp
Corporate and other
Operating loss	$(18)	$(10)	(80.0)%		$(30)	$(23)	30.4%
Special charges	—	—	NM		1	1	—%
Adjusted operating loss	$(18)	$(10)	80.0%		$(29)	$(22)	31.8%
Total Xylem
Operating income	$146	$160	(8.8)%		$257	$293	(12.3)%
Operating margin	10.7%	11.8%	(110)	bp	9.7%	11.2%	(150)	bp
Restructuring and realignment costs	8	6	33.3%		12	14	(14.3)%
Special charges	1	—	—%		2	2	—%
Adjusted operating income	$155	$166	(6.6)%		$271	$309	(12.3)%
Adjusted operating margin	11.4%	12.3%	(90)	bp	10.3%	11.9%	(160)	bp
NM - Not meaningful percentage change

The table below provides a reconciliation of total and each segment's adjusted EBITDA to consolidated EBITDA and net income:

Three Months Ended
June 30, 2022

Net Income					$112
Net Income margin					8.2%
Depreciation					28
Amortization					32
Interest expense, net					10
Income tax expense					24
EBITDA					$206
	Water Infrastructure	Applied Water	Measurement & Control Solutions	Other*	Total
EBITDA	$123	$66	$28	$(11)	$206
Restructuring and realignment	3	2	3	0	8
Share-based compensation	0	1	2	6	9
Special charges	0	0	1	2	3
Adjusted EBITDA	$126	$69	$34	$(3)	$226
Adjusted EBITDA margin	21.4%	16.1%	9.8%	NM	16.6%

* Other includes Regional selling locations, corporate and other items.

Three Months Ended
June 30, 2021

Net Income					$113
Net Income margin					8.4%
Depreciation					29
Amortization					33
Interest expense, net					19
Income tax expense					25
EBITDA					$219
	Water Infrastructure	Applied Water	Measurement & Control Solutions	Other*	Total
EBITDA	$104	$71	$49	$(5)	$219
Restructuring and realignment	4	2	0	0	6
Share-based compensation	0	1	2	5	8
Special charges	0	0	0	3	3
(Gain) loss from sale of business	0	(2)	0	0	(2)
Adjusted EBITDA	$108	$72	$51	$3	$234
Adjusted EBITDA margin	19.0%	17.4%	13.9%	NM	17.3%

* Other includes Regional selling locations, corporate and other items.

2022 versus 2021
	Water Infrastructure	Applied Water	Measurement & Control Solutions	Other*	Total
EBITDA	$19	$(5)	$(21)	$(6)	$(13)
Restructuring and realignment	(1)	0	3	0	2
Share-based compensation	0	0	0	1	1
Special charges	0	0	1	(1)	0
(Gain) loss from sale of business	0	2	0	0	2
Adjusted EBITDA	$18	$(3)	$(17)	$(6)	$(8)
Adjusted EBITDA margin	2.4%	(1.3)%	(4.1)%	NM	(0.7)%

* Other includes Regional selling locations, corporate and other items.

Six Months Ended
June 30, 2022

Net Income					$194
Net Income margin					7.4%
Depreciation					56
Amortization					62
Interest expense, net					21
Income tax expense					40
EBITDA					$373
	Water Infrastructure	Applied Water	Measurement & Control Solutions	Other*	Total
EBITDA	$206	$129	$53	$(15)	$373
Restructuring and realignment	4	3	5	0	12
Share-based compensation	1	2	3	12	18
Special charges	0	0	1	4	5
(Gain) loss from sale of business	0	0	(1)	0	(1)
Adjusted EBITDA	$211	$134	$61	$1	$407
Adjusted EBITDA margin	18.8%	15.7%	9.2%	NM	15.4%

* Other includes Regional selling locations, corporate and other items.

Six Months Ended
June 30, 2021

Net Income					$200
Net Income margin					7.7%
Depreciation					59
Amortization					65
Interest expense, net					38
Income tax expense					52
EBITDA					$414
	Water Infrastructure	Applied Water	Measurement & Control Solutions	Other*	Total
EBITDA	$186	$143	$93	$(8)	$414
Restructuring and realignment	9	3	2	0	14
Share-based compensation	1	2	3	11	17
Special charges	0	1	0	5	6
(Gain) loss from sale of business	0	(2)	0	0	(2)
Adjusted EBITDA	$196	$147	$98	$8	$449
Adjusted EBITDA margin	18.2%	18.2%	13.6%	NM	17.2%

* Other includes Regional selling locations, corporate and other items.

2022 versus 2021
	Water Infrastructure	Applied Water	Measurement & Control Solutions	Other*	Total
EBITDA	$20	$(14)	$(40)	$(7)	$(41)
Restructuring and realignment	(5)	0	3	0	(2)
Share-based compensation	0	0	0	1	1
Special charges	0	(1)	1	(1)	(1)
(Gain) loss from sale of business	0	2	(1)	0	1
Adjusted EBITDA	$15	$(13)	$(37)	$(7)	$(42)
Adjusted EBITDA margin	0.6%	(2.5)%	(4.4)%	NM	(1.8)%

* Other includes Regional selling locations, corporate and other items.
Water Infrastructure
Operating income for our Water Infrastructure segment increased $15 million, or 16.1%, for the second quarter of 2022 compared to the prior year, with operating margin also increasing from 16.3% to 18.3%. Operating margin benefited from a decrease in restructuring and realignment costs of $1 million during the quarter. Excluding these restructuring and realignment costs, adjusted operating income increased $14 million, or 14.4%, with adjusted operating margin increasing from 17.0% to 18.8%. The increase in adjusted operating margin for the quarter was primarily due to strong price realization, productivity savings, net favorable impacts from movements in exchange rates as well as modest favorability from volume and mix. These items were partially offset by cost inflation and increased spending on strategic investments.
For the six months ended June 30, 2022, operating income for our Water Infrastructure segment increased $18 million, or 11.0%, as compared to the prior year, with operating margin also increasing from 15.2% to 16.2%. Operating margin benefited from a decrease in restructuring and realignment costs of $5 million in 2022. Excluding these restructuring and realignment costs, adjusted operating income increased $13 million, or 7.5%, with adjusted operating margin increasing from 16.0% to 16.6%. The increase in adjusted operating margin for the period was primarily due to strong price realization, productivity savings, favorable volume and net favorable impacts from movements in exchange rates. These items were partially offset by cost inflation and increased spending on strategic investments.
Adjusted EBITDA was $126 million (adjusted EBITDA margin of 21.4%) for the second quarter of 2022, an increase of $18 million, or 16.7%, when compared to adjusted EBITDA of $108 million (adjusted EBITDA margin of 19.0%) during the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin; however, adjusted EBITDA margin also benefited from an increase in investment income in the quarter included in other non-operating income/(expense).
Adjusted EBITDA was $211 million (adjusted EBITDA margin of 18.8%) for the six months ended June 30, 2022, an increase of $15 million, or 7.7%, when compared to adjusted EBITDA of $196 million (adjusted EBITDA margin of 18.2%) during 2021. The increase in adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin.
Applied Water
Operating income for our Applied Water segment decreased $3 million, or 4.7%, for the second quarter of 2022 compared to the prior year, with operating margin decreasing from 15.5% to 14.2%. Operating margin was impacted by restructuring and realignment costs of $2 million in both years. Excluding these items, adjusted operating income decreased $3 million, or 4.5%, with adjusted operating margin decreasing from 15.9% to 14.7%. The decrease in adjusted operating margin for the quarter was primarily due to cost inflation and increased logistics costs, increased spending on strategic investments, as well as unfavorable volume and mix. These impacts were partially offset by strong price realization and productivity savings.

For the six months ended June 30, 2022, operating income for our Applied Water segment decreased $10 million, or 7.7%, as compared to the prior year, with operating margin decreasing from 16.1% to 14.1%. Operating margin was impacted by restructuring and realignment costs of $3 million in both years and a decrease of special charges of $1 million in the first quarter of 2022. Excluding these items, adjusted operating income decreased $11 million, or 8.2%, with adjusted operating margin decreasing from 16.6% to 14.4%. The decrease in adjusted operating margin for the period was primarily due to cost inflation and increased logistics costs. These impacts were partially offset by price realization.
Adjusted EBITDA was $69 million (adjusted EBITDA margin of 16.1%) for the second quarter of 2022, a decrease of $3 million, or 4.2%, when compared to adjusted EBITDA of $72 million (adjusted EBITDA margin of 17.4%) during the prior year. The decrease in adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin.
Adjusted EBITDA was $134 million (adjusted EBITDA margin of 15.7%) for the six months ended June 30, 2022, a decrease of $13 million, or 8.8%, when compared to adjusted EBITDA of $147 million (adjusted EBITDA margin of 18.2%) during the prior year. The decrease in adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from a year over year reduction in depreciation and amortization expense.
Measurement & Control Solutions
Operating income for our Measurement & Control Solutions segment decreased $18 million, or 138.5%, for the second quarter of 2022 compared to the prior year, with operating margin decreasing from 3.5% to (1.4)%. Operating margin was negatively impacted during the quarter by an increase of restructuring and realignment costs of $3 million. Excluding these items, adjusted operating income decreased $14 million, or (107.7)%, with adjusted operating margin decreasing from 3.5% to (0.3)%. The decrease in adjusted operating margin for the quarter was primarily due to cost inflation, unfavorable mix, unfavorable volume and increased spending on strategic investments. These impacts were partially offset by price realization and restructuring and productivity savings.
For the six months ended June 30, 2022, operating income for our Measurement & Control Solutions segment decreased $37 million, or 168.2%, as compared to the prior year, with operating margin decreasing from 3.0% to (2.3)%. Operating margin was negatively impacted by an increase of restructuring and realignment costs of $3 million. Excluding these items, adjusted operating income decreased $33 million, or 137.5%, with adjusted operating margin decreasing from 3.3% to (1.4)%. The decrease in adjusted operating margin for the period was primarily due to cost inflation and unfavorable volume and mix. These impacts were partially offset by price realization as well as restructuring and productivity savings.
Adjusted EBITDA was $34 million (adjusted EBITDA margin of 9.8%) for the second quarter of 2022, a decrease of $17 million, or 33.3%, when compared to adjusted EBITDA of $51 million (adjusted EBITDA margin of 13.9%) during the prior year. The decrease in adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from a year over year reduction in depreciation and amortization expense.
Adjusted EBITDA was $61 million (adjusted EBITDA margin of 9.2%) for the six months ended June 30, 2022, a decrease of $37 million, or 37.8%, when compared to adjusted EBITDA of $98 million (adjusted EBITDA margin of 13.6%) during the prior year. The decrease in adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from a year over year reduction in depreciation and amortization expense.
Corporate and other
Operating loss for corporate and other increased $8 million, or 80.0%, during the second quarter of 2022 compared to the prior year period. For the six months ended June 30, 2022, operating loss for corporate and other increased $7 million, or 30.4%, compared to the same prior period. The increases in operating loss in both periods are primarily due to spending on strategic investments and other initiatives, as well as timing of certain employee-related expenses as compared to prior year.

Interest Expense
Interest expense was $12 million and $25 million for the three and six months ended June 30, 2022 and $21 million and $42 million for the three and six months ended June 30, 2021, respectively. The decrease in interest expense is primarily driven by interest expense incurred during 2021 related to our senior note that was paid off in October 2021. See Note 10, "Credit Facilities and Debt", of our condensed consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for the three months ended June 30, 2022 was $24 million resulting in an effective tax rate of 17.5%, compared to a $25 million expense resulting in an effective tax rate of 18.5% for the same period in 2021. The income tax provision for the six months ended June 30, 2022 was $40 million resulting in an effective tax rate of 17.0%, compared to a $52 million expense resulting in an effective tax rate of 20.7% for the same period in 2021. The effective tax rate for the three and six month period ended June 30, 2022 differs from the same period in 2021 due to the impact of tax settlement benefits in the current period as compared to tax settlement expenses in the prior year.
Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Six Months Ended
	June 30,
(In millions)	2022	2021	Change
Operating activities	$32	$206	$(174)
Investing activities	(84)	(69)	(15)
Financing activities	(158)	(162)	4
Foreign exchange (a)	(26)	(10)	(16)
Total	$(236)	$(35)	$(201)
(a)The impact is primarily due to weakening of the Euro and Chinese Yuan partially offset by strengthening of the Russian Ruble.
Sources and Uses of Liquidity
Operating Activities
Cash generated by operating activities was $32 million for the six months ended June 30, 2022 as compared to $206 million in the comparable prior year period. The reduction in cash generated was primarily driven by higher working capital levels, reflecting increased safety stock and higher advanced payments to suppliers to mitigate supply chain volatility and higher accounts receivable driven by increased sales. Increased customer advances, as well as lower interest and income tax payments partially offset these items.
Investing Activities
Cash used in investing activities was $84 million for the six months ended June 30, 2022 as compared to $69 million in the comparable prior year period. The increase in spending was driven by higher capital expenditures driven primarily by investments in equipment and rental fleet.
Financing Activities
Cash used by financing activities was $158 million for the six months ended June 30, 2022 as compared to cash generated of $162 million in the comparable prior year period. The reduction in cash used was primarily driven by a decrease in share repurchases partially offset by higher dividend payments.
Funding and Liquidity Strategy
Our ability to fund our capital needs depends on our ongoing ability to generate cash from operations and access to bank financing and the capital markets. As a result of uncertainties caused both directly and indirectly by the COVID-19 pandemic and related macroeconomic conditions, we continue to evaluate aspects of our spending, including capital expenditures, strategic investments and dividends.

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
Non-U.S. Operations
We generated approximately 54% and 56% of our revenue from non-U.S. operations for the both three and six months ended June 30, 2022 and 2021, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the U.S., we expect to continue to generate significant revenue from non-U.S. operations and expect that a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost-effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations. As of June 30, 2022, we have provided a deferred tax liability of $4 million for net foreign withholding taxes and state income taxes on $485 million of earnings expected to be repatriated to the U.S. parent as deemed necessary in the future.
Critical Accounting Estimates
Our discussion and analysis of our results of operations and capital resources are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain, particularly at this time and moving forward given the uncertainty around the magnitude and duration of the COVID-19 pandemic and related macro economic conditions. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Annual Report describes the critical accounting estimates used in preparation of the condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. Other than as discussed below, there have been no significant changes in the information concerning our critical accounting estimates as stated in our 2021 Annual Report.

The uncertainty of the future impact of the COVID-19 pandemic and related macroeconomic impacts, such as the increasing cost of capital, may contribute to the deterioration of the forecasted future cash flows of our reporting units. If we do not achieve our forecasts, it is possible that the goodwill of the Advanced Infrastructure Analytics ("AIA") reporting unit could be deemed to be impaired in a future period. The risks and potential impacts of COVID-19 on the fair value of our assets are included in our risk factor disclosures referenced under “Item 1A. Risk Factors" in the Company's 2021 Annual Report.
Post-retirement Benefit Plans. As described in our 2021 Annual Report, the Company has initiated the process for a full buy-out of its largest defined benefit plan in the UK. Upon completion of the buy-out, expected in the remaining period of 2022, we anticipate a settlement charge of approximately £125 million (approximately $150 million), primarily consisting of unrecognized actuarial losses.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended June 30, 2022:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
4/1/22 - 4/30/22	—	—	—	$182
5/1/22 - 5/31/22	—	—	—	$182
6/1/22 - 6/30/22	—	—	—	$182
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under this program for the three months ended June 30, 2022. There are up to $182 million in shares that may still be purchased under this plan as of June 30, 2022.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.             OTHER INFORMATION
None.

ITEM 6.             EXHIBITS
See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

3.1	Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2	Fourth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.2 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

10.1	Annual Incentive Plan for Senior Leadership Team (Formerly "Annual Incentive Plan for Executive Officers") restated with administrative changes only, on July 11, 2022	Filed herewith.

10.2	Xylem Special Senior Executive Severance Pay Plan restated with administrative changes only, on July 11, 2022	Filed herewith.

10.3	Separation Agreement between Xylem Inc. and Colin R. Sabol	Filed herewith.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

101.0	The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104.0	The cover page from Xylem Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2022 formatted in Inline XBRL and contained in Exhibit 101.0.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri McShane
Geri McShane
Vice President, Controller and Chief Accounting Officer

August 2, 2022