Form 10-Q
period 2022-09-30
Xylem Inc.
filed 2022-11-01
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of October 28, 2022, there were 180,221,532 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Nine Months
For the periods ended September 30,	2022	2021	2022	2021
Revenue	$1,380	$1,265	$4,016	$3,872
Cost of revenue	856	793	2,505	2,390
Gross profit	524	472	1,511	1,482
Selling, general and administrative expenses	294	273	912	878
Research and development expenses	47	49	152	152
Restructuring and asset impairment charges (recoveries)	15	(2)	22	7
Operating income	168	152	425	445
Interest expense	12	21	37	63
U.K. pension settlement expense	140	—	140	—
Other non-operating income, net	1	2	2	1
Gain from sale of business	—	—	1	2
Income before taxes	17	133	251	385
Income tax expense	5	19	45	71
Net income	$12	$114	$206	$314
Earnings per share:
Basic	$0.07	$0.63	$1.14	$1.74
Diluted	$0.07	$0.63	$1.14	$1.73
Weighted average number of shares:
Basic	180.2	180.2	180.2	180.2
Diluted	180.9	181.6	180.9	181.5
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Nine Months
For the periods ended September 30,	2022	2021	2022	2021
Net income	$12	$114	$206	$314
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	(74)	(19)	(118)	10
Net change in derivative hedge agreements:
Unrealized gain (loss)	(8)	(1)	(23)	(8)
Amount of loss (gain) reclassified into net income	8	2	13	—
Net change in post-retirement benefit plans:
Amortization of prior service credit	—	(1)	(1)	(2)
Amortization of net actuarial loss into net income	3	6	11	17
U.K. pension settlement expense	137	—	137	—
Foreign currency translation adjustment	46	—	46	—
Income tax expense (benefit) related to items of other comprehensive income (loss)	63	11	93	26
Other comprehensive income (loss), net of tax	49	(24)	(28)	(9)
Comprehensive income	$61	$90	$178	$305

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$1,186	$1,349
Receivables, less allowances for discounts, returns and credit losses of $46 and $44 in 2022 and 2021, respectively	1,018	953
Inventories	837	700
Prepaid and other current assets	150	158
Total current assets	3,191	3,160
Property, plant and equipment, net	585	644
Goodwill	2,637	2,792
Other intangible assets, net	933	1,016
Other non-current assets	760	664
Total assets	$8,106	$8,276
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$618	$639
Accrued and other current liabilities	828	752
Short-term borrowings and current maturities of long-term debt	483	—
Total current liabilities	1,929	1,391
Long-term debt	1,880	2,440
Accrued post-retirement benefits	361	438
Deferred income tax liabilities	260	287
Other non-current accrued liabilities	454	494
Total liabilities	4,884	5,050
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common Stock – par value $0.01 per share:
Authorized 750.0 shares, issued 196.0 shares and 195.6 shares in 2022 and 2021, respectively	2	2
Capital in excess of par value	2,123	2,089
Retained earnings	2,197	2,154
Treasury stock – at cost 15.8 shares and 15.2 shares in 2022 and 2021, respectively	(708)	(656)
Accumulated other comprehensive loss	(399)	(371)
Total stockholders’ equity	3,215	3,218
Non-controlling interests	7	8
Total equity	3,222	3,226
Total liabilities and stockholders’ equity	$8,106	$8,276

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

For the nine months ended September 30,	2022	2021
Operating Activities
Net income	$206	$314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83	90
Amortization	93	96
Share-based compensation	28	25
Restructuring and asset impairment charges	22	7
U.K. pension settlement expense	140	—
Gain from sale of business	(1)	(2)
Other, net	(9)	3
Payments for restructuring	(7)	(21)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(145)	(78)
Changes in inventories	(214)	(135)
Changes in accounts payable	47	19
Changes in accrued taxes	(12)	—
Other, net	3	—
Net Cash – Operating activities	234	318
Investing Activities
Capital expenditures	(148)	(127)
Proceeds from sale of business	1	2
Proceeds from the sale of property, plant and equipment	3	1
Cash received from investments	5	—
Cash paid for investments	(9)	—
Cash received from cross-currency swaps	24	11
Other, net	1	—
Net Cash – Investing activities	(123)	(113)
Financing Activities
Long-term debt repaid	—	(600)
Repurchase of common stock	(52)	(68)
Proceeds from exercise of employee stock options	6	15
Dividends paid	(163)	(152)
Other, net	(1)	(1)
Net Cash – Financing activities	(210)	(806)
Effect of exchange rate changes on cash	(64)	(19)
Net change in cash and cash equivalents	(163)	(620)
Cash and cash equivalents at beginning of year	1,349	1,875
Cash and cash equivalents at end of period	$1,186	$1,255
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$67	$83
Income taxes (net of refunds received)	$57	$71

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
Xylem operates in three segments, Water Infrastructure, Applied Water and Measurement & Control Solutions. See Note 18, "Segment Information," to the condensed consolidated financial statements for further segment background information.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, post-retirement obligations and assets, revenue recognition, income taxes, valuation of intangible assets, goodwill and indefinite-lived intangible impairment testing and contingent liabilities. Actual results could differ from these estimates. The global outbreak of the novel coronavirus ("COVID-19") disease in March 2020, declared a pandemic by the World Health Organization, has created significant global volatility, uncertainty and related macroeconomic disruption. The COVID-19 pandemic and macroeconomic conditions have also caused increased uncertainty in estimates and assumptions affecting the condensed consolidated financial statements. Actual results could differ from these estimates.
Our quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the fourth quarter which ends on December 31. For ease of presentation, the condensed consolidated financial statements included herein are described as ending on the last day of the calendar quarter.

Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations." This guidance requires disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. The new standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. The ASU becomes effective January 1, 2023, except for the rollforward requirement, which becomes effective January 1, 2024. Early adoption is permitted. We will reflect the impact of these disclosure updates in our Form 10-Q for the quarterly period ended March 31, 2023.

Note 3. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Revenue from contracts with customers	$1,319	$1,214	$3,852	$3,726
Lease Revenue	61	51	164	146
Total	$1,380	$1,265	$4,016	$3,872

The following table reflects revenue from contracts with customers by application.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Water Infrastructure
Transport	$410	$390	$1,235	$1,173
Treatment	103	106	297	306

Applied Water
Commercial Building Services	171	152	479	454
Residential Building Services	82	71	233	211
Industrial Water	205	177	600	542

Measurement & Control Solutions
Water	278	253	822	824
Energy	70	65	186	216

Total	$1,319	$1,214	$3,852	$3,726

The following table reflects revenue from contracts with customers by geographical region.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Water Infrastructure
United States	$155	$137	$467	$402
Western Europe	172	175	548	538
Emerging Markets (a)	135	137	356	391
Other	51	47	161	148

Applied Water
United States	235	197	675	593
Western Europe	90	90	285	281
Emerging Markets (a)	100	81	258	240
Other	33	32	94	93

Measurement & Control Solutions
United States	221	189	614	625
Western Europe	55	59	183	202
Emerging Markets (a)	48	46	142	141
Other	24	24	69	72

Total	$1,319	$1,214	$3,852	$3,726

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

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2021	$117	$166
Additions, net	99	109
Revenue recognized from opening balance	—	(106)
Billings transferred to accounts receivable	(85)	—
Foreign currency and other	(1)	(2)
Balance at September 30, 2021	$130	$167

Balance at January 1, 2022	$125	$164
Additions, net	91	110
Revenue recognized from opening balance	—	(94)
Billings transferred to accounts receivable	(71)	—
Foreign currency and other	(8)	(12)
Balance at September 30, 2022	$137	$168
(a)Excludes receivable balances, which are disclosed on the Condensed Consolidated Balance Sheets

Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of September 30, 2022, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $567 million. We expect to recognize the majority of revenue upon the completion of satisfying these performance obligations in the following three years. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 4. Restructuring and Asset Impairment Charges
Restructuring
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position itself. During the three and nine months ended September 30, 2022, we incurred restructuring costs of $3 million and $9 million, respectively. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount across all segments.
During the three and nine months ended September 30, 2021, we recognized net restructuring (recoveries) expense of $(2) million and charges of $6 million, respectively, of which $(2) million and $4 million, respectively, relate to actions previously announced in 2020 and earlier. These charges included reduction of headcount across all segments and asset impairments within our Measurement & Control Solutions segment and accrual recoveries in our Measurement & Control Solutions segment.

The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
By component:
Severance and other charges	$3	$1	$9	$9
Asset impairment	—	—	—	1
Reversal of restructuring accruals	—	(3)	—	(4)
Total restructuring costs	$3	$(2)	$9	$6
Asset impairment charges	12	—	13	1
Total restructuring and asset impairment charges	$15	$(2)	$22	$7

By segment:
Water Infrastructure	$2	$—	$4	$7
Applied Water	—	1	1	2
Measurement & Control Solutions	13	(3)	17	(2)
The following table displays a roll-forward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within "Accrued and other current liabilities" and "Other non-current accrued liabilities", for the nine months ended September 30, 2022 and 2021:

(in millions)	2022	2021
Restructuring accruals - January 1	$7	$29
Restructuring costs, net	9	6
Cash payments	(7)	(21)
Asset impairment	—	(1)
Foreign currency and other	(1)	(2)
Restructuring accruals - September 30	$8	$11

By segment:
Water Infrastructure	$1	$1
Applied Water	—	2
Measurement & Control Solutions	3	6
Regional selling locations (a)	2	2
Corporate and other	2	—
(a)Regional selling locations consist primarily of selling and marketing organizations and related support services that incurred restructuring expense that was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following table presents expected restructuring spend in 2022 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total

Actions Commenced in 2022:
Total expected costs	$4	$1	$3	$—	$8
Costs incurred during Q1 2022	—	—	—	—	—
Costs incurred during Q2 2022	2	1	2	—	5
Costs incurred during Q3 2022	2	—	1	—	3
Total expected costs remaining	$—	$—	$—	$—	$—

Actions Commenced in 2021:
Total expected costs	$3	$—	$1	$—	$4
Costs incurred during 2021	3	—	—	—	3
Costs incurred during Q1 2022	—	—	—	—	—
Costs incurred during Q2 2022	—	—	—	—	—
Costs incurred during Q3 2022	—	—	—	—	—
Total expected costs remaining	$—	$—	$1	$—	$1
During the second quarter of 2022, we also incurred charges of $1 million within the Measurement & Control Solutions segment, related to actions commenced prior to 2021.
The Water Infrastructure, Applied Water and Measurement & Control Solutions actions commenced in 2022 consist primarily of severance charges. The actions commenced in 2022 are complete.
The Water Infrastructure and Measurement & Control Solutions actions commenced in 2021 consist primarily of severance charges. The Water Infrastructure actions are complete and the Measurement & Control Solutions actions are expected to continue through the first quarter of 2023.
Asset Impairment
During the third quarter of 2022, we determined that certain assets including software and customer relationships within our Measurement & Control Solutions segment were impaired. Accordingly, we recognized an impairment charge of $12 million. Refer to Note 8, "Goodwill and Other Intangible Assets," for additional information.

Note 5. Income Taxes
Our quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items within periods presented. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction and discrete items.
The income tax provision for the three months ended September 30, 2022 was $5 million resulting in an effective tax rate of 27.8%, compared to a $19 million expense resulting in an effective tax rate of 13.9% for the same period in 2021. The income tax provision for the nine months ended September 30, 2022 was $45 million resulting in an effective tax rate of 17.8%, compared to a $71 million expense resulting in an effective tax rate of 18.3% for the same period in 2021. The effective tax rate for the three month period ended September 30, 2022 was higher than the U.S. federal statutory rate primarily due to the impact of earnings mix. The effective tax rate for the nine month period ended September 30, 2022 was lower than the U.S. federal statutory rate primarily due to favorable earnings mix, partially offset by the Global Intangible Low Taxed Income ("GILTI") inclusion.

Unrecognized Tax Benefits
During 2019, Xylem’s Swedish subsidiary received a tax assessment for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. Xylem filed an appeal with the Administrative Court of Vaxjo, which rendered a decision adverse to Xylem in June 2022 for SEK788 million (approximately $70 million USD), consisting of the full tax assessment amount plus penalties and interest. Xylem has appealed this decision with the intermediate appellate court, the Administrative Court of Appeal (the “Court”). At this time, management, in consultation with external legal advisors, continues to believe it is more likely than not that Xylem will prevail on the proposed assessment and will continue to vigorously defend our position through the appellate process. The appeal to the Court is expected to take approximately one year; however, there can be no assurance as to the timing of the Court’s decision. Both parties will have the ability to seek appeal of the Court’s decision to the Supreme Administrative Court of Sweden. There can be no assurance that the final determination by the authorities will not be materially different than our position. As of September 30, 2022, we have not recorded any unrecognized tax benefits related to this uncertain tax position.

Note 6. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (in millions)	$12	$114	$206	$314
Shares (in thousands):
Weighted average common shares outstanding	180,191	180,221	180,173	180,182
Add: Participating securities (a)	26	15	28	21
Weighted average common shares outstanding — Basic	180,217	180,236	180,201	180,203
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	523	949	516	880
Dilutive effect of restricted stock units and performance share units	199	457	153	405
Weighted average common shares outstanding — Diluted	180,939	181,642	180,870	181,488
Basic earnings per share	$0.07	$0.63	$1.14	$1.74
Diluted earnings per share	$0.07	$0.63	$1.14	$1.73
(a)Restricted stock unit awards containing rights to non-forfeitable dividends that participate in undistributed earnings with common stockholders are considered participating securities for purposes of computing earnings per share.
(b)Incremental shares from stock options, restricted stock units and performance share units are computed by the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock units and performance share units, reduced by the repurchase of shares with the proceeds from the assumed exercises and unrecognized compensation expense for outstanding awards. Performance share units will be included in the treasury stock calculation of diluted earnings per share upon achievement of underlying performance or market conditions at the end of the reporting period. See Note 14, "Share-Based Compensation Plans," to the condensed consolidated financial statements for further detail on the performance share units.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Stock options	1,508	1,031	1,496	1,169
Restricted stock units	413	251	368	285
Performance share units	333	315	279	338

Note 7. Inventories
The components of total inventories are summarized as follows:

(in millions)	September 30, 2022	December 31, 2021
Finished goods	$316	$236
Work in process	67	58
Raw materials	454	406
Total inventories	$837	$700

Note 8. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2022 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Balance as of January 1, 2022	$656	$515	$1,621	$2,792
Activity in 2022
Foreign currency and other	(39)	(28)	(88)	(155)
Balance as of September 30, 2022	$617	$487	$1,533	$2,637

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	September 30, 2022			December 31, 2021
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$769	$(349)	$420	$929	$(456)	$473
Proprietary technology and patents	163	(114)	49	201	(142)	59
Trademarks	134	(75)	59	141	(72)	69
Software	500	(259)	241	548	(303)	245
Other	5	(3)	2	21	(18)	3
Indefinite-lived intangibles	162	—	162	167	—	167
Other Intangibles	$1,733	$(800)	$933	$2,007	$(991)	$1,016
Amortization expense related to finite-lived intangible assets was $31 million and $93 million for the three and nine-month periods ended September 30, 2022, respectively, and $31 million and $96 million for the three and nine month periods ended September 30, 2021, respectively.
During the third quarter of 2022, the Company assessed whether the carrying amounts of certain long-lived assets within the Measurement & Control Solutions segment may not be recoverable. Our assessment resulted in an impairment charge of $12 million, primarily related to software and customer relationships. The charge was calculated using an income approach, which is considered a Level 3 input for fair value measurement, and is reflected in “Restructuring and asset impairment charges” in our Condensed Consolidated Income Statements.

Note 9. Derivative Financial Instruments
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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures for which we enter into cash flow hedges relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $130 million and $301 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, purchase U.S. Dollar and sell Canadian Dollar, sell Canadian Dollar and purchase Euro, sell Australian Dollar and purchase Euro, and to purchase Polish Zloty and sell Euro. The purchased notional amounts associated with these currency derivatives are $50 million, $39 million, $16 million, $8 million, $6 million, $6 million and $5 million, respectively. As of December 31, 2021 the purchased notional amounts associated with these currency derivatives are $130 million, $88 million, $31 million, $14 million, $14 million, $13 million and $11 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross-Currency Swaps
Beginning in 2015, we entered into cross-currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019, third quarter of 2020, and second quarter of 2022 we entered into additional cross-currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $1,469 million and $1,151 million as of September 30, 2022 and December 31, 2021, respectively.
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
On June 2, 2022, we entered into a currency forward agreement with a total notional amount of €500 million, designating the agreement as a fair value hedge of our Euro denominated notes. As of September 30, 2022, the total notional amount of the fair value hedge was $483 million.

Effectiveness of derivatives designated as fair value hedges is assessed using the spot method. The changes in the fair value of these derivatives due to movements in spot exchange rates are recorded in Selling, general and administrative Expenses. Changes in the fair value of the 2.250% Senior Notes of €500 million related to spot exchange rates are also recorded in Selling, general and administrative expenses. Changes in the spot-forward differential and counterparty non-performance risk of the derivatives are excluded from the assessment of hedge effectiveness and will be recognized in Accumulated other comprehensive loss ("AOCL"). Amounts in AOCL are recognized in earnings, specifically Interest expense, using a systematic and rational method over the life of the hedging instrument.
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) recognized in OCL	$(6)	$(1)	$(25)	$(8)
Amount of loss reclassified from OCL into Revenue	6	2	10	1
Amount of (gain) loss reclassified from OCL into Cost of revenue	—	—	1	(1)

Net Investment Hedges
Cross-Currency Swaps
Amount of gain recognized in OCL	$113	$27	$207	$59
Amount of income recognized in Interest expense	9	6	22	16
Foreign Currency Denominated Debt
Amount of gain recognized in OCL	$—	$12	$31	$32

Fair Value Hedges
Foreign Exchange Contracts
Amount of (loss) gain recognized in OCL	$(2)	$—	$2	$—
Amount of (loss) recognized in Selling, general and administrative expenses	$(39)	$—	$(50)	$—
Amount recognized in Interest expense	$(1)	$—	$(2)	$—
As of September 30, 2022, $17 million of net losses on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of September 30, 2022, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
As of September 30, 2022, $2 million of net gains on the fair value hedges are expected to be reclassified into earnings in the next 12 months.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.

The fair values of our derivative contracts currently included in our hedging program were as follows:

(in millions)	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Prepaid and other current assets	$1	$—
Net Investment Hedges
Other non-current assets	$185	$8
Liabilities
Cash Flow Hedges
Accrued and other current liabilities	$(12)	$(1)
Net Investment Hedges
Other non-current accrued liabilities	$—	$(26)
Fair Value Hedges
Accrued and other current liabilities	$(51)	$—

Our long-term debt, due in 2023, was de-designated from the hedging relationship in June 2022. The fair value of the long-term debt designated as a net investment hedge was $577 million as of December 31, 2021.

Note 10. Accrued and Other Current Liabilities
The components of total Accrued and other current liabilities are as follows:

(in millions)	September 30, 2022	December 31, 2021
Compensation and other employee-benefits	$246	$273
Customer-related liabilities	195	186
Accrued taxes	136	86
Lease liabilities	63	69
Accrued warranty costs	35	40
Other accrued liabilities	153	98
Total accrued and other current liabilities	$828	$752

Note 11. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	September 30, 2022	December 31, 2021
2.250% Senior Notes due 2023 (a)	483	564
3.250% Senior Notes due 2026 (a)	500	500
1.950% Senior Notes due 2028 (a)	500	500
2.250% Senior Notes due 2031 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Debt issuance costs and unamortized discount (b)	(20)	(24)
Total debt	2,363	2,440
Less: short-term borrowings and current maturities of long-term debt	483	—
Total long-term debt	$1,880	$2,440
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2023 was $477 million and $577 million as of September 30, 2022 and December 31, 2021, respectively. The fair value of our Senior Notes due 2026 was $465 million and $537 million as of September 30, 2022 and December 31, 2021 respectively. The fair value of our Senior Notes due 2028 was $424 million and $497 million as of September 30, 2022 and December 31, 2021, respectively. The fair value of our Senior Notes due 2031 was $400 million and $496 million as of September 30, 2022 and December 31, 2021, respectively. The fair value of our Senior Notes due 2046 was $332 million and $481 million as of September 30, 2022 and December 31, 2021, respectively.
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
Interest on the Green Bond is payable on January 30 and July 30 of each year. As of September 30, 2022, we are in compliance with all covenants for the Green Bond.
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
Interest on the Senior Notes due 2021 was payable on April 1 and October 1 of each year. Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of September 30, 2022, we are in compliance with all covenants for the Senior Notes.
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
The 2019 Credit Facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio (or maximum leverage ratio), which will be based on the last four fiscal quarters; and in addition contains a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2019 Credit Facility also contains customary events of default. Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2019 Credit Facility, subject to certain requirements and conditions set forth in the 2019 Credit Facility. As of September 30, 2022, the 2019 Credit Facility was undrawn and we are in compliance with all revolver covenants.
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $800 million inclusive of the 2019 Credit Facility. As of September 30, 2022 and December 31, 2021, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.
Euro Commercial Paper Program
On June 3, 2019, Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $483 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of September 30, 2022 and December 31, 2021, none of the Company's Euro commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.

Note 12. Post-retirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Domestic defined benefit pension plans:
Service cost	$1	$1	$2	$2
Interest cost	—	—	2	2
Expected return on plan assets	(1)	(2)	(4)	(5)
Amortization of net actuarial loss	1	1	2	3
Net periodic benefit cost	$1	$—	$2	$2
International defined benefit pension plans:
Service cost	$3	$4	$10	$11
Interest cost	4	2	11	8
Expected return on plan assets	(4)	(3)	(11)	(10)
Amortization of net actuarial loss	3	5	9	13
U.K. pension settlement expense	140	—	140	—
Net periodic benefit cost	$146	$8	$159	$22
Total net periodic benefit cost	$147	$8	$161	$24
The components of net periodic benefit cost, other than the service cost component and the U.K, pension settlement expense are included in the line item "Other non-operating income, net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other post-retirement employee benefit plans was less than $1 million, including net credits recognized into other comprehensive income of less than $1 million, for both the three and nine months ended September 30, 2022 and 2021, respectively.
We contributed $15 million and $16 million to our defined benefit plans during the nine months ended September 30, 2022 and 2021, respectively. Additional contributions ranging between approximately $3 million and $7 million are expected to be made during the remainder of 2022.
The Company initiated the process for a full buy-out of its largest defined benefit plan in the U.K. in 2019. During the first quarter of 2020, the Company purchased a bulk annuity policy as a plan asset to facilitate the termination and buy-out of the plan. The buyout was completed in September 2022, at which point the remaining benefit obligations were transferred to the insurer and we were relieved of any further obligation. As a result, we recorded a pension settlement charge of £123 million (approximately $140 million), primarily consisting of unrecognized actuarial losses.

Note 13. Equity
The following table shows the changes in stockholders' equity for the nine months ended September 30, 2022:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2022	$2	$2,089	$2,154	$(371)	$(656)	$8	$3,226
Net income	—	—	82	—	—	—	82
Other comprehensive loss, net	—	—	—	(6)	—	—	(6)
Dividends declared ($0.30 per share)	—	—	(55)	—	—	—	(55)
Stock incentive plan activity	—	10	—	—	(6)	—	4
Repurchase of common stock	—	—	—	—	(45)	—	(45)
Balance at March 31, 2022	$2	$2,099	$2,181	$(377)	$(707)	$8	$3,206
Net income	—	—	112	—	—	—	112
Other comprehensive income, net	—	—	—	(71)	—	—	(71)
Dividends declared ($0.30 per share)	—	—	(55)	—	—	—	(55)
Stock incentive plan activity	—	12	—	—	(1)	—	11
Balance at June 30, 2022	$2	$2,111	$2,238	$(448)	$(708)	$8	$3,203
Net income	—	—	12	—	—	—	12
Other comprehensive loss, net	—	—	—	49	—	—	49
Distribution to minority shareholders	—	—	—	—	—	(1)	(1)
Dividends declared ($0.30 per share)	—	—	(53)	—	—	—	(53)
Stock incentive plan activity	—	12	—	—	—	—	12
Balance at September 30, 2022	$2	$2,123	$2,197	$(399)	$(708)	$7	$3,222

The following table shows the changes in stockholders' equity for the nine months ended September 30, 2021:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2021	$2	$2,037	$1,930	$(413)	$(588)	$8	$2,976
Other	—	—	—	—	—	1	1
Net income	—	—	87	—	—	—	87
Other comprehensive loss, net	—	—	—	(13)	—	—	(13)
Dividends declared ($0.28 per share)	—	—	(50)	—	—	—	(50)
Stock incentive plan activity	—	12	—	—	(7)	—	5
Repurchase of common stock	—	—	—	—	(60)	—	(60)
Balance at March 31, 2021	$2	$2,049	$1,967	$(426)	$(655)	$9	$2,946
Net income	—	—	113	—	—	—	113
Other comprehensive income, net	—	—	—	28	—	—	28
Dividends declared ($0.28 per share)	—	—	(51)	—	—	—	(51)
Stock incentive plan activity	—	14	—	—	(1)	—	13
Balance at June 30, 2021	$2	$2,063	$2,029	$(398)	$(656)	$9	$3,049
Net income	—	—	114	—	—	—	114
Other comprehensive income, net	—	—	—	(24)	—	—	(24)
Dividends declared ($0.28 per share)	—	—	(51)	—	—	—	(51)
Stock incentive plan activity	—	14	—	—	—	—	14
Balance at September 30, 2021	$2	$2,077	$2,092	$(422)	$(656)	$9	$3,102

Note 14. Share-Based Compensation Plans
Share-based compensation expense was $10 million and $28 million during the three and nine months ended September 30, 2022, respectively, and $8 million and $25 million during the three and nine months ended September 30, 2021, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $7 million, $31 million and $15 million, respectively, at September 30, 2022 and is expected to be recognized over a weighted average period of 1.8, 1.9 and 2.2 years, respectively. The amount of cash received from the exercise of stock options was $6 million and $15 million for the nine months ended September 30, 2022 and 2021, respectively.
Stock Option Grants
The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2022:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2022	1,827	$64.12	6.1	102
Granted	306	86.76
Exercised	(101)	57.52
Forfeited and expired	(39)	90.75
Outstanding at September 30, 2022	1,993	$67.41	6.1	$43
Options exercisable at September 30, 2022	1,387	$58.75	5.0	$41
Vested and expected to vest as of September 30, 2022	1,932	$66.76	5.9	$43
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the nine months ended September 30, 2022 was $3.2 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2022 grants:

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

Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the nine months ended September 30, 2022. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2022	484	$88.47
Granted	344	86.76
Vested	(226)	84.73
Forfeited	(39)	90.96
Outstanding at September 30, 2022	563	$88.76

ROIC Performance Share Unit Grants
The following is a summary of Return on Invested Capital ("ROIC") performance share unit grants for the nine months ended September 30, 2022. The fair value of the ROIC performance share units is equal to the closing share price on the date of the grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2022	177	$84.84
Granted	35	86.76
Forfeited (a)	(64)	76.60
Outstanding at September 30, 2022	148	$88.86
(a) Includes ROIC performance share unit awards forfeited during the period as a result of the final performance condition not being achieved on vest date.

TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the nine months ended September 30, 2022:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2022	177	$102.96
Granted	70	71.14
Adjustment for Market Condition Achieved (a)	22	89.62
Vested	(75)	89.62
Forfeited	(13)	88.37
Outstanding at September 30, 2022	181	$100.58
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

Volatility	33.3%
Risk-free interest rate	1.44%

Revenue Performance Share Unit Grants
The following is a summary of our Revenue performance share unit grants for the nine months ended September 30, 2022:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2022	—	$—
Granted	35	86.76
Forfeited	(2)	86.76
Outstanding at September 30, 2022	33	$86.76
The fair value of the Revenue performance share unit awards is determined using the closing price of our common stock on date of grant. The shares will vest contingent upon the achievement of a pre-set, three-year Revenue target.

Note 15. Capital Stock
For the three and nine months ended September 30, 2022, the Company repurchased less than 0.1 million shares of common stock for less than $1 million and approximately 0.6 million shares of common stock for $52 million, respectively. For the three and nine months ended September 30, 2021, the Company repurchased less than 0.1 million shares of common stock for less than $1 million and approximately 0.7 million shares of common stock for $68 million, respectively. Repurchases include share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under the program for the three months ended September 30, 2022. For the nine months ended September 30, 2022, we repurchased 0.5 million shares for approximately $46 million. There were no shares repurchased under the program for the three months ended September 30, 2021. For the nine months ended September 30, 2021, we repurchased approximately 0.6 million shares for $60 million. There are up to $182 million in shares that may still be purchased under this plan as of September 30, 2022.
Aside from the aforementioned repurchase program, we repurchased less than 0.1 million shares and approximately 0.1 million shares for less than $1 million and approximately $6 million for the three and nine months ended September 30, 2022, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. Likewise, we repurchased less than 0.1 million shares and approximately 0.1 million shares for $1 million and $8 million for the three and nine months ended September 30, 2021, respectively.

Note 16. Accumulated Other Comprehensive Loss
The following table provides the components of AOCL for the nine months ended September 30, 2022:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2022	$(101)	$(268)	$(2)	$(371)
Foreign currency translation adjustment	(3)	—	—	(3)
Tax on foreign currency translation adjustment	(2)	—	—	(2)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income, net	—	4	—	4
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(6)	(6)
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	2	2
Balance at March 31, 2022	$(106)	$(265)	$(6)	$(377)
Foreign currency translation adjustment	(41)	—	—	(41)
Tax on foreign currency translation adjustment	(28)	—	—	(28)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income, net	—	4	—	4
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized gain on derivative hedge agreements	—	—	(9)	(9)
Income tax benefit on unrealized gain on derivative hedge agreements	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	2	2
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at June 30, 2022	$(175)	$(262)	$(11)	$(448)
Foreign currency translation adjustment	(74)	—	—	(74)
Tax on foreign currency translation adjustment	(28)	—	—	(28)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income, net	—	3	—	3
U.K. pension settlement expense	—	137	—	137
Foreign currency translation adjustment for post-retirement benefit plans		46	—	46
Income tax impact on amortization of post-retirement benefit plan items and U.K. pension settlement expense	—	(35)	—	(35)
Unrealized loss on derivative hedge agreements	—	—	(8)	(8)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	6	6
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	2	2
Balance at September 30, 2022	$(277)	$(111)	$(11)	$(399)

The following table provides the components of AOCL for the nine months ended September 30, 2021:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2021	$(86)	$(330)	$3	$(413)
Foreign currency translation adjustment	10	—	—	10
Tax on foreign currency translation adjustment	(14)	—	—	(14)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income, net	—	5	—	5
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(11)	(11)
Income tax benefit on unrealized loss on derivative hedge agreements	—	—	1	1
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(2)	(2)
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(1)	(1)
Balance at March 31, 2021	$(90)	$(326)	$(10)	$(426)
Foreign currency translation adjustment	19	—	—	19
Tax on foreign currency translation adjustment	1	—	—	1
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income, net	—	5	—	5
Income tax impact on amortization of post-retirement benefit plan items	—	(2)	—	(2)
Unrealized gain on derivative hedge agreements	—	—	4	4
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	1	1
Balance at June 30, 2021	$(70)	$(323)	$(5)	$(398)
Foreign currency translation adjustment	(19)	—	—	(19)
Tax on foreign currency translation adjustment	(10)	—	—	(10)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income, net	—	5	—	5
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized gain on derivative hedge agreements	—	—	(1)	(1)
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	2	2
Balance at September 30, 2021	$(99)	$(319)	$(4)	$(422)

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

See Note 5, "Income Taxes," of our condensed consolidated financial statements for a description of a pending tax litigation matter.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $5 million and $4 million as of September 30, 2022 and December 31, 2021, respectively, for these general legal matters.
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of September 30, 2022 and December 31, 2021, the amount of surety bonds, bank guarantees, insurance letters of credit, stand-by letters of credit as well as revenue and customs guarantees was $435 million and $415 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million and $3 million as of September 30, 2022 and December 31, 2021 for environmental matters.
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
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. The table below provides changes in the combined current and non-current product warranty accruals over each period:

(in millions)	2022	2021
Warranty accrual – January 1	$57	$65
Net charges for product warranties in the period	18	23
Settlement of warranty claims	(19)	(25)
Foreign currency and other	(4)	(1)
Warranty accrual - September 30	$52	$62

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

The accounting policies of each segment are the same as those described in the Summary of Significant Accounting Policies section of Note 1 in the 2021 Annual Report. The following table contains financial information for each reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Revenue:
Water Infrastructure	$574	$547	$1,696	$1,625
Applied Water	458	400	1,312	1,207
Measurement & Control Solutions	348	318	1,008	1,040
Total	$1,380	$1,265	$4,016	$3,872
Operating Income (Loss):
Water Infrastructure	$104	$101	$286	$265
Applied Water	77	60	197	190
Measurement & Control Solutions	(2)	7	(17)	29
Corporate and other	(11)	(16)	(41)	(39)
Total operating income	$168	$152	$425	$445
Interest expense	$12	$21	$37	$63
U.K. pension settlement expense	140	—	140	—
Other non-operating income, net	1	2	2	1
Gain from sale of business	—	—	1	2
Income before taxes	$17	$133	$251	$385
Depreciation and Amortization:
Water Infrastructure	$12	$12	$39	$38
Applied Water	4	5	14	17
Measurement & Control Solutions	35	38	103	111
Regional selling locations (a)	5	6	14	15
Corporate and other	2	1	6	5
Total	$58	$62	$176	$186
Capital Expenditures:
Water Infrastructure	$19	$18	$49	$42
Applied Water	6	4	14	11
Measurement & Control Solutions	19	19	61	60
Regional selling locations (b)	5	4	15	12
Corporate and other	4	2	9	2
Total	$53	$47	$148	$127
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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Additionally, many of these risks and uncertainties are, and may continue to be, amplified by impacts from changes in international conditions, including as a result of the war between Russia and Ukraine, coronavirus (“COVID-19”) pandemic and macroeconomic conditions, including inflation. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include, among others, the following: the impact of overall industry and general economic conditions, including industrial, governmental, and public and private sector spending, inflation, interest rates and related monetary policy by governments in response to inflation, and the strength of the residential and commercial real estate markets, on economic activity and our operations; geopolitical events, including the war between Russia and Ukraine, and regulatory, economic and other risks associated with our global sales and operations, including with respect to domestic content requirements applicable to projects with governmental funding; continued uncertainty around the ongoing impacts of the COVID-19 pandemic on the macroeconomy and our business, operations, growth, and financial condition; actual or potential other epidemics, pandemics or global health crises; availability, shortage or delays in receiving electronic components (in particular, semiconductors), parts, and raw materials from our supply chain; manufacturing and operating cost increases due to macroeconomic conditions, including inflation, energy supply, supply chain shortages, logistics challenges, tight labor markets, prevailing price changes, tariffs and other factors; demand for our products; disruption, competition or pricing pressures in the markets we serve; cybersecurity incidents or other disruptions of information technology systems on which we rely, or involving our products; disruptions in operations at our facilities or that of third parties upon which we rely; ability to retain and attract senior management and other diverse and key talent, as well as competition for overall talent and labor; difficulty predicting our financial results; defects, security, warranty and liability claims, and recalls with respect to products; availability, regulation or interference with radio spectrum used by certain of our products; uncertainty related to restructuring and realignment actions and related costs and savings; our ability to continue strategic investments for growth; our ability to successfully identify, execute and integrate acquisitions; volatility in served markets or impacts on business and operations due to weather conditions, including the effects of climate change; fluctuations in foreign currency exchange rates; our ability to borrow or refinance our existing indebtedness and uncertainty around the availability of liquidity sufficient to meet our needs; risk of future impairments to goodwill and other intangible assets; failure to comply with, or changes in, laws or regulations, including those pertaining to anti-corruption, data privacy and security, export and import, our products, competition, and the environment and climate change; changes in our effective tax rates or tax expenses; legal, governmental or regulatory claims, investigations or proceedings and associated contingent liabilities; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Annual Report") and in subsequent filings we make with the Securities and Exchange Commission (“SEC”).
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

COVID-19 Pandemic Update and Macroeconomic Conditions
Our markets and operations have largely demonstrated resilience against the effects of the pandemic. However, we have experienced, and may continue to experience, shortages in the supply of components, including electronics, particularly semiconductors ("chips"), parts and raw materials. For example, China has adopted and continues to rely upon a “zero-COVID” policy pursuant to which it has declared a number of total and partial lockdowns in cities throughout China that has, and may continue to adversely affect the global supply chain. Chip supply has modestly improved in each successive quarter in 2022, which we expect to continue through the fourth quarter assuming no new unforeseen impacts to the global supply chain.

In addition to impacts on our supply chain, we have also experienced, and continue to experience other impacts from the macroeconomic conditions, including increased inflation of materials and labor, energy, overhead, freight and logistics costs, and are engaging in various mitigation strategies and activities, including productivity and price realization efforts. Specifically, our productivity efforts include selective chip allocation, product redesigns, alternate sourcing options, and global procurement efforts to mitigate inflationary impacts. We have also initiated restructuring plans to further optimize our cost structure.

Risks related to the pandemic, supply chain and macroeconomic issues, including inflation, are described in further detail under "Item 1A. Risk Factors" in the Company's 2021 Annual Report.
Executive Summary
Xylem reported revenue for the third quarter of 2022 of $1,380 million, an increase of 9.1% compared to $1,265 million reported in the third quarter of 2021. On a constant currency basis, revenue increased by $195 million, or 15.4%, driven by organic revenue growth in all end markets. These results were driven by organic growth across all segments and in all end markets.
We generated operating income of $168 million (margin of 12.2%) during the third quarter of 2022, as compared to $152 million (margin of 12.0%) in 2021. Operating income in the third quarter of 2022 included an increase in special charges of $13 million and an unfavorable impact from increased restructuring and realignment costs of $6 million as compared to the third quarter of 2021. Excluding the impact of special charges and restructuring and realignment costs, adjusted operating income was $187 million (adjusted margin of 13.6%) during the third quarter of 2022 as compared to $155 million (adjusted margin of 12.3%) in 2021. The increase in adjusted operating margin was primarily related to price realization, productivity savings and favorable volume, partially offset by inflation, increased spending on strategic investments and unfavorable mix.
Additional financial highlights for the quarter ended September 30, 2022 include the following:
•Orders of $1,419 million, down 6.5% from $1,518 million in the prior year period, and down 0.7% on an organic basis.
•Earnings per share of $0.07, down 88.9% compared to prior year ($0.79, up 25.4% versus prior year, on an adjusted basis).
•Net income as a percent of revenue of .87%, down 813 basis points compared to 9.0% in the prior year. EBITDA margin of 5.9%, down 1,110 basis points when compared to 17.0% in the prior year (18.3% on an adjusted basis, up 40 basis points)
•Net cash flow generated in operating activities of $234 million for the nine months ended September 30, 2022, a decrease of $84 million during the same period of the prior year. Free cash flow of $86 million, down $105 million from the prior year.

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

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
(in millions, except for per share data)	2022			2021		2022		2021
Net income & Earnings per share	$12		$0.07	$114	$0.63	$206	$1.14	$314	$1.73
Restructuring and realignment	6		0.03	2	0.01	18	0.10	16	0.09
Special charges	154	(b)	0.84	2	0.01	159	0.88	8	0.04
(Gain) loss from sale of business	—		—	—	—	(1)	(0.01)	(2)	(0.01)
Tax effects of adjustments (a)	(28)	(c)	(0.15)	(1)	(0.01)	(34)	(0.19)	1	(0.02)
Adjusted net income & Adjusted earnings per share	$144		$0.79	$116	$0.63	$348	$1.92	$337	$1.86

(a) The tax effects of adjustments are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction.
(b) The special charges in the quarter primarily relates to the U.K. pension settlement expense of $140 million and asset impairment charges of $12 million recorded in the period.
(c) The $28 million in tax effects of adjustments in the quarter primarily consists of $23 million related to to the U.K. pension settlement expense.

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
•“special charges" defined as costs incurred by the Company, such as acquisition and integration related costs, non-cash impairment charges and both operating and non-operating adjustments for costs related to the U.K. pension plan buy-out.
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

	Nine Months Ended
	September 30,
(in millions)	2022	2021
Net cash provided by operating activities	$234	$318
Capital expenditures	(148)	(127)
Free cash flow	$86	$191
Net cash used in investing activities	$(123)	$(113)
Net cash used in financing activities	$(210)	$(806)

2022 Outlook

We are further updating our total revenue growth to be in the range of approximately 4% in 2022, with organic revenue growth anticipated to be in the range of 9% to 10%. The following is a summary of our organic revenue outlook by end markets:

•Utilities revenue increased by approximately 5% through the third quarter on an organic basis driven by strength in the U.S. and western Europe partially offset by weakness in the emerging markets. For the remainder of 2022, we expect organic revenue growth in the mid-single-digit range, as utilities continue to remain focused on mission-critical applications in wastewater. Long-term capex outlook supported by aging infrastructure and the emerging markets’ continued advancement. On the clean water side, the timing of large project deployments has been impacted by the global shortage of electronic components. Although chip supply remains constrained, we do expect a continued, modest easing of chip supply, sequentially. Additionally, we can expect continued momentum for water quality products and increased demand for pipeline assessment services due to aging infrastructure.
•Industrial revenue increased by approximately 13% through the third quarter on an organic basis driven by strength across all major geographic regions. For 2022, we now expect organic revenue growth in the low-double-digit range. We expect to see continued robust growth in our dewatering business, especially in the emerging markets from mining demand. We expect sustained demand in light industrial activity globally.
•In the commercial markets, organic revenue increased by approximately 8% through the third quarter on an organic basis driven by strength across all major geographic regions. For the remainder of 2022, we now expect organic revenue growth in the high-single to low-double digit range. We expect increased demand for green buildings and energy efficiency related projects, particularly in Europe, and strong commercial development in the Middle East.
•In the residential markets, organic revenue increased by approximately 16% through the third quarter on an organic basis predominately driven by strength in the U.S. This market is primarily driven by solid replacement revenue serviced through our distribution network. For 2022, we expect organic revenue growth in the high-teens. We anticipate dealer activity to remain healthy and order demand to normalize as supply chains and lead times improve.

We will continue to strategically execute restructuring and realignment actions in an effort to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. During 2022, we expect to incur approximately $25 million and $30 million in restructuring and realignment costs.

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2022	2021	Change		2022	2021	Change
Revenue	$1,380	$1,265	9.1%		$4,016	$3,872	3.7%
Gross profit	524	472	11.0%		1,511	1,482	2.0%
Gross margin	38.0%	37.3%	70	bp	37.6%	38.3%	(70)	bp
Total operating expenses	356	320	11.3%		1,086	1,037	4.7%
Expense to revenue ratio	25.8%	25.3%	50	bp	27.0%	26.8%	20	bp
Restructuring and realignment costs	6	2	200.0%		18	16	12.5%
Special charges	13	1	NM		15	3	400.0%
Adjusted operating expenses	337	317	6.3%		1,053	1,018	3.4%
Adjusted operating expenses to revenue ratio	24.4%	25.1%	(70)	bp	26.2%	26.3%	(10)	bp
Operating income	168	152	10.5%		425	445	(4.5)%
Operating margin	12.2%	12.0%	20	bp	10.6%	11.5%	(90)	bp
U.K. pension settlement expense	140	—	100.0%		140	—	100.0%
Interest and other non-operating expense, net	11	19	(42.1)%		35	62	(43.5)%
Gain from sale of business	—	—	—		1	2	(50.0)%
Income tax expense	5	19	(73.7)%		45	71	(36.6)%
Tax rate	27.8%	13.9%	1,390	bp	17.8%	18.3%	(50)	bp
Net income	$12	$114	(89.5)%		$206	$314	(34.4)%
NM - Not meaningful change
Revenue
Revenue generated during the three and nine months ended September 30, 2022 was $1,380 million and $4,016 million, reflecting increases of $115 million, or 9.1%, and $144 million, or 3.7%, respectively, compared to the same prior year periods. On a constant currency basis, revenue grew 15.4% and 8.2% for the three and nine months ended September 30, 2022. The increases on a constant currency basis were driven by organic revenue growth of $199 million and $326 million respectively, reflecting strong organic growth across all major geographic regions for the quarter and on a year-to-date basis, driven by strong backlog execution and price realization.
The following table illustrates the impact from organic growth, recent divestitures, and foreign currency translation in relation to revenue during the three and nine months ended September 30, 2022:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2021 Revenue	$547		$400		$318		$1,265
Organic Growth	73	13.3%	79	19.8%	47	14.8%	199	15.7%
Divestitures	—	—%	—	—%	(4)	(1.3)%	(4)	(0.3)%
Constant Currency	73	13.3%	79	19.8%	43	13.5%	195	15.4%
Foreign currency translation (a)	(46)	(8.4)%	(21)	(5.3)%	(13)	(4.1)%	(80)	(6.3)%
Total change in revenue	27	4.9%	58	14.5%	30	9.4%	115	9.1%
2022 Revenue	$574		$458		$348		$1,380
(a)Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the British Pound, the Chinese Yuan and the Swedish Krona.

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2021 Revenue	$1,625		$1,207		$1,040		$3,872
Organic Growth	170	10.5%	149	12.3%	7	0.7%	326	8.4%
Divestitures	—	—%	—	—%	(9)	(0.9)%	(9)	(0.2)%
Constant Currency	170	10.5%	149	12.3%	(2)	(0.2)%	317	8.2%
Foreign currency translation (a)	(99)	(6.1)%	(44)	(3.6)%	(30)	(2.9)%	(173)	(4.5)%
Total change in revenue	71	4.4%	105	8.7%	(32)	(3.1)%	144	3.7%
2022 Revenue	$1,696		$1,312		$1,008		$4,016
(a)Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the British Pound, the Swedish Krona and the Australian Dollar.
Water Infrastructure
Water Infrastructure revenue increased $27 million, or 4.9%, for the third quarter of 2022 (13.3% increase on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $46 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $73 million. Organic growth for the quarter was driven by strength in both the utility and industrial end markets. The utilities end market experienced organic growth of $49 million across all major geographic regions, with particular strength in the U.S. driven by good price realization and strength in the construction sector, and in western Europe where we saw strong demand in utilities' capital spending coupled with good price realization. The industrial end market also had organic growth of $24 million spanning all major geographic regions, with particular strength in emerging markets led by strong dewatering demand in Latin America and Africa, as well as strength in western Europe where we benefited from strong backlog execution.
From an application perspective, organic revenue growth for the third quarter was driven by our transport applications with $67 million of organic growth, with dewatering accounting for almost half of that. All three of our major geographic regions contributed to the organic revenue growth in transport, led by the U.S. where we continued to experience strong price realization and healthy market conditions, followed by western Europe which had strong demand from utility capital projects and solid project execution. We also experienced strong growth in the emerging markets driven by strong price realization a well as robust mining demand in our dewatering business, particularity in Latin America and Africa. Organic revenue for the treatment application was up $6 million for the quarter, driven by backlog execution in western Europe.
For the nine months ended September 30, 2022, revenue increased $71 million, or 4.4% (10.5% increase on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $99 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $170 million. Organic growth for the period was driven by strength in both the utility and industrial end markets. The utilities end market experienced organic growth of $90 million led by strength in the U.S. and western Europe, bolstered by strong price realization, solid backlog execution and timing of projects as compared to prior year; which was partially offset by weakness in the emerging markets, primarily due to the negative impact of continued COVID impacts in China. The industrial end market had $80 million of organic growth across all major geographies, particularly in western Europe due to strong backlog execution, and the emerging markets, driven by mining projects and price realization in both Latin America and Africa.
From an application perspective, organic revenue growth during the nine-month period was driven by our transport applications. Transport experienced $160 million of revenue growth, almost half of which came from the dewatering application. The increase in organic revenue was led by the U.S. and western Europe, where we experienced solid price realization and executed on strong backlog in both regions. The emerging markets also had strong growth in dewatering from mining demand in Latin America and Africa, which was partially offset by declines in China due to COVID impacts. Organic revenue for the treatment application also contributed $10 million for the period, as revenue growth from strong backlog execution in western Europe and the U.S., partially offset by declines in emerging markets led by the continued negative COVID impacts on China.

Applied Water
Applied Water revenue increased $58 million, or 14.5%, for the third quarter of 2022 (19.8% increase on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $21 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $79 million, led by strength in the industrial end market, followed by strength in the commercial and residential end markets. Organic revenue growth in the third quarter was $40 million for the industrial water application, driven by the emerging markets, due to strong backlog execution driven by market recovery in China and in western Europe where we benefited from strength in the marine and food & beverage sectors and continued investments that drove strong growth in manufacturing output. The U.S. also experienced continued strength in the industrial water application, driven by strong price realization. The commercial and residential building services applications grew organically $26 million and $13 million, respectively. Growth in these applications was driven by price realization and strong backlog execution in the U.S. due to supply chain improvements.
For the nine months ended September 30, 2022, revenue increased $105 million, or 8.7% (12.3% increase on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $44 million of foreign currency translation during the nine month period, with the change at constant currency coming entirely from organic growth of $149 million. Organic growth during the period was driven by strength in all three end markets and across all major geographic regions, with particular strength in the U.S. and western Europe. Organic revenue growth during the nine month period was led by strength in the industrial water application of $78 million, where in the U.S. where we benefited from price realization and strong backlog execution, in the emerging markets where we saw market recovery in China, and in Western Europe where we had healthy order intake across the sector. Commercial building services grew $38 million organically during the period, particularly in the U.S. and western Europe, where we benefited from price realization and strong backlog execution. The residential building services application had $33 million of organic revenue growth during the period, primarily in the U.S. driven by price realization and strong backlog execution.
Measurement & Control Solutions
Measurement & Control Solutions revenue increased $30 million, or 9.4%, for the third quarter of 2022 (13.5% increase on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $13 million of foreign currency translation, with the change at constant currency coming from an organic growth of $47 million (14.8% growth) and reduced revenue related to divestiture impacts of $4 million. Organic growth in the quarter was driven by $42 million in the utility end markets across all major geographies. The industrial end market experienced modest growth of $5 million.
From an application perspective, organic revenue growth during the quarter was driven by the water application of $38 million, primarily in the U.S., as a result of easing of electronic component shortages and strong price realization. The energy applications grew $9 million driven by gas metering backlog execution in the U.S.
For the nine months ended September 30, 2022, revenue decreased $32 million, or 3.1% (0.2% decrease on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $30 million of foreign currency translation, with the change at constant currency coming from an organic increase of $7 million (0.7% increase) and reduced revenue related to divestiture impacts of $9 million. Organic revenue growth in the period consisted of growth in the industrial end market of $8 million, driven by strength in our test business in the emerging markets, slightly offset by $1 million of declines in the utility end market.
From an application perspective, organic revenue growth during the nine-month period consisted of growth in the water application of $27 million, partially offset by declines in the energy applications of $20 million. Organic revenue growth in the water application was driven by strength in the U.S. due to strong price realization, and backlog execution in the emerging markets. Declines in the energy applications were driven by impacts from electronic component shortages in the U.S. during the first half of the year.

Orders / Backlog
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business. Orders received during the third quarter of 2022 were $1,419 million, a decrease of $99 million, or 6.5%, over the prior year (1.1% decrease on a constant currency basis). Orders received during the nine months ended September 30, 2022 were $4,818 million, an increase of $102 million, or 2.2%, over the prior year (6.2% increase on a constant currency basis). Order intake was negatively impacted by $82 million and $189 million of foreign currency translation for the three and nine months ended September 30, 2022, respectively. The decrease on a constant currency basis for the quarter was primarily driven by organic order declines of $10 million. The increase on a constant currency basis for the nine month period was primarily driven by organic order growth of $309 million.
The following table illustrates the impact from organic growth, recent divestitures, and foreign currency translation in relation to orders during the three and nine months ended September 30, 2022:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2021 Orders	$623		$446		$449		$1,518
Organic Growth	18	2.9%	(17)	(3.8)%	(11)	(2.4)%	(10)	(0.7)%
Divestitures	—	—%	—	—%	(7)	(1.6)%	(7)	(0.4)%
Constant Currency	18	2.9%	(17)	(3.8)%	(18)	(4.0)%	(17)	(1.1)%
Foreign currency translation (a)	(47)	(7.5)%	(20)	(4.5)%	(15)	(3.3)%	(82)	(5.4)%
Total change in orders	(29)	(4.7)%	(37)	(8.3)%	(33)	(7.3)%	(99)	(6.5)%
2022 Orders	$594		$409		$416		$1,419
(a)Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the British Pound, the Chinese Yuan and the Swedish Krona.

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2021 Orders	$1,873		$1,409		$1,434		$4,716
Organic Growth	225	12.0%	30	2.1%	54	3.8%	309	6.6%
Divestitures	—	—%	—	—%	(18)	(1.3)%	(18)	(0.4)%
Constant Currency	225	12.0%	30	2.1%	36	2.5%	291	6.2%
Foreign currency translation (a)	(113)	(6.0)%	(45)	(3.2)%	(31)	(2.2)%	(189)	(4.0)%
Total change in orders	112	6.0%	(15)	(1.1)%	5	0.3%	102	2.2%
2022 Orders	$1,985		$1,394		$1,439		$4,818
(a)Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the British Pound, the Swedish Krona and the Australian Dollar.

Water Infrastructure
Water Infrastructure segment orders decreased $29 million, or 4.7%, to $594 million (2.9% increase on a constant currency basis) for the third quarter of 2022 as compared to the prior year. Order intake for the quarter was negatively impacted by $47 million of foreign currency translation. The order increase on a constant currency basis in the quarter was driven by organic order growth in our transport applications in the U.S. and western Europe, where we benefited from healthy market conditions, large infrastructure projects and price realization. Transport order growth in the U.S. and western Europe was slightly offset by declines in emerging markets, where dewatering strength in Latin America and Africa was more than offset by order softness in India, China and

Russia. For the treatment application, organic orders declined modestly in the quarter, primarily due to modest weakness in the emerging markets and western Europe more than offsetting growth in the U.S.
For the nine months ended September 30, 2022, orders increased $112 million, or 6.0%, to $1,985 million (12.0% on a constant currency basis) as compared to the prior year. Order growth for the period was negatively impacted by $113 million of foreign currency translation. Organic orders increased during the period as strength in the transport applications came primarily from the U.S. where we benefited from strong market demand and timing of large infrastructure projects in utilities. There was also order growth from water utility customers in western Europe mainly from increased demand in utility capital projects and healthy market conditions in the first half of the year. The treatment application saw a decrease in orders driven by the emerging markets due to declines in China related to COVID impacts, which more than offset modest growth in the U.S.
Applied Water
Applied Water segment orders decreased $37 million, or 8.3%, to $409 million (3.8% decrease on a constant currency basis) for the third quarter of 2022 as compared to the prior year. Order weakness for the quarter was negatively impacted by $20 million of foreign currency translation. The order decrease on a constant currency basis was driven by weakness in the U.S. following strong demand recovery in the prior year. The declines in the U.S. were primarily in the specialty flow control business in the industrial end market, as well as in residential building services. This decline was partially offset by higher order intake in the emerging markets.
For the nine months ended September 30, 2022, orders decreased $15 million, or 1.1%, to $1,394 million (2.1% increase on a constant currency basis) as compared to the prior year. Order weakness for the period was negatively impacted by $45 million of foreign currency translation. The order increase on a constant currency basis was driven by strength in the emerging markets and western Europe as a result of strong market conditions and stocking by channel partners, partially offset by weakness in the U.S. following very strong demand recovery in the prior year reflecting order growth of 28% in the prior year period.
Measurement & Control Solutions
Measurement & Control Solutions segment orders decreased $33 million, or 7.3%, to $416 million (4.0% decrease on a constant currency basis) for the third quarter of 2022 as compared to the prior year. Order weakness for the quarter was negatively impacted by $15 million of foreign currency translation and reduced orders related to divestiture impacts of $7 million. The order decrease on a constant currency basis consisted primarily of organic order declines of $11 million, or (2.4)%. The order declines in the current quarter are lapping very strong organic order growth of 42% in the same prior year period. Organic orders for the quarter decreased in the energy applications, primarily driven by moderation of the increased demand and advanced ordering to address electronic component shortages that we benefited from in the prior year. This decline was partially offset by strength in the water application driven by large project orders in the U.S. and the emerging markets.
For the nine months ended September 30, 2022, orders increased $5 million or 0.3%, to $1,439 million (2.5% increase on a constant currency basis) as compared to the prior year. Order growth for the period was negatively impacted by $31 million of foreign currency translation and reduced orders related to divestiture impacts of $18 million. The order increase on a constant currency basis consisted primarily of organic order growth of $54 million, or 3.8%. The modest order growth in the period is lapping very strong order growth of 42% in the same period during the prior year. Organic orders for the period increased in the energy applications, primarily driven by demand and advanced ordering in the first half of the year to address electronic component shortages. This increase was partially offset by weakness in the water application driven by the moderation of early orders to mitigate electronic component shortages and longer lead times that drove order growth in the prior year, as well as modest order growth in our test and assessment service offerings.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays occur from time to time. Total backlog was $3,667 million at September 30, 2022, an increase of $703 million or 23.7%, as compared to September 30, 2021 backlog of $2,964 million, and an increase of $427 million or 13.2%, as compared to December 31, 2021 backlog of $3,240 million, driven by the significant increase in orders in the year. We anticipate that approximately 30% of the backlog at September 30, 2022 will be recognized as revenue in the remainder of 2022. There were no significant order cancellations during the quarter.
Gross Margin
Gross margin as a percentage of revenue increased 70 and decreased 70 basis points to 38.0% and 37.6% for the three and nine months ended September 30, 2022, as compared to 37.3% and 38.3% for the comparative 2021 period. The gross margin increase for the quarter included favorable impacts of 840 basis points, driven by 570 basis points of price realization and 250 basis points of productivity savings. Favorable impacts in the quarter were partially offset by 770 basis points of negative impacts, driven by 570 basis points of inflation, 80 basis points of unfavorable mix and 50 basis points of spending on strategic investments. The gross margin decrease for the nine month period included 770 basis points of negative impacts, driven by 610 basis points of cost inflation, as well as increased spending on strategic investments of 60 basis points and unfavorable mix of 60 basis points. These impacts were partially offset favorable impacts of 700 basis points, driven by 440 basis points of price realization and 230 basis points of productivity savings.
Operating Expenses
The following table presents operating expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2022	2021	Change		2022	2021	Change
Selling, general and administrative expenses ("SG&A")	$294	$273	7.7%		$912	$878	3.9%
SG&A as a % of revenue	21.3%	21.6%	(30)	bp	22.7%	22.7%	—	bp
Research and development expenses ("R&D")	47	49	(4.1)%		152	152	—%
R&D as a % of revenue	3.4%	3.9%	(50)	bp	3.8%	3.9%	(10)	bp
Restructuring and asset impairment charges	15	(2)	(850.0)%		22	7	214.3%
Operating expenses	$356	$320	11.3%		$1,086	$1,037	4.7%
Expense to revenue ratio	25.8%	25.3%	50	bp	27.0%	26.8%	20	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses increased by $21 million to $294 million, or 21.3% of revenue, in the third quarter of 2022, as compared to $273 million, or 21.6% of revenue, in the comparable 2021 period. Revenue growth was higher than SG&A increases resulting in a lower SG&A as a percentage of sales for the third quarter. Cost increases were driven by increased investments in strategic growth initiatives of $18 million and inflation of $9 million, partially offset by $5 million productivity savings.

SG&A expenses increased by $34 million to $912 million, or 22.7% of revenue, in the nine months ended September 30, 2022, as compared to $878 million, or 22.7% of revenue, in the comparable 2021 period. Cost increases were driven by increased investments in strategic growth initiatives of $41 million and inflation of $28 million, partially offset by $29 million of favorable currency impacts and $15 million productivity savings.

Research and Development ("R&D") Expenses
R&D expense was $47 million, or 3.4% of revenue, in the third quarter of 2022, as compared to $49 million, or 3.9% of revenue in the third quarter of 2021; and was $152 million, or 3.8% of revenue, in the nine months ended September 30, 2022, as compared to $152 million, or 3.9% of revenue, in the comparable 2021 period. The R&D spend was fairly consistent year over year in both periods.

Restructuring and Asset Impairment Charges
Restructuring
During the three and nine months ended September 30, 2022, we incurred restructuring costs of $3 million and $9 million, respectively. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount across all segments.
During the three and nine months ended September 30, 2021, we recognized restructuring recoveries of $(2) million and charges of $6 million, respectively, of which $(2) million and $4 million, respectively, relate to actions previously announced in 2020. These charges included reduction of headcount across all segments and asset impairments within our Measurement & Control Solutions segment.
The following is a roll-forward for the nine months ended September 30, 2022 and 2021 of employee position eliminations associated with restructuring activities:

	2022	2021
Planned reductions - January 1	60	319
Additional planned reductions	92	73
Actual reductions and reversals	(66)	(234)
Planned reductions - September 30	86	158
The following table presents expected restructuring spend in 2022 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total

Actions Commenced in 2022:
Total expected costs	$4	$1	$3	$—	$8
Costs incurred during Q1 2022	—	—	—	—	—
Costs incurred during Q2 2022	2	1	2	—	5
Costs incurred during Q3 2022	2	—	1	—	3
Total expected costs remaining	$—	$—	$—	$—	$—

Actions Commenced in 2021:
Total expected costs	$3	$—	$1	$—	$4
Costs incurred during 2021	3	—	—	—	3
Costs incurred during Q1 2022	—	—	—	—	—
Costs incurred during Q2 2022	—	—	—	—	—
Costs incurred during Q3 2022	—	—	—	—	—
Total expected costs remaining	$—	$—	$1	$—	$1
During the second quarter of 2022, we also incurred charges of $1 million within the Measurement & Control Solutions segment, related to actions commenced prior to 2021.
The Water Infrastructure, Applied Water and Measurement & Control Solutions actions commenced in 2022 consist primarily of severance charges. The actions commenced in 2022 are complete.
The Water Infrastructure and Measurement & Control Solutions actions commenced in 2021 consist primarily of severance charges. The Water Infrastructure actions are complete and the Measurement & Control Solutions actions are expected to continue through the first quarter of 2023.

We currently expect to incur between $10 million and $15 million in restructuring costs for the full year. These restructuring costs are primarily related to efforts to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers.
Asset Impairment
During the third quarter of 2022, we determined that certain assets including software and customer relationships within our Measurement & Control Solutions segment were impaired. Accordingly, we recognized an impairment charge of $12 million. Refer to Note 8, "Goodwill and Other Intangible Assets," for additional information.

Operating Income and Adjusted EBITDA
Operating income was $168 million (operating margin of 12.2%) during the third quarter of 2022, an increase of $16 million, or 10.5%, when compared to operating income of $152 million (operating margin of 12.0%) during the prior year, or a total increase of 20 basis points. Operating margin expansion included unfavorable impacts of 110 basis points from increases in special charges and restructuring and realignment costs as compared to the prior year. Additionally, operating margin included 1200 basis points of expansion from favorable operating impacts, which consisted of an 800 basis point increase related to price realization, 300 basis points related to productivity savings and 100 basis points of favorable volume. Margin expansion was offset by negative operating impacts of 1070 basis points driven by 650 basis points of inflation, 190 basis points of increased spending on strategic investments and 80 basis points of unfavorable mix. Excluding special charges and restructuring and realignment costs, adjusted operating income was $187 million (adjusted operating margin of 13.6%) for the third quarter of 2022 as compared to adjusted operating income of $155 million (adjusted operating margin of 12.3%) or the third quarter of 2021.
Operating income was $425 million (operating margin of 10.6%) for the nine months ended September 30, 2022, a decrease of $20 million, or 4.5%, when compared to operating income of $445 million (operating margin of 11.5%) during the prior year, or a total decrease of 90 basis points. Operating margin declines included unfavorable impacts of 30 basis points from increases in special charges and restructuring and realignment costs as compared to the prior year, as well as 990 basis points of unfavorable operating impacts, driven by 700 basis points of inflation and 180 basis points of increased spending on strategic investments. Operating margin declines were offset by 930 basis points from favorable operating impacts, which were driven by a 630 basis point increase from price realization and 280 basis points from productivity savings. Excluding special charges and restructuring and realignment costs, adjusted operating income was $458 million (adjusted operating margin of 11.4%) for the nine months ended September 30, 2022 as compared to adjusted operating income of $464 million (adjusted operating margin of 12.0%) for the nine months ended September 30, 2021.
Adjusted EBITDA was $252 million (adjusted EBITDA margin of 18.3%) during the third quarter of 2022, an increase of $25 million, or 11.0%, when compared to adjusted EBITDA of $227 million (adjusted EBITDA margin of 17.9%) during the comparable quarter in the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors impacting adjusted operating margin noted above; however, adjusted EBITDA margin expansion excludes the benefit from a year over year reduction in depreciation and amortization expense.
Adjusted EBITDA for the nine months ended September 30, 2022 was $659 million (adjusted EBITDA margin of 16.4%), a decrease of $17 million, or 2.5%, when compared to adjusted EBITDA of $676 million (adjusted EBITDA margin of 17.5%) during the comparable period in prior year. The decrease in adjusted EBITDA margin was primarily due to the same factors impacting adjusted operating margin noted above; however, adjusted EBITDA margin did not benefit from a year over year reduction in depreciation and amortization expense.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2022	2021	Change		2022	2021	Change
Water Infrastructure
Operating income	$104	$101	3.0%		$286	$265	7.9%
Operating margin	18.1%	18.5%	(40)	bp	16.9%	16.3%	60	bp
Restructuring and realignment costs	3	1	200.0%		7	10	(30.0)%
Special charges	—	—	NM		—	—	NM
Adjusted operating income	$107	$102	4.9%		$293	$275	6.5%
Adjusted operating margin	18.6%	18.6%	—	bp	17.3%	16.9%	40	bp
Applied Water
Operating income	$77	$60	28.3%		$197	$190	3.7%
Operating margin	16.8%	15.0%	180	bp	15.0%	15.7%	(70)	bp
Restructuring and realignment costs	1	2	(50.0)%		4	5	(20.0)%
Special charges	—	—	NM		—	1	NM
Adjusted operating income	$78	$62	25.8%		$201	$196	2.6%
Adjusted operating margin	17.0%	15.5%	150	bp	15.3%	16.2%	(90)	bp
Measurement & Control Solutions
Operating income (loss)	$(2)	$7	(128.6)%		$(17)	$29	158.6%
Operating margin	(0.6)%	2.2%	(280)	bp	(1.7)%	2.8%	(450)	bp
Restructuring and realignment costs	2	(1)	NM		7	1	600.0%
Special charges	12	—	100.0%		13	—	100.0%
Adjusted operating income	$12	$6	100.0%		$3	$30	90.0%
Adjusted operating margin	3.4%	1.9%	150	bp	0.3%	2.9%	(260)	bp
Corporate and other
Operating loss	$(11)	$(16)	31.3%		$(41)	$(39)	5.1%
Special charges	1	1	NM		2	2	—%
Adjusted operating loss	$(10)	$(15)	(33.3)%		$(39)	$(37)	5.4%
Total Xylem
Operating income	$168	$152	10.5%		$425	$445	(4.5)%
Operating margin	12.2%	12.0%	20	bp	10.6%	11.5%	(90)	bp
Restructuring and realignment costs	6	2	200.0%		18	16	12.5%
Special charges	13	1	1,200.0%		15	3	400.0%
Adjusted operating income	$187	$155	20.6%		$458	$464	(1.3)%
Adjusted operating margin	13.6%	12.3%	130	bp	11.4%	12.0%	(60)	bp
NM - Not meaningful percentage change

The table below provides a reconciliation of net income to consolidated EBITDA and adjusted EBITDA:

	Three Months Ended				Nine Months Ended
(in millions)	September 30,				September 30,
	2022	2021	Change		2022	2021	Change
Net Income	$12	$114	(89)%		$206	$314	(34)%
Net Income margin	0.9%	9.0%	(810)	bp	5.1%	8.1%	(30.0)	bp
Depreciation	27	31	(13)%		83	90	(8)%
Amortization	31	31	—%		93	96	(3)%
Interest expense, net	7	20	(65)%		28	58	(52)%
Income tax expense	5	19	(74)%		45	71	(37)%
EBITDA	$82	$215	(62)%		$455	$629	(28)%
Share-based compensation	10	8	25%		28	25	12%
Restructuring & realignment	6	2	200%		18	16	13%
U.K. pension settlement expense	140	—	100.0%		140	—	100.0%
Special charges	14	2	600%		19	8	138%
Gain from sale of business	—	—	NM		(1)	(2)	(50)%
Adjusted EBITDA	$252	$227	11%		$659	$676	(3)%
Adjusted EBITDA margin	18.3%	17.9%	40	bp	16.4%	17.5%	(110)	bp

The tables below provide a reconciliation of each segment's operating income (loss) to EBITDA and adjusted EBITDA:

	Three Months Ended
	September 30, 2022
(in millions)	Water Infrastructure	Applied Water Systems	Measurement & Control Solutions
Operating Income (Loss)	$104	$77	$(2)
Depreciation	11	4	8
Amortization	1	—	27
Other non-operating expense	—	(1)	(1)
EBITDA	$116	$80	$32
Share-based compensation	—	2	2
Restructuring & realignment	3	1	2
Special charges	—	—	12
Adjusted EBITDA	$119	$83	$48
Adjusted EBITDA margin	20.7%	18.1%	13.8%

	Three Months Ended
	September 30, 2021
(in millions)	Water Infrastructure	Applied Water Systems	Measurement & Control Solutions
Operating Income	$101	$60	$7
Depreciation	11	5	11
Amortization	1	—	27
Other non-operating expense	1	—	—
EBITDA	$114	$65	$45
Share-based compensation	1	1	1
Restructuring & realignment	1	2	(1)
Adjusted EBITDA	$116	$68	$45
Adjusted EBITDA margin	21.2%	17.0%	14.2%

	2022 versus 2021
(in millions)	Water Infrastructure	Applied Water Systems	Measurement & Control Solutions
Operating Income (Loss)	$3	$17	$(9)
Depreciation	—	(1)	(3)
Amortization	—	—	—
Other non-operating expense	(1)	(1)	(1)
EBITDA	$2	$15	$(13)
Share-based compensation	(1)	1	1
Restructuring & realignment	2	(1)	3
Special charges	—	—	12
Adjusted EBITDA	$3	$15	$3
Adjusted EBITDA margin	(0.5)%	1.1%	(0.4)%

	Nine Months Ended
	September 30, 2022
(in millions)	Water Infrastructure	Applied Water Systems	Measurement & Control Solutions
Operating Income (Loss)	$286	$197	$(17)
Gain from sale of business	—	—	1
Depreciation	33	13	25
Amortization	6	1	78
Other non-operating expense	(3)	(2)	(2)
EBITDA	$322	$209	$85
Share-based compensation	1	4	5
Restructuring & realignment	7	4	7
Special charges	—	—	13
Gain from sale of business	—	—	(1)
Adjusted EBITDA	$330	$217	$109
Adjusted EBITDA margin	19.5%	16.5%	10.8%

	Nine Months Ended
	September 30, 2021
(in millions)	Water Infrastructure	Applied Water Systems	Measurement & Control Solutions
Operating Income	$265	$190	$29
Gain from sale of business	—	2	—
Depreciation	33	15	30
Amortization	5	2	81
Other non-operating expense	(3)	(1)	(2)
EBITDA	$300	$208	$138
Share-based compensation	2	3	4
Restructuring & realignment	10	5	1
Special charges	—	1	—
Gain from sale of business	—	(2)	—
Adjusted EBITDA	$312	$215	$143
Adjusted EBITDA margin	19.2%	17.8%	13.8%

	2022 versus 2021
(in millions)	Water Infrastructure	Applied Water Systems	Measurement & Control Solutions
Operating Income (Loss)	$21	$7	$(46)
Gain from sale of business	—	(2)	1
Depreciation	—	(2)	(5)
Amortization	1	(1)	(3)
Other non-operating expense	—	(1)	—
EBITDA	$22	$1	$(53)
Share-based compensation	(1)	1	1
Restructuring & realignment	(3)	(1)	6
Special charges	—	(1)	13
Gain from sale of business	—	2	(1)
Adjusted EBITDA	$18	$2	$(34)
Adjusted EBITDA margin	0.3%	(1.3)%	(3.0)%

Water Infrastructure
Operating income for our Water Infrastructure segment was $104 million (operating margin of 18.1%) during the third quarter of 2022, an increase of $3 million, or 2.9%, when compared to operating income of $101 million (operating margin of 18.5%) during the prior year, or a total decrease of 40 basis points. Operating margin declines included unfavorable impacts of 40 basis points from increases in restructuring and realignment costs as compared to the prior year, as well as negative operating impacts of 1,080 basis points driven by 560 basis points of inflation, 250 basis points of increased spending on strategic investments and 190 basis points of unfavorable mix. Margin declines were offset by 1,080 basis points from favorable operating impacts consisting a 680 basis points of price realization, 300 basis points of productivity savings and 100 basis points of favorable volume. Excluding special charges and restructuring and realignment costs, adjusted operating income was $107 million (adjusted operating margin of 18.6%) for the third quarter of 2022 as compared to adjusted operating income of $102 million (adjusted operating margin of 18.6%) or the third quarter of 2021.

Operating income was $286 million for our Water Infrastructure segment (operating margin of 16.9%) for the nine months ended September 30, 2022, an increase of $21 million, or 7.9%, when compared to operating income of $265 million (operating margin of 16.3%) during the prior year, or a total increase of 60 basis points. Operating margin expansion included favorable impacts of 20 basis points from a decrease in restructuring and realignment costs as compared to the prior year, as well as 940 basis points from favorable operating impacts, driven by 510 basis points of price realization, 280 basis points from productivity savings and 90 basis points of favorable volume. Margin expansion was offset by 900 basis points of unfavorable impacts driven by 570 basis points of inflation, 220 basis points due to increased spending on strategic investments and 80 basis points of unfavorable mix. Excluding special charges and restructuring and realignment costs, adjusted operating income was $293 million (adjusted operating margin of 17.3%) for the nine months ended September 30, 2022 as compared to adjusted operating income of $275 million (adjusted operating margin of 16.9%) for the nine months ended September 30, 2021.
Adjusted EBITDA was $119 million (adjusted EBITDA margin of 20.7%) for the third quarter of 2022, an increase of $3 million, or 2.6%, when compared to adjusted EBITDA of $116 million (adjusted EBITDA margin of 21.2%) during the prior year. The adjusted EBITDA margin was impacted by the same offsetting factors impacting the adjusted operating margin; however, adjusted EBITDA margin did not benefit from a year over year reduction in share based compensation expense and other non-operating expense.
Adjusted EBITDA was $330 million (adjusted EBITDA margin of 19.5%) for the nine months ended September 30, 2022, an increase of $18 million, or 5.8%, when compared to adjusted EBITDA of $312 million (adjusted EBITDA margin of 19.2%) during 2021. The increase in adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin.
Applied Water
Operating income for our Applied Water segment was $77 million (operating margin of 16.8%) during the third quarter of 2022, an increase of $17 million, or 28.3%, when compared to operating income of $60 million (operating margin of 15.0%) during the prior year, or a total increase of 180 basis points. Operating margin expansion included favorable impacts of 30 basis points from a decrease in restructuring and realignment costs as compared to the prior year, as well as 1,510 basis points from favorable operating impacts, driven by 1,150 basis points from price realization and 320 basis points from productivity savings. Margin expansion was offset by negative operating impacts of 1,360 basis points driven by 860 basis points of inflation, 130 basis points of increased spending on strategic investments, 130 basis points of inventory management costs and 60 basis points of unfavorable mix. Excluding special charges and restructuring and realignment costs, adjusted operating income was $78 million (adjusted operating margin of 17.0%) for the third quarter of 2022 as compared to adjusted operating income of $62 million (adjusted operating margin of 15.5%) for the third quarter of 2021.
Operating income was $197 million for our Applied Water segment (operating margin of 15.0%) for the nine months ended September 30, 2022, an increase of $7 million, or 3.7%, when compared to operating income of $190 million (operating margin of 15.7%) during the prior year, or a total decrease of 70 basis points. Operating margin declines included favorable impacts of 20 basis points from a decrease in restructuring and realignment costs and special charges as compared to the prior year, as well as 1,300 basis points of unfavorable operating impacts, driven by 950 basis points of inflation, 100 basis points of increased spending on strategic investments, and 70 basis points of increased inventory management costs. Margin declines were offset by 1,210 basis points from favorable operating impacts, which were driven by 880 basis points of price realization and 320 basis points from productivity savings. Excluding special charges and restructuring and realignment costs, adjusted operating income was $201 million (adjusted operating margin of 15.3%) for the nine months ended September 30, 2022 as compared to adjusted operating income of $196 million (adjusted operating margin of 16.2%) for the nine months ended September 30, 2021.
Adjusted EBITDA was $83 million (adjusted EBITDA margin of 18.1%) for the third quarter of 2022, an increase of $15 million, or 22.1%, when compared to adjusted EBITDA of $68 million (adjusted EBITDA margin of 17.0%) during the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from a year over year reduction in depreciation and amortization expense.
Adjusted EBITDA was $217 million (adjusted EBITDA margin of 16.5%) for the nine months ended September 30, 2022, an increase of $2 million, or 0.9%, when compared to adjusted EBITDA of $215 million (adjusted EBITDA margin of 17.8%) during the prior year. The decrease in adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from a year over year reduction in depreciation and amortization expense.

Measurement & Control Solutions
Operating loss for our Measurement & Control Solutions segment was $2 million (operating margin of (0.6%)) during the third quarter of 2022, a decrease of $9 million, or (128.6)%, when compared to operating income of $7 million (operating margin of 2.2%) during the prior year, or a total decrease of 280 basis points. Operating margin declines included unfavorable impacts of 430 basis points from increases in special charges (asset impairment) and restructuring and realignment costs as compared to the prior year. Operating margin declines also included negative operating impacts of 530 basis points driven by 490 basis points of inflation. Margin declines were offset by 680 basis points from favorable operating impacts consisting of 440 basis points of price realization and 240 basis points of favorable volume. Excluding special charges and restructuring and realignment costs, adjusted operating income was $12 million (adjusted operating margin of 3.4%) for the third quarter of 2022 as compared to adjusted operating income of $6 million (adjusted operating margin of 1.9%) for the third quarter of 2021.
Operating loss was $17 million for our Measurement & Control Solutions (operating margin of (1.7%)) for the nine months ended September 30, 2022, a decrease of $46 million, or (158.9)%, when compared to operating income of $29 million (operating margin of 2.8%) during the prior year, or a total decrease of 450 basis points. Operating margin declines included unfavorable impacts of 190 basis points an increase in special charges (asset impairment) and restructuring and realignment costs as compared to the prior year. Operating margin declines also had negative operating impacts of 890 basis points of unfavorable impacts driven by 530 basis points of inflation, 160 basis points of unfavorable volume and 90 basis points of unfavorable mix. Margin declines were offset by 630 basis points from favorable operating impacts consisting of 410 basis points of price realization and 220 basis points from productivity savings. Excluding special charges and restructuring and realignment costs, adjusted operating income was $3 million (adjusted operating margin of 0.3%) for the nine months ended September 30, 2022 as compared to adjusted operating income of $30 million (adjusted operating margin of 2.9%) for the nine months ended September 30, 2021.
Adjusted EBITDA was $48 million (adjusted EBITDA margin of 13.8%) for the third quarter of 2022, an increase of $3 million, or 6.7%, when compared to adjusted EBITDA of $45 million (adjusted EBITDA margin of 14.2%) during the prior year. The decrease in adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from a year over year reduction in depreciation and amortization expense.
Adjusted EBITDA was $109 million (adjusted EBITDA margin of 10.8%) for the nine months ended September 30, 2022, a decrease of $34 million, or 23.8%, when compared to adjusted EBITDA of $143 million (adjusted EBITDA margin of 13.8%) during the prior year. The decrease in adjusted EBITDA margin was due to the same factors as those impacting the decrease in adjusted operating margin; however, adjusted EBITDA margin decline was greater as it did not benefit from a year over year reduction in depreciation and amortization expense.
Corporate and Other
Operating loss for corporate and other decreased $5 million, or 31.2%, during the third quarter of 2022 compared to the prior year period. For the nine months ended September 30, 2022, operating loss for corporate and other increased $2 million, or 5.1%, compared to the same prior year period. The decrease in operating loss for the three months ended September 30, 2022 was due to the timing of employee-related expenses as compared to prior year. The increase in operating loss for the year was primarily due to higher performance related incentive costs.
Interest Expense
Interest expense was $12 million and $37 million for the three and nine months ended September 30, 2022 and $21 million and $63 million for the three and nine months ended September 30, 2021, respectively. The decrease in interest expense is primarily driven by interest expense incurred during 2021 related to our senior note that was paid off in October 2021 and interest income related to additional net investment hedges executed in during 2022. See Note 9., “Derivative Financial Instruments” and Note 11, "Credit Facilities and Debt," of our condensed consolidated financial statements for a description of our net investment hedges and credit facilities and long-term debt, respectively.

Income Tax Expense
The income tax provision for the three months ended September 30, 2022 was $5 million resulting in an effective tax rate of 27.8%, compared to a $19 million expense resulting in an effective tax rate of 13.9% for the same period in 2021. The income tax provision for the nine months ended September 30, 2022 was $45 million resulting in an effective tax rate of 17.8%, compared to a $71 million expense resulting in an effective tax rate of 18.3% for the same period in 2021. The effective tax rate for the three months ended September 30, 2022 differs from the same period in 2021 due to the impact of earnings mix in the current period. The effective tax rate for the nine month period ended September 30, 2022 differs from the same period in 2021 due to the impact of tax settlement benefits in the current period which was partially offset by permanent differences.
Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Nine Months Ended
	September 30,
(in millions)	2022	2021	Change
Operating activities	$234	$318	$(84)
Investing activities	(123)	(113)	(10)
Financing activities	(210)	(806)	596
Foreign exchange (a)	(64)	(19)	(45)
Total	$(163)	$(620)	$457
(a)The impact is primarily due to weakening of the Euro and Chinese Yuan partially offset by strengthening of the Russian Ruble.
Sources and Uses of Liquidity
Operating Activities
Cash generated by operating activities was $234 million for the nine months ended September 30, 2022 as compared to $318 million in the comparable prior year period. The reduction in cash generated was primarily driven by higher working capital levels, reflecting increased safety stock and higher accounts receivable driven by increased sales. Lower interest and income tax payments partially offset these items.
Investing Activities
Cash used in investing activities was $123 million for the nine months ended September 30, 2022 as compared to $113 million in the comparable prior year period. The increase in spending was driven by higher capital expenditures driven primarily by investments in equipment and rental fleet. Cash received from cross-currency swaps partially offset the outflow.
Financing Activities
Cash used by financing activities was $210 million for the nine months ended September 30, 2022 as compared to cash used of $806 million in the comparable prior year period. The reduction in cash used was primarily driven by the repayment of Senior Notes due 2021 in the prior year.
Funding and Liquidity Strategy
Our ability to fund our capital needs depends on our ongoing ability to generate cash from operations and access to bank financing and the capital markets. As a result of uncertainties caused both directly and indirectly by the COVID-19 pandemic and macroeconomic conditions, we continue to evaluate aspects of our spending, including capital expenditures, strategic investments and dividends.

Historically, we have generated operating cash flow sufficient to fund our primary cash needs. If our cash flows from operations are less than we expect, we may need to incur debt or issue equity. From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. There can be no assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. Our securities are rated investment grade. A significant change in credit rating could impact our ability to borrow at favorable rates. Refer to Note 11, "Credit Facilities and Debt", of our condensed consolidated financial statements for a description of limitations on obtaining additional funding.
We monitor our global funding requirements and seek to meet our liquidity needs on a cost-effective basis.
Based on our current global cash positions, cash flows from operations and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements and service debt and other obligations in both the U.S. and outside of the U.S. during the year. In addition, we believe our existing committed credit facilities and access to the public debt markets would provide further liquidity if required. Currently, we have available liquidity of approximately $2.0 billion, consisting of $1.2 billion of cash and $800 million of available credit facilities as disclosed in Note 11, "Credit Facilities and Debt", of our condensed consolidated financial statements. On October 1, 2021 our Senior Notes due 2021 were settled with cash on hand for a total of $600 million. We intend to repay the Senior Notes due 2023 in December 2022 at par using cash on hand.
Risks related to these items are described in our risk factor disclosures referenced under “Item 1A. Risk Factors" in our 2021 Annual Report.
Credit Facilities & Long-Term Contractual Commitments
See Note 11, "Credit Facilities and Debt," of our condensed consolidated financial statements for a description of our credit facilities and long-term debt.
Non-U.S. Operations
We generated approximately 53% and 54% of our revenue from non-U.S. operations for the three and nine months ended September 30, 2022, respectively, and 56% for both the three and nine months ended September 30, 2021. As we continue to grow our operations in the emerging markets and elsewhere outside of the U.S., we expect to continue to generate significant revenue from non-U.S. operations and expect that a substantial portion of our cash will be held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost-effective to do so. We continually review our domestic and foreign cash profile and our, expected future cash generation and investment opportunities, and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations. As of September 30, 2022, we have provided a deferred tax liability of $1 million for net foreign withholding taxes and state income taxes on $475 million of earnings expected to be repatriated to the U.S. parent as deemed necessary in the future.
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

Post-retirement Benefit Plans. As described in our 2021 Annual Report, the Company initiated the process for a full buy-out of its largest defined benefit plan in the U.K. in 2019. During the first quarter of 2020, the Company purchased a bulk annuity policy as a plan asset to facilitate the termination and buy-out of the plan. The buyout was completed in September 2022, at which point the remaining benefit obligations were transferred to the insurer and we were relieved of any further obligation. As a result, we recorded a pension settlement charge of £123 million (approximately $140 million), primarily consisting of unrecognized actuarial losses. The settlement also resulted in the recognition of $23 million in net tax benefits. The settlement of the plan did not impact our cash position.

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

PART II

ITEM 1.             LEGAL PROCEEDINGS
From time to time, we are involved in legal and regulatory proceedings that are incidental to the operation of our businesses (or the business operations of previously-owned entities). These proceedings may seek remedies relating to matters including environmental, tax, intellectual property, acquisitions or divestitures, product liability, property damage, personal injury, privacy, employment, labor and pension, government contract issues and commercial or contractual disputes. See Note 17, "Commitments and Contingencies," to the condensed consolidated financial statements for further information and any updates.

ITEM 1A.           RISK FACTORS
There have been no material changes from the risk factors previously disclosed in "Item 1A. Risk Factors" of our 2021 Annual Report.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended September 30, 2022:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
7/1/22 - 7/31/22	—	—	—	$182
8/1/22 - 8/31/22	—	—	—	$182
9/1/22 - 9/30/22	—	—	—	$182
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under this program for the three months ended September 30, 2022. There are up to $182 million in shares that may still be purchased under this plan as of September 30, 2022.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.             OTHER INFORMATION
None.

ITEM 6.             EXHIBITS
See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

3.1	Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2	Fourth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.2 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

101.0	The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104.0	The cover page from Xylem Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2022 formatted in Inline XBRL and contained in Exhibit 101.0.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri McShane
Geri McShane
Vice President, Controller and Chief Accounting Officer

November 1, 2022