Form 10-Q
period 2023-03-31
Xylem Inc.
filed 2023-05-04
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of April 28, 2023, there were 180,616,578 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

For the three months ended March 31,	2023	2022
Revenue	$1,448	$1,272
Cost of revenue	902	805
Gross profit	546	467
Selling, general and administrative expenses	354	304
Research and development expenses	53	52
Restructuring and asset impairment charges	8	—
Operating income	131	111
Interest expense	9	13
Other non-operating income (expense), net	4	(1)
Gain from sale of business	—	1
Income before taxes	126	98
Income tax expense	27	16
Net income	$99	$82
Earnings per share:
Basic	$0.55	$0.45
Diluted	$0.54	$0.45
Weighted average number of shares:
Basic	180.4	180.2
Diluted	181.3	181.0
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

For the three months ended March 31,	2023	2022
Net income	$99	$82
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	22	(3)
Net change in derivative hedge agreements:
Unrealized gain (loss)	4	(6)
Amount of loss reclassified into net income	5	2
Net change in post-retirement benefit plans:
Amortization of actuarial (gain) loss into net income	(1)	4
Other comprehensive income (loss), before tax	30	(3)
Income tax (benefit) expense related to items of other comprehensive income (loss)	(5)	3
Other comprehensive income (loss), net of tax	35	(6)
Comprehensive income	$134	$76

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$837	$944
Receivables, less allowances for discounts, returns and credit losses of $36 and $50 in 2023 and 2022, respectively	1,123	1,096
Inventories	857	799
Prepaid and other current assets	193	173
Total current assets	3,010	3,012
Property, plant and equipment, net	631	630
Goodwill	2,738	2,719
Other intangible assets, net	915	930
Other non-current assets	646	661
Total assets	$7,940	$7,952
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$710	$723
Accrued and other current liabilities	784	867
Total current liabilities	1,494	1,590
Long-term debt	1,881	1,880
Accrued post-retirement benefits	285	286
Deferred income tax liabilities	215	222
Other non-current accrued liabilities	476	471
Total liabilities	4,351	4,449
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock – par value $0.01 per share:
Authorized 750.0 shares, issued 196.5 shares and 196.0 shares in 2023 and 2022, respectively	2	2
Capital in excess of par value	2,152	2,134
Retained earnings	2,331	2,292
Treasury stock – at cost 15.9 shares and 15.8 shares in 2023 and 2022, respectively	(716)	(708)
Accumulated other comprehensive loss	(191)	(226)
Total stockholders’ equity	3,578	3,494
Non-controlling interests	11	9
Total equity	3,589	3,503
Total liabilities and stockholders’ equity	$7,940	$7,952

See accompanying notes to condensed consolidated financial statements.

.XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

For the three months ended March 31,	2023	2022
Operating Activities
Net income	$99	$82
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28	28
Amortization	32	30
Share-based compensation	12	9
Restructuring and asset impairment charges	8	—
Gain from sale of business	—	(1)
Other, net	3	3
Payments for restructuring	(6)	(3)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(28)	(64)
Changes in inventories	(55)	(106)
Changes in accounts payable	(14)	20
Other, net	(98)	(79)
Net Cash – Operating activities	(19)	(81)
Investing Activities
Capital expenditures	(49)	(49)
Proceeds from sale of business	—	1
Proceeds from the sale of property, plant and equipment	—	1
Cash received from investments	2	4
Cash paid for investments	—	(6)
Cash received from cross-currency swaps	11	7
Other, net	(1)	(1)
Net Cash – Investing activities	(37)	(43)
Financing Activities
Repurchase of common stock	(8)	(51)
Proceeds from exercise of employee stock options	7	1
Dividends paid	(60)	(55)
Other, net	(2)	(1)
Net Cash – Financing activities	(63)	(106)
Effect of exchange rate changes on cash	12	(2)
Net change in cash and cash equivalents	(107)	(232)
Cash and cash equivalents at beginning of year	944	1,349
Cash and cash equivalents at end of period	$837	$1,117
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11	$23
Income taxes (net of refunds received)	$49	$15

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
The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) considered necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report") in preparing these unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our 2022 Annual Report. Certain prior year amounts have been reclassified to conform to the current year presentation.
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

Note 2. Recently Issued Accounting Pronouncements
Recently Adopted Pronouncements
In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations." This guidance requires disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. The new standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. The ASU became effective January 1, 2023, except for the rollforward requirement, which becomes effective January 1, 2024. The disclosures related to our adoption of the standard are included below:
The Company facilitates the opportunity for suppliers to participate in voluntary supply chain financing programs with third-party financial institutions. Xylem agrees on commercial terms, including payment terms, with suppliers regardless of program participation. The company does not determine the terms or conditions of the arrangement between suppliers and the third-party financial institutions. Participating suppliers are paid directly by the third-party financial institution. Xylem pays the third-party financial institution the stated amount of confirmed invoices from its designated suppliers at the original invoice amount on the original maturity dates of the invoices, ranging from 45-180 days. Xylem does not pay fees related to these programs. Xylem or the third-party financial institutions may terminate the agreements upon at least 30 days’ notice. As of March 31, 2023, the total outstanding balance under these programs is $121 million presented on our Condensed Consolidated Balance Sheet within "Accounts payable."
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This guidance requires an acquirer to apply the guidance in ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities in a business combination, rather than using fair value. The ASU is effective for fiscal years beginning after December 15, 2022 and we adopted this guidance as of January 1, 2023. The guidance will be applied prospectively to business combinations after the adoption. The adoption of this guidance did not impact our financial condition or results of operations. We are currently evaluating the impact of the guidance in light of the proposed acquisition of Evoqua Water Technologies Corp. (“Evoqua”) pursuant to the Agreement and Plan of Merger dated as of January 22, 2023.

Note 3. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Revenue from contracts with customers	$1,383	$1,222
Lease Revenue	65	50
Total	$1,448	$1,272

The following table reflects revenue from contracts with customers by application.

	Three Months Ended
	March 31,
(in millions)	2023	2022
Water Infrastructure
Transport	$436	$393
Treatment	88	90

Applied Water
Commercial Building Services	183	161
Residential Building Services	70	73
Industrial Water	200	191

Measurement & Control Solutions
Water	334	265
Energy	72	49

Total	$1,383	$1,222

The following table reflects revenue from contracts with customers by geographical region.

	Three Months Ended
	March 31,
(in millions)	2023	2022
Water Infrastructure
United States	$176	$147
Western Europe	190	186
Emerging Markets (a)	105	101
Other	53	49

Applied Water
United States	244	221
Western Europe	104	94
Emerging Markets (a)	73	80
Other	32	30

Measurement & Control Solutions
United States	257	181
Western Europe	77	69
Emerging Markets (a)	48	44
Other	24	20

Total	$1,383	$1,222

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

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2023	$151	$183
Additions, net	48	58
Revenue recognized from opening balance	—	(50)
Billings transferred to accounts receivable	(48)	—
Foreign currency and other	—	—
Balance at March 31, 2023	$151	$191

Balance at January 1, 2022	$125	$164
Additions, net	34	62
Revenue recognized from opening balance	—	(50)
Billings transferred to accounts receivable	(39)	—
Foreign currency and other	(2)	(1)
Balance at March 31, 2022	$118	$175
(a)Excludes receivable balances, which are disclosed on the Condensed Consolidated Balance Sheets

Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of March 31, 2023, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $447 million. We expect to recognize the majority of revenue upon the completion of satisfying these performance obligations in the following 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 4. Restructuring and Asset Impairment Charges
Restructuring
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position itself. During the three months ended March 31, 2023, we incurred restructuring costs of $6 million. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. The charges included the reduction of headcount across all segments.
During the three ended March 31, 2022, we incurred restructuring charges that were less than $1 million.
The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended
	March 31,
(in millions)	2023	2022
By component:
Severance and other charges	$6	$—
Total restructuring costs	$6	$—
Asset impairment charges	2	—
Total restructuring and asset impairment charges	$8	$—

By segment:
Water Infrastructure	$2	$—
Applied Water	1	—
Measurement & Control Solutions	5	—
The following table displays a roll-forward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within "Accrued and other current liabilities" and "Other non-current accrued liabilities", for the three months ended March 31, 2023 and 2022:

(in millions)	2023	2022
Restructuring accruals - January 1	$10	$7
Restructuring costs, net	6	—
Cash payments	(6)	(3)
Asset impairment	—	—
Restructuring accruals - March 31	$10	$4

By segment:
Water Infrastructure	$1	$—
Applied Water	—	—
Measurement & Control Solutions	4	3
Regional selling locations (a)	3	1
Corporate and other	2	—
(a)Regional selling locations consist primarily of selling and marketing organizations and related support services that incurred restructuring expense that was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following table presents expected restructuring spend in 2023 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total

Actions Commenced in 2023:
Total expected costs	$1	$1	$4	$—	$6
Costs incurred during Q1 2023	1	1	3	—	5
Total expected costs remaining	$—	$—	$1	$—	$1
During 2023, we also incurred charges of $1 million within the Water Infrastructure segment related to actions commenced in prior years.
The Water Infrastructure, Applied Water and Measurement & Control Solutions actions commenced in 2023 consist primarily of severance charges. The Water Infrastructure and Applied Water actions are complete and the Measurement & Control Solutions actions are expected to continue through the end of 2023.
Asset Impairment
During the first quarter of 2023, we determined that internally developed in-process software within our Measurement & Control Solutions segment was impaired as a result of actions taken to prioritize strategic investments and we therefore recognized an impairment charge of $2 million. Refer to Note 8, "Goodwill and Other Intangible Assets," for additional information.

Note 5. Income Taxes
Our quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items within periods presented. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction and discrete items.
The income tax provision for the three months ended March 31, 2023 was $27 million resulting in an effective tax rate of 21.7%, compared to a $16 million expense resulting in an effective tax rate of 16.4% for the same period in 2022. The effective tax rate for the three month period ended March 31, 2023 was higher than the U.S. federal statutory rate primarily due to the impact of earnings mix and nondeductible transaction costs.
Unrecognized Tax Benefits
During 2019, Xylem’s Swedish subsidiary received a tax assessment for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. Xylem filed an appeal with the Administrative Court of Växjö, which rendered a decision adverse to Xylem in June 2022 for SEK800 million (approximately $77 million), consisting of the full tax assessment amount plus penalties and interest. Xylem has appealed this decision with the intermediate appellate court, the Administrative Court of Appeal (the “Court”). At this time, management, in consultation with external legal advisors, continues to believe it is more likely than not that Xylem will prevail on the proposed assessment and will continue to vigorously defend our position through the appellate process. The appeal to the Court is expected to take approximately one year; however, there can be no assurance as to the timing of the Court’s decision. Both parties will have the ability to seek appeal of the Court’s decision to the Supreme Administrative Court of Sweden. There can be no assurance that the final determination by the authorities will not be materially different than our position. As of March 31, 2023, we do not have any unrecognized tax benefits related to this uncertain tax position.

Note 6. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended
	March 31,
	2023	2022
Net income (in millions)	$99	$82
Shares (in thousands):
Weighted average common shares outstanding	180,371	180,205
Add: Participating securities (a)	25	26
Weighted average common shares outstanding — Basic	180,396	180,231
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	622	587
Dilutive effect of restricted stock units and performance share units	301	203
Weighted average common shares outstanding — Diluted	181,319	181,021
Basic earnings per share	$0.55	$0.45
Diluted earnings per share	$0.54	$0.45
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

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Stock options	1,357	1,355
Restricted stock units	332	330
Performance share units	241	233

Note 7. Inventories
The components of total inventories are summarized as follows:

(in millions)	March 31, 2023	December 31, 2022
Finished goods	$314	$286
Work in process	71	58
Raw materials	472	455
Total inventories	$857	$799

Note 8. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2023 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Total
Balance as of January 1, 2023	$638	$502	$1,579	$2,719
Activity in 2023
Foreign currency and other	5	4	10	19
Balance as of March 31, 2023	$643	$506	$1,589	$2,738

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	March 31, 2023			December 31, 2022
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$788	$(385)	$403	$784	$(371)	$413
Proprietary technology and patents	166	(121)	45	165	(118)	47
Trademarks	138	(84)	54	137	(80)	57
Software	531	(285)	246	514	(268)	246
Other	5	(3)	2	5	(3)	2
Indefinite-lived intangibles	165	—	165	165	—	165
Other Intangibles	$1,793	$(878)	$915	$1,770	$(840)	$930
Amortization expense related to finite-lived intangible assets was $32 million and $30 million for the three-month periods ended March 31, 2023 and 2022, respectively.
During the first quarter of 2023, we determined that internally developed in-process software within our Measurement & Control Solutions segment was impaired as a result of actions taken to prioritize strategic investments and we therefore recognized an impairment charge of $2 million.

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

Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures for which we enter into cash flow hedges relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $517 million and $255 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, purchase U.S. Dollar and sell Canadian Dollar, purchase Polish Zloty and sell Euro, sell Canadian Dollar and purchase Euro, and sell Australian Dollar and purchase Euro. The purchased notional amounts associated with these currency derivatives are $219 million, $144 million, $58 million, $26 million, $26 million, $25 million and $19 million, respectively. As of December 31, 2022 the purchased notional amounts associated with these currency derivatives were $105 million, $73 million, $29 million, $13 million, $13 million, $13 million and $9 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross-Currency Swaps
Beginning in 2015, we entered into cross-currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019, third quarter of 2020, and second quarter of 2022 we entered into additional cross-currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $1,653 million and $1,616 million as of March 31, 2023 and December 31, 2022, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. On December 12th, 2022 our Senior Notes due March 2023 were settled with cash on hand for a total of $527 million.
Previously, the entirety of the outstanding balance was designated as a hedge of a net investment in certain foreign subsidiaries. On June 2, 2022, we de-designated the entirety of the outstanding balance of the €500 million 2.250% Senior Notes, or $533 million from the net investment hedge relationship.

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain (loss) recognized in OCL	$4	$(6)
Amount of loss reclassified from OCL into Revenue	3	2
Amount of loss reclassified from OCL into Cost of revenue	2	—

Net Investment Hedges
Cross-Currency Swaps
Amount of gain (loss) recognized in OCL	$(22)	$1
Amount of income recognized in Interest expense	7	6
Foreign Currency Denominated Debt
Amount of gain recognized in OCL	$—	$8
As of March 31, 2023, $3 million of net gains on cash flow hedges are expected to be reclassified into earnings in the next 12 months.

As of March 31, 2023, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our derivative contracts currently included in our hedging program were as follows:

(in millions)	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Prepaid and other current assets	$6	$—
Net Investment Hedges
Other non-current assets	$66	$79
Liabilities
Cash Flow Hedges
Accrued and other current liabilities	$(2)	$—
Net Investment Hedges
Other non-current accrued liabilities	$(14)	$(6)

Note 10. Accrued and Other Current Liabilities
The components of total Accrued and other current liabilities are as follows:

(in millions)	March 31, 2023	December 31, 2022
Compensation and other employee-benefits	$216	$285
Customer-related liabilities	222	210
Accrued taxes	156	186
Lease liabilities	67	69
Accrued warranty costs	37	37
Other accrued liabilities	86	80
Total accrued and other current liabilities	$784	$867

Note 11. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	March 31, 2023	December 31, 2022
3.250% Senior Notes due 2026 (a)	500	500
1.950% Senior Notes due 2028 (a)	500	500
2.250% Senior Notes due 2031 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Debt issuance costs and unamortized discount (b)	(19)	(20)
Total debt	1,881	1,880
Less: short-term borrowings and current maturities of long-term debt	—	—
Total long-term debt	$1,881	$1,880
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2026 was $479 million and $470 million as of March 31, 2023 and December 31, 2022 respectively. The fair value of our Senior Notes due 2028 was $443 million and $430 million as of March 31, 2023 and December 31, 2022, respectively. The fair value of our Senior Notes due 2031 was $424 million and $406 million as of March 31, 2023 and December 31, 2022, respectively. The fair value of our Senior Notes due 2046 was $352 million and $333 million as of March 31, 2023 and December 31, 2022, respectively.
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
Interest on the Green Bond is payable on January 30 and July 30 of each year. As of March 31, 2023, we are in compliance with all covenants for the Green Bond.
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
Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of March 31, 2023, we are in compliance with all covenants for the Senior Notes.
Credit Facilities
2019 Five-Year Revolving Credit Facility
On March 5, 2019, Xylem entered into a Five-Year Revolving Credit Facility (the “2019 Credit Facility”) with Citibank, N.A., as Administrative Agent, and a syndicate of lenders. The 2019 Credit Facility provided for an aggregate principal amount of up to $800 million (available in U.S. Dollars and in Euros), with increases of up to $200 million for a maximum aggregate principal amount of $1 billion at the request of Xylem and with the consent of the institutions providing such increased commitments. On March 1, 2023, Xylem terminated the 2019 Credit Facility among the Company, certain lenders and Citibank, N.A. as Administrative Agent as a result of signing the 2023 Five-Year Revolving Credit Facility.
2023 Five-Year Revolving Credit Facility
On March 1, 2023, Xylem entered into a five year revolving credit facility (the "2023 Credit Facility") with Citibank, N.A., as Administrative Agent, and a syndicate of lenders. The 2023 Credit Facility provides for an aggregate principal amount of up to $1 billion (available in U.S. Dollars and in Euros), with increases of up to $300 million for a maximum aggregate principal amount of $1.3 billion at the request of Xylem and with the consent of the institutions providing such increased commitments.
Interest on all loans under the 2023 Credit Facility is payable either quarterly or at the expiration of any Term SOFR or EURIBOR interest period applicable thereto. Borrowings accrue interest at a rate equal to, at Xylem's election, a base rate or an adjusted Term SOFR or EURIBOR rate plus an applicable margin. The 2023 Credit Facility includes customary provisions for implementation of replacement rates for Term SOFR-based and EURIBOR-based loans. The 2023 Credit Facility also includes a pricing grid that determines the applicable margin based on Xylem's credit rating, with a further adjustment based on Xylem's achievement of certain Environmental, Social and Governance ("ESG") key performance indicators. Xylem will also pay quarterly fees to each lender for such lender's commitment to lend accruing on such commitment at a rate based on Xylem's credit rating, whether such commitment is used or unused, as well as a quarterly letter of credit fee accruing on the letter of credit exposure of such lender during the preceding quarter at a rate based on the credit rating of Xylem with a further adjustment based on Xylem's achievement of certain ESG key performance indicators.
The 2023 Credit Facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio (or maximum leverage ratio), which will be based on the last four fiscal quarters. In accordance with the terms of the agreement to the 2023 Credit Facility, Xylem may not exceed a maximum leverage ratio of 4.00 to 1.00 for a period of four consecutive fiscal quarters beginning with the fiscal quarter during which a material acquisition is consummated and a maximum leverage ratio of 3.50 to 1.00 thereafter for a minimum of four fiscal quarters before another material acquisition is consummated. In addition, the 2023 Credit Facility contains a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2023 Credit Facility also contains customary events of default. Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2023 Credit Facility, subject to certain requirements and conditions set forth in the 2023 Credit Facility. As of March 31, 2023, the 2023 Credit Facility was undrawn and we are in compliance with all revolver covenants.

Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $1 billion inclusive of the 2023 Credit Facility. As of March 31, 2023 and December 31, 2022, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.
Euro Commercial Paper Program
On June 3, 2019, Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $544 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of March 31, 2023 and December 31, 2022, none of the Company's Euro commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.

Note 12. Post-retirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Domestic defined benefit pension plans:
Service cost	$1	$1
Interest cost	1	1
Expected return on plan assets	(1)	(2)
Amortization of net actuarial loss	—	1
Net periodic benefit cost	$1	$1
International defined benefit pension plans:
Service cost	$2	$3
Interest cost	4	4
Expected return on plan assets	(3)	(4)
Amortization of actuarial (gain) loss	(1)	3
Net periodic benefit cost	$2	$6
Total net periodic benefit cost	$3	$7
The components of net periodic benefit cost, other than the service cost component are included in the line item "Other non-operating income, net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other post-retirement employee benefit plans was less than $1 million, including net credits recognized into "Other comprehensive income (loss)" of less than $1 million, for both the three months ended March 31, 2023 and 2022, respectively.
We contributed $5 million to our defined benefit plans for the three months ended March 31, 2023 and 2022. Additional contributions ranging between approximately $14 million and $18 million are expected to be made during the remainder of 2023.

Note 13. Equity
The following table shows the changes in stockholders' equity for the three months ended March 31, 2023:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2023	$2	$2,134	$2,292	$(226)	$(708)	$9	$3,503
Net income	—	—	99	—	—	—	99
Other comprehensive income, net	—	—	—	35	—	—	35
Other activity	—	—	—	—	—	2	2
Dividends declared ($0.33 per share)	—	—	(60)	—	—	—	(60)
Stock incentive plan activity	—	18	—	—	(8)	—	10
Balance at March 31, 2023	$2	$2,152	$2,331	$(191)	$(716)	$11	$3,589

The following table shows the changes in stockholders' equity for the three months ended March 31, 2022:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2022	$2	$2,089	$2,154	$(371)	$(656)	$8	$3,226
Net income	—	—	82	—	—	—	82
Other comprehensive loss, net	—	—	—	(6)	—	—	(6)
Dividends declared ($0.30 per share)	—	—	(55)	—	—	—	(55)
Stock incentive plan activity	—	10	—	—	(6)	—	4
Repurchase of common stock	—	—	—	—	(45)	—	(45)
Balance at March 31, 2022	$2	$2,099	$2,181	$(377)	$(707)	$8	$3,206

Note 14. Share-Based Compensation Plans
Share-based compensation expense was $12 million and $9 million during the three months ended March 31, 2023 and 2022, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $10 million, $41 million and $21 million, respectively, at March 31, 2023 and is expected to be recognized over a weighted average period of 2.3, 2.3 and 2.4 years, respectively. The amount of cash received from the exercise of stock options was $7 million and $1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there were approximately 3 million shares of common stock available for future awards.
Stock Option Grants
The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2023:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2023	1,935	$67.55	5.9	$83
Granted	227	101.09
Exercised	(132)	48.39
Forfeited and expired	(4)	102.22
Other	14	73.16
Outstanding at March 31, 2023	2,040	$72.48	6.3	$66
Options exercisable at March 31, 2023	1,495	$65.08	5.3	$59
Vested and expected to vest as of March 31, 2023	1,962	$71.53	5.9	$65
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the three months ended March 31, 2023 was $7.0 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2023 grants:

Volatility	27.30%
Risk-free interest rate	4.25%
Dividend yield	1.31%
Expected term (in years)	5.4
Weighted-average fair value / share	$29.06
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

Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the three months ended March 31, 2023. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2023	553	$88.88
Granted	259	101.09
Vested	(211)	101.85
Forfeited	(9)	96.03
Outstanding at March 31, 2023	592	$94.12

Performance Share Units
Performance share units awarded under the long-term incentive plan vest based upon performance by the Company over a three-year period against targets approved by the Leadership Development & Compensation Committee ("LDCC") of the Company's Board of Directors prior to the grant date.
For the 2023-2025 performance period, the LDCC approved granting performance share units under two plan designs: (I) on the basis of the Evoqua acquisition closing by 1/22/2024 ("Combined Company" Design) or (II) on the basis that the Evoqua acquisition does not close by 1/22/2024 ("Xylem Stand-Alone" Design).
The Xylem Stand-Alone Design makes no change to our existing grant structure in which performance share units are awarded at 100% of target with actual payout contingent upon the achievement of a pre-set, three-year adjusted Return on Invested Capital ("ROIC") performance target for ROIC performance share unit grants, a pre-set third-year revenue target for Revenue performance share unit grants and a three-year relative TSR performance for TSR performance share unit grants.
For simplicity, the performance share unit grants tied to the ROIC performance target will be referred to as the “ROIC performance share unit grants” prior to the acquisition closing.
The Combined Company Design would replace the ROIC metric with a pre-set, third-year adjusted earnings before interest, taxes, depreciation and amortization expense (“EBITDA”) performance target for the combined company.
ROIC Performance Share Unit Grants
The following is a summary of ROIC performance share unit grants for the three months ended March 31, 2023. The fair value of the ROIC performance share units is equal to the closing share price on the date of the grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2023	146	$88.78
Granted	33	101.09
Forfeited (a)	(63)	81.13
Outstanding at March 31, 2023	116	$97.75
(a) Includes ROIC performance share unit awards forfeited during the period as a result of the final performance condition not being achieved on vest date.

TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the three months ended March 31, 2023:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2023	178	$100.67
Granted	65	109.68
Adjustment for Market Condition Achieved (a)	40	102.55
Vested	(102)	102.55
Forfeited	—	—
Outstanding at March 31, 2023	181	$103.82
(a) Represents an increase in the number of original TSR performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.
The fair value of TSR performance share units was calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The following are weighted-average assumptions for 2023 grants:

Volatility	35.9%
Risk-free interest rate	4.66%

Revenue Performance Share Unit Grants
The following is a summary of our Revenue performance share unit grants for the three months ended March 31, 2023:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2023	32	86.77
Granted	33	101.09
Forfeited	—	—
Outstanding at March 31, 2023	65	$94.01
The fair value of the Revenue performance share unit awards is determined using the closing price of our common stock on date of grant. The shares will vest contingent upon the achievement of a pre-set, three-year Revenue target.

Note 15. Capital Stock
For the three months ended March 31, 2023 and March 31, 2022, the Company repurchased less than 0.1 million shares of common stock for $8 million and less than 0.6 million shares of common stock for $51 million, respectively. Repurchases include share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:

On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under the program for the three months ended March 31, 2023. For the three months ended March 31, 2022, we repurchased approximately 0.5 million shares for $45 million. There are up to $182 million in shares that may still be purchased under this plan as of March 31, 2023.
Aside from the aforementioned repurchase program, we repurchased less than 0.1 million shares and approximately 0.1 million shares for $8 million and $6 million for the three months ended March 31, 2023 and 2022, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units.

Note 16. Accumulated Other Comprehensive Loss
The following table provides the components of AOCL for the three months ended March 31, 2023:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2023	$(180)	$(41)	$(5)	$(226)
Foreign currency translation adjustment	22	—	—	22
Tax on foreign currency translation adjustment	5	—	—	5
Amortization of actuarial gain on post-retirement benefit plans into other non-operating income, net	—	(1)	—	(1)
Income tax impact on amortization of post-retirement benefit plan items	—	1	—	1
Unrealized gain on derivative hedge agreements	—	—	4	4
Income tax benefit on unrealized gain on derivative hedge agreements	—	—	(1)	(1)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	3	3
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	2	2
Balance at March 31, 2023	$(153)	$(41)	$3	$(191)

The following table provides the components of AOCL for the three months ended March 31, 2022:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2022	$(101)	$(268)	$(2)	$(371)
Foreign currency translation adjustment	(3)	—	—	(3)
Tax on foreign currency translation adjustment	(2)	—	—	(2)
Amortization of actuarial loss on post-retirement benefit plans into other non-operating income, net	—	4	—	4
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(6)	(6)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	2	2
Balance at March 31, 2022	$(106)	$(265)	$(6)	$(377)

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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $4 million and $5 million as of March 31, 2023 and December 31, 2022, respectively, for these general legal matters.
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of March 31, 2023 and December 31, 2022, the amount of surety bonds, bank guarantees, insurance letters of credit, stand-by letters of credit as well as revenue and customs guarantees was $426 million and $451 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million as of March 31, 2023 and December 31, 2022 for environmental matters.
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

Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. The table below provides changes in the combined current and non-current product warranty accruals over each period:

(in millions)	2023	2022
Warranty accrual – January 1	$54	$57
Net charges for product warranties in the period	6	5
Settlement of warranty claims	(6)	(6)
Foreign currency and other	1	—
Warranty accrual - March 31	$55	$56

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

The accounting policies of each segment are the same as those described in the Summary of Significant Accounting Policies section of Note 1 in the 2022 Annual Report. The following table contains financial information for each reportable segment:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Revenue:
Water Infrastructure	$589	$533
Applied Water	453	425
Measurement & Control Solutions	406	314
Total	$1,448	$1,272
Operating Income (Loss):
Water Infrastructure	$70	$74
Applied Water	83	59
Measurement & Control Solutions	20	(10)
Corporate and other	(42)	(12)
Total operating income	$131	$111
Interest expense	$9	$13
Other non-operating income, net	4	(1)
Gain from sale of business	—	1
Income before taxes	$126	$98
Depreciation and Amortization:
Water Infrastructure	$14	$13
Applied Water	5	5
Measurement & Control Solutions	34	34
Regional selling locations (a)	5	4
Corporate and other	2	2
Total	$60	$58
Capital Expenditures:
Water Infrastructure	$14	$17
Applied Water	8	4
Measurement & Control Solutions	18	21
Regional selling locations (b)	6	5
Corporate and other	3	2
Total	$49	$49
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

Note 19. Subsequent Events
On April 26, 2023 the Company closed the minority investment contemplated by the previously disclosed agreement with Global Omnium Idrica, S.L. ("Idrica,") a leader in water data management and analytics, and entered into an agreement to distribute Idrica’s GoAigua technology globally. The investment was funded with cash on hand for approximately €100 million (approximately $110 million).

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include, among others, the following: the impact of overall industry and general economic conditions, including industrial, governmental, and public and private sector spending, inflation, interest rates and related monetary policy by governments in response to inflation, and the strength of the residential and commercial real estate markets, on economic activity and our operations; geopolitical events, including the war between Russia and Ukraine, and regulatory, economic and other risks associated with our global sales and operations, including with respect to domestic content requirements applicable to projects with governmental funding; the global impact of the COVID-19 pandemic on the macroeconomy and our business, operations, growth, and financial condition; actual or potential other epidemics, pandemics or global health crises; availability, shortage or delays in receiving electronic components (in particular, semiconductors), parts and raw materials from our supply chain; manufacturing and operating cost increases due to macroeconomic conditions, including inflation, energy supply, supply chain shortages, logistics challenges, tight labor markets, prevailing price changes, tariffs and other factors; demand for our products, disruption, competition or pricing pressures in the markets we serve; cybersecurity incidents or other disruptions of information technology systems on which we rely, or involving our products; disruptions in operations at our facilities or that of third parties upon which we rely; our ability to retain and attract senior management and other diverse and key talent, as well as competition for overall talent and labor; difficulty predicting our financial results; defects, security, warranty and liability claims, and recalls with respect to products; availability, regulation or interference with radio spectrum used by certain of our products; uncertainty related to restructuring and realignment actions and related costs and savings; our ability to continue strategic investments for growth; our ability to successfully identify, execute and integrate acquisitions; volatility in served markets or impacts on our business and operations due to weather conditions, including the effects of climate change; fluctuations in foreign currency exchange rates; our ability to borrow or refinance our existing indebtedness, and uncertainty around the availability of liquidity sufficient to meet our needs; risk of future impairments to goodwill and other intangible assets; failure to comply with, or changes in, laws or regulations, including those pertaining to anti-corruption, data privacy and security, export and import, our products, competition, and the environment and climate change; changes in our effective tax rates or tax expenses; legal, governmental or regulatory claims, investigations or proceedings and associated contingent liabilities; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report") and in subsequent filings we make with the Securities and Exchange Commission (“SEC”).

Additionally, risks and uncertainties relating to our plans to acquire Evoqua could cause our actual results to differ, perhaps materially, from those indicated by these forward-looking statements, including: the risk that the conditions to the closing of the transaction are not satisfied, including the risk that required approvals of the transaction from the shareholders of Xylem, stockholders of Evoqua or from regulators are not obtained; litigation relating to the transaction; uncertainties as to the timing of the consummation of the transaction and the ability of each party to consummate the transaction; risks that the proposed transaction disrupts the current plans or operations of Xylem or Evoqua; the ability of Xylem and Evoqua to retain and hire key personnel; competitive responses to the proposed transaction; the need to incur additional or unexpected costs, charges or expenses related to the transaction or integration of the combined companies; potential adverse reactions or changes to relationships with customers, suppliers, distributors and other business partners resulting from the announcement or completion of the transaction; impacts to our share price and dilution of shareholders' ownership; the combined company’s ability to achieve the synergies expected from the transaction, as well as delays, challenges and expenses associated with integrating the combined company’s existing businesses.
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
Overview
Xylem is a leading global water technology company. We design, manufacture and service highly engineered products and solutions ranging across a wide variety of critical applications in utility, industrial, residential and commercial building services settings. Our broad portfolio of solutions addresses customer needs of scarcity, resilience, and affordability across the water cycle, from the delivery, measurement and use of drinking water to the collection, test, treatment and analysis of wastewater to the return of water to the environment. Our product and service offerings are organized into three reportable segments that are aligned around the critical market applications they provide: Water Infrastructure, Applied Water and Measurement & Control Solutions.
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
•Measurement & Control Solutions primarily serves the utility infrastructure solutions and services sector by delivering communications, smart metering, measurement and control capabilities and critical infrastructure technologies that allow customers to more effectively use their distribution networks for the delivery, monitoring and control of critical resources such as water, electricity and natural gas. We also provide analytical instrumentation used to measure and analyze water quality, flow and level in clean water, wastewater and outdoor water environments. Additionally, we offer software and services including cloud-based analytics, remote monitoring and data management, leak detection, condition assessment, asset management and pressure monitoring solutions. In the Measurement & Control Solutions segment, we generate our sales through a combination of long-standing relationships with leading distributors and dedicated channel partners, as well as direct sales depending on the regional availability of distribution channels and the type of product.

Evoqua Acquisition
On January 22, 2023, Xylem entered into a definitive agreement under which Xylem will acquire Evoqua, a leader in mission-critical water treatment solutions and services, in an all-stock transaction that reflects an implied enterprise value of approximately $7.5 billion. The transaction, which is anticipated to close in mid-2023, is subject to approval by shareholders of Xylem and stockholders of Evoqua, the receipt of required regulatory approvals and other customary closing conditions.
Evoqua, a leader in North America water treatment, complements Xylem’s distinctive portfolio of solutions with advanced water and wastewater treatment capabilities, a powerful and extensive network of service professionals and access to a number of attractive industrial markets with resilient, recurring revenue streams.
Executive Summary
Xylem reported revenue for the first quarter of 2023 of $1,448 million, an increase of 13.8% compared to $1,272 million reported in the first quarter of 2022. On a constant currency basis, revenue increased by $221 million, or 17.4%, driven by strong organic revenue growth across all three segments and in all of our major geographic regions.
We generated operating income of $131 million (margin of 9.0%) during the first quarter of 2023, as compared to $111 million (margin of 8.7%) in 2022. Operating income in the first quarter of 2023 included an increase in special charges of $24 million and an unfavorable impact from increased restructuring and realignment costs of $7 million as compared to the first quarter of 2022. Excluding the impact of special charges and restructuring and realignment costs, adjusted operating income was $167 million (adjusted margin of 11.5%) during the first quarter of 2023 as compared to $116 million (adjusted margin of 9.1%) in 2022. The increase in adjusted operating margin was primarily due to price realization, productivity savings and favorable volume. These impacts were partially offset by inflation, unfavorable mix, increased employee related costs, increased spending on strategic investments and increased inventory management costs.
Additional financial highlights for the quarter ended March 31, 2023 include the following:
•Orders of $1,570 million, down 8.5% from $1,715 million in the prior year period, and down 5.4% on an organic basis.
•Earnings per share of $0.54, up 20% compared to prior year ($0.72, up 53% versus prior year, on an adjusted basis).
•Net income as a percent of revenue of 6.8%, up 40 basis points compared to 6.4% in the prior year. EBITDA margin of 13.0%, down 10 basis points when compared to 13.1% in the prior year (16.3% on an adjusted basis, up 210 basis points)
•Net cash flow used in operating activities of $19 million for the three months ended March 31, 2023, a decrease of $62 million during the same period of the prior year. Negative free cash flow of $35 million, an improvement of $95 million from the prior year.

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

	Three Months Ended
	March 31,
(in millions, except for per share data)	2023			2022
Net income & Earnings per share	$99		$0.54	$82	$0.45
Restructuring and realignment	11		0.06	4	0.02
Special charges	25	(a)	0.15	2	0.01
Tax-related special items	—		—	(1)	—
(Gain) loss from sale of business	—		—	(1)	—
Tax effects of adjustments (b)	(5)		(0.03)	(2)	(0.01)
Adjusted net income & Adjusted earnings per share	$130		$0.72	$84	$0.47

(a) The special charges in the quarter primarily relate to acquisition and integration costs related to the pending acquisition of Evoqua.
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

	Three Months Ended
	March 31,
(in millions)	2023	2022
Net cash used by operating activities	$(19)	$(81)
Capital expenditures	(49)	(49)
Cash paid in excess of tax provision for R&D law change adoption	33	—
Free cash flow	$(35)	$(130)
Net cash used in investing activities	$(37)	$(43)
Net cash provided (used) by financing activities	$(63)	$(106)

2023 Outlook

We are updating our total revenue growth and organic revenue growth to be in the range of 8% to 9% in 2023. The following is a summary of our organic revenue performance and the organic revenue outlook by end market.
•Utilities revenue increased by approximately 23% in the first quarter on an organic basis driven by strength across all major geographic regions. For the remainder of 2023, we now expect organic revenue growth in the low teens. On the clean water side, we continue to expect improvements in chip supply throughout 2023 allowing for large deal deployments already secured in our backlog. Additionally, we can expect continued momentum for water quality products and increased demand for pipeline assessment services due to aging infrastructure and climate challenges. We expect wastewater utilities to remain focused on mission-critical applications in wastewater. Long-term capital expenditure outlook is strong due to aging infrastructure and the emerging markets’ continued advancement.
•Industrial revenue increased by approximately 13% in the first quarter on an organic basis driven by strength across all major geographic regions. For 2023, we now expect organic revenue growth in the mid-single-digits. We expect to see continued strong growth in our dewatering business, driven by healthy mining demand and strategic growth investments. We expect demand in light industrial to remain resilient in the emerging markets and to moderate in developed markets.
•In the commercial markets, organic revenue increased by approximately 16% in the first quarter on an organic basis driven by strength in the U.S. and western Europe. For the remainder of 2023, we now expect organic revenue growth in the mid-single-digits. We expect sustained demand across replacement products and energy efficient related projects, partially offset by moderation in new construction, a smaller portion of our portfolio.
•In the residential markets, organic revenue decreased by approximately 2% in the first quarter on an organic basis predominately driven by project timing in the emerging markets. This market is primarily driven by solid replacement revenue serviced through our distribution network. For 2023, we continue to expect a low-single-digit organic revenue decline due to normalizing demand in the U.S., partially offset by continued resilience in the emerging markets.

We will continue to strategically execute restructuring and realignment actions in an effort to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. During 2023, we expect to incur approximately $25 million and $35 million in restructuring and realignment costs.

Results of Operations

	Three Months Ended
	March 31,
(in millions)	2023	2022	Change
Revenue	$1,448	$1,272	13.8%
Gross profit	546	467	16.9%
Gross margin	37.7%	36.7%	100	bp
Total operating expenses	415	356	16.6%
Expense to revenue ratio	28.7%	28.0%	70	bp
Restructuring and realignment costs	11	4	175.0%
Special charges	25	1	2,400.0%
Adjusted operating expenses	379	351	8.0%
Adjusted operating expenses to revenue ratio	26.2%	27.6%	(140)	bp
Operating income	131	111	18.0%
Operating margin	9.0%	8.7%	30	bp
Interest and other non-operating expense, net	5	14	(64.3)%
Gain from sale of business	—	1	(100.0)%
Income tax expense	27	16	68.8%
Tax rate	21.7%	16.4%	530	bp
Net income	$99	$82	20.7%
NM - Not meaningful change
Revenue
Revenue generated during the three months ended March 31, 2023 was $1,448 million, reflecting an increase of $176 million, or 13.8%, compared to the same prior year period. On a constant currency basis, revenue grew 17.4% for the three months ended March 31, 2023. The increase on a constant currency basis was driven by organic revenue growth of $221 million, reflecting strong organic growth across all three segments and in all of our major geographic regions.
The following table illustrates the impact from organic growth, recent divestitures, and foreign currency translation in relation to revenue during the three months ended March 31, 2023:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2022 Revenue	$533		$425		$314		$1,272
Organic Growth	81	15.2%	41	9.6%	99	31.5%	221	17.4%
Divestitures	—	—%	—	—%	—	—%	—	—%
Constant Currency	81	15.2%	41	9.6%	99	31.5%	221	17.4%
Foreign currency translation (a)	(25)	(4.7)%	(13)	(3.1)%	(7)	(2.2)%	(45)	(3.5)%
Total change in revenue	56	10.5%	28	6.6%	92	29.3%	176	13.8%
2023 Revenue	$589		$453		$406		$1,448
(a)Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the British Pound, the Chinese Yuan and the Canadian Dollar.

Water Infrastructure
Water Infrastructure revenue increased $56 million, or 10.5%, for the first quarter of 2023 (15.2% increase on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $25 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $81 million. Organic growth for the quarter was driven by strength in both the utility and industrial end markets. The utilities end market experienced organic growth of $46 million led by strength in the U.S. driven by strong price realization, solid backlog coming into the year and higher demand in our rental business. Western Europe also experienced strong organic growth due to robust demand in utilities' capital spending coupled with good price realization. The industrial end market had $35 million of organic growth across all major geographic regions, particularly in the emerging markets, driven by projects in both Latin America and Africa, and in western Europe and the U.S. due to good price realization.
From an application perspective, organic revenue growth was almost entirely driven from our transport applications. Transport experienced $79 million of revenue growth, across all three of our major geographic regions, particularly in the U.S. where we experienced strong price realization, had solid backlog coming into the year and experienced higher rental demand in our dewatering business. Western Europe also experienced strong price realization along with demand from utility capital projects. Transport also grew in emerging markets, driven by projects in our dewatering business, particularity in Latin America and Africa. Organic revenue for the treatment application was $2 million for the quarter.
Applied Water
Applied Water revenue increased $28 million, or 6.6%, for the first quarter of 2023 (9.6% increase on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $13 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $41 million. Organic growth was driven by strength in the commercial and industrial end markets/applications, whereas the residential end market/application was down slightly versus the comparable period. Organic revenue growth in the first quarter was led by strength in commercial building services of $26 million, particularly in the U.S. where we benefited from strong price realization and backlog execution, and in western Europe, driven by strong price realization. Industrial water had strong organic growth in the quarter of $16 million, across all three of our major geographic regions, driven primarily by western Europe due to good price realization and healthy demand. The U.S. benefited from good price realization and the emerging markets saw healthy demand for the quarter. Residential building services was down $1 million organically for the quarter.
Measurement & Control Solutions
Measurement & Control Solutions revenue increased $92 million, or 29.3%, for the first quarter of 2023 (31.5% increase on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $7 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $99 million, or 31.5%. The segment experienced organic revenue growth across all three major geographic regions and in both of the segment's end markets for the quarter, driven by $91 million of organic growth in the utility end market, primarily in the U.S., due to strong backlog execution, enabled by recovery on prior year component constraints and strong price realization. The industrial end market saw $8 million organic revenue growth driven by backlog execution in our test business.
From an application perspective, organic revenue growth during the quarter was driven by both the water and energy applications. The water application had strong organic growth of $76 million, driven by strength in the U.S. due to lapping of prior year component constraints, strong price realization, and strength in our test and pipeline assessment services businesses. Better component availability and higher demand in western Europe also contributed to the growth. The energy applications experienced growth of $23 million, driven by our metrology business in the U.S. as well as lapping of prior year electronic component shortages.

Orders / Backlog
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business. Orders received during the first quarter of 2023 were $1,570 million, a decrease of $145 million, or 8.5%, over the prior year (5.4% decrease on a constant currency basis). Order intake was negatively impacted by $53 million of foreign currency translation. The decrease on a constant currency basis for the quarter primarily consisted of organic order declines of $92 million, or 5.4%, as compared to the prior year.
The following table illustrates the impact from organic growth, recent divestitures, and foreign currency translation in relation to orders during the three months ended March 31, 2023:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2022 Orders	$660		$505		$550		$1,715
Organic Impact	8	1.2%	(4)	(0.8)%	(96)	(17.5)%	(92)	(5.4)%
Acquisitions/(Divestitures)	—	—%	—	—%	—	—%	—	—%
Constant Currency	8	1.2%	(4)	(0.8)%	(96)	(17.5)%	(92)	(5.4)%
Foreign currency translation (a)	(29)	(4.4)%	(18)	(3.6)%	(6)	(1.1)%	(53)	(3.1)%
Total change in orders	(21)	(3.2)%	(22)	(4.4)%	(102)	(18.5)%	(145)	(8.5)%
2023 Orders	$639		$483		$448		$1,570
(a)Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, the British Pound, the Chinese Yuan and the Canadian Dollar.
Water Infrastructure
Water Infrastructure segment orders decreased $21 million, or 3.2%, to $639 million (1.2% increase on a constant currency basis) for the first quarter of 2023 as compared to the prior year. Order intake for the quarter was negatively impacted by $29 million of foreign currency translation. Organic orders increased during the quarter primarily in the transport applications, driven by strong project orders and dewatering strength in the emerging markets, and in the U.S., partially offset by reduced order intake in western Europe. The treatment application saw a slight decrease in orders driven by western Europe where we had project orders in the prior year which did not recur and order declines in Russia.
Applied Water
Applied Water segment orders decreased $22 million, or 4.4%, to $483 million (0.8% decrease on a constant currency basis) for the first quarter of 2023 as compared to the prior year. Order intake for the quarter was negatively impacted by $18 million of foreign currency translation. Weakness in the U.S. from lapping strong demand in the prior year, partially offset by strength in the emerging markets as a result of strong project orders.
Measurement & Control Solutions
Measurement & Control Solutions segment orders decreased $102 million, or 18.5%, to $448 million (17.5% decrease on a constant currency basis) for the first quarter of 2023 as compared to the prior year. Order weakness for the quarter was negatively impacted by $6 million of foreign currency translation. The organic order declines of $96 million in the current quarter are lapping strong organic order growth of 25% in the prior year. The order weakness for the quarter was driven by the energy applications due to strong orders in the prior year to mitigate electronic component shortages and longer lead times. The water application also experienced reduced order intake driven by lapping of large project orders in the prior year.

Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays occur from time to time. Total backlog was $3,743 million at March 31, 2023, an increase of $191 million or 5.4%, as compared to March 31, 2022 backlog of $3,552 million, and an increase of $138 million or 3.8%, as compared to December 31, 2022 backlog of $3,605 million, driven by the order intake in the quarter outpacing revenue. We anticipate that approximately 50% of the backlog at March 31, 2023 will be recognized as revenue in the remainder of 2023. There were no significant order cancellations during the quarter.
Gross Margin
Gross margin as a percentage of revenue increased 100 basis points to 37.7% for the three months ended March 31, 2023, as compared to 36.7% for the comparative 2022 period. The gross margin increase for the quarter included favorable impacts of 880 basis points, driven by 490 basis points of price realization, 240 basis points of productivity savings and 150 basis points of favorable volume. Favorable impacts in the quarter were partially offset by 780 basis points of negative impacts, driven by 410 basis points of inflation, 150 basis points of unfavorable mix, 60 basis points of inventory management costs and 50 basis points of increased spending on strategic investments.
Operating Expenses
The following table presents operating expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in millions)	2023	2022	Change
Selling, general and administrative expenses	$354	$304	16.4%
SG&A as a % of revenue	24.4%	23.9%	50	bp
Research and development expenses	53	52	1.9%
R&D as a % of revenue	3.7%	4.1%	(40)	bp
Restructuring and asset impairment charges	8	—	NM
Operating expenses	$415	$356	16.6%
Expense to revenue ratio	28.7%	28.0%	70	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses increased by $50 million to $354 million, or 24.4% of revenue, in the first quarter of 2023, as compared to $304 million, or 23.9% of revenue, in the comparable 2022 period. Increases in SG&A primarily consisted of $23 million related to acquisition and integration costs, $14 million of inflation and $12 million of investments in strategic growth initiatives.
Research and Development ("R&D") Expenses
R&D expense was $53 million, or 3.7% of revenue, in the first quarter of 2023, as compared to $52 million, or 4.1% of revenue in the comparable 2022 period. The R&D spend has remained fairly consistent year over year.

Restructuring and Asset Impairment Charges
Restructuring
During the three months ended March 31, 2023, we incurred restructuring costs of $6 million. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. The charges included the reduction of headcount across all segments.
During the three months ended March 31, 2022, we did not incur any restructuring charges.
The following is a roll-forward for the three months ended March 31, 2023 and 2022 of employee position eliminations associated with restructuring activities:

	2023	2022
Planned reductions - January 1	102	60
Additional planned reductions	73	—
Actual reductions and reversals	(82)	(25)
Planned reductions - March 31	93	35
The following table presents expected restructuring spend in 2023 and thereafter relating to actions commenced in 2023:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Corporate	Total
Actions Commenced in 2023:
Total expected costs	$1	$1	$4	$—	$6
Costs incurred during Q1 2023	1	1	3	—	5
Total expected costs remaining	$—	$—	$1	$—	$1
During 2023, we also incurred charges of $1 million within the Water Infrastructure segment, related to actions commenced in prior years.
The Water Infrastructure, Applied Water and Measurement & Control Solutions actions commenced in 2023 consist primarily of severance charges. The Water Infrastructure and Applied Water actions are complete and the Measurement & Control Solutions actions are expected to continue through the end of 2023.
We currently expect to incur between $6 million and $10 million in restructuring costs for the full year. These restructuring costs are primarily related to efforts to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers.
Asset Impairment
During the first quarter of 2023, we determined that internally developed in-process software within our Measurement & Control Solutions segment was impaired as a result of actions taken to prioritize strategic investments and recognized an impairment charge of $2 million. Refer to Note 8, "Goodwill and Other Intangible Assets," for additional information.

Operating Income and Adjusted EBITDA
Operating income was $131 million (operating margin of 9.0%) during the first quarter of 2023, an increase of $20 million, or 18.0%, when compared to operating income of $111 million (operating margin of 8.7%) during the prior year. Operating margin included unfavorable impacts of 210 basis points from increases in special charges and restructuring and realignment costs as compared to the prior year. Additionally, operating margin included 1,380 basis points of expansion from favorable operating impacts, consisting of a 700 basis point increase from price realization, 340 basis points from productivity savings and 340 basis points from favorable volume. Margin expansion was offset by 1,140 basis points of unfavorable impacts driven by 520 basis points of inflation, 160 basis points of increased employee related costs, 150 basis points of unfavorable mix, 140 basis points of increased spending on strategic investments and 80 basis points of increased inventory management costs. Excluding special charges and restructuring and realignment costs, adjusted operating income was $167 million (adjusted operating margin of 11.5%) for the first quarter of 2023 as compared to adjusted operating income of $116 million (adjusted operating margin of 9.1%) during the comparable quarter in the prior year.
Adjusted EBITDA was $236 million (adjusted EBITDA margin of 16.3%) during the first quarter of 2023, an increase of $55 million, or 30%, when compared to adjusted EBITDA of $181 million (adjusted EBITDA margin of 14.2%) during the comparable quarter in the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors impacting adjusted operating margin noted above; however, adjusted EBITDA margin excludes the impact of depreciation and amortization expense, which had a favorable impact on adjusted operating margin year over year.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended
	March 31,
(in millions)	2023	2022	Change
Water Infrastructure
Operating income	$70	$74	(5.4)%
Operating margin	11.9%	13.9%	(200)	bp
Restructuring and realignment costs	3	1	200.0%
Special charges	—	—	NM
Adjusted operating income	$73	$75	(2.7)%
Adjusted operating margin	12.4%	14.1%	(170)	bp
Applied Water
Operating income	$83	$59	40.7%
Operating margin	18.3%	13.9%	440	bp
Restructuring and realignment costs	3	1	200.0%
Special charges	—	—	NM
Adjusted operating income	$86	$60	43.3%
Adjusted operating margin	19.0%	14.1%	490	bp
Measurement & Control Solutions
Operating income (loss)	$20	$(10)	300.0%
Operating margin	4.9%	(3.2)%	810	bp
Restructuring and realignment costs	5	2	150.0%
Special charges	2	—	NM
Adjusted operating income	$27	$(8)	437.5%
Adjusted operating margin	6.7%	(2.5)%	920	bp
Corporate and other
Operating loss	$(42)	$(12)	(250.0)%
Special charges	23	1	2,200.0%
Adjusted operating loss	$(19)	$(11)	72.7%
Total Xylem
Operating income	$131	$111	18.0%
Operating margin	9.0%	8.7%	30	bp
Restructuring and realignment costs	11	4	175.0%
Special charges	25	1	2,400.0%
Adjusted operating income	$167	$116	44.0%
Adjusted operating margin	11.5%	9.1%	240	bp
NM - Not meaningful percentage change

The table below provides a reconciliation of net income to consolidated EBITDA and adjusted EBITDA:

	Three Months Ended
(in millions)	March 31, 2023
	2023	2022	Change
Net Income	$99	$82	21%
Net Income margin	6.8%	6.4%	40	bp
Depreciation	28	28	—%
Amortization	32	30	7%
Interest expense, net	2	11	(82)%
Income tax expense	27	16	69%
EBITDA	$188	$167	13%
Share-based compensation	12	9	33%
Restructuring & realignment	11	4	175%
Special charges	25	2	1150%
Gain from sale of business	—	(1)	(100)%
Adjusted EBITDA	$236	$181	30%
Adjusted EBITDA margin	16.3%	14.2%	210	bp

The tables below provide a reconciliation of each segment's operating income (loss) to EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31, 2023
(in millions)	Water Infrastructure	Applied Water Systems	Measurement & Control Solutions
Operating Income	$70	$83	$20
Operating margin	11.9%	18.3%	4.9%
Gain from sale of business	—	—	—
Depreciation	12	5	7
Amortization	2	—	27
Other non-operating expense	—	(1)	—
EBITDA	$84	$87	$54
Share-based compensation	2	1	2
Restructuring & realignment	3	3	5
Special charges	—	—	2
Gain from sale of business	—	—	—
Adjusted EBITDA	$89	$91	$63
Adjusted EBITDA margin	15.1%	20.1%	15.5%

	Three Months Ended
	March 31, 2022
(in millions)	Water Infrastructure	Applied Water Systems	Measurement & Control Solutions
Operating Income	$74	$59	$(10)
Operating margin	13.9%	13.9%	(3.2)%
Gain from sale of business	—	—	1
Depreciation	11	5	9
Amortization	2	—	25
Other non-operating expense	(4)	(1)	—
EBITDA	$83	$63	$25
Share-based compensation	1	1	1
Restructuring & realignment	1	1	2
Gain from sale of business	$—	$—	$(1)
Adjusted EBITDA	$85	$65	$27
Adjusted EBITDA margin	15.9%	15.3%	8.6%

	2023 versus 2022
(in millions)	Water Infrastructure	Applied Water Systems	Measurement & Control Solutions
Operating Income (Loss)	$(4)	$24	$30
Operating margin	(2.0)%	4.4%	8.1%
Gain from sale of business	—	—	(1)
Depreciation	1	—	(2)
Amortization	—	—	2
Other non-operating expense	4	—	—
EBITDA	$1	$24	$29
Share-based compensation	1	—	1
Restructuring & realignment	2	2	3
Special charges	—	—	2
Gain from sale of business	—	—	1
Adjusted EBITDA	$4	$26	$36
Adjusted EBITDA margin	(0.8)%	4.8%	6.9%

Water Infrastructure
Operating income for our Water Infrastructure segment was $70 million (operating margin of 11.9%) during the first quarter of 2023, a decrease of $4 million, or 5.4%, when compared to operating income of $74 million (operating margin of 13.9%) during the prior year, or a total decrease of 200 basis points. Operating margin declines included unfavorable impacts of 30 basis points from increases in restructuring and realignment costs as compared to the prior year. Additionally, operating margin declines included 1,350 basis points of unfavorable operating impacts, driven by 510 basis points of inflation, 280 basis points of unfavorable mix, 180 basis points of increased spending on strategic investments, 120 basis points of employee related costs, 110 basis points of unfavorable foreign currency impacts, and 60 basis points due to inventory management costs. Margin declines were offset by 1,180 basis points from favorable operating impacts consisting of 760 basis points of price realization, 240 basis points of productivity savings and 180 basis points of favorable volume. Excluding restructuring and realignment costs, adjusted operating income was $73 million (adjusted operating margin of 12.4%) for the first quarter of 2023 as compared to adjusted operating income of $75 million (adjusted operating margin of 14.1%) for the first quarter of 2022.

Adjusted EBITDA was $89 million (adjusted EBITDA margin of 15.1%) for the first quarter of 2023, an increase of $4 million, or (0.8)%, when compared to adjusted EBITDA of $85 million (adjusted EBITDA margin of 15.9%) during the prior year. The adjusted EBITDA margin was impacted by the same offsetting factors impacting the adjusted operating margin; however, adjusted EBITDA margin expansion includes a benefit from a year over year reduction in other non-operating expense.
Applied Water
Operating income for our Applied Water segment was $83 million (operating margin of 18.3%) during the first quarter of 2023, an increase of $24 million, or 40.7%, when compared to operating income of $59 million (operating margin of 13.9%) during the prior year, or a total increase of 440 basis points. Operating margin expansion included unfavorable impacts of 50 basis points from increases in restructuring and realignment costs as compared to the prior year. Additionally, operating margin expansion included 1,320 basis points from favorable operating impacts, driven by 790 basis points from price realization, 380 basis points from productivity savings and 120 basis points of favorable mix. Margin expansion was offset by negative operating impacts of 830 basis points consisting of 570 basis points of inflation, 130 basis points of increased inventory management costs, 70 basis points of increased spending on strategic investments and 60 basis points of unfavorable volume. Excluding restructuring and realignment costs, adjusted operating income was $86 million (adjusted operating margin of 19.0%) for the first quarter of 2023 as compared to adjusted operating income of $60 million (adjusted operating margin of 14.1%) for the first quarter of 2022.
Adjusted EBITDA was $91 million (adjusted EBITDA margin of 20.1%) for the first quarter of 2023, an increase of $26 million, or 4.8%, when compared to adjusted EBITDA of $65 million (adjusted EBITDA margin of 15.3%) during the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin.
Measurement & Control Solutions
Operating income for our Measurement & Control Solutions segment was $20 million (operating margin of 4.9%) during the first quarter of 2023, an increase of $30 million, or 300.0%, when compared to operating loss of $10 million (operating margin of (3.2)%) during the prior year, or a total increase of 810 basis points. Operating margin expansion included unfavorable impacts of 110 basis points from increases in special charges and restructuring and realignment costs as compared to the prior year. Additionally, operating margin expansion included 2,000 basis points of favorable operating impacts, driven by 1,220 basis points of favorable volume, 460 basis points of price realization and 320 basis points of productivity savings. Margin expansion was offset by negative operating impacts of 1080 basis points driven by 430 basis points of inflation, 260 basis points of unfavorable mix, 110 basis points of increased spending on strategic investments and 120 basis points of increased employee related costs. Excluding special charges and restructuring and realignment costs, adjusted operating income was $27 million (adjusted operating margin of 6.7%) for the first quarter of 2023 as compared to adjusted operating loss of $8 million (adjusted operating margin of (2.5)%) for the first quarter of 2022.
Adjusted EBITDA was $63 million (adjusted EBITDA margin of 15.5%) for the first quarter of 2023, an increase of $36 million, or 6.9%, when compared to adjusted EBITDA of $27 million (adjusted EBITDA margin of 8.6%) during the prior year. The increase in adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from the relative impact of depreciation and amortization expense.
Corporate and Other
Operating loss for corporate and other increased $30 million, or (250.0)%, during the first quarter of 2023 compared to the prior year period. The increase in operating loss for the three months ended March 31, 2023 was primarily due to acquisition and integration costs related to the pending acquisition of Evoqua. The timing of corporate initiatives, higher employee benefit costs and increased strategic investments also contributed to the higher operating loss. Excluding acquisition and integration costs and other special charges, the operating loss for corporate and other increased $8 million.
Interest Expense
Interest expense was $9 million and $13 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in interest expense was primarily driven by interest expense incurred during 2022 related to our 2.250% Senior Notes due 2022 that were paid off in December 2022 and interest income related to additional net investment hedges executed in during 2023. See Note 9, “Derivative Financial Instruments” and Note 11, "Credit Facilities and Debt," of our condensed consolidated financial statements for a description of our net investment hedges and credit facilities and long-term debt, respectively.

Income Tax Expense
The income tax provision for the three months ended March 31, 2023 was $27 million resulting in an effective tax rate of 21.7%, compared to a $16 million expense resulting in an effective tax rate of 16.4% for the same period in 2022. The effective tax rate for the three months ended March 31, 2023 differs from the same period in 2022 due to the impact of earnings mix and nondeductible transaction costs recorded in the current period.

Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Three Months Ended
	March 31,
(in millions)	2023	2022	Change
Operating activities	$(19)	$(81)	$62
Investing activities	(37)	(43)	6
Financing activities	(63)	(106)	43
Foreign exchange (a)	12	(2)	14
Total	$(107)	$(232)	$125
(a)The impact is primarily due to strengthening of the Euro and Polish Zloty partially offset by weakening of the Canadian Dollar.
Sources and Uses of Liquidity
Operating Activities
Cash used by operating activities was $19 million for the three months ended March 31, 2023 as compared to $81 million in the comparable prior year period. The reduction in cash used was primarily driven by reduced purchases of inventory, reflecting lower safety stock, lower build up of accounts receivable reflecting improved collections, higher cash earnings and lower interest payments. Reductions in trade payables, reflecting reduced investments in inventory balances and higher income tax payments partially offset these items.
Investing Activities
Cash used in investing activities was $37 million for the three months ended March 31, 2023 as compared to $43 million in the comparable prior year period. The reduction in spending was driven by cash paid for investments in the first quarter of 2022 that did repeat during the current year and increased cash received from cross-currency swaps. Reduced cash received from investments partially offset these items.
Financing Activities
Cash used by financing activities was $63 million for the three months ended March 31, 2023 as compared to cash used of $106 million in the comparable prior year period. The reduction in cash used was primarily driven by the lower repurchases of common stock.
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
Based on our current global cash positions, cash flows from operations and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements and service debt and other obligations in both the U.S. and outside of the U.S. during the year. Currently, we have available liquidity of approximately $1.8 billion, consisting of $800 million of cash and $1 billion of available credit facilities as disclosed in Note 11, "Credit Facilities and Debt", of our condensed consolidated financial statements.
Risks related to these items are described in our risk factor disclosures referenced under “Item 1A. Risk Factors" in our 2022 Annual Report.
Credit Facilities & Long-Term Contractual Commitments
See Note 11, "Credit Facilities and Debt," of our condensed consolidated financial statements for a description of our credit facilities and long-term debt.
Non-U.S. Operations
We generated approximately 51% and 55% of our revenue from non-U.S. operations for the three months ended March 31, 2023 and 2022, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the U.S., we expect to continue to generate significant revenue from non-U.S. operations and expect that a substantial portion of our cash will be held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost-effective to do so. We continually review our domestic and foreign cash profile and our, expected future cash generation and investment opportunities, and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations. As of March 31, 2023, we have provided a deferred tax liability of $6 million for net foreign withholding taxes and state income taxes on $478 million of earnings expected to be repatriated to the U.S. parent as deemed necessary in the future.
Critical Accounting Estimates
Our discussion and analysis of our results of operations and capital resources are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2022 Annual Report describes the critical accounting estimates used in preparation of the condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the information concerning our critical accounting estimates as stated in our 2022 Annual Report.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning market risk as stated in our 2022 Annual Report.

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

ITEM 1A.           RISK FACTORS
There have been no material changes from the risk factors previously disclosed in "Item 1A. Risk Factors" of our 2022 Annual Report.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended March 31, 2023:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
1/1/23 - 1/31/23	—	—	—	$182
2/1/23 - 2/28/23	—	—	—	$182
3/1/23 - 3/31/23	—	—	—	$182
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under this program for the three months ended March 31, 2023. There are up to $182 million in shares that may still be purchased under this plan as of March 31, 2023.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.             OTHER INFORMATION
None.

ITEM 6.             EXHIBITS
See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

2.1	Agreement and Plan of Merger, dated as of January 22, 2023, among Xylem Inc., Fore Merger Sub, Inc. and Evoqua Water Technologies Corp.	Incorporated by reference to Exhibit 2.1 of Xylem Inc.’s Form 8-K filed on January 23, 2023 (CIK No. 1524472, File No. 1-24339)

3.1	Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2	Fifth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on November 15, 2022 (CIK No. 1524472, File No. 1-35229).

10.1	Letter Agreement between Xylem Inc. and Dorothy Capers	Filed herewith.

10.2	Letter Agreement between Xylem Inc. and Matthew Pine	Filed herewith.

10.3	Form of 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (2023)	Filed herewith.

10.4	Form of 2011 Omnibus Incentive Plan Performance Share Unit Agreement (2023)	Filed herewith.

10.5	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement (2023)	Filed herewith.

10.6	Five-Year Revolving Credit Facility Agreement, dated as of March 1, 2023 among Xylem Inc. and the Lenders party thereto.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 8-K filed on March 2, 2023 (CIK No. 1524472, File No. 1-35229)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

Exhibit Number	Description	Location
101.0	The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104.0	The cover page from Xylem Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2023 formatted in Inline XBRL and contained in Exhibit 101.0.

# Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri McShane
Geri McShane
Vice President, Controller and Chief Accounting Officer

May 4, 2023