Form 10-Q
period 2023-06-30
Xylem Inc.
filed 2023-08-04
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of July 28, 2023, there were 240,828,528 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Six Months
For the period ended June 30,	2023	2022	2023	2022
Revenue	$1,722	$1,364	$3,170	$2,636
Cost of revenue	1,071	844	1,973	1,649
Gross profit	651	520	1,197	987
Selling, general and administrative expenses	446	314	800	618
Research and development expenses	58	53	111	105
Restructuring and asset impairment charges	28	7	36	7
Operating income	119	146	250	257
Interest expense	12	12	21	25
Other non-operating income, net	7	2	11	1
Gain from sale of business	—	—	—	1
Income before taxes	114	136	240	234
Income tax expense	22	24	49	40
Net income	$92	$112	$191	$194
Earnings per share:
Basic	$0.45	$0.62	$0.99	$1.07
Diluted	$0.45	$0.62	$0.98	$1.07
Weighted average number of shares:
Basic	205.5	180.2	193.0	180.2
Diluted	206.7	180.6	194.0	180.8
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Six Months
For the period ended June 30,	2023	2022	2023	2022
Net income	$92	$112	$191	$194
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	(38)	(41)	(16)	(44)
Net change in derivative hedge agreements:
Unrealized gain (loss)	(3)	(9)	1	(15)
Amount of loss reclassified into net income	(1)	3	4	5
Net change in post-retirement benefit plans:
Amortization of prior service credit	(1)	(1)	(1)	(1)
Amortization of actuarial (gain) loss into net income	—	4	(1)	8
Foreign currency translation adjustment	(1)	—	(1)	—
Other comprehensive income (loss), before tax	(44)	(44)	(14)	(47)
Income tax (benefit) expense related to items of other comprehensive income (loss)	(9)	27	(14)	30
Other comprehensive income (loss), net of tax	(35)	(71)	—	(77)
Comprehensive income	$57	$41	$191	$117

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$708	$944
Receivables, less allowances for discounts, returns and credit losses of $45 and $50 in 2023 and 2022, respectively	1,659	1,096
Inventories	1,143	799
Prepaid and other current assets	225	173
Total current assets	3,735	3,012
Property, plant and equipment, net	1,144	630
Goodwill	7,108	2,719
Other intangible assets, net	3,188	930
Other non-current assets	922	661
Total assets	$16,097	$7,952
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$968	$723
Accrued and other current liabilities	1,074	867
Short-term borrowings and current maturities of long-term debt	240	—
Total current liabilities	2,282	1,590
Long-term debt	2,267	1,880
Accrued post-retirement benefits	293	286
Deferred income tax liabilities	738	222
Other non-current accrued liabilities	607	471
Total liabilities	6,187	4,449
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock – par value $0.01 per share:
Authorized 750.0 shares, issued 256.6 shares and 196.0 shares in 2023 and 2022, respectively	3	2
Capital in excess of par value	8,495	2,134
Retained earnings	2,344	2,292
Treasury stock – at cost 15.9 shares and 15.8 shares in 2023 and 2022, respectively	(717)	(708)
Accumulated other comprehensive loss	(226)	(226)
Total stockholders’ equity	9,899	3,494
Non-controlling interests	11	9
Total equity	9,910	3,503
Total liabilities and stockholders’ equity	$16,097	$7,952

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

For the six months ended June 30,	2023	2022
Operating Activities
Net income	191	194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69	56
Amortization	83	62
Share-based compensation	27	18
Restructuring and asset impairment charges	36	7
Gain from sale of business	—	(1)
Other, net	(5)	6
Payments for restructuring	(9)	(5)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(122)	(119)
Changes in inventories	(57)	(189)
Changes in accounts payable	36	40
Changes in accrued and deferred taxes	(86)	(2)
Other, net	(154)	(35)
Net Cash – Operating activities	9	32
Investing Activities
Capital expenditures	(103)	(95)
Acquisitions of businesses, net of cash acquired	(476)	—
Proceeds from sale of business	91	1
Proceeds from the sale of property, plant and equipment	—	3
Cash received from investments	—	4
Cash paid for investments	—	(7)
Cash paid for equity investments	(56)	(1)
Cash received from interest rate swaps	38	—
Cash received from cross-currency swaps	14	11
Other, net	3	—
Net Cash – Investing activities	(489)	(84)
Financing Activities
Short-term debt issued, net	74	—
Long-term debt issued, net	275	—
Long-term debt repaid	(1)	—
Repurchase of common stock	(9)	(52)
Proceeds from exercise of employee stock options	40	3
Dividends paid	(139)	(110)
Other, net	(5)	1
Net Cash – Financing activities	235	(158)
Effect of exchange rate changes on cash	9	(26)
Net change in cash and cash equivalents	(236)	(236)
Cash and cash equivalents at beginning of year	944	1,349
Cash and cash equivalents at end of period	$708	$1,113
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$30	$40
Income taxes (net of refunds received)	$135	$42

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
Xylem operates in four segments, Water Infrastructure, Applied Water, Measurement & Control Solutions and Integrated Solutions and Services. See Note 19, "Segment Information," to the condensed consolidated financial statements for further segment background information.
Except as otherwise indicated or unless the context otherwise requires, "Xylem," "we," "us," "our" and the "Company" refer to Xylem Inc. and its subsidiaries.
Acquisition of Evoqua
On May 24, 2023, Xylem completed the acquisition of Evoqua Water Technologies Corp. (“Evoqua”). Refer to Note 3, "Acquisitions and Divestitures," for additional information.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, valuation results associated with purchase accounting, post-retirement obligations and assets, revenue recognition, income taxes, valuation of intangible assets, goodwill and indefinite-lived intangible impairment testing and contingent liabilities. Actual results could differ from these estimates.
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
The Company facilitates the opportunity for suppliers to participate in voluntary supply chain financing programs with third-party financial institutions. Xylem agrees on commercial terms, including payment terms, with suppliers regardless of program participation. The company does not determine the terms or conditions of the arrangement between suppliers and the third-party financial institutions. Participating suppliers are paid directly by the third-party financial institution. Xylem pays the third-party financial institution the stated amount of confirmed invoices from its designated suppliers at the original invoice amount on the original maturity dates of the invoices, ranging from 45-180 days. Xylem does not pay fees related to these programs. Xylem or the third-party financial institutions may terminate the agreements upon at least 30 days’ notice. As of June 30, 2023, the total outstanding balance under these programs is $178 million presented on our Condensed Consolidated Balance Sheet within "Accounts payable."
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

Note 3. Acquisitions and Divestitures
Evoqua Water Technologies Corp.

On May 24, 2023, the Company completed the acquisition of 100% of the issued and outstanding shares of Evoqua, a leader in providing water and wastewater treatment solutions, offering a broad portfolio of products and services to support industrial, municipal, and recreational customers, pursuant to the Agreement and Plan of Merger dated January 22, 2023 (the “Merger Agreement”). The Merger Agreement provided that Fore Merger Sub, Inc., a wholly owned subsidiary of the Company, merge with and into Evoqua, with Evoqua surviving as a wholly owned subsidiary of Xylem (the “Merger”). Under the terms and conditions of the Merger Agreement, each share of Evoqua common stock issued and outstanding immediately prior to the effective time of the Merger (other than certain excluded shares as described in the Merger Agreement) was converted into the right to receive 0.48 (the “Exchange Ratio”) of a share of the common stock of Xylem. Upon the effectiveness of the Merger, legacy Evoqua stockholders owned approximately 25% and legacy Xylem shareholders owned approximately 75% of the combined company. The purchase price for purposes of the Merger consisted of an aggregate of $6,121 million of the Company’s common stock, $160 million in replacement equity awards, and $619 million to repay certain indebtedness of Evoqua (refer to Note 12. Credit Facilities and Debt). Acquisition costs for the three months and six months ended June 30, 2023 of $39 million and $55 million, respectively, have been recorded within Selling, general and administrative expense in our Consolidated Income Statement.

The acquisition-date fair value of the consideration totaled $6,900, which consisted of the following:

(in millions)	Fair Value of Purchase Consideration
Xylem Common Stock issued to Evoqua stockholders (58,779,096 shares)	$6,121
Estimated replacement equity awards	160
Payment of certain Evoqua indebtedness	619
Total	$6,900

The Company has applied the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”) and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months from the acquisition date). The following table summarizes the preliminary acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed from Evoqua:

(in millions)	Fair Value
Cash and cash equivalents	$143
Receivables	432
Inventories	288
Prepaid and other current assets	75
Assets held for sale	8
Property, plant and equipment, net	511
Goodwill	4,364
Other intangible assets, net	2,307
Other non-current assets	191
Non-current assets held for sale	86
Accounts payable	(207)
Accrued and other current liabilities	(342)
Short-term borrowings and current maturities of long-term debt	(166)
Liabilities held for sale	(1)
Long-term debt	(111)
Other non-current accrued liabilities	(124)
Deferred income tax liabilities	(551)
Non-current liabilities held for sale	(3)
Total	$6,900

The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income and cost approaches. In many cases, the determination of the fair values required estimates about discount rates, future expected cash flows and other future events that are judgmental and subject to change. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information becomes available but no later than one year from the acquisition date.

The fair value of receivables acquired is $322 million, with the gross contractual amount being $329 million. The Company expects $7 million to be uncollectible.

The amounts of sales and net loss from continuing operations before income taxes of Evoqua since the acquisition date included in the Consolidated Income Statement for the three and six months ended June 30, 2023 are $178 million and $49 million, respectively. The $4,364 million of goodwill recognized, which is not deductible for U.S. income tax purposes, is primarily attributable to synergies and economies of scale expected from combining the operations of Evoqua and Xylem as well as the assembled workforce of Evoqua.

Identifiable Intangible Assets Acquired

The following table summarizes key information underlying identifiable intangible assets related to the Evoqua acquisition:

(in millions)	Useful Life (in years)	Fair Value (in millions)
Trademarks	6	$60
Proprietary technology and patents	4 - 9	150
Customer and distributor relationships	7 - 17	1,960
Backlog	1 - 8	110
Software	1 - 3	27
Total		$2,307

The preliminary estimate of the fair value of Evoqua’s identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows either through the use of the multi-period excess earnings method or the relief-from-royalty method. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement of the fair value hierarchy as defined in ASC 820, Fair Value Measurements (“ASC 820”). Intangible assets consisting of the Evoqua tradename, technology, customer relationships, and backlog were valued using the multi-period excess earnings method (“MEEM”), or the relief from royalty (“RFR”) method, both are forms of the income approach.

•Trademarks and proprietary technology intangible assets were valued using the RFR method. The RFR method of valuation suggests that in lieu of ownership, the acquirer can obtain comparable rights to use the subject asset via a license from a hypothetical third-party owner. The asset’s Fair Value is the present value of license fees avoided by owning it (i.e., the royalty savings).

•Customer relationship and backlog intangible assets were valued using the MEEM method. The MEEM method of valuation is an approach where the net earnings attributable to the asset being measured are isolated from other “contributory assets” over the intangible asset’s remaining economic life.

•Inventory was estimated using the comparative sales method, which quantifies the Fair Value of inventory based on the expected sales price of the subject inventory (when complete), reduced for: (i) all costs expected to be incurred in its completion and disposition efforts and (ii) a profit on those value-added completion and disposition costs.

Stock-Based Compensation

In connection with the Merger, each outstanding and issued option, restricted stock unit (“RSU”), performance stock unit (“PSU”) and cash-settled stock appreciation right (“SAR”) was converted into the Xylem equivalent, with outstanding PSUs being converted into Xylem RSUs. As a result, Xylem issued 2 million replacement equity options, 330 thousand PSU awards, and 377 thousand RSU awards, respectively. The portion of the fair value related to pre-combination services of $160 million was included in the purchase price, and $56 million will be recognized over the remaining service periods. As of June 30, 2023, the future unrecognized expense related to the outstanding Converted Equity Options, RSU Awards and PSU Awards was approximately $5 million, $21 million, and $10 million, respectively. The future unrecognized expense related to Converted Equity Options, RSU Awards, and PSU Awards will be recognized over a weighted-average service period of 3 years. SAR awards are immaterial.

Pro Forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the three and six months ended June 30, 2023 and 2022, assuming the acquisition had occurred on January 1, 2022.

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenue	$2,025	$1,803	$3,952	$3,502
Net income	$63	$92	$170	$76

The foregoing unaudited pro forma results are for informational purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the acquisition occurred on January 1, 2022, nor are they necessarily indicative of future results. The unaudited pro-forma information for all periods presented includes the following adjustments, where applicable, for business combination accounting effects resulting from the acquisition: (i) amortization of the fair value step up in inventory, (ii) additional amortization expense related to finite-lived intangible assets acquired, (iii) repayment of Evoqua’s term loan and revolver and the settlement of the related interest rate swap, (iv) additional interest expense related to financing for the acquisition (refer to Note 12. Credit Facilities and Debt), (v) depreciation expense on property, plant and equipment, (vi) additional incremental stock-based compensation expense for the replacement of Evoqua’s outstanding equity awards with Xylem’s replacement equity awards, and (vii) the related tax effects assuming that the business combination occurred on January 1, 2022.

The significant nonrecurring adjustments reflected in the unaudited pro-forma consolidated information above include the reclassification of the transaction costs to the earliest period presented and the reversal of the impacts related to the settlement of the interest rate swap, each net of tax.
Divestitures
On June 15, 2023, Xylem sold the former Evoqua carbon reactivation and slurry operations to Desotec US LLC, a subsidiary of Desotec N.V., for approximately $91 million, a price equal to the fair value less costs to sell the business.

Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Revenue from contracts with customers	$1,637	$1,312	$3,020	$2,534
Lease Revenue	85	52	150	102
Total	$1,722	$1,364	$3,170	$2,636

The following table reflects revenue from contracts with customers by application.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Water Infrastructure
Transport	$466	$432	$902	$825
Treatment	168	104	256	194

Applied Water
Building Solutions	257	226	510	461
Industrial Water	221	204	421	394

Measurement & Control Solutions
Water	323	279	657	544
Energy	92	67	164	116

Integrated Solutions & Services	110	—	110	—

Total	$1,637	$1,312	$3,020	$2,534

The following table reflects revenue from contracts with customers by geographical region.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Water Infrastructure
United States	$219	$165	$395	$312
Western Europe	220	190	410	376
Emerging Markets (a)	130	120	235	221
Other	65	61	118	110

Applied Water
United States	248	219	492	440
Western Europe	105	101	209	195
Emerging Markets (a)	86	79	159	159
Other	39	31	71	61

Measurement & Control Solutions
United States	265	212	522	393
Western Europe	69	59	146	128
Emerging Markets (a)	52	50	100	94
Other	29	25	53	45

Integrated Solutions & Services
United States	98	—	98	—
Western Europe	2	—	2	—
Emerging Markets (a)	3	—	3	—
Other	7	—	7	—

Total	$1,637	$1,312	$3,020	$2,534

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

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2022	$125	$164
Additions, net	63	97
Revenue recognized from opening balance	—	(75)
Billings transferred to accounts receivable	(61)	—
Foreign currency and other	(4)	(3)
Balance at June 30, 2022	$123	$183

Balance at January 1, 2023	$151	$183
Opening balance from the acquisition of Evoqua	110	107
Additions, net	85	94
Revenue recognized from opening balance	—	(80)
Billings transferred to accounts receivable	(73)	—
Foreign currency and other	1	(5)
Balance at June 30, 2023	$274	$299
(a)Excludes receivable balances, which are disclosed on the Condensed Consolidated Balance Sheets

Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of June 30, 2023, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $949 million, of which $464 million is contributed by the Evoqua acquisition. We expect to recognize the majority of revenue upon the completion of satisfying these performance obligations in the following 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 5. Restructuring and Asset Impairment Charges
Restructuring
During the three and six months ended June 30, 2023 we incurred restructuring costs of $28 million and $34 million, respectively. We incurred these charges primarily as a result of our acquisition of Evoqua. Approximately, $14 million of the charges related to stock based compensation expense due to acceleration clauses in equity compensation agreements and approximately $14 million of the charges represented the reduction of headcount. Additionally, we incurred $6 million of charges related to our efforts to reposition our European and North American businesses to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. The charges were incurred across all of our segments.

During the three and six months ended June 30, 2022 we incurred restructuring charges of $6 million. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount across the Water Infrastructure, Applied Water and Measurement & Control Solutions segments.

The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
By component:
Severance and other charges	$29	$6	$35	$6
Reversal of restructuring accruals	(1)	—	(1)	—
Total restructuring costs	$28	$6	$34	$6
Asset impairment charges	—	1	2	1
Total restructuring and asset impairment charges	$28	$7	$36	$7

By segment:
Water Infrastructure	$1	$2	$3	$2
Applied Water	—	1	1	1
Measurement & Control Solutions	1	4	6	4
Integrated Solutions & Services	4	—	4	—
Corporate and other	22	—	22	—
The following table displays a roll-forward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within "Accrued and other current liabilities" and "Other non-current accrued liabilities", for the six months ended June 30, 2023 and 2022:

(in millions)	2023	2022
Restructuring accruals - January 1	$10	$7
Restructuring costs, net	34	6
Cash payments	(9)	(5)
Stock based compensation included within AOCL	(14)	—
Foreign currency and other	(1)	—
Restructuring accruals - June 30	$20	$8

By segment:
Water Infrastructure	$2	$1
Applied Water	—	—
Measurement & Control Solutions	3	4
Integrated Solutions & Services	4	—
Regional selling locations (a)	2	1
Corporate and other	9	2
(a)Regional selling locations consist primarily of selling and marketing organizations and related support services that incurred restructuring expense that was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following table presents expected restructuring spend in 2023 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Integrated Solutions & Services	Corporate	Total
Actions Commenced in 2023:
Total expected costs	$4	$2	$6	$7	$33	$52
Costs incurred during Q1 2023	1	1	3	—	—	5
Costs incurred during Q2 2023	2	—	1	4	22	29
Total expected costs remaining	$1	$1	$2	$3	$11	$18
The Water Infrastructure, Applied Water, Measurement & Control Solutions, Integrated Solutions & Services and Corporate actions commenced in 2023 consist primarily of severance charges. The actions are expected to continue through the end of 2024.
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
The income tax provision for the three months ended June 30, 2023 was $22 million resulting in an effective tax rate of 19.1%, compared to a $24 million expense resulting in an effective tax rate of 17.5% for the same period in 2022. The income tax provision for the six months ended June 30, 2023 was $49 million resulting in an effective tax rate of 20.5%, compared to a $40 million expense resulting in an effective tax rate of 17.0% for the same period in 2022. The effective tax rate for the six month period ended June 30, 2023 was lower than the U.S. federal statutory rate primarily due to the favorable impact of earnings mix partially offset by nondeductible transaction costs.
Unrecognized Tax Benefits
During 2019, Xylem’s Swedish subsidiary received a tax assessment for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. Xylem filed an appeal with the Administrative Court of Växjö, which rendered a decision adverse to Xylem in June 2022 for SEK806 million (approximately $74 million), consisting of the full tax assessment amount plus penalties and interest. Xylem has appealed this decision with the intermediate appellate court, the Administrative Court of Appeal (the “Court”). At this time, management, in consultation with external legal advisors, continues to believe it is more likely than not that Xylem will prevail on the proposed assessment and will continue to vigorously defend our position through the appellate process. Both parties will have the ability to seek appeal of the Court’s decision to the Supreme Administrative Court of Sweden. There can be no assurance that the final determination by the authorities will not be materially different than our position. As of June 30, 2023, we do not have any unrecognized tax benefits related to this uncertain tax position.

Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (in millions)	$92	$112	$191	$194
Shares (in thousands):
Weighted average common shares outstanding	205,505	180,123	192,938	180,164
Add: Participating securities (a)	34	33	29	29
Weighted average common shares outstanding — Basic	205,539	180,156	192,967	180,193
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	872	438	747	513
Dilutive effect of restricted stock units and performance share units	329	56	315	129
Weighted average common shares outstanding — Diluted	206,740	180,650	194,029	180,835
Basic earnings per share	$0.45	$0.62	$0.99	$1.07
Diluted earnings per share	$0.45	$0.62	$0.98	$1.07
(a)Restricted stock units containing rights to non-forfeitable dividends that participate in undistributed earnings with common stockholders are considered participating securities for purposes of computing earnings per share.
(b)Incremental shares from stock options, restricted stock units and performance share units are computed by the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock units and performance share units, reduced by the repurchase of shares with the proceeds from the assumed exercises and unrecognized compensation expense for outstanding awards. Performance share units will be included in the treasury stock calculation of diluted earnings per share upon achievement of underlying performance or market conditions at the end of the reporting period. See Note 15, "Share-Based Compensation Plans," to the condensed consolidated financial statements for further detail on the performance share units.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Stock options	2,107	1,647	1,732	1,491
Restricted stock units	606	362	469	346
Performance share units	318	270	279	252

Note 8. Inventories
The components of total inventories are summarized as follows:

(in millions)	June 30, 2023	December 31, 2022
Finished goods	$408	$286
Work in process	121	58
Raw materials	614	455
Total inventories	$1,143	$799

Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2023 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Integrated Solutions & Services	Total
Balance as of January 1, 2023	$638	$502	$1,579	$—	$2,719
Activity in 2023
Acquisitions	1,547	241	80	2,496	4,364
Foreign currency and other	6	5	13	1	25
Balance as of June 30, 2023	$2,191	$748	$1,672	$2,497	$7,108
The Company has applied the acquisition method of accounting in accordance with ASC 805 and recognized assets acquired and liabilities assumed of Evoqua at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. We have preliminarily allocated goodwill to segments of the Company that are expected to benefit from the synergies of the acquisition. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments to the amount of goodwill allocated to each segment may be necessary.
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	June 30, 2023			December 31, 2022
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$2,749	$(410)	$2,339	$784	$(371)	$413
Proprietary technology and patents	294	(126)	168	165	(118)	47
Trademarks	198	(87)	111	137	(80)	57
Software	595	(299)	296	514	(268)	246
Other	115	(7)	108	5	(3)	2
Indefinite-lived intangibles	166	—	166	165	—	165
Other Intangibles	$4,117	$(929)	$3,188	$1,770	$(840)	$930
Amortization expense related to finite-lived intangible assets was $51 million and $83 million for the three and six-month periods ended June 30, 2023, respectively, and $32 million and $62 million for the three and six-month periods ended June 30, 2022, respectively.
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
As a result of Evoqua terminating their interest rate swaps prior to the Company completing the acquisition, the Company received $38 million in proceeds during the quarter ended June 30, 2023 from the termination of the interest rate swaps.
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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures for which we enter into cash flow hedges relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $360 million and $255 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, purchase Polish Zloty and sell Euro, purchase U.S. Dollar and sell Canadian Dollar, sell Canadian Dollar and purchase Euro, purchase Canadian Dollar and Sell U.S. Dollar, and sell Australian Dollar and purchase Euro. The purchased notional amounts associated with these currency derivatives are $144 million, $93 million, $39 million, $18 million, $17 million, $16 million, $16 million and $13 million, respectively. As of December 31, 2022 the purchased notional amounts associated with these currency derivatives were $105 million, $73 million, $29 million, $13 million, $13 million, $13 million, $0 million and $9 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross-Currency Swaps
Beginning in 2015, we entered into cross-currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019, third quarter of 2020, and second quarter of 2022 we entered into additional cross-currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $1,659 million and $1,616 million as of June 30, 2023 and December 31, 2022, respectively.
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
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income. Items in the table below reflect changes in "Other comprehensive loss" ("OCL") within the Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain (loss) recognized in OCL	$(3)	$(13)	$1	$(19)
Amount of (gain) loss reclassified from OCL into Revenue	(1)	2	2	4
Amount of loss reclassified from OCL into Cost of revenue	—	1	2	1

Net Investment Hedges
Cross-Currency Swaps
Amount of gain (loss) recognized in OCL	$(37)	$93	$(59)	$94
Amount of income recognized in Interest expense	8	7	15	13
Foreign Currency Denominated Debt
Amount of gain recognized in OCL	$—	$23	$—	$31

Fair Value Hedges
Foreign Exchange Contracts
Amount of gain recognized in OCL	$—	$4	$—	$4
Amount of (loss) recognized in Selling, general and administrative expenses	$—	$(11)	$—	$(11)
Amount recognized in Interest expense	$—	$(1)	$—	$(1)
As of June 30, 2023, $1 million of net losses on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of June 30, 2023, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.

The fair values of our derivative contracts currently included in our hedging program were as follows:

(in millions)	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Prepaid and other current assets	$5	$—
Net Investment Hedges
Other non-current assets	$40	$79
Liabilities
Cash Flow Hedges
Accrued and other current liabilities	$(6)	$—
Net Investment Hedges
Other non-current accrued liabilities	$(25)	$(6)

Note 11. Accrued and Other Current Liabilities
The components of total Accrued and other current liabilities are as follows:

(in millions)	June 30, 2023	December 31, 2022
Compensation and other employee-benefits	$320	$285
Customer-related liabilities	333	210
Accrued taxes	119	186
Lease liabilities	97	69
Accrued warranty costs	43	37
Other accrued liabilities	162	80
Total accrued and other current liabilities	$1,074	$867

Note 12. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	June 30, 2023	December 31, 2022
3.250% Senior Notes due 2026 (a)	500	500
1.950% Senior Notes due 2028 (a)	500	500
2.250% Senior Notes due 2031 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Equipment Financing due 2023 to 2032	126	—
Securitization Facility due 2024	150	—
Term loan	275	—
Commercial Paper	75	—
Debt issuance costs and unamortized discount (b)	(19)	(20)
Total debt	2,507	1,880
Less: short-term borrowings and current maturities of long-term debt	240	—
Total long-term debt	$2,267	$1,880
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2026 was $471 million and $470 million as of June 30, 2023 and December 31, 2022 respectively. The fair value of our Senior Notes due 2028 was $440 million and $430 million as of June 30, 2023 and December 31, 2022, respectively. The fair value of our Senior Notes due 2031 was $416 million and $406 million as of June 30, 2023 and December 31, 2022, respectively. The fair value of our Senior Notes due 2046 was $339 million and $333 million as of June 30, 2023 and December 31, 2022, respectively.
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
Interest on the Green Bond is payable on January 30 and July 30 of each year. As of June 30, 2023, we are in compliance with all covenants for the Green Bond.
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
Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of June 30, 2023, we are in compliance with all covenants for the Senior Notes.
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
The 2023 Credit Facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio (or maximum leverage ratio), which will be based on the last four fiscal quarters. In accordance with the terms of the agreement to the 2023 Credit Facility, Xylem may not exceed a maximum leverage ratio of 4.00 to 1.00 for a period of four consecutive fiscal quarters beginning with the fiscal quarter during which a material acquisition is consummated and a maximum leverage ratio of 3.50 to 1.00 thereafter for a minimum of four fiscal quarters before another material acquisition is consummated. In addition, the 2023 Credit Facility contains a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2023 Credit Facility also contains customary events of default. Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2023 Credit Facility, subject to certain requirements and conditions set forth in the 2023 Credit Facility. As of June 30, 2023, the 2023 Credit Facility was undrawn and we are in compliance with all revolver covenants. The 2023 Credit Facility has availability of $925 million, comprised of the $1 billion aggregate principal, less $75 million of U.S. Dollar commercial paper outstanding as of June 30, 2023.
Term Loan Facility
On May 9, 2023, the Company’s subsidiary, Xylem Europe GmbH (the “borrower”) entered into a twenty four-month €250 million (approximately $273 million) term loan facility (the “Term Facility”) the terms of which are set forth in a term loan agreement, among the borrower, the Company, as parent guarantor and ING Bank. The Company has entered into a parent guarantee in favor of ING Bank also dated May 9, 2023 to secure all present and future obligations of the borrower under the Term Loan Agreement. The net cash proceeds were used to repay a portion of Evoqua’s indebtedness pursuant to the Merger Agreement.

Equipment Financing
As a result of the Evoqua acquisition, the Company has secured financing agreements that require providing a security interest in specified equipment and, in some cases, the underlying contract and related receivables. As of June 30, 2023, the gross and net amounts of those assets are included on the Consolidated Balance Sheets as follows:

	June 30, 2023
(in millions)	Gross	Net
Property, plant, and equipment, net	$76	$75
Receivables, net	2	2
Prepaid and other current assets	4	4
Other non-current assets	55	54
	$137	$135

Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $1 billion inclusive of the 2023 Credit Facility. As of June 30, 2023 and December 31, 2022, $75 million and none of the Company's $600 million U.S. Dollar commercial paper program was outstanding, respectively. The net cash proceeds from issuance of commercial paper were used to repay a portion of Evoqua’s indebtedness pursuant to the Merger Agreement. We have the ability to continue borrowing under this program going forward in future periods.
Euro Commercial Paper Program
On June 3, 2019, Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $546 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of June 30, 2023 and December 31, 2022, none of the Company's Euro commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.
Receivables Securitization Program

On April 1, 2021, Evoqua Finance LLC (“Evoqua Finance”), now an indirect wholly-owned subsidiary of the Company, entered into an accounts receivable securitization program (the “Receivables Securitization Program”) consisting of, among other agreements, (i) a Receivables Financing Agreement (as amended, the “Receivables Financing Agreement”) among Evoqua Finance, as the borrower, the lenders from time to time party thereto (the “Receivables Financing Lenders”), PNC Bank, National Association ("PNC"), as administrative agent, EWT LLC, as initial servicer, and PNC Capital Markets LLC, as structuring agent, pursuant to which the lenders have made available to Evoqua Finance a receivables finance facility in an amount up to $150 million, (ii) a Sale and Contribution Agreement (as amended, the “Sale and Contribution Agreement”) among Evoqua Finance, as purchaser, EWT LLC, as initial servicer and as an originator, and Neptune Benson, Inc., an indirectly wholly-owned subsidiary of the Company, as an originator (together with EWT LLC, the “Originators”), and (iii) a Performance Guaranty of Xylem Inc. dated as of May 24, 2023 (the “Performance Guaranty”) in favor of PNC and for the benefit of PNC and the other secured parties under the Receivables Financing Agreement that replaced the performance guaranty of EWT Holdings II Corp. and EWT Holdings III Corp dated as of April 1, 2021.

The Receivables Securitization Program contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the receivables being sold by the Originators and securing the loans made by the Receivables Financing Lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults.

On July 20, 2023, the Receivables Financing Agreement, the Sale and Contribution Agreement and the Performance Guaranty and the other transaction documents under the Receivables Financing Program were terminated and all outstanding obligations for principal, interest, and fees under the agreement were paid in full.
Note 13. Post-retirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Domestic defined benefit pension plans:
Service cost	$1	$—	$2	$1
Interest cost	1	1	2	2
Expected return on plan assets	(2)	(1)	(3)	(3)
Amortization of net actuarial loss	—	—	—	1
Net periodic benefit cost	$—	$—	$1	$1
International defined benefit pension plans:
Service cost	$1	$4	$3	$7
Interest cost	4	3	8	7
Expected return on plan assets	(3)	(3)	(6)	(7)
Amortization of actuarial (gain) loss	—	3	(1)	6
Net periodic benefit cost	$2	$7	$4	$13
Total net periodic benefit cost	$2	$7	$5	$14
The components of net periodic benefit cost, other than the service cost component are included in the line item "Other non-operating income, net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other post-retirement employee benefit plans was less than $1 million, including net credits recognized into "Other comprehensive income (loss)" of less than $1 million, for both the three and six months ended June 30, 2023 and 2022, respectively.
We contributed $9 million and $10 million to our defined benefit plans for the six months ended June 30, 2023 and 2022, respectively. Additional contributions ranging between approximately $10 million and $14 million are expected to be made during the remainder of 2023.

Note 14. Equity
The following table shows the changes in stockholders' equity for the six months ended June 30, 2023:

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2023	$2	$2,134	$2,292	$(226)	$(708)	$9	$3,503
Net income	—	—	99	—	—	—	99
Other comprehensive income, net	—	—	—	35	—	—	35
Other activity	—	—	—	—	—	2	2
Dividends declared ($0.33 per share)	—	—	(60)	—	—	—	(60)
Stock incentive plan activity	—	18	—	—	(8)	—	10
Balance at March 31, 2023	$2	$2,152	$2,331	$(191)	$(716)	$11	$3,589
Net income	—	—	92	—	—	—	92
Other comprehensive income, net	—	—	—	(35)	—	—	(35)
Issuance of common stock	1	6,120	—	—	—	—	6,121
Issuance of replacement equity awards		160	—	—	—	—	160
Dividends declared ($0.33 per share)	—	—	(79)	—	—	—	(79)
Stock incentive plan activity	—	63	—	—	(1)	—	62
Balance at June 30, 2023	$3	$8,495	$2,344	$(226)	$(717)	$11	$9,910

The following table shows the changes in stockholders' equity for the six months ended June 30, 2022:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2022	$2	$2,089	$2,154	$(371)	$(656)	$8	$3,226
Net income	—	—	82	—	—	—	82
Other comprehensive loss, net	—	—	—	(6)	—	—	(6)
Dividends declared ($0.30 per share)	—	—	(55)	—	—	—	(55)
Stock incentive plan activity	—	10	—	—	(6)	—	4
Repurchase of common stock	—	—	—	—	(45)	—	(45)
Balance at March 31, 2022	$2	$2,099	$2,181	$(377)	$(707)	$8	$3,206
Net income	—	—	112	—	—	—	112
Other comprehensive income, net	—	—	—	(71)	—	—	(71)
Dividends declared ($0.30 per share)	—	—	(55)	—	—	—	(55)
Stock incentive plan activity	—	12	—	—	(1)	—	11
Balance at June 30, 2022	$2	$2,111	$2,238	$(448)	$(708)	$8	$3,203

Note 15. Share-Based Compensation Plans
Share-based compensation expense was $16 million and $27 million during the three and six months ended June 30, 2023, respectively, and $9 million and $18 million during the three and six months ended June 30, 2022, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $13 million, $62 million and $19 million, respectively, at June 30, 2023 and is expected to be recognized over a weighted average period of 1.8, 1.9 and 2.2 years, respectively. The amount of cash received from the exercise of stock options was $40 million and $3 million for the six months ended June 30, 2023 and 2022, respectively.
On May 24, 2023, there were an additional 2.7 million of shares registered for issuance. As of June 30, 2023, there were approximately 5 million shares of common stock available for future awards.
Stock Option Grants
The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2023:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2023	1,935	$67.55	5.9	$83
Granted	2,153	38.13
Exercised	(1,412)	28.26
Forfeited and expired	(14)	98.95
Other	14	73.16
Outstanding at June 30, 2023	2,676	$64.42	6.0	$129
Options exercisable at June 30, 2023	1,979	$58.18	5.1	$108
Vested and expected to vest as of June 30, 2023	2,603	$63.69	5.7	$127
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the six months ended June 30, 2023 was $109 million.
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

Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the six months ended June 30, 2023. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2023	553	$88.88
Granted	1,005	103.29
Vested	(264)	101.43
Forfeited	(22)	95.65
Outstanding at June 30, 2023	1,272	$96.05

Adjusted EBITDA Performance Share Unit Grants
As approved by the Leadership Development & Compensation Committee of the Company's Board of Directors, for the 2023-2025 performance period, the completion of the acquisition of Evoqua transitioned one of the performance share unit metrics from a pre-set, three-year adjusted Return on Invested Capital ("ROIC") performance target to a pre-set, third-year adjusted earnings before interest, taxes, depreciation and amortization expense (“EBITDA”) performance target for the combined company.
The following is a summary of our ROIC and EBITDA grants for the six months ended June 30, 2023. The fair value of the adjusted EBITDA performance share units is equal to the closing share price on the date of the grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2023	146	$88.78
Granted	33	101.11
Forfeited (a)	(66)	81.94
Outstanding at June 30, 2023	113	$97.75
(a) Includes adjusted ROIC performance share unit awards forfeited during the period as a result of the final performance condition not being achieved on vest date.

TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the six months ended June 30, 2023:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2023	178	$100.67
Granted	66	109.57
Adjustment for Market Condition Achieved (a)	40	102.55
Vested	(102)	102.55
Forfeited	(4)	114.09
Outstanding at June 30, 2023	178	$103.76
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

Volatility	35.9%
Risk-free interest rate	4.66%

Revenue Performance Share Unit Grants
The following is a summary of our Revenue performance share unit grants for the six months ended June 30, 2023:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2023	32	86.77
Granted	33	101.11
Forfeited	(1)	88.28
Outstanding at June 30, 2023	64	$93.36
The fair value of the Revenue performance share unit awards is determined using the closing price of our common stock on date of grant. The shares will vest contingent upon the achievement of a pre-set, three-year Revenue target.

Note 16. Capital Stock
For the three and six months ended June 30, 2023, the Company repurchased less than 0.1 million shares of common stock for approximately $1 million and approximately 0.1 million shares of common stock for $9 million, respectively. For the three and six months ended June 30, 2022, the Company repurchased less than 0.1 million shares of common stock for $0.5 million and approximately 0.6 million shares of common stock for $52 million, respectively. Repurchases include share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under the program for the three and six months ended June 30, 2023. There were no shares repurchased under the program for the three months ended June 30, 2022. For the six months ended June 30, 2022, we repurchased 0.5 million shares for approximately $46 million. There are up to $182 million in shares that may still be purchased under this plan as of June 30, 2023.
Aside from the aforementioned repurchase program, we repurchased less than 0.1 million shares and approximately 0.1 million shares for $1 million and $9 million for the three and six months ended June 30, 2023, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. Likewise, we repurchased less than 0.1 million shares and approximately 0.1 million shares for less than $1 million and approximately $6 million for the three and six months ended June 30, 2022.

Note 17. Accumulated Other Comprehensive Loss
The following table provides the components of AOCL for the six months ended June 30, 2023:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2023	$(180)	$(41)	$(5)	$(226)
Foreign currency translation adjustment	22	—	—	22
Tax on foreign currency translation adjustment	5	—	—	5
Amortization of actuarial gain on post-retirement benefit plans into other non-operating income, net	—	(1)	—	(1)
Income tax impact on amortization of post-retirement benefit plan items	—	1	—	1
Unrealized gain on derivative hedge agreements	—	—	4	4
Income tax benefit on unrealized gain on derivative hedge agreements	—	—	(1)	(1)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	3	3
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	2	2
Balance at March 31, 2023	$(153)	$(41)	$3	$(191)
Foreign currency translation adjustment	(38)	—	—	(38)
Tax on foreign currency translation adjustment	9	—	—	9
Amortization of prior service credit and actuarial gain on post-retirement benefit plans into other non-operating income, net	—	(1)	—	(1)
Foreign currency translation adjustment for post-retirement benefit plans	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(3)	(3)
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(1)	(1)
Balance at June 30, 2023	$(182)	$(43)	$(1)	$(226)

The following table provides the components of AOCL for the six months ended June 30, 2022:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2022	$(101)	$(268)	$(2)	$(371)
Foreign currency translation adjustment	(3)	—	—	(3)
Tax on foreign currency translation adjustment	(2)	—	—	(2)
Amortization of actuarial loss on post-retirement benefit plans into other non-operating income, net	—	4	—	4
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(6)	(6)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	2	2
Balance at March 31, 2022	$(106)	$(265)	$(6)	$(377)
Cumulative effect of change in accounting principle				—
Foreign currency translation adjustment	(41)	—	—	(41)
Tax on foreign currency translation adjustment	(28)	—	—	(28)
Changes in post-retirement benefit plans				—
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income, net	—	4	—	4
Other non-operating income				—
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized gain on derivative hedge agreements	—	—	(9)	(9)
Income tax benefit on unrealized gain on derivative hedge agreements	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	2	2
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at June 30, 2022	$(175)	$(262)	$(11)	$(448)

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
See Note 6, "Income Taxes," of our condensed consolidated financial statements for a description of a pending tax litigation matter.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $12 million and $5 million as of June 30, 2023 and December 31, 2022, respectively, for these general legal matters.

Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of June 30, 2023 and December 31, 2022, the amount of surety bonds, bank guarantees, insurance letters of credit, stand-by letters of credit as well as revenue and customs guarantees was $716 million and $451 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million as of June 30, 2023 and December 31, 2022 for environmental matters.
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
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defect and specific non-performance. The table below provides changes in the combined current and non-current product warranty accruals over each period:

(in millions)	2023	2022
Warranty accrual – January 1	$54	$57
Net charges for product warranties in the period	13	11
Net Evoqua additions	10	—
Settlement of warranty claims	(13)	(12)
Foreign currency and other	—	(2)
Warranty accrual - June 30	$64	$54

Note 19. Segment Information
Our business has four reportable segments: Water Infrastructure, Applied Water, Measurement & Control Solutions and Integrated Solutions & Services. The Water Infrastructure segment focuses on the transportation and treatment of water, offering a range of products including water, wastewater and storm water pumps, treatment equipment, and controls and systems. The Water Infrastructure segment also includes Applied Product Technologies (APT) from the Evoqua acquisition. APT provides a range of highly differentiated and scalable products and technologies with product offerings in the filtration and separation, disinfection, wastewater solutions, anode and electrochlorination technology, and aquatics technologies and solutions spaces. The Applied Water segment serves many of the primary uses of water and focuses on the residential, commercial and industrial markets. The Applied Water segment's major products include pumps, valves, heat exchangers, controls and dispensing equipment. The Measurement & Control Solutions segment focuses on developing advanced technology solutions that enable intelligent use and conservation of critical water and energy resources as well as analytical instrumentation used in the testing of water. The Measurement & Control Solutions segment's major products include smart metering, networked communications, measurement and control technologies, critical infrastructure technologies, software and services including cloud-based analytics, remote monitoring and data management, leak detection and pressure monitoring solutions and testing equipment. As a result of the Evoqua acquisition, Xylem has a new segment for Integrated Solutions and Services. This segment provides tailored services and solutions in collaboration with the customers backed by life‑cycle services including on‑demand water, outsourced water, recycle / reuse, and emergency response service alternatives to improve operational reliability, performance, and environmental compliance. Key offerings within this segment also include equipment systems for industrial needs (influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment, and recycle / reuse), full-scale outsourcing of operations and maintenance, and municipal services, including odor and corrosion control services.
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

The accounting policies of each segment are the same as those described in the Summary of Significant Accounting Policies section of Note 1 in the 2022 Annual Report. The following table contains financial information for each reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Revenue:
Water Infrastructure	$704	$589	$1,293	$1,122
Applied Water	478	429	931	854
Measurement & Control Solutions	415	346	821	660
Integrated Solutions & Services	125	—	125	—
Total	$1,722	$1,364	$3,170	$2,636
Operating Income (Loss):
Water Infrastructure	$106	$108	$176	$182
Applied Water	84	61	167	120
Measurement & Control Solutions	26	(5)	46	(15)
Integrated Solutions & Services	(7)	—	(7)	—
Corporate and other	(90)	(18)	(132)	(30)
Total operating income	$119	$146	$250	$257
Interest expense	$12	$12	$21	$25
Other non-operating income, net	7	2	11	1
Gain from sale of business	—	—	—	1
Income before taxes	$114	$136	$240	$234
Depreciation and Amortization:
Water Infrastructure	$24	$14	$38	$27
Applied Water	5	5	10	10
Measurement & Control Solutions	35	34	69	68
Integrated Solutions & Services	20	—	20	—
Regional selling locations (a)	6	4	11	9
Corporate and other	2	2	4	4
Total	$92	$59	$152	$118
Capital Expenditures:
Water Infrastructure	$18	$13	$32	$30
Applied Water	7	5	15	8
Measurement & Control Solutions	14	21	32	43
Integrated Solutions & Services	6	—	6	—
Regional selling locations (b)	5	5	11	10
Corporate and other	4	2	7	4
Total	$54	$46	$103	$95
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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include, among others, the following: the impact of overall industry and general economic conditions, including industrial, governmental, and public and private sector spending, inflation, interest rates and related monetary policy by governments in response to inflation, and the strength of the residential and commercial real estate markets, on economic activity and our operations; geopolitical events, including the war between Russia and Ukraine, and regulatory, economic and other risks associated with our global sales and operations, including with respect to domestic content requirements applicable to projects with governmental funding; the global impact of the COVID-19 pandemic on the macroeconomy and our business, operations, growth, and financial condition; actual or potential other epidemics, pandemics or global health crises; availability, shortage or delays in receiving electronic components (in particular, semiconductors), parts and raw materials from our supply chain; manufacturing and operating cost increases due to macroeconomic conditions, including inflation, energy supply, supply chain shortages, logistics challenges, tight labor markets, prevailing price changes, tariffs and other factors; demand for our products, disruption, competition or pricing pressures in the markets we serve; cybersecurity incidents or other disruptions of information technology systems on which we rely; or involving our products; disruptions in operations at our facilities or that of third parties upon which we rely; failure to successfully execute large projects, including with respect to meeting performance guarantees and customers’ safety requirements; our ability to retain and attract senior management and other diverse and key talent, as well as competition for overall talent and labor; difficulty predicting our financial results; defects, security, warranty and liability claims, and recalls with respect to products; safe and compliant handling of wastewater and hazardous materials; availability, regulation or interference with radio spectrum used by certain of our products; uncertainty related to restructuring and realignment actions and related costs and savings; our ability to continue strategic investments for growth; our ability to successfully identify, execute and integrate acquisitions; volatility in served markets or impacts on our business and operations due to weather conditions, including the effects of climate change; fluctuations in foreign currency exchange rates; our ability to borrow or refinance our existing indebtedness, and uncertainty around the availability of liquidity sufficient to meet our needs; risk of future impairments to goodwill and other intangible assets; failure to comply with, or changes in, laws or regulations, including those pertaining to anti-corruption, data privacy and security, export and import, our products, competition, and the environment and climate change; changes in our effective tax rates or tax expenses; legal, governmental or regulatory claims, investigations or proceedings and associated contingent liabilities; risks related to our recently completed acquisition of Evoqua, including related to our ability to retain and hire key personnel, the realization of expected benefits and synergies, the need to incur additional or unexpected costs, charges or expenses associated with the integration of the combined companies, delays or challenges with the integration, potential adverse reactions or changes to relationships with customers, suppliers, distributors and other business partners, competitive responses to the acquisition, actual or potential litigation and associated costs and expenses, and impacts to our share price and dilution of shareholders’ ownership; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report") and in subsequent filings we make with the Securities and Exchange Commission (“SEC”).

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
Overview
Xylem is a leading global water technology company. We design, manufacture and service highly engineered products and solutions ranging across a wide variety of critical applications in utility, industrial, residential and commercial building solutions settings. Our broad portfolio of solutions addresses customer needs of scarcity, resilience, and affordability across the water cycle, from the delivery, measurement and use of drinking water to the collection, test, treatment and analysis of wastewater to the return of water to the environment. Our product and service offerings are organized into four reportable segments that are aligned around the critical market applications they provide: Water Infrastructure, Applied Water, Measurement & Control Solutions and Integrated Solutions & Services.
•Water Infrastructure serves the water infrastructure sector with pump systems that transport water from aquifers, lakes, rivers and seas; with filtration, ultraviolet and ozone systems that provide treatment, making the water fit to use; and pumping solutions that move the wastewater and storm water to treatment facilities where our mixers, biological treatment, monitoring and control systems provide the primary functions in the treatment process. We also provide sales and rental of specialty dewatering pumps and related equipment and services. Additionally, our offerings use monitoring and control, smart and connected technologies to allow for remote monitoring of performance and enable products to self-optimize pump operations maximizing energy efficiency and minimizing unplanned downtime and maintenance for our customers. In the Water Infrastructure segment, we provide the majority of our sales directly to customers along with strong applications expertise, while the remaining amount is through distribution partners. The Water Infrastructure segment also includes legacy-Evoqua's Applied Product Technologies (APT) segment. APT provides a range of highly differentiated and scalable products and technologies with product offerings in the filtration and separation, disinfection, wastewater solutions, anode and electrochlorination technology, and aquatics technologies and solutions spaces.
•Applied Water serves the water usage applications sector with water pressure boosting systems for heating, ventilation and air conditioning, and for fire protection systems to the residential and commercial building solutions markets. In addition, our pumps, heat exchangers and controls provide cooling to power plants and manufacturing facilities, circulation for food and beverage processing, as well as boosting systems for agricultural irrigation. In the Applied Water segment, we provide the majority of our sales through long-standing relationships with many of the leading independent distributors in the markets we serve, with the remainder going directly to customers.
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

•Integrated Solutions & Services provides tailored services and solutions in collaboration with the customers backed by life‑cycle services including on‑demand water, outsourced water, recycle / reuse, and emergency response service alternatives to improve operational reliability, performance, and environmental compliance. Key offerings within this segment also include equipment systems for industrial needs (influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment, and recycle / reuse), full-scale outsourcing of operations and maintenance, and municipal services, including odor and corrosion control services.
Evoqua Acquisition
On May 24, 2023, Xylem completed the acquisition of Evoqua. Commencing from the acquisition date, Xylem’s financial statements include the assets, liabilities, operating results and cash flows of Evoqua. Refer to Note 3, "Acquisitions and Divestitures," for additional information.
Coinciding with the Evoqua acquisition, Xylem has updated our adjusted operating income and adjusted earnings per share to add back non-cash purchase accounting intangible amortization and recast 2022 amounts to reflect the change on a comparative basis.
Executive Summary
Xylem reported revenue for the second quarter of 2023 of $1,722 million, an increase of 26.2% compared to $1,364 million reported in the second quarter of 2022. The revenue increase consisted of strong organic growth of 14.6%, driven by strong revenue performance across the segments and in all of our major geographic regions, and increased revenue from the Evoqua acquisition of 13.0%, which was marginally offset by currency translation headwinds of 1.4%.
We generated operating income of $119 million (margin of 6.9%) during the second quarter of 2023, as compared to $146 million (margin of 10.7%) in 2022. Operating income in the second quarter of 2023 included an increase in special charges of $66 million and an unfavorable impact from increased restructuring and realignment costs of $29 million and an unfavorable increase to intangible amortization from acquisitions of $18 million as compared to the second quarter of 2022. Excluding the impact of special charges, restructuring and realignment costs and intangible amortization from acquisitions, adjusted operating income was $259 million (adjusted margin of 15.0%) during the second quarter of 2023 as compared to $173 million (adjusted margin of 12.7%) in 2022. The increase in adjusted operating margin was primarily due to price realization, productivity savings and favorable volume. These impacts were partially offset by inflation, spending on strategic investments, unfavorable mix, and inventory management costs.
Additional financial highlights for the quarter ended June 30, 2023 include the following:
•Orders of $1,856 million, up 10.2% from $1,684 million in the prior year period, and down 1.6% on an organic basis.
•Earnings per share of $0.45, down 27.4% compared to prior year ($0.98, up 32.4% versus prior year, on an adjusted basis).
•Net income as a percent of revenue of 5.3%, down 290 basis points compared to 8.2% in the prior year. EBITDA margin of 12.3%, down 280 basis points when compared to 15.1% in the prior year (EBITDA margin of 19.1% on an adjusted basis, up 250 basis points)

Key Performance Indicators and Non-GAAP Measures
Management reviews key performance indicators including revenue, gross margins, segment operating income margins, free cash flow, orders growth, working capital and backlog, among others. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and to provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures, our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions, share repurchases and debt repayment. Excluding revenue, Xylem provides guidance only on a non-GAAP basis due to the inherent difficulty in forecasting certain amounts that would be included in GAAP earnings, such as discrete tax items, without unreasonable effort. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following non-GAAP measures to be key performance indicators, as well as the related reconciling items to the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP measures may not be comparable to similarly-titled measures reported by other companies.
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
•"adjusted net income" and "adjusted earnings per share" defined as net income and earnings per share, respectively, adjusted to exclude restructuring and realignment costs, amortization of acquired intangible assets, gain or loss from the sale of businesses, special charges and tax-related special items, as applicable. A reconciliation of adjusted net income and adjusted earnings per share is provided below.

	Three Months Ended					Six Months Ended
	June 30,					June 30,
(in millions, except for per share data)	2023			2022		2023			2022
Net income & Earnings per share	$92		$0.45	$112	$0.62	$191		$0.98	$194	$1.07
Restructuring and realignment	37		0.18	8	0.04	48		0.25	12	0.07
Acquired intangible amortization	36		0.17	18	0.10	54		0.28	36	0.20
Special charges	67	(a)	0.33	3	0.02	92	(a)	0.47	5	0.03
Tax-related special items	—		—	(1)	(0.01)	—		—	(2)	(0.01)
(Gain) loss from sale of business	—		—	—	—	—		—	(1)	(0.01)
Tax effects of adjustments (b)	(30)		(0.15)	(6)	(0.03)	(39)		(0.20)	(13)	(0.07)
Adjusted net income & Adjusted earnings per share	$202		$0.98	$134	$0.74	$346		$1.78	$231	$1.28

(a) The special charges primarily relate to acquisition and integration costs related to the Evoqua transaction.
(b) The tax effects of adjustments are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction.

•"adjusted operating expenses" and "adjusted gross profit" defined as operating expenses and gross profit, respectively, adjusted to exclude amortization of acquired intangible assets, restructuring and realignment costs and special charges.
•"adjusted operating income" defined as operating income, adjusted to exclude restructuring and realignment costs, amortization of acquired intangible assets, gain or loss from the sale of businesses, special charges and special tax related items, as applicable, and "adjusted operating margin" defined as adjusted operating income divided by total revenue.
•“EBITDA” defined as earnings before interest, taxes, depreciation and amortization expense "EBITDA margin" defined as EBITDA divided by total revenue, "adjusted EBITDA" reflects the adjustment to EBITDA to exclude share-based compensation charges, restructuring and realignment costs, gain or loss from sale of businesses and special charges, and "adjusted EBITDA margin" defined as adjusted EBITDA divided by total revenue.
•“realignment costs” defined as costs not included in restructuring costs that are incurred as part of actions taken to reposition our business, including items such as professional fees, severance, relocation, travel, facility set-up and other costs.
•“special charges" defined as costs incurred by the Company, such as acquisition and integration related costs, non-cash impairment charges and both operating and non-operating adjustments for costs related to the UK pension plan buyout.
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

	Six Months Ended
	June 30,
(in millions)	2023	2022
Net cash provided by operating activities	$9	$32
Capital expenditures	(103)	(95)
Non-discretionary tax payments (R&D tax law adoption)	33	—
Free cash flow	$(61)	$(63)
Net cash used in investing activities	$(489)	$(84)
Net cash provided (used) by financing activities	$235	$(158)

2023 Outlook

We are updating our total revenue growth to approximately 30%, and organic revenue growth to be in the range of 9% to 10% in 2023. The following is a summary of our organic revenue performance and the organic revenue outlook by end market.
•Utilities revenue increased by approximately 20% through the first half of the year on an organic basis driven by strength across all major geographic regions. For the remainder of 2023, we now expect organic revenue growth in the mid teens. On the clean water side, we anticipate growth from the conversion of our resilient backlog due to continued improvement in chip supply. Additionally, we expect strong order momentum from smart water demand. We expect wastewater utilities to remain focused on mission-critical applications in wastewater. Long-term capital expenditure outlook is strong due to aging infrastructure and the emerging markets’ continued advancement.
•Industrial revenue increased by approximately 12% through the first half of the year on an organic basis driven by strength across all major geographic regions. For 2023, we continue to expect organic revenue growth in the mid-single-digits. We anticipate resilient demand across most industrials. In light and general industry, we are seeing sustained demand globally, through resilient, recurring service revenue and healthy dewatering demand.
•In the building solutions markets, revenue increased by approximately 13% through the first half of the year on an organic basis driven by strength in the U.S. and western Europe. For the remainder of 2023, we expect organic revenue growth in the mid-single-digits. In the commercial market, we expect resilient demand for energy efficiency related projects, particularly in Europe. We continue to monitor new construction, a smaller portion of our portfolio, for signs of moderation. In the residential market, which are predominantly driven by solid replacement revenue serviced through our distribution network, we are continuing to experience market softness, particularly in the U.S.
We will continue to strategically execute restructuring and realignment actions in an effort to advance our integration of Evoqua, optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. During 2023, we expect to incur approximately $90 million to $95 million in restructuring and realignment costs.

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2023	2022	Change		2023	2022	Change
Revenue	$1,722	$1,364	26.2%		$3,170	$2,636	20.3%
Gross profit	651	520	25.2%		1,197	987	21.3%
Gross margin	37.8%	38.1%	(30)	bp	37.8%	37.4%	40	bp
Total operating expenses	532	374	42.2%		947	730	29.7%
Expense to revenue ratio	30.9%	27.4%	350	bp	29.9%	27.7%	220	bp
Restructuring and realignment costs	37	8	362.5%		48	12	300.0%
Purchase accounting intangible amortization	36	18	100.0%		54	36	50.0%
Special charges	67	1	6,600.0%		92	2	4,500.0%
Adjusted operating expenses	392	347	13.0%		753	680	10.7%
Adjusted operating expenses to revenue ratio	22.8%	25.4%	(260)	bp	23.8%	25.8%	(200)	bp
Operating income	119	146	(18.5)%		250	257	(2.7)%
Operating margin	6.9%	10.7%	(380)	bp	7.9%	9.7%	(180)	bp
Interest and other non-operating expense, net	5	10	(50.0)%		10	24	(58.3)%
Gain from sale of business	—	—	NM		—	1	(100.0)%
Income tax expense	22	24	(8.3)%		49	40	22.5%
Tax rate	19.1%	17.5%	160	bp	20.5%	17.0%	350	bp
Net income	$92	$112	(17.9)%		$191	$194	(1.5)%
NM - Not meaningful change
Revenue
Revenue generated during the three and six months ended June 30, 2023 was $1,722 million and $3,170 million, reflecting increases of $358 million, or 26.2%, and $534 million, or 20.3%, respectively, compared to the same prior year periods. On a constant currency basis, revenue grew 27.6% and 22.7% for the three and six months ended June 30, 2023. Revenue growth contributed by acquisitions was $178 million for the three and six months ended June 30, 2023 and organic revenue increased $199 million and $420 million for the three and six months ended June 30, 2023, respectively, partially offset by negative impacts from foreign currency translation of $19 million and $64 million for the three and six months ended June 30, 2023, respectively. The increases reflect strong organic growth across all of our segments and in all of our major geographic regions for both periods.
The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three and six months ended June 30, 2023:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Integrated Solutions & Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2022 Revenue	589		429		346		—		1,364
Organic Growth	74	12.6%	53	12.4%	72	20.8%	—	NM	199	14.6%
Acquisitions/(Divestitures)	53	9.0%	—	—%	—	—%	125	NM	178	13.0%
Constant Currency	127	21.6%	53	12.4%	72	20.8%	125	NM	377	27.6%
Foreign currency translation (a)	(12)	(2.1)%	(4)	(1.0)%	(3)	(0.9)%	—	NM	(19)	(1.4)%
Total change in revenue	115	19.5%	49	11.4%	69	19.9%	$125	NM	358	26.2%
2023 Revenue	$704		$478		$415		$125		$1,722
(a)Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Chinese Yuan, the Canadian Dollar, the Australian Dollar and the Norwegian Krone.

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Integrated Solutions & Services		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2022 Revenue	1,122		854		660		—		2,636
Organic Growth	155	13.8%	94	11.0%	171	25.9%	—	NM	420	15.9%
Acquisitions/(Divestitures)	53	4.7%	—	—%	—	—%	125	NM	178	6.8%
Constant Currency	208	18.5%	94	11.0%	171	25.9%	125	NM	598	22.7%
Foreign currency translation (a)	(37)	(3.3)%	(17)	(2.0)%	(10)	(1.5)%	—	NM	(64)	(2.4)%
Total change in revenue	171	15.2%	77	9.0%	161	24.4%	$125	NM	534	20.3%
2023 Revenue	$1,293		$931		$821		$125		$3,170
(a)Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Chinese Yuan, the British Pound, the Euro, the Canadian Dollar and the Norwegian Krone.
Water Infrastructure
Water Infrastructure revenue increased $115 million, or 19.5%, for the second quarter of 2023 (21.6% increase on a constant currency basis) as compared to the prior year. Revenue growth for the quarter was partially made up of the revenue contributed by acquisitions from the APT business of $53 million, with the remainder of the increase coming from organic revenue growth of $74 million, or 12.6%. Revenue was negatively impacted by $12 million of foreign currency translation, with the change at constant currency of $127 million. Organic growth for the quarter was driven by strength in both the utilities and industrial end markets. The utilities end market experienced organic growth of $43 million across all major geographic regions, particularly in the U.S. driven by strong price realization and higher demand in our rental business. Western Europe also experienced strong organic growth due to robust demand in utilities' capital spending coupled with good price realization. The industrial end market had $31 million of organic growth led by strength in western Europe driven by capital projects and strong price realization and the U.S. due to good price realization.
From an application perspective, excluding the $53 million contributed by acquisitions, organic revenue growth was primarily driven by our transport applications. Transport experienced $60 million of revenue growth, across all three of our major geographic regions. Growth was led by the U.S., driven by strong price realization, increased sales volume and higher demand in our rental business. Western Europe also experienced growth due to utility and other capital projects and price realization. Organic revenue for the treatment application grew by $14 million for the quarter, led by organic revenue growth in the U.S., due to project timing and increases in the emerging markets from project timing due to COVID recovery in China.
For the six months ended June 30, 2023, revenue increased $171 million, or 15.2% (18.5% increase on a constant currency basis) as compared to the prior year. Revenue growth was partially made up of the revenue contributed by acquisitions from the APT business of $53 million. Revenue was negatively impacted by $37 million of foreign currency translation, with the change at constant currency coming from organic growth of $155 million or 13.8%. Organic growth for the period was driven by strength in both the utility and industrial end markets. The utilities end market experienced organic growth across all of our major geographic regions totaling $89 million. Organic growth for the period was driven by the U.S., where we experienced strong price realization, project timing and higher demand in our rental business. Western Europe also experienced strong organic growth due to robust demand in utilities' capital spending coupled with good price realization. The industrial end market had $66 million of organic growth across all major geographies, particularly in western Europe driven by capital projects and strong price realization and growth in the U.S. due to good price realization. The emerging markets also experienced growth due to projects in Latin America.
From an application perspective, excluding the $53 million contributed by acquisitions, organic revenue growth during the six-month period was driven by our transport applications with $139 million of revenue growth. The increase in organic revenue was led by the U.S., where we experienced strong price realization and sales volume, as well as increased rental volumes in the dewatering business when compared to the prior year. Western Europe also experienced increases due to strong price realization along with demand from utility capital projects. The emerging markets also had strong growth primarily due to increased projects in Latin America and China. Organic revenue for the treatment application also contributed $16 million of organic sales growth across all major geographic regions driven by project timing and strong backlog execution.
Applied Water
Applied Water revenue increased $49 million, or 11.4%, for the second quarter of 2023 (12.4% increase on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $4 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $53 million. Organic growth was driven by strength in the commercial and industrial end markets/applications, partially offset by a decline in the residential end market/application versus the comparable period. Organic revenue growth in the second quarter was led by strength in commercial building solutions of $45 million, primarily in the U.S. where we benefited from strong price realization and backlog execution. Industrial water had strong organic growth in the quarter of $20 million, across all three of our major geographic regions, driven primarily by recovery from prior year COVID-19 impacts in the emerging markets. Residential building solutions was down $12 million organically for the quarter, primarily in the U.S. due to healthy order intake in the prior year that did not recur.
For the six months ended June 30, 2023, revenue increased $77 million, or 9.0% (11.0% increase on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $17 million of foreign currency translation during the six month period, with the change at constant currency coming primarily from organic growth of $94 million. Organic growth during the period was driven by all major geographic regions, with particular strength in the U.S. commercial building solutions grew $71 million organically during the period, driven by strong price realization in the U.S. The industrial water application achieved organic growth of $36 million, led by the emerging markets due to recovery from prior year COVID-19 impacts and in western Europe due to strong price realization and healthy demand. The residential building solutions application saw a decline in revenue of $13 million, primarily in the emerging markets and U.S.
Measurement & Control Solutions
Measurement & Control Solutions revenue increased $69 million, or 19.9%, for the second quarter of 2023 (20.8% increase on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $3 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $72 million, or 20.8%. The segment experienced organic revenue growth across all three major geographic regions and in both of the segment's end markets for the quarter, driven by $70 million of organic growth in the utility end market, primarily in the U.S., and to a lesser extent, in western Europe, driven by increased demand, enabled by recovery on prior year component constraints and price realization. The industrial end market saw $2 million organic revenue growth.
From an application perspective, organic revenue growth during the quarter was driven by both the water and energy applications. The water application had strong organic growth of $47 million, primarily in the U.S. and to a lesser extent in western Europe, driven by increased demand, enabled by recovery on prior year component constraints and backlog execution. The energy applications grew $25 million organically, primarily in the U.S. where we saw greater electronic component availability.

For the six months ended June 30, 2023, revenue increased $161 million, or 24.4% (25.9% increase on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $10 million of foreign currency translation, with the change at constant currency coming from an organic increase of $171 million (25.9% increase). The segment experienced organic revenue growth across all three major geographic regions and in both of the segment's end markets for the quarter, driven by $161 million of organic growth in the utility end market, primarily in the U.S., driven by increased demand, enabled by recovery on prior year component constraints and backlog execution. Western Europe also experienced increases driven by backlog execution. The industrial end market grew organically by $10 million across all geographic regions driven by backlog execution in our test business.

From an application perspective, organic revenue growth during the six-month period consisted of growth in the water application of $123 million, primarily in the U.S. and to a lesser extent in western Europe, driven by increased demand, enabled by recovery on prior year component constraints and backlog execution. Energy applications saw organic growth of $48 million, driven by metrology sales in the U.S. due to improved electronic component availability.
Integrated Solutions & Services
Integrated Solutions & Services consists entirely of revenues of $125 million for the three and six months ended June 30, 2023 contributed from the Evoqua acquisition.

Orders / Backlog
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business. Orders received during the second quarter of 2023 were $1,856 million, an increase of $172 million, or 10.2%, over the prior year (11.6% increase on a constant currency basis). Orders received during the six months ended June 30, 2023 were $3,426 million, an increase of $27 million, or 0.8%, over the prior year (3.0% increase on a constant currency basis). Orders contributed by acquisitions were $222 million in the three and six months ended June 30, 2023. Order intake was negatively impacted by $23 million and $76 million of foreign currency translation for the three and six months ended June 30, 2023, respectively.
The following table illustrates the impact from organic growth, recent acquisitions or divestitures, and foreign currency translation in relation to orders during the three and six months ended June 30, 2023:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Integrated Solutions & Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2022 Orders	$731		$480		$473		$—		$1,684
Organic Impact	(26)	(3.6)%	(29)	(6.0)%	28	5.9%	—	NM	(27)	(1.6)%
Acquisitions/(Divestitures)	59	8.1%	—	—%	—	—%	163	NM	222	13.2%
Constant Currency	33	4.5%	(29)	(6.0)%	28	5.9%	163	NM	195	11.6%
Foreign currency translation (a)	(13)	(1.8)%	(6)	(1.3)%	(4)	(0.8)%	—	NM	(23)	(1.4)%
Total change in orders	20	2.7%	(35)	(7.3)%	24	5.1%	163	NM	172	10.2%
2023 Orders	$751		$445		$497		$163		$1,856
(a)Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Chinese Yuan, the Canadian Dollar, the Australian Dollar and the Norwegian Krone.

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Integrated Solutions & Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2022 Orders	$1,391		$985		$1,023		$—		$3,399
Organic Impact	(18)	(1.3)%	(33)	(3.4)%	(68)	(6.6)%	—	NM	(119)	(3.5)%
Acquisitions/(Divestitures)	59	4.2%	—	—%	—	—%	163	NM	222	6.5%
Constant Currency	41	2.9%	(33)	(3.4)%	(68)	(6.6)%	163	NM	103	3.0%
Foreign currency translation (a)	(42)	(3.0)%	(24)	(2.4)%	(10)	(1.0)%	—	NM	(76)	(2.2)%
Total change in orders	(1)	(0.1)%	(57)	(5.8)%	(78)	(7.6)%	163	NM	27	0.8%
2023 Orders	$1,390		$928		$945		$163		$3,426
(a)Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Chinese Yuan, the Canadian Dollar, the Australian Dollar and the Norwegian Krone.
Water Infrastructure
Water Infrastructure segment orders increased $20 million, or 2.7%, to $751 million (4.5% increase on a constant currency basis) for the second quarter of 2023 as compared to the prior year. The order increase included orders from recent acquisitions of $59 million from the APT business partially offset by an organic order decline of $26 million, or 3.6%. Order intake for the period was negatively impacted by $13 million of foreign currency translation. Organic orders decreased during the quarter primarily in the transport applications due to declines in orders in the U.S. driven by large infrastructure projects in the prior period which did not recur in the current period. This decline in order intake was partially offset by order growth in the dewatering business, primarily driven by rental orders and increased activity in the mining industry in Latin America. The treatment application saw a slight decrease in orders driven by western Europe due to project order wins in the prior year. Orders in the treatment application remained relatively flat as compared to the prior year.
For the six months ended June 30, 2023, orders decreased by $1 million, which was partially made up of the orders contributed by acquisitions from the APT business of $59 million, offset by an $18 million, or 1.3%, decrease in organic orders. Order intake for the period was negatively impacted by $42 million of foreign currency translation. Organic orders decreased during the quarter primarily in the transport applications due to declines in orders in the U.S. driven by large infrastructure projects in the prior period which did not recur in the current period. This decline in order intake was partially offset by order strength in the dewatering business, led by rental orders primarily in the emerging markets. The treatment application saw a slight decrease in orders driven by western Europe due to project order wins in the prior year.
Applied Water
Applied Water segment orders decreased $35 million, or 7.3%, to $445 million (6.0% decrease on a constant currency basis) for the second quarter of 2023 as compared to the prior year. Order intake for the quarter was negatively impacted by $6 million of foreign currency translation. The decrease in organic orders was driven by weakness in the U.S. from lower demand and timing of orders, which was partially offset by strength in the emerging markets due to recovery from prior year COVID-19 impacts.
For the six months ended June 30, 2023, orders decreased $57 million, or 5.8%, to $928 million (3.4% decrease on a constant currency basis) as compared to the prior year. Order intake for the period was negatively impacted by $24 million of foreign currency translation. Weakness in the U.S. from lower demand and timing of orders was partially offset by strength in the emerging markets due to recovery from prior year COVID-19 impacts.

Measurement & Control Solutions
Measurement & Control Solutions segment orders increased $24 million, or 5.1%, to $497 million (5.9% increase on a constant currency basis) for the second quarter of 2023 as compared to the prior year. Order growth for the quarter was negatively impacted by $4 million of foreign currency translation. Organic order growth was driven primarily by the water application in the U.S. and emerging markets. Order growth within water applications was due to large project orders in the U.S., which was partially offset by declines across our energy applications in the U.S., due to lower demand.
For the six months ended June 30, 2023, orders decreased $78 million or 7.6%, to $945 million (6.6% decrease on a constant currency basis) as compared to the prior year. Order intake for the period was negatively impacted by $10 million of foreign currency translation. The order decrease on a constant currency basis consisted primarily of organic order declines of $68 million or 6.6%. Organic order intake was negatively impacted by lower demand across the energy application, particularly in the U.S., lapping strong order growth in the second quarter. This decline was partially offset by growth in the U.S., due to increased demand in water applications.
Integrated Solutions & Services
The Integration Solutions & Services segment contributed total orders of $163 million for the three and six months ended June 30, 2023. See Note 3, "Acquisitions and Divestitures," to the condensed consolidated financial statements for further information.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays occur from time to time. Total backlog was $5,271 million at June 30, 2023, an increase of $1,514 million or 40.3%, as compared to June 30, 2022 backlog of $3,757 million, and an increase of $1,666 million or 46.2%, as compared to December 31, 2022 backlog of $3,605 million, driven by the order intake in the quarter outpacing revenue. We anticipate that approximately 39% of the backlog at June 30, 2023 will be recognized as revenue in the remainder of 2023. There were no significant order cancellations during the quarter.
Gross Margin
Gross margin as a percentage of revenue decreased 30 and increased 40 basis points to 37.8% for both the three and six months ended June 30, 2023, as compared to 38.1% and 37.4% for the comparative 2022 period. The gross margin decrease for the quarter included favorable impacts of price realization offset by negative impacts of inflation and mix. The gross margin increase for the six month period included favorable impacts of price realization and productivity savings offset by negative impacts of inflation and unfavorable mix.

Operating Expenses
The following table presents operating expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2023	2022	Change		2023	2022	Change
Selling, general and administrative expenses	$446	$314	42.0%		$800	$618	29.4%
SG&A as a % of revenue	25.9%	23.0%	290	bp	25.2%	23.4%	180	bp
Research and development expenses	58	53	9.4%		111	105	5.7%
R&D as a % of revenue	3.4%	3.9%	(50)	bp	3.5%	4.0%	(50)	bp
Restructuring and asset impairment charges	28	7	300.0		36	7	414.3%
Operating expenses	$532	$374	42.2%		$947	$730	29.7%
Expense to revenue ratio	30.9%	27.4%	350	bp	29.9%	27.7%	220	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses increased by $132 million to $446 million, or 25.9% of revenue, in the second quarter of 2023, as compared to $314 million, or 23.0% of revenue, in the comparable 2022 period; and increased by $182 million to $800 million, or 25.2% of revenue, in the six months ended June 30, 2023, as compared to $618 million, or 23.4% of revenue, in the comparable 2022 period. Increases in SG&A in the second quarter of 2023 as compared to the prior year primarily consisted of increased restructuring and realignment costs of $29 million, increased special charges of $51 million, $34 million of additional SG&A from the acquisition and $13 million of inflation. Increases in SG&A in the six months ended June 30, 2023 as compared to the prior year were driven by increased restructuring and realignment costs of $36 million, an increase of $74 million in special charges, $34 million of additional SG&A from the acquisition and $27 million of inflation.
Research and Development ("R&D") Expenses
R&D expense was $58 million, or 3.4% of revenue, in the second quarter of 2023, as compared to $53 million, or 3.9% of revenue in the second quarter of 2022; and was $111 million, or 3.5% of revenue, in the six months ended June 30, 2023, as compared to $105 million, or 4.0% of revenue, in the comparable 2022 period. The R&D spend has remained fairly consistent year over year with a small increase in R&D expense as a result of less R&D being captialized in the current year as compared to prior year.

Restructuring and Asset Impairment Charges
Restructuring
During the three and six months ended June 30, 2023, we incurred restructuring costs of $28 million and $34 million, respectively. We incurred these charges primarily as a result of our acquisition of Evoqua. Approximately, $14 million of the charges related to stock based compensation expense due to acceleration clauses in equity compensation agreements and approximately $14 million of the charges represented the reduction of headcount. Additionally, we incurred $6 million of charges related to our efforts to reposition our European and North American businesses to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. The charges were incurred across all of our segments.
During the three and six months ended June 30, 2022, we incurred restructuring charges of $6 million. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount across all segments.
The following is a roll-forward for the six months ended June 30, 2023 and 2022 of employee position eliminations associated with restructuring activities:

	2023	2022
Planned reductions - January 1	102	60
Additional planned reductions	106	69
Actual reductions and reversals	(132)	(48)
Planned reductions - June 30	76	81
The following table presents expected restructuring spend in 2023 and thereafter relating to actions commenced in 2023:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Integrated Solutions & Services	Corporate	Total
Actions Commenced in 2023:
Total expected costs	$4	$2	$6	$7	$33	$52
Costs incurred during Q1 2023	1	1	3	—	—	5
Costs incurred during Q2 2023	2	—	1	4	22	29
Total expected costs remaining	$1	$1	$2	$3	$11	$18
The Water Infrastructure, Applied Water, Measurement & Control Solutions, Integrated Solutions Services and Corporate actions commenced in 2023 consist primarily of severance charges. The actions are expected to continue through the end of 2024.
We currently expect to incur between $55 million and $60 million in restructuring costs for the full year. These restructuring costs are primarily a result of our acquisition of Evoqua and are also related to efforts to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers.
Asset Impairment
During the first quarter of 2023, we determined that internally developed in-process software within our Measurement & Control Solutions segment was impaired as a result of actions taken to prioritize strategic investments and recognized an impairment charge of $2 million. Refer to Note 8, "Goodwill and Other Intangible Assets," for additional information.

Operating Income and Adjusted EBITDA
Operating income was $119 million (operating margin of 6.9%) during the second quarter of 2023, a decrease of $27 million, or 18.5%, when compared to operating income of $146 million (operating margin of 10.7%) during the prior year. Operating loss contributed by acquisitions was $47 million for the second quarter of 2023. Operating margin decreased 380 basis points and included unfavorable impacts of 610 basis points from increases in special charges, restructuring and realignment costs and acquired intangible asset amortization as compared to the prior year. Additionally, operating margin included 940 basis points of expansion from favorable operating impacts, consisting of a 470 basis point increase from price realization, 300 basis points from productivity savings and 170 basis points from favorable volume. Margin expansion was offset by 710 basis points of unfavorable impacts driven by 350 basis points of inflation,120 basis points of increased spending on strategic investments, 110 basis points of unfavorable mix and 40 basis points related to unfavorable inventory management costs. Excluding special charges, restructuring and realignment costs and acquired intangible asset amortization, adjusted operating income was $259 million (adjusted operating margin of 15.0%) for the second quarter of 2023 as compared to adjusted operating income of $173 million (adjusted operating margin of 12.7%) during the comparable quarter in the prior year.
Adjusted EBITDA was $329 million (adjusted EBITDA margin of 19.1%) during the second quarter of 2023, an increase of $103 million, or 2.5%, when compared to adjusted EBITDA of $226 million (adjusted EBITDA margin of 16.6%) during the comparable quarter in the prior year, an increase to adjusted EBITDA margin of 250 basis points. Adjusted EBITDA margin contributed by acquisitions 50 basis points. Excluding the impact from acquisitions, adjusted EBITDA margin was impacted by the same offsetting factors impacting the adjusted operating margin.
Operating income for the six months ended June 30, 2023 was $250 million (operating margin of 7.9%), reflecting a decrease of $7 million or 2.7% when compared to $257 million (operating margin of 9.7%) in 2022 or a decrease of 180 basis points . Operating loss contributed by acquisitions was $47.4 million for the six months ended June 30, 2023. Operating margin declines included unfavorable impacts of 420 basis points from increases in acquired intangible asset amortization, special charges and restructuring and realignment as compared to the prior year. Additionally, operating margin included unfavorable impacts of 890 basis points, driven by 430 basis points of inflation,130 basis points from increased spending on strategic investments, 130 basis points from unfavorable mix, 50 basis points related to cost of quality and 30 basis points of unfavorable foreign currency impacts. Operating margin declines were offset by 1.130 basis points of favorable impacts, consisting of 570 basis points price realization, 240 basis points for favorable volume and 320 basis points from productivity savings. Excluding special charges, restructuring and realignment costs and acquired intangible asset amortization, adjusted operating income was $444 million with an adjusted operating margin of 14.0% for the six months ended June 30, 2023 as compared to adjusted operating income of $307 million with an adjusted operating margin of 11.6% in 2022.
Adjusted EBITDA for the six months ended June 30, 2023 was $565 million (adjusted EBITDA margin of 17.8%), an increase of $158 million, or 38.8%, when compared to adjusted EBITDA of $407 million (adjusted EBITDA margin of 15.4%) during the comparable period in prior year. Adjusted EBITDA margin contributed by acquisitions was 40 basis points for the six months ended June 30, 2023. The adjusted EBITDA margin was impacted by the same offsetting factors impacting the adjusted operating margin.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2023	2022	Change		2023	2022	Change
Water Infrastructure
Operating income	$106	$108	(1.9)%		$176	$182	(3.3)%
Operating margin	15.1%	18.3%	(320)	bp	13.6%	16.2%	(260)	bp
Restructuring and realignment costs	3	3	—%		6	4	50.0%
Purchase accounting intangible amortization	8	1	700.0%		9	2	350.0%
Special charges	12	—	NM		12	—	NM
Adjusted operating income	$129	$112	15.2%		$203	$188	8.0%
Adjusted operating margin	18.3%	19.0%	(70)	bp	15.7%	16.8%	(110)	bp
Applied Water
Operating income	$84	$61	37.7%		$167	$120	39.2%
Operating margin	17.6%	14.2%	340	bp	17.9%	14.1%	380	bp
Restructuring and realignment costs	2	2	—%		5	3	66.7%
Purchase accounting intangible amortization	—	—	NM		—	—	NM
Special charges	—	—	NM		—	—	NM
Adjusted operating income	$86	$63	36.5%		$172	$123	39.8%
Adjusted operating margin	18.0%	14.7%	330	bp	18.5%	14.4%	410	bp
Measurement & Control Solutions
Operating income (loss)	$26	$(5)	620.0%		$46	$(15)	406.7%
Operating margin	6.3%	(1.4)%	770	bp	5.6%	(2.3)%	790	bp
Restructuring and realignment costs	3	3	—%		8	5	60.0%
Purchase accounting intangible amortization	17	17	—%		34	34	—%
Special charges	—	1	(100.0)%		2	1	100.0%
Adjusted operating income	$46	$16	(187.5)%		$90	$25	(260.0)%
Adjusted operating margin	11.1%	4.6%	650	bp	11.0%	3.8%	720	bp
Integrated Solutions & Services
Operating loss	$(7)	$—	NM		$(7)	$—	NM
Operating margin	(5.6)%	—%	NM		(5.6)%	—%	NM
Restructuring and realignment costs	7	—	NM		7	—	NM
Purchase accounting intangible amortization	11	—	NM		11	—	NM
Special charges	7	—	NM		7	—	NM
Adjusted operating income	$18	$—	NM		$18	$—	100.0%
Adjusted operating margin	14.4%	—%	NM		14.4%	—%	NM
Corporate and other
Operating loss	$(90)	$(18)	400.0%		$(132)	$(30)	340.0%
Restructuring and realignment costs	22	—	NM		22	—	NM
Special charges	48	—	NM		71	1	(7,000.0)%
Adjusted operating loss	$(20)	$(18)	11.1%		$(39)	$(29)	34.5%
Total Xylem
Operating income	$119	$146	(18.5)%		$250	$257	(2.7)%
Operating margin	6.9%	10.7%	(380)	bp	7.9%	9.7%	(180)	bp
Restructuring and realignment costs	37	8	362.5%		48	12	300.0%
Purchase accounting intangible amortization	36	18	100.0%		54	36	50.0%
Special charges	67	1	6,600.0%		92	2	4,500.0%
Adjusted operating income	$259	$173	49.7%		$444	$307	44.6%
Adjusted operating margin	15.0%	12.7%	230	bp	14.0%	11.6%	240	bp
NM - Not meaningful percentage change

The table below provides a reconciliation of net income to consolidated EBITDA and adjusted EBITDA:

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2023				June 30, 2023
	2023	2022		Change	2023	2022	Change
Net Income	92	112		(18)%	191	194	(2)%
Net Income margin	5.3%	8.2%	(290)	bp	6.0%	7.4%	(140)	bp
Depreciation	41	28		46%	69	56	23%
Amortization	51	32		59%	83	62	34%
Interest expense, net	5	10		(50)%	7	21	(67)%
Income tax expense	22	24		(8)%	49	40	23%
EBITDA	$211	206		2%	$399	373	7%
Share-based compensation	15	9		67%	27	18	50%
Restructuring & realignment	36	8		350%	47	12	292%
Special charges	67	3		2133%	92	5	1740%
Gain from sale of business	—	—	NM	%	—	(1)	(100)%
Adjusted EBITDA	$329	$226		46%	$565	$407	39%
Adjusted EBITDA margin	19.1%	16.6%	250	bp	17.8%	15.4%	240	bp

The tables below provide a reconciliation of each segment's operating income (loss) to EBITDA and adjusted EBITDA:

	Three Months Ended
	June 30, 2023
(in millions)	Water Infrastructure	Applied Water Systems	Measurement & Control Solutions	Integrated Solutions & Services
Operating Income	$106	$84	$26	$(7)
Operating margin	15.1%	17.6%	6.3%	(5.6)%
Depreciation	14	4	9	8
Amortization	10	1	26	12
Other non-operating expense	1	—	—	—
EBITDA	$131	$89	$61	$13
Share-based compensation	5		2	3
Restructuring & realignment	3	2	2	7
Special charges	12	—	—	7
Adjusted EBITDA	$151	$91	$65	$30
Adjusted EBITDA margin	21.4%	19.0%	15.7%	24.0%

	Three Months Ended
	June 30, 2022
(in millions)	Water Infrastructure	Applied Water Systems	Measurement & Control Solutions	Integrated Solutions & Services
Operating Income	$108	$61	$(5)	$—
Operating margin	18.3%	14.2%	(1.4)%	—%
Depreciation	11	4	8	—
Amortization	3	1	26	—
Other non-operating expense	1	—	(1)	—
EBITDA	$123	$66	$28	$—
Share-based compensation	—	1	2	—
Restructuring & realignment	3	2	3	—
Special Charges	—	—	1
Adjusted EBITDA	$126	$69	$34	$—
Adjusted EBITDA margin	21.4%	16.1%	9.8%	—%

	Three Months Ended
	2023 versus 2022
(in millions)	Water Infrastructure	Applied Water Systems	Measurement & Control Solutions	Integrated Solutions & Services
Operating Income (Loss)	$(2)	$84	$31	$(7)
Operating margin	(3.2)%	3.4%	7.7%	(5.6)%
Depreciation	3	—	1	8
Amortization	7	—	—	12
Other non-operating expense	—	—	1	—
EBITDA	$8	$23	$33	$13
Share-based compensation	5	(1)	—	3
Restructuring & realignment	—	—	(1)	7
Special charges	12	—	(1)	7
Adjusted EBITDA	$25	$22	$31	$30
Adjusted EBITDA margin	19.8%	31.9%	91.2%	NM

	Six Months Ended
	June 30, 2023
(in millions)	Water Infrastructure	Applied Water Systems	Measurement & Control Solutions	Integrated Solutions & Services
Operating Income	$176	$167	$46	$(7)
Operating margin	13.6%	17.9%	5.6%	(5.6)%
Depreciation	26	9	16	8
Amortization	12	1	53	12
Other non-operating expense	1	(1)	—	—
EBITDA	$215	$176	$115	$13
Share-based compensation	7	1	4	3
Restructuring & realignment	6	5	7	7
Special charges	12	—	2	7
Adjusted EBITDA	$240	$182	$128	$30
Adjusted EBITDA margin	18.6%	19.5%	15.6%	24.0%

	Six Months Ended
	June 30, 2022
(in millions)	Water Infrastructure	Applied Water Systems	Measurement & Control Solutions	Integrated Solutions & Services
Operating Income	$182	$120	$(15)	$—
Operating margin	16.2%	14.1%	(2.3)%	—%
Gain from sale of business	$—	—	1	—
Depreciation	$22	9	17	—
Amortization	$5	1	51	—
Other non-operating expense	$(3)	(1)	(1)	—
EBITDA	$206	$129	$53	$—
Share-based compensation	$1	2	3	—
Restructuring & realignment	$4	3	5	—
Special charges	$—	—	1	—
Gain from sale of business	$—	—	(1)	—
Adjusted EBITDA	$211	$134	$61	$—
Adjusted EBITDA margin	18.8%	15.7%	9.2%	—%

	Six Months Ended
	2023 versus 2022
(in millions)	Water Infrastructure	Applied Water Systems	Measurement & Control Solutions	Integrated Solutions & Services
Operating Income (Loss)	(6)	47	$61	$(7)
Operating margin	(2.6)%	3.8%	7.9%	—%
Gain from sale of business	—	—	$(1)	$—
Depreciation	4	—	$(1)	$8
Amortization	7	—	$2	$12
Other non-operating expense	4	—	$1	$—
EBITDA	9	47	$62	$13
Share-based compensation	6	(1)	$1	$3
Restructuring & realignment	2	2	$2	$7
Special charges	12	—	$1	$7
Gain from sale of business	—	—	$1	$—
Adjusted EBITDA	29	48	$67	$30
Adjusted EBITDA margin	(0.2)%	3.8%	6.4%	NM
Water Infrastructure
Operating income for our Water Infrastructure segment was $106 million (operating margin of 15.1%) during the second quarter of 2023, a decrease of $2 million, or 1.9%, when compared to operating income of $108 million (operating margin of 18.3%) during the prior year, or a total decrease of 320 basis points. Operating margin declines included unfavorable impacts of 250 basis points from increases in special charges, amortization of acquired intangible assets and restructuring and realignment costs as compared to the prior year. Additionally, operating margin declines included 930 basis points of unfavorable operating impacts, driven by 350 basis points of inflation, 200 basis points of unfavorable mix,180 basis points of increased spending on strategic investments, 60 basis points related to unfavorable inventory management impacts and . Margin declines were offset by 860 basis points from favorable operating impacts driven by 500 basis points of price realization, 240 basis points of productivity savings and 90 basis points of favorable volume and 40 basis of negative impact from the Evoqua acquisition. Excluding amortization of purchased intangibles, special charges and restructuring and realignment costs, adjusted operating income was $129 million (adjusted operating margin of 18.3%) for the second quarter of 2023 as compared to adjusted operating income of $112 million (adjusted operating margin of 19.0%) for the second quarter of 2022.
Adjusted EBITDA was $151 million (adjusted EBITDA margin of 21.4%) for the second quarter of 2023, an increase of $25 million, when compared to adjusted EBITDA of $126 million (adjusted EBITDA margin of 21.4%) during the prior year. The acquisition impacted the adjusted EBITDA margin negatively by 20 basis points. was impacted by the same offsetting factors impacting the adjusted operating margin; however, adjusted EBITDA margin was not negatively impacted by increased stock based compensation expense.
Operating income was $176 million for our Water Infrastructure segment (operating margin of 13.6%) for the six months ended June 30, 2023, an decrease of $6 million, or 3.3%, when compared to operating income of $182 million (operating margin of 16.2%) during the prior year, or a total decrease of 260 basis points. Operating margin declines included unfavorable impacts of 150 basis points from increases in acquired intangible asset amortization, special charges and restructuring and realignment costs as compared to the prior year. Additionally, operating margin declines included 1,100 basis points of unfavorable operating impacts, driven by 420 basis points of inflation, 240 basis points of unfavorable mix, 180 basis points of increased spending on strategic investments, 90 basis points related to inventory management costs and 40 basis points related to increased employee costs. Margin declines were offset by 990 basis points from favorable operating impacts consisting of 620 basis points of price realization, 240 basis points of productivity savings and 130 basis points of favorable volume. Excluding amortization of acquired intangible assets, special charges and restructuring and realignment costs, adjusted operating income was $203 million (adjusted operating margin of 15.7%) for the six months ended

June 30, 2023 as compared to adjusted operating income of $188 million (adjusted operating margin of 16.8%) for the six months ended June 30, 2023.

Adjusted EBITDA for the six months ended June 30, 2023 was $240 million (adjusted EBITDA margin of 18.6%), an increase of $29 million, or 0.2%, when compared to adjusted EBITDA of $211 million (adjusted EBITDA margin of 18.8%) during the comparable period in prior year. The decrease in adjusted EBITDA margin was primarily due to the same factors impacting operating margin noted above, however, adjusted EBITDA margin was not negatively impacted by increased stock based compensation expense and also benefited from a decrease in other non-operating expense as compared to the prior year.
Applied Water
Operating income for our Applied Water segment was $84 million (operating margin of 17.6%) during the second quarter of 2023, an increase of $23 million, or 37.7%, when compared to operating income of $61 million (operating margin of 14.2%) during the prior year, or a total increase of 340 basis points. Operating margin expansion included an unfavorable impact of 10 basis points from an increase in restructuring and realignment costs as compared to the prior year. Additionally, operating margin expansion included 940 basis points from favorable operating impacts, consisting of 600 basis points of price realization and 340 basis points of productivity savings. Margin expansion was offset by negative operating impacts of 610 basis points driven by 350 basis points of inflation,70 basis points related to unfavorable currency impacts, 60 basis points of increased spending on strategic investments, 60 basis points of unfavorable volume, and 60 basis points of unfavorable mix. Excluding restructuring and realignment costs, adjusted operating income was $86 million (adjusted operating margin of 18.0%) for the first quarter of 2023 as compared to adjusted operating income of $63 million (adjusted operating margin of 14.7%) for the second quarter of 2022.
Adjusted EBITDA was $91 million (adjusted EBITDA margin of 19.0%) for the second quarter of 2023, an increase of $22 million, or 2.9%, when compared to adjusted EBITDA of $69 million (adjusted EBITDA margin of 16.1%) during the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin.
Operating income for our Applied Water segment was $167 million (operating margin of 17.9%) during the six months ended June 30, 2023, an increase of $47 million or 39.2%, when compared to operating income of $120 million (operating margin of 14.1%) during the prior year, or a total increase of 380 basis points. Operating margin expansion included unfavorable impacts of 30 basis points from increases in restructuring and realignment costs as compared to the prior year. Operating margin increases included 1,090 basis points of favorable operating impacts, driven by 700 basis points from price realization and 360 basis points from productivity savings. Margin expansion was offset by negative operating impacts of 690 basis points consisting of 460 basis points of inflation, 70 basis points of increased spending on strategic investments and 60 basis points of unfavorable mix. Excluding restructuring and realignment costs, adjusted operating income was $172 million (adjusted operating margin of 18.5%) for the six months ended June 30, 2023 as compared to adjusted operating income of $123 million (adjusted operating margin of 14.4%) for the six months ended June 30, 2023.
Adjusted EBITDA was $182 million (adjusted EBITDA margin of 19.5%) for the six months ended June 30, 2023, a increase of $48 million, or 3.8%, when compared to adjusted EBITDA of $134 million (adjusted EBITDA margin of 15.7% ) during the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin.

Measurement & Control Solutions
Operating income for our Measurement & Control Solutions segment was $26 million (operating margin of 6.3%) during the second quarter of 2023, an increase of $31 million, or 620.0%, when compared to operating loss of $5 million (operating margin of (1.4)%) during the prior year, or a total increase of 770 basis points. Operating margin expansion included favorable impacts of 120 basis points from acquired intangible asset amortization, restructuring and realignment costs and special charges as compared to the prior year. Additionally, operating margin expansion included 1,470 basis points of favorable operating impacts,consisting of 730 basis points of favorable volume, 380 basis points of productivity savings and 360 basis points of price realization. Margin expansion was offset by negative operating impacts of 820 basis points driven by 400 basis points of inflation, 130 basis points from a decrease in capitalized R&D, 70 basis points of increased spending on strategic investments, 60 basis points of unfavorable mix and 50 basis points from increased employee costs . Excluding acquired intangible asset amortization, restructuring and realignment costs and special charges, adjusted operating income was $46 million (adjusted operating margin of 11.1%) for the second quarter of 2023 as compared to adjusted operating income of $16 million (adjusted operating margin of 4.6%) for the second quarter of 2022.
Adjusted EBITDA was $65 million (adjusted EBITDA margin of 15.7%) for the second quarter of 2023, an increase of $31 million, or 5.9%, when compared to adjusted EBITDA of $34 million (adjusted EBITDA margin of 9.8%) during the prior year. The increase in adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from the relative impact of depreciation and software amortization expense.
Operating income for our Measurement & Control Solutions segment was $46 million (operating margin of 5.6%) during the six months ended June 30, 2023, an increase of $61 million, or 406.7%, when compared to operating loss of $15 million (operating margin of (2.3)%) during the prior year, or a total increase of 790 basis points. Operating margin expansion included favorable impacts of 70 basis points from the net changes to acquired intangible asset amortization, restructuring and realignment costs and special charges as compared to the prior year. Additionally, operating margin expansion included 1,680 basis points of favorable operating impacts, driven by 920 basis points of favorable volume, 400 basis points of price realization and 350 basis points of productivity savings. Margin expansion was offset by negative operating impacts of 960 basis points driven by 410 basis points of inflation, 160 basis points due to unfavorable mix, 100 basis points related to a decrease in capitalized R&D, 90 basis points of increased spending on strategic investments and 50 basis points related to increased employee costs,. Excluding acquired intangible asset amortization, special charges and restructuring and realignment costs, adjusted operating income was $90 million (adjusted operating margin of 11.0%) for the second quarter of 2023 as compared to adjusted operating income of $25 million (adjusted operating margin of 3.8%) for the second quarter of 2022.
Adjusted EBITDA was $128 million (adjusted EBITDA margin of 15.6%) for the six months ended June 30, 2023, an increase of $67 million, or 6.4%, when compared to adjusted EBITDA of $61 million (adjusted EBITDA margin of 9.2%) during the prior year. The increase in adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from the relative impact of depreciation and software amortization expense.
Integrated Solutions & Services
Operating loss for our Integrated Solutions & Services segment for the three and six months ended was $7 million (operating margin of negative 5.6%) . Excluding amortization of acquired intangible asset amortization, special charges and restructuring and realignment costs, adjusted operating income was $18 million (adjusted operating margin of 14.4%).
Adjusted EBITDA for our Integrated Solutions & Services segment for the three and six months ended was $30 million (adjusted EBITDA margin of 24.0%).
Corporate and Other
Operating loss for corporate and other increased $72 million, or 400%, during the second quarter of 2023 compared to the prior year period. For the six months ended June 30, 2023, operating loss for corporate and other increased $102 million, or 340%, compared to the same prior period. The increase in operating loss for the three months ended June 30,2023 was primarily due to special charges related to acquisition and integration costs resulting from the acquisition of Evoqua and increased restructuring and realignment costs. Additional corporate costs driven by the Evoqua acquisition also contributed to the increase in operating loss for the quarter. The increase in operating loss for the six months ended June 30, 2023 was primarily driven by special charges related to acquisition and integration costs resulting from the acquisition of Evoqua and increased restructuring and realignment costs, The timing of corporate initiatives, higher employee benefit costs, increased strategic initiatives and additional corporate costs driven by the acquisition of Evoqua also contributed to the higher operating loss. Excluding special charges and restructuring and realignment costs, adjusted operating loss for corporate and other increased $2 million and $10 million for the three months and six months ended June 30, 2023, respectively driven by the factors previously noted.

Interest Expense
Interest expense was $12 million for the three months ended June 30, 2023, flat with the comparable prior year period. For the six months ended June 30, 2023 interest expense was $21 million compared to $25 million for the six months ended June 30, 2022. The decrease in interest expense was primarily driven by interest expense incurred during 2022 related to our 2.250% Senior Notes due 2023 that were paid off in December 2022 and reduced expense generated by cross currency swaps. Partially offsetting these items was interest expense on several debt facilities including, a term loan entered into in May 2023 for use in funding the acquisition of Evoqua, securitization and equipment financing facilities assumed as part of our acquisition of Evoqua and commercial paper. See Note 9, “Derivative Financial Instruments” and Note 12, "Credit Facilities and Debt," of our condensed consolidated financial statements for a description of our net investment hedges and credit facilities and long-term debt, respectively.
Income Tax Expense
The income tax provision for the three months ended June 30, 2023 was $22 million resulting in an effective tax rate of 19.1%, compared to a $24 million expense resulting in an effective tax rate of 17.5% for the same period in 2022. The effective tax rate for the three months ended June 30, 2023 differs from the same period in 2022 due to the impact of earnings mix and nondeductible transaction costs recorded.

Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Six Months Ended
	June 30,
(in millions)	2023	2022	Change
Operating activities	$9	$32	$(23)
Investing activities	(489)	(84)	(405)
Financing activities	235	(158)	393
Foreign exchange (a)	9	(26)	35
Total	$(236)	$(236)	$—
(a)The impact is primarily due to strengthening of the Euro, Polish Zloty and Chinese Yuan.
Sources and Uses of Liquidity
Operating Activities
Cash generated by operating activities was $9 million for the six months ended June 30, 2023 as compared to $32 million in the comparable prior year period. The reduction in cash provided was primarily driven by higher tax payments, the investment in a distribution agreement of select technology and the payment of transaction costs associated with the acquisition of Evoqua. Reductions in inventory levels and higher cash earnings partially offset these items.
Investing Activities
Cash used in investing activities was $489 million for the six months ended June 30, 2023 as compared to $84 million in the comparable prior year period. The increase in cash used reflects payments related to the acquisition of Evoqua, cash paid for equity investments and increased capital expenditures. The sale of a business and cash received from the termination of acquired interest rate swaps partially offset these items.
Financing Activities
Cash generated by financing activities was $235 million for the six months ended June 30, 2023 as compared to cash used of $158 million in the comparable prior year period. The increase in cash provided was primarily driven by cash received from a new term loan facility, the issuance of commercial paper, a reduction in stock repurchases and proceeds for the exercise of employee stock options. Higher dividend payments partially offset these cash inflows.
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
Based on our current global cash positions, cash flows from operations and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements and service debt and other obligations in both the U.S. and outside of the U.S. during the year. As of June 30, 2023, we have $925 million available under our 2023 Credit Facility and $708 million of cash and cash equivalents, resulting in available liquidity of $1.6 billion.
Risks related to these items are described in our risk factor disclosures referenced under “Item 1A. Risk Factors" in our 2022 Annual Report.
Credit Facilities & Long-Term Contractual Commitments
See Note 12, "Credit Facilities and Debt," of our condensed consolidated financial statements for a description of our credit facilities and long-term debt.
Non-U.S. Operations
We generated approximately 49% and 54% of our revenue from non-U.S. operations for the three and six months ended June 30, 2023 and 2022, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the U.S., we expect to continue to generate significant revenue from non-U.S. operations and expect that a substantial portion of our cash will be held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost-effective to do so. We continually review our domestic and foreign cash profile and our, expected future cash generation and investment opportunities, and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations. As of June 30, 2023, we have provided a deferred tax liability of $22 million for net foreign withholding taxes and state income taxes on $650 million of earnings expected to be repatriated to the U.S. parent as deemed necessary in the future.
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

PART II

ITEM 1.             LEGAL PROCEEDINGS
From time to time, we are involved in legal and regulatory proceedings that are incidental to the operation of our businesses (or the business operations of previously-owned entities). These proceedings may seek remedies relating to matters including environmental, tax, intellectual property, acquisitions or divestitures, product liability, property damage, personal injury, privacy, employment, labor and pension, government contract issues and commercial or contractual disputes. See Note 18, "Commitments and Contingencies," to the condensed consolidated financial statements for further information and any updates.

ITEM 1A.           RISK FACTORS
Information regarding our risk factors appears in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 24, 2023 (“Annual Report”). These risk factors describe some of the assumptions, risks, uncertainties and other factors that could materially and adversely affect our business, financial condition or operating results. In addition, the following risk factors represent material changes in our risk factors from those disclosed in Item 1A. of our Annual Report.

Wastewater treatment operations and the handling, storage, release or disposal of hazardous materials may result in contamination, environmental or other liabilities or pose other significant risks that could cause us to incur significant costs and reputational harm.

Wastewater treatment involves various unique risks. If our treatment systems fail or do not operate properly, or if there is a spill, untreated or partially treated wastewater could discharge onto property or into nearby bodies of water and groundwater, causing various damages and injuries, including environmental. Liabilities resulting from such events, damages and injuries could materially adversely affect our business, financial condition, results of operations or prospects.

Furthermore, certain of our business activities, including those of our ISS segment, include manufacturing processes and waste recycling and treatment processes that currently involve the use, treatment, storage, transfer, handling and/or disposal of hazardous materials, chemicals, and wastes. These business activities create a risk of accidental contamination or injury to our employees, customers and other third parties, the general public (as end-users of our industrial and municipal customers’ products and services), and the environment. As such, these activities create a risk of significant legal and environmental liabilities and reputational damage. For example, under applicable environmental laws and regulations, including RCRA and CERCLA, we could be strictly, jointly, and severally liable for releases of regulated substances by us at our current or former properties or the properties of others or by other businesses that previously owned or used our current or former properties. We could also be liable or incur reputational damage if we merely generate hazardous materials or wastes, or arrange for their transportation, disposal, or treatment, or we transport such materials, and they are subsequently released or cause harm.

In the event that our business activities and wastewater treatment operations result in legal or environmental claims, damage or liabilities, including those described above, we could incur significant costs or reputational damage in connection with legal defense, investigation and remediation of environmental contamination, and damages related to property damage, personal injuries and natural resources. Such costs and liabilities could exceed any applicable insurance coverage we may have.

Additionally, we are subject to, on an ongoing basis, federal, state, and local laws and regulations governing the use, storage, handling and disposal of hazardous materials and specified waste products. The cost of compliance with these laws and regulations may become significant and could have a material adverse effect on our business, financial condition, results of operations or prospects.

If we are unable to successfully execute large projects and meet customers’ timelines and performance and safety requirements, this could have a material adverse effect on our sales and profitability.

A portion of our revenue is derived from large projects that are technically complex and may occur over multiple years. These projects are subject to a number of significant risks, including project delays, cost overruns, changes in scope, unanticipated site conditions, design and engineering issues, incorrect cost assumptions, increases in the cost of materials and labor, health and safety hazards, subcontractor performance issues, weather issues and changes in laws or permitting requirements. If we are unable to manage these risks, we may incur higher costs, liquidated damages, and other liabilities to our customers, which may decrease our profitability and harm our reputation.

Furthermore, our project-based customers typically require performance guarantees as to the effluent water produced by our water treatment equipment and services. Failure of our products and services to meet our performance guarantees may increase costs by requiring additional engineering, replacement of parts and equipment and frequent replacement of consumables, or monetary reimbursement to a customer, and could otherwise result in liability to our customers. There are significant uncertainties and judgments involved in estimating performance guarantee obligations, including changing product designs, differences in customer installation processes and failure to identify or disclaim certain variables in a customer’s influent. To the extent that we incur substantial performance guarantee claims in any period, our reputation, earnings, and ability to obtain future business could be materially adversely affected.

Many of our customers also have safety performance requirements that we must meet in order to be allowed access to their sites to perform our services, install our products and execute projects. Risks arising from unsafe products or performance by our employees include, among other things, delays in or suspension of site access to service or timely deliver our products. Workplace accidents or near-accidents, product-related accidents, or the failure to follow our own or our customers’ safety policies could also damage our reputation or our customers’ perception of our safety record, which could have a material adverse impact on demand for our products and services, result in additional costs to our business or the loss of customers, result in litigation against us or increase government or regulatory oversight over us.
ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended June 30, 2023:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
4/1/23 - 4/30/23	—	—	—	$182
5/1/23 - 5/31/23	—	—	—	$182
6/1/23 - 6/30/23	—	—	—	$182
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under this program for the three months ended June 30, 2023. There are up to $182 million in shares that may still be purchased under this plan as of June 30, 2023.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.             OTHER INFORMATION
(c) Trading Plans
During the quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6.             EXHIBITS
See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number		Description	Location

2.1		Agreement and Plan of Merger, dated as of January 22, 2023, among Xylem Inc., Fore Merger Sub, Inc. and Evoqua Water Technologies Corp.	Incorporated by reference to Exhibit 2.1 of Xylem Inc.’s Form 8-K filed on January 23, 2023 (CIK No. 1524472, File No. 1-24339)

3.1		Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2		Fifth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on November 15, 2022 (CIK No. 1524472, File No. 1-35229).

10.1		Term Loan Agreement dated as of May 9, 2023 among Xylem Europe GmbH, as borrower, Xylem Inc. as parent guarantor and ING Bank, N.V. as lender (including Form of Parent Guarantee)	Filed herewith.

10.2	#	EWT Holdings I Corp. Stock Option Plan	Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to EWT Holdings I Corp’s Evoqua’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)

10.3	#	Form of EWT Holdings I Corp. Nonqualified Stock Option Agreement	Incorporated by reference to Exhibit 10.29 to Amendment No. 2 to EWT Holdings I Corp’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785))

10.4	#	Form of EWT Holdings I Corp. 2017 Annual Incentive Plan	Incorporated by reference to Exhibit 10.31 to Amendment No. 2 to EWT Holdings I Corp’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)

10.5	#	Form of Nonqualified Stock Option Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 4, 2018 (File No. 001-38272

10.6	#	Form of Restricted Stock Unit Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (Employee Form)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on April 4, 2018 (File No. 001-38272)

10.7	#	Form of Nonqualified Stock Option Award Agreement under Evoqua Water Technologies Corp. 2017 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 10, 2019 (File No. 001-38272)

10.8	#	Form of Restricted Stock Unit Award Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 10, 2019 (File No. 001-38272)

10.9	#	Form of Restricted Stock Unit Award Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (RSUs Received in Connection with AIP Payment)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 6, 2019 (File No. 001-38272)

10.10	#	Amended and Restated Evoqua Water Technologies Corp. 2017 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 6, 2020 (File No. 001-38272)

10.11	#	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan	Incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K filed on November 17, 2021 (File No. 001-38272)

10.12	#	Form of Special Restricted Stock Unit Award Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 19, 2021 (File No. 001-38272)

Exhibit Number		Description	Location
10.13	#	Form of Special Performance Share Unit Award Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on May 19, 2021 (File No. 001-38272)

10.14	#	Form of Restricted Stock Unit Award-Notice of Grant under the Amended and Restated Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (for awards made after fiscal 2021)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on February 1, 2022 (File No. 001-38272)

10.15	#	Form of Performance Share Unit Award-Notice of Grant under the Amended and Restated Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (for awards made after fiscal 2021)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on February 1, 2022 (File No. 001-38272)

31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

101.0	The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104.0		The cover page from Xylem Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2023 formatted in Inline XBRL and contained in Exhibit 101.0.

# Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri McShane
Geri McShane
Vice President, Controller and Chief Accounting Officer

August 4, 2023