Form 10-Q
period 2023-09-30
Xylem Inc.
filed 2023-10-31
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of October 27, 2023, there were 241,077,780 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Nine Months
For the periods ended September 30,	2023	2022	2023	2022
Revenue from products	$1,720	$1,243	$4,535	$3,625
Revenue from services	356	137	711	391
Revenue	2,076	1,380	5,246	4,016
Cost of revenue from products	1,043	740	2,730	2,160
Cost of revenue from services	269	116	555	345
Cost of revenue	1,312	856	3,285	2,505
Gross profit	764	524	1,961	1,511
Selling, general and administrative expenses	491	294	1,291	912
Research and development expenses	61	47	172	152
Restructuring and asset impairment charges	21	15	57	22
Operating income	191	168	441	425
Interest expense	14	12	35	37
U.K. pension settlement expense	—	140	—	140
Other non-operating income, net	8	1	19	2
Gain from sale of business	—	—	—	1
Income before taxes	185	17	425	251
Income tax expense	33	5	82	45
Net income	$152	$12	$343	$206
Earnings per share:
Basic	$0.63	$0.07	$1.64	$1.14
Diluted	$0.63	$0.07	$1.63	$1.14
Weighted average number of shares:
Basic	240.9	180.2	208.9	180.2
Diluted	242.2	180.9	210.1	180.9
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Nine Months
For the periods ended September 30,	2023	2022	2023	2022
Net income	$152	$12	$343	$206
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	(61)	(74)	(77)	(118)
Net change in derivative hedge agreements:
Unrealized gain (loss)	(4)	(8)	(3)	(23)
Amount of loss reclassified into net income	—	8	4	13
Net change in post-retirement benefit plans:
Amortization of prior service credit	(1)	—	(2)	(1)
Amortization of actuarial (gain) loss into net income	—	3	(1)	11
U.K. pension settlement expense	—	137	—	137
Foreign currency translation adjustment	1	46	—	46
Other comprehensive income (loss), before tax	(65)	112	(79)	65
Income tax (benefit) expense related to items of other comprehensive income (loss)	9	63	(5)	93
Other comprehensive income (loss), net of tax	(74)	49	(74)	(28)
Comprehensive income	$78	$61	$269	$178

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$705	$944
Receivables, less allowances for discounts, returns and credit losses of $55 and $50 in 2023 and 2022, respectively	1,653	1,096
Inventories	1,080	799
Prepaid and other current assets	213	173
Total current assets	3,651	3,012
Property, plant and equipment, net	1,132	630
Goodwill	7,149	2,719
Other intangible assets, net	3,039	930
Other non-current assets	934	661
Total assets	$15,905	$7,952
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$943	$723
Accrued and other current liabilities	1,160	867
Short-term borrowings and current maturities of long-term debt	17	—
Total current liabilities	2,120	1,590
Long-term debt	2,253	1,880
Accrued post-retirement benefits	281	286
Deferred income tax liabilities	724	222
Other non-current accrued liabilities	586	471
Total liabilities	5,964	4,449
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock – par value $0.01 per share:
Authorized 750.0 shares, issued 256.7 shares and 196.0 shares in 2023 and 2022, respectively	3	2
Capital in excess of par value	8,529	2,134
Retained earnings	2,416	2,292
Treasury stock – at cost 15.9 shares and 15.8 shares in 2023 and 2022, respectively	(718)	(708)
Accumulated other comprehensive loss	(300)	(226)
Total stockholders’ equity	9,930	3,494
Non-controlling interests	11	9
Total equity	9,941	3,503
Total liabilities and stockholders’ equity	$15,905	$7,952

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

For the nine months ended September 30,	2023	2022
Operating Activities
Net income	$343	$206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	132	83
Amortization	167	93
Share-based compensation	45	28
Restructuring and asset impairment charges	57	22
U.K. pension settlement expense	—	140
Gain from sale of business	—	(1)
Other, net	(20)	(9)
Payments for restructuring	(12)	(7)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(142)	(145)
Changes in inventories	(41)	(214)
Changes in accounts payable	15	47
Changes in accrued and deferred taxes	(77)	(12)
Other, net	(85)	3
Net Cash – Operating activities	382	234
Investing Activities
Capital expenditures	(177)	(148)
Acquisitions of businesses, net of cash acquired	(476)	—
Proceeds from sale of business	103	1
Proceeds from the sale of property, plant and equipment	2	3
Cash received from investments	1	5
Cash paid for investments	(1)	(9)
Cash paid for equity investments	(58)	(2)
Cash received from interest rate swaps	38	—
Cash received from cross-currency swaps	25	24
Other, net	4	3
Net Cash – Investing activities	(539)	(123)
Financing Activities
Short-term debt issued, net	1	—
Long-term debt issued, net	275	—
Long-term debt repaid	(155)	—
Repurchase of common stock	(10)	(52)
Proceeds from exercise of employee stock options	45	6
Dividends paid	(219)	(163)
Other, net	(8)	(1)
Net Cash – Financing activities	(71)	(210)
Effect of exchange rate changes on cash	(11)	(64)
Net change in cash and cash equivalents	(239)	(163)
Cash and cash equivalents at beginning of year	944	1,349
Cash and cash equivalents at end of period	$705	$1,186
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$43	$67
Income taxes (net of refunds received)	$159	$57

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
As a result of the Evoqua acquisition, we assessed our prior definition of service revenue and redefined service revenue for the combined company as revenue resulting from the satisfaction of performance obligations primarily related to outsourced water services, maintenance, repair, preventive and inspection services, software as a service ("SaaS") subscriptions, and spare parts sales related to these service offerings.

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
The Company facilitates the opportunity for suppliers to participate in voluntary supply chain financing programs with third-party financial institutions. Xylem agrees on commercial terms, including payment terms, with suppliers regardless of program participation. The company does not determine the terms or conditions of the arrangement between suppliers and the third-party financial institutions. Participating suppliers are paid directly by the third-party financial institution. Xylem pays the third-party financial institution the stated amount of confirmed invoices from its designated suppliers at the original invoice amount on the original maturity dates of the invoices, ranging from 45-180 days. Xylem does not pay fees related to these programs. Xylem or the third-party financial institutions may terminate the agreements upon at least 30 days’ notice. As of September 30, 2023, the total outstanding balance under these programs is $174 million presented on our Condensed Consolidated Balance Sheet within "Accounts payable."
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

Note 3. Acquisitions and Divestitures
Evoqua Water Technologies Corp.

On May 24, 2023, the Company completed the acquisition of 100% of the issued and outstanding shares of Evoqua, a leader in providing water and wastewater treatment solutions, offering a broad portfolio of products and services to support industrial, municipal, and recreational customers, pursuant to the Agreement and Plan of Merger dated January 22, 2023 (the “Merger Agreement”). The Merger Agreement provided that Fore Merger Sub, Inc., a wholly owned subsidiary of the Company, merge with and into Evoqua, with Evoqua surviving as a wholly owned subsidiary of Xylem (the “Merger”). Under the terms and conditions of the Merger Agreement, each share of Evoqua common stock issued and outstanding immediately prior to the effective time of the Merger (other than certain excluded shares as described in the Merger Agreement) was converted into the right to receive 0.48 (the “Exchange Ratio”) of a share of the common stock of Xylem. Upon the effectiveness of the Merger, legacy Evoqua stockholders owned approximately 25% and legacy Xylem shareholders owned approximately 75% of the combined company. The purchase price for purposes of the Merger consisted of an aggregate of $6,121 million of the Company’s common stock, $160 million in replacement equity awards, and $619 million to repay certain indebtedness of Evoqua (refer to Note 12. Credit Facilities and Debt). Acquisition costs for the three months and nine months ended September 30, 2023, of $1 million and $56 million, respectively, have been recorded within Selling, general and administrative expense in our Consolidated Income Statement.

The acquisition-date fair value of the consideration totaled $6,900 million, which consisted of the following:

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

(in millions)	Fair Value
Cash and cash equivalents	$143
Receivables(a)	432
Inventories	266
Prepaid and other current assets	74
Assets held for sale	8
Property, plant and equipment, net	511
Goodwill	4,442
Other intangible assets, net	2,245
Other non-current assets	192
Non-current assets held for sale	85
Accounts payable	(210)
Accrued and other current liabilities	(347)
Short-term borrowings and current maturities of long-term debt	(166)
Liabilities held for sale	(1)
Long-term debt	(111)
Other non-current accrued liabilities	(124)
Deferred income tax liabilities	(536)
Non-current liabilities held for sale	(3)
Total	$6,900
(a) Including $322 million of receivables and $110 million of contract assets.

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

The amounts of revenue and net loss from continuing operations before income taxes of Evoqua since the acquisition date included in the Consolidated Income Statement are as follows:

(in millions)	Three months ended September 30, 2023	Nine months ended September 30, 2023
Revenue	$540	$718
Loss before taxes	$14	$63

The $4,442 million of goodwill recognized, which is not deductible for U.S. income tax purposes, is primarily attributable to synergies and economies of scale expected from combining the operations of Evoqua and Xylem as well as the assembled workforce of Evoqua.

Identifiable Intangible Assets Acquired

The following table summarizes key information underlying identifiable intangible assets related to the Evoqua acquisition:

(in millions)	Useful Life (in years)	Fair Value (in millions)
Trademarks	6	$60
Proprietary technology and patents	4 - 9	128
Customer and distributor relationships	7 - 17	1,875
Backlog	1 - 8	90
Permits	8	65
Software	1 - 13	27
Total		$2,245

The preliminary estimate of the fair value of Evoqua’s identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows either through the use of the multi-period excess earnings method or the relief-from-royalty method. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement of the fair value hierarchy as defined in ASC 820, Fair Value Measurements (“ASC 820”). Intangible assets consisting of the Evoqua tradename, technology, customer relationships, backlog, and permits were valued using the multi-period excess earnings method (“MEEM”), the relief from royalty (“RFR”) method, or the with and without method, which are all forms of the income approach. Intangible assets related to Evoqua software were valued using the cost approach.

•Trademarks and proprietary technology intangible assets were valued using the RFR method. The RFR method of valuation suggests that in lieu of ownership, the acquirer can obtain comparable rights to use the subject asset via a license from a hypothetical third-party owner. The asset’s Fair Value is the present value of license fees avoided by owning it (i.e., the royalty savings).

•Customer and distributor relationships and backlog intangible assets were valued using the MEEM method. The MEEM method of valuation is an approach where the net earnings attributable to the asset being measured are isolated from other “contributory assets” over the intangible asset’s remaining economic life.

•The Permits intangible asset was valued using the with and without method. The with and without method of valuation is an approach that considers the hypothetical impact to the projected cash flows of the business if the intangible asset was not put in place.

•The Software intangible asset was valued using the cost approach. The cost approach method of valuation is an approach that relies on estimating the replacement or reproduction costs new of assets, along with factors of physical deterioration, based on the principle that an asset would not be purchased for a price higher than the cost to replace it with an asset of comparable utility.

•Inventory was estimated using the comparative sales method, which quantifies the fair value of inventory based on the expected sales price of the subject inventory (when complete), reduced for: (i) all costs expected to be incurred in its completion and disposition efforts and (ii) a profit on those value-added completion and disposition costs.

Stock-Based Compensation

In connection with the Merger, each outstanding and issued option, restricted stock unit (“RSU”), performance stock unit (“PSU”) and cash-settled stock appreciation right (“SAR”) was converted into the Xylem equivalent, with outstanding PSUs being converted into Xylem RSUs. As a result, Xylem issued 2 million replacement equity options, 330 thousand PSU awards, and 377 thousand RSU awards, respectively. The portion of the fair value related to pre-combination services of $160 million was included in the purchase price, and $56 million will be recognized over the remaining service periods. As of September 30, 2023, the future unrecognized expense related to the outstanding options, RSUs and PSUs was approximately $2 million, $13 million, and $3 million, respectively. The future unrecognized expense related to options, RSUs, and PSUs will be recognized over a weighted-average service period of 3 years. SARs are immaterial.

Pro Forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the three and nine months ended September 30, 2023 and 2022, assuming the acquisition had occurred on January 1, 2022.

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenue	$2,076	$1,885	$6,025	$5,387
Net income	$180	$28	$358	$102

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
Divestitures
During the third quarter ended September 30, 2023, Xylem sold the former Evoqua hemodialysis concentrates business for approximately $12 million.

On June 15, 2023, Xylem sold the former Evoqua carbon reactivation and slurry operations to Desotec US LLC, a subsidiary of Desotec N.V., for approximately $91 million, a price equal to the fair value less costs to sell the business.

Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Revenue from contracts with customers	$1,950	$1,319	$4,970	$3,852
Lease Revenue	126	61	276	164
Total	$2,076	$1,380	$5,246	$4,016

The following table reflects revenue from contracts with customers by application.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Water Infrastructure
Transport	$448	$410	$1,350	$1,235
Treatment	280	103	536	297

Applied Water
Building Solutions	260	253	770	712
Industrial Water	205	205	626	600

Measurement & Control Solutions
Water	337	278	994	822
Energy	103	70	267	186

Integrated Solutions & Services	317	—	427	—

Total	$1,950	$1,319	$4,970	$3,852

The following table reflects revenue from contracts with customers by geographical region.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Water Infrastructure
United States	$263	$155	$658	$467
Western Europe	231	172	641	548
Emerging Markets (a)	166	135	401	356
Other	68	51	186	161

Applied Water
United States	243	235	735	675
Western Europe	97	90	306	285
Emerging Markets (a)	91	100	250	258
Other	34	33	105	94

Measurement & Control Solutions
United States	289	221	811	614
Western Europe	70	55	216	183
Emerging Markets (a)	53	48	153	142
Other	28	24	81	69

Integrated Solutions & Services
United States	295	—	393	—
Western Europe	5	—	7	—
Emerging Markets (a)	3	—	6	—
Other	14	—	21	—

Total	$1,950	$1,319	$4,970	$3,852

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

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2022	$125	$164
Additions, net	91	110
Revenue recognized from opening balance	—	(94)
Billings transferred to accounts receivable	(71)	—
Foreign currency and other	(8)	(12)
Balance at September 30, 2022	$137	$168

Balance at January 1, 2023	$151	$183
Opening balance from the acquisition of Evoqua	110	107
Additions, net	101	123
Revenue recognized from opening balance	—	(99)
Billings transferred to accounts receivable	(97)	—
Foreign currency and other	(2)	(14)
Balance at September 30, 2023	$263	$300
(a)Excludes receivable balances, which are disclosed on the Condensed Consolidated Balance Sheets

Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of September 30, 2023, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $964 million, of which $482 million was contributed by the Evoqua acquisition. We expect to recognize the majority of revenue upon the completion of satisfying these performance obligations in the following 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 5. Restructuring and Asset Impairment Charges
Restructuring
During the three and nine months ended September 30, 2023 we incurred restructuring costs of $20 million and $54 million, respectively. We incurred these charges primarily as a result of our acquisition of Evoqua. Approximately, $11 million and $25 million of the charges related to stock-based compensation expense due to acceleration clauses in Evoqua's equity compensation agreements for the three and nine months ended September 30, 2023, respectively. Approximately $1 million and $14 million of the charges represented the reduction of headcount related to the integration of Evoqua for the three and nine months ended September 30, 2023, respectively. Additionally, during the three and nine months ended September 30, 2023, we incurred $8 million and $15 million, respectively of charges related to our efforts to reposition our businesses to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. The charges were incurred across all of our segments.

During the three and nine months ended September 30, 2022 we incurred restructuring charges of $3 million and $9 million, respectively. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount across the Water Infrastructure, Applied Water and Measurement & Control Solutions segments.
The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
By component:
Severance and other charges	$17	$3	$52	$9
Asset impairment	3	—	3	—
Reversal of restructuring accruals	—	—	(1)	—
Total restructuring costs	$20	$3	$54	$9
Asset impairment charges	1	12	3	13
Total restructuring and asset impairment charges	$21	$15	$57	$22

By segment:
Water Infrastructure	$1	$2	$4	$4
Applied Water	5	—	6	1
Measurement & Control Solutions	4	13	10	17
Integrated Solutions & Services	—	—	4	—
Corporate and other	11	—	33	—
The following table displays a roll-forward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within "Accrued and other current liabilities" and "Other non-current accrued liabilities", for the nine months ended September 30, 2023 and 2022:

(in millions)	2023	2022
Restructuring accruals - January 1	$10	$7
Restructuring costs, net	54	9
Cash payments	(12)	(7)
Asset impairment	(3)	—
Stock based compensation expense	(25)	—
Foreign currency and other	3	(1)
Restructuring accruals - September 30	$27	$8

By segment:
Water Infrastructure	$3	$1
Applied Water	1	—
Measurement & Control Solutions	7	3
Integrated Solutions & Services	4	—
Regional selling locations (a)	3	2
Corporate and other	9	2
(a)Regional selling locations consist primarily of selling and marketing organizations and related support services that incurred restructuring expense that was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following table presents expected restructuring spend in 2023 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Integrated Solutions & Services	Corporate	Total
Actions Commenced in 2023:
Total expected costs	$5	$7	$10	$7	$33	$62
Costs incurred during Q1 2023	1	1	3	—	—	5
Costs incurred during Q2 2023	2	—	1	4	22	29
Costs incurred during Q3 2023	1	5	3	—	11	20
Total expected costs remaining	$1	$1	$3	$3	$—	$8
The Water Infrastructure, Applied Water, Measurement & Control Solutions, Integrated Solutions & Services and Corporate actions commenced in 2023 consist primarily of severance charges. The actions are expected to continue through the end of 2024.
Asset Impairment
During the third quarter of 2023, we recognized a $1 million impairment charge for certain fixed assets within our Measurement & Control Solutions segment.
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
Note 6. Income Taxes
Our quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items within the periods presented. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction and discrete items.
The income tax provision for the three months ended September 30, 2023 was $33 million resulting in an effective tax rate of 17.8%, compared to a $5 million expense resulting in an effective tax rate of 27.8% for the same period in 2022. The income tax provision for the nine months ended September 30, 2023 was $82 million resulting in an effective tax rate of 19.3%, compared to a $45 million expense resulting in an effective tax rate of 17.8% for the same period in 2022. The effective tax rate for the three and nine month periods ended September 30, 2023 was lower than the U.S. federal statutory rate primarily due to the favorable impact of earnings mix partially offset by the Global Intangible Low Taxed Income inclusion and nondeductible transaction costs.

Unrecognized Tax Benefits
During 2019, Xylem’s Swedish subsidiary received a tax assessment for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. Xylem filed an appeal with the Administrative Court of Växjö, which rendered a decision adverse to Xylem in June 2022 for SEK813 million (approximately $75 million), consisting of the full tax assessment amount plus penalties and interest. Xylem has appealed this decision with the intermediate appellate court, the Administrative Court of Appeal (the “Court”). At this time, management, in consultation with external legal advisors, continues to believe it is more likely than not that Xylem will prevail on the proposed assessment and will continue to vigorously defend our position through the appellate process. Both parties will have the ability to seek appeal of the Court’s decision to the Supreme Administrative Court of Sweden. There can be no assurance that the final determination by the authorities will not be materially different than our position. As of September 30, 2023, we do not have any unrecognized tax benefits related to this uncertain tax position.
Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (in millions)	$152	$12	$343	$206
Shares (in thousands):
Weighted average common shares outstanding	240,840	180,191	208,905	180,173
Add: Participating securities (a)	30	26	30	28
Weighted average common shares outstanding — Basic	240,870	180,217	208,935	180,201
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	832	523	776	516
Dilutive effect of restricted stock units and performance share units	487	199	372	153
Weighted average common shares outstanding — Diluted	242,189	180,939	210,083	180,870
Basic earnings per share	$0.63	$0.07	$1.64	$1.14
Diluted earnings per share	$0.63	$0.07	$1.63	$1.14
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Stock options	1,722	1,508	1,729	1,496
Restricted stock units	773	413	570	368
Performance share units	256	333	272	279

Note 8. Inventories
The components of total inventories are summarized as follows:

(in millions)	September 30, 2023	December 31, 2022
Finished goods	$378	$286
Work in process	106	58
Raw materials	596	455
Total inventories	$1,080	$799

Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2023 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Integrated Solutions & Services	Total
Balance as of January 1, 2023	$638	$502	$1,579	$—	$2,719
Activity in 2023
Acquisitions	1,588	241	80	2,533	4,442
Foreign currency and other	(4)	(1)	(7)	—	(12)
Balance as of September 30, 2023	$2,222	$742	$1,652	$2,533	$7,149
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
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	September 30, 2023			December 31, 2022
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$2,641	$(448)	$2,193	$784	$(371)	$413
Proprietary technology and patents	296	(131)	165	165	(118)	47
Trademarks	195	(89)	106	137	(80)	57
Software	577	(312)	265	514	(268)	246
Other	161	(15)	146	5	(3)	2
Indefinite-lived intangibles	164	—	164	165	—	165
Other Intangibles	$4,034	$(995)	$3,039	$1,770	$(840)	$930
Amortization expense related to finite-lived intangible assets was $84 million and $167 million for the three and nine-month periods ended September 30, 2023, respectively, and $31 million and $93 million for the three and nine-month periods ended September 30, 2022, respectively.

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
As a result of Evoqua terminating their interest rate swaps prior to the Company completing the acquisition, the Company received $38 million in proceeds during the second quarter of 2023 from the termination of the interest rate swaps.
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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures for which we enter into cash flow hedges relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Chinese Yuan, Polish Zloty and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $195 million and $255 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, purchase U.S. Dollar and sell Chinese Yuan, purchase Canadian Dollar and sell U.S. Dollar, purchase Polish Zloty and sell Euro, purchase U.S. Dollar and sell Canadian Dollar, sell Canadian Dollar and purchase Euro, and sell Australian Dollar and purchase Euro. The purchased notional amounts associated with these currency derivatives are $72 million, $47 million, $19 million, $16 million, $9 million, $9 million, $9 million, $8 million and $6 million, respectively. As of December 31, 2022 the purchased notional amounts associated with these currency derivatives were $105 million, $73 million, $29 million, $0 million, $0 million, $13 million, $13 million, $13 million and $9 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross-Currency Swaps
Beginning in 2015, we entered into cross-currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019, third quarter of 2020, and second quarter of 2022 we entered into additional cross-currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $1,599 million and $1,616 million as of September 30, 2023 and December 31, 2022, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. On December 12th, 2022, our Senior Notes due March 2023 were settled with cash on hand for a total of $527 million.

Previously, the entirety of the outstanding balance of the 2.250% Senior Notes was designated as a hedge of a net investment in certain foreign subsidiaries. On June 2, 2022, we de-designated the entirety of the outstanding balance of the €500 million 2.250% Senior Notes, or $533 million from the net investment hedge relationship.
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
On June 2, 2022, we entered into a currency forward agreement with a total notional amount of €500 million, designating the agreement as a fair value hedge of our Euro denominated notes. On December 12, 2022, the currency forward agreement matured.
The effectiveness of derivatives designated as fair value hedges is assessed using the spot method. The changes in the fair value of these derivatives due to movements in spot exchange rates are recorded in Selling, general and administrative Expenses. Changes in the fair value of the 2.250% Senior Notes of €500 million related to spot exchange rates are also recorded in Selling, general and administrative expenses. Changes in the spot-forward differential and counterparty non-performance risk of the derivatives are excluded from the assessment of hedge effectiveness and will be recognized in Accumulated other comprehensive loss ("AOCL"). Amounts in AOCL are recognized in earnings, specifically Interest expense, using a systematic and rational method over the life of the hedging instrument.
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income. Items in the table below reflect changes in "Other comprehensive loss" ("OCL") within the Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) recognized in OCL	$(4)	$(6)	$(3)	$(25)
Amount of loss reclassified from OCL into Revenue	—	6	2	10
Amount of loss reclassified from OCL into Cost of revenue	—	—	2	1

Net Investment Hedges
Cross-Currency Swaps
Amount of gain (loss) recognized in OCL	$36	$113	$(23)	$207
Amount of income recognized in Interest expense	8	9	23	22
Foreign Currency Denominated Debt
Amount of gain recognized in OCL	$—	$—	$—	$31

Fair Value Hedges
Foreign Exchange Contracts
Amount of gain (loss) recognized in OCL	$—	$(2)	$—	$2
Amount of (loss) recognized in Selling, general and administrative expenses	$—	$(39)	$—	$(50)
Amount recognized in Interest expense	$—	$(1)	$—	$(2)
As of September 30, 2023, $5 million of net losses on cash flow hedges are expected to be reclassified into earnings in the next 12 months.

As of September 30, 2023, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our derivative contracts currently included in our hedging program were as follows:

(in millions)	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Prepaid and other current assets	$1	$—
Net Investment Hedges
Other non-current assets	$63	$79
Liabilities
Cash Flow Hedges
Accrued and other current liabilities	$(5)	$—
Net Investment Hedges
Other non-current accrued liabilities	$(11)	$(6)

Note 11. Accrued and Other Current Liabilities
The components of total Accrued and other current liabilities are as follows:

(in millions)	September 30, 2023	December 31, 2022
Compensation and other employee-benefits	$378	$285
Customer-related liabilities	358	210
Accrued taxes	129	186
Lease liabilities	101	69
Accrued warranty costs	44	37
Other accrued liabilities	150	80
Total accrued and other current liabilities	$1,160	$867

Note 12. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	September 30, 2023	December 31, 2022
3.250% Senior Notes due 2026 (a)	$500	$500
1.950% Senior Notes due 2028 (a)	500	500
2.250% Senior Notes due 2031 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Equipment Financing due 2023 to 2032	124	—
Term loan	263	—
Commercial Paper	—	—
Debt issuance costs and unamortized discount (b)	(17)	(20)
Total debt	2,270	1,880
Less: short-term borrowings and current maturities of long-term debt	17	—
Total long-term debt	$2,253	$1,880
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2026 was $466 million and $470 million as of September 30, 2023 and December 31, 2022 respectively. The fair value of our Senior Notes due 2028 was $430 million and $430 million as of September 30, 2023 and December 31, 2022, respectively. The fair value of our Senior Notes due 2031 was $398 million and $406 million as of September 30, 2023 and December 31, 2022, respectively. The fair value of our Senior Notes due 2046 was $303 million and $333 million as of September 30, 2023 and December 31, 2022, respectively.
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
Interest on the Green Bond is payable on January 30 and July 30 of each year. As of September 30, 2023, we are in compliance with all covenants for the Green Bond.
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023 (the "Senior Notes due 2023"). On October 11, 2016, we issued 3.250% Senior Notes of $500 million aggregate principal amount due October 2026 (the “Senior Notes due 2026”) and 4.375% Senior Notes of $400 million aggregate principal amount due October 2046 (the “Senior Notes due 2046” and, together with the Senior Notes due 2021, the Senior Notes due 2023 and the Senior Notes due 2026, the “Senior Notes”). On December 12th, 2022, our Senior Notes due 2023 were settled with cash on hand for a total of $527 million.
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
Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of September 30, 2023, we are in compliance with all covenants for the Senior Notes.
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
2023 Five-Year Revolving Credit Facility
On March 1, 2023, Xylem entered into a five-year revolving credit facility (the "2023 Credit Facility") with Citibank, N.A., as Administrative Agent, and a syndicate of lenders. The 2023 Credit Facility provides for an aggregate principal amount of up to $1 billion (available in U.S. Dollars and in Euros), with increases of up to $300 million for a maximum aggregate principal amount of $1.3 billion at the request of Xylem and with the consent of the institutions providing such increased commitments.
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
The 2023 Credit Facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio (or maximum leverage ratio), which will be based on the last four fiscal quarters. In accordance with the terms of the agreement to the 2023 Credit Facility, Xylem may not exceed a maximum leverage ratio of 4.00 to 1.00 for a period of four consecutive fiscal quarters beginning with the fiscal quarter during which a material acquisition is consummated and a maximum leverage ratio of 3.50 to 1.00 thereafter for a minimum of four fiscal quarters before another material acquisition is consummated. In addition, the 2023 Credit Facility contains a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2023 Credit Facility also contains customary events of default. Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2023 Credit Facility, subject to certain requirements and conditions set forth in the 2023 Credit Facility. As of September 30, 2023, the 2023 Credit Facility was undrawn, and we are in compliance with all revolver covenants. The 2023 Credit Facility has availability of $1,000 million, comprised of the $1 billion aggregate principal as of September 30, 2023.
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

Equipment Financing
As a result of the Evoqua acquisition, the Company has secured financing agreements that require providing a security interest in specified equipment and, in some cases, the underlying contract and related receivables. As of September 30, 2023, the gross and net amounts of those assets are included on the Consolidated Balance Sheets as follows:

	September 30, 2023
(in millions)	Gross	Net
Property, plant, and equipment, net	$76	$73
Receivables, net	2	2
Prepaid and other current assets	4	4
Other non-current assets	56	56
	$138	$135

Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $1 billion inclusive of the 2023 Credit Facility. As of September 30, 2023 and December 31, 2022, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding, respectively. The net cash proceeds from issuance of commercial paper were used to repay a portion of Evoqua’s indebtedness pursuant to the Merger Agreement. We have the ability to continue borrowing under this program going forward in future periods.
Euro Commercial Paper Program
On June 3, 2019, Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $526 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of September 30, 2023 and December 31, 2022, none of the Company's Euro commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.
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
Note 13. Post-retirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Domestic defined benefit pension plans:
Service cost	$—	$1	$2	$2
Interest cost	2	—	4	2
Expected return on plan assets	(1)	(1)	(4)	(4)
Amortization of net actuarial loss	—	1	—	2
Net periodic benefit cost	$1	$1	$2	$2
International defined benefit pension plans:
Service cost	$2	$3	$5	$10
Interest cost	4	4	12	11
Expected return on plan assets	(3)	(4)	(9)	(11)
Amortization of actuarial (gain) loss	(1)	3	(2)	9
U.K. pension settlement expense	—	140	—	140
Net periodic benefit cost	$2	$146	$6	$159
Total net periodic benefit cost	$3	$147	$8	$161
The components of net periodic benefit cost, other than the service cost component are included in the line item "Other non-operating income, net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other post-retirement employee benefit plans was less than $1 million, including net credits recognized into "Other comprehensive income (loss)" of less than $1 million, for both the three and nine months ended September 30, 2023 and 2022, respectively.
We contributed $20 million and $15 million to our defined benefit plans for the nine months ended September 30, 2023 and 2022, respectively. Additional contributions of up to $3 million are expected to be made during the remainder of 2023.

Note 14. Equity
The following table shows the changes in stockholders' equity for the nine months ended September 30, 2023:

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2023	$2	$2,134	$2,292	$(226)	$(708)	$9	$3,503
Net income	—	—	99	—	—	—	99
Other comprehensive income, net	—	—	—	35	—	—	35
Other activity	—	—	—	—	—	2	2
Dividends declared ($0.33 per share)	—	—	(60)	—	—	—	(60)
Stock incentive plan activity	—	18	—	—	(8)	—	10
Balance at March 31, 2023	$2	$2,152	$2,331	$(191)	$(716)	$11	$3,589
Net income	—	—	92	—	—	—	92
Other comprehensive income, net	—	—	—	(35)	—	—	(35)
Issuance of common stock	1	6,120	—	—	—	—	6,121
Issuance of replacement equity awards		160	—	—	—	—	160
Dividends declared ($0.33 per share)	—	—	(79)	—	—	—	(79)
Stock incentive plan activity	—	63	—	—	(1)	—	62
Balance at June 30, 2023	$3	$8,495	$2,344	$(226)	$(717)	$11	$9,910
Net income	—	—	152	—	—	—	152
Other comprehensive income, net	—	—	—	(74)	—	—	(74)
Dividends declared ($0.33 per share)	—	—	(80)	—	—	—	(80)
Stock incentive plan activity	—	34	—	—	(1)	—	33
Balance at September 30, 2023	$3	$8,529	$2,416	$(300)	$(718)	$11	$9,941

The following table shows the changes in stockholders' equity for the nine months ended September 30, 2022:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2022	$2	$2,089	$2,154	$(371)	$(656)	$8	$3,226
Net income	—	—	82	—	—	—	82
Other comprehensive loss, net	—	—	—	(6)	—	—	(6)
Dividends declared ($0.30 per share)	—	—	(55)	—	—	—	(55)
Stock incentive plan activity	—	10	—	—	(6)	—	4
Repurchase of common stock	—	—	—	—	(45)	—	(45)
Balance at March 31, 2022	$2	$2,099	$2,181	$(377)	$(707)	$8	$3,206
Net income	—	—	112	—	—	—	112
Other comprehensive income, net	—	—	—	(71)	—	—	(71)
Dividends declared ($0.30 per share)	—	—	(55)	—	—	—	(55)
Stock incentive plan activity	—	12	—	—	(1)	—	11
Balance at June 30, 2022	$2	$2,111	$2,238	$(448)	$(708)	$8	$3,203
Net income	—	—	12	—	—	—	12
Other comprehensive income, net	—	—	—	49	—	—	49
Distribution to minority stockholders	—	—	—	—	—	(1)	(1)
Dividends declared ($0.30 per share)	—	—	(53)	—	—	—	(53)
Stock incentive plan activity	—	12	—	—	—	—	12
Balance at September 30, 2022	$2	$2,123	$2,197	$(399)	$(708)	$7	$3,222

Note 15. Share-Based Compensation Plans
Share-based compensation expense was $18 million and $45 million during the three and nine months ended September 30, 2023, respectively, and $10 million and $28 million during the three and nine months ended September 30, 2022, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $6 million, $31 million and $17 million, respectively, at September 30, 2023 and is expected to be recognized over a weighted average period of 2.9, 3.1 and 2.0 years, respectively. The amount of cash received from the exercise of stock options was $45 million and $6 million for the nine months ended September 30, 2023 and 2022, respectively.
On May 24, 2023, there were an additional 2.7 million shares registered for issuance. As of September 30, 2023, there were approximately 5.6 million shares of common stock available for future awards.
Stock Option Grants
The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2023:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2023	1,935	$67.55	5.9	$83
Granted	2,153	38.13
Exercised	(1,550)	29.38
Forfeited and expired	(23)	96.73
Other	14	73.16
Outstanding at September 30, 2023	2,529	$65.60	5.9	$69
Options exercisable at September 30, 2023	1,953	$58.98	5.1	$64
Vested and expected to vest as of September 30, 2023	2,480	$64.96	5.7	$69
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the nine months ended September 30, 2023 was $119 million.
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

Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the nine months ended September 30, 2023. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2023	553	$88.88
Granted	1,048	103.07
Vested	(644)	41.56
Forfeited	(32)	66.58
Outstanding at September 30, 2023	925	$98.78

ROIC and Adjusted EBITDA Performance Share Unit Grants
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
The following is a summary of our ROIC and EBITDA grants for the nine months ended September 30, 2023. The fair value of the adjusted EBITDA performance share units is equal to the closing share price on the date of the grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2023	146	$88.78
Granted	36	100.69
Forfeited (a)	(68)	82.40
Outstanding at September 30, 2023	114	$97.70
(a) Includes adjusted ROIC performance share unit awards forfeited during the period as a result of the final performance condition not being achieved on vest date.

TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the nine months ended September 30, 2023:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2023	178	$100.67
Granted	72	108.54
Adjustment for Market Condition Achieved (a)	40	102.55
Vested	(102)	102.55
Forfeited	(8)	100.99
Outstanding at September 30, 2023	180	$103.52
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

Volatility	35.9%
Risk-free interest rate	4.66%

Revenue Performance Share Unit Grants
The following is a summary of our Revenue performance share unit grants for the nine months ended September 30, 2023:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2023	32	86.77
Granted	36	100.69
Forfeited	(2)	91.12
Outstanding at September 30, 2023	66	$94.19
The fair value of the Revenue performance share unit awards is determined using the closing price of our common stock on date of grant. The shares will vest contingent upon the achievement of a pre-set, three-year Revenue target.

Note 16. Capital Stock
For the three and nine months ended September 30, 2023, the Company repurchased less than 0.1 million shares of common stock for less than $1 million and approximately 0.1 million shares of common stock for $10 million, respectively. For the three and nine months ended September 30, 2022, the Company repurchased less than 0.1 million shares of common stock for less than $1 million and approximately 0.6 million shares of common stock for $52 million, respectively. Repurchases include share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under the program for the three and nine months ended September 30, 2023. There were no shares repurchased under the program for the three months ended September 30, 2022. For the nine months ended September 30, 2022, we repurchased 0.5 million shares for approximately $46 million. There are up to $182 million in shares that may still be purchased under this plan as of September 30, 2023.
Aside from the aforementioned repurchase program, we repurchased less than 0.1 million shares and approximately 0.1 million shares for less than $1 million and $10 million for the three and nine months ended September 30, 2023, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. Likewise, we repurchased less than 0.1 million shares and approximately 0.1 million shares for less than $1 million and approximately $6 million for the three and nine months ended September 30,2022.

Note 17. Accumulated Other Comprehensive Loss
The following table provides the components of AOCL for the nine months ended September 30, 2023:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2023	$(180)	$(41)	$(5)	$(226)
Foreign currency translation adjustment	22	—	—	22
Tax on foreign currency translation adjustment	5	—	—	5
Amortization of actuarial gain on post-retirement benefit plans into other non-operating income, net	—	(1)	—	(1)
Income tax impact on amortization of post-retirement benefit plan items	—	1	—	1
Unrealized gain on derivative hedge agreements	—	—	4	4
Income tax benefit on unrealized gain on derivative hedge agreements	—	—	(1)	(1)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	3	3
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	2	2
Balance at March 31, 2023	$(153)	$(41)	$3	$(191)
Foreign currency translation adjustment	(38)	—	—	(38)
Tax on foreign currency translation adjustment	9	—	—	9
Amortization of prior service credit and actuarial gain on post-retirement benefit plans into other non-operating income, net	—	(1)	—	(1)
Foreign currency translation adjustment for post-retirement benefit plans	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(3)	(3)
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(1)	(1)
Balance at June 30, 2023	$(182)	$(43)	$(1)	$(226)
Foreign currency translation adjustment	(61)	—	—	(61)
Tax on foreign currency translation adjustment	(9)	—	—	(9)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income, net	—	(1)	—	(1)
Foreign currency translation adjustment for post-retirement benefit plans	—	1	—	1
Unrealized loss on derivative hedge agreements	—	—	(4)	(4)
Balance at September 30, 2023	$(252)	$(43)	$(5)	$(300)

The following table provides the components of AOCL for the nine months ended September 30, 2022:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2022	$(101)	$(268)	$(2)	$(371)
Foreign currency translation adjustment	(3)	—	—	(3)
Tax on foreign currency translation adjustment	(2)	—	—	(2)
Amortization of actuarial loss on post-retirement benefit plans into other non-operating income, net	—	4	—	4
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(6)	(6)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	2	2
Balance at March 31, 2022	$(106)	$(265)	$(6)	$(377)
Cumulative effect of change in accounting principle				—
Foreign currency translation adjustment	(41)	—	—	(41)
Tax on foreign currency translation adjustment	(28)	—	—	(28)
Changes in post-retirement benefit plans	—	—	—	—
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income, net	—	4	—	4
Other non-operating income	—	—	—	—
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Unrealized gain on derivative hedge agreements	—	—	(9)	(9)
Income tax benefit on unrealized gain on derivative hedge agreements	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	2	2
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at June 30, 2022	$(175)	$(262)	$(11)	$(448)
Foreign currency translation adjustment	(74)	—	—	(74)
Tax on foreign currency translation adjustment	(28)	—	—	(28)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income, net	—	3	—	3
U.K. pension settlement expense	—	137	—	137
Foreign currency translation adjustment for post-retirement benefit plans	—	46	—	46
Income tax impact on amortization of post-retirement benefit plan items and U.K. pension settlement expense	—	(35)	—	(35)
Unrealized loss on derivative hedge agreements	—	—	(8)	(8)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	6	6
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	2	2
Balance at September 30, 2022	$(277)	$(111)	$(11)	$(399)

Note 18. Commitments and Contingencies
Legal Proceedings
From time to time, we are involved in legal and regulatory proceedings that are incidental to the operation of our businesses (or the business operations of previously owned entities). These proceedings may seek remedies relating to matters including environmental, tax, intellectual property, acquisitions or divestitures, product liability, property damage, personal injury, privacy, employment, labor and pension, government investigations or contract issues and commercial or contractual disputes.
See Note 6, "Income Taxes," of our condensed consolidated financial statements for a description of a pending tax litigation matter.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $14 million and $5 million as of September 30, 2023 and December 31, 2022, respectively, for these general legal matters.

Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of September 30, 2023 and December 31, 2022, the amount of surety bonds, bank guarantees, insurance letters of credit, stand-by letters of credit as well as revenue and customs guarantees was $691 million and $451 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million as of September 30, 2023 and December 31, 2022 for environmental matters.
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

Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defects and specific non-performance. The table below provides changes in the combined current and non-current product warranty accruals over each period:

(in millions)	2023	2022
Warranty accrual – January 1	$54	$57
Net charges for product warranties in the period	22	18
Net Evoqua additions from acquisition	10	—
Settlement of warranty claims	(22)	(19)
Foreign currency and other	—	(4)
Warranty accrual – September 30	$64	$52

Note 19. Segment Information
Our business has four reportable segments: Water Infrastructure, Applied Water, Measurement & Control Solutions and Integrated Solutions & Services. The Water Infrastructure segment focuses on the transportation and treatment of water, offering a range of products including water, wastewater and storm water pumps, treatment equipment, and controls and systems. The Water Infrastructure segment also includes Applied Product Technologies ("APT") from the Evoqua acquisition. APT provides a range of highly differentiated and scalable products and technologies with product offerings in the filtration and separation, disinfection, wastewater solutions, anode and electrochlorination technology, and aquatics technologies and solutions spaces. The Applied Water segment serves many of the primary uses of water and focuses on the residential, commercial and industrial markets. The Applied Water segment's major products include pumps, valves, heat exchangers, controls and dispensing equipment. The Measurement & Control Solutions segment focuses on developing advanced technology solutions that enable intelligent use and conservation of critical water and energy resources as well as analytical instrumentation used in the testing of water. The Measurement & Control Solutions segment's major products include smart metering, networked communications, measurement and control technologies, critical infrastructure technologies, software and services including cloud-based analytics, remote monitoring and data management, leak detection and pressure monitoring solutions and testing equipment. As a result of the Evoqua acquisition, Xylem has a new segment for Integrated Solutions and Services. This segment provides tailored services and solutions in collaboration with the customers backed by life‑cycle services including on‑demand water, outsourced water, recycle / reuse, and emergency response service alternatives to improve operational reliability, performance, and environmental compliance. Key offerings within this segment also include equipment systems for industrial needs (influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment, and recycle / reuse), full-scale outsourcing of operations and maintenance, and municipal services, including odor and corrosion control services.
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

The accounting policies of each segment are the same as those described in the Summary of Significant Accounting Policies section of Note 1 in the 2022 Annual Report. The following table contains financial information for each reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Revenue:
Water Infrastructure	$803	$574	$2,096	$1,696
Applied Water	465	458	1,396	1,312
Measurement & Control Solutions	440	348	1,261	1,008
Integrated Solutions & Services	368	—	493	—
Total	$2,076	$1,380	$5,246	$4,016
Operating Income (Loss):
Water Infrastructure	$128	$104	$304	$286
Applied Water	73	77	240	197
Measurement & Control Solutions	27	(2)	73	(17)
Integrated Solutions & Services	(3)	—	(10)	—
Corporate and other	(34)	(11)	(166)	(41)
Total operating income	$191	$168	$441	$425
Interest expense	$14	$12	$35	$37
U.K. pension settlement expense	—	140	—	140
Other non-operating income, net	8	1	19	2
Gain from sale of business	—	—	—	1
Income before taxes	$185	$17	$425	$251
Depreciation and Amortization:
Water Infrastructure	$30	$12	$68	$39
Applied Water	6	4	16	14
Measurement & Control Solutions	34	35	103	103
Integrated Solutions & Services	66	—	86	—
Regional selling locations (a)	7	5	18	14
Corporate and other	4	2	8	6
Total	$147	$58	$299	$176
Capital Expenditures:
Water Infrastructure	$22	$19	$54	$49
Applied Water	9	6	24	14
Measurement & Control Solutions	18	19	50	61
Integrated Solutions & Services	19	—	25	—
Regional selling locations (b)	4	5	15	15
Corporate and other	2	4	9	9
Total	$74	$53	$177	$148
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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include, among others, the following: the impact of overall industry and general economic conditions, including industrial, governmental, and public and private sector spending, inflation, interest rates and related monetary policy by governments in response to inflation, and the strength of the residential and commercial real estate markets, on economic activity and our operations; geopolitical events, including the wars between Russia and Ukraine, and between Israel and Hamas, and regulatory, economic and other risks associated with our global sales and operations, including with respect to domestic content requirements applicable to projects with governmental funding; actual or potential epidemics, pandemics or global health crises; availability, shortage or delays in receiving electronic components (in particular, semiconductors), parts and raw materials from our supply chain; manufacturing and operating cost increases due to macroeconomic conditions, including inflation, energy supply, supply chain shortages, logistics challenges, tight labor markets, prevailing price changes, tariffs and other factors; demand for our products, disruption, competition or pricing pressures in the markets we serve; cybersecurity incidents or other disruptions of information technology systems on which we rely; or involving our products; disruptions in operations at our facilities or that of third parties upon which we rely; failure to successfully execute large projects, including with respect to meeting performance guarantees and customers’ safety requirements; our ability to retain and attract senior management and other diverse and key talent, as well as competition for overall talent and labor; difficulty predicting our financial results; defects, security, warranty and liability claims, and recalls with respect to products; safe and compliant handling of wastewater and hazardous materials; availability, regulation or interference with radio spectrum used by certain of our products; uncertainty related to restructuring and realignment actions and related costs and savings; our ability to continue strategic investments for growth; our ability to successfully identify, execute and integrate acquisitions; volatility in served markets or impacts on our business and operations due to weather conditions, including the effects of climate change; fluctuations in foreign currency exchange rates; our ability to borrow or refinance our existing indebtedness, and uncertainty around the availability of liquidity sufficient to meet our needs; risk of future impairments to goodwill and other intangible assets; failure to comply with, or changes in, laws or regulations, including those pertaining to anti-corruption, data privacy and security, export and import, our products, competition, and the environment and climate change; changes in our effective tax rates or tax expenses; legal, governmental or regulatory claims, investigations or proceedings and associated contingent liabilities; risks related to the acquisition of Evoqua, including related to our ability to retain and hire key personnel, the realization of expected benefits and synergies, the need to incur additional or unexpected costs, charges or expenses associated with the integration of the combined companies, delays or challenges with the integration, potential adverse reactions or changes to relationships with customers, suppliers, distributors and other business partners, competitive responses to the acquisition, actual or potential litigation and associated costs and expenses, and impacts to our share price and dilution of shareholders’ ownership; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report") and in subsequent filings we make with the Securities and Exchange Commission (“SEC”).

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
Executive Summary
Xylem reported revenue for the third quarter of 2023 of $2,076 million, an increase of 50.4% compared to $1,380 million reported in the third quarter of 2022. The revenue increase consisted of strong organic growth of 9.7%, driven by strong revenue performance across the segments, driven by strength in the United States, and increased revenue from the Evoqua acquisition (net of divestiture reductions) of 39.1% and currency translation tailwinds of 1.6%.
We generated operating income of $191 million (margin of 9.2%) during the third quarter of 2023, as compared to $168 million (margin of 12.2%) in 2022. Operating income in the third quarter of 2023 included an increase in special charges of $11 million and an unfavorable impact from increased restructuring and realignment costs of $28 million and an unfavorable increase to intangible amortization from acquisitions of $48 million as compared to the third quarter of 2022. Excluding the impact of special charges, restructuring and realignment costs and intangible amortization from acquisitions, adjusted operating income was $315 million (adjusted margin of 15.2%) during the third quarter of 2023 as compared to $205 million (adjusted margin of 14.9%) in 2022. The increase in adjusted operating margin was primarily due to price realization, productivity savings and favorable volume. These impacts were partially offset by inflation, spending on strategic investments, inventory management costs, and unfavorable mix.
Additional financial highlights for the quarter ended September 30, 2023 include the following:
•Orders of $2,031 million, up 43.1% from $1,419 million in the prior year period, and up 3.3% on an organic basis.
•Earnings per share of $0.63, up 800.0% compared to prior year ($0.99, up 13.8% versus prior year, on an adjusted basis).
•Net income as a percent of revenue of 7.3%, up 640 basis points compared to 0.9% in the prior year. EBITDA margin of 16.3%, up 1040 basis points when compared to 5.9% in the prior year (EBITDA margin of 19.8% on an adjusted basis, up 150 basis points)

Key Performance Indicators and Non-GAAP Measures
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions, except for per share data)	2023		2022		2023		2022
Net income & Earnings per share	$152	$0.63	$12	$0.07	$343	$1.63	$206	$1.14
Restructuring and realignment	34	0.14	6	0.03	82	0.39	18	0.10
Acquired intangible amortization	66	0.27	18	0.10	120	0.57	54	0.30
Special charges (a)	24	0.10	154	0.85	116	0.56	159	0.88
Tax-related special items	(8)	(0.03)	(2)	(0.01)	(8)	(0.04)	(4)	(0.02)
(Gain) loss from sale of business	—	—	—	—	—	—	(1)	(0.01)
Tax effects of adjustments (b)	(28)	(0.12)	(31)	(0.17)	(67)	(0.32)	(44)	(0.24)
Adjusted net income & Adjusted earnings per share	$240	$0.99	$157	$0.87	$586	$2.79	$388	$2.15

(a) The special charges for the three and nine months ended September 30, 2023 primarily relate to acquisition and integration costs related to the Evoqua transaction. The special charges for the three and nine months ended September 30, 2022 primarily relate to the U.K. pension settlement and asset impairment charges recorded in the period.

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

	Nine Months Ended
	September 30,
(in millions)	2023	2022
Net cash provided by operating activities	$382	$234
Capital expenditures	(177)	(148)
Non-discretionary tax payments (R&D tax law adoption)	33	—
Free cash flow	$238	$86
Net cash used in investing activities	$(539)	$(123)
Net cash provided (used) by financing activities	$(71)	$(210)

2023 Outlook

We are updating our total revenue growth to approximately 32%, and organic revenue growth to be approximately 11% in 2023. The following is a summary of our organic revenue performance and the organic revenue outlook by end market.
•Utilities revenue increased by approximately 19% through the first nine months of the year on an organic basis driven by strength across all major geographic regions. We continue to expect 2023 full year organic revenue growth to be in the mid teens. On the clean water side, we anticipate growth from the conversion of our resilient backlog due to continued improvement in chip supply. Additionally, we expect strong order momentum from smart water demand. We expect wastewater utilities to remain focused on mission-critical applications in wastewater. Long-term capital expenditure outlook is strong due to aging infrastructure and the emerging markets’ continued advancement, monitoring China market outlook in the short term.
•Industrial revenue increased by approximately 10% through the first nine months of the year on an organic basis driven by strength across all major geographic regions. For 2023, we now expect organic revenue growth in the high-single-digits. We anticipate resilient demand across most industrials. In light and general industry, we are seeing sustained demand globally, through resilient, recurring service revenue and healthy dewatering demand.
•In the building solutions market, revenue increased by approximately 9% through the nine months of the year on an organic basis driven by strength in the U.S. and western Europe. For full year 2023, we continue to expect organic revenue growth in the mid-single-digits. In the commercial market, we expect resilient demand for energy efficiency related projects, particularly in Europe, however we are monitoring new construction demand.
We will continue to strategically execute restructuring and realignment actions in an effort to advance our integration of Evoqua, optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. During 2023, we expect to incur approximately $95 million in restructuring and realignment costs.

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2023	2022	Change		2023	2022	Change
Revenue	$2,076	$1,380	50.4%		$5,246	$4,016	30.6%
Gross profit	764	524	45.8%		1,961	1,511	29.8%
Gross margin	36.8%	38.0%	(120)	bp	37.4%	37.6%	(20)	bp
Total operating expenses	573	356	61.0%		1,520	1,086	40.0%
Expense to revenue ratio	27.6%	25.8%	180	bp	29.0%	27.0%	200	bp
Restructuring and realignment costs	34	6	466.7%		82	18	355.6%
Acquired intangible asset amortization	66	18	266.7%		120	54	122.2%
Special charges	24	13	84.6%		116	15	673.3%
Adjusted operating expenses	449	319	40.8%		1,202	999	20.3%
Adjusted operating expenses to revenue ratio	21.6%	23.1%	(150)	bp	22.9%	24.9%	(200)	bp
Operating income	191	168	13.7%		441	425	3.8%
Operating margin	9.2%	12.2%	(300)	bp	8.4%	10.6%	(220)	bp
U.K. pension settlement expense	—	140	—%		—	140	100.0%
Interest and other non-operating expense, net	6	11	(45.5)%		16	35	(54.3)%
Gain from sale of business	—	—	NM		—	1	(100.0)%
Income tax expense	33	5	560.0%		82	45	82.2%
Tax rate	17.8%	27.8%	(1,000)	bp	19.3%	17.8%	150	bp
Net income	$152	$12	1,166.7%		$343	$206	66.5%
NM - Not meaningful change
Revenue
Revenue generated during the three and nine months ended September 30, 2023 was $2,076 million and $5,246 million, reflecting increases of $696 million, or 50.4%, and $1,230 million, or 30.6%, respectively, compared to the same prior year periods. On a constant currency basis, revenue grew 48.8% and 31.7% for the three and nine months ended September 30, 2023. Revenue growth contributed by acquisitions and divestitures, net was $540 million and $718 million for the three and nine months ended September 30, 2023 and organic revenue increased $134 million, or 9.7%, and $554 million, or 13.8%, for the three and nine months ended September 30, 2023, respectively. Foreign currency translation had a favorable impact on revenue of $22 million for the three months ended September 30, 2023, while revenue growth for the nine months ended September 30, 2023 was partially offset by negative impacts from foreign currency translation of $42 million. The increases reflect strong organic growth in the U.S. and western Europe across all of our segments for the three months ended September 30, 2023, and strong organic growth across all of our segments and major geographic regions for the nine months ended September 30, 2023.
The following tables illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three and nine months ended September 30, 2023:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Integrated Solutions & Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2022 Revenue	574		458		348		—		1,380
Organic Growth	43	7.5%	4	0.9%	87	25.0%	—	NM	134	9.7%
Acquisitions/(Divestitures)	172	30.0%	—	—%	—	—%	368	NM	540	39.1%
Constant Currency	215	37.5%	4	0.9%	87	25.0%	368	NM	674	48.8%
Foreign currency translation (a)	14	2.4%	3	0.7%	5	1.4%	—	NM	22	1.6%
Total change in revenue	229	39.9%	7	1.5%	92	26.4%	$368	NM	696	50.4%
2023 Revenue	$803		$465		$440		$368		$2,076
(a)Foreign currency translation impact for the year due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro and the British Pound.

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Integrated Solutions & Services		Total Xylem
(In millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2022 Revenue	1,696		1,312		1,008		—		4,016
Organic Growth	198	11.7%	98	7.5%	258	25.6%	—	NM	554	13.8%
Acquisitions/(Divestitures)	225	13.3%	—	—%	—	—%	493	NM	718	17.9%
Constant Currency	423	24.9%	98	7.5%	258	25.6%	493	NM	1,272	31.7%
Foreign currency translation (a)	(23)	(1.4)%	(14)	(1.1)%	(5)	(0.5)%	—	NM	(42)	(1.0)%
Total change in revenue	400	23.6%	84	6.4%	253	25.1%	$493	NM	1,230	30.6%
2023 Revenue	$2,096		$1,396		$1,261		$493		$5,246
(a)Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Chinese Yuan, the Canadian Dollar, the Australian Dollar, and the Norwegian Krone.
Water Infrastructure
Water Infrastructure revenue increased $229 million, or 39.9%, for the third quarter of 2023 (37.5% increase on a constant currency basis) as compared to the prior year. Revenue growth for the quarter was partially made up of the revenue contributed by acquisitions from Evoqua's APT business of $172 million, with the remainder of the increase coming from organic revenue growth of $43 million, or 7.5%, and $14 million of favorable impacts from foreign currency translation. Organic growth for the quarter was driven by strength in both the utilities and industrial end markets. The utilities end market experienced organic growth of $22 million. The increase in organic revenue was led by the U.S., where we experienced strong demand and price realization. We also saw modest growth in Canada and western Europe, which was offset by a decline in the emerging markets, primarily due to softness in China. The industrial end market had $21 million of organic growth led by strength in the U.S. driven by increased demand and price realization in our dewatering rental business and in western Europe due to increased volumes.
From an application perspective, organic revenue growth was primarily driven by our transport applications. Transport experienced $42 million of organic revenue growth, led by the U.S., increased sales volume and strong price realization from utilities and increased dewatering rental demand and price realization from industrials.

Western Europe also experienced growth driven by continued price realization and increased volumes which was partially offset by softness in the emerging markets. Organic revenue for the treatment application grew by $1 million for the quarter, led by organic revenue growth in the U.S., driven by healthy demand, largely offset by revenue declines in emerging markets and western Europe.
For the nine months ended September 30, 2023, revenue increased $400 million, or 23.6% (24.9% increase on a constant currency basis) as compared to the prior year. Revenue growth was partially made up of the revenue contributed by the Evoqua acquisition's APT business of $225 million. Revenue was negatively impacted by $23 million of foreign currency translation, with the change at constant currency coming from organic growth of $198 million or 11.7%. Organic growth for the period was driven by strength in both the utility and industrial end markets. The utilities end market experienced organic growth of $111 million. Organic growth for the period was driven by the U.S., where we experienced increased sales volume, strong price realization and higher dewatering rental revenue. Western Europe also experienced increases due to strong price realization and demand from utility capital projects. The industrial end market had $87 million of organic revenue growth across all major geographies. The U.S. contributed the most revenue growth driven by strong price realization and increased sales volume, and growth in western Europe due to timing of capital projects and strong price realization. The emerging markets also experienced growth from increased sales volume.
From an application perspective, excluding the $225 million contributed by acquisitions, organic revenue growth during the nine-month period was driven by our transport applications with $181 million of revenue growth. The increase in organic revenue was led by the U.S., where we experienced strong price realization and sales volume, as well as increased rental volumes in the dewatering business when compared to the prior year. Western Europe also experienced increases due to backlog execution and strong price realization along with demand from utility capital projects. The emerging markets also had solid growth primarily due to increased projects in Latin America and China. Organic revenue for the treatment application also contributed $17 million of organic sales growth across all major geographic regions, led by the U.S., driven by project timing and strong backlog execution.
Applied Water
Applied Water revenue increased $7 million, or 1.5%, for the third quarter of 2023 (0.9% increase on a constant currency basis) as compared to the prior year. Revenue was positively impacted by $3 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $4 million. Organic growth was driven by strength in the both the building solutions and industrial end markets/applications. Organic revenue growth in the third quarter was led by strength in commercial building solutions of $16 million, driven by backlog execution and strength in the U.S., partially offset by declines in the residential building solutions of $9 million, due to decreased sales volume. Industrial water had organic revenue declines of $2 million in the quarter, due a decline in emerging markets coming from ceasing operations in Russia, which was partially offset by strength in the U.S. and western Europe.
For the nine months ended September 30, 2023, revenue increased $84 million, or 6.4% (7.5% increase on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $14 million of foreign currency translation during the nine-month period, with the change at constant currency coming entirely from organic growth of $98 million. Organic growth during the period was led by strength in building solutions, with commercial revenue growth of $87 million, driven by increased sales volume and strong price realization in the U.S., partially offset by the residential business, which had a decline in revenue of $22 million, primarily in the U.S. and the emerging markets. The industrial water application achieved organic growth of $33 million, across all three of our major geographic regions due to strong price realization and healthy demand.
Measurement & Control Solutions
Measurement & Control Solutions revenue increased $92 million, or 26.4%, for the third quarter of 2023 (25.0% increase on a constant currency basis) as compared to the prior year. Revenue was positively impacted by $5 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $87 million, or 25.0%. The segment experienced organic revenue growth across all three major geographic regions and in both of the segment's end markets for the quarter, driven by $82 million of organic growth in the utility end market, primarily in the U.S., and to a lesser extent, in western Europe, driven by increased volume and backlog execution bolstered by improved electronic component availability. The industrial end market saw $5 million organic revenue growth, driven by strength in the U.S. in our test business.
From an application perspective, organic revenue growth during the quarter was driven by both the water and energy applications. The water application had strong organic growth of $53 million, primarily in the U.S. and to a lesser extent in western Europe, driven by increased and strong backlog execution. The energy applications grew $34 million organically, primarily in the U.S. where we saw strong backlog execution enabled by improved electronic component availability.

For the nine months ended September 30, 2023, revenue increased $253 million, or 25.1% (25.6% increase on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $5 million of foreign currency translation, with the change at constant currency coming from an organic increase of $258 million (25.6% increase). The segment experienced organic revenue growth across all three major geographic regions and in both of the segment's end markets for the quarter, driven by $243 million of organic growth in the utility end market, primarily in the U.S., driven by increased sales volume, enabled by recovery on prior year component constraints and project timing. Western Europe also experienced increases driven by backlog execution. The industrial end market grew organically by $15 million, primarily in the U.S. driven by increased sales volume.

From an application perspective, organic revenue growth during the nine-month period consisted of growth in the water application of $176 million, primarily in the U.S. and to a lesser extent in western Europe, driven by increased sales volume, enabled by recovery on prior year component constraints. Energy applications saw organic growth of $82 million, primarily in the U.S. due to increased sales volume, improved electronic component availability, and metrology sales.
Integrated Solutions & Services
Integrated Solutions & Services revenue consists entirely of $368 million and $493 million for the three and nine months ended September 30, 2023, respectively, contributed from the Evoqua acquisition.

Orders / Backlog
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business. Orders received during the third quarter of 2023 were $2,031 million, an increase of $612 million, or 43.1%, over the prior year (41.9% increase on a constant currency basis). Orders received during the nine months ended September 30, 2023 were $5,457 million, an increase of $639 million, or 13.3%, over the prior year (14.5% increase on a constant currency basis). Orders contributed by acquisitions were $547 million and $769 million in the three and nine months ended September 30, 2023. Order intake benefited from $18 million of foreign currency translation for the three months ended September 30, 2023 and was negatively impacted by $58 million of foreign currency translation for the nine months ended September 30, 2023.
The following table illustrates the impact from organic growth, recent acquisitions or divestitures, and foreign currency translation in relation to orders during the three and nine months ended September 30, 2023:

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Integrated Solutions & Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2022 Orders	$594		$409		$416		$—		$1,419
Organic Impact	83	14.0%	9	2.2%	(45)	(10.8)%	—	NM	47	3.3%
Acquisitions/(Divestitures)	163	27.4%	—	—%	—	—%	384	NM	547	38.6%
Constant Currency	246	41.4%	9	2.2%	(45)	(10.8)%	384	NM	594	41.9%
Foreign currency translation (a)	10	1.7%	4	1.0%	4	1.0%	—	NM	18	1.3%
Total change in orders	256	43.1%	13	3.2%	(41)	(9.9)%	384	NM	612	43.1%
2023 Orders	$850		$422		$375		$384		$2,031
(a)Foreign currency translation impact for the quarter due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro and the British Pound.

	Water Infrastructure		Applied Water		Measurement & Control Solutions		Integrated Solutions & Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2022 Orders	$1,985		$1,394		$1,439		$—		$4,818
Organic Impact	65	3.3%	(24)	(1.7)%	(113)	(7.9)%	—	NM	(72)	(1.5)%
Acquisitions/(Divestitures)	222	11.2%	—	—%	—	—%	547	NM	769	16.0%
Constant Currency	287	14.5%	(24)	(1.7)%	(113)	(7.9)%	547	NM	697	14.5%
Foreign currency translation (a)	(32)	(1.6)%	(20)	(1.4)%	(6)	(0.4)%	—	NM	(58)	(1.2)%
Total change in orders	255	12.8%	(44)	(3.2)%	(119)	(8.3)%	547	NM	639	13.3%
2023 Orders	$2,240		$1,350		$1,320		$547		$5,457
(a)Foreign currency translation impact for the quarter due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Chinese Yuan, the Canadian Dollar, the Australian Dollar, and the Norwegian Krone.
Water Infrastructure
Water Infrastructure segment orders increased $256 million, or 43.1%, to $850 million (41.4% increase on a constant currency basis) for the third quarter of 2023 as compared to the prior year. The order increase included orders from recent acquisitions of $163 million from the APT business, and organic order growth of $83 million, or 14.0%. Order intake for the period benefited from $10 million of foreign currency translation. Organic orders increased during the quarter primarily in the transport applications across all three major geographic regions, driven primarily by capital projects and favorable volume, as well as strong price realization in the dewatering business. The treatment applications saw an increase in orders driven by project order wins in the U.S.
For the nine months ended September 30, 2023, orders increased by $255 million, which was partially made up of the orders contributed by acquisitions from the APT business of $222 million, and organic order growth of $65 million, or 3.3%. Order intake for the period was negatively impacted by $32 million of foreign currency translation. Organic orders increased during the quarter primarily in the transport applications due to order growth in the dewatering business in the U.S. driven by strong price realization, rental volume, and capital projects in the emerging markets and western Europe. The treatment applications experience modest organic order growth with increased order intake in the U.S. and Oceania being largely offset with softness in emerging market orders.
Applied Water
Applied Water segment orders increased $13 million, or 3.2%, to $422 million (2.2% increase on a constant currency basis) for the third quarter of 2023 as compared to the prior year. Order intake for the quarter benefited from $4 million of foreign currency translation, with the remaining increase coming from organic order growth. The increase in organic orders was driven by higher demand and timing of orders in the U.S.
For the nine months ended September 30, 2023, orders decreased $44 million, or 3.2%, to $1,350 million (1.7% decrease on a constant currency basis) as compared to the prior year. Order intake for the period was negatively impacted by $20 million of foreign currency translation, with the remaining decrease coming from organic order decline. Weakness in the U.S. from lower demand and timing of orders was partially offset by strength in the emerging markets due to recovery from prior year COVID-19 impacts.

Measurement & Control Solutions
Measurement & Control Solutions segment orders decreased $41 million, or 9.9%, to $375 million (10.8% decrease on a constant currency basis) for the third quarter of 2023 as compared to the prior year. Order decline for the quarter benefited from $4 million of foreign currency translation. The remaining organic order declines impacted both the water application and energy applications in the U.S., driven by large infrastructure orders placed in the prior year due, in part, to the build up of backlog from electronic component shortages.
For the nine months ended September 30, 2023, orders decreased $119 million or 8.3%, to $1,320 million (7.9% decrease on a constant currency basis) as compared to the prior year. Order intake for the period was negatively impacted by $6 million of foreign currency translation. The remaining order decline consisted of organic order declines of $113 million or 7.9%. Organic order intake was negatively impacted by lower demand across the energy application, particularly in the U.S., due to capital project orders in the U.S. in the prior year, impacted by the electronic component shortages, which did not recur. The water applications also had a decline in orders due to lower demand in western Europe, and in the U.S. due to capital project orders in the prior year that did not recur.
Integrated Solutions & Services
The Integration Solutions & Services segment contributed total orders of $384 million and $547 million for the three and nine months ended September 30, 2023. See Note 3, "Acquisitions and Divestitures," to the condensed consolidated financial statements for further information.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, capital projects require longer lead production cycles and deployment schedules and delays occur from time to time. Total backlog was $5,169 million at September 30, 2023, an increase of $1,502 million or 41.0%, as compared to September 30, 2022 backlog of $3,667 million, and an increase of $1,564 million or 43.4%, as compared to December 31, 2022 backlog of $3,605 million, driven by the order intake and contract wins in the current periods outpacing revenue. We anticipate that approximately 27% of the backlog at September 30, 2023 will be recognized as revenue in the remainder of 2023. There were no significant order cancellations during the quarter.
Gross Margin
Gross margin as a percentage of revenue decreased 120 and 20 basis points to 36.8% and 37.4% for the three and nine months ended September 30, 2023, as compared to 38.0% and 37.6% for the comparative 2022 period. The gross margin decrease for the quarter included 60 basis points from increases in special charges and acquired intangible asset amortization as compared to the prior year. Additionally, gross margin decline included 440 basis points of unfavorable operational impacts, driven by 160 basis points of inflation, 150 basis points of unfavorable impacts from the Evoqua acquisition. The gross margin decrease was partially offset by 380 basis points of favorable operational impacts driven by 180 basis points of favorable price realization and 180 basis points of productivity savings. The gross margin increase for the nine-month period included 60 basis points from increases in special charges and acquired intangible asset amortization as compared to the prior year. Additionally, gross margin decline included 540 basis points of unfavorable operational impacts, driven by 260 basis points of inflation, 80 basis points of unfavorable impacts from the Evoqua acquisition, and 80 basis points of unfavorable mix. The gross margin decrease was partially offset by 560 basis points of favorable operational impacts driven by 310 basis points of favorable price realization and 210 basis points of productivity savings.

Operating Expenses
The following table presents operating expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2023	2022	Change		2023	2022	Change
Selling, general and administrative expenses	$491	$294	67.0%		$1,291	$912	41.6%
SG&A as a % of revenue	23.7%	21.3%	240	bp	24.6%	22.7%	190	bp
Research and development expenses	61	47	29.8%		172	152	13.2%
R&D as a % of revenue	2.9%	3.4%	(50)	bp	3.3%	3.8%	(50)	bp
Restructuring and asset impairment charges	21	15	40.0		57	22	159.1%
Operating expenses	$573	$356	61.0%		$1,520	$1,086	40.0%
Expense to revenue ratio	27.6%	25.8%	180	bp	29.0%	27.0%	200	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses increased by $197 million to $491 million, or 23.7% of revenue, in the third quarter of 2023, as compared to $294 million, or 21.3% of revenue, in the comparable 2022 period; and increased by $379 million to $1,291 million, or 24.6% of revenue, in the nine months ended September 30, 2023, as compared to $912 million, or 22.7% of revenue, in the comparable 2022 period. Increases in SG&A in the third quarter of 2023 as compared to the prior year primarily consisted of $95 million of additional operational SG&A from the acquisition of Evoqua, increased acquired intangible asset amortization of $36 million, increased realignment costs and special charges of $30 million and increased spending on strategic investments of $16 million. Increases in SG&A in the nine months ended September 30, 2023 as compared to the prior year were driven by $128 million of additional operational SG&A from the acquisition of Evoqua, increased special charges (mostly Evoqua acquisition related costs) and realignment costs of $111 million, increased acquired intangible asset amortization of $48 million, increased spending on strategic investments of $40 million.
Research and Development ("R&D") Expenses
R&D expense was $61 million, or 2.9% of revenue, in the third quarter of 2023, as compared to $47 million, or 3.4% of revenue in the third quarter of 2022; and was $172 million, or 3.3% of revenue, in the nine months ended September 30, 2023, as compared to $152 million, or 3.8% of revenue, in the comparable 2022 period. The R&D spend has remained fairly consistent year over year with a slight increase in R&D expense related to additional strategic investments.

Restructuring and Asset Impairment Charges
Restructuring
During the three and nine months ended September 30, 2023, we incurred restructuring costs of $20 million and $54 million, respectively. We incurred these charges primarily as a result of our acquisition of Evoqua and the related integration activities. Approximately, $11 million and $25 million of the charges, respectively, are related to stock based compensation expense due to acceleration clauses in Evoqua's equity compensation agreements and approximately $1 million and $14 million of the charges, respectively, resulted from the reduction of headcount related to the Evoqua integration for the three and nine months ended September 30, 2023. Additionally, during the three and nine month ended September 30, 2023, we incurred $8 million and $15 million, respectively of charges related to our efforts to reposition our businesses to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. The charges were incurred across all of our segments.
During the three and nine months ended September 30, 2022 we incurred restructuring charges of $3 million and $9 million, respectively. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount across the Water Infrastructure, Applied Water and Measurement & Control Solutions segments.
The following is a roll-forward for the nine months ended September 30, 2023 and 2022 of employee position eliminations associated with restructuring activities:

	2023	2022
Planned reductions - January 1	102	60
Additional planned reductions	272	92
Actual reductions and reversals	(175)	(66)
Planned reductions - September 30	199	86
The following table presents expected restructuring spend in 2023 and thereafter relating to actions commenced in 2023:

(in millions)	Water Infrastructure	Applied Water	Measurement & Control Solutions	Integrated Solutions & Services	Corporate	Total
Actions Commenced in 2023:
Total expected costs	$5	$7	$10	$7	$33	$62
Costs incurred during Q1 2023	1	1	3	—	—	5
Costs incurred during Q2 2023	2	—	1	4	22	29
Costs incurred during Q3 2023	1	5	3	—	11	20
Total expected costs remaining	$1	$1	$3	$3	$—	$8
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

Asset Impairment
During the third quarter of 2023, we determined that fixed assets within our Measurement & Control Solutions segment was impaired as a result of physical count procedures and we therefore recognized an impairment charge of $1 million.
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

Operating Income and Adjusted EBITDA
Operating income was $191 million (operating margin of 9.2%) during the third quarter of 2023, an increase of $23 million, or 13.7%, when compared to operating income of $168 million (operating margin of 12.2%) during the prior year. Operating margin decreased 300 basis points and included favorable operating impacts of 330 basis points from increases in special charges, restructuring and realignment costs and acquired intangible asset amortization as compared to the prior year. Additionally, operating margin decline included 510 basis points of unfavorable impacts driven by 230 basis points of inflation, 120 basis points of increased spending on strategic investments, and 70 basis points of increased employee related costs. These unfavorable impacts were partially offset by 540 basis points of expansion from favorable operating impacts, driven by a 250 basis point increase from price realization and 240 basis points from productivity savings. Excluding special charges, restructuring and realignment costs and acquired intangible asset amortization, adjusted operating income was $315 million (adjusted operating margin of 15.2%) for the third quarter of 2023 as compared to adjusted operating income of $205 million (adjusted operating margin of 14.9%) during the comparable quarter in the prior year.
Adjusted EBITDA was $411 million (adjusted EBITDA margin of 19.8%) during the third quarter of 2023, an increase of $159 million, or 1.5%, when compared to adjusted EBITDA of $252 million (adjusted EBITDA margin of 18.3%) during the comparable quarter in the prior year, an increase to adjusted EBITDA margin of 150 basis points. Adjusted EBITDA margin was impacted by the same offsetting factors impacting the adjusted operating margin. Adjusted EBITDA margin also benefited from 100 basis points contributed by acquisitions.
Operating income for the nine months ended September 30, 2023 was $441 million (operating margin of 8.4%), reflecting a decrease of $16 million or 3.8% when compared to $425 million (operating margin of 10.6%) in 2022 or a decrease of 220 basis points. Operating margin declines included unfavorable impacts of 400 basis points from increases in acquired intangible asset amortization, special charges and restructuring and realignment as compared to the prior year. Additionally, operating margin included unfavorable operational impacts of 690 basis points, driven by 350 basis points of inflation,130 basis points from increased spending on strategic investments, 80 basis points from unfavorable mix, 50 basis points for increased employee related costs. Operating margin declines were offset by 870 basis points of favorable impacts, consisting of 440 basis points price realization, 280 basis points from productivity, and 150 basis points for favorable volume. Excluding special charges, restructuring and realignment costs and acquired intangible asset amortization, adjusted operating income was $759 million with an adjusted operating margin of 14.5% for the nine months ended September 30, 2023 as compared to adjusted operating income of $512 million with an adjusted operating margin of 12.7% in 2022.
Adjusted EBITDA for the nine months ended September 30, 2023 was $976 million (adjusted EBITDA margin of 18.6%), an increase of $317 million, or 48.1%, when compared to adjusted EBITDA of $659 million (adjusted EBITDA margin of 16.4%) during the comparable period in prior year, an increase of 220 basis points.Adjusted EBITDA margin was impacted by the same offsetting factors impacting the adjusted operating margin. Adjusted EBITDA margin also benefited from an incremental 50 basis points contributed by acquisitions for the nine months ended September 30, 2023.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2023	2022	Change		2023	2022	Change
Water Infrastructure
Operating income	$128	$104	23.1%		$304	$286	6.3%
Operating margin	15.9%	18.1%	(220)	bp	14.5%	16.9%	(240)	bp
Restructuring and realignment costs	3	3	—%		9	7	28.6%
Purchase accounting intangible amortization	15	1	1,400.0%		24	3	700.0%
Special charges	6	—	NM		18	—	NM
Adjusted operating income	$152	$108	40.7%		$355	$296	19.9%
Adjusted operating margin	18.9%	18.8%	10	bp	16.9%	17.5%	(60)	bp
Applied Water
Operating income	$73	$77	(5.2)%		$240	$197	21.8%
Operating margin	15.7%	16.8%	(110)	bp	17.2%	15.0%	220	bp
Restructuring and realignment costs	6	1	500.0%		11	4	175.0%
Purchase accounting intangible amortization	—	—	NM		—	—	NM
Special charges	—	—	NM		—	—	NM
Adjusted operating income	$79	$78	1.3%		$251	$201	24.9%
Adjusted operating margin	17.0%	17.0%	—	bp	18.0%	15.3%	270	bp
Measurement & Control Solutions
Operating income (loss)	$27	$(2)	1,450.0%		$73	$(17)	529.4%
Operating margin	6.1%	(0.6)%	670	bp	5.8%	(1.7)%	750	bp
Restructuring and realignment costs	6	2	200.0%		14	7	100.0%
Purchase accounting intangible amortization	16	17	(5.9)%		50	51	(2.0)%
Special charges	1	12	(91.7)%		3	13	(76.9)%
Adjusted operating income	$50	$29	(72.4)%		$140	$54	(159.3)%
Adjusted operating margin	11.4%	8.3%	310	bp	11.1%	5.4%	570	bp
Integrated Solutions & Services
Operating loss	$(3)	$—	NM		$(10)	$—	NM
Operating margin	(0.8)%	—%	NM		(2.0)%	—%	NM
Restructuring and realignment costs	8	—	NM		15	—	NM
Purchase accounting intangible amortization	35	—	NM		46	—	NM
Special charges	9	—	NM		16	—	NM
Adjusted operating income	$49	$—	NM		$67	$—	NM
Adjusted operating margin	13.3%	—%	NM		13.6%	—%	NM
Corporate and other
Operating loss	$(34)	$(11)	209.1%		$(166)	$(41)	304.9%
Restructuring and realignment costs	11	—	NM		33	—	NM
Special charges	8	1	700.0		79	2	(3,850.0)%
Adjusted operating loss	$(15)	$(10)	50.0%		$(54)	$(39)	38.5%
Total Xylem
Operating income	$191	$168	13.7%		$441	$425	3.8%
Operating margin	9.2%	12.2%	(300)	bp	8.4%	10.6%	(220)	bp
Restructuring and realignment costs	34	6	466.7%		82	18	355.6%
Purchase accounting intangible amortization	66	18	266.7%		120	54	122.2%
Special charges	24	13	84.6%		116	15	673.3%
Adjusted operating income	$315	$205	53.7%		$759	$512	48.2%
Adjusted operating margin	15.2%	14.9%	30	bp	14.5%	12.7%	180	bp
NM - Not meaningful percentage change

The table below provides a reconciliation of net income to consolidated EBITDA and adjusted EBITDA:

	Three Months Ended				Nine Months Ended
(in millions)	September 30				September 30
	2023	2022		Change	2023	2022	Change
Net Income	$152	$12		1167%	$343	$206	67%
Net Income margin	7.3%	0.9%	640	bp	6.5%	5.1%	140	bp
Depreciation	63	27		133%	132	83	59%
Amortization	84	31		171%	167	93	80%
Interest expense, net	6	7		(14)%	13	28	(54)%
Income tax expense	33	5		560%	82	45	82%
EBITDA	$338	$82		312%	$737	455	62%
Share-based compensation	18	10		80%	45	28	61%
Restructuring & realignment	33	6		450%	80	18	344%
U.K. pension settlement expense	—	140		(100)%	—	140	(100)%
Special charges	22	14		57%	114	19	500%
Gain from sale of business	—	—	NM	%	—	(1)	(100)%
Adjusted EBITDA	$411	$252		63%	$976	$659	48%
Adjusted EBITDA margin	19.8%	18.3%	150	bp	18.6%	16.4%	220	bp

The tables below provide a reconciliation of each segment's operating income (loss) to EBITDA and adjusted EBITDA:

	Three Months Ended
	September 30, 2023
(in millions)	Water Infrastructure	Applied Water Systems	Measurement & Control Solutions	Integrated Solutions & Services
Operating Income	$128	$73	$27	$(3)
Operating margin	15.9%	15.7%	6.1%	(0.8)%
Depreciation	14	6	8	30
Amortization	16	—	26	36
Other non-operating income (expense)	—	—	(1)	—
EBITDA	$158	$79	$60	$63
Share-based compensation	3	1	2	3
Restructuring & realignment	3	5	6	8
Special charges	6	—	1	9
Adjusted EBITDA	$170	$85	$69	$83
Adjusted EBITDA margin	21.2%	18.3%	15.7%	22.6%

	Three Months Ended
	September 30, 2022
(in millions)	Water Infrastructure	Applied Water Systems	Measurement & Control Solutions	Integrated Solutions & Services
Operating Income	$104	$77	$(2)	$—
Operating margin	18.1%	16.8%	(0.6)%	—%
Depreciation	11	4	8	—
Amortization	1	—	27	—
Other non-operating income (expense)	—	(1)	(1)	—
EBITDA	$116	$80	$32	$—
Share-based compensation	—	2	2	—
Restructuring & realignment	3	1	2	—
Special Charges	—	—	12	—
Adjusted EBITDA	$119	$83	$48	$—
Adjusted EBITDA margin	20.7%	18.1%	13.8%	—%

	Three Months Ended
	2023 versus 2022
(in millions)	Water Infrastructure	Applied Water Systems	Measurement & Control Solutions	Integrated Solutions & Services
Operating Income (Loss)	$24	$(4)	$29	$(3)
Operating margin	(220) bps	(110) bps	670 bps	NM
Depreciation	3	2	—	30
Amortization	15	—	(1)	36
Other non-operating income (expense)	—	1	—	—
EBITDA	$42	$(1)	$28	$63
Share-based compensation	3	(1)	—	3
Restructuring & realignment	—	4	4	8
Special charges	6	—	(11)	9
Adjusted EBITDA	$51	$2	$21	$83
Adjusted EBITDA margin	0.5%	0.2%	1.9%	NM

	Nine Months Ended
	September 30, 2023
(in millions)	Water Infrastructure	Applied Water Systems	Measurement & Control Solutions	Integrated Solutions & Services
Operating Income	$304	$240	$73	$(10)
Operating margin	14.5%	17.2%	5.8%	(2.0)%
Depreciation	40	15	24	38
Amortization	28	1	79	48
Other non-operating income (expense)	1	(1)	(1)	—
EBITDA	$373	$255	$175	$76
Share-based compensation	10	2	6	6
Restructuring & realignment	9	10	13	15
Special charges	18	—	3	16
Adjusted EBITDA	$410	$267	$197	$113
Adjusted EBITDA margin	19.6%	19.1%	15.6%	22.9%

	Nine Months Ended
	September 30, 2022
(in millions)	Water Infrastructure	Applied Water Systems	Measurement & Control Solutions	Integrated Solutions & Services
Operating Income	$286	$197	$(17)	$—
Operating margin	16.9%	15.0%	(1.7)%	—%
Gain from sale of business	$—	$—	$1	—
Depreciation	$33	$13	$25	—
Amortization	$6	$1	$78	—
Other non-operating income (expense)	$(3)	$(2)	$(2)	—
EBITDA	$322	$209	$85	$—
Share-based compensation	$1	$4	$5	—
Restructuring & realignment	$7	$4	$7	—
Special charges	$—	$—	$13	—
Gain from sale of business	$—	$—	$(1)	—
Adjusted EBITDA	$330	$217	$109	$—
Adjusted EBITDA margin	19.5%	16.5%	10.8%	—%

	Nine Months Ended
	2023 versus 2022
(in millions)	Water Infrastructure	Applied Water Systems	Measurement & Control Solutions	Integrated Solutions & Services
Operating Income (Loss)	18	43	$90	$(10)
Operating margin	(240) bps	220 bps	750 bps	NM
Gain from sale of business	—	—	$(1)	$—
Depreciation	7	2	$(1)	$38
Amortization	22	—	$1	$48
Other non-operating income (expense)	4	1	$1	$—
EBITDA	51	46	$90	$76
Share-based compensation	9	(2)	$1	$6
Restructuring & realignment	2	6	$6	$15
Special charges	18	—	$(10)	$16
Gain from sale of business	—	—	$1	$—
Adjusted EBITDA	80	50	$88	$113
Adjusted EBITDA margin	0.1%	2.6%	4.8%	NM
Water Infrastructure
Operating income for our Water Infrastructure segment was $128 million (operating margin of 15.9%) during the third quarter of 2023, an increase of $24 million, or 23.1%, when compared to operating income of $104 million (operating margin of 18.1%) during the prior year, or a total decrease of 220 basis points. Operating margin declines included unfavorable impacts of 230 basis points from increases in acquired intangible asset amortization, special charges and restructuring and realignment costs as compared to the prior year. Additionally, operating margin declines included 610 basis points of unfavorable operating impacts, driven by 280 basis points of inflation, 180 basis points of increased spending on strategic investments, and 110 basis points related to increased employee costs. Margin declines were offset by 620 basis points from favorable operating impacts consisting of 310 basis points of price realization, 210 basis points of productivity savings and 60 basis points of favorable foreign currency exchange impacts. Excluding amortization of acquired intangibles, special charges and restructuring and realignment costs, adjusted operating income was $152 million (adjusted operating margin of 18.9%) for the third quarter of 2023 as compared to adjusted operating income of $108 million (adjusted operating margin of 18.8%) for the third quarter of 2022.
Adjusted EBITDA was $170 million (adjusted EBITDA margin of 21.2%) for the third quarter of 2023, an increase of $51 million, when compared to adjusted EBITDA of $119 million (adjusted EBITDA margin of 20.7%) during the prior year. Adjusted EBITDA was impacted by the same offsetting factors impacting the adjusted operating margin; however, adjusted EBITDA margin was not negatively impacted by the relative impact of depreciation and software amortization expense.
Operating income was $304 million for our Water Infrastructure segment (operating margin of 14.5%) for the nine months ended September 30, 2023, a decrease of $18 million, or 6.3%, when compared to operating income of $286 million (operating margin of 16.9%) during the prior year, or a total decrease of 240 basis points. Operating margin declines included unfavorable impacts of 180 basis points from increases in acquired intangible asset amortization, special charges and restructuring and realignment costs as compared to the prior year. Additionally, operating margin declines included 870 basis points of unfavorable operating impacts, driven by 370 basis points of inflation, 180 basis points of increased spending on strategic investments, 140 basis points of unfavorable mix, and 70 basis points related to increased employee costs. Margin declines were offset by 810 basis points from favorable operating impacts consisting of 500 basis points of price realization, 230 basis points of productivity savings and 80 basis points of favorable volume. Excluding amortization of acquired intangible assets, special charges and restructuring and realignment costs, adjusted operating income was $355 million (adjusted operating margin of 16.9%) for the nine months ended September 30, 2023 as compared to adjusted operating income of $296 million (adjusted operating margin of 17.5%) for the nine months ended September 30, 2023.

Adjusted EBITDA for the nine months ended September 30, 2023 was $410 million (adjusted EBITDA margin of 19.6%), an increase of $80 million, or 0.1%, when compared to adjusted EBITDA of $330 million (adjusted EBITDA margin of 19.5%) during the comparable period in prior year. Adjusted EBITDA was impacted by the same offsetting factors impacting the adjusted operating margin; however, adjusted EBITDA margin benefited from reduced non-operating expense and was not negatively impacted by the relative impact of depreciation and software amortization expense.
Applied Water
Operating income for our Applied Water segment was $73 million (operating margin of 15.7%) during the third quarter of 2023, decrease of $4 million, or 5.2%, when compared to operating income of $77 million (operating margin of 16.8%) during the prior year, or a total decrease of 110 basis points. Operating margin declines included unfavorable impacts of 110 basis points from an increase in restructuring and realignment costs as compared to the prior year. Additionally, operating margin declines included 650 basis points from unfavorable operating impacts, driven by of 190 basis points of inflation, 110 basis points of employee related costs, 100 basis points of increased inventory management costs, 100 basis points of increased spending on strategic investments, and 80 basis points of unfavorable volume. The decline in margin was offset by favorable operating impacts of 650 basis points driven by 330 basis points of productivity savings and 300 basis points of favorable price realization. Excluding restructuring and realignment costs, adjusted operating income was $79 million (adjusted operating margin of 17.0%) for the first quarter of 2023 as compared to adjusted operating income of $78 million (adjusted operating margin of 17.0%) for the third quarter of 2022.
Adjusted EBITDA was $85 million (adjusted EBITDA margin of 18.3%) for the third quarter of 2023, an increase of $2 million, or 0.2%, when compared to adjusted EBITDA of $83 million (adjusted EBITDA margin of 18.1%) during the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin.
Operating income for our Applied Water segment was $240 million (operating margin of 17.2%) during the nine months ended September 30, 2023, an increase of $43 million or 21.8%, when compared to operating income of $197 million (operating margin of 15.0%) during the prior year, or a total increase of 220 basis points. Operating margin expansion was partially offset by unfavorable impacts of 50 basis points from increases in restructuring and realignment costs as compared to the prior year. Operating margin increases included 930 basis points of favorable operating impacts, driven by 560 basis points from price realization and 350 basis points from productivity savings. Margin expansion was offset by negative operating impacts of 660 basis points driven by 370 basis points of inflation, 90 basis points of increased inventory management costs, 80 basis points of increased spending on strategic investments, 70 basis points of unfavorable volume, and 50 basis points of increased employee related costs. Excluding restructuring and realignment costs, adjusted operating income was $251 million (adjusted operating margin of 18.0%) for the nine months ended September 30, 2023 as compared to adjusted operating income of $201 million (adjusted operating margin of 15.3%) for the nine months ended September 30, 2023.
Adjusted EBITDA was $267 million (adjusted EBITDA margin of 19.1%) for the nine months ended September 30, 2023, a increase of $50 million, or 2.6%, when compared to adjusted EBITDA of $217 million (adjusted EBITDA margin of 16.5% ) during the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin.

Measurement & Control Solutions
Operating income for our Measurement & Control Solutions segment was $27 million (operating margin of 6.1%) during the third quarter of 2023, an increase of $29 million, or 1,450.0%, when compared to operating loss of $2 million (operating margin of (0.6%)) during the prior year, or a total increase of 670 basis points. Operating margin expansion included favorable impacts of 360 basis points from acquired intangible asset amortization, restructuring and realignment costs and special charges as compared to the prior year. Additionally, operating margin expansion included 1,090 basis points of favorable operating impacts, consisting of 480 basis points of favorable volume, 350 basis points of productivity savings and 260 basis points of price realization. Margin expansion was offset by negative operating impacts of 780 basis points driven by 350 basis points of inflation, 190 basis points of increased employee costs, 90 basis points of increased spending on strategic investments, and 50 basis points of increased inventory management costs. Excluding acquired intangible asset amortization, restructuring and realignment costs and special charges, adjusted operating income was $50 million (adjusted operating margin of 11.4%) for the third quarter of 2023 as compared to adjusted operating income of $29 million (adjusted operating margin of 8.3%) for the third quarter of 2022.
Adjusted EBITDA was $69 million (adjusted EBITDA margin of 15.7%) for the third quarter of 2023, an increase of $21 million, or 1.9%, when compared to adjusted EBITDA of $48 million (adjusted EBITDA margin of 13.8%) during the prior year. The increase in adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from the relative impact of depreciation and software amortization expense.
Operating income for our Measurement & Control Solutions segment was $73 million (operating margin of 5.8%) during the nine months ended September 30, 2023, an increase of $90 million, or 529.4%, when compared to operating loss of $17 million (operating margin of (1.7)%) during the prior year, or a total increase of 750 basis points. Operating margin expansion included favorable impacts of 210 basis points from the net changes to acquired intangible asset amortization, restructuring and realignment costs and special charges as compared to the prior year. Additionally, operating margin expansion included 1,470 basis points of favorable operating impacts, driven by 760 basis points of favorable volume, 350 basis points of price realization and 350 basis points of productivity savings. Margin expansion was offset by negative operating impacts of 930 basis points driven by 390 basis points of inflation, 120 basis points due to unfavorable mix, 90 basis points related to increased spending on strategic investments, 90 basis points of increased employee costs, and 80 basis points related to inventory management costs. Excluding acquired intangible asset amortization, special charges and restructuring and realignment costs, adjusted operating income was $140 million (adjusted operating margin of 11.1%) for the third quarter of 2023 as compared to adjusted operating income of $54 million (adjusted operating margin of 5.4%) for the third quarter of 2022.
Adjusted EBITDA was $197 million (adjusted EBITDA margin of 15.6%) for the nine months ended September 30, 2023, an increase of $88 million, or 4.8%, when compared to adjusted EBITDA of $109 million (adjusted EBITDA margin of 10.8%) during the prior year. The increase in adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from the relative impact of share-based compensation, depreciation and software amortization expense.
Integrated Solutions & Services
Operating loss for our Integrated Solutions & Services segment for the three and nine months ended September 30, 2023 was $3 million and $10 million (operating margin of (0.8)% and (2.0)%), respectively. Excluding amortization of acquired intangible asset amortization, special charges and restructuring and realignment costs, adjusted operating income was $49 million and $67 million (adjusted operating margin of 13.3% and 13.6%), respectively.
Adjusted EBITDA for our Integrated Solutions & Services segment for the three and nine months ended September 30, 2023 was $83 million and $113 million, respectively (adjusted EBITDA margin of 22.6% and 22.9%, respectively).
Corporate and Other
Operating loss for corporate and other increased $23 million, or 209%, during the third quarter of 2023 compared to the prior year period. The increase in operating loss for the three months ended September 30, 2023 was primarily due to increased restructuring and realignment costs and special charges related to integration costs resulting from the acquisition of Evoqua. Excluding special charges and restructuring and realignment costs, adjusted operating loss for corporate and other increased $5 million, or 50.0%, for the three months ended September 30, 2023 driven by additional corporate costs related to the Evoqua acquisition, as well as increased spending on strategic investments.

For the nine months ended September 30, 2023, operating loss for corporate and other increased $125 million, or 305%, compared to the same prior year period. The increase in operating loss for the nine months ended September 30, 2023 was primarily driven by special charges related to acquisition related costs resulting from the acquisition of Evoqua and increased restructuring and realignment costs. Excluding special charges and restructuring and realignment costs, adjusted operating loss for corporate and other increased $15 million, or 38.5%, for the nine months ended September 30, 2023, driven additional corporate costs resulting from the acquisition of Evoqua, and increased spending on strategic investments.
Interest Expense
Interest expense was $14 million for the three months ended September 30, 2023, compared to $12 million for the comparable prior year period. The increase in interest expense was primarily driven by a term loan entered into in May 2023 for use in funding the acquisition of Evoqua and securitization and equipment financing facilities assumed as part of our acquisition of Evoqua. Partially offsetting these items was a reduction of interest expense incurred in 2022 related to our 2.25% Senior Notes due 2023 that were paid off in December 2022.
For the nine months ended September 30, 2023 interest expense was $35 million compared to $37 million for the nine months ended September 30, 2022. The decrease in interest expense was primarily driven by a reduction of interest expense incurred during 2022 related to our 2.250% Senior Notes due 2023 that were paid off in December 2022 and reduced expense generated by cross currency swaps. Partially offsetting these items was interest expense on several debt facilities, including a term loan entered into in May 2023 for use in funding the acquisition of Evoqua, securitization and equipment financing facilities assumed as part of our acquisition of Evoqua and commercial paper. See Note 9, “Derivative Financial Instruments” and Note 12, "Credit Facilities and Debt," of our condensed consolidated financial statements for a description of our net investment hedges and credit facilities and long-term debt, respectively.
Income Tax Expense
The income tax provision for the three months ended September 30, 2023 was $33 million resulting in an effective tax rate of 17.8%, compared to a $5 million expense resulting in an effective tax rate of 27.8% for the same period in 2022. The income tax provision for the nine months ended September 30, 2023 was $82 million resulting in an effective tax rate of 19.3%, compared to a $45 million expense resulting in an effective tax rate of 17.8% for the same period in 2022. The effective tax rate for the three and nine month periods ended September 30, 2023 was lower than the U.S. federal statutory rate primarily due to the favorable impact of earnings mix partially offset by the GILTI inclusion and nondeductible transaction costs.

Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Nine Months Ended
	September 30,
(in millions)	2023	2022	Change
Operating activities	$382	$234	$148
Investing activities	(539)	(123)	(416)
Financing activities	(71)	(210)	139
Foreign exchange (a)	(11)	(64)	53
Total	$(239)	$(163)	$(76)
(a)The impact is primarily due to strengthening of the Euro, Chinese Yuan and the Canadian Dollar.
Sources and Uses of Liquidity
Operating Activities
Cash generated by operating activities was $382 million for the nine months ended September 30, 2023 as compared to $234 million in the comparable prior year period. The increase in cash provided was primarily driven lower investment in inventory, reflecting a reduction in safety stock levels and the timing of shipments, and higher cash earnings. Higher tax payments, the investment in a distribution agreement of select technology and the payment of transaction costs associated with the acquisition of Evoqua partially offset these items.
Investing Activities
Cash used in investing activities was $539 million for the nine months ended September 30, 2023 as compared to $123 million in the comparable prior year period. The increase in cash used reflects payments related to the acquisition of Evoqua, cash paid for equity investments and increased capital expenditures. Cash received from the sale of businesses and cash received from the termination of acquired interest rate swaps partially offset these items.
Financing Activities
Cash used by financing activities was $71 million for the nine months ended September 30, 2023 as compared to cash used of $210 million in the comparable prior year period. The decrease in cash used was primarily driven by cash received from a new term loan facility, a reduction in stock repurchases and proceeds from the exercise of employee stock options. The repayment of a receivables securitization program, higher dividend payments partially offset these cash inflows.
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

Based on our current global cash positions, cash flows from operations and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements and service debt and other obligations in both the U.S. and outside of the U.S. during the year. Currently, we have available liquidity of approximately $1.7 billion, consisting of $705 million of cash and $1 billion of available credit facilities as disclosed in Note 12, "Credit Facilities and Debt", of our condensed consolidated financial statements.
Risks related to these items are described in our risk factor disclosures referenced under “Item 1A. Risk Factors" in our 2022 Annual Report.
Credit Facilities & Long-Term Contractual Commitments
See Note 12, "Credit Facilities and Debt," of our condensed consolidated financial statements for a description of our credit facilities and long-term debt.
Non-U.S. Operations
We generated approximately 57% and 53% of our revenue from non-U.S. operations for the three and nine months ended September 30, 2023, respectively, and approximately 53% and 54% the three months ended September 30, 2022, respectively. As we continue to grow our operations in the emerging markets and elsewhere outside of the U.S., we expect to continue to generate significant revenue from non-U.S. operations and expect that a substantial portion of our cash will be held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost-effective to do so. We continually review our domestic and foreign cash profile and our, expected future cash generation and investment opportunities, and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations.
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

PART II

ITEM 1.             LEGAL PROCEEDINGS
From time to time, we are involved in legal and regulatory proceedings that are incidental to the operation of our businesses (or the business operations of previously owned entities). These proceedings may seek remedies relating to matters including environmental, tax, intellectual property, acquisitions or divestitures, product liability, property damage, personal injury, privacy, employment, labor and pension, government investigations or contract issues and commercial or contractual disputes.
Evoqua previously disclosed in its public filings that the United States Attorney’s Office for the District of Massachusetts was investigating whether financial misstatements were made in Evoqua’s public filings and earnings announcements. That investigation has been moved to the United States Attorney’s Office for the District of Rhode Island. The Company is cooperating with the investigation and cannot predict its outcome. We currently believe that it will not have a material adverse effect on our business, financial condition, results of operations, or prospects.
See Note 18, "Commitments and Contingencies," to the condensed consolidated financial statements for further information and any updates.

ITEM 1A.           RISK FACTORS
There have been no material changes from the risk factors previously disclosed in "Item 1A. Risk Factors" of our 2022 Annual Report and the material changes in our risk factors previous disclosed in "Item 1A. Risk Factors" of our Form 10-Q for the six months ended June 30, 2023.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended September 30, 2023:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
7/1/23 - 7/31/23	—	—	—	$182
8/1/23 - 8/31/23	—	—	—	$182
9/1/23 - 9/30/23	—	—	—	$182
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under this program for the three months ended September 30, 2023. There are up to $182 million in shares that may still be purchased under this plan as of September 30, 2023.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.             OTHER INFORMATION
(c) Trading Plans
During the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6.             EXHIBITS
See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number		Description	Location

3.1		Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2		Fifth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on November 15, 2022 (CIK No. 1524472, File No. 1-35229).

10.1	#	Transition Services Agreement entered into between Patrick Decker and Xylem Inc. dated September 1, 2023	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 8-K filed on September 5, 2023 (CIK 1524472, File No. 1-35229)

10.2	#	Transition Services Agreement between Sandra Rowland and Xylem Inc. dated September 1, 2023	Incorporated by reference to Exhibit 10.2 of Xylem Inc.’s Form 8-K filed on September 5, 2023 (CIK 1524472, File No. 1-35229)

10.3	#	Letter Agreement between Xylem Inc. and William K. Grogan	Filed herewith.

31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

101.0	The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104.0		The cover page from Xylem Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2023 formatted in Inline XBRL and contained in Exhibit 101.0.

# Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri McShane
Geri McShane
Vice President, Controller and Chief Accounting Officer

October 31, 2023