Form 10-K
period 2023-12-31
Xylem Inc.
filed 2024-02-28
CIK 1524472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2023 was approximately $26.9 billion. As of February 23, 2024, there were 241,770,413 outstanding shares of the registrant’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Shareowners, to be held in May 2024, are incorporated by reference into Part II and Part III of this Report.

Xylem Inc.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2023

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include, among others, the following: the impact of overall industry and general economic conditions, including industrial, governmental, and public and private sector spending, interest rates, inflation and related monetary policy by governments in response to inflation, and the strength of the residential and commercial real estate markets, on economic activity and our operations; geopolitical events, including the ongoing and possible escalation of the conflicts involving Russia and Ukraine, and the Middle East, as well as regulatory, economic and other risks associated with our global sales and operations, including those related to domestic content requirements applicable to projects receiving governmental funding; manufacturing and operating cost increases due to macroeconomic conditions, including inflation, energy supply, supply chain shortages, logistics challenges, tight labor markets, prevailing price changes, tariffs and other factors; demand for our products, disruption, competition or pricing pressures in the markets we serve; cybersecurity incidents or other disruptions of information technology systems on which we rely, or involving our connected products and services; lack of availability or delays in receiving parts and raw materials from our supply chain, including electronic components (in particular, semiconductors); disruptions in operations at our facilities or that of third parties upon which we rely; uncertainty related to the realization of the benefits and synergies from our acquisition of Evoqua Water Technologies Corp.; safe and compliant treatment and handling of water, wastewater and hazardous materials; failure to successfully execute large projects, including with respect to meeting performance guarantees and customers’ budgets, timelines and safety requirements; our ability to retain and attract leadership and other diverse and key talent, as well as competition for overall talent and labor; defects, security, warranty and liability claims, and recalls related to our products; uncertainty around restructuring and realignment actions and related costs and savings; our ability to execute strategic investments for growth, including related to acquisitions and divestitures; availability, regulation or interference with radio spectrum used by certain of our products; volatility in served markets or impacts on our business and operations due to weather conditions, including the effects of climate change; risks related to our sustainability commitments and related disclosures; fluctuations in foreign currency exchange rates; difficulty predicting our financial results; risk of future impairments to goodwill and other intangible assets; changes in our effective tax rates or tax expenses; financial market risks related to our pension and other defined benefit plans; failure to comply with, or changes in, laws or regulations, including those pertaining to our business conduct, operations, products and services, including anti-corruption, data privacy and security, trade, competition, the environment, climate change and health and safety; legal, governmental or regulatory claims, investigations or proceedings and associated contingent liabilities; matters related to intellectual property infringement or expiration of rights; and other factors set forth under “Item 1A. Risk Factors” in this Report and in subsequent filings we make with the Securities and Exchange Commission (“SEC”).
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

ITEM 1.        BUSINESS
Business Overview
Xylem is a leading global water technology company with 2023 revenues of $7.4 billion and approximately 23,000 employees worldwide. We design, manufacture and service highly engineered products and solutions across a wide variety of critical applications primarily in the water sector. Our broad portfolio of products, services and solutions addresses customer needs of scarcity, resilience, quality, and affordability across the water cycle, from the delivery, treatment, measurement and use of drinking water, to the collection, testing, analysis and treatment of wastewater, to the return of water to the environment.
We have differentiated market positions in core application areas including transport, treatment, dewatering, analytic instrumentation and measurement, smart metering, infrastructure assessment services, digital software solutions for utilities, industrial processes, outsourced water services, filtration and separation, applied water systems for commercial and residential business services, disinfection, wastewater treatment, and anodes. Setting us apart is a unique set of global assets that include:

•Market-leading brands, some of which have been in use for more than 100 years
•Global distribution networks consisting of direct sales forces and independent channel partners serving a diverse customer base in approximately 150 countries
•A substantial global installed base across the water cycle that provides for steady recurring and replacement revenue
•A strong history of bringing innovative products, solutions, and business models to customers
•A dedicated, experienced, qualified and technologically advanced group of employees focused on safely satisfying our customers' requirements in the water and energy spaces
•A strong financial position and cash generation profile that enables us to fund strategic organic and inorganic growth initiatives, and consistently return capital to shareholders
•A demonstrated commitment to corporate governance, social and environmental sustainability and delivering a positive impact to our customers, communities and employees

Our Industry
Our vision is to create a world in which water issues are no longer a constraint to health, prosperity and sustainable development.
Our planet faces serious water challenges. Less than 1% of the total water available on earth is fresh water, and these supplies are threatened by factors such as the draining of aquifers, increased pollution and the effects of climate change. Demand for fresh water is rising rapidly due to population growth, industrial expansion, and increased agricultural development, with consumption estimated to double every 20 years. It is expected that there will be a 40% gap between global water supply and demand by 2030. Even in developed countries with sufficient clean water supply, existing water supply infrastructure is aging and often inefficient. In the U.S., deteriorating pipe systems, theft or inaccurate meters result in approximately one out of every six gallons of treated water being lost prior to reaching the end customer. This problem of "non-revenue" water is a major financial challenge of many utilities globally, especially in developing markets where non-revenue water can represent 10% to 60% or more of net water produced. These and other challenges create opportunities for growth in the global water industry. We estimate the total addressable market size of the global water industry, excluding operational expenditures related to labor, energy, and chemicals, to be approximately $700 billion.

Global water needs cannot be met without streamlining the water industry’s cost structure with technologies that fundamentally change the provision and management of water. We compete in areas that are pivotal to improving "water affordability," "water quality," and "resilience", while reducing the impact of "water scarcity". "Water affordability" refers to the more efficient delivery, use and treatment of clean water and wastewater. "Water quality" refers to the suitability of water for a particular use based on its physical, chemical and biological characteristics. "Resilience" refers to the management of water-related risks, including climate change mitigation, and the resilience of water infrastructure. "Water scarcity" refers to the management of limited supplies of water due to climate change, overpopulation and pollution. Our customers often face all four of these challenges, ranging from inefficient and aging water distribution networks and energy-intensive or unreliable water and wastewater management systems (requiring improvements in water affordability); droughts and pollution which limit the amount of water readily available (causing water scarcity); or exposure to natural disasters such as floods or droughts (requiring improvements in resilience). Additionally, we also provide solutions to enhance communications and efficiency, improve safety and conserve resources to customers in the water sector. Delivering value in these areas creates significant opportunity for the Company.

The Global Water Industry Value Chain
The water industry value chain includes Equipment, Technology and Services companies, like Xylem, that address the unique challenges and demands of a diverse customer base. This customer base includes water and wastewater utilities that supply, treat and monitor clean water or transport, treat and analyze wastewater or storm water through an infrastructure network, and engineering, procurement and construction ("EPC") firms and third party contractors, that work with utilities to design and build water and wastewater infrastructure networks, as depicted below. Utilities and other customers require products, solutions, services, technology and application expertise from their Equipment, Technology and Services providers to address trends such as rising pollution, stricter regulations, increasing operational costs and the increased outsourcing of process knowledge. In addition to utilities, Equipment, Technology and Service companies also provide distinct technologies and application expertise and services to a wide array of entities, including farms, mines, power plants, industrial facilities (such as food and beverage and pharmaceutical manufacturers) and residential and commercial customers seeking to address similar trends.
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

•Grow in the Emerging Markets. We continue to invest in regionalizing our capabilities in the emerging markets. We will continue building innovation, product management and engineering teams in these regions, expanding our market coverage in key growth markets such as China, India, Eastern Europe, Latin America and Africa. We seek to address the base of the pyramid population by providing water and sanitation needs with new and fit-for-market product portfolios, solutions, and business models.
•Strengthen Innovation and Technology. We seek to create new customer offerings that help them solve water challenges more powerfully than ever before, while also providing our company with rapid, profitable, growth opportunities. We are focused on building and enabling infrastructure for digital growth by making our hardware, networks and software applications interoperable and creating a common software experience. This will further strengthen our core product offerings, and deliver strategic, sustainable innovations and insightful data analytics that help us tap into new markets through advanced technology and new business models.
•Build a High Impact Culture. We seek to continue embedding a continuous improvement mindset throughout the Company, to further improve our efficiency, simplify our business and manage costs to support continued growth. We are committed to eliminating business complexity by streamlining internal bureaucracy and expanding standard business platforms and processes to help people do their jobs. This will result in freeing up time to ensure that we focus on work that creates customer value. Other focus areas include removing unnecessary costs from our end-to-end value chain to free up resources for growth; and building resilience and sustainability into our supply chain to protect our ability to serve customers.
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
Business Segments, Distribution and Competitive Landscape
We have four reportable business segments that are aligned around the critical market applications they provide: Water Infrastructure, Applied Water, Measurement and Control Solutions and Integrated Solutions and Services. See Note 21, “Segment and Geographic Data,” in our consolidated financial statements for financial information about segments and geographic areas.

The table and descriptions below provide an overview of our business segments:

	Market Applications	2023 Revenue (in millions)	% Revenue	Major Products	Primary Brands

Water Infrastructure	Transport	$2,172	73%	• Water and wastewater pumps • Filtration, disinfection and biological treatment equipment • Mobile dewatering equipment and rental services	•ADI •Flygt •Godwin •Ionpure •Leopold •Magneto •Neptune Benson •Sanitaire •Wallace & Tiernan •Wedeco •Xylem Vue
	Treatment	795	27%
		$2,967	100%

Applied Water	Building Solutions	$1,025	55%	• Pumps • Valves • Heat exchangers • Controls • Dispensing equipment systems	• A-C Fire Pump • Bell & Gossett • Flojet • Goulds Water Technology • Jabsco • Lowara • Standard Xchange • Xylem Vue
	Industrial Water	828	45%
		$1,853	100%

Measurement and Control Solutions	Water	$1,354	78%	• Smart meters • Networked communication devices • Data analytics • Test equipment • Controls • Sensor devices • Software & managed services • Critical infrastructure services	• Pure Technologies • Sensus • Smith Blair • WTW • YSI • Xylem Vue
	Energy	375	22%
		$1,729	100%

Integrated Solutions and Services		$815	100%

•Preventative maintenance services
•Rapid response mobile services
•Digitally enabled/outsourced solutions
•Process and wastewater systems
•Environmental remediation
•Odor and corrosion control
•Filtration
•Reverse osmosis
•Ion exchange
•Continuous deionization

					•AquaPro •WaterOne •Ion Pure

Water Infrastructure
Our Water Infrastructure segment primarily supports the process that collects water from a source, treats it and distributes it to users, and then treats and returns the wastewater responsibly to the environment through two closely linked applications: Transport and Treatment. The Transport application also includes sales and rental of specialty dewatering pumps, scalable products, and related equipment, technology, and services, which provide the safe removal or draining of groundwater and surface water from construction sites or other industrial sites and bypass pumping for the repair of aging utility infrastructure, as well as emergency water transport and removal during severe weather events.
The customer base consists of two primary end markets: utility and industrial. The utility market includes public, private and public-private entities that support water, wastewater and storm water networks. The industrial market includes customers that require similar water and wastewater infrastructure applications to support various industrial operations.
Water Infrastructure sells primarily through direct channels with remaining sales through indirect channels and service capabilities. Both utility and industrial facility customers increasingly require our teams’ global but locally proficient expertise to use our equipment in their specific applications. Several trends are increasing demand for this application expertise: (i) the increase in both the type and amount of contaminants found in the water supply, (ii) increasing environmental regulations, (iii) the need to increase system resilience and efficiencies to optimize energy and other operational costs, (iv) the retirement of an aging water industry workforce that has not been systematically renewed at utilities and other end-user customers, and (v) the build-out of water infrastructure in the emerging markets.
Given the highly fragmented nature of the water industry, the Water Infrastructure segment competes with a large number of businesses and no one business competes across all the markets Water Infrastructure serves. We differentiate ourselves in the market by focusing on product and service performance, quality and reliability, innovation, speed to market with new or disruptive technologies and business models, application expertise, brand reputation, energy efficiency, product security, product life-cycle cost, timeliness of delivery, proximity of service centers, effectiveness of our distribution channels, price and customers' experience in doing business with us. Increasingly digital solutions and analytics are important competitive differentiators. We are actively expanding our capabilities in these areas and integrating them together with our legacy technologies and service offerings as well as capabilities from other Xylem business units to present ever more compelling solutions to our customers. In the sale or rental of products and provision of services, we benefit from our large installed base, which requires maintenance, repair and replacement parts due to the critical application and nature of the products and the conditions under which they operate. Timeliness of delivery, quality and the proximity of service centers are important customer considerations when selecting a provider for after-market products and services as well as equipment rentals. In geographic regions where we are locally positioned to provide a quick response, customers have historically relied on us, rather than our competitors, for after-market products relating to our highly engineered and customized solutions. Our key competitors in the Water Infrastructure segment include KSB Inc., Sulzer Ltd., Grundfos, United Rentals, Trojan (Veralto Corporation), Veolia, De Nora, and ProMinent.
Applied Water
Applied Water encompasses the uses of water to serve a diverse set of customers in the commercial, residential and industrial end markets. Residential consumers represent the end users in the residential market, while owners and managers of properties such as apartment buildings, retail stores, institutional buildings, restaurants, schools/universities, hospitals and hotels are examples of end users in the commercial market. The industrial market includes original equipment manufacturers ("OEMs"), exploration and production firms, agricultural customers, and developers and managers of industrial facilities, such as electrical power generators, chemical manufacturers, machine shops, clothing manufacturers, marine, food and beverage companies and car washes.
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

Measurement and Control Solutions
Measurement and Control Solutions develops advanced technology solutions that enable intelligent use and conservation of critical water and energy resources. The segment delivers communications, smart metering, measurement and control capabilities and critical infrastructure technologies that allow customers to more effectively use their distribution networks for the delivery, monitoring and control of critical resources such as water, electricity and natural gas. We also provide analytical instrumentation used to measure and analyze water quality, flow and level in clean water, wastewater, outdoor water environments. Additionally, we offer software and services including cloud-based analytics, remote monitoring and data management, leak detection, condition assessment, asset management and pressure monitoring solutions.
At the heart of our leading technologies are automation, data management and decision support. Communications networks enable customers to automate and optimize meter reading, bill customers, monitor flow rates and detect and enable rapid response to changing and unsafe conditions. In short, they provide insight into operations and enable our customers to manage the entire scope of their operations remotely through their networks and to optimize their operational costs. At the center of our offering is the FlexNet communication network, which provides a common communications platform and infrastructure for essential metering services. This two-way communication technology remotely connects a wide variety of smart points in a given network with protocols, frequently on Federal Communications Commission ("FCC") licensed spectrum in the U.S., to enable reliable, resilient and secure transmissions. These technologies allow our customers to remotely and continuously monitor their water and energy distribution infrastructure, prioritize and manage maintenance, and use data to optimize many aspects of their networks. Our digital software solutions complement these offerings with intelligent applications that help utility decision-makers manage and maintain their networks more effectively in real time.
The majority of our sales in the U.S. are conducted through strong, long-standing relationships with leading distributors and dedicated channel partners for the water and energy markets. Internationally, direct sales are often made in markets without established distribution channels; however, some distribution channels are used in more developed markets. A direct sales approach, with key account management, is employed for large utilities and government programs.
Macro growth drivers include increasing regulation, aging infrastructure and worldwide movement towards smart grid implementation and automated meter infrastructure (“AMI"). Water scarcity and conservation, as well as the need to prevent revenue loss (via inaccurate meter readings, leaks or theft) are among the drivers of smart meter and leak detection technologies.
Our Sensus-branded meters are well positioned in the smart metering sector, the fastest growing sector of the global meter industry. We set ourselves apart in the industry by focusing on our communication network, innovation, new product development and service offerings that deliver tangible savings from efficiency of operating costs in meter reading and billing, as well as reduction of non-revenue water through improved meter accuracy, reduced theft and identification of leaks. Our YSI and WTW-branded instruments have a strong position in the analytical instrumentation market and provide critical readings of various water quality, level and flow parameters for customers. We provide a differentiated offering in the reliability and accuracy of our products often in rugged, remote, and hazardous locations. Our Pure Technologies equipment and services are also well positioned in the leak detection sector, which is attracting considerable attention as aging infrastructure and increased regulatory scrutiny exert pressure on operating budgets. Our key competitors in the Measurement and Control Solutions segment include Itron, Badger Meter, Landis+Gyr, Neptune (Roper), Kamstrup, Echologics (Mueller Water Products), Hach (Veralto Corporation) and Teledyne.
Integrated Solutions and Services
Our Integrated Solutions and Services segment provides application-specific solutions and full lifecycle services to treat process water, utility water, and wastewater for customers in a variety of end markets. Integrated Solutions and Services also provides odor and corrosion control services and drinking water treatment systems for municipalities. Integrated Solutions and Services offers customers outsourced water service contracts, capital systems and related recurring aftermarket services, parts and consumables, and emergency services. Our outsourced water service contracts include short-term service deionization contracts, averaging one to two years in duration, longer-term build-own-operate contracts, averaging eight to ten years in duration, and event driven mobile fleet deployments, including a growing portfolio of digitally connected technologies encompassed in our Water One® service platform. Key capital and related aftermarket service and product offerings include filtration, reverse osmosis, ion exchange and continuous deionization.
Integrated Solutions and Services supports service and aftermarket sales through what we believe to be the largest integrated industrial service branch network in North America, which is comprised of approximately 1,060 highly qualified professionals in field service and application engineering roles and our extensive fleet of mobile reverse osmosis and deionization water treatment systems. This is complemented by our digitally connected Water One® service platform, which uniquely combines our water expertise, proactive service, proven technology, and data intelligence to continually improve customers’ water operation management. Our remote monitoring capabilities enable us to optimize our routine service calls through predictive analytics and provide customers a more predictable, cost-efficient water solution.
Integrated Solutions and Services partners with customers through our direct sales and service team, which is organized geographically and by end market and is complemented by an inside sales force, field sales engineers, and a growing e-commerce platform.
Our key competitors in the Integrated Solutions and Services segment include Veolia, Ecolab, MPW Industrial Services, and Ovivo.
Geographic Profile
The table below illustrates the annual revenue and percentage of revenue by geographic area for each of the three years ended December 31.

	Revenue
(in millions)	2023		2022		2021
	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total
United States	$3,956	54%	$2,573	47%	$2,280	44%
Western Europe	1,655	22%	1,411	26%	1,414	27%
Emerging Markets (a)	1,182	16%	1,074	19%	1,066	21%
Other	571	8%	464	8%	435	8%
Total	$7,364		$5,522		$5,195
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
Customers
Our business is not dependent on any single customer or a few customers, the loss of which would have a material adverse effect on our Company. No individual customer accounted for more than 5% of our consolidated revenues in 2023, 2022 or 2021.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules, and delays occur from time to time. Total backlog was $5,088 million at December 31, 2023 and $3,605 million at December 31, 2022. We anticipate that approximately 55% of the backlog at December 31, 2023 will be recognized as revenue during 2024.
Research and Development
Research and development (“R&D”) is a key foundation of our growth strategy and we focus on the design and development of products, services, solutions and application know-how that address anticipated customer needs and emerging trends. Our engineers are involved in new product, service, and solution development as well as improvement of existing products, services and solutions to increase customer value. Our businesses invest substantial resources into R&D. We anticipate we will continue to develop and invest in our R&D capabilities to promote a steady flow of innovative, high-quality and reliable products and integrated solutions to further strengthen our position in the markets we serve. In addition to investments made in software development, which were capitalized, we incurred $232 million, $206 million, and $204 million as a result of R&D investment spending in 2023, 2022 and 2021, respectively.
We have R&D and development capabilities around the world. R&D activities are initially conducted in our technology centers, located in conjunction with some of our major manufacturing facilities to enable an efficient and robust development process. We have several global technical centers and local development teams around the world where we are supporting global needs and accelerating the customization of our products, services, and solutions to address local needs. In some cases, our R&D activities are conducted at our piloting and testing facilities and at strategic customer sites. These piloting and testing facilities enable us to serve our strategic markets globally. As part of expanding our bandwidth and to increase our access to technology, we have built innovation eco-system partnerships with academic institutions as well as other technology firms, start-up accelerators and venture capital organizations.
Capitalized Software
We offer software as a product or service directly to external customers, which is included within "Other intangible assets, net" on our Consolidated Balance Sheets. As of December 31, 2023 and 2022 we had net capitalized software used in sales and services to external customers of $209 million and $213 million, respectively.
Intellectual Property
We generally seek patent protection for inventions that we believe will improve our competitive position and are not suitable to be kept as a trade secret. While we own, control or license a significant number of patents, trade secrets, proprietary information, trademarks, trade names, copyrights and other intellectual property rights which, in the aggregate, are of material importance to our business, management believes that our business, as a whole, as well as each of our business segments, is not materially dependent on any one intellectual property right or related group of such rights.
Patents, patent applications and license agreements expire or terminate over time by operation of law, in accordance with their terms or otherwise. As the portfolio of our patents, patent applications and license agreements has evolved over time, we do not expect the expiration of any specific patent to have a material adverse effect on our financial position or results of operations.

Governmental Regulations
Environmental Regulations
Our global operations are subject to various laws and regulations governing the environment and climate change, such as those promulgated by the U.S. Environmental Protection Agency and similar state and foreign environmental agencies, including related to the discharge of pollutants and the management and disposal of hazardous substances. While environmental and climate change laws and regulations are subject to change, such changes can be difficult to predict reliably and the timing of potential changes is uncertain. Management does not believe, based on current circumstances, that compliance costs pursuant to such regulations will have a material adverse effect on our financial position or results of operations. However, the effect of future legislative or regulatory changes could be material to our financial condition or results of operations.
We continue to be dedicated to environmental and sustainability programs to minimize the use of natural resources, reduce the utilization and generation of hazardous materials from our processes and remediate identified environmental concerns. We are currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at a number of current and former manufacturing facilities. We do not anticipate these liabilities will have a material adverse effect on our consolidated financial position or results of operations. At December 31, 2023, we had estimated and accrued $4 million related to environmental matters.

Other Regulations
As a company with global operations, we are subject to complex U.S. federal, state and local and foreign laws, regulations, and permits in the countries where we conduct business, including related to trade, such as tariffs, imports and exports; anti-bribery and corruption; antitrust and competition; data security and privacy, such as the EU General Data Protection Regulation (“GDPR”) and the China Personal Information Protection Law ('PIPL"); use of regulated radio spectrum, including that of the U.S. FCC; lobbying activity; health and safety; the environment; air emissions; potable and non-potable water; wastewater discharge; and the generation, handling, storage, use, transport, treatment and disposal of non-hazardous and hazardous materials and wastes, among other matters. We have policies and procedures in place to promote compliance with these laws, regulations, and permits. Additional information about the impact of government regulations on Xylem’s business is included in Item 1A. “Risk Factors” under the headings Risks Related to Our Business and Operations, Risks Related to Financial and Tax, and Risks Related to Legal and Regulatory.
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
We believe our financial performance and commitment to sustainability go hand in hand. Xylem approaches business sustainability as a way to generate economic value while also creating value for society, thus meeting the needs of both. Accordingly, in 2019, we evolved our approach to leverage sustainability in our decision-making toward long-term value creation for our shareholders, customers, employees and communities in which we operate and we announced an ambitious slate of 2025 Sustainability goals. The progress towards these goals can be found in our 2022 Sustainability Report, which is aligned to the Global Reporting Initiative and the Sustainability Accounting Standards Board frameworks.
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
Additionally, in 2021, Xylem announced our commitment to reach Net Zero greenhouse gas ("GHG") emissions before 2050 across our value chain, further aligning our long-term commitment to sustainability with sector-wide moves towards reduced carbon footprint. In 2022, we submitted our 2030 GHG reduction targets to the Science Based Target Initiative for validation. As of December 31, 2023, we are working to determine the impact of the Evoqua Water Technologies Corp. ("Evoqua") acquisition on these targets.

In 2023, we entered into a five-year revolving credit facility (the "2023 Credit Facility") with Citibank, N.A., as Administrative Agent, and a syndicate of lenders. The 2023 Credit Facility includes a pricing grid that determines the applicable margin based on Xylem's credit rating, with a further adjustment based on Xylem's achievement of certain sustainability related key performance indicators (the "KPIs"). Facility fees under the 2023 Credit Facility are also adjusted based on Xylem's credit rating and the KPIs. In 2022, we announced investments in CNote’s Impact Cash™ platform, a mechanism through which we invest and deposit cash at scale in community finance institutions that strengthen and transform underserved communities. In 2021, in partnership with Goldman Sachs, we continued our work towards further integrating our business and finance strategies with sustainability by creating a cash account tied to performance of select 2025 Sustainability goals. In 2020, Xylem completed a $1 billion Green Bond offering in senior unsecured notes, consisting of $500 million of 1.950% senior notes due in January 2028 and $500 million of 2.250% senior notes due in January 2031. The proceeds of this offering were allocated to green projects that help improve water accessibility, water affordability, and water systems resilience. Additionally, during the first quarter of 2021, we issued a special grant to certain employees of less than 0.1 million ESG performance share units.

Human Capital
Our colleagues around the globe are united in a shared purpose – to solve water – and, as such, are key to the Company’s success and execution of our strategy. We seek to foster a high-impact culture - that is, one in which our colleagues are inspired to innovate, empowered to lead, and accountable to deliver – creating an environment that is mission-driven, people-centered, diverse, equitable and inclusive. We believe that our overall success and long-term growth depend, in part, on our continued ability to attract and retain diverse and highly skilled colleagues, including senior leaders and individuals with skills in our strategic competencies, such as engineering, innovation, digital technologies, sales excellence, sustainability and product and project management, as well as production, field service and technical services talent. The market for individuals with these competencies is increasingly competitive, but we believe our culture is a differentiator and therefore important to our ability to attract and retain employees.
As of December 31, 2023, Xylem employed approximately 23,000 employees worldwide. We have approximately 9,300 employees in the U.S., 7,800 in Western Europe, and 4,700 in the Emerging Markets, with the remaining 1,000 in other geographies in which we operate. Approximately 11% of our U.S. colleagues are represented by labor unions. In certain foreign countries, our colleagues are represented by work councils. We believe that our relations with our employees are good, including with our employees that are represented by labor unions and/or works councils.
We conduct regular employee engagement surveys and listening sessions to understand our employees’ perspectives, identify areas for additional focus and establish action plans. In 2023, we changed our approach in order to gather more frequent and specific feedback from our wired colleagues through shorter, pulse surveys that provide insights into employee engagement, customer focus, company culture and organizational effectiveness. In addition, we periodically conduct ad hoc surveys to gain insights into other relevant topics, including well-being, safety and professional development.
Our Vision and Values
Our vision and values provide the foundation for how we want to grow as a company, as well as the inspiration for how we want to behave as industry leaders and ethical corporate citizens. Our vision is to create a world in which water issues are no longer a constraint to health, prosperity, and sustainable development. We devote our technology, time and talent to advance the smarter use of water and our colleagues are guided by our core values:
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
Diversity, Equity and Inclusion
We are committed to a workplace that creates a sense of belonging for everyone: where all our colleagues feel involved, respected, valued, heard, connected, able to bring their authentic selves to the workplace, and empowered to do their best work. We believe that Xylem is strongest when we embrace the power of diversity, equity and inclusion to drive innovation, make us more competitive, positively impact employee and customer satisfaction and the Company’s performance, better serve the communities in which we operate, create value for our shareholders and other stakeholders, and advance social equity.
Our commitment to fostering a global, diverse, equitable and inclusive environment starts with our Board of Directors and senior leadership team members, who represent a broad spectrum of backgrounds, identities and perspectives. We believe that the diversity of our Board of Directors and senior leadership enhances our ability to evolve and execute our business strategy and to attract and retain diverse and highly-qualified talent, and also fuels our commitment to foster an environment of inclusion and provide our colleagues with equitable access to opportunities.
As of December 31, 2023, 25% of our colleagues globally identify as female; in the U.S., 26% of our colleagues identify as U.S. minorities. These and other diversity and inclusion metrics are included in our regular business reviews to provide transparency and drive accountability by highlighting progress on goals and outlining steps to achieve them, grounded in merit-based retention, promotion and recruitment. In addition, we publicly disclose various workforce metrics regarding gender, age and racial and ethnic diversity, including our U.S. EEO-1 report. Key strategies for becoming a more diverse organization—and incorporating broader experiences, skill sets, and perspectives into our work— include expanding sourcing channels for diverse talent through external diversity partnerships and affiliations, and prioritizing diverse candidate slates when filling professional roles to increase the pool of qualified candidates considered.
We offer Employee Network Groups, which are voluntary, employee-led groups formed by people with a common affinity, such as gender, race, sexual orientation and gender identity, military status or other attributes. Each Employee Network Group is sponsored and supported by one or more senior leaders and all groups are open to all employees regardless of any diversity attributes with which they may identify. Collectively, approximately 4,400 colleagues participate as members of our network groups.
Health and Safety
Protecting the safety, health and well-being of our colleagues is one of our highest priorities. We have a strong Environmental, Health and Safety program that focuses on governance, risk reduction, training and education, and leadership accountability to provide our colleagues with safe and healthy workplaces.
Based on historical employee engagement survey feedback, we have augmented our holistic well-being strategies, including the expansion of our Employee Assistance Program support across the globe and mental health awareness training to our people leaders.
Compensation and Benefits
Xylem strives to provide our colleagues with competitive compensation and benefits and takes a total rewards approach that integrates programs for compensation, benefits, recognition and work-life balance. In 2022, for our U.S. colleagues, we enhanced our paid parental leave and short-term disability coverage, provided for flexible time off for exempt colleagues, and expanded our health and welfare benefits, including with respect to reproductive care. While individual program components may differ by country, role or level, our culture and commitment to results and equity remain constant. We are currently conducting a pay equity assessment based on gender and U.S. minority classifications and will use the results of this assessment to continue to support our commitment to equitable pay by role.
We seek to align our human capital and sustainability strategies to support our high-impact culture and further our shared value approach, which are both designed to generate long-term economic and social value for our investors and other stakeholders. Accordingly, in 2021, the Company expanded its sustainability-linked compensation for all of our senior leaders, as well as a broader group of executives, through a special, one-time grant of performance share units with goals that are based on 5 of our strategically transformative 2025 Sustainability goals. We continue to expand our long-term incentive program to reach deeper in the organization to recognize key talent and top performers and attract and retain digital talent.
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
We prioritize employee engagement through regular, year-round discussions focused on performance feedback and development, opportunities to work on special projects, and volunteer activities involving Watermark, our corporate responsibility program, as well as Xylem Ignite, our youth engagement program. In 2023, approximately 89% of our colleagues participated in employee-led volunteerism, including through Watermark, enhancing the Company’s commitment to employee development, retention, recruiting and collaboration in the communities where we live and work. Our Employee Network Groups foster inclusion and support the development of our colleagues by offering formal and informal leadership opportunities and creating visibility for colleagues.
Labor Relations
Xylem recognizes the work of labor organizations, works councils and trade unions to better the lives of working people. Accordingly, Xylem respects the legal rights of its employees to join or to refrain from joining such organizations. An employee’s decision to join or not join a labor organization will in no way result in any discrimination against that employee. Xylem informs managers at all levels of the importance of respecting the rights of colleagues to organize or be represented. We work to establish favorable employment conditions that promote positive relationships between our colleagues and their managers, facilitate communication among our colleagues and support their development.
Evoqua Acquisition
Xylem recognizes that the retention and integration of key talent is critical to the success of our acquisition of Evoqua. Accordingly, in connection with this acquisition, we provided cash and stock incentives to help retain and motivate key colleagues. We held change management sessions for people leaders whose teams were most affected by the acquisition and communicated extensively with our colleagues to help with integration, including visits by members of our senior leadership team to key sites for town halls and individual discussions with our colleagues as well as other targeted outreach to key talent.
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

These risk factors do not identify all of the risks we face. Our business is also subject to general risks that affect many other companies. In addition, we operate in a continually changing business, economic and geopolitical environment and as a result, new risk factors, or changes to our risk profile, may emerge from time to time. Risks not currently known to us, or that we currently believe are immaterial, may impact our business, operations, financial condition or share price. The global macroeconomic and geopolitical climate amplify many of the risks below. Risks in this section are grouped in the following categories: (1) Risks Related to Geopolitical, Macroeconomic and Industry Factors; (2) Risks Related to Our Business and Operations; (3) Risks Related to Financial and Tax; and (4) Risks Related to Legal and Regulatory. Many risks affect more than one category, and as a result the risks are not in order of significance or probability of occurrence.
Risks Related to Geopolitical, Macroeconomic and Industry Factors
Industry and economic conditions may adversely affect our markets and our customers’ operating conditions, which can in turn affect our business, results of operations and financial condition.
With sales in approximately 150 countries, we compete across a wide range of geographies and end markets. Economic and industry factors that have had, or could in the future have, a material impacted on our businesses and demand for our products and services include: (i) the overall strength of, and our customers’ confidence in, local and global macroeconomic conditions; (ii) inflation and related monetary policy actions by governments in response to inflation, (iii) overall strength of industrial, governmental, public and private sector spending; (iv) overall strength of the industrial, residential and commercial real estate markets; (v) federal, state, local and municipal governmental fiscal, trade and procurement laws, regulations and policies, including as respects domestic content; (vi) the availability of commercial financing for our customers and end-users; and (vii) the degree of funding for our public sector customers, including for water infrastructure investments. Macroeconomic impacts, including actual or potential recession, and supply chain dynamics, including supply shortages, logistics challenges, tight labor markets, inflation, and significant government debt and deficit levels, have had, and continue to have, a material adverse effect on our business and results of operations. Future economic slowdowns or recession, or other prolonged downturns in the global economy or our markets could have material adverse effects on our business, financial condition, cash flows, results of operations and stock price.
Our business may be materially adversely affected by geopolitical, regulatory, economic, foreign exchange and other risks associated with our global sales, supply chain and operations.
In 2023, 54% of our total revenue was from sales to U.S. customers and 46% was from sales to customers outside the U.S. We expect our sales from international operations and export sales to continue to be a significant portion of our revenue. Many of our manufacturing operations, employees, suppliers and distribution channels are located outside of the U.S. Our operations, supply chain and sales both within the U.S. and internationally are subject, in varying degrees, to risks and uncertainties inherent in doing business globally, including:
•economic nationalism, populism, protectionism, anti-global sentiment and changes in trade protection measures, including embargoes, tariffs and other trade barriers, import and export regulations, licensing requirements, and new and existing domestic content requirements for projects receiving governmental funding;
•instability of and impacts from the evolving global geopolitical environment, including concerning the relationships among the U.S., European Union, Middle East, Russia, China, Taiwan, or other foreign countries, and the international community at large;
•threat, outbreak, uncertainty or escalation of terrorism, political instability, insurrection, war or other armed conflict, including between Russia and Ukraine and the Middle East, and the potential for regional escalation;
•threat or outbreak of epidemics, global health crises or pandemics, and related uncertainties;
•changes in tax laws and potential negative consequences from the interpretation, application and enforcement by governmental tax authorities of tax laws and policies, as well as changes in other laws and regulations or how such provisions are interpreted or administered;

•disruptions in global or regional supply chains, our operations, or those of third parties upon which we rely, including due to labor disruptions, supply shortages, and freight and logistics challenges;
•unanticipated regulatory changes or unfavorable circumstances arising from host country laws or regulations, including those related to infrastructure and data transmission, security and privacy;
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
In the year ended December 31, 2023, 16% of our total revenues were generated in emerging markets and we have placed a particular emphasis in our strategy on increasing our growth and presence in emerging markets, including China, India, and key markets in Africa, Middle East and Southeast Asia. Beyond the general risks that we face outside the U.S., our operations in emerging markets are subject to additional risks and uncertainties, including: (i) governments may impose or increase withholding or other taxes on remittances and other payments to us; (ii) governments may seek to nationalize our assets; (iii) governments may impose or increase investment barriers or other restrictions affecting our business; (iv) difficulty in enforcing commercial agreements or collecting receivables; (v) challenges protecting our intellectual property and other assets; (vi) pricing pressure on our products and services; (viii) higher business conduct risks; and (ix) challenges in our ability to attract and retain qualified talent and labor. We cannot predict the impact that such factors might have on our business, financial condition, cash flows, results of operations and stock price.
We have significant sales, operations and direct or indirect suppliers located in China, which have been in the past, or could in the future be, adversely affected by: i) China’s evolving laws, regulations and policies, including as respects public health crises, import and export tariffs and restrictions, and information security and privacy, and ii) changes in the political and geopolitical environment involving China, including U.S.-China or China-Taiwan relations. The U.S.’s imposition of tariffs on goods imported from China or deemed to be of Chinese origin, as well as the potential for new tariffs, other governmental actions, trade embargoes or sanctions by the U.S., or countermeasures imposed by China in response, has in the past and could in the future have an adverse direct or indirect impact our global supply chain, manufacturing costs, business and operating results. Geopolitical changes in China-Taiwan relations could disrupt the operations of several companies in Taiwan that are critical to our complex global supply chain for semiconductors (“chips”) and other electronic components. Such changes could have significant negative effects on the global semiconductor industry and could adversely affect our ability to manufacture our digitally-enabled products, such as pumps, controllers and smart meters.
In the year ended December 31, 2023, 54% of our revenues were from sales to U.S. customers, which included sales of some products for federally funded projects. We expect our U.S. sales in 2024 and beyond to be similar. However, on a case-by-case basis, we may not be able to successfully compete for a federally funded project as some of our products may not comply with the domestic content requirements of the U.S. Buy America mandate under the Infrastructure Investment and Jobs Act (“IIJA”) or other federally funded projects. We continue to evaluate and implement mitigation measures around sourcing and localization of manufacturing for our most significantly impacted product lines, as well as consider alternative products that may meet both project specifications and domestic content requirements, but there is no guarantee that we will be able in all cases to meet applicable domestic content requirements of a project or across all our product lines. While governmental exemptions and waivers may be issued that negate the application of the Buy America mandate for some or all of our potential sales into IIJA and other federally funded projects, it is uncertain whether and to what extent such exemptions or waivers may be issued. An inability to meet applicable domestic content requirements could have a material adverse impact on our business, financial condition or results of operations.
Inflation, tariffs, customs duties and other increases in manufacturing and operating costs have, and could continue to, adversely affect our cash flows and results of operations.
Our operating costs are subject to fluctuations, particularly due to volatility or changes in prices for commodities, parts, raw materials, energy and related utilities, freight and logistics, and the cost of labor., Price volatility and changes have been and may continue to be driven by a variety of factors, such as inflation, tight labor markets, prevailing price levels, exchange rates, changes in trade agreements, tariffs and other trade protection measures, and other economic factors. Throughout 2023 our operating costs were adversely impacted by price inflation, including the cost of certain raw materials, components, energy, commodities, freight and logistics, which could continue in 2024 to varying degrees depending, in part, on broader macroeconomic or geopolitical conditions. For example, we have significant manufacturing operations in Europe, which could be adversely impacted by increased energy costs related to an actual or potential escalation in the ongoing Russia-Ukraine conflict. Our global supply chain includes shipping routes through the Red Sea, where vessels have been and may continue to be impacted by armed conflicts involving rebel groups; and continued conflicts or escalation of conflict in the Middle East could adversely impact our logistics costs and could also result in an increase in our costs for energy and supplies, and potentially delay shipments to customers. Additionally, the U.S. has enacted various trade actions, including imposing tariffs on certain goods we import from China and other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the U.S., or further retaliatory trade measures taken by China or other countries, could increase the cost of our products. We may not be able to offset increases in our manufacturing costs through price increases or productivity. Further, in a declining price environment, our operating margins may contract because we account for inventory using the first-in, first-out method. Actions we take to mitigate volatility in manufacturing and operating costs may not be successful and, as a result, our business, financial condition, cash flows and results of operations could be materially and adversely affected.
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
Our competitive position and future growth depend upon a number of factors, including our ability to successfully: (i) innovate, develop, bring to market and maintain competitive, compelling, secure and efficient technologies, products and services, business models and customer experience, to address emerging regulations and trends and meet customers’ needs (including those related to digitization of water, social, environmental and sustainability matters), (ii) defend our market share against an ever-expanding number of competitors, many of which are new and non-traditional from outside our industry, such as large technology firms, or those in the emerging markets, (iii) enhance our product and service offerings by adding innovative features, increased efficiency or disruptive or emerging technologies, such as artificial intelligence, that differentiate them from those of our competitors and prevent commoditization, (iv) continue to invest in, cultivate, develop and maintain our distribution network of channel partners, (v) attract, develop and retain individuals with the requisite innovation, digital and technical capabilities, expertise and understanding of customers’ needs to develop and commercialize new technologies, products and services, (vi) continue to leverage and expand our external ecosystem of innovation partners with joint venture partners, universities, venture capital, the start-up of community and other technology firms, (vii) continue to invest in our manufacturing, research and development, engineering, sales and marketing, and digitization of customer service and support tools, (viii) win large contracts and execute them on schedule and on budget, (ix) optimize our supply chain and manufacturing to enable predictable and efficient delivery to customers, and (x) compete for business subject to applicable governmental procurement laws, regulations and policies, including new and existing sustainability and domestic content requirements in the U.S. and globally, as they may evolve over time.
We may not be successful in maintaining our competitive position, which could adversely affect our business, financial condition, cash flows or results of operations. The failure of our technologies, products or services to maintain and gain market acceptance due to more attractive offerings, the failure of our products to comply with governmental regulations or policies, or customers’ slower-than-expected adoption of and investment in our new and innovative technologies could significantly reduce our revenues or market share and adversely affect our competitive position. Pricing pressures could cause us to adjust the prices of certain products, services or projects to stay competitive, or we may not be able to continue to win large contracts, which could adversely affect our market share and competitive position.

Cybersecurity incidents and related data breaches or other disruptions to our enterprise information technology and operations, or to our connected products and services, including those of third parties on which we or our customers rely, could materially and adversely affect our business.
Our enterprise consists of our businesses, functions, operations, manufacturing and employees. We rely on information technology, including operational technology, and communications networks to run our manufacturing processes and equipment, to enable business processes, and to process, transmit, store and manage our electronic information, including confidential business information and data relating to employees, customers or other business partners. We also rely on key third parties, including: i) direct and indirect suppliers, ii) strategic joint venture partners that provide certain aspects of our digital services and offerings, iii) contract manufacturers, iv) cloud-based service providers, and v) outsourced business process providers, including in the areas of Information Technology, Finance, Human Resources, Procurement and Travel. Together, we depend on information technology infrastructure and communication networks for access to reliable and secure networks in order to run our and their businesses. Regardless of protection measures, all information technology and communications networks are inherently susceptible to damage or disruption due to causes such as: equipment, system or application failure, including as a result of maintenance, obsolescence, unsupportability or age; human error or malfeasance; vandalism; natural disaster; fire; power, communication or other utility outage or failure; and cybersecurity incidents, including ransomware, denial-of-service, malware, phishing, and computer viruses. In addition to damage or disruption, these cybersecurity incidents may lead to security and data breaches.
We provide certain digitally-enabled or internet-connected products, such as pumps, controllers, meters and other equipment, and services, such as Water One® and other remote monitoring capabilities, condition assessment, and an interoperability platform via a strategic joint venture partner. These products and services are used by us and our customers for operational purposes or to collect data. Our connected products and services are inherently susceptible to damage or disruption from a myriad of causes as described above, including cybersecurity incidents. Cybersecurity incidents may impact hardware, software and information installed, stored or transmitted by our products and services after they have been purchased and incorporated into customers’ and other third parties’ products, facilities, systems or infrastructure, including critical infrastructure applications. While we attempt to provide our customers with measures to safeguard our products and services from cybersecurity threats, the potential for a cybersecurity incident remains. In addition, certain of our customers continue to use digitally enabled products that we designed, manufactured and sold at a time when current security features were not available.
A cybersecurity Incident or other damage or disruption to information technology and communications networks or involving our connected products and services may have adverse effects on us, our customers or third parties on which we rely, including: interference with operations and services, potentially with public health and safety risks involving certain of our customers; disruption of production, supply chain, shipments, billing, collections and customer service; disruption to data analytics; disruption to remote monitoring and control of operational systems; unauthorized access, disclosure, misappropriation, misuse, destruction, compromise or theft of our financial, operational or other proprietary information, including intellectual property and trade secrets, or data pertaining to our employees, customers or suppliers; damage to employee, customer and business partner relationships; recall of our products; legal claims, proceedings or regulatory enforcement actions, and fines or penalties; increased costs to prevent, respond to or mitigate cybersecurity incidents; and damage our brands and reputation. Moreover, a delay in or failure to detect a cybersecurity incident or the full extent of an incident could exacerbate the effects of the incident. As such, any of the foregoing could have a material adverse effect on our reputation, competitive position, results of operations, cash flows or financial condition.
To mitigate reliability and cybersecurity risks related to our enterprise and connected products and services, we maintain relevant policies, standards, procedures and technologies that are applicable to all Xylem employees and contractors, including: patching; passwords; network and data access, including requirements and rights; business continuity and disaster recovery; monitoring for external and insider risks; obsolescence or end-of-life of operating technologies or applications’ operating systems; IT general computing controls; secure software development. We are also operationalizing our strategy to establish segmentation between our information technology and operational technology. As implementation and compliance is the responsibility of employees across the enterprise, we cannot guarantee adherence in all instances with our policies, standards and procedures, or that our technologies will be sufficient to fully mitigate the aforementioned or evolving risks.
We, and some third parties upon which we rely, have in the past experienced cybersecurity incidents or other attempts to gain unauthorized access to our information technology and connected products and services. As technology evolves, we may continue to experience such events, likely with more frequency and involving a broader range of devices and more sophisticated modes of attack. To date, none have resulted in any material adverse impact to or theft, misuse or loss of information of our business, operations, products and services, or customers.

We have implemented processes, procedures and technologies designed to detect and respond to cybersecurity incidents and mitigate potential risks associated with cybersecurity threats and incidents involving our information technology, products and services. However, because the timing, nature and modes of cybersecurity attacks and incidents change frequently, evolve and are unpredictable, and because unauthorized accesses may be difficult to detect for long periods of time, we may be unable to anticipate these intrusions or implement adequate protective or remedial measures.
While we maintain insurance coverage designed to address certain aspects of business interruption and cybersecurity risks, it may not be sufficient to cover all losses or all types of claims. Although we continue to assess the aforementioned risks, implement policies, processes, standards, measures, technologies and redundancies to mitigate these risks and perform business continuity and disaster recovery planning, we cannot be sure that cybersecurity incidents or other disruptions with material adverse effects will not occur, or that our business continuity and disaster recovery efforts will be effective and adequate.
Lack of or delay in availability of products, parts, raw materials and energy from our supply chain or the inability of suppliers to meet delivery and other requirements, could adversely affect our business.
Our business relies on a large and complex network of suppliers (and their suppliers), including contract manufacturers and subcontractors to perform manufacturing and customer-related services for us, as well as commodity markets and freight and logistics providers to secure and ship finished goods and raw materials, parts, electronic components and other components used in our products. We expect that our reliance on, and the complexity of, the supply chain and contract manufacturers and subcontractors will continue to be significant and, in some cases, increase.
Parts and raw materials commonly used in our products include motors, fabricated parts, castings, magnets, bearings, seals, batteries, PCBs and electronic components, including semiconductors, as well as commodities, including steel, brass, nickel, copper, aluminum and plastics. We are exposed to the availability of these items, which throughout 2023 have been and may in the future be subject to delay, curtailment or change due to, among other things, macroeconomic factors including: supply and demand dynamics; labor shortages or disputes; changes in the strategy or production planning of suppliers including decisions to exit production of key components upon which we rely; interruptions in suppliers' production, including as a result of fire or natural disaster; the impaired financial condition of a particular supplier; suppliers’ capacity allocations to other purchasers; changes in trade agreements and trade protection measures including tariffs, exchange rates and prevailing price levels; ability to meet regulatory requirements; weather emergencies and the effects of climate change; public health crises; and threatened or actual terrorism, armed conflict or war, including the ongoing conflicts between Russia and Ukraine, in the Middle East, and rebel attacks on commercial vessels in the Red Sea. Any threatened or actual escalation of the aforementioned conflicts and related impacts, such as disruption to or increased cost of energy supply or logistics, could delay or interrupt our supplies from suppliers. We have also experienced, and continue to experience, fluctuating freight and logistics costs, delivery delays related to port congestion and other logistics-related challenges. Although we have insurance related to business continuity and supply chain, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or will be adequate to cover any or all aspects of supply chain disruptions.
Some of our key components are available only from a sole- or single-source supplier or a limited group of suppliers and so we are subject to supply and pricing risk. In addition, if a sole- or single-source supplier were to cease or interrupt production or otherwise fail to supply a key component to us, it could adversely affect our production, revenues and operating results.
As a result of global market supply and demand dynamics, we have in the past and could in the future experience shortages, capacity constraints and delays in the supply of raw materials, parts, and components, including chips and other electronic components. While supply conditions eased throughout 2023, if disruptions occur in the future (including related to the aforementioned risk of disruption in the global semiconductor industry due to China-Taiwan geopolitical issues), or if our efforts to mitigate these shortages and disruptions are insufficient or unsuccessful, we may be delayed or unable to execute on our backlog, fill new customer orders or timely deliver products to our customers and therefore could have a material adverse effect on our business, financial condition or results of operations.
A material disruption to any of our facilities or operations, or that of third parties upon which we rely, may adversely affect our business and financial performance.
Our facilities, operations and business rely on a complex and highly reactive global supply chain, including suppliers (and their suppliers), some of which are a single- or sole-source, distributors, contract manufacturers, subcontractors, joint venture partners, utilities providers, and freight and logistics providers. In addition, we outsource to vendors certain critical business processes and activities, including in the areas of Finance, Human Resources, Procurement, Travel and Information Technology. Certain of our businesses require that we or our subcontractors have access to customer sites to provide our products and services. Our facilities and operations and certain customers, contract manufacturers, subcontractors or other third parties on which we rely, have experienced, and may in the future experience, disruptions or delays resulting from an actual or threatened event or circumstance, including due to: a significant equipment, technological or system failure; natural disaster; weather event or effects of climate change; power or energy curtailment or outage; water or communications outage; fire; explosion; critical supply chain failure; terrorism; cybersecurity attack; political disruption; outbreak of a pandemic or other public health crisis; insurrection; armed conflict or war, including the ongoing conflicts involving Russia and Ukraine, the Middle East, and rebel attacks on vessels in the Red Sea; labor dispute, stoppage or slowdown; technology failure; lack of financial viability or other reason. In addition, our facilities or those of third parties upon which we rely operate in certain circumstances with equipment and manufacturing technology that may be unique and difficult to replace or involve long lead times for replacement. A significant disruption to any of our facilities or operations, or that of customers or third parties on which we rely, could cause material adverse impacts on our operations and business, including an inability to meet customer demand or contractual commitments, increased costs and reduced sales, and could also impact our business processes and activities, including our ability to timely report financial results. Any interruption may be lengthy, have lasting effects, require a significant amount of management and other employees' time and focus, and require us to make substantial expenditures to mitigate the situation, which could negatively affect our operations, business processes and activities, profitability, financial condition and reputation. Any recovery under our insurance policies may not offset the lost sales, increased costs, or longer term loss of suppliers, sales or customers that we may experience as a result of a disruption. Although we continue to assess these risks, implement mitigation plans and perform business continuity and disaster recovery planning, we cannot guarantee that interruptions with material adverse effects on our operational and financial performance will not occur.
We may not realize some or all the expected benefits and synergies from our acquisition of Evoqua.
On May 24, 2023, we completed the acquisition of Evoqua. The success of this acquisition will depend, in part, on our ability to realize the anticipated benefits from combining our and Evoqua’s businesses. We have and continue to devote substantial management attention and resources to the integration of the combined company’s business practices and operations so that we can fully realize the anticipated benefits of the acquisition, including cost and revenue synergies. Nonetheless, difficulties may arise during the integration process that could result in the failure to achieve the anticipated cost or revenue synergies, including: loss of key talent that may be difficult to replace; disruption of the combined company’s ongoing business; inconsistencies in each company’s standards, controls, procedures and policies; and our ability to maintain and expand relationships with customers, partners, suppliers or creditors. As a result, the anticipated benefits of the acquisition may not be realized fully within the expected timeframe or at all, may take longer to realize, or may cost more than expected, which could materially and adversely affect our business, results of operations or financial condition, as well as adversely impact the stock price of the combined company.
Water and wastewater treatment operations, including those related to emerging contaminants, as well as the generation, handling, storage, use, transport, treatment, release or disposal of hazardous materials may result in contamination, environmental, personal or other liabilities or pose other significant risks that could cause us to incur significant costs and reputational harm.
Water and wastewater treatment involve various unique risks and require compliance with a variety of laws or regulations, including the Clean Water Act and the Safe Drinking Water Act. If our treatment systems fail or do not operate properly, or if there is a spill, untreated or partially treated wastewater could discharge onto property or into nearby bodies of water and groundwater, causing various liabilities, damages and injuries, including environmental. In addition, a number of emerging contaminants might be found in water that we treat, including PFAS, PFOA, selenium, micro-plastics, chemicals or pathogens, that may cause illness or death if not eliminated during the treatment process,. Liabilities resulting from such events, damages and injuries could materially adversely affect our business, financial condition, results of operations or prospects. Changes in environmental requirements, laws and regulations, or increased public awareness around the presence and health impacts of human-made chemicals and naturally occurring contaminants in drinking water, could increase or decrease demand for our products and services, increase our cost of operations, result in the obsolescence of our products, or lead to an interruption of suspension of our operations.
Furthermore, certain of our business activities, such as those of our historical Integrated Solutions and Services segment and new Water Solutions and Services segment , include manufacturing and waste recycling and treatment processes that currently involve the use, treatment, storage, transfer, handling and/or disposal of non-hazardous and hazardous materials, chemicals and wastes, which are subject to applicable federal, state, and local laws and regulations. The cost of compliance with these laws and regulations may become significant, result in increased operating costs or require additional investment in facilities, and therefore could have a material adverse effect on our business, financial condition, results of operations or prospects. These business activities also create a risk of accidental contamination or injury to our employees, customers and other third parties, the general public (as end-users of our industrial and municipal customers’ products and services), and the environment. As such, these activities create a risk of significant legal and environmental liabilities and reputational damage. For example, under applicable environmental laws and regulations, including RCRA and CERCLA, we could be strictly, jointly and severally liable for releases of regulated substances by us at our current or former properties or the properties of others, or by other businesses that previously owned or used our current or former properties. We could also be liable or incur reputational damage if we transport such materials, generate hazardous materials or wastes, or merely arrange for their transportation, disposal, or treatment, and they are subsequently released or cause harm. If our business activities and water and wastewater treatment operations result in legal or environmental claims, damage or liabilities, including those described above, we could incur significant costs, liabilities or reputational damage in connection with legal defense, investigation, remediation of environmental contamination, damage to property or natural resources or personal injuries. Such costs and liabilities could exceed any applicable insurance coverage we may have.
If we are unable to successfully execute large projects or meet customers’ timelines, budget, performance and safety requirements, this could have a material adverse effect on our sales and profitability.
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
Furthermore, our project-based customers typically require performance guarantees around the effluent produced by our water treatment equipment and services. Failure of our products and services to meet performance guarantees may require additional engineering, replacement of parts and equipment and frequent replacement of consumables, monetary reimbursement to a customer, or could otherwise increase our costs or result in liability to our customers. There are significant uncertainties and judgments involved in estimating performance guarantee obligations, including changing product designs, differences in customer installation processes and failure to identify or disclaim certain variables in a customer’s influent. To the extent that we incur substantial performance guarantee claims in any period, our reputation, earnings, and ability to obtain future business could be materially adversely affected.
Many of our customers also have safety performance requirements that we must meet to be allowed access to their sites to perform our services, install our products and execute projects. Risks arising from unsafe products or performance by our employees include, among other things, delays in or suspension of site access to service or timely deliver our products. Workplace accidents or near-accidents, product-related accidents, or the failure to follow our own or our customers’ safety policies could also damage our reputation or our customers’ perception of our safety record, which could have a material adverse impact on demand for our products and services, result in additional costs to our business, the loss of customers or litigation against us, or increase government or regulatory oversight over us.
Failure to retain our existing leadership, engineering, technology, sales, services and other key talents or the inability to attract new qualified and diverse talent could negatively impact our business.
Our success depends to a significant extent on our ability to attract and retain highly qualified and diverse employees in leadership positions, and in strategic or core competencies, including engineering, innovation, digital technologies, commercial excellence, service, and project management, as well as general production-related talent. The market for highly skilled talent, leaders and labor in our industry remains highly competitive. As a result, our success in attracting and retaining employees, particularly in the areas of services, digital technologies, innovation and data science, has depended, and will continue to depend, on our ability to offer attractive career growth opportunities, work arrangements, compensation, and benefits, and also policies and ways of working that support employee well-being. In addition, we continue to evolve our culture, where colleagues are inspired to innovate, empowered to lead and accountable to deliver, and includes advancing diversity, equity and inclusion. These aspects of our culture have been and will remain critical to attracting and retaining talent needed to execute our strategy, while also driving innovation, remaining competitive and creating long-term value. We also need to continue to develop qualified talent to support business growth and robust succession plans, both of which are critical to our long-term success. A failure to attract or retain highly engaged and skilled talent and labor could adversely affect our ability to meet and exceed the needs of our customers, operate and grow our business and execute our strategy.
Defects, unanticipated or improper use or inadequate disclosures concerning our products could adversely affect our business, reputation and financial condition and results of operations.
Defects, inadequacies or quality issues in the manufacture, design, software, security or service of our products (including finished goods, parts or components that we source from third parties), unanticipated or improper use, or inadequate disclosure of risks relating to the use of our products, could result in product safety, product security, regulatory or environmental risks, including personal injury, death, and property or environmental damage. These events could also lead to product recalls, safety or security alerts, or result in the removal of a product from the market, issuance of credits, warranty or liability claims or contractual damages against us. Although we have liability insurance, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or will be adequate to cover any or all aspects of liability claims. Manufacturing, design, software, security or service defects or inadequacies may therefore result in significant costs, decreased profitability, negative publicity, and reputational damage, that could reduce demand for our products and have material adverse impacts on our business, financial condition and results of operations.
We may not achieve some or all of the expected benefits of our restructuring and realignment plans or our restructuring and realignment may adversely affect our business.
From time to time, we have and may continue to initiate restructuring and realignment actions for various reasons, including to optimize our cost structure, improve our operational efficiency and effectiveness, and enable us to better serve our customers, or in response to impacts from business and economic conditions. We are also engaged in a multi-year effort to transform many of our support functions and related technologies, including Finance, Human Resources and Procurement. Challenges with the enabling technologies and delays in implementing planned restructuring and realignment activities have delayed the realization of some of the expected operational and financial benefits from such actions. We may not be able to obtain all of the cost savings and benefits that were initially anticipated in connection with our restructuring and realignment plans. Additionally, as a result of these plans, we may experience a loss of continuity or accumulated knowledge or inefficiencies during transitional periods and ongoing operations. Realignment and restructuring require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business.
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
The execution of our strategy includes acquisitions and divestitures, which we may be unable to successfully execute.
To execute our growth strategy, we plan to continue to realign and enhance our portfolio by pursuing the acquisition of companies, assets, technologies, product lines and customer channels that complement or expand our existing business or improve our competitive position, and divesting non-core or less strategic businesses. We may not be able to complete acquisitions or divestitures with favorable terms or timing or at all, or obtain financing that may be needed to consummate acquisitions. In addition, our results of operations may be adversely impacted by: (i) the failure to efficiently, effectively and timely integrate acquired businesses into our operations, technology, financial and other systems, (ii) the failure of acquired businesses to meet or exceed expected returns, which in the past has led to, and in the future may lead to, accounting impairments, (iii) the discovery of unanticipated liabilities, labor relations difficulties, cybersecurity concerns, control or compliance issues, or other issues for which we lack contractual protections, insurance or indemnities. Failure to successfully execute our growth strategy via acquisitions and successfully integrate these acquisitions could adversely affect our competitive position, business, financial condition or results of operations.
Acquisitions involve a number of risks and present financial, managerial and operational challenges, including: diversion of management’s time and attention from existing businesses and operations; insufficient internal controls over financial or compliance activities or financial reporting; the failure to realize expected synergies; impact our ability to achieve our sustainability commitments; the assumption of new material risks associated with the acquired businesses; and the loss of key employees of the acquired businesses. As a result, the anticipated benefits of acquisitions may not be realized fully within the expected timeframe or at all, may take longer to realize, or may cost more than expected, which could materially and adversely affect our business, results of operations or financial condition.
A significant portion of our products and offerings in our Measurement and Control Solutions segment are affected by the availability, regulation of and interference with radio spectrum that we use.
A significant portion of the offerings in our Measurement and Control Solutions segment use radio spectrum, which is subject to government regulation. To the extent we introduce new products designed for use in the U.S. or another country, such products may require significant modification or redesign in order to meet frequency requirements and other regulatory specifications. Limitations on frequency availability or the cost of making necessary modifications may preclude us from selling our products in certain countries. The regulations that govern our use of radio spectrum may change or new products may be allowed under the regulations that cause interference with our products, which may require us to modify our products or seek new partnerships. In addition, we may not be able to secure suitable partners for co-development of products. An inability or delay in modifying our products to meet such requirements, or the cost of completing such modifications, could have material adverse effects on our business, financial condition, and results of operations.
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
Outside the U.S., certain of our products require the use of radio frequency and are subject to regulations. In some jurisdictions, radio station licenses may be granted for a fixed term and must be periodically renewed. Our advanced and smart metering systems offerings transmit to (and receive information from, if applicable) handheld, mobile, or fixed network reading devices in licensed bands made available to us through strategic partnerships and are reliant, to some extent, on the licensed spectrum continuing to be available through our partners or our customers. We may be unable to find partners or customers that have access to sufficient frequencies in some markets to sustain or develop our planned operations, or that have access to sufficient frequencies at a commercially feasible price or at all.
Weather conditions, including the effects of climate change as well as associated efforts by governmental or regulatory authorities to mitigate such effects, may cause volatility in our served markets and affect our businesses, operations and financial results.
The unpredictable nature, frequency, severity and changes in weather events, patterns and related conditions, such as heavy flooding, prolonged droughts, wildfires, rainfall amounts and intensity, sea levels, and fluctuations in temperatures, including as a result of climate change, can positively or negatively impact portions of our business and therefore result in volatility in our financial results. For example, certain events may disrupt the operations of our customers, creating customer shutdowns that prevent site access or defer our performance of services or sale of equipment. Heavy flooding and rain events may increase demand for our solutions that help manage water and stormwater overflows or remove and transfer excess or unwanted water. Prolonged drought conditions may increase demand for our pumping technology used in agriculture and turf irrigation applications. Demand for water reuse applications, such as those provided by our treatment business, may also increase as communities look to address water scarcity challenges. Fluctuations in temperatures may result in varying demand for our products used in residential and commercial hydronic applications, where homes and buildings use circulating water to heat and cool living spaces. Severe weather events and other effects of climate change have also caused, and may in the future cause, disruptions to our facilities and operations, and those of our customers and suppliers. In 2021, a physical risk analysis of legacy Xylem facilities using the Task Force on Climate Related Financial Disclosures framework indicated that certain of our facilities are at moderate risk for exposure to water stress, coldwave and wildfire impacts due to the effects of climate change. While we continue to assess these risks, implement mitigation plans and perform business continuity and disaster recovery planning, we cannot be sure that disruptions with material adverse effects will not occur.
In addition, certain of our products, services and solutions assist our customers in meeting increasingly stringent scarcity, efficiency, environmental and safety requirements, including via laws or regulations enacted for the purpose of limiting greenhouse gas emissions or making water supplies more resilient, cleaner and safer. Our future growth is dependent in part on the impact and timing of potential new laws and regulations, as well as potential changes to existing laws and regulations. If stricter laws or regulations are delayed, not enacted, repealed, amended to be less strict, not enforced or are enacted with prolonged phase‑in periods, demand for our products and services may be reduced. We are currently unable to predict whether changes to laws and regulations will affect demand for our products and services. To the extent that such changes increase uncertainty or have a negative impact on us, our business, financial condition, results of operations or prospects may be materially and adversely impacted.
Our sustainability commitments, goals, targets, objectives and initiatives, and our public statements and disclosures regarding them, expose us to numerous risks.
We have and will continue to establish goals, targets, and other objectives related to sustainability matters, including our sustainability goals and commitments to Science-Based Targets aligned to limiting global temperature increase to 1.5°C above pre-industrial level, in line with the Paris Agreement, by 2030 and net zero greenhouse gas (“GHG”) emissions (Scope 1, 2 and 3) before 2050. Achieving these goals and commitments will require evolving our business, making capital investments and developing technologies that might not currently exist. We might incur additional expenses or be required to recognize impairment charges in connection with our efforts. These commitments, goals, targets and other objectives reflect our current plans and there is no guarantee that they will be achieved. Our efforts to research, establish, accomplish and accurately report on these commitments, goals, targets and objectives expose us to operational, reputational, financial, legal, and other risks. Our ability to achieve any stated commitment, goal, target, or objective is subject to factors and conditions, many of which are outside of our control, including the extent to which energy generated from renewable resources is available from the grid, the pace of changes in technology, the availability of requisite financing, and the availability of suppliers that can meet our sustainability and other standards.
We may face increased scrutiny from the investment community, regulators, media and other stakeholders related to our sustainability activities, commitments, goals, targets and objectives, and our methodologies and timelines for pursuing them. At the same time, certain governmental representatives and other stakeholders have increasingly expressed or pursued opposing views, legislation and investment expectations around sustainability initiatives, including the enactment or proposal of “anti-ESG” legislation or policies. We are subject to increasing regulatory requirements around sustainability-related disclosures, including significant rulemaking by the EU related to the Corporate Sustainability Reporting Directive and anticipated rulemaking by the SEC, which may continue to evolve. Complying with regulators’ disclosure requirements may impose substantial additional costs and will require additional resources, including for third-party attestation, to enable the capture, analysis and audit of appropriate data. Any actual or alleged failure to comply with regulatory requirements around disclosures could result in fines, penalties and civil liabilities, and damage to our reputation. Furthermore, if our sustainability reporting and practices do not meet investors, regulators or other stakeholders’ expectations, standards and requirements, or if we are unable to satisfy all stakeholders, our reputation, ability to attract or retain employees, and attractiveness as an investment, business partner or acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our sustainability commitments, goals, targets, and objectives, to comply with ethical, environmental or other standards, regulations, or expectations, or to comply with reporting and disclosure requirements and standards related to these matters, within the timelines we announce, or at all, could have adverse operational, reputational, financial and legal impacts.
Risks Related to Financial and Tax
Our business is subject to foreign currency exchange rate fluctuations.
Sales outside of the U.S. for the year ended December 31, 2023 accounted for approximately 46% of our net sales. We also have significant operations in various locations outside of the U.S. Our principal currency exposures for which we enter into cash flow hedges relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Australian Dollar, and Polish Zloty. Changes in the value of currencies of the countries in which we do business relative to the value of the U.S. Dollar or Euro could affect our ability to sell products competitively and control our cost structure, which has had and may continue to have a material adverse effect on our business, financial condition, cash flows and results of operations. Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. Dollar. The translation risk is primarily concentrated in the exchange rate between the U.S. Dollar and the Euro, British Pound, Canadian Dollar, Chinese Yuan, Australian Dollar, Indian Rupee, and Swedish Krona. As the U.S. Dollar fluctuates against other currencies in which we transact business, revenue and income may be impacted. Strengthening of the U.S. Dollar relative to the Euro and the currencies of the other countries in which we do business, has materially and adversely affected, and could in the future materially and adversely affect, our sales growth and profitability in future periods. Refer to Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" for additional information on foreign exchange risk.

Our financial results may fluctuate from period to period and can be difficult to predict.
Our businesses, including that of our Applied Water segment, are impacted by a substantial amount of short cycle and book-and-bill business, which we have limited visibility into, particularly for the business that we transact through our significant distribution network. In addition, our businesses, including our Measurement and Control Solutions segment, and our legacy Integrated Services and Solutions segment and the new Water Solutions and Services segment, are impacted by long-cycle business including large projects, which could be unexpectedly canceled, or whose timing can change based upon customer requirements due to a number of factors affecting the project that are beyond our knowledge or control, such as funding, readiness of the project and regulatory approvals. We rely on a complex global supply chain, which has been subject to dynamic conditions, volatility, unexpected changes and disruptions due to macroeconomic and geopolitical conditions, including the ongoing conflicts between Russia and Ukraine and the Middle East, and high inflation. These supply chain challenges have affected, and may continue to affect, our cost structure, production and ability to timely fill customer orders. We cannot predict how, when, or if, these conditions will worsen, ease or subside in the future. Accordingly, our financial results for any given period have been and will continue to be difficult to predict.
We may incur additional impairment charges for our goodwill and other indefinite-lived intangible assets which would negatively impact our operating results.
We have a significant amount of goodwill and purchased intangible assets on our Consolidated Balance Sheets as a result of acquisitions. As of December 31, 2023, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled approximately $8 billion. In accordance with generally accepted accounting principles, we evaluate these assets for impairment at least annually, or more frequently if changes in events or circumstances indicate it is more likely than not that a potential impairment could exist. Significant negative industry or economic trends, disruptions to our business or our customers’ business, inability to effectively integrate or scale acquired businesses, increases in cost of capital, unexpected significant changes or planned changes in use of the assets, failure of the FCC to renew radio spectrum licenses, and divestitures and market capitalization declines may cause impairment of our goodwill and other indefinite-lived intangible assets. For example, in 2020 we recorded goodwill impairment charges of $58 million within our Measurement and Control Solutions segment primarily related to the performance of the business of the Pure Technologies Ltd. acquisition ("Pure") (as detailed in Note 12, “Goodwill and Other Intangible Assets”). We did not record goodwill impairment charges within our Measurement and Control Solutions segment in 2021, 2022 or 2023. Material impairment charges have in the past and could in the future adversely affect our results of operations and financial condition.
Changes in our effective tax rates and tax expenses may adversely affect our financial results.
We sell our products in approximately 150 countries and 46% of our revenue was generated outside the U.S. for the year ended December 31, 2023. Given the global nature of our business, a number of factors may increase our effective tax rates and tax expense, including:
•the geographic mix of jurisdictions in which profits are earned and taxed;
•the statutory tax rates and tax laws in jurisdictions in which we conduct business;
•the resolution of tax issues arising from tax examinations by various tax authorities; and
•the valuation of our deferred tax assets and liabilities.
Additionally, tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political and other conditions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. We continue to monitor the developments and tax implications surrounding changes in the global tax environment, including the Organization for Economic Co-operation and Development’s model rules that propose a global minimum tax rate of 15%. Certain countries, including EU member states, have enacted or are expected to enact legislation to be effective as early as 2024, with widespread implementation of a global minimum tax expected by 2025. We will continue to monitor pending legislation and implementation by individual countries and evaluate the potential impact on our business in future periods. Based on currently enacted legislation, we do not expect a material impact on our effective tax rate and cash tax liabilities in the near term. However, additional guidance and details regarding implementation of these rules continue to be released. Any implementation of these rules via domestic legislation of countries or via international treaties could have a material impact on our effective tax rate or result in higher cash tax liabilities.
Our businesses are regularly examined by various tax authorities throughout the world and the resolutions of these examinations do not typically have a significant impact on our effective tax rates and tax expenses, but they could. For example, following an examination regarding aspects of the reorganization of our European business that occurred in 2013, the Swedish tax authority issued a tax assessment to Xylem’s Swedish subsidiary in 2019, which we are appealing as further described in Note 7, “Income Taxes.” This examination as well as other examinations can result in increased tax assessments, and settlement or litigation about the assessments and final resolution could be unfavorable to Xylem. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, including unrecognized tax benefits; however, developments in an audit or litigation could materially and adversely affect us. Although we believe our tax estimates and accruals are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions, accruals and unrecognized tax benefits, which could materially and adversely affect our business, operating results, cash flows and financial condition.
Our pension and other defined benefit plans are subject to financial market risks that could adversely impact our earnings, financial condition and cash flows in future periods.
Certain current and retired employees are covered by pension and other defined benefit plans (collectively, “post-retirement benefit plans”). We make contributions to fund our post-retirement benefit plans when it is necessary or we consider it advantageous to do so. Risks to the Company include significant changes in market interest rates and inflation, decreases in fair value of plan assets, changes in discount rates, or changes in minimum funding requirements established by governments, taxing authorities or other agreements, any of which could increase our funding obligations and adversely impact our earnings, financial condition and cash flows in future periods. In addition to cash funding, we attempt to mitigate these risks, including through investments in assets intended to hedge market risk and in insurance solutions to transfer risk. However, the cost of our post-retirement benefit plans is incurred over long periods of time and involves factors that can be volatile and unpredictable, including rates of return on plan assets, discount rates used to calculate liabilities and expenses, changes in laws , regulatory actions, and changes in actuarial experience and assumptions, which could adversely impact our earnings, results of operations, financial condition and cash flows.
Risks Related to Legal and Regulatory
Failure to comply with laws, regulations and policies related to our business conduct, including the U.S. Foreign Corrupt Practices Act, other applicable anti-corruption laws, trade regulations, and data privacy and security laws, could have a material adverse impact on our business, results of operations, financial condition and reputation.
Given our global operations, we are subject to regulation under a wide variety of U.S. and non-U.S. laws, regulations and policies related to anti-bribery and corruption, trade including tariffs, exports and imports, anti-trust and competition, money laundering, and employment. Our policies mandate compliance with these laws and regulations. The U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act of 2010 and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-corruption laws may conflict with local business customs and practices. We cannot guarantee that our internal controls, policies and procedures will always prevent and protect us from improper conduct by our employees or business partners, including distributors. In the event that we believe or have reason to believe that our employees or business partners have or may have violated applicable laws, regulations or policies, including anti-corruption laws, we are required to investigate the relevant facts and circumstances. This can be expensive and require significant time and attention from senior management. Any violation could result in substantial fines, sanctions, civil and/or criminal penalties, termination of relationships with business partners, or curtailment of operations in certain jurisdictions, and as a result might materially and adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business.
Additionally, to conduct our business and operations, we regularly move data across borders, and consequently we are subject to the continuously evolving legal and regulatory landscape regarding data privacy, data protection and data security, including the California Consumer Protection Act, the EU's General Data Protection Regulation (“GDPR”) and the China Personal Information Protection Law (“PIPL”). The scope of these and other laws that may be applicable to us continues to evolve, is often uncertain and may be conflicting, particularly as respects foreign laws. GDPR greatly increases the jurisdictional reach of EU law and adds a broad array of requirements for handling personal data, including the enforcement of data subject rights, enhanced security requirements, obligations to guarantee EU data subject rights are not compromised in countries outside the EU, and public disclosure of significant data breaches. Other countries, such as China with its PIPL, have enacted or are enacting data localization and security laws, as well as various reporting requirements. All of these evolving legal and operational requirements impose significant costs of compliance that are likely to increase over time. We cannot guarantee that we will at all times be in compliance with all requirements. In addition, any violation could result in substantial fines, sanctions and/or civil penalties, damage to our reputation and could materially and adversely affect our business, results of operations or financial condition.
Failure to comply with, and the cost of complying with, laws, regulations, policies and taxes applicable to our operations, products and services, including those involving the environment, climate change, and health and safety, could have a material adverse impact on our business, results of operations, financial condition and reputation.
Certain of our operations, products and services are governed by various federal, state, and local or foreign environmental, health and safety laws and regulations for the protection of the public, our employees and the environment, including as respects: emissions; potable and non-potable water; wastewater treatment and discharge; the generation, handling, storage, use, transport, treatment and disposal of non-hazardous and hazardous materials and wastes; the use of U.S. FCC-licensed radio spectrum (as detailed above); and our employees’ health and safety. Such laws and regulations include the Occupational Health and Safety Act, the federal Safe Drinking Water Act, the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Toxic Substances Control Act, the Federal Insecticide, Fungicide and Rodenticide Act, the EU’s Restriction of Hazardous Substance Directive, and the EU’s Registration, Evaluation and Authorization of Chemicals Directive, as well as others enacted in response to environmental and climate change concerns. In addition, certain of our products may be subject to product safety regulations. For example, our Mar Cor product line provides US Food and Drug Administration 510(k) cleared water purification systems to the dialysis industry. The aforementioned laws and regulations establish, among other things, criteria and standards we must comply with and may require licensing, permitting, approval or reporting. We cannot provide assurance that our operations, products or services will at all times be in compliance with all applicable laws, regulations and permits or that we will be able to obtain or renew all required permits.
Increasing public and governmental concern regarding the environment and the effects of climate change has, and may continue to, result in new or increased legal and regulatory requirements, policies and taxes intended to limit environmental damage and GHG emissions, including as respects pollution and discharges, emissions trading schemes, carbon, fuel or other taxes. In addition, as discussed above, we expect to be subject to increasing regulatory requirements around disclosures related to our business’ impact on climate change. Compliance with all of these requirements is complex. Applicable requirements change frequently and the timing and substance of future changes is uncertain and difficult to predict. We incur, and expect to continue to incur, costs to comply with applicable requirements, including: i) increased operating and capital expenditures related to our facilities and equipment; ii) increased research and development costs, including with respect to the design or re-design of our products in order to conform to changing emissions and efficiency standards and regulations, and iii) costs for tools, talent and resources to meeting the increasing disclosures requirements (discussed above). Our failure to comply with applicable laws, regulations, policies and taxes may result in substantial litigation and defense costs, fines, penalties and criminal sanctions; facility shutdowns to address violations; and investments in costly pollution control equipment or operational changes to limit emissions or discharges. Developments such as the adoption of new environmental or climate change laws and regulations, enforcement actions or litigation, discovery of previously unknown or more extensive contamination conditions, obsolescence of our products, interruption or suspension of our operations, an inability to recover costs associated with any such developments, or the financial insolvency of other responsible parties, could have material adverse effects on our business, financial condition, cash flows, results of operations, and reputation.
We face risks related to legal and regulatory proceedings.
We are subject to various laws, regulations and other requirements of governmental authorities in the U.S. and foreign countries, any violation of which could potentially create substantial liability and damage our reputation. Changes in laws, ordinances, regulations or other government policies, the nature, timing, and effect of which are uncertain, may significantly increase our expenses and liabilities.
From time to time, we are involved in legal and regulatory proceedings that are incidental to the operation of our businesses (including that of acquired or previously owned entities). These proceedings may seek remedies relating to environmental matters, tax, securities, intellectual property, acquisitions or divestitures, product liability, property damage, personal injury, privacy, employment, labor and pensions, governmental and commercial or contractual issues or disputes. In addition, our continued transition to connected products and services and digital technologies and solutions has increased our exposure to intellectual property litigation and we expect that this risk will continue to increase as we execute on our innovation and technology priorities.
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
The global and diverse nature of our operations, coupled with the increase in regulation and enforcement in many regions of the globe, means that we will continue to face legal and compliance risks. Additional legal and regulatory proceedings and other contingencies, the outcome of which cannot be predicted with certainty, have in the past and may in the future arise from time to time. In addition, subsequent developments in legal and regulatory proceedings may affect our assessments and estimates of loss contingencies recorded as a reserve and require us to make payments in excess of our reserves, which could have an adverse effect on our results of operations and financial condition.
Infringement or expiration of our intellectual property rights, or allegations that we have infringed upon the intellectual property rights of third parties could negatively affect us.
We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, that are important to our business. Our intellectual property rights may provide us with competitive advantage because they may help us differentiate our technologies, products and services, including our growing portfolio of data analytics and digitally enabled offerings. However, our current or future intellectual property rights may not be sufficiently broad or may be challenged, invalidated, circumvented, misappropriated, independently developed, or designed around, particularly given our operations in countries where laws governing intellectual property rights are not highly developed, protected or enforced. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property, or detect or prevent circumvention, misappropriation or unauthorized use of such property, as well as the cost of enforcing our intellectual property rights, could adversely impact our business, financial condition and results of operations.
From time to time, we receive notices from third parties alleging intellectual property infringement or misappropriation. Any dispute or litigation regarding intellectual property could be costly and time-consuming to defend due to the complexity and uncertainty of intellectual property litigation. We may not be successful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such infringement or misappropriation claims, we could lose our rights to use or license critical technology, sell critical products and services, be required to pay substantial damages or license fees with respect to the use of third-party intellectual property rights, or be required to redesign our products at substantial cost, any of which could adversely impact our competitive position, financial condition and results of operations. Even if we successfully defend against claims of infringement or misappropriation, we may incur significant costs and diversion of management attention and resources, which could adversely affect our business, financial condition and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.    CYBER SECURITY.
We have implemented a comprehensive cybersecurity program guided by recognized industry practices and frameworks and we continue to evolve the program in order to be able to assess, identify and manage risks from the continually evolving cybersecurity threat landscape. Our cybersecurity program encompasses our enterprise information technology, including operational technology and technology of third parties on which we rely, and connected products and services. Although we maintain a cybersecurity program that we believe is reasonably designed to protect the Company, cybersecurity threats may result in adverse effects on the confidentiality, integrity, and availability of our information systems or those of third parties on which we rely, and our connected products and services.
Management and Internal Cybersecurity Team
Our Chief Information Officer (“CIO”), who has over 30 years of relevant work experience in information technology, including cybersecurity, is responsible for the Company’s information technology systems and cybersecurity and is an integral part of the Company’s management of cybersecurity and related risks. The CIO reports to the Senior Vice President, Operations and Supply Chain, who reports directly to the Chief Executive Officer.

Our Chief Information Security Officer ("CISO"), who has extensive cybersecurity knowledge and skills gained from over 25 years of relevant work experience and holds the Certified Information Systems Security Professional certification, reports to the CIO. The CISO is responsible for assessing, monitoring and advising the Company’s businesses, management and the Board of Directors (“Board”) on the Company’s risks from cybersecurity threats; implementing cybersecurity strategy, programs and processes across our enterprise and connected products and services; reviewing the risk management measures implemented by the Company to identify and mitigate cybersecurity risks; and overseeing the maintenance and deployment of the Cybersecurity Incident Response Plan.
The Company’s Cybersecurity Team (“Team”), comprised of individuals with a broad range of cybersecurity skills, experiences and certifications, is led by the CISO. The Team is responsible for the implementation, monitoring and maintenance of the Company’s cybersecurity practices in coordination with its businesses, operations and functions, and oversees the Company’s cybersecurity program, including infrastructure, governance and incident response as detailed below. On a regular basis, the CISO receives reports from the Team on these cybersecurity program matters. In addition, the CISO also receives reports and updates on incident response and cybersecurity threats.
Risk Management and Strategy
The CISO and Team manage a program for enterprise cybersecurity that is guided by the National Institute of Standards and Technology’s (“NIST”) Cybersecurity Framework. Key areas of responsibility in the program include governance, risk and compliance, threat analysis and response, security architecture and engineering, security operations, and secure manufacturing operations. The CISO and Team also manage a program for connected products and services cybersecurity risk management that is guided by the ISA/IEC 62443 standard to enable protection and resiliency across products and services. Key areas of responsibility include product security, software development, innovation management, threat analysis and incident response. Both the enterprise and connected products and services programs are designed to assess, identify and manage risks from cybersecurity threats in order to protect and preserve the security, integrity and continued availability of the Company’s information technology systems and connected products and services, and also to protect the confidentiality and integrity of information owned by, or in the custody and care of, the Company. Elements of the programs include policies, standards, architecture, processes, tools, technology, employee education and training, and incident response. Our risk management processes undergo at least quarterly review to identify potential gaps and areas for additional investment, resources and focus. Our enterprise and product security programs undergo regular testing, including periodic vulnerability scanning and penetration testing. In addition, we also periodically engage third parties to assess our enterprise and product security programs and provide consultation and advice to assist with assessing, identifying, and managing cybersecurity risks. Our Enterprise Risk Management (“ERM”) Program annually assesses and, on an ongoing basis, monitors the Company’s key risks, including cybersecurity risk.
We maintain a suite of policies – the Cybersecurity Policy, the Product Cybersecurity Policy and the Acceptable Use of Information Technology Resources Policy – that apply globally to all of our employees, businesses and functions, as well as third-party vendors and contractors as required by our legal agreements with them. These policies specify roles and responsibilities, fundamental principles and proper controls required for Xylem’s protection. Our policies are reviewed annually to identify potential gaps or areas for improvement, considering changes in the Company, and its connected products and services, as appropriate. Our Code of Conduct, implemented by the Board, requires our employees’ adherence with our policies and practices, including with respect to cybersecurity risk management.
Employees receive ongoing annual education and training regarding relevant cybersecurity risks and practices, including how to protect information and systems from cyber threats. We also conduct monthly phishing simulations to increase employees’ ability to detect and prevent such threats. Through our internal social media channel, we provide cybersecurity alerts and education. In addition, our policies require the use of a cyber risk management process to onboard new suppliers and other third parties.
The Company’s cybersecurity risk mitigation strategy includes the use of risk transfer via insurance that provides protection against certain potential losses arising from certain cybersecurity incidents.

Board of Directors
Our Board recognizes the importance of maintaining the trust and confidence of our customers, suppliers, employees and shareholders. In line with its broader strategic oversight, the Board oversees cybersecurity, including strategy and processes. To assist with oversight of cybersecurity, the Board has delegated to the Audit Committee responsibility to oversee certain aspects of cybersecurity, including controls and reporting. As part of its independent oversight of the key risks facing the Company, the Board and Audit Committee devote considerable time and attention to the oversight of management’s approach to cybersecurity and related risk mitigation, including strategy, controls. resources, policies, standards, processes and practices. At least semi-annually, the Audit Committee or full Board receive reports from the CIO and CISO. Such reports include updates on the Company’s cybersecurity risk profile, assessments of the Company’s enterprise and product security programs, management’s strategy for managing risks, measures implemented to identify and mitigate cybersecurity risks, the status of projects to strengthen the Company’s cybersecurity posture, the emerging cybersecurity threat landscape, and other relevant topics. We have protocols and processes by which certain cybersecurity incidents, as specified by our Cybersecurity Incident Response Plan, are escalated within the Company and, as appropriate, to the Audit Committee. These escalation protocols are periodically reviewed and updated, as needed.
The Board receives a report on the results of the Company’s annual ERM Program risk assessment, as well periodic updates on the ERM Program, including ongoing monitoring of the Company’s risks, as appropriate. The ERM Program has identified cybersecurity as one of the Company’s primary risks.
Key Internal Governance Bodies
Xylem has a number of committees to bolster business resilience, protect shareholder value and enable compliance with regulatory requirements. The Enterprise Risk Committee (“ERC”), a key component of the Company’s ERM Program, is comprised of senior executives and is responsible for reviewing the Company’s key risks as identified by the ERM Program, including cybersecurity, and overseeing the Company’s identification, assessment, management, mitigation and ongoing monitoring of these risks. As such, the ERC periodically receives reports from the CISO on cybersecurity risk.
The Cyber Risk Committee (“CRC”), comprised of a cross-functional group of senior executives including the CIO, CISO, Chief Financial Officer and General Counsel, provides advice and governance regarding the Company’s strategic management of cybersecurity across the Company, including cybersecurity risk posture, projects, issues, threat intelligence and escalations. The CRC meets at least quarterly and receives reports and presentations from the CISO or third parties on internal and external cybersecurity matters; and, as appropriate, briefings from the CISO on cybersecurity incidents, the Company’s incident response, recovery and remediation, and actual or potential impacts.
Incident Response
Our Cybersecurity Incident Response Plan (“IRP”), which generally aligns with NIST's guidance, provides management with a standardized framework for responding to an actual or potential cybersecurity threat or incident. The IRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. The IRP also specifies the use of third-party experts for legal advice, consulting and incident response, as appropriate. The IRP undergoes at least annual tabletop exercises, where the Incident Response Team and relevant business and functions drill our response to a simulated cyber incident. The results of these drills are used to identify areas for improvement in our processes and technologies.
Material Cybersecurity Risks, Threats & Incidents
Due to evolving cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents. While we have not experienced any material cybersecurity threats or incidents as of the date of this Report, our cybersecurity program might not be able to prevent or mitigate future successful attacks, threats or incidents.
As detailed elsewhere in this Report, we also rely on information technology and other third-party vendors and strategic joint venture partners to support our business and operations, including our secure processing of personal, confidential, financial, sensitive, proprietary and other types of information, and to enable our connected product and service offerings. Despite ongoing efforts to improve our and third parties’ ability to protect against cyber threats, we may not be able to protect all information systems or connected products and services. Cybersecurity incidents may lead to reputational harm, revenue and client loss, legal actions, statutory penalties, among other consequences. For a more detailed discussion of these risks see the discussion set forth under “Item 1A. Risk Factors” in this Report.

ITEM 2.        PROPERTIES
We have approximately 500 locations in more than 50 countries. These properties total approximately 15 million square feet, of which more than 400 locations, or approximately 8 million square feet, are leased. We consider the offices, plants, warehouses and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. The following table shows our significant locations by segment:

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Leased
		Water Infrastructure
Emmaboda	Sweden	Administration and Manufacturing	1,197,000	Owned
Shenyang	China	Manufacturing	271,000	Owned
Vadodara	India	Manufacturing and Research & Development	240,000	Leased
Stockholm	Sweden	Administration and Research & Development	182,000	Leased
Bridgeport	NJ	Administration and Manufacturing	136,000	Leased
		Applied Water
Morton Grove	IL	Administration and Manufacturing	530,000	Owned
Montecchio	Italy	Administration and Manufacturing	379,000	Owned
Nanjing	China	Manufacturing	363,000	Owned
Auburn	NY	Manufacturing	273,000	Owned
Abony	Hungary	Manufacturing	250,000	Leased
Stockerau	Austria	Sales & Service Office	234,000	Owned
Strzelin	Poland	Manufacturing	185,000	Owned
Cheektowaga	NY	Manufacturing	147,000	Owned
		Measurement and Control Solutions
Ludwigshafen	Germany	Manufacturing	318,000	Owned
Texarkana	AR	Manufacturing	254,000	Owned
Uniontown	PA	Manufacturing	240,000	Leased
DuBois	PA	Manufacturing	197,000	Owned
Durham	NC	Administration and Research & Development	172,000	Leased
Weilheim	Germany	Manufacturing	160,000	Leased
Dubois	PA	Manufacturing	137,000	Leased
		Integrated Solutions and Services
Thomasville	GA	Manufacturing	211,000	Owned
Rockford	IL	Manufacturing	165,000	Owned
Holland	MI	Manufacturing	132,000	Owned
Houston	TX	Service	107,000	Leased
		Regional Locations
Dubai	United Arab Emirates	Manufacturing	144,000	Owned
Nottinghamshire	United Kingdom	Administration	139,000	Leased
Nanterre	France	Sales & Service Office	139,000	Leased
Langenhagen	Germany	Sales & Service Office	134,000	Owned
Schaffhausen	Switzerland	Administration	26,000	Leased
		Corporate Headquarters
Washington	DC	Administration	18,000	Leased

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
Evoqua previously disclosed in its public filings that the United States Attorney’s Office for the District of Massachusetts was investigating whether financial misstatements were made in Evoqua’s public filings and earnings announcements. That investigation has been moved to the United States Attorney’s Office for the District of Rhode Island. The Company is cooperating with the investigation. We currently believe that it will not have a material adverse effect on our business, financial condition, results of operations, or prospects.
See Note 20, "Commitments and Contingencies", of the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding certain legal and regulatory proceedings we are involved in.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following information is provided regarding the executive officers of Xylem as of February 7, 2024:

NAME	AGE	CURRENT TITLE	OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS
Matthew F. Pine	52	President and Chief Executive Officer (2024)
•Chief Operating Officer (2023)
•Senior VP and President, Americas, Applied Water Systems and Measurement and Control Systems (2022)
•Senior VP and President, Americas and Applied Water Systems (2020)
•President, Carrier Residential, United Technologies Corporations (2018), a multinational industrial conglomerate

William K. Grogan	45	Senior VP and Chief Financial Officer (2023)	• Senior VP and Chief Financial Officer, IDEX Corporation, a diversified manufacturer of highly engineered products (2017)

Rodney O. Aulick	56	Senior VP and President, Water Solutions and Services (2023)	•Executive Vice President Integrated Solutions and Services, Evoqua Water Technologies Corp. (2018)

Dorothy G. Capers	62	Senior VP, General Counsel (2022)	• Executive Vice President, Global General Counsel and Corporate Secretary, National Express Group, a leading transport provider (2015)

Franz W. Cerwinka	53	Senior VP and President, Applied Water Systems and Xylem Business Transformation (2023)	•Senior VP and President, Emerging Markets (2020) •Chief Executive Officer, Johnson Controls Hitachi Air Conditioning, a multinational air conditioning manufacturing company (2015)

Michael J. McGann	53	Senior VP and President, Americas and Measurement and Control Solutions (2023)	•VP, North America Utilities Commercial Team (2022) •VP, Sensus Americas, Global Engineering and Assessment Services (2017)

Geri-Michelle McShane	50	VP, Controller and Chief Accounting Officer (2019)	•Controller, Accounting and Reporting (2016)

Claudia S. Toussaint	60	Senior VP, Chief People and Sustainability Officer (2021)	• Senior VP, General Counsel and Corporate Secretary (2014)

Hayati Yarkadas	55	Senior VP and President, Europe, Water Infrastructure and Global Services (2020)	• Senior VP and President, Performance Materials, Trinseo S.A., a specialty material solutions provider (2015)
Note: Date in parentheses indicates the year in which the position was assumed.

BOARD OF DIRECTORS
The following information is provided regarding the Board of Directors of Xylem as of February 7, 2024:

NAME	TITLE
Robert F. Friel	Board Chair, Xylem Inc., Former Chairman, President and CEO, PerkinElmer, Inc.

Matthew F. Pine	President and Chief Executive Officer, Xylem Inc.

Jeanne Beliveau-Dunn	Chief Executive Officer and President of Claridad, LLC

Earl R. Ellis	Executive Vice President and Chief Financial Officer, ABM Industries Incorporated

Lisa Glatch	Former President, LNG and Net-Zero Solutions and Chief Sustainability Officer, Sempra Infrastructure

Victoria D. Harker	Executive Vice President and Chief Financial Officer, TEGNA, Inc.

Steven R. Loranger	Former Chairman, President and Chief Executive Officer, ITT Corporation

Mark D. Morelli	President and Chief Executive Officer, Vontier Corporation

Jerome A. Peribere	Former President and Chief Executive Officer, Sealed Air Corporation

Lynn C. Swann	President, Swann Inc.

Lila Tretikov	Corporate Vice President & Deputy Chief Technology Officer, Microsoft Corporation

Uday Yadav	Chief Executive Officer, TK Elevator

PART II
ITEM 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price and Dividends
Our common stock trades publicly on the New York Stock Exchange under the trading symbol “XYL”. As of January 31, 2024, there were 7,833 holders of record of our common stock.
Dividends are declared and paid on the common stock at the discretion of our Board of Directors and depend on our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our Board. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2024, we declared a dividend of $0.36 per share to be paid on March 20, 2024 to shareholders of record on February 21, 2024.
There were no unregistered offerings of our common stock during 2023.
Fourth Quarter 2023 Share Repurchase Activity
The following table summarizes our repurchases of our common stock for the quarter ended December 31, 2023:

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
10/1/23 - 10/31/23	—	—	—	$182
11/1/23 - 11/30/23	—	—	—	$182
12/1/23 - 12/31/23	—	—	—	$182
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three months ended December 31, 2023. There are up to $182 million in shares that may still be purchased under this plan as of December 31, 2023.

PERFORMANCE GRAPH
CUMULATIVE TOTAL RETURN
The following graph compares the relative performance of our common stock, the S&P 500 Index and the S&P 500 Industrials Index. This graph covers the period from December 31, 2018 through December 31, 2023 and assumes that $100 was invested on December 31, 2018 in our common stock, the S&P 500 and the S&P 500 Industrials with the reinvestment of any dividends.

	XYL	S&P 500	S&P 500 Industrials Index
December 31, 2019	120	131	129
December 31, 2020	157	156	144
December 31, 2021	186	200	174
December 31, 2022	174	164	164
December 31, 2023	182	207	194
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

ITEM 6.        Reserved

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
This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Overview
Xylem is a leading global water technology company. We design, manufacture and service highly engineered products and solutions ranging across a wide variety of critical applications in utility, industrial, residential and commercial building services settings. Our broad portfolio of solutions addresses customer needs across the water cycle, from the delivery, measurement and use of drinking water to the collection, test, treatment and analysis of wastewater to the return of water to the environment. Our product and service offerings are organized into four reportable segments that are aligned around the critical market applications they provide: Water Infrastructure, Applied Water, Measurement and Control Solutions and Integrated Solutions and Services.
•Water Infrastructure serves the water infrastructure sector with pump systems that transport water from aquifers, lakes, rivers and seas; with filtration, ultraviolet and ozone systems that provide treatment, making the water fit to use; and pumping solutions that move the wastewater and storm water to treatment facilities where our mixers, biological treatment, monitoring and control systems provide the primary functions in the treatment process. We also provide sales and rental of specialty dewatering pumps and related equipment and services. Additionally, our offerings use monitoring and control, smart and connected technologies to allow for remote monitoring of performance and enable products to self-optimize pump operations maximizing energy efficiency and minimizing unplanned downtime and maintenance for our customers. In the Water Infrastructure segment, we provide the majority of our sales directly to customers along with strong applications expertise, while the remaining amount is through distribution partners. The Water Infrastructure segment also includes legacy-Evoqua's Applied Product Technologies ("APT") segment. APT provides a range of highly differentiated and scalable products and technologies with product offerings in the filtration and separation, disinfection, wastewater solutions, anode and electrochlorination technology, and aquatics technologies and solutions spaces.
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
•Measurement and Control Solutions primarily serves the utility infrastructure solutions and services sector by delivering communications, smart metering, measurement and control technologies and critical infrastructure technologies that allow customers to more effectively use their distribution networks for the delivery, monitoring and control of critical resources such as water, electricity and natural gas. We also provide analytical instrumentation used to measure and analyze water quality, flow and level in clean water, wastewater, and outdoor environments. Additionally, we offer software and services including cloud-based analytics, remote monitoring and data management, leak detection, condition assessment, asset management and pressure monitoring solutions. In the Measurement and Control Solutions segment, we generate our sales through a combination of long-standing relationships with leading distributors and dedicated channel partners as well as direct sales depending on the regional availability of distribution channels and the type of product.
•Integrated Solutions and Services serves the industrial and municipal sectors with tailored services and solutions in collaboration with the customers backed by life‑cycle services including on‑demand water, outsourced water, recycle / reuse, and emergency response service alternatives to improve operational reliability, performance, and environmental compliance. Key offerings within this segment also include equipment systems for industrial needs (influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment, and recycle / reuse), full-scale outsourcing of operations and maintenance, and municipal services, including odor and corrosion control services.
Evoqua Acquisition
On January 22, 2023, Xylem entered into a definitive agreement to acquire Evoqua, a leader in mission-critical water treatment solutions and services, in an all-stock transaction that reflected an implied enterprise value of approximately $7.5 billion. The transaction closed on May 24, 2023. See Note 3, "Acquisitions and Divestitures," to the consolidated financial statements for further information.
Coinciding with the Evoqua acquisition, Xylem has updated our adjusted operating income and adjusted earnings per share to add back non-cash purchase accounting intangible amortization and recast 2022 amounts to reflect the change on a comparative basis
Evoqua, a leader in North America water treatment, complements Xylem’s distinctive portfolio of solutions with advanced water and wastewater treatment capabilities, a powerful and extensive network of service professionals and access to a number of attractive industrial markets with resilient, recurring revenue streams.
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
•"adjusted net income" and "adjusted earnings per share" defined as net income and earnings per share, respectively, adjusted to exclude restructuring and realignment costs, amortization of acquired intangible assets, gain or loss from sale of businesses, special charges and tax-related special items, as applicable. A reconciliation of adjusted net income and adjusted earnings per share is provided below.

(in millions, except per share data)	2023			2022
Net income and Earnings per share	$609		$2.79	$355		$1.96
Restructuring and realignment	106		0.49	34		0.19
Acquired intangible amortization	176		0.81	72		0.40
Special charges	138	(a)	0.63	160	(b)	0.88
Tax-related special items	(115)		(0.53)	1		0.01
(Gain) loss from sale of business	1		—	(1)		(0.01)
Tax effects of adjustments (c)	(90)		(0.41)	(51)		(0.28)
Adjusted net income and Adjusted earnings per share	$825		$3.78	$570		$3.15
(a)The special charges in the year primarily relate to $126 million of acquisition and integration related costs.
(b)The special charges in the year primarily relate to the U.K. pension settlement expense of $140 million and asset impairment charges of $14 million recorded in the period.
(c)The tax effects of adjustments are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction.
▪"adjusted operating expenses" defined as operating expenses adjusted to exclude amortization of acquired intangible assets, restructuring and realignment costs and special charges.
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
▪“special charges" defined as costs incurred by the Company, such as acquisition and integration related costs, non-cash impairment charges, and both operating and non-operating adjustments for costs related to the U.K. pension plan buy-out.
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

(in millions)	2023	2022
Net cash provided by operating activities	$837	$596
Capital expenditures	(271)	(208)
Non-discretionary tax payments (R&D tax law adoption)	33	—
Free cash flow	$599	$388
Net cash used in investing activities	$(628)	$(191)
Net cash provided (used) by financing activities	$(157)	$(790)

Executive Summary
Xylem reported revenue of $7,364 million for 2023, an increase of $1,842 million, or 33.4%, from $5,522 million reported in 2022. On a constant currency basis, revenue increased by $1,867 million, or 33.8%, during the year. The increase at constant currency consists of revenue from acquisitions of $1,177 million and an increase in organic revenue of $690 million reflecting strong organic growth in all segments as well as across all major geographic regions.
Operating income for 2023 was $652 million, reflecting an increase of $30 million, or 4.8%, compared to $622 million in 2022. Operating margin was 8.9% and 11.3% for 2023 and 2022, respectively. The increase in operating income for 2023 included an increase in special charges of $122 million, an increase in purchased intangible amortization of $104 million, and an increase in restructuring and realignment costs of $72 million as compared to 2022. Excluding the impact of these items, adjusted operating income was $1,072 million, with an adjusted operating margin of 14.6% in 2023 as compared to adjusted operating income of $744 million with an adjusted operating margin of 13.5% in 2022, an increase of 110 basis points.
Additional financial highlights for 2023 include the following:
•Net income of $609 million, or $2.79 per diluted share, up 42.3% ($825 million or $3.78 per diluted share on an adjusted basis, up 20.0% from 2022)
•Net cash provided by operating activities of $837 million and free cash flow of $599 million, up 54% from 2022
•Orders of $7,501 million, up 19.9% from $6,257 million in 2022 (up 1.0% on an organic basis)
•Dividends paid to shareholders increased 10% in 2023.
Results of Operations

(in millions)	2023	2022	2023 v. 2022
Revenue	$7,364	$5,522	33.4%
Gross profit	2,717	2,084	30.4%
Gross margin	36.9%	37.7%	(80)	bp
Total operating expenses	2,065	1,462	41.2%
Expense to revenue ratio	28.0%	26.5%	150	bp
Restructuring and realignment costs	(102)	(30)	240.0%
Acquired intangible asset amortization	(176)	(72)	144.4%
Special charges	(106)	(16)	562.5%
Adjusted operating expenses	1,681	1,344	25.1%
Adjusted operating expenses to revenue ratio	22.8%	24.3%	(150)	bp
Operating income	652	622	4.8%
Operating margin	8.9%	11.3%	(240)	bp
U.K. pension settlement expense	—	140	NM
Interest and other non-operating expense, net	16	43	(62.8)%
Gain/(loss) from sale of business	(1)	1	(200.0)%
Income tax expense	26	85	(69.4)%
Tax rate	4.1%	19.2%	(1,510)	bp
Net income	$609	$355	71.5%
NM     Not Meaningful

2023 versus 2022
Revenue
Revenue generated for 2023 was $7,364 million, an increase of $1,842 million, or 33.4%, compared to $5,522 million in 2022. On a constant currency basis, revenue grew 33.8% during 2023. The increase at constant currency consists of revenue from acquisitions of $1,177 million and an increase in organic revenue of $690 million, reflecting strong organic growth in all segments as well as across all major geographic regions.

The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during 2023:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Integrated Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2022 Revenue	$2,364		$1,767		$1,391		$—		$5,522
Organic Growth	255	10.8%	96	5.4%	339	24.4%	—	NM	690	12.5%
Acquisitions/(Divestitures)	362	15.3%	—	—%	—	—%	815	NM	1,177	21.3%
Constant Currency	617	26.1%	96	5.4%	339	24.4%	815	NM	1,867	33.8%
Foreign currency translation (a)	(14)	(0.6)%	(10)	(0.5)%	(1)	(0.1)%	—	NM	(25)	(0.4)%
Total change in revenue	603	25.5%	86	4.9%	338	24.3%	815	NM	1,842	33.4%
2023 Revenue	$2,967		$1,853		$1,729		$815		$7,364
(a)Foreign currency translation impact for the year primarily due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Chinese Yuan, the Canadian Dollar and the Norwegian Krone
Water Infrastructure
Water Infrastructure revenue increased $603 million, or 25.5%, to $2,967 million in 2023 (26.1% increase on a constant currency basis) compared to 2022. Revenue growth was partially made up of the revenue contributed by acquisitions from APT of $362 million, with the remainder of the increase coming from organic revenue growth of $255 million, or 10.8%. Revenue was negatively impacted by $14 million of foreign currency translation. Organic growth for the year was driven by strength in both the utility and industrial end markets. The utilities end market experienced organic growth of $150 million led by strength in the U.S. driven by strong price realization, increased sales volume bolstered by backlog execution, and higher rental revenue. Western Europe also experienced strong organic growth due to demand from utility capital projects and strong price realization. The emerging markets grew organically due to increased project revenue. The industrial end market had $105 million of organic growth across all major geographic regions, due to strong price realization and increased sales volume in the U.S. and timing of capital projects and strong price realization in western Europe.
From an application perspective, excluding the $362 million contributed by acquisitions, organic revenue growth was driven by our transport applications. Transport experienced $240 million of revenue growth. All three of our major geographic regions contributed to the organic revenue growth in transport, led by the U.S. due to strong backlog execution and price realization and higher volume in the dewatering business. Western Europe also experienced increases driven by strong price realization and delivery on capital projects. Organic revenue growth for the treatment application was $15 million for the year due to increased sales volume in the U.S. driven by strong backlog execution.
Applied Water
Applied Water revenue increased $86 million, or 4.9%, in 2023 (5.4% increase on a constant currency basis) compared to 2022. Revenue was negatively impacted by $10 million of foreign currency translation, with the change at constant currency coming entirely from organic growth during the year of $96 million. Organic growth was led by strength in building solutions, with commercial revenue growth of $97 million, driven by the U.S. with increased sales volume from backlog execution in the first half of the year and strong price realization, partially offset by the residential declines in revenue of $33 million primarily in the emerging markets, driven by softness in the Middle East, and volume declines in the U.S. The industrial water application had organic growth of $32 million, led by the emerging markets due to increased sales volume, and western Europe where we benefited from strong price realization.

Measurement and Control Solutions
Measurement and Control Solutions revenue increased $338 million, or 24.3%, in 2023 (24.4% increase on a constant currency basis) compared to 2022. Revenue was negatively impacted by $1 million of foreign currency translation during the year, with the change at constant currency coming entirely from organic growth during the year of $339 million. We experienced organic revenue growth across all three major geographic regions and in both of the segment's end markets for the year, driven by $327 million of organic growth in the utility end market, primarily in the U.S., driven by increased sales volume and backlog execution, enabled by significant improvement of supply chain constraints, and $12 million in the industrial end market driven by strong backlog execution in our test business.
From an application perspective, organic revenue growth during the year was led by growth in the water application of $229 million led by the U.S., where we saw increased sales volume, enabled by recovery on prior year component constraints, and western Europe, due to strong backlog execution. We also had organic revenue growth in the energy application of $110 million, driven by improved component availability and metrology sales in the U.S.
Integrated Solutions and Services
Integrated Solutions and Services revenue consists entirely of $815 million for the year ended December 31, 2023 contributed from the Evoqua acquisition.
Orders/Backlog
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business. Orders received during 2023 increased by $1,244 million, or 19.9%, to $7,501 million (20.5% increase on a constant currency basis). Order intake increased due to $1,220 million of increased orders related to the Evoqua acquisition. The increase in orders was partially offset by $41 million of unfavorable foreign currency translation. Organic order growth for the year was $65 million, or 1.0%.
The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to orders during 2023:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Integrated Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2022 Orders	$2,607		$1,794		$1,856		$—		$6,257
Organic Impact	124	4.8%	(6)	(0.3)%	(53)	(2.9)%	—	NM	65	1.0%
Acquisitions/(Divestitures)	352	13.5%	—	—%	—	—%	868	NM	1,220	19.5%
Constant Currency	476	18.3%	(6)	(0.3)%	(53)	(2.9)%	868	NM	1,285	20.5%
Foreign currency translation (a)	(23)	(0.9)%	(18)	(1.0)%	—	—%	—	NM	(41)	(0.7)%
Total change in orders	453	17.4%	(24)	(1.3)%	(53)	(2.9)%	868	NM	1,244	19.9%
2023 Orders	$3,060		$1,770		$1,803		$868		$7,501
(a)Foreign currency translation impact for the year primarily due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Chinese Yuan, the Canadian Dollar and the Norwegian Krone

Water Infrastructure
Water Infrastructure segment orders increased $453 million, or 17.4%, to $3,060 million, with $352 million in contributions from the acquisition of the APT business, and organic order growth of $124 million or 4.8%. Order intake for the period was negatively impacted by $23 million of foreign currency translation. Organic orders increased during the year primarily in the transport applications, led by the dewatering business in the U.S., where we benefited from strong price realization and demand, the emerging markets, where we had increased capital project orders, and western Europe where we saw increased demand and capital project orders. The treatment applications also saw organic growth primarily in the U.S. and in the emerging markets where we saw higher capital project orders in these regions.
Applied Water
Applied Water segment orders decreased $24 million, or 1.3%, to $1,770 million (flat on a constant currency basis). Order intake during the year was negatively impacted by $18 million of foreign currency translation, with organic orders being essentially flat. Weakness in the U.S. from lower demand and timing of orders was partially offset by strength in the emerging markets due to strong project orders and recovery from prior year COVID-19 impacts.
Measurement and Control Solutions
Measurement and Control Solutions segment orders decreased $53 million, or 2.9%, to $1,803 million, with no impact from foreign currency translation. Organic order weakness for the year was driven by the energy applications, particularly in the U.S., where we saw lower demand in gas metrology. Order declines were marginally offset by growth in the water applications, primarily in the U.S., and western Europe, driven by increased digital and service orders, as well as demand in our pipeline assessment services business.
Integrated Solutions and Services
The Integration Solutions and Services segment contributed total orders of $868 million for the year ended December 31, 2023 See Note 3, "Acquisitions and Divestitures," to the consolidated financial statements for further information.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays occur from time to time. Total backlog was $5,088 million at December 31, 2023 and $3,605 million at December 31, 2022, an increase of 41.1%, with backlog from the acquisition of Evoqua contributing $1,268 million, or 35.2%, of the increase. We anticipate that more than 50% of our total backlog at December 31, 2023 will be recognized as revenue during 2024.
Gross Margin
Gross margin as a percentage of consolidated revenue decreased 80 basis points to 36.9% in 2023 as compared to 37.7% in 2022. The gross margin decline for the year included 60 basis points from increases in acquired intangible asset amortization and special charges as compared to the prior year. Additionally, the gross margin decline for the year included 530 basis points of negative operating impacts, driven by 230 basis points of inflation, 140 basis points of unfavorable impacts from the Evoqua acquisition, 80 basis points of unfavorable mix, and 30 basis points of increased spending on strategic investments. These impacts were partially offset by favorable impacts of 510 basis points, driven by 270 basis points of price realization and 210 basis points of productivity savings.

Operating Expenses

(in millions)	2023	2022	Change
Selling, general and administrative expenses	$1,757	$1,227	43.2%
SG&A as a % of revenue	23.9%	22.2%	170	bp
Research and development expenses	232	206	12.6%
R&D as a % of revenue	3.2%	3.7%	(50)	bp
Restructuring and asset impairment charges	76	29	162.1%
Operating expenses	$2,065	$1,462	41.2%
Expense to revenue ratio	28.0%	26.5%	150	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses increased by $530 million (increase of 43.2%) to 23.9% of revenue in 2023, as compared to 22.2% of revenue in 2022. Cost increases were driven by $188 million of additional operational SG&A from the acquisition of Evoqua, increased special charges (mostly Evoqua acquisition related costs) and realignment costs of $115 million, increased acquired intangible asset amortization of $58 million, $54 million of inflation, and $51 million in increased spending on strategic investments.
Research and Development ("R&D") Expenses
R&D expense was $232 million, or 3.2% of revenue, in 2023 which was fairly consistent with the 2022 expense of $206 million, or 3.7% of revenue.
Restructuring and Asset Impairment Charges
Restructuring
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position itself. Restructuring charges were $72 million in 2023 as compared to $15 million in 2022.
During 2023, we incurred these charges primarily as a result of our acquisition of Evoqua. Approximately $27 million of the charges related to stock-based compensation expense due to acceleration clauses in Evoqua's equity compensation agreements. Approximately $15 million of the charges represented the reduction of headcount related to the integration of Evoqua. Additionally, during 2023 we incurred $30 million of charges related to our efforts to reposition our businesses to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. The charges were incurred across all of our segments.
During 2022, we incurred restructuring charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount across the Water Infrastructure, Applied Water and Measurement and Control Solutions segments
The following is a roll-forward of employee position eliminations associated with restructuring activities for the years ended December 31, 2023 and 2022:

	2023	2022
Planned reductions - January 1	102	60
Additional planned reductions	454	203
Actual reductions and reversals	(443)	(161)
Planned reductions - December 31	113	102

The following table presents the total costs expected to be incurred, the amount incurred in the period, and the cumulative costs incurred to date for our 2023, 2022 and 2021 restructuring actions:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Integrated Solutions and Services	Corporate	Total
Actions Commenced in 2023:
Total expected costs	$18	$16	$12	$7	$34	$87
Costs incurred during 2023	15	6	11	4	35	71
Total expected costs remaining	$3	$10	$1	$3	$(1)	$16

Actions Commenced in 2022:
Total expected costs	$6	$5	$4	$—	$—	$15
Costs incurred during 2022	6	4	4	—	—	14
Costs incurred during 2023	—	1	—	—	—	1
Total expected costs remaining	$—	$—	$—	$—	$—	$—

Actions Commenced in 2021:
Total expected costs	$3	$—	$—	$—	$—	$3
Costs incurred during 2021	3	—	—	—	—	3
Costs incurred during 2022	—	—	—	—	—	—
Costs incurred during 2023	—	—	—	—	—	—
Total expected costs remaining	$—	$—	$—	$—	$—	$—
The Water Infrastructure, Applied Water, Measurement and Control Solutions, Integrated Solutions and Services and Corporate actions commenced in 2023 consist primarily of severance charges. The actions are expected to continue through the end of 2024.
The Water Infrastructure, Applied Water and Measurement and Control Solutions actions commenced in 2022 consist primarily of severance charges. The actions commenced in 2022 are complete.
The Water Infrastructure actions commenced in 2021 consist primarily of severance charges. The actions commenced in 2021 are complete.
As a result of the actions initiated in 2023, we achieved savings of approximately $9 million in 2023 and estimate annual future net savings beginning in 2024 of approximately $51 million, resulting in $42 million of incremental savings from 2023 actions.
Asset Impairment
During the fourth quarter of 2023, we determined that internally developed in-process software within our Measurement and Control Solutions segment was impaired as a result of actions taken to prioritize strategic investments and we therefore recognized an impairment charge of $1 million. Refer to Note 12, "Goodwill and Other Intangible Assets," for additional information.
During the third quarter of 2023, we recognized a $1 million impairment charge for certain fixed assets within our Measurement and Control Solutions segment.
During the first quarter of 2023, we determined that internally developed in-process software within our Measurement and Control Solutions segment was impaired as a result of actions taken to prioritize strategic investments and we therefore recognized an impairment charge of $2 million. Refer to Note 12, "Goodwill and Other Intangible Assets," for additional information.
During the third quarter of 2022, we determined that certain assets including software and customer relationships within our Measurement and Control Solutions segment were impaired. Accordingly, we recognized an impairment charge of $14 million. Refer to Note 12,"Goodwill and Other Intangible Assets," for additional information.

Operating Income and Adjusted EBITDA
Operating income was $652 million (operating margin of 8.9%) during 2023, an increase of $30 million, or 4.8%, when compared to operating income of $622 million (operating margin of 11.3%) during the prior year. Operating margin included unfavorable impacts of 350 basis points from increases in special charges, acquired intangible asset amortization, and restructuring and realignment costs as compared to the prior year. Additionally, operating margin included 780 basis points of expansion from favorable operating impacts, consisting of a 370 basis point increase from price realization, 280 basis points from productivity savings and 130 basis points from favorable volume. Margin expansion was offset by 670 basis points of unfavorable impacts driven by 310 basis points of inflation, 110 basis points of increased spending on strategic investments, 80 basis points of unfavorable mix, and 50 basis points of increased employee related costs. Excluding special charges, acquired intangible asset amortization, and restructuring and realignment costs, adjusted operating income was $1,072 million (adjusted operating margin of 14.6%) for 2023 as compared to adjusted operating income of $744 million (adjusted operating margin of 13.5%) during the prior year.
Adjusted EBITDA was $1,392 million (adjusted EBITDA margin of 18.9%) during 2023, an increase of $452 million, or 48.1%, when compared to adjusted EBITDA of $940 million (adjusted EBITDA margin of 17.0%) during the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors impacting adjusted operating margin noted above; however, adjusted EBITDA was not negatively impacted by the relative impact of depreciation and software amortization expense.

The table below provides a reconciliation of total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

(In millions)	2023	2022	Change
Water Infrastructure
Operating income	$419	$418	0.2%
Operating margin	14.1%	17.7%	(360)	bp
Restructuring and realignment costs	22	11	100.0%
Purchase accounting intangible amortization	49	4	1,125.0%
Special charges	29	—	NM	%
Adjusted operating income	$519	$433	19.9%
Adjusted operating margin	17.5%	18.3%	(80)	bp
Applied Water
Operating income	$310	$258	20.2%
Operating margin	16.7%	14.6%	210	bp
Restructuring and realignment costs	14	13	7.7%
Purchase accounting intangible amortization	—	—	NM	%
Special charges	—	—	NM	%
Adjusted operating income	$324	$271	19.6%
Adjusted operating margin	17.5%	15.3%	220	bp
Measurement and Control Solutions
Operating income	$113	$2	5,550.0%
Operating margin	6.5%	0.1%	640	bp
Restructuring and realignment costs	20	10	100.0%
Purchase accounting intangible amortization	66	68	(2.9)%
Special charges	4	14	(71.4)%
Adjusted operating income	$203	$94	116.0%
Adjusted operating margin	11.7%	6.8%	490	bp
Integrated Solutions and Services
Operating income	$8	$—	NM	%
Operating margin	1.0%	—%	100	bp
Restructuring and realignment costs	15	—	NM	%
Purchase accounting intangible amortization	61	—	NM	%
Special charges	21	—	NM	%
Adjusted operating income	$105	$—	NM	%
Adjusted operating margin	12.9%	—%	NM
Corporate and other
Operating loss	$(198)	$(56)	253.6%
Restructuring and realignment costs	35	—	NM	%
Special charges	84	2	4,100.0
Adjusted operating loss	$(79)	$(54)	46.3%
Total Xylem
Operating income	$652	$622	4.8%
Operating margin	8.9%	11.3%	(240)	bp
Restructuring and realignment costs	106	34	211.8%
Purchase accounting intangible amortization	176	72	144.4%
Special charges	138	16	762.5%
Adjusted operating income	$1,072	$744	44.1%
Adjusted operating margin	14.6%	13.5%	110	bp
NM    Not Meaningful

The table below provides a reconciliation of net income to consolidated EBITDA and adjusted EBITDA:

(in millions)	Year Ended December 31,
	2023	2022	Change
Net Income	$609	$355	72%
Net Income margin	8.3%	6.4%	190	bp
Depreciation	193	111	74%
Amortization	243	125	94%
Interest expense, net	21	34	(38)%
Income tax expense	26	85	(69)%
EBITDA	$1,092	$710	54%
Share-based compensation	60	37	62%
Restructuring and realignment	103	34	203%
U.K. pension settlement expense	—	140	100%
Special charges	136	20	580%
Gain from sale of business	1	(1)	(200)%
Adjusted EBITDA	$1,392	$940	48%
Adjusted EBITDA margin	18.9%	17.0%	190	bp
The tables below provide a reconciliation of each segment's operating income (loss) to EBITDA and adjusted EBITDA:

	Year Ended December 31, 2023
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Integrated Solutions and Services
Operating Income	$419	$310	$113	$8
Operating margin	14.1%	16.7%	6.5%	1.0%
Depreciation	55	19	32	65
Amortization	55	2	107	65
Other non-operating expense	3	(2)	(4)	—
EBITDA	$532	$329	$248	$138
Share-based compensation	15	4	7	7
Restructuring and realignment	22	13	18	15
Special charges	29	—	4	21
Loss/(Gain) from sale of business	—	—	1	—
Adjusted EBITDA	$598	$346	$278	$181
Adjusted EBITDA margin	20.2%	18.7%	16.1%	22.2%

	Year Ended December 31, 2022
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Integrated Solutions Services
Operating Income	$418	$258	$2	$—
Operating margin	17.7%	14.6%	0.1%	NM
(Loss)/Gain from sale of business	—	—	1	—
Depreciation	44	17	33	—
Amortization	9	2	104	—
Other non-operating expense	(4)	(2)	(2)	—
EBITDA	$467	$275	$138	$—
Share-based compensation	2	4	6	—
Restructuring and realignment	11	13	10	—
Special charges	—	—	14	—
Loss/(Gain) from sale of business	—	—	(1)	—
Adjusted EBITDA	$480	$292	$167	$—
Adjusted EBITDA margin	20.3%	16.5%	12.0%	NM

	2023 versus 2022
(in millions)	Water Infrastructure		Applied Water Systems		Measurement and Control Solutions		Integrated Solutions and Services
Operating Income (Loss)	$1		$52		$111		$8
Operating margin	(360)	bps	210	bps	640	bps	NM
(Loss)/Gain from sale of business	—		—		(1)		—
Depreciation	11		2		(1)		65
Amortization	46		—		3		65
Other non-operating expense	7		—		(2)		—
EBITDA	$65		$54		$110		$138
Share-based compensation	13		—		1		7
Restructuring and realignment	11		—		8		15
Special charges	29		—		(10)		21
Loss/(Gain) from sale of business	—		—		2		—
Adjusted EBITDA	$118		$54		$111		$181
Adjusted EBITDA margin	(0.1)%		2.2%		4.1%		NM

Water Infrastructure
Operating income was $419 million for our Water Infrastructure segment (operating margin of 14.1%) during 2023, an increase of $1 million, or 0.2%, when compared to operating income of $418 million (operating margin of 17.7%) during the prior year, or a total decrease of 360 basis points of operating margin. Operating margin declines included unfavorable impacts of 280 basis points from an increase in acquired intangible asset amortization, special charges and restructuring and realignment costs as compared to the prior year. Additionally, operating margin declines included 840 basis points from unfavorable operating impacts, driven by 330 basis points of inflation, 160 basis points of unfavorable mix, 150 basis points of increased spending on strategic investments, 40 basis points of employee-related expenses and 40 basis points of negative operating impact from the impact of the Evoqua acquisition. Operating margin declines were offset by 760 basis points of favorable impacts, consisting of 420 basis points of price realization, 230 basis points from productivity savings and 110 basis points of favorable volume. Excluding acquired intangible asset amortization, special charges and restructuring and realignment costs, adjusted operating income was $519 million (adjusted operating margin of 17.5%) during 2023 as compared to adjusted operating income of $433 million (adjusted operating margin of 18.3%) during the prior year.
Adjusted EBITDA was $598 million (adjusted EBITDA margin of 20.2%) during 2023, an increase of $118 million, or 24.6%, when compared to adjusted EBITDA of $480 million (adjusted EBITDA margin of 20.3%) during the prior year. The slight decrease in adjusted EBITDA margin was primarily due to the same factors impacting the decrease in adjusted operating margin; however, adjusted EBITDA was not negatively impacted by the relative impact of the increase in stock based compensation expense.
Applied Water
Operating income was $310 million for our Applied Water segment (operating margin of 16.7%) during 2023, an increase of $52 million, or 20.2%, when compared to operating income of $258 million (operating margin of 14.6%) during the prior year, or a total increase of 210 basis points of operating margin. Operating margin expansion was partially offset by unfavorable impacts of 10 basis points from increases in restructuring and realignment costs as compared to the prior year. Operating margin increases included 820 basis points of favorable operating impacts, consisting of 470 basis points of price realization and 350 basis points from productivity savings. Margin expansion was partially offset by negative operating impacts of 600 basis points, consisting of 320 basis points of inflation, 100 basis points of unfavorable volume, 80 basis points of increased spending on strategic investments and 50 basis points of increased employee related costs. Excluding restructuring and realignment costs, adjusted operating income was $324 million (adjusted operating margin of 17.5%) during 2023 as compared to adjusted operating income of $271 million (adjusted operating margin of 15.3%) during the prior year.
Adjusted EBITDA was $346 million (adjusted EBITDA margin of 18.7%) during 2023, an increase of $54 million, or 18.5%, when compared to adjusted EBITDA of $292 million (adjusted EBITDA margin of 16.5%) during the prior year. The increase in adjusted EBITDA margin was due to the same factors impacting the increase in adjusted operating margin.
Measurement and Control Solutions
Operating income was $113 million for our Measurement and Control Solutions (operating margin of 6.5%) during 2023, an increase of $111 million, or 5,550.0%, when compared to operating income of $2 million (operating margin of 0.1%) during the prior year, or a total increase of 640 basis points of operating margin. Operating margin increases included favorable impacts of 150 basis points from a decrease in special charges, acquired intangible asset amortization, and restructuring and realignment costs as compared to the prior year. Additionally, the operating margin increase included 1,310 basis points from favorable operating impacts consisting of 630 basis points from favorable volume, 350 basis points from productivity savings and 330 basis points of price realization. Favorable impacts were partially offset by 820 basis points of unfavorable impacts driven by 370 basis points of inflation, 130 basis points of increased inventory management costs, 70 basis points of unfavorable mix, 70 basis points of increased spending on strategic investments, 40 basis points of increased employee related costs. Excluding special charges, acquired intangible asset amortization, and restructuring and realignment costs, adjusted operating income was $203 million (adjusted operating margin of 11.7%) during 2023 as compared to adjusted operating income of $94 million (adjusted operating margin of 6.8%) during the prior year.
Adjusted EBITDA was $278 million (adjusted EBITDA margin of 16.1%) during 2023, an increase of $111 million, or 66.5%, when compared to adjusted EBITDA of $167 million (adjusted EBITDA margin of 12.0%) during the prior year. The increase in adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA was not favorably impacted by the relative impact of depreciation and software amortization expense.

Integrated Solutions and Services
Operating income was $8 million for our Integrated Solutions and Services segment during 2023 (operating margin of 1.0%). Excluding amortization of acquired intangible asset amortization, special charges and restructuring and realignment costs, adjusted operating income was $105 million  (adjusted operating margin of 12.9%).
Adjusted EBITDA was $181 million for our Integrated Solutions and Services segment during 2023 (adjusted EBITDA margin of 22.2%).
Corporate and other
Operating loss for corporate and other increased $142 million, or 253.6%, compared to the prior year. The increase in operating loss for the year was primarily due to higher special charges and restructuring and realignment costs as compared to the prior year. Excluding special charges and restructuring and realignment costs, adjusted operating loss increased $25 million, or 46.3%, compared to the prior year. The increase in adjusted operating loss is primarily related to increased operating expense due to the acquisition of Evoqua, increased employee costs and spending on strategic investments.
Interest Expense
Interest expense was $49 million and $50 million for 2023 and 2022, respectively. The decrease in interest expense was primarily driven by a reduction of interest expense incurred during 2022 related to our 2.250% Senior Notes due 2023 that were paid off in December 2022, and reduced expense generated by cross currency swaps. Partially offsetting these items was interest expense on several debt facilities, including a term loan entered into in May 2023 for use in funding the acquisition of Evoqua, securitization and equipment financing facilities assumed as part of our acquisition of Evoqua. See Note 15, "Credit Facilities and Debt", of our consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for 2023 was $26 million at an effective tax rate of 4.1% as compared to $85 million at an effective tax rate of 19.2% in 2022. The 2023 effective tax rate differs from that of 2022 primarily due to the impact of audit settlements and tax rate changes in the current period. See Note 7, "Income Taxes", of our consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Liquidity and Capital Resources
The following table summarizes our sources and uses of cash:

	Year Ended December 31,
(in millions)	2023	2022	Change
Operating activities	$837	$596	$241
Investing activities	(628)	(191)	(437)
Financing activities	(157)	(790)	633
Foreign exchange (a)	23	(20)	43
Total	$75	$(405)	$480
(a)The favorable impact of foreign exchange as compared to 2022 is primarily due to strengthening of the Euro, Chinese Yuan and the Canadian Dollar.
Sources and Uses of Liquidity
Operating Activities
During 2023, net cash provided by operating activities was $837 million, compared to $596 million in 2022. The $241 million year-over-year increase was primarily driven by higher cash earnings and improved working capital driven by reduction of safety stock. These increases were partially offset by the payment of transaction costs associated with the acquisition of Evoqua and the investment in a distribution agreement of select technology in 2023, as well as increased payments for taxes and restructuring versus the prior year.
Investing Activities
Cash used in investing activities was $628 million in 2023, compared to $191 million in 2022. This increase in cash used of $437 million reflects the acquisition of Evoqua, increased capital expenditures and cash paid for equity investments. Cash received from the sales of businesses and cash received from the termination of acquired interest rate swaps partially offset these items.

Financing Activities
Cash used in financing activities was $157 million in 2023, compared to $790 million in 2022. The year-over-year decrease in cash used was mainly driven by lower debt repayments, with the early payment in December 2022 of the Senior Notes due in March 2023, cash received from a new term loan facility in 2023, as well as an increase cash received from the exercise of employee stock options and a reduction of repurchases of common stock. Higher dividend payments partially offset these items.
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
Based on our current global cash positions, cash flows from operations and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements and service debt and other obligations in both the U.S. and outside of the U.S. over the next twelve months. Currently, we have available liquidity of approximately $2 billion, consisting of $1 billion of cash and $1 billion of available credit facilities as disclosed in Note 15, "Credit Facilities and Debt", of our consolidated financial statements.
Contractual Obligations
Material contractual obligations arising in the normal course of business primarily consist of debt obligations and related interest payments, lease obligations and unconditional purchase obligations. Refer Note 15, “Credit Facilities and Debt” and Note 11, “Leases” of the consolidated financial statements for related to these matters.
The Company has future unconditional purchase commitments which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments within the next twelve months for these obligations is $438 million, excluding contracts that can be canceled without penalty.

Credit Facilities and Long-Term Contractual Commitments
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
The satisfaction of performance obligations in a contract is based upon when the customer obtains control over the asset. Depending on the nature of the performance obligation, control transfers either at a particular point in time, or over time, which determines the pattern of revenue recognition.
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
Certain businesses also enter into long-term construction-type sales contracts where revenue is recognized over time. In these instances, revenue is recognized using a measure of progress that applies the input method based on costs incurred in relation to total estimated costs. We also recognize revenue for certain of these arrangements using the output method and measure progress based on shipments of product where control has transferred to the customer.
For all contracts with customers, we determine the transaction price in the arrangement and allocate the transaction price to each performance obligation identified in the contract. Judgment is required to determine the appropriate unit of account, and we separate out the performance obligations if they are capable of being distinct and are distinct within the context of the contract. The transaction price is adjusted for our estimate of variable consideration, which may include a right of return, discounts, rebates, penalties and retainage. To estimate variable consideration, we apply the expected value method or the most likely amount method, based on whichever method most appropriately predicts the amount of consideration we expect to be entitled to. The method applied is typically based on historical experience and known trends. We constrain the amounts of variable consideration that are included in the transaction price, to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when uncertainties around the variable consideration are resolved.
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
Goodwill and Intangible Assets. We review goodwill and indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We also review the carrying value of our finite-lived intangible assets for potential impairment when impairment indicators arise. We conduct our annual impairment test as of the first day of the fourth quarter. For goodwill, the estimated fair value of each reporting unit is compared to the carrying value of the net assets assigned to that reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, then an impairment charge is recognized for that excess up to the amount of recorded goodwill. We estimate the fair value of our reporting units using an income approach based on the discounted value of estimated cash flows. Our projected cash flows are discounted using weighted costs of capital and are derived using revenue growth rates and operating margin estimates, taking into consideration industry and market conditions. In instances where we have completed an acquisition shortly before our annual impairment assessment we perform a qualitative assessment to determine if a quantitative assessment is necessary. We estimate the fair value of our intangible assets with indefinite lives using either the income approach or the market approach. Under the income approach, we calculate fair value based on the present value of estimated future cash flows. Under the market approach, we calculate fair value based on recent sales and selling prices of similar assets.

Determining the fair value of a reporting unit or an indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, assumed royalty rates, future economic and market conditions and identification of appropriate market comparable data. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also require judgment. Goodwill is tested for impairment at either the operating segment level identified in Note 21, “Segment and Geographic Data,” of the consolidated financial statements, or one level below. The fair values of our reporting units and indefinite-lived intangible assets are based on estimates and assumptions that are believed to be reasonable. Significant changes to these estimates and assumptions could adversely impact our conclusions. Actual future results may differ from those estimates.
The risks around impairment of our assets are included in our risk factor disclosures referenced under “Item 1A. Risk Factors".
During the fourth quarter of 2023, we performed our annual impairment assessment and determined that our goodwill reporting units either did not need to be assessed quantitatively or the estimated fair values of our goodwill reporting units were substantially in excess of each of their carrying values. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances require us to do so. We determined that no material impairment of the indefinite-lived intangibles existed as of the measurement date in 2023. However, future indefinite-lived intangible impairment tests could result in a charge to earnings. We will continue to evaluate indefinite-lived intangibles on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

Post-retirement Benefit Plans. Company employees around the world participate in numerous defined benefit plans. The determination of projected benefit obligations and the recognition of expenses related to these plans are dependent on various assumptions. These assumptions primarily relate to discount rates, expected long-term rates of return on plan assets, rate of future compensation increases, mortality, years of service and other factors (some of which are disclosed in Note 16, “Post-retirement Benefit Plans,” of the consolidated financial statements). Actual results that differ from our assumptions are accumulated and amortized on a straight-line basis only to the extent they exceed 10% of the higher of the market-related value or projected benefit obligation, over the average remaining service period of active plan participants, or for plans with all or substantially all inactive participants, over the average remaining life expectancy.
Significant Assumptions
Management develops each assumption using relevant Company experience, in conjunction with market-related data for each individual country in which such plans exist. All assumptions are reviewed annually with third-party consultants and are adjusted as necessary. The table below provides the weighted average assumptions used to estimate our defined benefit pension obligations and costs as of and for the years ended 2023 and 2022.

	2023		2022
	U.S.	Int’l	U.S.	Int’l
Benefit Obligation Assumptions
Discount rate	5.00%	3.55%	5.25%	4.13%
Rate of future compensation increase	NM	2.87%	NM	2.79%
Net Periodic Benefit Cost Assumptions
Discount rate	5.25%	4.13%	3.00%	1.55%
Expected long-term return on plan assets	6.00%	5.85%	5.50%	2.79%
Rate of future compensation increase	NM	2.79%	NM	2.84%
NM    Not meaningful. The pension benefits for future service for all the U.S. pension plans are based on years of service and not impacted by future compensation increases.
We determine the expected long-term rate of return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, the Company analyzes the estimated future returns based on independent estimates of asset class returns and evaluates historical broad market returns over long-term timeframes based on the strategic asset allocation, which is detailed in Note 16, “Post-retirement Benefit Plans” of the consolidated financial statements.

For the recognition of net periodic pension cost, the calculation of the expected return on plan assets is generally derived by applying the expected long-term rate of return to the market-related value of plan assets. The market-related value of plan assets is based on average asset values at the measurement date over the last five years. The use of fair value, rather than a calculated value, could materially affect net periodic pension cost. The weighted average expected long-term rate of return for all of our plan assets to be used in determining net periodic benefit costs for 2024 is estimated at 5.84%. We estimate that every 25 basis point change in the expected return on plan assets impacts the expense by less than $1 million.
The discount rate reflects our expectation of the present value of expected future cash payments for benefits at the measurement date. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense. We base the discount rate assumption on current investment yields of high-quality fixed income investments during the retirement benefits maturity period. The pension discount rate was determined by considering an interest rate yield curve comprising AAA/AA bonds, with maturities between zero and 30 years, developed by the plan’s actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single-point discount rate matching the plan’s characteristics. Our weighted average discount rate for all pension plans effective January 1, 2024, is 3.79%. We estimate that every 25 basis point change in the discount rate impacts the expense by less than $1 million.
The rate of future compensation increase assumption reflects our long-term actual experience and future and near-term outlook. Effective January 1, 2024, our expected rate of future compensation increase is 2.99% for all pension plans. The estimated impact of a 25 basis point change in the expected rate of future compensation is less than $1 million.
We currently anticipate making contributions to our pension and post-retirement benefit plans in the range of $31 million to $37 million during 2024. Approximately $8 million of contributions are expected to be made in the first quarter.
Funded Status
Funded status is derived by subtracting the respective year-end values of the projected benefit obligations from the fair value of plan assets. We estimate that every 25 basis point change in the discount rate impacts the funded status by approximately $9 million.
Fair Value of Plan Assets
The plan assets of our pension plans comprise a broad range of investments, including domestic and foreign equity securities, interests in hedge funds, fixed income investments, insurance contracts, and cash and cash equivalents.
A portion of our pension benefit plan assets portfolio comprises investments in hedge funds that are generally measured at net asset value. However, in certain instances, the values reported by the asset managers were not current at the measurement date. Accordingly, we made estimate adjustments to the last reported value where necessary to measure the assets at fair value at the measurement date. These adjustments consider information received from the asset managers, as well as general market information. The adjustment recorded at December 31, 2023 and 2022 for these assets represented less than 1% of total plan assets in each respective year. Asset values for other positions were generally measured using market observable prices. We estimate that a 5.00% change in asset values will impact funded status by approximately $11 million.
New Accounting Pronouncements
See Note 2, “Recently Issued Accounting Pronouncements,” of the consolidated financial statements for a complete discussion of recent accounting pronouncements.

2024 Business Outlook
We anticipate total revenue growth in the range of 14% to 15% in 2024, with organic revenue growth anticipated to be in the range of 3% to 5%. The following is a summary of the 2024 organic revenue outlook by segment.
•In the Water Infrastructure segment, we expect organic revenue growth in the mid-single-digits in 2024, driven by our mission-critical applications, as well as strong capital project demand. We will continue to monitor softness within China.

•In the Applied Water segment, we expect organic revenue declines in the low-single-digits in 2024, due to decreased demand in the industrial and buildings solutions applications and headwinds due to normalizing backlog levels.

•We expect Measurement and Control Solutions segment organic revenue growth in the low-double-digits in 2024, supported by our strong backlog. We expect demand for our AMI solutions to remain strong in 2024. Additionally, we have a positive outlook in our test and measurement businesses.

•We expect organic revenue growth in the mid-single-digits in the Integrated Solutions and Services segment in 2024, driven by growth in our capital and service businesses and our strong backlog.

Effective January 1, 2024, we unified our Integrated Solutions and Services segment, the dewatering business within our Water Infrastructure segment and the assessment services business within our Measurement and Control Solutions segment to form a new segment called Water Solutions and Services. Certain recast financial information for the new reportable segments will be provided in the first quarter of 2024.
The integration of Evoqua is on track with our integration plan, and we will continue to strategically execute restructuring and realignment actions in an effort to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. During 2023, we incurred $72 million and $34 million in restructuring and realignment costs, respectively. During 2024, we currently expect to incur between $50 million and $70 million in restructuring and realignment costs.
We are strongly positioned to deliver on our 2024 commitments with commercial and operational momentum. Our comprehensive platform provides critical solutions in our largest end markets. Our 2024 commitments are supported by robust backlog, resilient end markets, and recurring service revenue to support growth. Beyond 2024, we remain on track to deliver our longer-term strategic and financial milestones.

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
Foreign Currency Exchange Rate Risk
Approximately 46% of our 2023 revenues were from customers in various locations outside the U.S.
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
Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. Dollar. The translation risk is primarily concentrated in the exchange rate between the U.S. Dollar and the Euro, British Pound, Canadian Dollar, Chinese Yuan, Australian Dollar, Indian Rupee, and Swedish Krona. As the U.S. Dollar strengthens against other currencies in which we transact business, revenue and income will generally be negatively impacted, and if the U.S. Dollar weakens, revenue and income will generally be positively impacted. We expect to continue to generate significant revenue from non-U.S. operations and we expect the cash generated from that revenue to be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so, though we continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations. We also hedge our investment in certain foreign subsidiaries via the use of cross-currency swaps. Accordingly, we estimate that a 10% movement of the U.S. Dollar to various foreign currency exchange rates we translate from, in aggregate would not have a material economic impact on our financial position and results of operations.
Interest Rate Risk
As of December 31, 2023, our long-term debt portfolio is primarily comprised of four series of fixed-rate senior notes that total approximately $1.9 billion. The senior notes are not exposed to interest rate risk as the bonds are at a fixed rate until maturity. In addition to the senior notes, we also have $75 million in equipment financings with fixed interest rates. Our long-term debt portfolio also includes $326 million of variable rate debt, primarily comprised of the $278 million for the Term Facility (as defined in Note 15, “Credit Facilities and Debt” to the consolidated financial statements) and $48 million of equipment financings with variable interest rates . We estimate that a 1% movement in interest rates would not have a material economic impact on our financial position and results of operations. Based on the current interest rate market we do not anticipate material risk associated with our debt refinancing within the target time frame of maturity.
Commodity Price Exposures
For a discussion of risks relating to commodity prices, refer to “Item 1A. Risk Factors.”

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Xylem Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Xylem Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill — Measurement and Control Solutions Reporting Units — Refer to Note 12 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The goodwill balance was $7.6 billion as of December 31, 2023, of which $1.7 billion is allocated to the Measurement and Control Solutions reporting units. The fair value of the Measurement and Control Solutions reporting units exceeded their carrying value as of the 2023 measurement date and, therefore, no impairment was recognized.
To determine the fair value of the Measurement and Control Solutions reporting units, the Company used the income approach. Under the income approach, the fair value of the Measurement and Control Solutions reporting units was based on the discounted value of the estimated cash flows that the reporting unit is expected to generate. Projections were based on management’s estimates of revenue growth rates and the selection of the discount rate, taking into consideration industry and market conditions. The discount rate was based on the weighted average cost of capital appropriate for the Measurement and Control Solutions reporting units.

Given the significant judgments made by management to estimate the fair value of the Measurement and Control Solutions reporting units, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate and forecasts of future revenue required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future revenue and selection of the discount rate for the Measurement and Control Solutions reporting units included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Measurement and Control Solutions reporting units, such as controls related to management’s forecasts of future revenue and the selection of the discount rate.
•We assessed the reasonableness of management’s revenue forecasts by comparing the projections to historical results and certain peer companies and information included in industry reports.
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
•Our fair value specialists also assisted in evaluating the reasonableness of the Measurement and Control Solutions reporting units’ fair value by considering comparable EBITDA multiples of peer companies.
Evoqua Acquisition Intangibles Valuation — Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Evoqua Water Technologies Corp. (“Evoqua”) for $6.9 billion on May 24, 2023. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including Customer and Distributor Relationships valued at $1.4 billion. Management estimated the fair value of the Customer and Distributor Relationships using the multi-period excess earnings method, which is a specific discounted cash flow method. The fair value determination required management to make significant estimates and assumptions related to future cash flows and the selection of the discount rate.
Given the fair value determination of Customer and Distributor Relationships requires management to make significant estimates and assumptions related to the forecasts of future cash flows and the selection of the discount rate, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future cash flows and selection of the discount rate for the Evoqua Customer and Distributor Relationships included the following, among others:
•We tested the effectiveness of controls over the valuation of the Customer and Distributor Relationships, including management’s controls over forecasts of future cash flows and selection of the discount rate.
•We assessed the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results and certain peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, and (2) discount rate by testing the source information underlying the determination of the various assumptions, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 28, 2024
We have served as the Company's auditor since 2010.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(In Millions, except per share data)

Year Ended December 31,	2023	2022	2021
Revenue from products	$6,291	$4,978	$4,684
Revenue from services	1,073	544	511
Revenue	7,364	5,522	5,195
Cost of revenue from products	3,817	3,002	2,831
Cost of revenue from services	830	436	389
Cost of revenue	4,647	3,438	3,220
Gross profit	2,717	2,084	1,975
Selling, general and administrative expenses	1,757	1,227	1,179
Research and development expenses	232	206	204
Restructuring and asset impairment charges	76	29	7
Operating income	652	622	585
Interest expense	49	50	76
U.K. pension settlement expense	—	140	—
Other non-operating income, net	33	7	—
(Loss) Gain on sale of businesses	(1)	1	2
Income before taxes	635	440	511
Income tax expense	26	85	84
Net income	$609	$355	$427
Earnings per share:
Basic	$2.81	$1.97	$2.37
Diluted	$2.79	$1.96	$2.35
Weighted average number of shares:
Basic	217.0	180.2	180.2
Diluted	218.2	181.0	181.5

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)

Year Ended December 31,	2023	2022	2021
Net income	$609	$355	$427
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	(45)	(53)	20
Net change in derivative hedge agreements:
Unrealized gain (loss)	(2)	(24)	(10)
Amount of (gain) loss reclassified into net income	7	21	4
Net change in post-retirement benefit plans:
Net gain (loss)	(35)	101	51
Amortization of prior service credit	(2)	(2)	(3)
Amortization of net actuarial (gain) loss into net income	(2)	12	23
U.K. pension settlement	—	137	—
Foreign currency translation adjustment	(2)	39	11
Other comprehensive income (loss), before tax	(81)	231	96
Income tax (benefit) expense related to other comprehensive loss	(38)	86	54
Other comprehensive income (loss), net of tax	(43)	145	42
Comprehensive income	$566	$500	$469

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, except per share amounts)

December 31,	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,019	$944
Receivables, less allowances for discounts, returns and credit losses of $56 and $50 in 2023 and 2022, respectively	1,617	1,096
Inventories	1,018	799
Prepaid and other current assets	230	173
Total current assets	3,884	3,012
Property, plant and equipment, net	1,169	630
Goodwill	7,587	2,719
Other intangible assets, net	2,529	930
Other non-current assets	943	661
Total assets	$16,112	$7,952
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$968	$723
Accrued and other current liabilities	1,221	867
Short-term borrowings and current maturities of long-term debt	16	—
Total current liabilities	2,205	1,590
Long-term debt, net	2,268	1,880
Accrued post-retirement benefit obligations	344	286
Deferred income tax liabilities	557	222
Other non-current accrued liabilities	562	471
Total liabilities	5,936	4,449
Commitment and Contingencies (Note 19)
Stockholders’ equity:
Common stock — par value $0.01 per share:
Authorized 750.0 shares, issued 257.6 and 196.0 shares in 2023 and 2022, respectively	3	2
Capital in excess of par value	8,564	2,134
Retained earnings	2,601	2,292
Treasury stock – at cost 16.0 shares and 15.8 shares in 2023 and 2022, respectively	(733)	(708)
Accumulated other comprehensive loss	(269)	(226)
Total stockholders’ equity	10,166	3,494
Non-controlling interest	10	9
Total equity	10,176	3,503
Total liabilities and stockholders’ equity	$16,112	$7,952

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions)

Year Ended December 31,	2023	2022	2021
Operating Activities
Net income	$609	$355	$427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	193	111	118
Amortization	243	125	127
Deferred income taxes	(79)	(64)	10
Share-based compensation	60	37	33
Restructuring and asset impairment charges	76	29	7
U.K. pension settlement expense	—	140	—
Loss (gain) from sale of businesses	1	(1)	(2)
Other, net	—	(4)	8
Payments for restructuring	(30)	(11)	(25)
Contributions to post-retirement benefit plans	(25)	(19)	(29)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(87)	(192)	(70)
Changes in inventories	41	(147)	(167)
Changes in accounts payable	22	117	81
Changes in accrued liabilities	(4)	57	7
Changes in accrued and deferred taxes	(109)	57	(9)
Net changes in other assets and liabilities	(74)	6	22
Net Cash — Operating activities	837	596	538
Investing Activities
Capital expenditures	(271)	(208)	(208)
Proceeds from the sale of property, plant and equipment	1	4	3
Acquisitions of businesses, net of cash acquired	(476)	—	—
Proceeds from sale of businesses	105	1	10
Cash received from investments	1	5	—
Cash paid for investments	(1)	(11)	—
Cash paid for equity investments	(57)	(3)	(5)
Cash received from interest rate swaps	38	—	—
Cash received from cross-currency swaps	28	28	14
Settlement of currency forward agreement	—	(10)	—
Other, net	4	3	3
Net Cash — Investing activities	(628)	(191)	(183)
Financing Activities
Long-term debt issued, net	278	—	—
Long-term debt repaid, net	(160)	(527)	(600)
Repurchase of common stock	(25)	(52)	(68)
Proceeds from exercise of employee stock options	62	8	19
Dividends paid	(299)	(217)	(203)
Other, net	(13)	(2)	(3)
Net Cash — Financing activities	(157)	(790)	(855)
Effect of exchange rate changes on cash	23	(20)	(26)
Net change in cash and cash equivalents	75	(405)	(526)
Cash and cash equivalents at beginning of year	944	1,349	1,875
Cash and cash equivalents at end of year	$1,019	$944	$1,349
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$69	$76	$99
Income taxes (net of refunds received)	$211	$91	$83
    See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Millions, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2020	$2	$2,037	$1,930	$(413)	$(588)	$8	$2,976
Net income			427				427
Other comprehensive income, net				42			42
Dividends declared ($1.12 per share)			(203)				(203)
Stock incentive plan activity		52			(8)		44
Repurchase of common stock					(60)		(60)
Balance at December 31, 2021	$2	$2,089	$2,154	$(371)	$(656)	$8	$3,226
Net Income			355				355
Other comprehensive income, net				145			145
Other activity						1	1
Dividends declared ($1.20 per share)			(217)				(217)
Stock incentive plan activity		45			(6)		39
Repurchase of common stock					(46)		(46)
Balance at December 31, 2022	$2	$2,134	$2,292	$(226)	$(708)	$9	$3,503
Net income			609				609
Other comprehensive income, net				(43)		—	(43)
Other activity						1	1
Issuance of common stock	1	6,120					6,121
Issuance of replacement equity awards		160					160
Dividends declared ($1.32 per share)			(300)				(300)
Stock incentive plan activity		150			(25)		125
Repurchase of common stock					—		—
Balance at December 31, 2023	$3	$8,564	$2,601	$(269)	$(733)	$10	$10,176

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
Xylem operates in four segments, Water Infrastructure, Applied Water, Measurement and Control Solutions and Integrated Solutions and Services. See Note 21, "Segment and Geographic Data," for further segment background information.
Hereinafter, except as otherwise indicated or unless the context otherwise requires, “Xylem,” “we,” “us,” “our” and “the Company” refer to Xylem Inc. and its subsidiaries.
Acquisition of Evoqua
On May 24, 2023, Xylem completed the acquisition of Evoqua Water Technologies Corp. (“Evoqua”). Refer to Note 3, "Acquisitions and Divestitures," for additional information.
Basis of Presentation
The consolidated financial statements reflect our financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions between our businesses have been eliminated. Certain prior year amounts have been conformed to the current year presentation.
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
The satisfaction of performance obligations in a contract is based upon when the customer obtains control over the asset. Depending on the nature of the performance obligation, control transfers either at a particular point in time, or over time, which determines the pattern of revenue recognition.
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
Share-Based Compensation
Share-based awards issued to employees include non-qualified stock options, restricted stock units and performance share units. Share-based awards issued to members of the Board of Directors include restricted stock units. Compensation costs resulting from share-based payment transactions are recognized primarily at fair value over the requisite service period (typically three years), on a straight-line basis, within selling, general and administrative expenses. The calculated compensation cost is adjusted based on an estimate of awards ultimately expected to vest. The fair value of a non-qualified stock option is determined on the date of grant using a binomial lattice pricing model incorporating multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The fair value of restricted stock unit awards is determined using the closing price of our common stock on date of grant. The fair value of Return on Invested Capital ("ROIC"), Revenue, and adjusted EBITDA performance share units at 100% target is determined using the closing price of our common stock on date of grant. The calculated compensation cost is adjusted based on an estimate of awards ultimately expected to vest and our assessment of the probable outcome of the performance condition. The fair value of Total Shareholder Return ("TSR") performance share units is calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.
Research and Development
We conduct research and development activities, which consist primarily of the development of new products, product applications, and manufacturing processes. To the extent these activities involve developing software that is sold to our customers, we capitalize the applicable development costs. All other research and development costs are charged to expense as incurred.
Exit and Disposal Costs
We periodically initiate management-approved restructuring activities to achieve cost savings through reduced operational redundancies and to position ourselves strategically in the market in response to prevailing economic conditions and associated customer demand. Costs associated with restructuring actions can include severance, acceleration of stock based compensation expense due to "double trigger" change in control provisions, infrastructure charges to vacate facilities or consolidate operations, contract termination costs and other related charges. For involuntary separation plans, a liability is recognized when it is probable and reasonably estimable. For voluntary separation plans, a liability is recognized when the employee irrevocably accepts the voluntary termination. For one-time termination benefits, such as additional severance pay or benefit payouts and other exit costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change.
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
We maintain valuation allowances when it is more likely than not that all or a portion of a deferred asset will not be realized. In determining whether a valuation allowance is warranted, we consider all positive and negative evidence and all sources of taxable income such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies to estimate if sufficient future taxable income will be generated to realize the deferred tax asset. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by the jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of valuation allowance that could materially impact our business, financial condition and results of operations.
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
Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different geographical regions. We evaluate the financial condition of our third-party distributors, resellers and other customers and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of December 31, 2023 and 2022 we do not believe we have any significant concentrations of credit risk.
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
Leases with a lease term of 12 months or less, including renewal options that are reasonably certain to be exercised, that also do not include an option to purchase the underlying asset that is reasonably certain of exercise, are not recorded on the Consolidated Balance Sheets. Instead, lease payments for these leases are recognized as a lease cost on a straight-line basis over the lease term.
We elected the package of practical expedients, which among other things, does not require reassessment of lease classification. Additionally, we have made an accounting policy election whereby we chose not to separate non-lease components from lease components in agreements in all leases which we are the lessee.
In addition to manufacturing and selling equipment, we also lease equipment to customers in exchange for consideration. These arrangements are generally short term in nature and predominantly involve the rental of pumps and accessories within the Water Infrastructure segment. Short term rental arrangements generally do not provide the customer the right to purchase the equipment as Xylem’s strategy is to rent these items over their useful lives. Customers may be billed based on daily, weekly or monthly rates depending on the expected rental period. We assessed that these arrangements constitute a lease under ASC 842, and have recognized them as operating leases. In situations where arrangements contain both the sale of products and a leasing component, contract consideration is allocated based on relative standalone selling price.
The Company also generates revenue through the lease of its water treatment equipment and systems to customers within the Integrated Solutions and Services segment. In certain instances, the Company enters into a contract with a customer but must construct the underlying asset prior to its lease. At the time of contract inception, the Company determines if an arrangement is or contains a lease. These contracts generally contain both lease and non-lease components, including installation, maintenance, and monitoring services of the Company-owned equipment, in addition to sale of certain constructed assets. In situations where arrangements contain multiple elements, contract consideration is allocated based on relative standalone selling price. Lease components associated with underlying assets that have an alternative use are classified as operating leases with revenue recognized over time throughout the lease term. Lease components associated with underlying assets that have no alternative are classified as sales-type leases, with point in time revenue recognition at the on-set of the lease, or classified as financing transactions, with over time revenue recognition at the on-set of the construction of the underlying assets. In order for a component to be separate, the customer would be able to benefit from the right of use of the component separately or with other resources readily available to the customer and the right of the use is not highly dependent or highly interrelated with the other rights to use the other underlying assets or components.
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
Post-retirement Benefit Plans
The determination of defined benefit pension and post-retirement plan obligations and their associated costs requires the use of actuarial computations to estimate participant plan benefits to which the employees will be entitled. The assumptions primarily relate to discount rates, expected long-term rates of return on plan assets, rate of future compensation increases, mortality, years of service and other factors. We develop each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. All actuarial assumptions are reviewed annually with third-party consultants and adjusted as necessary. For the recognition of net periodic post-retirement cost, the calculation of the expected return on plan assets is generally derived by applying the expected long-term rate of return on the market-related value of plan assets. The market-related value of plan assets is based on average asset values at the measurement date over the last five years. Actual results that differ from our assumptions are accumulated and amortized on a straight-line basis only to the extent they exceed 10% of the higher of the market-related value or the projected benefit obligation, over the average remaining service period of active participants, or for plans with all or substantially all inactive participants, over the average remaining life expectancy. The fair value of plan assets is determined based on market prices or estimated fair value at the measurement date.
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
Derivative Financial Instruments
We record all derivatives on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, including forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to hedge certain risks economically, even though hedge accounting does not apply or we elect not to apply hedge accounting.
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
Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2023 and 2022 were uninsured. Foreign cash balances at December 31, 2023 and 2022 were $955 million and $813 million, respectively.
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

Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, "Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures." This guidance requires disclosure information about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is required to be applied on a retrospective basis to all periods presented in the consolidated financial statements. The Company is currently evaluating the impacts of the guidance on our disclosures in future periods.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. The ASU is intended to improve income tax disclosure requirements, primarily through additional disclosures about a reporting entity’s effective tax rate reconciliations as well as information on income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The amendments are required to be applied on a prospective basis, with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the method of adoption and the impacts of the guidance on our disclosures in future periods.
Recently Adopted Pronouncements
In September 2022, the FASB issued ASU 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations." This guidance requires disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. The new standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. The ASU became effective January 1, 2023, except for the rollforward requirement, which becomes effective January 1, 2024. The disclosures related to our adoption of the standard are included below:
The Company facilitates the opportunity for suppliers to participate in voluntary supply chain financing programs with third-party financial institutions. Xylem agrees on commercial terms, including payment terms, with suppliers regardless of program participation. The company does not determine the terms or conditions of the arrangement between suppliers and the third-party financial institutions. Participating suppliers are paid directly by the third-party financial institution. Xylem pays the third-party financial institution the stated amount of confirmed invoices from its designated suppliers at the original invoice amount on the original maturity dates of the invoices, ranging from 45-180 days. Xylem does not pay fees related to these programs. Xylem or the third-party financial institutions may terminate the agreements upon at least 30 days’ notice. As of December 31, 2023, the total outstanding balance under these programs is $176 million presented on our Consolidated Balance Sheets within "Accounts payable."
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
Note 3. Acquisitions and Divestitures
Evoqua Water Technologies Corp.
On May 24, 2023, the Company completed the acquisition of 100% of the issued and outstanding shares of Evoqua, a leader in providing water and wastewater treatment solutions, offering a broad portfolio of products and services to support industrial, municipal, and recreational customers, pursuant to the Agreement and Plan of Merger dated January 22, 2023 (the “Merger Agreement”). The Merger Agreement provided that Fore Merger Sub, Inc., a wholly owned subsidiary of the Company, merge with and into Evoqua, with Evoqua surviving as a wholly owned subsidiary of Xylem (the “Merger”). Under the terms and conditions of the Merger Agreement, each share of Evoqua common stock issued and outstanding immediately prior to the effective time of the Merger (other than certain excluded shares as described in the Merger Agreement) was converted into the right to receive 0.48 (the “Exchange Ratio”) of a share of the common stock of Xylem. Upon the effectiveness of the Merger, legacy Evoqua stockholders owned approximately 25% and legacy Xylem shareholders owned approximately 75% of the combined company. The purchase price for purposes of the Merger consisted of an aggregate of $6,121 million of the Company’s common stock, $160 million in replacement equity awards, and $619 million to repay certain indebtedness of Evoqua (refer to Note 15, "Credit Facilities and Debt"). Acquisition costs for the year ended December 31, 2023 of

$57 million have been recorded within Selling, general and administrative expense in our Consolidated Income Statements.

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

We recorded measurement period adjustments as a result of refining certain assumptions that were based on facts and circumstances that existed as of the acquisition date, including customer attrition and discount rates, which affected the underlying cash flows in the valuation. Measurement period adjustments recorded on our Consolidated Balance Sheets at December 31, 2023 primarily include a $535 million decrease in intangible assets, a $123 million reduction in long term deferred income tax liabilities, which together with other adjustments, resulted in a corresponding $449 million increase to goodwill. As a result, we recognized a reduction of expenses of approximately $5 million related to amortization in our Consolidated Income Statements for the year ended December 31, 2023 that would have been recognized during the nine months ended September, 30, 2023 if the measurement period adjustments would have been made as of the acquisition date.

The following table summarizes the preliminary acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed from Evoqua:

(in millions)	Fair Value
Cash and cash equivalents	$143
Receivables (a)	432
Inventories	268
Prepaid and other current assets	78
Assets held for sale	8
Property, plant and equipment, net	508
Goodwill	4,813
Other intangible assets, net	1,772
Other non-current assets	181
Non-current assets held for sale	85
Accounts payable	(210)
Accrued and other current liabilities	(349)
Short-term borrowings and current maturities of long-term debt	(166)
Liabilities held for sale	(1)
Long-term debt	(111)
Other non-current accrued liabilities	(120)
Deferred income tax liabilities	(428)
Non-current liabilities held for sale	(3)
Total	$6,900
(a)Including $322 million of receivables and $110 million of contract assets.

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

The amounts of revenue and net loss from continuing operations before income taxes of Evoqua since the acquisition date included in the Consolidated Income Statements for the year ended December 31, 2023 are $1,177 million and $66 million, respectively. The $4,813 million of goodwill recognized, which is not deductible for U.S. income tax purposes, is primarily attributable to synergies and economies of scale expected from combining the operations of Evoqua and Xylem, as well as the assembled workforce of Evoqua.

Identifiable Intangible Assets Acquired

The following table summarizes key information underlying identifiable intangible assets related to the Evoqua acquisition:

(in millions)	Useful Life (in years)	Useful Life Weighted Average (in years)	Fair Value (in millions)
Trademarks	6	6.0	$50
Proprietary technology and patents	4 - 9	7.1	123
Customer and distributor relationships	6 - 20	17.9	1,395
Backlog	1 - 10	5.4	120
Permits	8	8.0	70
Software	1 - 13	2.3	14
Total		15.4	$1,772

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
•The Permits intangible asset was valued using the with and without method. The with and without method of valuation is an approach that considers the hypothetical impact to the projected cash flows of the business if the intangible asset was not in place.
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

Stock-Based Compensation
In connection with the Merger, each outstanding and issued option, restricted stock unit (“RSU”), performance stock unit (“PSU”) and cash-settled stock appreciation right (“SAR”) was converted into the Xylem equivalent, with outstanding PSUs being converted into Xylem RSUs. As a result, Xylem issued 2 million replacement equity options and 707 thousand RSU awards (of which 330 thousand were converted PSUs.) The portion of the fair value related to pre-combination services of $160 million was included in the purchase price, and $56 million will be recognized over the remaining service periods. As of December 31, 2023, the future unrecognized expense related to the outstanding options and RSUs was approximately $1 million and $11 million, respectively. The future unrecognized expense related to options and RSUs will be recognized over a weighted-average service period of 2 years. SARs are immaterial.

Pro Forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the year ended December 31, 2023 and 2022, assuming the acquisition had occurred on January 1, 2022.

	Year Ended December 31,
(in millions)	2023	2022
Revenue	$8,146	$7,329
Net income	$668	$256

The foregoing unaudited pro forma results are for informational purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the acquisition occurred on January 1, 2022, nor are they necessarily indicative of future results. The unaudited pro-forma information for all periods presented includes the following adjustments, where applicable, for business combination accounting effects resulting from the acquisition: (i) amortization of the fair value step up in inventory, (ii) additional amortization expense related to finite-lived intangible assets acquired, (iii) repayment of Evoqua’s term loan and revolver and the settlement of the related interest rate swap, (iv) additional interest expense related to financing for the acquisition (refer to Note 15, "Credit Facilities and Debt"), (v) depreciation expense on property, plant and equipment, (vi) additional incremental stock-based compensation expense for the replacement of Evoqua’s outstanding equity awards with Xylem’s replacement equity awards, and (vii) the related tax effects assuming that the business combination occurred on January 1, 2022.
The significant non-recurring adjustments reflected in the unaudited pro-forma consolidated information above include the reclassification of the transaction costs to the earliest period presented and the reversal of the impacts related to the settlement of the interest rate swap, each net of tax.
Divestitures
During the third quarter ended September 30, 2023, Xylem sold the former Evoqua hemodialysis concentrates business for approximately $12 million.

On June 15, 2023, Xylem sold the former Evoqua carbon reactivation and slurry operations to Desotec US LLC, a subsidiary of Desotec N.V., for approximately $91 million, a price equal to the fair value less costs to sell the business.

Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Year Ended December 31,
(in millions)	2023	2022	2021
Revenue from contracts with customers	$6,963	$5,294	$4,998
Lease Revenue	401	228	197
Total	$7,364	$5,522	$5,195

The following table reflects revenue from contracts with customers by application:

	Year Ended December 31,
(in millions)	2023	2022	2021
Water Infrastructure
Transport	$1,889	$1,715	$1,619
Treatment	795	421	431

Applied Water
Building Solutions	1,025	965	877
Industrial Water	828	802	736

Measurement and Control Solutions
Water	1,354	1,126	1,055
Energy	375	265	280

Integrated Solutions and Services	697	—	—

Total	$6,963	$5,294	$4,998

The following table reflects revenue from contracts with customers by geographical region:

	Year Ended December 31,
(in millions)	2023	2022	2021
Water Infrastructure
United States	$934	$664	$556
Western Europe	911	757	753
Emerging Markets (a)	581	495	537
Other	258	220	204

Applied Water
United States	970	914	804
Western Europe	401	380	370
Emerging Markets (a)	342	349	324
Other	140	124	115

Measurement and Control Solutions
United States	1,122	857	796
Western Europe	290	240	256
Emerging Markets (a)	203	198	189
Other	114	96	94

Integrated Solutions and Services
United States	646	—	—
Western Europe	8	—	—
Emerging Markets (a)	9	—	—
Other	34	—	—

Total	$6,963	$5,294	$4,998

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
The table below provides contract assets, contract liabilities, and significant changes in contract assets and liabilities:

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at 1/1/2022	$125	$164
Additions, net	115	137
Revenue recognized from opening balance	—	(109)
Billings transferred to accounts receivable	(82)	—
Other	(7)	(9)
Balance at 1/1/2023	$151	$183
Opening balance from the acquisition of Evoqua	110	107
Additions, net	121	162
Revenue recognized from opening balance	—	(128)
Billings transferred to accounts receivable	(126)	—
Other	7	(9)
Balance at 12/31/2023	$263	$315

(a)Excludes receivable balances that are disclosed on the Consolidated Balance Sheets

Performance obligations

Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of December 31, 2023, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $914 million, of which $414 million was obtained through the Evoqua acquisition. We expect to recognize the majority of revenue upon the completion of satisfying these performance obligations in the following 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 5. Restructuring and Asset Impairment Charges
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position itself. During 2023 we incurred restructuring costs of $72 million. We incurred these charges primarily as a result of our acquisition of Evoqua. Approximately $27 million of the charges related to stock-based compensation expense due to acceleration clauses in Evoqua's equity compensation agreements. Approximately $15 million of the charges represented the reduction of headcount related to the integration of Evoqua. Additionally, during 2023 we incurred $30 million of charges related to our efforts to reposition our businesses to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. The charges were incurred across all of our segments.
During 2022, we incurred restructuring charges of $15 million. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount across the Water Infrastructure, Applied Water and Measurement and Control Solutions segments.
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
The following table presents the components of restructuring expense and asset impairment charges incurred during each of the previous three years:

	Year Ended December 31,
(in millions)	2023	2022	2021
By component:
Severance and other charges	$70	$15	$10
Asset impairment	3	—	1
Other restructuring charges	—	—	1
Reversal of restructuring accruals	(1)	—	(6)
Total restructuring costs	72	15	6
Asset impairment charges	4	14	1
Total restructuring and asset impairment charges	$76	$29	$7

By segment:
Water Infrastructure	$15	$6	$8
Applied Water	7	4	2
Measurement and Control Solutions	15	19	(3)
Integrated Solutions and Services	4	—	—
Corporate and Other	35	—	—
Restructuring
The following table displays a roll-forward of the restructuring accruals, presented on our Consolidated Balance Sheets within "accrued and other current liabilities" and "other non-current accrued liabilities," for the years ended December 31, 2023 and 2022:

(in millions)	2023	2022
Restructuring accruals - January 1	$10	$7
Restructuring costs	72	15
Cash payments	(30)	(11)
Asset impairment	(3)	—
Stock based compensation included within AOCL	(27)	—
Foreign currency and other	2	(1)
Restructuring accruals - December 31	$24	$10

By segment:
Water Infrastructure	$3	$1
Applied Water	1	—
Measurement and Control Solutions	8	3
Integrated Solutions and Services	1	—
Regional selling locations (a)	7	4
Corporate and other	4	2
(a)    Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following table presents the total costs expected to be incurred, the amount incurred in the period, and the cumulative costs incurred to date for our 2021, 2022 and 2023 restructuring actions:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Integrated Solutions and Services	Corporate	Total
Actions Commenced in 2023:
Total expected costs	$18	$16	$12	$7	$34	$87
Costs incurred during 2023	15	6	11	4	35	71
Total expected costs remaining	$3	$10	$1	$3	$(1)	$16

Actions Commenced in 2022:
Total expected costs	$6	$5	$4	$—	$—	$15
Costs incurred during 2022	6	4	4	—	—	14
Costs incurred during 2023	—	1	—	—	—	1
Total expected costs remaining	$—	$—	$—	$—	$—	$—

Actions Commenced in 2021:
Total expected costs	$3	$—	$—	$—	$—	$3
Costs incurred during 2021	3	—	—	—	—	$3
Costs incurred during 2022	—	—	—	—	—	$—
Costs incurred during 2023	—	—	—	—	—	$—
Total expected costs remaining	$—	$—	$—	$—	$—	$—
During 2022, we also incurred charges of $1 million within the Measurement and Control Solutions segment, related to actions commenced prior to 2020. During 2021, we recorded a reduction of $3 million within the Measurement and Control Solutions segment, related to actions commenced prior to 2020.
The Water Infrastructure, Applied Water, Measurement and Control Solutions, Integrated Solutions and Services and Corporate actions commenced in 2023 consist primarily of severance charges. The actions are expected to continue through the end of 2024.
The Water Infrastructure, Applied Water and Measurement and Control Solutions actions commenced in 2022 consist primarily of severance charges. The actions commenced in 2022 are complete.
The Water Infrastructure actions commenced in 2021 consist primarily of severance charges. The actions commenced in 2021 are complete.
Asset Impairment
During the first and fourth quarters of 2023, we determined that internally developed in-process software within our Measurement and Control Solutions segment was impaired as a result of actions taken to prioritize strategic investments and we therefore recognized an impairment charge of $2 million and $1 million, respectively. Refer to Note 12, "Goodwill and Other Intangible Assets," for additional information.
During the third quarter of 2023, we recognized a $1 million impairment charge for certain fixed assets within our Measurement and Control Solutions segment.
During the third quarter of 2022, we determined that certain assets including software and customer relationships within our Measurement and Control Solutions segment were impaired. Accordingly, we recognized an impairment charge of $14 million. Refer to Note 12,"Goodwill and Other Intangible Assets," for additional information.
During the first quarter of 2021, we determined that certain assets within our Applied Water segment were impaired. Accordingly, we recognized an impairment charge of $1 million. Refer to Note 12,"Goodwill and Other Intangible Assets," for additional information.

Note 6. Other Non-Operating (Expense) Income, Net
The components of other non-operating income, net are as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Interest income	$28	$16	$7
Income from equity method investments	—	—	9
Other (expense) income – net	5	(9)	(16)
Total other non-operating (expense) income, net	$33	$7	$—

Note 7. Income Taxes
The source of pre-tax income and the components of income tax expense are as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Income (loss) components:
Domestic	$123	$90	$45
Foreign	512	350	466
Total pre-tax income	$635	$440	$511
Income tax expense components:
Current:
Domestic – federal	$(4)	$77	$16
Domestic – state and local	23	16	5
Foreign	86	56	53
Total Current	105	149	74
Deferred:
Domestic – federal	$(49)	$(43)	$(2)
Domestic – state and local	(8)	(12)	—
Foreign	(22)	(9)	12
Total Deferred	(79)	(64)	10
Total income tax provision	$26	$85	$84
Effective income tax rate	4.1%	19.2%	16.3%

Reconciliations between taxes at the U.S. federal income tax rate and taxes at our effective income tax rate on earnings before income taxes are as follows:

	Year Ended December 31,
	2023	2022	2021
Tax provision at U.S. statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes	1.7	1.2	0.8
Uncertain tax positions	(9.9)	(1.2)	(0.1)
Net interest deductions	—	(1.8)	(2.4)
U.S. tax on foreign earnings	2.5	2.7	2.2
Tax incentives	(2.6)	(4.4)	(5.5)
Valuation allowance	(5.8)	0.1	0.9
Rate change	(2.0)	(0.6)	0.9
Federal R&D tax credit	(0.5)	(0.7)	(0.7)
Stock compensation	(0.6)	0.1	(0.6)
U.S. foreign derived intangible income tax benefit	(0.7)	(1.3)	(0.6)
Tax on distribution of foreign earnings	—	2.4	(0.2)
Non-deductible compensation	1.2	0.7	0.5
Other tax credits	(1.8)	—	—
Other – net	1.6	1.0	0.1
Effective income tax rate	4.1%	19.2%	16.3%
Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse.

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the Consolidated Balance Sheets:

	December 31,
(in millions)	2023	2022
Deferred tax assets:
Employee benefits	$79	$58
Accrued expenses	49	36
Loss and other tax credit carryforwards	241	245
R&D capitalization	40	32
Inventory	5	5
Lease Liabilities	79	68
Hedging instruments	8	—
Other	12	7
	513	451
Valuation allowance	(179)	(204)
Net deferred tax asset	$334	$247
Deferred tax liabilities:
Intangibles	$500	$155
Investment in foreign subsidiaries	11	5
Property, plant and equipment	131	65
Lease right-of-use assets	78	67
Hedging Instruments	—	20
Other	—	11
Total deferred tax liabilities	$720	$323
Management assesses all available positive and negative evidence, including prudent and feasible tax planning strategies, and estimates if sufficient future taxable income will be generated to realize existing deferred tax assets. On the basis of this evaluation, as of December 31, 2023, a valuation allowance of $179 million has been established to reduce the deferred income tax asset related to certain U.S. and foreign net operating losses and U.S. and foreign capital loss carryforwards.
A reconciliation of the change in valuation allowance on deferred tax assets is as follows:

(in millions)	2023	2022	2021
Valuation allowance — January 1	$204	$201	$217
Change in assessment (a)	(47)	1	—
Current year operations	12	3	4
Other comprehensive income	1	—	(4)
Foreign currency and other (b)	5	(1)	(16)
Acquisitions	4	—	—
Valuation allowance — December 31	$179	$204	$201
(a)    Decrease in valuation allowance in 2023 is primarily attributable to changes in realization on deferred tax assets in various foreign jurisdictions.
(b) Decrease in valuation allowance in 2021 is primarily attributable to foreign exchange movement impacting foreign balances.

Deferred taxes are classified in the Consolidated Balance Sheets as follows:

	December 31,
(in millions)	2023	2022
Non-current assets	$171	$146
Non-current liabilities	(557)	(222)
Total net deferred tax liabilities	$(386)	$(76)
Tax attributes available to reduce future taxable income begin to expire as follows:

(in millions)	December 31, 2023	First Year of Expiration
U.S. net operating loss	$4	December 31, 2025
State net operating loss	88	December 31, 2026
U.S. tax credits	12	December 31, 2032
State excess interest expense	21	Indefinite
State tax credits	—	Indefinite
Foreign net operating loss	901	December 31, 2024
Foreign tax credits	5	December 31, 2030
As of December 31, 2023, the Company has provided a deferred tax liability of $6 million for net foreign withholding taxes and state income taxes on $463 million of foreign earnings expected to be repatriated to the U.S. parent as deemed necessary in the future.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2023	2022	2021
Unrecognized tax benefits — January 1	$102	$111	$114
Gross Increases - Current year tax positions	2	—	—
Gross Increases - Prior year tax positions	4	3	—
Gross Decreases - Prior year tax positions	(75)	(8)	(1)
Acquisitions	2	—	—
Settlements	—	(1)	—
Lapse of Statute of Limitations	—	(2)	(1)
Currency Translation Adjustment	—	(1)	(1)
Unrecognized tax benefits — December 31	$35	$102	$111
The amount of unrecognized tax benefits at December 31, 2023 which, if ultimately recognized, will reduce our effective tax rate is $35 million. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our unrecognized tax benefits. The timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax controversies in one or more jurisdictions. These assessments or settlements could result in changes to our unrecognized tax benefits related to positions on prior years’ tax filings. The actual amount of any change could vary significantly depending on the ultimate timing and nature of any settlements. We cannot currently provide an estimate of the range of possible outcomes. We believe that it is reasonably possible that unrecognized tax benefits will be reduced by approximately $2 million within the next 12 months as a result of the expiration of certain statute of limitations.

We classify interest relating to unrecognized tax benefits as a component of other non-operating (expense) income, net and tax penalties as a component of income tax expense in our Consolidated Income Statements. The amount of accrued interest relating to unrecognized tax benefits as of December 31, 2023 and 2022 was $5 million and $9 million, respectively for both December 31, 2023 and 2022.
During 2019, Xylem’s Swedish subsidiary received a tax assessment for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. Xylem filed an appeal with the Administrative Court of Växjö, which rendered a decision adverse to Xylem in June 2022 for SEK824 million (approximately $82 million USD), consisting of the full tax assessment amount plus penalties and interest. Xylem has appealed this decision with the intermediate appellate court, the Administrative Court of Appeal (the “Court”). At this time, management, in consultation with external legal advisors, continues to believe it is more likely than not that Xylem will prevail on the proposed assessment and will continue to vigorously defend our position through the appellate process. Both parties will have the ability to seek appeal of the Court’s decision to the Supreme Administrative Court of Sweden. There can be no assurance that the final determination by the authorities will not be materially different than our position. As of December 31, 2023, we have not recorded any unrecognized tax benefits related to this uncertain tax position.

The following table summarizes our earliest open tax years by major jurisdiction:

Jurisdiction	Earliest Open Year
Italy	2017
Luxembourg	2019
Sweden	2013
Germany	2016
United Kingdom	2016
United States	2017
Switzerland	2019

Note 8. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted EPS:

	Year Ended December 31,
	2023	2022	2021
Net income (in millions)	$609	$355	$427
Shares (in thousands):
Weighted average common shares outstanding	216,982	180,189	180,225
Add: Participating securities (a)	30	28	22
Weighted average common shares outstanding — Basic	217,012	180,217	180,247
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	768	549	871
Dilutive effect of restricted stock units and performance share units	400	213	408
Weighted average common shares outstanding — Diluted	218,180	180,979	181,526
Basic earnings per share	$2.81	$1.97	$2.37
Diluted earnings per share	$2.79	$1.96	$2.35
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

	Year Ended December 31,
(in thousands)	2023	2022	2021
Stock options	1,703	1,453	1,132
Restricted stock units	566	353	271
Performance share units	289	284	330

Note 9. Inventories
The components of total inventories are summarized as follows:

	December 31,
(in millions)	2023	2022
Finished goods	$355	$286
Work in process	102	58
Raw materials	561	455
Total inventories	$1,018	$799

Note 10. Property, Plant and Equipment
The components of total property, plant and equipment, net are as follows:

	December 31,
(in millions)	2023	2022
Land, buildings and improvements	$480	$360
Machinery and equipment	1,124	896
Equipment held for lease or rental	456	263
Furniture and fixtures	143	124
Construction work in progress	217	106
Other	47	38
Total property, plant and equipment, gross	2,467	1,787
Less accumulated depreciation	1,298	1,157
Total property, plant and equipment, net	$1,169	$630
Depreciation expense related to property, plant and equipment was $177 million, $111 million, and $118 million for 2023, 2022, and 2021, respectively.

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
We did not identify any events or conditions during the 12 month period ended December 31, 2023 to indicate that a reassessment or re-measurement of our existing leases was required. There also were no impairment indicators identified during the 12 month period ended December 31, 2023 that required an impairment test for the Company’s ROU assets.
Our current operating lease liabilities of $84 million and $65 million are included in "accrued and other current liabilities" as of December 31, 2023 and 2022, respectively. Our non-current operating lease liabilities of $272 million and $228 million are included in "Other non-current accrued liabilities" as of December 31, 2023 and 2022, respectively. Our net operating lease ROU asset balances of $348 million and $285 million are included in "other non-current assets" as of December 31, 2023 and 2022 , respectively.
Our current finance lease liabilities of $22 million and $4 million are included in accrued and other current liabilities as of December 31, 2023 and 2022, respectively. Our non-current finance lease liabilities of $64 million and $21 million are included in "other non-current accrued liabilities" as of December 31, 2023 and 2022, respectively. Our net finance lease ROU asset balances of $85 million and $25 million are included in "other non-current assets" as of December 31, 2023 and 2022 , respectively.

	Year Ended December 31,
(in millions)	2023	2022	2021
Lease cost
Finance lease cost:
Depreciation of ROU assets	$16	$3	$1
Interest on lease liabilities	2	1	—
Operating lease cost	96	83	84
Short-term lease cost	4	2	2
Variable lease cost	23	21	23
Total lease cost	$141	$110	$110
The supplemental cash flow information related to leases are as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2	$—	$—
Operating cash flows from operating leases	$92	$82	$83
Financing cash flows from finance leases	$14	$3	$1
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$34	$24	$5
Operating leases	$74	$94	$109
Information relating to the lease term and discount rate are as follows:

	Year Ended December 31,
	2023	2022
Weighted-average remaining lease term (years)
Operating leases	6 Years	7 Years
Finance leases	5 Years	7 Years

Weighted-average discount rate
Operating leases	3.2%	2.3%
Finance leases	4.2%	2.7%
As of December 31, 2023, the maturities of finance lease liabilities were as follows:

(in millions)
2024	$22
2025	23
2026	19
2027	14
2028	8
Thereafter	8
Total lease payments	94
Less: Imputed interest	(8)
Total	$86

As of December 31, 2023, the maturities of operating lease liabilities were as follows:

(in millions)
2024	$89
2025	78
2026	63
2027	49
2028	37
Thereafter	68
Total lease payments	384
Less: Imputed interest	(30)
Total	$354
Lessor arrangements
Our gross assets available for rent were $457 million and $263 million as of December 31, 2023 and 2022, respectively. The accumulated amortization related to our gross assets was $203 million and $161 million as of December 31, 2023 and 2022, respectively. Depreciation expense for these assets was $58 million, $27 million and $24 million for the 12 month period ended December 31, 2023, 2022 and 2021, respectively.

The components of our lease revenue are as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Lease revenue: operating leases	$395	$228	$197
Lease revenue: sales-type leases	6	—	—
Total lease revenue	$401	$228	$197

As of December 31, 2023, future minimum lease payments under operating leases are as follows:

(in millions)
2024	$122
2025	74
2026	59
2027	50
2028	34
Thereafter	172
Future minimum lease payments	$511

At December 31, 2023, the Company had current and long-term lease receivables of $5 million and $57 million, respectively, recorded in Prepaid and other current assets and Other non-current assets, respectively, in the Consolidated Balance Sheets related to sales-type leases.

As of December 31, 2023, maturities of sales type lease receivables are as follows:

(in millions)
2024	$5
2025	5
2026	5
2027	5
2028	4
Thereafter	38
Future minimum lease payments	$62

Note 12. Goodwill and Other Intangible Assets
Changes in the carrying value of goodwill by reportable segment during the years ended December 31, 2023 and 2022 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Integrated Solutions and Services	Total
Balance as of December 31, 2021	$656	$515	$1,621	$—	$2,792
Activity in 2022
Foreign currency and other	(18)	(13)	(42)	—	(73)
Balance as of December 31, 2022	$638	$502	$1,579	$—	$2,719
Activity in 2023
Acquisitions	1,779	385	141	2,508	4,813
Foreign currency and other	17	8	19	11	55
Balance as of December 31, 2023	$2,434	$895	$1,739	$2,519	$7,587
As of December 31, 2023 and 2022, goodwill included accumulated impairment losses $206 million, within the Measurement and Control Solutions segment.
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
During the fourth quarter of 2023, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were in excess of each of their carrying values. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	December 31, 2023			December 31, 2022
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$2,172	$(475)	$1,697	$784	$(371)	$413
Proprietary technology and patents	292	(141)	151	165	(118)	47
Trademarks	188	(96)	92	137	(80)	57
Software	598	(335)	263	514	(268)	246
Other	201	(41)	160	5	(3)	2
Indefinite-lived intangibles	166	—	166	165	—	165
Other intangibles	$3,617	$(1,088)	$2,529	$1,770	$(840)	$930
We determined that no material impairment of the indefinite-lived intangibles existed as of the measurement date of our impairment assessment in 2023. Future impairment tests could result in a charge to earnings. We will continue to evaluate the indefinite-lived intangible assets on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

During 2023, the Company assessed whether the carrying amounts of long-lived assets in the Measurement and Control Solutions segment may not be recoverable based on the updated forecast of future cash flows, and therefore impaired. Our assessment resulted in an impairment charge of $3 million, primarily related to software. The charge was calculated using an income approach, which is considered a Level 3 input for fair value measurement, and is reflected in “Restructuring and asset impairment charges” in our Consolidated Income Statements.
During 2022, the Company assessed whether the carrying amounts of long-lived assets in the Measurement and Control Solutions segment may not be recoverable based on the updated forecast of future cash flows, and therefore impaired. Our assessment resulted in an impairment charge of $14 million, primarily related to software and customer relationships. The charge was calculated using an income approach, which is considered a Level 3 input for fair value measurement, and is reflected in “Restructuring and asset impairment charges” in our Consolidated Income Statements.
Customer and distributor relationships, proprietary technology and patents, trademarks, software and other are amortized over weighted average lives of approximately 16 years, 12 years, 11 years, 6 years and 4 years, respectively.
Total amortization expense for intangible assets was $243 million, $125 million, and $127 million for 2023, 2022 and 2021, respectively.
Estimated amortization expense for each of the five succeeding years is as follows:

(in millions)
2024	$312
2025	282
2026	252
2027	226
2028	206

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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Chinese Yuan, Australian Dollar, and Polish Zloty. We had foreign exchange contracts with purchase notional amounts totaling $29 million and $255 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, our most significant foreign currency derivatives included contracts to purchase U.S. Dollar and sell Chinese Yuan and purchase Canadian Dollar and sell U.S. Dollar. The purchased notional amounts associated with these currency derivatives are $19 million and $10 million, respectively. As of December 31, 2022, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, purchase U.S. Dollar and sell Canadian Dollar, purchase Polish Zloty and sell Euro, sell Canadian Dollar and purchase Euro and to sell Australian Dollar and purchase Euro. The purchased notional amounts associated with these currency derivatives were $105 million,$73 million, $29 million, $13 million, $13 million, $13 million and $9 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross-Currency Swaps
Beginning in 2015, we entered into cross-currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019, third quarter of 2020, and second quarter of 2022 we entered into additional cross-currency swaps. The total notional amount of derivative instruments designated as net investment hedges was and $1,691 million and $1,616 million as of December 31, 2023 and 2022, respectively.
Foreign Currency Denominated Debt
On March 11, 2016, we issued 2.250% Senior Notes of €500 million aggregate principal amount due March 2023. On December 12, 2022, our Senior Notes due March 2023 were settled with cash on hand for a total of $527 million. Previously, the entirety of the outstanding balance of the 2.250% Senior Notes was designated as a hedge of a net investment in certain foreign subsidiaries. On June 2, 2022, we de-designated the entirety of the outstanding balance of the €500 million 2.250% Senior Notes, or $533 million from the net investment hedge relationship.
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

The table below presents the effect of our derivative financial instruments on the Consolidated Income Statements and Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
(in millions)	2023	2022	2021
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain (loss) recognized in OCI/L	$(2)	$(24)	$(10)
Amount of loss reclassified from OCI/L into revenue	3	19	4
Amount of loss reclassified from OCI/L into cost of revenue	4	2	—

Derivatives in Net Investment Hedges
Cross-Currency Swaps
Amount of (loss) gain recognized in OCI/L	$(121)	$94	$94
Amount of income recognized in Interest Expense	30	29	21
Foreign Currency Denominated Debt
Amount of (loss) gain recognized in OCI/L	$—	$31	$48

Fair Value Hedges
Foreign Exchange Contracts
Amount of (loss) recognized in Selling, general and administrative expenses	$—	$(7)	$—
Amount recognized in Interest expense	—	(3)	—

As of December 31, 2023, $1 million of the net losses on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of December 31, 2023, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.

The fair values of our derivative contracts currently included in our hedging program were as follows:

	December 31,
(in millions)	2023	2022
Derivatives designated as hedging instruments
Assets
Net Investment Hedges
Other non-current assets	$9	$79
Liabilities
Net Investment Hedges
Other non-current liabilities	(54)	(6)

Note 14. Accrued and Other Current Liabilities
The components of total accrued and other current liabilities are as follows:

	December 31,
(in millions)	2023	2022
Compensation and other employee-benefits	$403	$285
Customer-related liabilities	370	210
Accrued taxes	170	186
Lease liabilities	106	69
Accrued warranty costs	45	37
Other accrued liabilities	127	80
Total accrued and other current liabilities	$1,221	$867

Note 15. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

	December 31,
(in millions)	2023	2022
3.250% Senior Notes due 2026 (a)	500	500
1.950% Senior Notes due 2028 (a)	500	500
2.250% Senior Notes due 2031 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Equipment Financing due 2024 to 2032	123	—
Term loan	278	—
Debt issuance costs and unamortized discount (b)	(17)	(20)
Total debt	$2,284	$1,880
Less: short-term borrowings and current maturities of long-term debt	16	—
Total long-term debt	$2,268	$1,880
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2026 was $482 million and $470 million as of December 31, 2023 and 2022, respectively. The fair value of our Senior Notes due 2028 was $453 million and $430 million as of December 31, 2023 and 2022 respectively. The fair value of our Senior Notes due 2031 was $429 million and $406 million as of December 31, 2023 and 2022 respectively. The fair value of our Senior Notes due 2046 was $349 million and $333 million as of December 31, 2023 and 2022, respectively.
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

Interest on the Green Bond is payable on January 30 and July 30 of each year. As of December 31, 2023, we are in compliance with all covenants for the Green Bond.
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
Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of December 31, 2023, we are in compliance with all covenants for the Senior Notes.
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
The 2023 Credit Facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio (or maximum leverage ratio), which will be based on the last four fiscal quarters. In accordance with the terms of the agreement to the 2023 Credit Facility, Xylem may not exceed a maximum leverage ratio of 4.00 to 1.00 for a period of four consecutive fiscal quarters beginning with the fiscal quarter during which a material acquisition is consummated and a maximum leverage ratio of 3.50 to 1.00 thereafter for a minimum of four fiscal quarters before another material acquisition is consummated. In addition, the 2023 Credit Facility contains a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-

back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2023 Credit Facility also contains customary events of default. Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2023 Credit Facility, subject to certain requirements and conditions set forth in the 2023 Credit Facility. As of December 31, 2023, the 2023 Credit Facility was undrawn, and we are in compliance with all revolver covenants. The 2023 Credit Facility has availability of $1 billion, comprised of the $1 billion aggregate principal as of December 31, 2023.
Term Loan Facility
On May 9, 2023, the Company’s subsidiary, Xylem Europe GmbH (the “borrower”) entered into a 24 month €250 million (approximately $278 million) term loan facility (the “Term Facility”) the terms of which are set forth in a term loan agreement, among the borrower, the Company, as parent guarantor and ING Bank. The Company has entered into a parent guarantee in favor of ING Bank also dated May 9, 2023 to secure all present and future obligations of the borrower under the Term Loan Agreement. The net cash proceeds were used to repay a portion of Evoqua’s indebtedness pursuant to the Merger Agreement.
Equipment Financings
As a result of the Evoqua acquisition, the Company has secured financing agreements that require providing a security interest in specified equipment and, in some cases, the underlying contract and related receivables. As of December 31, 2023, the gross and net amounts of those assets are included on the Consolidated Balance Sheets as follows:

	December 31, 2023
(in millions)	Gross	Net
Property, plant, and equipment, net	$75	$71
Receivables, net	1	1
Prepaid and other current assets	5	5
Other non-current assets	58	57
	$139	$134

During the year ended December 31, 2023, the Company entered into the following equipment financings:

Date entered	Due	Interest Rate at December 31, 2023	Principal Amount
December 20, 2023	July 31, 2032	6.320%	2
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $1 billion inclusive of the 2023 Credit Facility. As of December 31, 2023 and 2022, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding, respectively. The net cash proceeds from issuance of commercial paper were used to repay a portion of Evoqua’s indebtedness pursuant to the Merger Agreement. We have the ability to continue borrowing under this program going forward in future periods.
Euro Commercial Paper Program
On June 3, 2019, Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $556 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of December 31, 2023 and 2022, none of the Company's Euro commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.

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

(in millions)	Defined Contribution
2023	$74
2022	53
2021	60
The Xylem Stock Fund, an investment option under the defined contribution plan in which Company employees participate, is considered an Employee Stock Ownership Plan. As a result, participants in the Xylem Stock Fund may receive dividends in cash or may reinvest such dividends into the Xylem Stock Fund. Company employees held approximately 231 thousand and 245 thousand shares of Xylem Inc. common stock in the Xylem Stock Fund at December 31, 2023 and 2022, respectively.
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
During 2023 and 2022, no plan amendments had a material impact to the Company's financial statements.

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

Amounts recognized in the Consolidated Balance Sheets for pension and other employee-related benefit plans (collectively, "Post-retirement Plans") reflect the funded status of the post-retirement benefit plans. The following table provides a summary of the funded status of our Post-retirement Plans, the presentation of such balances and a summary of amounts recorded within AOCL:

(in millions)	December 31, 2023			December 31, 2022
	Pension	Other	Total	Pension	Other	Total
Fair value of plan assets	$296	$—	$296	$246	$—	$246
Projected benefit obligation	(582)	(31)	(613)	(482)	(31)	(513)
Funded status	$(286)	$(31)	$(317)	$(236)	$(31)	$(267)
Amounts recognized in the Consolidated Balance Sheets
Other non-current assets	$43	$—	$43	$34	$—	$34
Accrued and other current liabilities	(13)	(3)	(16)	(12)	(3)	(15)
Accrued post-retirement benefit obligations	(316)	(28)	(344)	(258)	(28)	(286)
Net amount recognized	$(286)	$(31)	$(317)	$(236)	$(31)	$(267)
Accumulated other comprehensive loss:
Net actuarial losses	$(88)	$(7)	$(95)	$(50)	$(6)	$(56)
Prior service credit	(2)	2	—	(1)	4	3
Total	$(90)	$(5)	$(95)	$(51)	$(2)	$(53)
The unrecognized amounts recorded in AOCL will be subsequently recognized as expense on a straight-line basis only to the extent they exceed 10% of the higher of the market-related value or the projected benefit obligation, over the average remaining service period of active participants, or for plans with all or substantially all inactive participants, over the average remaining life expectancy. Actuarial gains and losses incurred in future periods and not recognized as expense in those periods will initially be recognized as increases or decreases in other comprehensive income, net of tax.

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit domestic and international pension plans were:

	Domestic Plans		International Plans
	December 31,		December 31,
(in millions)	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$92	$117	$390	$926
Service cost	2	3	7	12
Interest cost	5	3	16	13
Benefits paid	(8)	(7)	(18)	(29)
Actuarial loss (gain) (a)	6	(24)	36	(241)
Plan amendments, settlements and curtailments (b)	2	—	(2)	(202)
Acquisitions	—	—	31	—
Foreign currency translation and other	—	—	23	(89)
Benefit obligation at end of year	$99	$92	$483	$390
Change in plan assets:
Fair value of plan assets at beginning of year	$80	$108	$166	$571
Employer contributions	5	—	17	16
Actual return on plan assets	9	(21)	16	(133)
Benefits paid	(8)	(7)	(18)	(29)
Plan amendments, settlements and curtailments	—	—	(1)	(202)
Acquisitions	—	—	22	—
Foreign currency translation and other	—	—	8	(57)
Fair value of plan assets at end of year	$86	$80	$210	$166
Unfunded status of the plans	$(13)	$(12)	$(273)	$(224)
(a)Actuarial losses for our qualified defined benefit pension plans in 2023 primarily reflect a decrease in the discount rate in 2023 as compared to 2022, which increased benefit obligations.
(b)Qualified defined benefit pension plan settlements in 2022 predominantly related to the transfer of gross benefit obligations and related plan assets to an insurance company upon completion of the U.K. pension buy-out as described above.

The following table provides a roll-forward of the projected benefit obligation for the other post-retirement employee benefit plans:

(in millions)	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$31	$42
Interest cost	2	1
Benefits paid	(3)	(3)
Actuarial gain	1	(9)
Benefit obligation at the end of year	$31	$31
The accumulated benefit obligation (“ABO”) for all the defined benefit pension plans was $551 million and $460 million at December 31, 2023 and 2022, respectively.

For defined benefit pension plans in which the ABO was in excess of the fair value of the plans’ assets, the projected benefit obligation, ABO and fair value of the plans’ assets were as follows:

	December 31,
(in millions)	2023	2022
Projected benefit obligation	$474	$391
Accumulated benefit obligation	448	372
Fair value of plan assets	146	121
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Domestic defined benefit pension plans:
Service cost	$2	$3	$3
Interest cost	5	3	3
Expected return on plan assets	(6)	(6)	(7)
Amortization of net actuarial loss	—	3	4
Net periodic benefit cost	$1	$3	$3
International defined benefit pension plans:
Service cost	$7	$12	$14
Interest cost	16	13	11
Expected return on plan assets	(11)	(13)	(14)
Amortization of net actuarial (gain) loss	(2)	10	17
U.K. pension settlement expense	—	140	—
Net periodic benefit cost	$10	$162	$28
Total net periodic benefit cost	$11	$165	$31
The components of net periodic benefit cost other than the service cost component are included in the line item "Other non-operating (expense) income, net" in the Consolidated Income Statements.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss), as they pertain to our defined benefit pension plans are as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Domestic defined benefit pension plans:
Net (gain) loss	$3	$3	$—
Amortization of net actuarial gain (loss)	—	(3)	(4)
(Gains) losses recognized in other comprehensive income (loss)	$3	$—	$(4)
International defined benefit pension plans:
Net (gain) loss	$31	$(95)	$(51)
Amortization of net actuarial gain (loss)	2	(8)	(17)
U.K. pension settlement expense	—	(137)	—
Foreign Exchange	2	(39)	(11)
(Gains) losses recognized in other comprehensive income (loss)	$35	$(279)	$(79)
Total (gains) losses recognized in other comprehensive income (loss)	$38	$(279)	$(83)
Total (gains) losses recognized in comprehensive income	$49	$(114)	$(52)

The components of net periodic benefit cost for other post-retirement employee benefit plans are as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Interest cost	2	1	1
Amortization of prior service credit	(2)	(2)	(2)
Amortization of net actuarial loss	—	1	2
Net periodic benefit cost	$—	$—	$1
Other changes in benefit obligations recognized in other comprehensive income (loss), as they pertain to other post-retirement employee benefit plans are as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Net loss (gain)	$1	$(9)	$—
Prior service credit	—	—	—
Amortization of prior service credit	2	2	3
Amortization of net actuarial loss	—	(1)	(2)
Losses (gains) recognized in other comprehensive income (loss)	$3	$(8)	$1
Total losses (gains) recognized in comprehensive income	$3	$(8)	$2
Assumptions
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our pension plans.

	2023		2022		2021
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Benefit Obligation Assumptions
Discount rate	5.00%	3.55%	5.25%	4.13%	3.00%	1.55%
Rate of future compensation increase	NM	2.87%	NM	2.79%	NM	2.84%
Net Periodic Benefit Cost Assumptions
Discount rate	5.25%	4.13%	3.00%	1.55%	2.50%	1.06%
Expected long-term return on plan assets	6.00%	5.85%	5.50%	2.79%	6.50%	2.60%
Rate of future compensation increase	NM	2.79%	NM	2.84%	NM	2.79%
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

Our expected return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, we analyze the plans’ actual historical annual return on assets, net of fees, over the past 15, 20 and 25 years; we estimate future returns based on independent estimates of asset class returns; and we evaluate historical broad market returns over long-term timeframes based on our asset allocation range. For the U.S. Master Trust which has existed since 2011, historical returns were estimated using a constructed portfolio that reflects the Company’s strategic asset allocation and the historical compound geometric returns of each asset class for the longest time period available. Based on this approach, the weighted average expected long-term rate of return for all of our plan assets to be used in determining net periodic benefit costs for 2024 is estimated at 5.84%.
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
The following table provides the actual asset allocations of plan assets as of December 31, 2023 and 2022, and the related asset target allocation ranges by asset category:

	2023	2022	Target Allocation Ranges
Equity securities	43.9%	47.1%	35-75%
Fixed income	42.9%	43.9%	45-60%
Cash, insurance contracts and other	13.2%	9.0%	0-15%
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

The following table provides the fair value of plan assets held by our pension benefit plans by asset class:

	2023					2022
(in millions)	Level 1	Level 2	Level 3	NAV Practical Expedient	Total	Level 1	Level 2	Level 3	NAV Practical Expedient	Total
Equity securities
Global stock funds/securities	$43	$56	$—	$13	$112	$37	$51	$—	$9	$97
Diversified growth and income funds	—	—	—	18	18	—	—	—	19	19
Fixed income
Corporate bonds	1	64	—	12	77	1	67	—	5	73
Government bonds	—	22	—	23	45	—	13	—	18	31
Hedging instruments	—	5	—	—	5	—	4	—	—	4
Insurance contracts and other	—	—	26	6	32	—	—	20	—	20
Cash and cash equivalents	7	—	—	—	7	2	—	—	—	2
Total plan assets subject to leveling	$51	$147	$26	$72	$296	$40	$135	$20	$51	$246

The following table presents a reconciliation of the beginning and ending balances of fair value measurement within our pension plans using significant unobservable inputs (Level 3):

(in millions)	Insurance Contracts and Other
Balance, December 31, 2021	$368
Purchases, sales, settlements, net	(210)
Actual return on plan assets	(99)
Currency impact	(39)
Balance, December 31, 2022	20
Purchases, sales, settlements, net	5
Actual return on plan assets	—
Currency impact	1
Balance, December 31, 2023	$26

Contributions and Estimated Future Benefit Payments
Funding requirements under governmental regulations are a significant consideration in making contributions to our post-retirement plans. We made contributions of $25 million and $19 million to our post-retirement plans during 2023 and 2022, respectively. We currently anticipate making contributions to our post-retirement plans in the range of $31 million to $37 million during 2024, of which approximately $8 million is expected to be made in the first quarter.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

(in millions)	Pension	Other Benefits
2024	$30	$3
2025	30	3
2026	31	3
2027	32	3
2028	33	3
Years 2029 - 2033	166	11

Note 17. Share-Based Compensation Plans
Our share-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. In addition, members of our Board of Directors participate in our share-based compensation program in connection with their service on our board. Share-based awards issued to employees include non-qualified stock options, restricted stock units and performance share units. Under the 2011 Omnibus Incentive Plan, the number of shares initially available for awards was 18 million. On November 18, 2022, there were an additional 3.2 million of shares registered for issuance under this plan, which do not increase the total pool of 18 million. On May 24, 2023, there were an additional 2.7 million shares registered for issuance. As of December 31, 2023, there were approximately 5.6 million shares of common stock available for future awards.
Total share-based compensation expense recognized for 2023, 2022 and 2021 was $60 million, $37 million, and $33 million, respectively. The unamortized compensation expense at December 31, 2023 related to our stock options, restricted share units and performance share units was $8 million, $42 million and $15 million, respectively, and is expected to be recognized over a weighted average period of 1.6, 1.7 and 1.9 years, respectively. See Note 5, "Restructuring and Asset Impairment Charges" of our consolidated financial statements for discussion of certain restructuring charges related to stock-based compensation expense.
The amount of cash received from the exercise of stock options was $62 million, $8 million and $19 million for 2023, 2022 and 2021 with a tax benefit of $12 million, $3 million and $6 million, respectively, realized associated with stock option exercises and vesting of restricted stock units. We classify as an operating activity the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock unit vestings.

Stock Option Grants
Options are awarded with a contractual term of 10 years, generally vest over a three-year period and are exercisable within the contractual term, except in certain instances of termination due to death, retirement, disability and other limited circumstances in accordance with the terms of the grant agreements. The exercise price per share is the fair market value of the underlying common stock on the date each option is awarded. At December 31, 2023, there were options to purchase an aggregate of 2.1 million shares of common stock. The following is a summary of the changes in outstanding stock options for 2023 (granted amounts include options issued in conjunction with the Evoqua acquisition):

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2023	1,935	$67.55	5.9
Granted	2,153	38.13
Exercised	(1,930)	32.40
Forfeited and expired	(31)	85.46
Other	23	73.16
Outstanding at December 31, 2023	2,150	$69.34	5.9	$97
Options exercisable at December 31, 2023	1,577	$62.39	5.0	$82
Vested and non-vested expected to vest as of December 31, 2023	2,107	$68.82	5.6	$96
The amount of non-vested options outstanding was 0.6 million, 0.6 million and 0.7 million at a weighted average grant date share price of $88.48, $87.62 and $84.66 as of December 31, 2023, 2022 and 2021, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2023, 2022 and 2021 was $140 million, $4 million and $27 million, respectively.
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions used for 2023, 2022, and 2021 (excluding the valuation of options granted in conjunction with the Evoqua acquisition):

	2023	2022	2021
Dividend yield	1.31%	1.37%	1.10%
Volatility	27.30%	26.25%	26.29%
Risk-free interest rate	4.25%	1.74%	0.86%
Expected term (in years)	5.4	5.6	5.7
Weighted-average fair value per option	$29.06	$20.38	$23.26
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
Restricted Stock Unit Grants
Restricted stock units awarded to employees vest over a three-year period. Prior to the time a restricted stock unit becomes fully vested, the awardees cannot transfer, pledge or encumber such units. Prior to the time a restricted stock unit is fully vested, the awardees do not have certain rights of a stockholder, such as the right to vote and receive dividends; however, dividends accrue during the vesting period and are paid upon vesting. If an employee leaves prior to vesting, whether through resignation or termination for cause, the restricted stock unit and related accrued dividends are forfeited. If an employee retires prior to vesting, a pro-rata portion of the restricted stock unit may vest in accordance with the terms of the applicable grant agreements. Restricted stock units awarded to member of our Board become fully vested upon the day prior to the next annual meeting. The fair value of the restricted stock unit awards is determined using the closing price of our common stock on date of grant.

The following is a summary of the changes in outstanding restricted stock units for 2023 (granted amounts include options issued in conjunction with the Evoqua acquisition):

	Share Units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2023	553	$88.88
Granted	1,049	103.08
Vested	(699)	38.29
Forfeited	(41)	51.52
Outstanding at December 31, 2023	862	$98.49
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
ROIC and Adjusted EBITDA Performance Share Unit Grants
As approved by the Leadership Development & Compensation Committee of the Company's Board of Directors, for the 2023-2025 performance period, the completion of the acquisition of Evoqua transitioned one of the performance share unit metrics from a pre-set, three-year adjusted Return on Invested Capital ("ROIC") performance target to a pre-set, third-year adjusted earnings before interest, taxes, depreciation and amortization expense (“EBITDA”) performance target for the combined company. The fair value of the adjusted EBITDA performance share unit awards is determined using the closing price of our common stock on date of grant.
The following is a summary of the changes in outstanding ROIC and EBITDA performance share units for 2023:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2023	146	$88.78
Granted	36	100.69
Forfeited (a)	(68)	82.40
Outstanding at December 31, 2023	114	$97.70
(a)Includes adjusted ROIC performance share unit awards forfeited during the period as a result of the final performance condition not being achieved on vest date.
Revenue Performance Share Unit Grants
The fair value of the Revenue performance share unit awards is determined using the closing price of our common stock on date of grant.
The following is a summary of our Revenue performance share unit grants for 2023:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2023	32	$86.77
Granted	36	100.69
Forfeited	(2)	91.12
Outstanding at December 31, 2023	66	$94.19

TSR Performance Share Unit Grants
The following is a summary of the changes in outstanding TSR performance share units for 2023:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2023	178	$100.67
Granted	72	108.54
Adjustment for Market Condition Achieved (a)	40	102.55
Vested	(102)	102.55
Forfeited	(8)	100.99
Outstanding at December 31, 2023	180	$103.52
(a) Represents an increase in the number of original TSR performance share units awarded based on the final market condition achievement at the end of the performance period of such awards. The fair value of TSR performance share units were calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The following are weighted-average key assumptions for 2023 grants.

	2023	2022	2021
Volatility	35.9%	33.3%	33.5%
Risk-free interest rate	4.66%	1.44%	0.24%

Note 18. Capital Stock

The Company has the authority to issue an aggregate of 750 million shares of common stock having a par value of $0.01 per share. The stockholders of Xylem common stock are entitled to receive dividends as declared by the Xylem Board of Directors. Dividends declared were $1.32, $1.20 and $1.12 during 2023, 2022 and 2021, respectively.

The changes in shares of common stock outstanding for the three years ended December 31 are as follows:

(share units in thousands)	2023	2022	2021
Beginning Balance, January 1	180,253	180,392	180,354
Shares issued for the Evoqua acquisition (a)	58,779	—	—
Stock incentive plan net activity	2,730	437	716
Repurchase of common stock	(258)	(576)	(678)
Ending Balance, December 31	241,504	180,253	180,392
(a)See Note 3. "Acquisitions and Divestitures" of our consolidated financial statements for further information.
For the years ended December 31, 2023 and December 31, 2022 the Company repurchased 0.3 million shares of common stock for $25 million and repurchased 0.6 million shares of common stock for $52 million, respectively. Repurchases include both share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The detail of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. For the year ended December 31, 2023, there were no shares repurchased under the program. For the year ended December 31, 2022, we repurchased 0.5 million shares for $46 million. There are up to $182 million in shares that may still be purchased under this plan as of December 31, 2023.

Aside from the aforementioned repurchase programs, we repurchased approximately 0.3 million and 0.1 million shares for $25 million and $6 million during 2023 and 2022, respectively, in relation to settlement of employee income tax withholding obligations due as a result of the vesting of restricted stock units. These repurchases are included in the stock incentive plan net activity in the above table.

Note 19. Accumulated Other Comprehensive Loss

The following table provides the components of accumulated other comprehensive loss for 2023, 2022 and 2021:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2021	$(86)	$(330)	$3	$(413)
Foreign currency translation adjustment	20			20
Income tax impact on foreign currency translation adjustment	(35)			(35)
Changes in post-retirement benefit plans		51		51
Foreign currency translation adjustment for post-retirement benefit plans		11		11
Income tax expense on changes in post-retirement benefit plans, including settlement		(15)		(15)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net		20		20
Income tax impact on amortization of post-retirement benefit plan items		(5)		(5)
Unrealized loss on derivative hedge agreements			(10)	(10)
Reclassification of unrealized loss on foreign exchange agreements into revenue			1	1
Reclassification of unrealized (gain) loss on foreign exchange agreements into cost of revenue			4	4
Balance at December 31, 2021	$(101)	$(268)	$(2)	$(371)
Foreign currency translation adjustment	(53)			(53)
Income tax impact on foreign currency translation adjustment	(26)			(26)
Changes in post-retirement benefit plans		101		101
U.K. pension settlement		137		137
Foreign currency translation adjustment for post-retirement benefit plans		39		39
Income tax expense on changes in post-retirement benefit plans		(58)		(58)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net		10		10
Income tax impact on amortization of post-retirement benefit plan items		(2)		(2)
Unrealized loss on derivative hedge agreements			(24)	(24)
Tax on unrealized loss on derivative hedge agreements			—	—
Reclassification of unrealized loss on foreign exchange agreements into revenue			19	19
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue			2	2

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at December 31, 2022	$(180)	$(41)	$(5)	$(226)
Foreign currency translation adjustment	(45)			(45)
Income tax impact on foreign currency translation adjustment	29			29
Changes in post-retirement benefit plans		(35)		(35)
Foreign currency translation adjustment for post-retirement benefit plans		(2)		(2)
Income tax expense on changes in post-retirement benefit plans, including settlement		9		9
Amortization of prior service cost and net actuarial gain on post-retirement benefit plans into other non-operating income (expense), net		(4)		(4)
Income tax impact on amortization of post-retirement benefit plan items		1		1
Unrealized loss on derivative hedge agreements			(2)	(2)
Tax on unrealized loss on derivative hedge agreements			(1)	(1)
Reclassification of unrealized loss on foreign exchange agreements into revenue			3	3
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue			4	4
Balance at December 31, 2023	$(196)	$(72)	$(1)	$(269)

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
See Note 7, "Income Taxes" of our consolidated financial statements for a description of a pending tax litigation matter.
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
We have estimated and accrued $18 million and $5 million as of December 31, 2023 and 2022, respectively, for these general legal matters.
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of December 31, 2023 and 2022, the amount of surety bonds, bank guarantees, insurance letters of credit and stand-by letters of credit was $729 million and $451 million, respectively.

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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million as of both December 31, 2023 and 2022, respectively, for environmental matters.
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
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defects and specific non-performance. Warranty expense was $29 million, $24 million, and $27 million for 2023, 2022 and 2021, respectively. The table below provides changes in the combined current and non-current product warranty accruals over each period.

(in millions)	2023	2022	2021
Warranty accrual – January 1	$54	$57	$65
Net charges for product warranties in the period	29	24	27
Net Evoqua additions from acquisition	10	—	—
Settlement of warranty claims	(32)	(25)	(32)
Foreign currency and other	2	(2)	(3)
Warranty accrual – December 31	$63	$54	$57

Note 21. Segment and Geographic Data
Our business has four reportable segments: Water Infrastructure, Applied Water, Measurement and Control Solutions and Integrated Solutions and Services. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. The Water Infrastructure segment focuses on the transportation and treatment of water, offering a range of products including water, wastewater and storm water pumps, treatment equipment, and controls and systems. The Water Infrastructure segment also includes Applied Product Technologies ("APT") from the Evoqua acquisition. APT provides highly-differentiated and scalable products that can be used stand-alone or as components in integrated solutions to a diverse set of system integrators and end-users. Key offerings include filtration and separation, disinfection, wastewater treatment, and anodes used across municipal, industrial and aquatics markets . The Applied Water segment serves many of the primary uses of water and focuses on the residential, commercial and industrial markets. The Applied Water segment's major products include pumps, valves, heat exchangers, controls and dispensing equipment. The Measurement and Control Solutions segment focuses on developing advanced technology solutions that enable intelligent use and conservation of critical water and energy resources as well as analytical instrumentation used in the testing of water. The Measurement and Control Solutions segment's major products include smart metering, networked communications, measurement and control technologies, critical infrastructure technologies, software and services including cloud-based analytics, remote monitoring and data management, leak detection and pressure monitoring solutions and testing equipment. The Integrated Solutions and Services segment provides tailored services and solutions in collaboration with the customers backed by life‑cycle services including on‑demand water, outsourced water, recycle / reuse, and emergency response service alternatives to improve operational reliability, performance, and environmental compliance. The Integrated Solutions and Services segment's major products include equipment systems for industrial needs (influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment and recycle / reuse), full-scale outsourcing of operations and maintenance, and municipal services, including odor and corrosion control services.
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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1, "Summary of Significant Accounting Policies"). The following tables contain financial information for each reportable segment:

	Year Ended December 31,
(in millions)	2023	2022	2021
Revenue:
Water Infrastructure	$2,967	$2,364	$2,247
Applied Water	1,853	1,767	1,613
Measurement and Control Solutions	1,729	1,391	1,335
Integrated Solutions and Services	815	—	—
Total	$7,364	$5,522	$5,195
Operating income:
Water Infrastructure	$419	$418	$387
Applied Water	310	258	240
Measurement and Control Solutions	113	2	12
Integrated Solutions and Services	8	—	—
Corporate and other	(198)	(56)	(54)
Total operating income	652	622	585
Interest expense	49	50	76
U.K. pension settlement expense	—	140	—
Other non-operating income, net	33	7	—
Gain/(loss) on sale of businesses	(1)	1	2
Income before taxes	$635	$440	$511
Depreciation and amortization:
Water Infrastructure	$110	$53	$51
Applied Water	21	19	22
Measurement and Control Solutions	139	137	145
Integrated Solutions and Services	130	—	—
Regional selling locations (a)	25	19	20
Corporate and other	11	8	7
Total	$436	$236	$245
Capital expenditures:
Water Infrastructure	$83	$71	$74
Applied Water	32	21	22
Measurement and Control Solutions	68	77	79
Integrated Solutions and Services	48	—	—
Regional selling locations (b)	20	23	25
Corporate and other	20	16	8
Total	$271	$208	$208
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

Geographical Information
Revenue is attributed to countries based upon the location of the customer. Property, Plant & Equipment is attributed to countries based upon the location of the assets:

	Revenue
	Year Ended December 31,
(in millions)	2023	2022	2021
United States	$3,956	$2,573	$2,280
Western Europe	1,655	1,411	1,414
Emerging Markets	1,182	1,074	1,066
Other	571	464	435
Total	$7,364	$5,522	$5,195

	Property, Plant & Equipment
	December 31,
(in millions)	2023	2022	2021
United States	$725	$239	$251
Western Europe	268	227	231
Emerging Markets	141	133	132
Other	35	31	30
Total	$1,169	$630	$644

Note 22. Subsequent Events
On December 13, 2023, the Company announced a change to its reportable segments effective January 1, 2024. As a result, for financial statement periods ending after January 1, 2024, the Company will report the financial position and results of operations of its Integrated Solutions and Services segment together with the dewatering business, currently within our Water Infrastructure segment, and the assessment services business, currently within our Measurement and Control Solutions segment, in a new segment that will be referred to as Water Solutions and Services. The Company’s Water Infrastructure reportable segment will no longer include the results of the dewatering business, and the Company’s Measurement and Control Solutions reportable segment will no longer include the results of the assessment services business. The Company's Applied Water reportable segment will remain unchanged. The Company will provide certain recast financial information reflecting the new reportable segments in the first quarter of 2024. The recast financial information will reflect depreciation and amortization fully allocated to the segments as specifically identified (no depreciation and amortization reported within Regional selling locations).

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the Company, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2023 pursuant to Rule 13a-15(b) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the year ended December 31, 2023 were effective, in all material respects, and designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

The Company's management, including the CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (2013). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment, the Company's management has concluded that our internal control over financial reporting was effective as of December 31, 2023. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 excluded Evoqua, which was acquired by the Company on May 24, 2023. Evoqua is a wholly-owned subsidiary of the Company whose total assets (excluding goodwill and intangible assets, net) and total net sales represent 17% of consolidated total assets and 16% of consolidated net sales, respectively, of the Company as of and for the year ended December 31, 2023. As permitted by guidelines established by the Securities and Exchange Commission, companies are allowed to exclude certain acquisitions from their assessments of internal control over financial reporting during the first year following an acquisition while integrating the acquired companies.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears following Item 9C of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
Trading Plans
During the quarter ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Xylem Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Xylem Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.
As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Evoqua, which was acquired on May 24, 2023, and whose total assets (excluding goodwill and intangible assets, net) and total net sales represent 17% of consolidated total assets and 16% of consolidated net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Evoqua.
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
February 28, 2024

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”) under the captions “Proposal 1 - Election of Directors,” "Board Composition and Refreshment," "Board Committees - Audit Committee," and "Audit Committee Report."
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

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information in our 2024 Proxy Statement set forth under captions “Compensation Discussion and Analysis," "Director Compensation," "Board Committees - Leadership Development and Compensation Committee" and “Leadership Development and Compensation Committee Report.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the information in our 2024 Proxy Statement set forth under the captions “Stock Ownership - Certain Beneficial Owners," "Stock Ownership - Directors and Named Executive Officers" and "Equity Compensation Plan Information."

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the information in our 2024 Proxy Statement set forth under the captions "Corporate Governance - Director Independence" and “Corporate Governance Policies and Practices - Related Party Transactions.”

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the information in our 2024 Proxy Statement set forth under the captions “Proposal 2 - Fees of Audit and Other Services” and "Proposal 2 - Pre-Approval of Audit and Non-Audit Services."

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.
	(2)	Financial Statement Schedules — All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	(3)	Exhibits — See exhibits listed under Part (b) below.
EXHIBIT INDEX

Exhibit Number	Description	Location

2.1	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

2.2	Agreement and Plan of Merger, dated as of January 22, 2023, among Xylem Inc., Fore Merger Sub, Inc. and Evoqua Water Technologies Corp.	Incorporated by reference to Exhibit 2.1 of Xylem Inc.’s Form 8-K filed on January 23, 2023 (CIK No. 1524472), File No. 1-35229)

3.1	Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2	Fifth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on November 15, 2022 (CIK No. 1524472, File No. 1-35229).

4.1	Description of securities registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 10-K Annual report filed on February 24, 2023 (CIK No. 1524472, File No. 1-35229).

4.2	Indenture, dated as of September 20, 2011, between Xylem Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 of ITT Corporation’s Form 8-K filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

4.3	Senior Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.4	First Supplemental Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.2 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229)

4.5	Third Supplemental Indenture, dated October 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.6	Fourth Supplemental Indenture, dated June 26, 2020, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on June 26, 2020 (CIK No. 1524472, File No. 1-35229

4.7	Form of Xylem Inc. 3.250% Senior Notes due 2026.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.8	Form of 1.950% Senior Notes due 2028.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on June 26, 2020 (CIK 1524472, File No. 1-35229)

Exhibit Number		Description	Location
4.9		Form of 2.250% Senior Notes due 2031.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on June 26, 2020 (CIK 1524472, File No. 1-35229)

4.10		Form of Xylem Inc. 4.375% Senior Notes due 2046.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

10.1	#	Xylem 2011 Omnibus Incentive Plan (Amended and Restated as of February 24, 2016).	Incorporated by reference to Exhibit 10.6 of Xylem Inc.'s Form 10-K Annual Report filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

10.2	#	Xylem Retirement Savings Plan.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q Quarterly Report filed on July 30, 2013 (CIK No. 1524472, File No. 1-35229).

10.3	#	Xylem Supplemental Retirement Savings Plan.	Incorporated by reference to Exhibit 10.11 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

10.4	#	Xylem Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.12 of Xylem Inc.'s Form 10-K Annual Report filed on February 23, 2017 (CIK No. 1524472, File No. 1-35229).

10.5	#	Xylem Annual Incentive Plan for the Senior Leadership Team (formerly "Annual Incentive Plan for Executive Officers") restated, with administrative changes only, on July 11, 2022	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q Quarterly Report filed on August 2, 2022 (CIK No. 1524472, File No. 1-35229).

10.6	#	Xylem Special Senior Executive Severance Pay Plan, restated, with administrative changes only, on July 11, 2022	Incorporated by reference to Exhibit 10.15 of Xylem Inc.'s Form 10-Q Quarterly Report filed on August 2, 2022 (CIK No. 1524472, File No. 1-35229).

10.7	#	Xylem Senior Executive Severance Pay Plan (Amended as of May 10, 2017).	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q Quarterly Report filed on August 1, 2017 (CIK No. 1524472, File No. 1-35229).

10.8	#	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (2021).	Incorporated by reference to Exhibit 10.3 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2021 (CIK No. 1524472, File No. 1-35229).

10.9	#	Form of 2011 Omnibus Incentive Plan Performance Share Unit Agreement (2021).	Incorporated by reference to Exhibit 10.4 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2021 (CIK No. 1524472, File No. 1-35229).

10.10	#	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement (2021).	Incorporated by reference to Exhibit 10.5 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2021 (CIK No. 1524472, File No. 1-35229).

10.11	#	Form of 2011 Omnibus Incentive Plan ESG Performance Share Unit Agreement (2021).	Incorporated by reference to Exhibit 10.6 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2021 (CIK No. 1524472, File No. 1-35229).

10.12	#	Form of 2011 Omnibus Incentive Plan Performance Share Unit Agreement (2022)	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2022 (CIK No. 1524472, File No. 1-35229)

10.13	#	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement (2022)	Incorporated by reference to Exhibit 10.2 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2022 (CIK No. 1524472, File No. 1-35229)

10.14	#	Xylem Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit 10.13 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

10.15	#	Form of Non-Employee Director Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q Quarterly Report filed on July 30, 2015 (CIK No. 1524472, File No. 1-35229).

Exhibit Number		Description	Location
10.16	#	Form of 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (2023)	Incorporated by reference to Exhibit 10.3 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2023 (CIK No. 1524472, File No. 1-35229)

10.17	#	Form of 2011 Omnibus Incentive Plan Performance Share Unit Agreement (2023)	Incorporated by reference to Exhibit 10.4 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2023 (CIK No. 1524472, File No. 1-35229)

10.18	#	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement (2023)	Incorporated by reference to Exhibit 10.5 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2023 (CIK No. 1524472, File No. 1-35229)

10.19	#	EWT Holdings I Corp. Stock Option Plan	Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to EWT Holdings I Corp’s Evoqua’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)

10.20	#	Amended and Restated Evoqua Water Technologies Corp. 2017 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 6, 2020 (File No. 001-38272)

10.21	#	Form of Special Restricted Stock Unit Award Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 19, 2021 (File No. 001-38272)

10.22	#	Form of Special Performance Share Unit Award Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on May 19, 2021 (File No. 001-38272)

10.23	#	Form of Restricted Stock Unit Award-Notice of Grant under the Amended and Restated Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (for awards made after fiscal 2021)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on February 1, 2022 (File No. 001-38272)

10.24	#	Form of Performance Share Unit Award-Notice of Grant under the Amended and Restated Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (for awards made after fiscal 2021)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on February 1, 2022 (File No. 001-38272)

10.25	#	Form of Director’s Indemnification Agreement restated, with administrative changes only, on November 12, 2020.	Incorporated by reference to Exhibit 10.20 of Xylem Inc.’s Form 10-K Annual Report filed on February 26, 2021 (CIK No. 1524472, File No. 1-35229).

10.26	#	Letter Agreement between Xylem Inc. and Patrick K. Decker.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q Quarterly Report filed on April 29, 2014 (CIK No. 1524472, File No. 1-35229).

10.27	#	Letter Agreement between Xylem Inc. and Claudia S. Toussaint.	Incorporated by reference to Exhibit 10.23 of Xylem Inc.’s Form 10-K Annual Report filed on February 26, 2021 (CIK No. 1524472, File No. 1-35229).

10.28	#	Letter Agreement between Xylem Inc. and Sandra E. Rowland.	Incorporated by reference to Exhibit 10.24 of Xylem Inc.’s Form 10-K Annual Report filed on February 26, 2021 (CIK No. 1524472, File No. 1-35229).

10.29	#	Individual Employment Contract between Xylem Europe GmbH and Hayati Yarkadas.	Incorporated by reference to Exhibit 10.2 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2021 (CIK No. 1524472, File No. 1-35229).

10.30	#	Letter Agreement between Xylem Inc. and Dorothy Capers.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2023 (CIK No. 1524472, File No. 1-35229)

10.31	#	Transition Services Agreement entered into between Patrick Decker and Xylem Inc. dated September 1, 2023	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 8-K filed on September 5, 2023 (CIK 1524472, File No. 1-35229)

Exhibit Number		Description	Location
10.32	#	Transition Services Agreement between Sandra Rowland and Xylem Inc. dated September 1, 2023	Incorporated by reference to Exhibit 10.2 of Xylem Inc.’s Form 8-K filed on September 5, 2023 (CIK 1524472, File No. 1-35229)

10.33	#	Letter agreement between Xylem Inc. and Matthew Pine dated September 1, 2023	Filed herewith.

10.34	#	Letter Agreement between Xylem Inc. and William K. Grogan	Incorporated by reference to Exhibit 10.3 of Xylem Inc.’s Form 10-Q Quarterly Report filed on October 31, 2023 (CIK No. 1524472, File No. 1-35229).

10.35		Five-Year Revolving Credit Facility Agreement, dated as of March 1, 2023 among Xylem Inc. and the Lenders party thereto.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 8-K filed on March 2, 2023 (CIK No. 1524472, File No. 1-35229).

10.36		Term Loan Agreement dated as of May 9, 2023 among Xylem Europe GmbH, as borrower, Xylem Inc. as parent guarantor and ING Bank, N.V. as lender (including Form of Parent Guarantee)	Incorporated by reference to Exhibit 10.2 of Xylem Inc.'s Form 10-Q Quarterly Report filed on August 4, 2023 (CIK No. 1524472, File No. 1-35229).

21.0		Subsidiaries of the Registrant.	Filed herewith.

23.1		Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

97		Recoupment of Incentive-Based Compensation ("Clawback") Policy.	Filed herewith.

Exhibit Number	Description	Location
101.0	The following materials from Xylem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholder's Equity
	and (vi) Notes to Consolidated Financial Statements.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
104.0	The cover page from Xylem Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.0.
#Management contract or compensatory plan or arrangement

ITEM 16.     FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri-Michelle McShane
Geri-Michelle McShane
Vice President, Controller and Chief Accounting Officer
February 28, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 28, 2024	/s/ Matthew F. Pine
Matthew F. Pine
President and Chief Executive Officer
(Principal Executive Officer)

February 28, 2024	/s/ William K. Grogan
William K. Grogan
Senior Vice President and Chief Financial Officer

February 28, 2024	/s/ Geri-Michelle McShane
Geri-Michelle McShane
Vice President, Controller and Chief Accounting Officer

February 28, 2024	/s/ Robert F. Friel
Robert F. Friel, Board Chair

February 28, 2024	/s/ Jeanne Beliveau-Dunn
Jeanne Beliveau-Dunn, Director

February 28, 2024	/s/ Earl R. Ellis
Earl R. Ellis, Director

February 28, 2024	/s/ Lisa Glatch
Lisa Glatch, Director

February 28, 2024	/s/ Victoria D. Harker
Victoria D. Harker, Director

February 28, 2024	/s/ Steven R. Loranger
Steven R. Loranger, Director

February 28, 2024	/s/ Mark D. Morelli
Mark D. Morelli, Director

February 28, 2024	/s/ Jerome A. Peribere
Jerome A. Peribere, Director

February 28, 2024	/s/ Lynn C. Swann
Lynn C. Swann, Director

February 28, 2024	/s/ Lila Tretikov
Lila Tretikov, Director

February 28, 2024	/s/ Uday Yadav
Uday Yadav, Director