Form 10-Q
period 2024-03-31
Xylem Inc.
filed 2024-05-02
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of April 26, 2024, there were 242,447,263 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

For the three months ended March 31,	2024	2023
Revenue from products	$1,690	$1,308
Revenue from services	343	140
Revenue	2,033	1,448
Cost of revenue from products	1,021	791
Cost of revenue from services	260	111
Cost of revenue	1,281	902
Gross profit	752	546
Selling, general and administrative expenses	474	354
Research and development expenses	59	53
Restructuring and asset impairment charges	10	8
Operating income	209	131
Interest expense	14	9
Other non-operating income, net	6	4
(Loss) on sale of businesses	(5)	—
Income before taxes	196	126
Income tax expense	43	27
Net income	$153	$99
Earnings per share:
Basic	$0.63	$0.55
Diluted	$0.63	$0.54
Weighted average number of shares:
Basic	241.9	180.4
Diluted	243.0	181.3
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

For the three months ended March 31,	2024	2023
Net income	$153	$99
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	(65)	22
Net change in derivative hedge agreements:
Unrealized gain (loss)	(3)	4
Amount of loss reclassified into net income	1	5
Net change in post-retirement benefit plans:
Amortization of actuarial (gain) loss into net income	—	(1)
Foreign currency translation adjustment	2	—
Other comprehensive income (loss), before tax	(65)	30
Income tax (benefit) expense related to items of other comprehensive income (loss)	11	(5)
Other comprehensive income (loss), net of tax	(76)	35
Comprehensive income	$77	$134

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$947	$1,019
Receivables, less allowances for discounts, returns and credit losses of $46 and $56 in 2024 and 2023, respectively	1,641	1,617
Inventories	1,039	1,018
Prepaid and other current assets	266	230
Total current assets	3,893	3,884
Property, plant and equipment, net	1,141	1,169
Goodwill	7,509	7,587
Other intangible assets, net	2,454	2,529
Other non-current assets	927	943
Total assets	$15,924	$16,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$948	$968
Accrued and other current liabilities	1,098	1,221
Short-term borrowings and current maturities of long-term debt	285	16
Total current liabilities	2,331	2,205
Long-term debt	1,985	2,268
Accrued post-retirement benefits	323	344
Deferred income tax liabilities	558	557
Other non-current accrued liabilities	524	562
Total liabilities	5,721	5,936
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock – par value $0.01 per share:
Authorized 750.0 shares, issued 258.6 shares and 257.6 shares in 2024 and 2023, respectively	3	3
Capital in excess of par value	8,618	8,564
Retained earnings	2,667	2,601
Treasury stock – at cost 16.1 shares and 16.0 shares in 2024 and 2023, respectively	(748)	(733)
Accumulated other comprehensive loss	(345)	(269)
Total stockholders’ equity	10,195	10,166
Non-controlling interests	8	10
Total equity	10,203	10,176
Total liabilities and stockholders’ equity	$15,924	$16,112

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

For the three months ended March 31,	2024	2023
Operating Activities
Net income	$153	$99
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61	28
Amortization	73	32
Share-based compensation	18	12
Restructuring and asset impairment charges	10	8
Loss from sale of business	5	—
Other, net	(2)	3
Payments for restructuring	(11)	(6)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(47)	(28)
Changes in inventories	(52)	(55)
Changes in accounts payable	6	(14)
Other, net	(125)	(98)
Net Cash – Operating activities	89	(19)
Investing Activities
Capital expenditures	(74)	(49)
Proceeds from sale of business	11	—
Proceeds from the sale of property, plant and equipment	1	—
Cash received from investments	2	2
Cash paid for investments	(2)	—
Cash received from cross-currency swaps	11	11
Other, net	—	(1)
Net Cash – Investing activities	(51)	(37)
Financing Activities
Long-term debt repaid	(5)	—
Repurchase of common stock	(15)	(8)
Proceeds from exercise of employee stock options	33	7
Dividends paid	(88)	(60)
Other, net	(7)	(2)
Net Cash – Financing activities	(82)	(63)
Effect of exchange rate changes on cash	(28)	12
Net change in cash and cash equivalents	(72)	(107)
Cash and cash equivalents at beginning of year	1,019	944
Cash and cash equivalents at end of period	$947	$837
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13	$11
Income taxes (net of refunds received)	$39	$49

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
Xylem operates in four segments, Water Infrastructure, Applied Water, Measurement and Control Solutions and Water Solutions and Services. See Note 19, "Segment Information," to the condensed consolidated financial statements for further segment background information.
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
The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) considered necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report") in preparing these unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our 2023 Annual Report. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
The Company announced a change to its reportable segments effective January 1, 2024, and as a result, is now reporting the financial position and results of operations of its former Integrated Solutions and Services segment together with the dewatering business, previously within our Water Infrastructure segment, and the assessment services business, previously within our Measurement and Control Solutions segment, in a new segment that is referred to as Water Solutions and Services. The Company’s Water Infrastructure reportable segment no longer includes the results of the dewatering business, and the Company’s Measurement and Control Solutions reportable segment no longer includes the results of the assessment services business. The Company's Applied Water reportable segment remains unchanged. As a result of the change, the Company has recast prior period segment amounts to align with the new segment reporting. The recast financial information reflects depreciation, amortization and share-based compensation specifically identified to the segments that were previously reported within Corporate and other and Regional selling locations as part of an overall allocation. These changes have no impact on the Company’s historical consolidated financial position or results of operations.
Our quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the fourth quarter which ends on December 31. For ease of presentation, the condensed consolidated financial statements included herein are described as ending on the last day of the calendar quarter.
Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures." This guidance requires disclosure information about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is required to be applied on a retrospective basis to all periods presented in the consolidated financial statements. The Company is currently evaluating the impacts of the guidance on our disclosures in future periods.
In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures." The ASU is intended to improve income tax disclosure requirements, primarily through additional disclosures about a reporting entity’s effective tax rate reconciliations as well as information on income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The amendments are required to be applied on a prospective basis, with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the method of adoption and the impacts of the guidance on our disclosures in future periods.
Recently Adopted Pronouncements
In September 2022, the FASB issued ASU 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations." This guidance requires disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. The standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. The ASU became effective January 1, 2023, and the rollforward requirement became effective January 1, 2024. Refer to Note 11, "Current Liabilities" for the disclosures related to our adoption of the standard.

Note 3. Acquisitions and Divestitures
Evoqua Water Technologies Corp.
On May 24, 2023, the Company completed the acquisition of 100% of the issued and outstanding shares of Evoqua, a leader in providing water and wastewater treatment solutions, offering a broad portfolio of products and services to support industrial, municipal, and recreational customers, pursuant to the Agreement and Plan of Merger dated January 22, 2023 (the “Merger Agreement”). The Merger Agreement provided that Fore Merger Sub, Inc., a wholly owned subsidiary of the Company, merge with and into Evoqua, with Evoqua surviving as a wholly owned subsidiary of Xylem (the “Merger”). Under the terms and conditions of the Merger Agreement, each share of Evoqua common stock issued and outstanding immediately prior to the effective time of the Merger (other than certain excluded shares as described in the Merger Agreement) was converted into the right to receive 0.48 (the “Exchange Ratio”) of a share of the common stock of Xylem. Upon the effectiveness of the Merger on May 24, 2023, legacy Evoqua stockholders owned approximately 25% and legacy Xylem shareholders owned approximately 75% of the combined company. The purchase price for purposes of the Merger consisted of an aggregate of $6,121 million of the Company’s common stock, $160 million in replacement equity awards, and $619 million to repay certain indebtedness of Evoqua (refer to Note 12, "Credit Facilities and Debt").
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

(in millions)	Fair Value
Cash and cash equivalents	$143
Receivables(a)	432
Inventories	263
Prepaid and other current assets	78
Assets held for sale	8
Property, plant and equipment, net	508
Goodwill	4,798
Other intangible assets, net	1,769
Other non-current assets	178
Non-current assets held for sale	85
Accounts payable	(210)
Accrued and other current liabilities	(350)
Short-term borrowings and current maturities of long-term debt	(166)
Liabilities held for sale	(1)
Long-term debt	(111)
Other non-current accrued liabilities	(120)
Deferred income tax liabilities	(401)
Non-current liabilities held for sale	(3)
Total	$6,900
(a) Including $322 million of receivables and $110 million of contract assets.
The preliminary purchase price allocation is subject to further refinement and may require adjustments to arrive at the final purchase price allocation. The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income and cost approaches. In many cases, the determination of the fair values required estimates about discount rates, future expected cash flows and other future events that are judgmental and subject to change. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information becomes available but no later than one year from the acquisition date.
The fair value of receivables acquired is $322 million, with the gross contractual amount being $329 million. The Company expects $7 million to be uncollectible.

The amounts of revenue and income before taxes of Evoqua since the acquisition date included in the Consolidated Income Statement for the three months ended March 31, 2024 are $480 million and $6 million, respectively.The $4,798 million of goodwill recognized, which is not deductible for U.S. income tax purposes, is primarily attributable to synergies and economies of scale expected from combining the operations of Evoqua and Xylem as well as the assembled workforce of Evoqua.

Identifiable Intangible Assets Acquired

The following table summarizes key information underlying identifiable intangible assets related to the Evoqua acquisition:

(in millions)	Useful Life (in years)	Useful Life Weighted Average (in years)	Fair Value (in millions)
Trademarks	6	6.0	$50
Proprietary technology and patents	4 - 9	7.1	120
Customer and distributor relationships	6 - 20	17.9	1,395
Backlog	1 - 10	5.4	120
Permits	8	8.0	70
Software	1 - 13	2.3	14
Total		15.4	$1,769

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

Stock-Based Compensation
In connection with the Merger, each outstanding and issued option, restricted stock unit (“RSU”), performance stock unit (“PSU”) and cash-settled stock appreciation right (“SAR”) was converted into the Xylem equivalent, with outstanding PSUs being converted into Xylem RSUs. As a result, Xylem issued 2 million replacement equity options and 707 thousand RSU awards (of which 330 thousand were converted PSUs.) The portion of the fair value related to pre-combination services of $160 million was included in the purchase price, and $56 million will be recognized over the remaining service periods. As of March 31, 2024, the future unrecognized expense related to the outstanding options and RSUs was approximately $1 million and $7 million, respectively. The future unrecognized expense related to options and RSUs will be recognized over a weighted-average service period of 1 year. SARs are immaterial.
Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Revenue from contracts with customers	$1,910	$1,383
Lease Revenue	123	65
Total	$2,033	$1,448

The following table reflects revenue from contracts with customers by application.

	Three Months Ended
	March 31,
(in millions)	2024	2023
Water Infrastructure
Transport	$337	$322
Treatment	237	88

Applied Water
Building Solutions	240	253
Industrial Water	196	200

Measurement and Control Solutions
Smart Metering and Other	377	291
Analytics	85	87

Water Solutions and Services	438	142

Total	$1,910	$1,383

The following table reflects revenue from contracts with customers by geographical region.

	Three Months Ended
	March 31,
(in millions)	2024	2023
Water Infrastructure
United States	$204	$132
Western Europe	211	168
Emerging Markets (a)	114	73
Other	45	37

Applied Water
United States	232	244
Western Europe	99	104
Emerging Markets (a)	73	73
Other	32	32

Measurement and Control Solutions
United States	305	237
Western Europe	82	75
Emerging Markets (a)	44	46
Other	31	20

Water Solutions and Services
United States	335	64
Western Europe	23	24
Emerging Markets (a)	42	34
Other	38	20

Total	$1,910	$1,383
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

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2023	$151	$183
Additions, net	48	58
Revenue recognized from opening balance	—	(50)
Billings transferred to accounts receivable	(48)	—
Foreign currency and other	—	—
Balance at March 31, 2023	$151	$191

Balance at January 1, 2024	$263	$315
Additions, net	99	178
Revenue recognized from opening balance	—	(161)
Billings transferred to accounts receivable	(100)	—
Foreign currency and other	(2)	(10)
Balance at March 31, 2024	$260	$322
(a)Excludes receivable balances, which are disclosed on the Condensed Consolidated Balance Sheets
Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of March 31, 2024, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $978 million, of which $463 million was contributed by the Evoqua acquisition. We expect to recognize the majority of revenue upon the completion of satisfying these performance obligations in the following 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.
Note 5. Restructuring and Asset Impairment Charges
Restructuring
During the three months ended March 31, 2024, we incurred restructuring costs of $9 million. We incurred these charges primarily as a result of our acquisition of Evoqua. Approximately $5 million of the charges represented the reduction of headcount related to the integration of Evoqua for the three months ended March 31, 2024. Additionally, during the three months ended March 31, 2024, we incurred $4 million of charges related to our efforts to reposition our businesses to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers.
During the three months ended March 31, 2023, we incurred restructuring charges of $6 million. We incurred these charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness.

The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended
	March 31,
(in millions)	2024	2023
By component:
Severance and other charges	$9	$6
Asset impairment	1	—
Reversal of restructuring accruals	(1)	—
Total restructuring costs	$9	$6
Asset impairment charges	1	2
Total restructuring and asset impairment charges	$10	$8

By segment:
Water Infrastructure	$5	$1
Applied Water	1	1
Measurement and Control Solutions	—	6
Water Solutions and Services	2	—
Corporate and other	2	—
The following table displays a roll-forward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within "Accrued and other current liabilities" and "Other non-current accrued liabilities", for the three months ended March 31, 2024 and 2023:

(in millions)	2024	2023
Restructuring accruals - January 1	$24	$10
Restructuring costs, net	9	6
Cash payments	(11)	(6)
Asset impairment	(1)	—
Foreign currency and other	(1)	—
Restructuring accruals - March 31	$20	$10

By segment:
Water Infrastructure	$4	$1
Applied Water	1	—
Measurement and Control Solutions	7	4
Water Solutions and Services	2	—
Regional selling locations (a)	5	3
Corporate and other	1	2
(a)Regional selling locations consist primarily of selling and marketing organizations and related support services that incurred restructuring expense that was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following table presents expected restructuring spend in 2024 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Corporate	Total
Actions Commenced in 2024:
Total expected costs	$—	$1	$—	$4	$—	$5
Costs incurred during Q1 2024	—	1	—	2	—	3
Total expected costs remaining	$—	$—	$—	$2	$—	$2

Actions Commenced in 2023:
Total expected costs	$19	$10	$11	$7	$36	$83
Costs incurred in 2023	13	6	10	7	35	71
Costs incurred during Q1 2024	5	—	—	—	1	6
Total expected costs remaining	$1	$4	$1	$—	$—	$6
The actions commenced in 2024 consist primarily of severance charges. The actions are expected to continue through the end of 2024.
Asset Impairment
During the first quarter of 2024, we recognized a $1 million impairment charge for internally developed software within Corporate. Refer to Note 9, "Goodwill and Other Intangible Assets," for additional information.
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
The income tax provision for the three months ended March 31, 2024 was $43 million resulting in an effective tax rate of 21.8%, compared to a $27 million expense resulting in an effective tax rate of 21.7% for the same period in 2023. The effective tax rate for the three month period ended March 31, 2024 was higher than the U.S. federal statutory rate primarily due to earnings mix.
Unrecognized Tax Benefits
During 2019, Xylem’s Swedish subsidiary received a tax assessment for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. Xylem filed an appeal with the Administrative Court of Växjö, which rendered a decision adverse to Xylem in June 2022 for SEK833 million (approximately $78 million), consisting of the full tax assessment amount plus penalties and interest. Xylem has appealed this decision with the intermediate appellate court, the Administrative Court of Appeal (the “Court”). At this time, management, in consultation with external legal advisors, continues to believe it is more likely than not that Xylem will prevail on the proposed assessment and will continue to vigorously defend our position through the appellate process. Both parties will have the ability to seek appeal of the Court’s decision to the Supreme Administrative Court of Sweden. There can be no assurance that the final determination by the authorities will not be materially different than our position. As of March 31, 2024, we do not have any unrecognized tax benefits related to this uncertain tax position.

Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended
	March 31,
	2024	2023
Net income (in millions)	$153	$99
Shares (in thousands):
Weighted average common shares outstanding	241,826	180,371
Add: Participating securities (a)	28	25
Weighted average common shares outstanding — Basic	241,854	180,396
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	727	622
Dilutive effect of restricted stock units and performance share units	440	301
Weighted average common shares outstanding — Diluted	243,021	181,319
Basic earnings per share	$0.63	$0.55
Diluted earnings per share	$0.63	$0.54
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

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Stock options	1,254	1,357
Restricted stock units	428	332
Performance share units	342	241

Note 8. Inventories
The components of total inventories are summarized as follows:

(in millions)	March 31, 2024	December 31, 2023
Finished goods	$367	$355
Work in process	112	102
Raw materials	560	561
Total inventories	$1,039	$1,018

Note 9. Goodwill and Other Intangible Assets
Goodwill
As a result of the change in reportable segments disclosed in Note 1, "Background and Basis of Presentation," goodwill was reallocated amongst segments. This reallocation and changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2024 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance as of December 31, 2023	$2,434	$895	$1,739	$2,519	$7,587
Reallocation	(287)		(64)	351	—
Balance as of January 1, 2024	2,147	895	1,675	2,870	7,587
Activity in 2024
Foreign currency and other	(64)	(5)	(15)	6	(78)
Balance as of March 31, 2024	$2,083	$890	$1,660	$2,876	$7,509
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
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	March 31, 2024			December 31, 2023
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$2,161	$(498)	$1,663	$2,172	$(475)	$1,697
Proprietary technology and patents	291	(147)	144	292	(141)	151
Trademarks	187	(100)	87	188	(96)	92
Software	601	(347)	254	598	(335)	263
Other	196	(55)	141	201	(41)	160
Indefinite-lived intangibles	165	—	165	166	—	166
Other Intangibles	$3,601	$(1,147)	$2,454	$3,617	$(1,088)	$2,529
Amortization expense related to finite-lived intangible assets was $73 million and $32 million for the three-month periods ended March 31, 2024 and 2023, respectively.
During the first quarter of 2024, we recognized a $1 million impairment charge for internally developed software within Corporate.
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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures for which we enter into cash flow hedges relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty, Australian Dollar, and Chinese Yuan. We had foreign exchange contracts with purchased notional amounts totaling $488 million and $29 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, sell Canadian Dollar and purchase Euro, purchase Polish Zloty and sell Euro, sell Australian Dollar and purchase Euro, purchase U.S. Dollar and sell Canadian Dollar, purchase Canadian Dollar and sell U.S. Dollar, and purchase U.S. Dollar and sell Chinese Yuan. The purchased notional amounts associated with these currency derivatives are $178 million, $141 million, $61 million, $32 million, $28 million, $19 million, $18 million, $7 million, and $4 million, respectively. As of December 31, 2023, our most significant foreign currency derivatives included contracts to purchase U.S. Dollar and sell Chinese Yuan and to purchase U.S. Dollar and sell Canadian Dollar. The purchased notional amounts associated with these currency derivatives were $19 million and $10 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross-Currency Swaps
Beginning in 2015, we entered into cross-currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019, third quarter of 2020, and second quarter of 2022 we entered into additional cross-currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $1,641 million and $1,691 million as of March 31, 2024 and December 31, 2023, respectively.

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income. Items in the table below reflect changes in "Other comprehensive loss" ("OCL") within the Statements of Comprehensive Income:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) recognized in OCL	$(3)	$4
Amount of loss reclassified from OCL into Revenue	—	3
Amount of loss reclassified from OCL into Cost of revenue	1	2

Net Investment Hedges
Cross-Currency Swaps
Amount of gain (loss) recognized in OCL	$40	$(22)
Amount of income recognized in Interest expense	8	7
As of March 31, 2024, $3 million of net losses on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of March 31, 2024, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our derivative contracts currently included in our hedging program were as follows:

(in millions)	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Prepaid and other current assets	$1	$—
Net Investment Hedges
Other non-current assets	$25	$9
Liabilities
Cash Flow Hedges
Accrued and other current liabilities	$(4)	$—
Net Investment Hedges
Other non-current accrued liabilities	$(29)	$(54)

Note 11. Current Liabilities
The components of total Accrued and other current liabilities are as follows:

(in millions)	March 31, 2024	December 31, 2023
Compensation and other employee-benefits	$293	$403
Customer-related liabilities	379	370
Accrued taxes	144	170
Lease liabilities	104	106
Accrued warranty costs	43	45
Other accrued liabilities	135	127
Total accrued and other current liabilities	$1,098	$1,221
The Company facilitates the opportunity for suppliers to participate in voluntary supply chain financing programs with third-party financial institutions. Xylem agrees on commercial terms, including payment terms, with suppliers regardless of program participation. The Company does not determine the terms or conditions of the arrangement between suppliers and the third-party financial institutions. Participating suppliers are paid directly by the third-party financial institution. Xylem pays the third-party financial institution the stated amount of confirmed invoices from its designated suppliers at the original invoice amount on the original maturity dates of the invoices, ranging from 45-180 days. Xylem does not pay fees related to these programs. Xylem or the third-party financial institutions may terminate the agreements upon at least 30 days’ notice. The total outstanding balance presented within "Accounts payable" on our Condensed Consolidated Balance Sheets under these programs is $262 million and $176 million as of March 31, 2024, and December 31, 2023, respectively.
The table below provides changes in the confirmed obligations outstanding related to our supplier financing programs over each period:

(in millions)	2024
Confirmed obligations outstanding – January 1	$176
Invoices confirmed	$281
Confirmed invoices paid	$(193)
Foreign currency and other	$(2)
Confirmed obligations outstanding – March 31	$262

Note 12. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	March 31, 2024	December 31, 2023
3.250% Senior Notes due 2026 (a)	$500	$500
1.950% Senior Notes due 2028 (a)	500	500
2.250% Senior Notes due 2031 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Equipment Financing due 2024 to 2032	117	123
Term loan	270	278
Debt issuance costs and unamortized discount (b)	(17)	(17)
Total debt	2,270	2,284
Less: short-term borrowings and current maturities of long-term debt	285	16
Total long-term debt	$1,985	$2,268
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2026 was $478 million and $482 million as of March 31, 2024 and December 31, 2023, respectively. The fair value of our Senior Notes due 2028 was $449 million and $453 million as of March 31, 2024 and December 31, 2023, respectively. The fair value of our Senior Notes due 2031 was $422 million and $429 million as of March 31, 2024 and December 31, 2023, respectively. The fair value of our Senior Notes due 2046 was $344 million and $349 million as of March 31, 2024 and December 31, 2023, respectively.
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
Interest on the Green Bond is payable on January 30 and July 30 of each year. As of March 31, 2024, we are in compliance with all covenants for the Green Bond.
On October 11, 2016, we issued 3.250% Senior Notes of $500 million aggregate principal amount due October 2026 (the “Senior Notes due 2026”) and 4.375% Senior Notes of $400 million aggregate principal amount due October 2046 (the “Senior Notes due 2046” and, together with the Senior Notes due 2026, the “Senior Notes”).
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
Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of March 31, 2024, we are in compliance with all covenants for the Senior Notes.
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
The 2023 Credit Facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio (or maximum leverage ratio), which will be based on the last four fiscal quarters. In accordance with the terms of the agreement to the 2023 Credit Facility, Xylem may not exceed a maximum leverage ratio of 4.00 to 1.00 for a period of four consecutive fiscal quarters beginning with the fiscal quarter during which a material acquisition is consummated and a maximum leverage ratio of 3.50 to 1.00 thereafter for a minimum of four fiscal quarters before another material acquisition is consummated. In addition, the 2023 Credit Facility contains a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2023 Credit Facility also contains customary events of default. Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2023 Credit Facility, subject to certain requirements and conditions set forth in the 2023 Credit Facility. As of March 31, 2024, the 2023 Credit Facility was undrawn, and we are in compliance with all revolver covenants. The 2023 Credit Facility has availability of $1 billion, comprised of the $1 billion aggregate principal as of March 31, 2024.
Term Loan Facility
On May 9, 2023, the Company’s subsidiary, Xylem Europe GmbH (the “borrower”) entered into a twenty four-month €250 million (approximately $270 million) term loan facility (the “Term Facility”) the terms of which are set forth in a term loan agreement, among the borrower, the Company, as parent guarantor and ING Bank. The Company has entered into a parent guarantee in favor of ING Bank also dated May 9, 2023 to secure all present and future obligations of the borrower under the Term Loan Agreement. The net cash proceeds were used to repay a portion of Evoqua’s indebtedness pursuant to the Merger Agreement.

On April 19, 2024 our Term Loan Facility was settled with cash on hand for a total of €250 million (approximately $270 million). As of March 31, 2024, the Term Loan Facility is reported within current maturities of long term debt on the Consolidated Balance Sheet.
Equipment Financing
As a result of the Evoqua acquisition, the Company has secured financing agreements that require providing a security interest in specified equipment and, in some cases, the underlying contract and related receivables. As of March 31, 2024, the gross and net amounts of those assets are included on the Consolidated Balance Sheets as follows:

	March 31, 2024
(in millions)	Gross	Net
Property, plant, and equipment, net	$75	$69
Receivables, net	3	3
Prepaid and other current assets	5	5
Other non-current assets	58	58
	$141	$135
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $1 billion inclusive of the 2023 Credit Facility. As of March 31, 2024 and December 31, 2023, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding, respectively. The net cash proceeds from issuance of commercial paper were used to repay a portion of Evoqua’s indebtedness pursuant to the Merger Agreement. We have the ability to continue borrowing under this program going forward in future periods.
Euro Commercial Paper Program
On June 3, 2019, Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $540 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of March 31, 2024 and December 31, 2023, none of the Company's Euro commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.
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
Note 13. Post-retirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Domestic defined benefit pension plans:
Service cost	$1	$1
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Net periodic benefit cost	$1	$1
International defined benefit pension plans:
Service cost	$2	$2
Interest cost	4	4
Expected return on plan assets	(3)	(3)
Amortization of actuarial (gain) loss	—	(1)
Net periodic benefit cost	$3	$2
Total net periodic benefit cost	$4	$3
The components of net periodic benefit cost, other than the service cost component are included in the line item "Other non-operating income, net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other post-retirement employee benefit plans was less than $1 million, including net credits recognized into "Other comprehensive income (loss)" of less than $1 million, for both the three months ended March 31, 2024 and 2023, respectively.
We contributed $4 million and $5 million to our defined benefit plans for the three months ended March 31, 2024 and 2023, respectively. Additional contributions ranging between approximately $28 million and $32 million are expected to be made during the remainder of 2024.

Note 14. Equity
The following table shows the changes in stockholders' equity for the three months ended March 31, 2024:

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2024	$3	$8,564	$2,601	$(269)	$(733)	$10	$10,176
Net income	—	—	153	—	—	—	153
Other comprehensive income, net	—	—	—	(76)	—	—	(76)
Other activity	—	—	—	—	—	(2)	(2)
Dividends declared ($0.36 per share)	—	—	(87)	—	—	—	(87)
Stock incentive plan activity	—	54	—	—	(15)	—	39
Balance at March 31, 2024	$3	$8,618	$2,667	$(345)	$(748)	$8	$10,203
The following table shows the changes in stockholders' equity for the three months ended March 31, 2023:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2023	$2	$2,134	$2,292	$(226)	$(708)	$9	$3,503
Net income	—	—	99	—	—	—	99
Other comprehensive loss, net	—	—	—	35	—	—	35
Other activity	—	—	—	—	—	2	2
Dividends declared ($0.33 per share)	—	—	(60)	—	—	—	(60)
Stock incentive plan activity	—	18	—	—	(8)	—	10
Balance at March 31, 2023	$2	$2,152	$2,331	$(191)	$(716)	$11	$3,589
Note 15. Share-Based Compensation Plans
Share-based compensation expense was $18 million and $12 million during the three months ended March 31, 2024 and 2023, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $11 million, $59 million and $25 million, respectively, at March 31, 2024 and is expected to be recognized over a weighted average period of 2.2, 2.1 and 2.2 years, respectively. The amount of cash received from the exercise of stock options was $33 million and $7 million for the three months ended March 31, 2024 and 2023, respectively.
On May 24, 2023, there were an additional 2.7 million shares registered for issuance. As of March 31, 2024, there were approximately 5.5 million shares of common stock available for future awards.

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2024:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2024	2,150	$69.34	5.9	$97
Granted	177	127.94
Exercised	(636)	51.72
Outstanding at March 31, 2024	1,691	$81.95	6.7	$80
Options exercisable at March 31, 2024	1,254	$73.48	5.9	$70
Vested and expected to vest as of March 31, 2024	1,630	$80.85	6.5	$79
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the three months ended March 31, 2024 was $46 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2024 grants:

Volatility	26.70%
Risk-free interest rate	4.18%
Dividend yield	1.13%
Expected term (in years)	5.7
Weighted-average fair value / share	$37.82
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

Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the three months ended March 31, 2024. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2024	862	$98.49
Granted	253	127.94
Vested	(314)	98.29
Forfeited	(12)	100.56
Outstanding at March 31, 2024	789	$107.91

ROIC and Adjusted EBITDA Performance Share Unit Grants
The following is a summary of our ROIC and EBITDA grants for the three months ended March 31, 2024. The fair value of the adjusted EBITDA performance share units is equal to the closing share price on the date of the grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2024	114	$97.70
Granted	26	127.94
Adjustment for Performance Condition Achieved (a)	16	102.51
Vested	(64)	102.51
Outstanding at March 31, 2024	92	$104.09
(a) Represents an increase in the number of original ROIC performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.
TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the three months ended March 31, 2024:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2024	180	$103.52
Granted	52	181.80
Adjustment for Market Condition Achieved (a)	(9)	117.67
Vested	(39)	117.67
Outstanding at March 31, 2024	184	$121.77
(a) Represents a decrease in the number of original TSR performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.
The fair value of TSR performance share units was calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The following are weighted-average assumptions for 2024 grants:

Volatility	27.2%
Risk-free interest rate	4.33%

Revenue Performance Share Unit Grants
The following is a summary of our Revenue performance share unit grants for the three months ended March 31, 2024:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2024	66	94.19
Granted	26	127.94
Outstanding at March 31, 2024	92	$67.33
The fair value of the Revenue performance share unit awards is determined using the closing price of our common stock on date of grant.
For the performance periods, the performance share units were awarded at a target of 100% with actual payout contingent upon the achievement of a pre-set, three-year adjusted ROIC performance target for ROIC performance share units, a third-year adjusted EBITDA performance target for adjusted EBITDA performance share units, a pre-set third year revenue target for Revenue performance share units and a relative TSR performance for TSR performance share units.

Note 16. Capital Stock
For the three months ended March 31, 2024 and March 31, 2023, the Company repurchased approximately 0.1 million shares of common stock for approximately $15 million and less than 0.1 million shares of common stock for $8 million, respectively. Repurchases include share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under the program for the three months ended March 31, 2024 and March 31, 2023. There are up to $182 million in shares that may still be purchased under this plan as of March 31, 2024.
Aside from the aforementioned repurchase program, we repurchased approximately 0.1 million shares and less than 0.1 million shares for approximately $15 million and $8 million for the three months ended March 31, 2024 and 2023, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units.
Note 17. Accumulated Other Comprehensive Loss
The following table provides the components of AOCL for the three months ended March 31, 2024:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2024	$(196)	$(72)	$(1)	$(269)
Foreign currency translation adjustment	(65)	—	—	(65)
Tax on foreign currency translation adjustment	(10)	—	—	(10)
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Foreign currency translation adjustment for post-retirement benefit plans	—	2	—	2
Unrealized loss on derivative hedge agreements	—	—	(3)	(3)
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at March 31, 2024	$(271)	$(71)	$(3)	$(345)

The following table provides the components of AOCL for the three months ended March 31, 2023:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2023	$(180)	$(41)	$(5)	$(226)
Foreign currency translation adjustment	22	—	—	22
Tax on foreign currency translation adjustment	5	—	—	5
Amortization of actuarial loss on post-retirement benefit plans into other non-operating income, net	—	(1)	—	(1)
Income tax impact on amortization of post-retirement benefit plan items	—	1	—	1
Unrealized gain on derivative hedge agreements	—	—	4	4
Income tax benefit on unrealized loss on derivative hedge agreements	—	—	(1)	(1)
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	3	3
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	2	2
Balance at March 31, 2023	$(153)	$(41)	$3	$(191)

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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $15 million and $18 million as of March 31, 2024 and December 31, 2023, respectively, for these general legal matters.
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of March 31, 2024 and December 31, 2023, the amount of surety bonds, bank guarantees, insurance letters of credit, stand-by letters of credit as well as revenue and customs guarantees was $733 million and $729 million, respectively.

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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million as of March 31, 2024 and December 31, 2023 for environmental matters.
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
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defects and specific non-performance. The table below provides changes in the combined current and non-current product warranty accruals over each period:

(in millions)	2024	2023
Warranty accrual – January 1	$63	$54
Net charges for product warranties in the period	9	6
Settlement of warranty claims	(9)	(6)
Foreign currency and other	(1)	1
Warranty accrual – March 31	$62	$55

Note 19. Segment Information
Our business has four reportable segments: Water Infrastructure, Applied Water, Measurement and Control Solutions and Water Solutions and Services. The Water Infrastructure segment focuses on the transportation and treatment of water, offering a range of products including water, wastewater and storm water pumps, controls and systems; treatment equipment: filtration and separation, disinfection, wastewater solutions; anodes and electro chlorination technologies for municipal and industrial applications. The Applied Water segment serves many of the primary uses of water and focuses on the residential, commercial and industrial markets. The Applied Water segment's major products include pumps, valves, heat exchangers, controls and dispensing equipment. The Measurement and Control Solutions segment focuses on developing advanced technology solutions that enable intelligent use and conservation of critical water and energy resources as well as analytical instrumentation used in the testing of water. The Measurement and Control Solutions segment's major products include smart metering, networked communications, measurement and control technologies, critical infrastructure technologies, software and services including cloud-based analytics, and remote monitoring and data management. The Water Solutions and Services segment provides tailored services and solutions, in collaboration with customers and backed by life‑cycle services, including on‑demand water, outsourced water, recycle / reuse, specialty dewatering and emergency response service alternatives to improve operational reliability, performance and environmental compliance. Key offerings within this segment also include equipment systems for industrial needs (influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment, and recycle / reuse), full-scale outsourcing of operations and maintenance, and municipal services, including odor and corrosion control services, as well as leak detection, condition assessment and asset management and pressure monitoring solutions.
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

The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies" section of Note 1 in the 2023 Annual Report. The following table contains financial information for each reportable segment:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Revenue:
Water Infrastructure	$574	$410
Applied Water	436	453
Measurement and Control Solutions	462	378
Water Solutions and Services	561	207
Total	$2,033	$1,448
Operating Income (Loss):
Water Infrastructure	$60	$46
Applied Water	61	83
Measurement and Control Solutions	70	26
Water Solutions and Services	50	18
Corporate and other	(32)	(42)
Total operating income	$209	$131
Interest expense	$14	$9
Other non-operating income, net	6	4
(Loss) on sale of business	(5)	—
Income before taxes	$196	$126
Depreciation and Amortization:
Water Infrastructure	$31	$9
Applied Water	7	6
Measurement and Control Solutions	33	30
Water Solutions and Services	60	13
Corporate and other	3	2
Total	$134	$60
Capital Expenditures:
Water Infrastructure	$8	$8
Applied Water	5	8
Measurement and Control Solutions	18	17
Water Solutions and Services	33	7
Regional selling locations (a)	6	6
Corporate and other	4	3
Total	$74	$49
(a)Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include, among others, the following: the impact of overall industry and general economic conditions, including industrial, governmental, and public and private sector spending, interest rates, inflation and related monetary policy by governments in response to inflation, and the strength of the residential and commercial real estate markets, on economic activity and our operations; geopolitical events, including the ongoing and possible escalation of the conflicts involving Russia and Ukraine, and the Middle East, as well as regulatory, economic and other risks associated with our global sales and operations, including those related to domestic content requirements applicable to projects receiving governmental funding; manufacturing and operating cost increases due to macroeconomic conditions, including inflation, energy supply, supply chain shortages, logistics challenges, tight labor markets, prevailing price changes, tariffs and other factors; demand for our products, disruption, competition or pricing pressures in the markets we serve; cybersecurity incidents or other disruptions of information technology systems on which we rely, or involving our connected products and services; lack of availability or delays in receiving parts and raw materials from our supply chain, including electronic components (in particular, semiconductors); disruptions in operations at our facilities or that of third parties upon which we rely; uncertainty related to the realization of the benefits and synergies from our acquisition of Evoqua Water Technologies Corp.; safe and compliant treatment and handling of water, wastewater and hazardous materials; failure to successfully execute large projects, including with respect to meeting performance guarantees and customers’ budgets, timelines and safety requirements; our ability to retain and attract leadership and other diverse and key talent, as well as competition for overall talent and labor; defects, security, warranty and liability claims, and recalls related to our products; uncertainty around restructuring and realignment actions and related costs and savings; our ability to execute strategic investments for growth, including related to acquisitions and divestitures; availability, regulation or interference with radio spectrum used by certain of our products; volatility in served markets or impacts on our business and operations due to weather conditions, including the effects of climate change; risks related to our sustainability commitments and related disclosures; fluctuations in foreign currency exchange rates; difficulty predicting our financial results; risk of future impairments to goodwill and other intangible assets; changes in our effective tax rates or tax expenses; financial market risks related to our pension and other defined benefit plans; failure to comply with, or changes in, laws or regulations, including those pertaining to our business conduct, operations, products and services, including anti-corruption, data privacy and security, trade, competition, the environment, climate change and health and safety; legal, governmental or regulatory claims, investigations or proceedings and associated contingent liabilities; matters related to intellectual property infringement or expiration of rights; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report") and in subsequent filings we make with the Securities and Exchange Commission (“SEC”).
Forward-looking and other statements in this Report regarding our environmental and other sustainability plans and goals are not an indication that these statements are necessarily material to investors, to our business, operating results, financial condition, outlook, or strategy, to our impacts on sustainability matters or other parties, or are required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking social, environmental and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. All forward-looking statements made herein are based on information currently available to us as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
Xylem is a leading global water technology company. We design, manufacture and service highly engineered products and solutions ranging across a wide variety of critical applications in utility, industrial, residential and commercial building solutions settings. Our broad portfolio of solutions addresses customer needs of scarcity, resilience, and affordability across the water cycle, from the delivery, measurement and use of drinking water to the collection, test, treatment and analysis of wastewater to the return of water to the environment. Our product and service offerings are organized into four reportable segments that are aligned around the critical market applications they provide: Water Infrastructure, Applied Water, Measurement and Control Solutions and Water Solutions and Services. The Company announced a change to its reportable segments effective January 1, 2024, and as such, has recast prior period segment amounts to be on a comparative basis with the new segment reporting (refer to Note 1, "Background and Basis of Presentation").
•Water Infrastructure serves the water infrastructure sector with pump systems that transport water from aquifers, lakes, rivers and seas; with filtration, ultraviolet and ozone systems that provide treatment, making the water fit to use; and pumping solutions that move the wastewater and storm water to treatment facilities where our mixers, biological treatment, monitoring and control systems provide the primary functions in the treatment process. Additionally, our offerings use monitoring and control, smart and connected technologies to allow for remote monitoring of performance and enable products to self-optimize pump operations maximizing energy efficiency and minimizing unplanned downtime and maintenance for our customers. The Water Infrastructure segment also provides a range of highly differentiated and scalable products and technologies with product offerings in the filtration and separation, disinfection, wastewater solutions, anode and electrochlorination technology, for municipal and industrial applications. In the Water Infrastructure segment, we provide the majority of our sales directly to customers along with strong applications expertise, while the remaining amount is through distribution partners.
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
•Measurement and Control Solutions primarily serves the utility infrastructure solutions and services sector by delivering communications, smart metering, measurement and control capabilities and critical infrastructure technologies that allow customers to more effectively use their distribution networks for the delivery, monitoring and control of critical resources such as water, electricity and natural gas. We also provide analytical instrumentation used to measure and analyze water quality, flow and level in clean water, wastewater and outdoor water environments. Additionally, we offer software and services including cloud-based analytics, and remote monitoring and data management. In the Measurement and Control Solutions segment, we generate our sales through a combination of long-standing relationships with leading distributors and dedicated channel partners, as well as direct sales depending on the regional availability of distribution channels and the type of product.

•Water Solutions and Services provides tailored services and solutions, in collaboration with customers and backed by life‑cycle services, including on‑demand water, outsourced water, recycle / reuse, specialty dewatering and emergency response service alternatives to improve operational reliability, performance and environmental compliance. Key offerings within this segment also include equipment systems for industrial needs (influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment, and recycle / reuse), full-scale outsourcing of operations and maintenance, and municipal services, including odor and corrosion control services, as well as leak detection, condition assessment and asset management and pressure monitoring solutions.
Evoqua Acquisition
On May 24, 2023, Xylem completed the acquisition of Evoqua. Commencing from the acquisition date, Xylem’s financial statements include the assets, liabilities, operating results and cash flows of Evoqua. Refer to Note 3, "Acquisitions and Divestitures," for additional information.
Executive Summary
Xylem reported revenue for the first quarter of 2024 of $2,033 million, an increase of 40.4% compared to $1,448 million reported in the first quarter of 2023. The revenue increase consisted of organic growth of 7.1% on continued strong execution and demand across most of our reportable segments. Revenue contributed by acquisitions and divestitures, net was $480 million.
Additional financial highlights for the quarter ended March 31, 2024 include the following:
•Orders of $2,246 million, up 43.1% from $1,570 million in the prior year period, and up 3.4% on an organic basis.
•Earnings per share of $0.63, up 16.7% compared to prior year ($0.90, up 13.9% versus prior year, on an adjusted basis).
•Net income as a percent of revenue of 7.5%, up 70 basis points compared to 6.8% in the prior year. Adjusted EBITDA margin of 19.2%, up 290 basis points when compared to 16.3% in the prior year.

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

	Three Months Ended
	March 31,
(in millions, except for per share data)	2024		2023
Net income & Earnings per share	$153	$0.63	$99	$0.54
Restructuring and realignment	15	0.06	11	0.06
Acquired intangible amortization	54	0.22	18	0.10
Special charges (a)	16	0.07	25	0.14
Tax-related special items	(2)	(0.01)	—	—
(Gain) loss from sale of business	5	0.02	—	—
Tax effects of adjustments (b)	(22)	(0.09)	(9)	(0.05)
Adjusted net income & Adjusted earnings per share	$219	$0.90	$144	$0.79

(a) The special charges for the three months ended March 31, 2024 and 2023 consist primarily of acquisition and integration costs related to the Evoqua transaction.
(b) The tax effects of adjustments are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction.

•"adjusted operating expenses" defined as operating expenses adjusted to exclude amortization of acquired intangible assets, restructuring and realignment costs and special charges.
•"adjusted operating income" defined as operating income, adjusted to exclude restructuring and realignment costs, amortization of acquired intangible assets, and special charges, as applicable; and "adjusted operating margin" defined as adjusted operating income divided by total revenue.
•“EBITDA” defined as earnings before interest, taxes, depreciation and amortization expense, "adjusted EBITDA" reflects the adjustment to EBITDA to exclude share-based compensation charges, restructuring and realignment costs, gain or loss from sale of businesses and special charges, and "adjusted EBITDA margin" defined as adjusted EBITDA divided by total revenue.
•“realignment costs” defined as costs not included in restructuring costs that are incurred as part of actions taken to reposition our business, including items such as professional fees, severance, relocation, travel, facility set-up and other costs.
•“special charges" defined as non-recurring costs incurred by the Company, such as acquisition and integration related costs and non-cash impairment charges.
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

	Three Months Ended
	March 31,
(in millions)	2024	2023
Net cash provided by operating activities	$89	$(19)
Capital expenditures	(74)	(49)
Cash paid in excess of tax provision for R&D law change adoption	—	33
Free cash flow	$15	$(35)
Net cash used in investing activities	$(51)	$(37)
Net cash provided (used) by financing activities	$(82)	$(63)

Results of Operations

	Three Months Ended
	March 31,
(in millions)	2024	2023	Change
Revenue	$2,033	$1,448	40.4%
Gross profit	752	546	37.7%
Gross margin	37.0%	37.7%	(70)	bp
Total operating expenses	543	415	30.8%
Expense to revenue ratio	26.7%	28.7%	(200)	bp
Restructuring and realignment costs	15	11	36.4%
Acquired intangible asset amortization	54	18	200.0%
Special charges	16	25	(36.0)%
Adjusted operating expenses	458	361	26.9%
Adjusted operating expenses to revenue ratio	22.5%	24.9%	(240)	bp
Operating income	209	131	59.5%
Operating margin	10.3%	9.0%	130	bp
Interest and other non-operating expense, net	8	5	60.0%
(Loss) on sale of businesses	(5)	—	NM
Income tax expense	43	27	59.3%
Tax rate	21.8%	21.7%	10	bp
Net income	$153	$99	54.5%
NM - Not meaningful change
Revenue
Revenue generated during the three months ended March 31, 2024 was $2,033 million, reflecting an increase of $585 million, or 40.4%, compared to the prior year. On a constant currency basis, revenue grew 40.3% for the three months ended March 31, 2024. Revenue growth contributed by acquisitions and divestitures, net was $480 million for the three months ended March 31, 2024 and organic revenue increased $103 million, or 7.1% for the three months ended March 31, 2024, with foreign currency translation having a favorable impact on revenue of $2 million. The increases reflect strong organic growth across all of our major geographic regions, led by the U.S.
The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three months ended March 31, 2024:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2023 Revenue	$410		$453		$378		$207		$1,448
Organic Growth	26	6.3%	(18)	(4.0)%	83	22.0%	12	5.8%	103	7.1%
Acquisitions/(Divestitures)	137	33.4%	—	—%	—	—%	343	165.7%	480	33.1%
Constant Currency	163	39.8%	(18)	(4.0)%	83	22.0%	355	171.5%	583	40.3%
Foreign currency translation (a)	1	0.2%	1	0.2%	1	0.3%	(1)	(0.5)%	2	0.1%
Total change in revenue	164	40.0%	(17)	(3.8)%	84	22.2%	354	171.0%	585	40.4%
2024 Revenue	$574		$436		$462		$561		$2,033
(a)Foreign currency translation impact for the year due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the British Pound and the Euro, offset by the weakening in the Chinese Yuan and the Chilean Peso.

Water Infrastructure
Water Infrastructure revenue increased $164 million, or 40.0%, for the first quarter of 2024 (39.8% increase on a constant currency basis) as compared to the prior year. Revenue growth for the quarter contributed by acquisitions was $137 million, with the remainder of the increase coming from organic revenue growth of $26 million, or 6.3%, and $1 million of favorable impacts from foreign currency translation. The transport application experienced $14 million of organic revenue growth, driven by backlog execution and timing of projects in western Europe and increased volumes in the U.S. Organic revenue for the treatment applications grew by $12 million, led by increased revenue from capital projects in the emerging markets and strength in the U.S. and western Europe.
Applied Water
Applied Water revenue decreased $17 million, or 3.8%, for the first quarter of 2024 (4.0% decrease on a constant currency basis) as compared to the prior year. Revenue was positively impacted by $1 million of foreign currency translation, with the change at constant currency coming entirely from an organic decline of $18 million. Organic weakness was driven by declines in both the building solutions and industrial applications. Within building solutions, organic revenue declined $13 million as a result of softness in the U.S. and western Europe while organic revenue from the emerging markets was flat as compared to the prior year. Industrial water had organic revenue declines of $5 million in the quarter, primarily in the U.S. due to decreased demand as compared to the prior year.
Measurement and Control Solutions
Measurement and Control Solutions revenue increased $84 million, or 22.2%, for the first quarter of 2024 (22.0% increase on a constant currency basis) as compared to the prior year. Revenue was positively impacted by $1 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $83 million, or 22.0%. Organic revenue growth during the quarter was driven by $86 million in the smart metering and other applications, primarily in the U.S. due to increased sales volume. This growth was partially offset by a $3 million organic decline in analytics, primarily due to decreased sales volume.
Water Solutions and Services
Water Solutions and Services revenue increased $354 million, or 171.0%, for the first quarter of 2024 (171.5% increase on a constant currency basis) as compared to the prior year. Revenue growth for the quarter contributed by acquisitions was $343 million, with the remainder of the increase coming from organic revenue growth of $12 million, or 5.8%, and $1 million of unfavorable impacts from foreign currency translation. Organic revenue growth was primarily from strength in the dewatering application in the U.S. and the emerging markets due to increased volumes and favorable price realization.
Orders / Backlog
Orders
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business. Orders received during the first quarter of 2024 were $2,246 million, an increase of $676 million, or 43.1%, over the prior year (43.0% increase on a constant currency basis). Orders contributed by acquisitions were $621 million in the three months ended March 31, 2024. Order intake benefited from $1 million of foreign currency translation for the three months ended March 31, 2024.

The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to orders during the three months ended March 31, 2024:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2023 Orders	$461		$483		$415		$211		$1,570
Organic Impact	29	6.3%	(3)	(0.6)%	14	3.4%	14	6.6%	54	3.4%
Acquisitions/(Divestitures)	154	33.4%	—	—%	—	—%	467	221.4%	621	39.6%
Constant Currency	183	39.7%	(3)	(0.6)%	14	3.4%	481	228.0%	675	43.0%
Foreign currency translation (a)	2	0.4%	—	—%	—	—%	(1)	(0.5)%	1	0.1%
Total change in orders	185	40.1%	(3)	(0.6)%	14	3.4%	$480	227.5%	676	43.1%
2024 Orders	$646		$480		$429		$691		$2,246
(a)Foreign currency translation impact for the quarter due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the British Pound and the Euro, offset by the weakening in the Chinese Yuan and the Chilean Peso.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, capital projects require longer lead production cycles and deployment schedules and delays occur from time to time. Total backlog was $5,272 million at March 31, 2024, an increase of $1,529 million or 40.8%, as compared to March 31, 2023 backlog of $3,743 million, with $1,417 million of the increase coming from acquired backlog. Backlog increased $184 million or 3.6%, as compared to December 31, 2023 backlog of $5,088 million, driven by the order intake and contract wins in the current period outpacing revenue. We anticipate that approximately 45% of the backlog at March 31, 2024 will be recognized as revenue in the remainder of 2024. There were no significant order cancellations during the quarter.
Gross Margin
Gross margin as a percentage of revenue decreased 70 basis points to 37.0% for the three months ended March 31, 2024, as compared to 37.7% for the comparative 2023 period. The gross margin decrease for the quarter included 100 basis points from increases in special charges and acquired intangible asset amortization as compared to the prior year. Additionally, gross margin decline included 330 basis points of unfavorable operational impacts, driven by 110 basis points of inflation, 100 basis points of unfavorable impacts from the Evoqua acquisition and 40 basis points of increased spending on strategic investments. The gross margin decrease was partially offset by 360 basis points of favorable operational impacts driven by 180 basis points of productivity savings, 80 basis points of favorable mix, and 70 basis points of price realization.

Operating Expenses
The following table presents operating expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in millions)	2024	2023	Change
Selling, general and administrative expenses	$474	$354	33.9%
SG&A as a % of revenue	23.3%	24.4%	(110)	bp
Research and development expenses	59	53	11.3%
R&D as a % of revenue	2.9%	3.7%	(80)	bp
Restructuring and asset impairment charges	10	8	25.0%
Operating expenses	$543	$415	30.8%
Expense to revenue ratio	26.7%	28.7%	(200)	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses increased by $120 million to $474 million, or 23.3% of revenue, in the first quarter of 2024, as compared to $354 million, or 24.4% of revenue, in the comparable 2023 period. Increases in SG&A in the first quarter of 2024 as compared to the prior year primarily consisted of $91 million of additional operational SG&A from the acquisition of Evoqua, inflation of $11 million, and increased spending on strategic investments of $7 million. These increases to SG&A expenses were partially offset by $12 million of productivity savings and decreased realignment costs and special charges of $8 million.
Research and Development ("R&D") Expenses
R&D expense was $59 million, or 2.9% of revenue, in the first quarter of 2024, as compared to $53 million, or 3.7% of revenue in the first quarter of 2023 The R&D spend has remained fairly consistent year over year.
Restructuring and Asset Impairment Charges
Restructuring
From time to time, the Company will incur costs related to restructuring actions to optimize our cost base and more strategically position itself.
Actions commenced in 2024 and 2023 consist primarily of severance charges. We currently expect to incur between $30 and $40 million in restructuring costs for the full year.
Refer to Note 5, "Restructuring and Asset Impairment Charges."
The following is a roll-forward for the three months ended March 31, 2024 and 2023 of employee position eliminations associated with restructuring activities:

	2024	2023
Planned reductions - January 1	113	102
Additional planned reductions	96	73
Actual reductions and reversals	(48)	(82)
Planned reductions - March 31	161	93
Asset Impairment
Refer to Note 9, "Goodwill and Other Intangible Assets."

Operating Income and Adjusted EBITDA
Operating income was $209 million (operating margin of 10.3%) during the first quarter of 2024, an increase of $78 million, or 59.5%, when compared to operating income of $131 million (operating margin of 9.0%) during the prior year. Operating margin increased 130 basis points, which included net unfavorable impacts of 40 basis points from increases in acquired intangible asset amortization and restructuring and realignment costs, partially offset by decreases special charges as compared to the prior year. Additionally, operating margin expansion included 570 basis points of favorable operational impacts driven by 250 basis points of productivity savings, 100 basis points of price realization, 100 basis points of increased volumes, and 80 basis points of favorable mix. These favorable impacts were partially offset by 400 basis points of unfavorable operational impacts, driven by a 180 basis point increase due to inflation, 100 basis points of increased spending on strategic investments, and 30 basis points of increased inventory management costs. Excluding acquired intangible asset amortization, restructuring and realignment costs, and special charges, adjusted operating income was $294 million (adjusted operating margin of 14.5%) for the first quarter of 2024 as compared to adjusted operating income of $185 million (adjusted operating margin of 12.8%) during the comparable quarter in the prior year.
Adjusted EBITDA was $391 million (adjusted EBITDA margin of 19.2%) during the first quarter of 2024, an increase of $155 million, or 65.7%, when compared to adjusted EBITDA of $236 million (adjusted EBITDA margin of 16.3%) during the comparable quarter in the prior year, an increase to adjusted EBITDA margin of 290 basis points. Adjusted EBITDA margin was impacted by the same offsetting factors impacting the adjusted operating margin; however, adjusted EBITDA margin also benefited 100 basis points from the exclusion of incremental depreciation and amortization.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended
	March 31,
(in millions)	2024	2023	Change
Water Infrastructure
Operating income	$60	$46	30.4%
Operating margin	10.5%	11.2%	(70)	bp
Restructuring and realignment costs	7	3	133.3%
Purchase accounting intangible amortization	19	1	1,800.0%
Special charges	2	—	NM
Adjusted operating income	$88	$50	76.0%
Adjusted operating margin	15.3%	12.2%	310	bp
Applied Water
Operating income	$61	$83	(26.5)%
Operating margin	14.0%	18.3%	(430)	bp
Restructuring and realignment costs	2	3	(33.3)%
Adjusted operating income	$63	$86	(26.7)%
Adjusted operating margin	14.4%	19.0%	(460)	bp
Measurement & Control Solutions
Operating income	$70	$26	169.2%
Operating margin	15.2%	6.9%	830	bp
Restructuring and realignment costs	2	5	(60.0)%
Purchase accounting intangible amortization	14	14	—%
Special charges	—	2	(100.0)%
Adjusted operating income	$86	$47	83.0%
Adjusted operating margin	18.6%	12.4%	620	bp
Water Solutions and Services
Operating income	$50	$18	177.8%
Operating margin	8.9%	8.7%	20	bp
Restructuring and realignment costs	3	—	NM
Purchase accounting intangible amortization	21	3	600.0%
Special charges	9	—	NM
Adjusted operating income	$83	$21	295.2%
Adjusted operating margin	14.8%	10.1%	470	bp
Corporate and other
Operating loss	$(32)	$(42)	(23.8)%
Restructuring and realignment costs	1	—	NM
Special charges	5	23	(78.3)
Adjusted operating loss	$(26)	$(19)	36.8%
Total Xylem
Operating income	$209	$131	59.5%
Operating margin	10.3%	9.0%	130	bp
Restructuring and realignment costs	15	11	36.4%
Purchase accounting intangible amortization	54	18	200.0%
Special charges	16	25	(36.0)%
Adjusted operating income	$294	$185	58.9%
Adjusted operating margin	14.5%	12.8%	170	bp
NM - Not meaningful percentage change

The table below provides a reconciliation of net income to consolidated EBITDA and adjusted EBITDA:

	Three Months Ended
(in millions)	March 31
	2024	2023		Change
Net Income	$153	$99		55%
Net Income margin	7.5%	6.8%	70	bp
Depreciation	61	28		118%
Amortization	73	32		128%
Interest expense, net	7	2		250%
Income tax expense	43	27		59%
EBITDA	$337	$188		79%
Share-based compensation	18	12		50%
Restructuring & realignment	15	11		36%
Special charges	16	25		(36)%
Loss on sale of businesses	5	—	NM	%
Adjusted EBITDA	$391	$236		66%
Adjusted EBITDA margin	19.2%	16.3%	290	bp

The tables below provide a reconciliation of each segment's operating income (loss) to EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31, 2024
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$60	$61	$70	$50
Operating margin	10.5%	14.0%	15.2%	8.9%
(Loss) on sale of businesses	—	—	—	(5)
Depreciation	10	6	6	38
Amortization	21	1	27	22
Other non-operating income (expense), excluding interest	(1)	—	(1)	—
EBITDA	$90	$68	$102	$105
Share-based compensation	3	2	1	3
Restructuring & realignment	7	2	2	3
Special charges	2	—	—	9
Loss on sale of businesses	—	—	—	5
Adjusted EBITDA	$102	$72	$105	$125
Adjusted EBITDA margin	17.8%	16.5%	22.7%	22.3%

	Three Months Ended
	March 31, 2023
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$46	$83	$26	$18
Operating margin	11.2%	18.3%	6.9%	8.7%
Depreciation	7	5	6	10
Amortization	2	1	24	3
Other non-operating income (expense), excluding interest	—	(1)	—	—
EBITDA	$55	$88	$56	$31
Share-based compensation	2	1	2	1
Restructuring & realignment	3	3	5	—
Special Charges	—	—	2	—
Adjusted EBITDA	$60	$92	$65	$32
Adjusted EBITDA margin	14.6%	20.3%	17.2%	15.5%

	Three Months Ended
	2024 versus 2023
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions and Services
Operating Income (Loss)	$14	$(22)	$44	$32
Operating margin	(70) bps	(430) bps	830 bps	20 bps
(Loss) on sale of businesses	—	—	—	(5)
Depreciation	3	1	—	28
Amortization	19	—	3	19
Other non-operating income (expense), excluding interest	(1)	1	(1)	—
EBITDA	$35	$(20)	$46	$74
Share-based compensation	1	1	(1)	2
Restructuring & realignment	4	(1)	(3)	3
Special charges	2	—	(2)	9
Loss on sale of businesses	—	—	—	5
Adjusted EBITDA	$42	$(20)	$40	$93
Adjusted EBITDA margin	320 bps	(380) bps	550 bps	680 bps
Water Infrastructure
Operating income for our Water Infrastructure segment was $60 million (operating margin of 10.5%) during the first quarter of 2024, an increase of $14 million, or 30.4%, when compared to operating income of $46 million (operating margin of 11.2%) during the prior year, or a total decrease of 70 basis points basis points. Operating margin declines included unfavorable impacts of 380 basis points from increases in acquired intangible asset amortization, restructuring and realignment costs and special charges as compared to the prior year. Additionally, operating margin declines included 390 basis points of unfavorable operational impacts, driven by 180 basis points of inflation, 90 basis points of increased spending on strategic investments, and 20 basis points of increased inventory management costs. Margin declines were offset by 700 basis points from favorable operating impacts consisting of 240 basis points of productivity savings, 230 basis points of favorable mix, 100 basis points of increased volume, 70 basis points of favorable foreign currency exchange impacts and 60 basis points of price realization. Excluding amortization of acquired intangibles, restructuring and realignment cost and special charges, adjusted operating income was $88 million (adjusted operating margin of 15.3%) for the first quarter of 2024 as compared to adjusted operating income of $50 million (adjusted operating margin of 12.2%) for the first quarter of 2023.
Adjusted EBITDA was $102 million (adjusted EBITDA margin of 17.8%) for the first quarter of 2024, an increase of $42 million, or 70.0%, when compared to adjusted EBITDA of $60 million (adjusted EBITDA margin of 14.6%) during the prior year. Adjusted EBITDA was impacted by the same offsetting factors impacting the adjusted operating margin.

Applied Water
Operating income for our Applied Water segment was $61 million (operating margin of 14.0%) during the first quarter of 2024, decrease of $22 million, or 26.5%, when compared to operating income of $83 million (operating margin of 18.3%) during the prior year, or a total decrease of 430 basis points. Operating margin declines included favorable impacts of 30 basis points from a decrease in restructuring and realignment costs as compared to the prior year. Additionally, operating margin declines included 820 basis points from unfavorable operational impacts, driven by 270 basis points of unfavorable mix, 230 basis points of inflation, 150 basis points of volume decline, 60 basis points of unfavorable foreign currency exchange impacts, and 50 basis points of inventory management costs. The decline in margin was partially offset by favorable operational impacts of 360 basis points driven by 340 basis points of productivity savings. Excluding restructuring and realignment costs, adjusted operating income was $63 million (adjusted operating margin of 14.4%) for the first quarter of 2024 as compared to adjusted operating income of $86 million (adjusted operating margin of 19.0%) for the first quarter of 2023.
Adjusted EBITDA was $72 million (adjusted EBITDA margin of 16.5%) for the first quarter of 2024, a decrease of $20 million, or 21.7%, when compared to adjusted EBITDA of $92 million (adjusted EBITDA margin of 20.3%) during the prior year. The decrease in adjusted EBITDA margin was primarily due to the same factors impacting the decrease in adjusted operating margin; however, adjusted EBITDA margin was not negatively impacted by the relative impact of share-based compensation, depreciation, and software amortization expense.
Measurement and Control Solutions
Operating income for our Measurement and Control Solutions segment was $70 million (operating margin of 15.2%) during the first quarter of 2024, an increase of $44 million, or 169.2%, when compared to operating income of $26 million (operating margin of 6.9%) during the prior year, or a total increase of 830 basis points. Operating margin expansion included favorable impacts of 210 basis points from restructuring and realignment costs, special charges, and acquired intangible asset amortization as compared to the prior year. Additionally, operating margin expansion included 1,120 basis points of favorable operational impacts, consisting of 380 basis points of productivity savings, 370 basis points of increased volume, 260 basis points of price realization, and 90 basis points of favorable mix. Margin expansion was partially offset by negative operational impacts of 500 basis points driven by 240 basis points of inflation, 90 basis points of increased inventory management costs, and 60 basis points of increased spending on strategic investments. Excluding acquired intangible asset amortization, restructuring and realignment costs and special charges, adjusted operating income was $86 million (adjusted operating margin of 18.6%) for the first quarter of 2024 as compared to adjusted operating income of $47 million (adjusted operating margin of 12.4%) for the first quarter of 2023.
Adjusted EBITDA was $105 million (adjusted EBITDA margin of 22.7%) for the first quarter of 2024, an increase of $40 million, or 61.5%, when compared to adjusted EBITDA of $65 million (adjusted EBITDA margin of 17.2%) during the prior year. The increase in adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from the relative impact of share-based compensation expense, other non-operating expense and depreciation and software amortization.
Water Solutions and Services
Operating income for our Water Solutions and Services segment was $50 million (operating margin of 8.9%) during the first quarter of 2024, an increase of $32 million, or 177.8%, when compared to operating income of $18 million (operating margin of 8.7%) during the prior year, or a total increase of 20 basis points. Operating margin expansion included unfavorable impacts of 450 basis points from acquired intangible asset amortization, special charges, and restructuring and realignment costs as compared to the prior year. Additionally, operating margin expansion included 850 basis points of favorable operational impacts, consisting of 380 basis points of accretive margin from the Evoqua acquisition, 170 basis points of favorable mix, 130 basis points of increased volume, 70 basis points of productivity savings and 70 basis points of price realization. Margin expansion was offset by negative operational impacts of 380 basis points driven by 160 basis points of increased spending on strategic investments, 70 basis points of inflation, and 70 basis points of increased employee related costs. Excluding acquired intangible asset amortization, special charges, and restructuring and realignment costs, adjusted operating income was $83 million (adjusted operating margin of 14.8%) for the first quarter of 2024 as compared to adjusted operating income of $21 million (adjusted operating margin of 10.1%) for the first quarter of 2023.

Adjusted EBITDA was $125 million (adjusted EBITDA margin of 22.3%) for the first quarter of 2024, an increase of $93 million, or 290.6%, when compared to adjusted EBITDA of $32 million (adjusted EBITDA margin of 15.5%) during the prior year. The increase in adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin was not negatively impacted by the relative impact of depreciation and software amortization expense.
Corporate and Other
Operating loss for corporate and other decreased $10 million, or 24%, during the first quarter of 2024 compared to the prior year period. The decrease in operating loss was primarily due to decreased special charges related to integration costs resulting from the acquisition of Evoqua. Excluding special charges and restructuring and realignment costs, adjusted operating loss for corporate and other increased $7 million, or 36.8%, for the three months ended March 31, 2024 driven primarily by increased spending on strategic investments and higher employee related costs.
Interest Expense
Interest expense was $14 million for the three months ended March 31, 2024, compared to $9 million for the comparable prior year period. The increase in interest expense was primarily driven by a term loan entered into in May 2023 for use in funding the acquisition of Evoqua and securitization and equipment financing facilities assumed as part of our acquisition of Evoqua. Partially offsetting these items was a reduction of interest expense generated by cross currency swaps. See Note 10, “Derivative Financial Instruments” and Note 12, "Credit Facilities and Debt," of our condensed consolidated financial statements for a description of our net investment hedges and credit facilities and long-term debt, respectively.
Income Tax Expense
The income tax provision for the three months ended March 31, 2024 was $43 million resulting in an effective tax rate of 21.8%, compared to $27 million of expense resulting in an effective tax rate of 21.7% for the same period in 2023. The effective tax rate for the three month period ended March 31, 2024 was slightly higher than the effective tax rate for the same period in 2023, primarily due to earnings mix.

Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Three Months Ended
	March 31,
(in millions)	2024	2023	Change
Operating activities	$89	$(19)	$108
Investing activities	(51)	(37)	(14)
Financing activities	(82)	(63)	(19)
Foreign exchange (a)	(28)	12	(40)
Total	$(72)	$(107)	$35
(a)The impact is primarily due to weakening of the Euro, Chilean Peso and the Canadian Dollar.
Sources and Uses of Liquidity
Operating Activities
Cash generated by operating activities was $89 million for the three months ended March 31, 2024 as compared to cash used in operating activities of $19 million in the comparable prior year period. The increase in cash provided was primarily driven by higher cash earnings and lower tax payments. Higher payments for employee benefit costs and increased prepaid expenses partially offset these items.
Investing Activities
Cash used in investing activities was $51 million for the three months ended March 31, 2024 as compared to $37 million in the comparable prior year period. The increase in cash used reflects higher capital expenditures in the current period partially offset by proceeds from the sale of a business.
Financing Activities
Cash used by financing activities was $82 million for the three months ended March 31, 2024 as compared to cash used of $63 million in the comparable prior year period. The increase in cash used reflects higher dividend payments, increased purchases of common stock and the repayment of debt. Proceeds from the exercise of employee stock options partially offset these items.
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
Based on our current global cash positions, cash flows from operations and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements and service debt and other obligations in both the U.S. and outside of the U.S. during the year. Currently, we have available liquidity of approximately $1.9 billion, consisting of $947 million of cash and $1 billion of available credit facilities as disclosed in Note 12, "Credit Facilities and Debt", of our condensed consolidated financial statements.

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
Critical Accounting Estimates
Our discussion and analysis of our results of operations and capital resources are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Annual Report describes the critical accounting estimates used in preparation of the condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the information concerning our critical accounting estimates as stated in our 2023 Annual Report.
2024 Outlook
We are updating our total revenue growth to be in the range of 15% to 16%, and organic revenue growth to be in the range of 4% to 6% in 2024. Our outlook reflects our current visibility and expectations based on the current market environment and other factors and is largely consistent with the outlook provided in our 2023 Annual Report. Our ability to meet our expectations is subject to a number of risks, including, but not limited to, those described in "Item 1A. Risk Factors" in our 2023 Annual Report.
ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning market risk as stated in our 2023 Annual Report.

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
Evoqua previously disclosed in its public filings that the United States Attorney’s Office for the District of Massachusetts was investigating whether financial misstatements were made in Evoqua’s public filings and earnings announcements. Xylem previously disclosed in our 2023 Annual Report that the investigation was moved to the United States Attorney’s Office for the District of Rhode Island. The Company is continuing to cooperate with the investigation and cannot predict its outcome. We currently believe that it will not have a material adverse effect on our business, financial condition, results of operations, or prospects.
See Note 18, "Commitments and Contingencies," to the condensed consolidated financial statements for further information and any updates.
ITEM 1A.           RISK FACTORS
There have been no material changes from the risk factors previously disclosed in "Item 1A. Risk Factors" of our 2023 Annual Report.
ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended March 31, 2024:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
1/1/24 - 1/31/24	—	—	—	$182
2/1/24 - 2/29/24	—	—	—	$182
3/1/24 - 3/31/24	—	—	—	$182
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under this program for the three months ended March 31, 2024. There are up to $182 million in shares that may still be purchased under this plan as of March 31, 2024.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.             OTHER INFORMATION
(c) Trading Plans
During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6.             EXHIBITS
See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number		Description	Location

3.1		Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2		Fifth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on November 15, 2022 (CIK No. 1524472, File No. 1-35229).

10.1		Letter Agreement between Xylem Inc. and Franz Cerwinka	Filed herewith.

10.2		Form of 2011 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement (2024).	Filed herewith.

10.3		Form of 2011 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement for Senior Leadership Team (2024)	Filed herewith.

10.4		Form of 2011 Omnibus Incentive Plan Performance Share Unit Grant Agreement (2024)	Filed herewith.

10.5		Form of 2011 Omnibus Incentive Plan Performance Share Unit Grant Agreement for Senior Leadership Team (2024)	Filed herewith.

10.6		Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement (2024)	Filed herewith.

10.7	#	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement for Senior Leadership Team (2024)	Filed herewith.

31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

Exhibit Number	Description	Location
101.0	The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104.0	The cover page from Xylem Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2024 formatted in Inline XBRL and contained in Exhibit 101.0.

# Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri-Michelle McShane
Geri-Michelle McShane
Vice President, Controller and Chief Accounting Officer

May 2, 2024