Form 10-Q
period 2024-06-30
Xylem Inc.
filed 2024-07-30
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of July 26, 2024, there were 242,892,884 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Six Months
For the periods ended June 30,	2024	2023	2024	2023
Revenue from products	$1,802	$1,501	$3,492	$2,809
Revenue from services	367	221	710	361
Revenue	2,169	1,722	4,202	3,170
Cost of revenue from products	1,079	916	2,100	1,707
Cost of revenue from services	271	155	531	266
Cost of revenue	1,350	1,071	2,631	1,973
Gross profit	819	651	1,571	1,197
Selling, general and administrative expenses	485	446	959	800
Research and development expenses	58	58	117	111
Restructuring and asset impairment charges	23	28	33	36
Operating income	253	119	462	250
Interest expense	11	12	25	21
Other non-operating income, net	4	7	10	11
Gain/(Loss) on sale of businesses	1	—	(4)	—
Income before taxes	247	114	443	240
Income tax expense	53	22	96	49
Net income	$194	$92	$347	$191
Earnings per share:
Basic	$0.80	$0.45	$1.43	$0.99
Diluted	$0.80	$0.45	$1.43	$0.98
Weighted average number of shares:
Basic	242.6	205.5	242.2	193.0
Diluted	243.5	206.7	243.3	194.0
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Six Months
For the periods ended June 30,	2024	2023	2024	2023
Net income	$194	$92	$347	$191
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	6	(38)	(59)	(16)
Net change in derivative hedge agreements:
Unrealized gain (loss)	—	(3)	(3)	1
Amount of (gain) loss reclassified into net income	(1)	(1)	—	4
Net change in post-retirement benefit plans:
Amortization of prior service credit	—	(1)	—	(1)
Amortization of actuarial (gain) loss into net income	—	—	—	(1)
Foreign currency translation adjustment	—	(1)	2	(1)
Other comprehensive income (loss), before tax	5	(44)	(60)	(14)
Income tax (benefit) expense related to items of other comprehensive income (loss)	5	(9)	16	(14)
Other comprehensive income (loss), net of tax	—	(35)	(76)	—
Comprehensive income	$194	$57	$271	$191

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$815	$1,019
Receivables, less allowances for discounts, returns and credit losses of $54 and $56 in 2024 and 2023, respectively	1,675	1,617
Inventories	1,057	1,018
Prepaid and other current assets	234	230
Total current assets	3,781	3,884
Property, plant and equipment, net	1,144	1,169
Goodwill	7,509	7,587
Other intangible assets, net	2,374	2,529
Other non-current assets	957	943
Total assets	$15,765	$16,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$940	$968
Accrued and other current liabilities	1,085	1,221
Short-term borrowings and current maturities of long-term debt	17	16
Total current liabilities	2,042	2,205
Long-term debt	1,981	2,268
Accrued post-retirement benefits	325	344
Deferred income tax liabilities	552	557
Other non-current accrued liabilities	517	562
Total liabilities	5,417	5,936
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock – par value $0.01 per share:
Authorized 750.0 shares, issued 259.1 shares and 257.6 shares in 2024 and 2023, respectively	3	3
Capital in excess of par value	8,660	8,564
Retained earnings	2,774	2,601
Treasury stock – at cost 16.2 shares and 16.0 shares in 2024 and 2023, respectively	(751)	(733)
Accumulated other comprehensive loss	(345)	(269)
Total stockholders’ equity	10,341	10,166
Non-controlling interests	7	10
Total equity	10,348	10,176
Total liabilities and stockholders’ equity	$15,765	$16,112

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

For the six months ended June 30,	2024	2023
Operating Activities
Net income	$347	$191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	123	69
Amortization	156	83
Share-based compensation	31	27
Restructuring and asset impairment charges	33	36
Loss from sale of business	4	—
Other, net	(4)	(5)
Payments for restructuring	(18)	(9)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(84)	(122)
Changes in inventories	(75)	(57)
Changes in accounts payable	(2)	36
Changes in accrued and deferred taxes	(14)	(86)
Other, net	(120)	(154)
Net Cash – Operating activities	377	9
Investing Activities
Capital expenditures	(147)	(103)
Acquisitions of businesses, net of cash acquired	(5)	(476)
Proceeds from sale of business	11	91
Proceeds from the sale of property, plant and equipment	3	—
Cash received from investments	4	—
Cash paid for investments	(7)	—
Cash paid for equity investments	(2)	(56)
Cash received from interest rate swaps	—	38
Cash received from cross-currency swaps	14	14
Other, net	1	3
Net Cash – Investing activities	(128)	(489)
Financing Activities
Short-term debt issued, net	—	74
Short-term debt repaid	(268)	—
Long-term debt issued, net	—	275
Long-term debt repaid	(9)	(1)
Repurchase of common stock	(18)	(9)
Proceeds from exercise of employee stock options	63	40
Dividends paid	(175)	(139)
Other, net	(12)	(5)
Net Cash – Financing activities	(419)	235
Effect of exchange rate changes on cash	(34)	9
Net change in cash and cash equivalents	(204)	(236)
Cash and cash equivalents at beginning of year	1,019	944
Cash and cash equivalents at end of period	$815	$708
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$36	$30
Income taxes (net of refunds received)	$110	$135
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
The Company has applied the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”) and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. During the second quarter of 2024, the Company finalized the purchase price allocation. The following table summarizes the acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed from Evoqua:

(in millions)	Fair Value
Cash and cash equivalents	$143
Receivables(a)	430
Inventories	258
Prepaid and other current assets	78
Assets held for sale	8
Property, plant and equipment, net	508
Goodwill	4,801
Other intangible assets, net	1,769
Other non-current assets	180
Non-current assets held for sale	85
Accounts payable	(210)
Accrued and other current liabilities	(357)
Short-term borrowings and current maturities of long-term debt	(166)
Liabilities held for sale	(1)
Long-term debt	(111)
Other non-current accrued liabilities	(120)
Deferred income tax liabilities	(392)
Non-current liabilities held for sale	(3)
Total	$6,900
(a) Including $320 million of receivables and $110 million of contract assets.
Prior to finalizing the purchase price allocation during the second quarter of 2024, the fair values of the assets acquired and liabilities assumed were determined using the income and cost approaches. In many cases, the determination of the fair values required estimates about discount rates, future expected cash flows and other future events that are judgmental and subject to change.
The fair value of receivables acquired is $320 million, with the gross contractual amount being $329 million. The Company expects $9 million to be uncollectible.
The $4,801 million of goodwill recognized, which is not deductible for U.S. income tax purposes, is primarily attributable to synergies and economies of scale expected from combining the operations of Evoqua and Xylem as well as the assembled workforce of Evoqua.

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
The estimate of the fair value of Evoqua’s identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows either through the use of the multi-period excess earnings method or the relief-from-royalty method. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement of the fair value hierarchy as defined in ASC 820, Fair Value Measurements (“ASC 820”). Intangible assets consisting of the Evoqua tradename, technology, customer relationships, backlog, and permits were valued using the multi-period excess earnings method (“MEEM”), the relief from royalty (“RFR”) method, or the with and without method, which are all forms of the income approach. Intangible assets related to Evoqua software were valued using the cost approach.
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

Stock-Based Compensation
In connection with the Merger, each outstanding and issued option, restricted stock unit (“RSU”), performance stock unit (“PSU”) and cash-settled stock appreciation right (“SAR”) was converted into the Xylem equivalent, with outstanding PSUs being converted into Xylem RSUs. As a result, Xylem issued 2 million replacement equity options and 707 thousand RSU awards (of which 330 thousand were converted PSUs.) The portion of the fair value related to pre-combination services of $160 million was included in the purchase price, and $56 million will be recognized over the remaining service periods. As of June 30, 2024, the future unrecognized expense related to the outstanding options and RSUs was less than $1 million and approximately $5 million, respectively. The future unrecognized expense related to options and RSUs will be recognized over a weighted-average service period of approximately one year. SARs are immaterial.
Pro Forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the three and six months ended June 30, 2023, assuming the acquisition had occurred on January 1, 2022.

	(Unaudited) Three Months Ended June 30,	(Unaudited) Six Months Ended June 30,
(in millions)	2023	2023
Revenue	$2,025	$3,952
Net income	$63	$170

The foregoing unaudited pro forma results are for informational purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the acquisition occurred on January 1, 2022, nor are they necessarily indicative of future results. The unaudited pro-forma information for all periods presented includes the following adjustments, where applicable, for business combination accounting effects resulting from the acquisition: (i) amortization of the fair value step up in inventory, (ii) additional amortization expense related to finite-lived intangible assets acquired, (iii) repayment of Evoqua’s term loan and revolver and the settlement of the related interest rate swap, (iv) additional interest expense related to financing for the acquisition (refer to Note 12, "Credit Facilities and Debt"), (v) depreciation expense on property, plant and equipment, (vi) additional incremental stock-based compensation expense for the replacement of Evoqua’s outstanding equity awards with Xylem’s replacement equity awards, and (vii) the related tax effects assuming that the business combination occurred on January 1, 2022.

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

Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Revenue from contracts with customers	$2,037	$1,637	$3,947	$3,020
Lease Revenue	132	85	255	150
Total	$2,169	$1,722	$4,202	$3,170

The following table reflects revenue from contracts with customers by application.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Water Infrastructure
Transport	$371	$351	$708	$673
Treatment	260	168	497	256

Applied Water
Building Solutions	255	257	495	510
Industrial Water	201	221	397	421

Measurement and Control Solutions
Smart Metering and Other	393	296	770	587
Analytics	89	88	174	175

Water Solutions and Services	468	256	906	398

Total	$2,037	$1,637	$3,947	$3,020

The following table reflects revenue from contracts with customers by geographical region.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Water Infrastructure
United States	$225	$174	$429	$306
Western Europe	225	198	436	366
Emerging Markets (a)	122	99	236	172
Other	59	48	104	85

Applied Water
United States	239	248	471	492
Western Europe	102	105	201	209
Emerging Markets (a)	84	86	157	159
Other	31	39	63	71

Measurement and Control Solutions
United States	329	244	634	481
Western Europe	77	66	159	141
Emerging Markets (a)	47	50	91	96
Other	29	24	60	44

Water Solutions and Services
United States	358	164	693	228
Western Europe	24	27	47	51
Emerging Markets (a)	41	36	83	70
Other	45	29	83	49

Total	$2,037	$1,637	$3,947	$3,020
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

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2023	$151	$183
Opening balance from the acquisition of Evoqua	110	107
Additions, net	85	94
Revenue recognized from opening balance	—	(80)
Billings transferred to accounts receivable	(73)	—
Foreign currency and other	1	(5)
Balance at June 30, 2023	$274	$299

Balance at January 1, 2024	$263	$315
Additions, net	264	191
Revenue recognized from opening balance	—	(201)
Billings transferred to accounts receivable	(239)	—
Foreign currency and other	(3)	(6)
Balance at June 30, 2024	$285	$299
(a)Excludes receivable balances, which are disclosed on the Condensed Consolidated Balance Sheets
Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of June 30, 2024, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $1.4 billion, of which $804 million was contributed by the Evoqua acquisition. We expect to recognize the majority of revenue upon the completion of satisfying these performance obligations in the following 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 5. Restructuring and Asset Impairment Charges
Restructuring
During the three and six months ended June 30, 2024, we incurred restructuring charges of $23 million and $32 million, respectively. For the three and six months ended June 30, 2024, the charges incurred primarily related to strengthening our competitive positioning and the integration of Evoqua.
The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
By component:
Severance and other charges	$8	$29	$17	$35
Asset impairment	15	—	16	—
Reversal of restructuring accruals	—	(1)	(1)	(1)
Total restructuring costs	$23	$28	$32	$34
Asset impairment charges	—	—	1	2
Total restructuring and asset impairment charges	$23	$28	$33	$36

By segment:
Water Infrastructure	$1	$1	$6	$3
Applied Water	—	1	1	1
Measurement and Control Solutions	—	—	—	6
Water Solutions and Services	22	4	24	4
Corporate and other	—	22	2	22
The following table displays a roll-forward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within "Accrued and other current liabilities" and "Other non-current accrued liabilities", for the six months ended June 30, 2024 and 2023:

(in millions)	2024	2023
Restructuring accruals - January 1	$24	$10
Restructuring costs, net	32	34
Cash payments	(18)	(9)
Asset impairment	(16)	—
Stock based compensation expense included within AOCL	(2)	(14)
Foreign currency and other	(1)	(1)
Restructuring accruals - June 30	$19	$20

By segment:
Water Infrastructure	$2	$2
Applied Water	1	—
Measurement and Control Solutions	5	3
Water Solutions and Services	6	4
Regional selling locations (a)	3	2
Corporate and other	2	9
(a)Regional selling locations consist primarily of selling and marketing organizations and related support services that incurred restructuring expense that was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following table presents expected restructuring spend in 2024 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Corporate	Total
Actions Commenced in 2024:
Total expected costs	$2	$1	$—	$24	$—	$27
Costs incurred during Q1 2024	—	1	—	2	—	3
Costs incurred during Q2 2024	—	—	—	22	—	22
Total expected costs remaining	$2	$—	$—	$—	$—	$2
Actions Commenced in 2023:
Total expected costs	$20	$10	$10	$7	$36	$83
Costs incurred in 2023	13	6	10	7	35	71
Costs incurred during Q1 2024	5	—	—	—	1	6
Costs incurred during Q2 2024	1	—	—	—	—	1
Total expected costs remaining	$1	$4	$—	$—	$—	$5
The actions commenced in 2024 consist primarily of severance and asset impairment charges. The actions are expected to continue through the end of 2025.
During the second quarter of 2024, we recognized $15 million in impairment charges primarily related to customer relationships and trademarks due to restructuring actions within our Water Solutions and Services segment.
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
The income tax provision for the three months ended June 30, 2024 was $53 million resulting in an effective tax rate of 21.4%, compared to a $22 million expense resulting in an effective tax rate of 19.1% for the same period in 2023. The income tax provision for the six months ended June 30, 2024 was $96 million resulting in an effective tax rate of 21.6%, compared to a $49 million expense resulting in an effective tax rate of 20.5% for the same period in 2023. The effective tax rate for the three and six month periods ended June 30, 2024 were higher than the U.S. federal statutory rate primarily due to earnings mix.

Unrecognized Tax Benefits
During 2019, Xylem’s Swedish subsidiary received a tax assessment from the Swedish Tax Agency (the "STA") for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. Xylem filed an appeal with the Administrative Court of Växjö, which rendered a decision adverse to Xylem in June 2022 for SEK837 million (approximately $79 million), consisting of the full tax assessment amount plus penalties and interest. Xylem appealed this decision with the intermediate appellate court, the Administrative Court of Appeal, and on May 15, 2024, that court rendered a decision in favor of Xylem and also remanded an issue to the trial court for resolution. In June 2024, the STA filed a notice of appeal of this decision to the Supreme Administrative Court (the “Court”). The parties await the Court’s decision as to whether it will hear the STA’s appeal, which may impact the timing of when the trial court considers the issue on remand. Management, in consultation with external legal advisors, continues to believe it is more likely than not that Xylem will prevail on the proposed assessment and will continue to vigorously defend our position through this litigation. There can be no assurance that the final determination by the authorities will not be materially different than our position. As of June 30, 2024, we do not have any unrecognized tax benefits related to this uncertain tax position.
Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (in millions)	$194	$92	$347	$191
Shares (in thousands):
Weighted average common shares outstanding	242,538	205,505	242,182	192,938
Add: Participating securities (a)	34	34	31	29
Weighted average common shares outstanding — Basic	242,572	205,539	242,213	192,967
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	576	872	651	747
Dilutive effect of restricted stock units and performance share units	390	329	415	315
Weighted average common shares outstanding — Diluted	243,538	206,740	243,279	194,029
Basic earnings per share	$0.80	$0.45	$1.43	$0.99
Diluted earnings per share	$0.80	$0.45	$1.43	$0.98
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Stock options	979	2,107	1,116	1,732
Restricted stock units	452	606	440	469
Performance share units	311	318	326	279

Note 8. Inventories
The components of total inventories are summarized as follows:

(in millions)	June 30, 2024	December 31, 2023
Finished goods	$379	$355
Work in process	117	102
Raw materials	561	561
Total inventories	$1,057	$1,018

Note 9. Goodwill and Other Intangible Assets
Goodwill
As a result of the change in reportable segments disclosed in Note 1, "Background and Basis of Presentation," goodwill was reallocated amongst segments. This reallocation and changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2024 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance as of December 31, 2023	$2,434	$895	$1,739	$2,519	$7,587
Reallocation	(287)	—	(64)	351	—
Balance as of January 1, 2024	2,147	895	1,675	2,870	7,587
Activity in 2024
Foreign currency and other	(32)	(7)	(17)	(22)	(78)
Balance as of June 30, 2024	$2,115	$888	$1,658	$2,848	$7,509
The Company has applied the acquisition method of accounting in accordance with ASC 805 and recognized assets acquired and liabilities assumed of Evoqua at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. We have allocated goodwill to segments of the Company that are expected to benefit from the synergies of the acquisition.
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	June 30, 2024			December 31, 2023
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$2,150	$(525)	$1,625	$2,172	$(475)	$1,697
Proprietary technology and patents	277	(146)	131	292	(141)	151
Trademarks	187	(104)	83	188	(96)	92
Software	598	(356)	242	598	(335)	263
Other	197	(69)	128	201	(41)	160
Indefinite-lived intangibles	165	—	165	166	—	166
Other Intangibles	$3,574	$(1,200)	$2,374	$3,617	$(1,088)	$2,529
Amortization expense related to finite-lived intangible assets was $83 million and $156 million for the three and six-month periods ended June 30, 2024, respectively, and $51 million and $83 million for the three and six-month periods ended June 30, 2023, respectively.
During the second quarter of 2024, we recognized $13 million in impairment charges primarily related to customer relationships and trademarks due to restructuring actions within our Water Solutions and Services segment.

During the first quarter of 2024, we recognized a $1 million impairment charge for internally developed software within Corporate.
During 2023, we determined that internally developed in-process software within our Measurement and Control Solutions segment was impaired as a result of actions taken to prioritize strategic investments and we therefore recognized an impairment charge of $2 million.

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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures for which we enter into cash flow hedges relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty, and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $323 million and $29 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, sell Canadian Dollar and purchase Euro, purchase Polish Zloty and sell Euro, sell Canadian Dollar and purchase U.S. Dollar, sell Australian Dollar and purchase Euro, and purchase Canadian Dollar and sell U.S. Dollar. The purchased notional amounts associated with these currency derivatives are $115 million, $96 million, $41 million, $22 million, $18 million, $15 million, $13 million, and $3 million, respectively. As of December 31, 2023, our most significant foreign currency derivatives included contracts to purchase U.S. Dollar and sell Chinese Yuan and to purchase U.S. Dollar and sell Canadian Dollar. The purchased notional amounts associated with these currency derivatives were $19 million and $10 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross-Currency Swaps
Beginning in 2015, we entered into cross-currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019, third quarter of 2020, and second quarter of 2022 we entered into additional cross-currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $1,626 million and $1,691 million as of June 30, 2024 and December 31, 2023, respectively.

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income. Items in the table below reflect changes in "Other comprehensive loss" ("OCL") within the Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) gain recognized in OCL	$—	$(3)	$(3)	$1
Amount of (gain) loss reclassified from OCL into Revenue	—	(1)	—	2
Amount of (gain) loss reclassified from OCL into Cost of revenue	(1)	—	—	2

Net Investment Hedges
Cross-Currency Swaps
Amount of gain (loss) recognized in OCL	$21	$(37)	$61	$(59)
Amount of income recognized in Interest expense	8	8	16	15
As of June 30, 2024, $4 million of net losses on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of June 30, 2024, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our derivative contracts currently included in our hedging program were as follows:

(in millions)	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Prepaid and other current assets	$1	$—
Net Investment Hedges
Other non-current assets	$40	$9
Liabilities
Cash Flow Hedges
Accrued and other current liabilities	$(4)	$—
Net Investment Hedges
Other non-current accrued liabilities	$(23)	$(54)

Note 11. Current Liabilities
The components of total Accrued and other current liabilities are as follows:

(in millions)	June 30, 2024	December 31, 2023
Compensation and other employee-benefits	$339	$403
Customer-related liabilities	361	370
Accrued taxes	120	170
Lease liabilities	106	106
Accrued warranty costs	43	45
Other accrued liabilities	116	127
Total accrued and other current liabilities	$1,085	$1,221
The Company facilitates the opportunity for suppliers to participate in voluntary supply chain financing programs with third-party financial institutions. Xylem agrees on commercial terms, including payment terms, with suppliers regardless of program participation. The Company does not determine the terms or conditions of the arrangement between suppliers and the third-party financial institutions. Participating suppliers are paid directly by the third-party financial institution. Xylem pays the third-party financial institution the stated amount of confirmed invoices from its designated suppliers at the original invoice amount on the original maturity dates of the invoices, ranging from 45-180 days. Xylem does not pay fees related to these programs. Xylem or the third-party financial institutions may terminate the agreements upon at least 30 days’ notice. The total outstanding balance presented within "Accounts payable" on our Condensed Consolidated Balance Sheets under these programs is $250 million and $176 million as of June 30, 2024 and December 31, 2023, respectively.
The table below provides changes in the confirmed obligations outstanding related to our supplier financing programs over each period:

(in millions)	2024
Confirmed obligations outstanding – January 1	$176
Invoices confirmed	$537
Confirmed invoices paid	$(461)
Foreign currency and other	$(2)
Confirmed obligations outstanding – June 30	$250

Note 12. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	June 30, 2024	December 31, 2023
3.250% Senior Notes due 2026 (a)	$500	$500
1.950% Senior Notes due 2028 (a)	500	500
2.250% Senior Notes due 2031 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Equipment Financing due 2024 to 2032	114	123
Term loan	—	278
Debt issuance costs and unamortized discount (b)	(16)	(17)
Total debt	1,998	2,284
Less: short-term borrowings and current maturities of long-term debt	17	16
Total long-term debt	$1,981	$2,268
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2026 was $478 million and $482 million as of June 30, 2024 and December 31, 2023, respectively. The fair value of our Senior Notes due 2028 was $449 million and $453 million as of June 30, 2024 and December 31, 2023, respectively. The fair value of our Senior Notes due 2031 was $420 million and $429 million as of June 30, 2024 and December 31, 2023, respectively. The fair value of our Senior Notes due 2046 was $335 million and $349 million as of June 30, 2024 and December 31, 2023, respectively.
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
Interest on the Green Bond is payable on January 30 and July 30 of each year. As of June 30, 2024, we are in compliance with all covenants for the Green Bond.
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
Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of June 30, 2024, we are in compliance with all covenants for the Senior Notes.
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
The 2023 Credit Facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio (or maximum leverage ratio), which will be based on the last four fiscal quarters. In accordance with the terms of the agreement to the 2023 Credit Facility, Xylem may not exceed a maximum leverage ratio of 4.00 to 1.00 for a period of four consecutive fiscal quarters beginning with the fiscal quarter during which a material acquisition is consummated and a maximum leverage ratio of 3.50 to 1.00 thereafter for a minimum of four fiscal quarters before another material acquisition is consummated. In addition, the 2023 Credit Facility contains a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2023 Credit Facility also contains customary events of default. Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2023 Credit Facility, subject to certain requirements and conditions set forth in the 2023 Credit Facility. As of June 30, 2024, the 2023 Credit Facility was undrawn, and we are in compliance with all revolver covenants. The 2023 Credit Facility has availability of $1 billion, comprised of the $1 billion aggregate principal as of June 30, 2024.

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
On April 19, 2024 our Term Loan Facility was settled with cash on hand for a total of €250 million ($268 million).
Equipment Financing
As a result of the Evoqua acquisition, the Company has secured financing agreements that require providing a security interest in specified equipment and, in some cases, the underlying contract and related receivables. As of June 30, 2024, the gross and net amounts of those assets are included on the Consolidated Balance Sheets as follows:

	June 30, 2024
(in millions)	Gross	Net
Property, plant, and equipment, net	$70	$61
Receivables, net	3	3
Prepaid and other current assets	5	5
Other non-current assets	62	62
	$140	$131
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $1 billion inclusive of the 2023 Credit Facility. As of June 30, 2024 and December 31, 2023, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding, respectively. The net cash proceeds from issuance of commercial paper were used to repay a portion of Evoqua’s indebtedness pursuant to the Merger Agreement. We have the ability to continue borrowing under this program going forward in future periods.
Euro Commercial Paper Program
On June 3, 2019, Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $535 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of June 30, 2024 and December 31, 2023, none of the Company's Euro commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.

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
Note 13. Post-retirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Domestic defined benefit pension plans:
Service cost	$—	$1	$1	$2
Interest cost	1	1	2	2
Expected return on plan assets	(2)	(2)	(3)	(3)
Amortization of net actuarial loss	1	—	1	—
Net periodic benefit cost	$—	$—	$1	$1
International defined benefit pension plans:
Service cost	$3	$1	$5	$3
Interest cost	4	4	8	8
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization of actuarial (gain) loss	—	—	—	(1)
Net periodic benefit cost	$4	$2	$7	$4
Total net periodic benefit cost	$4	$2	$8	$5
The components of net periodic benefit cost, other than the service cost component are included in the line item "Other non-operating income, net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other post-retirement employee benefit plans was less than $1 million, including net credits recognized into "Other comprehensive income (loss)" of less than $1 million, for both the three and six months ended June 30, 2024 and 2023, respectively.
We contributed $7 million and $9 million to our defined benefit plans for the six months ended June 30, 2024 and 2023, respectively. Additional contributions ranging between approximately $16 million and $20 million are expected to be made during the remainder of 2024.

Note 14. Equity
The following table shows the changes in stockholders' equity for the six months ended June 30, 2024:

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2024	$3	$8,564	$2,601	$(269)	$(733)	$10	$10,176
Net income	—	—	153	—	—	—	153
Other comprehensive income, net	—	—	—	(76)	—	—	(76)
Other activity	—	—	—	—	—	(2)	(2)
Dividends declared ($0.36 per share)	—	—	(87)	—	—	—	(87)
Stock incentive plan activity	—	54	—	—	(15)	—	39
Balance at March 31, 2024	$3	$8,618	$2,667	$(345)	$(748)	$8	$10,203
Net income	—	—	194	—	—	—	194
Other comprehensive income, net	—	—	—	—	—	—	—
Other activity	—	—	—	—	—	(1)	(1)
Dividends declared ($0.36 per share)	—	—	(87)	—	—	—	(87)
Stock incentive plan activity	—	42	—	—	(3)	—	39
Balance at June 30, 2024	$3	$8,660	$2,774	$(345)	$(751)	$7	$10,348

The following table shows the changes in stockholders' equity for the six months ended June 30, 2023:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2023	$2	$2,134	$2,292	$(226)	$(708)	$9	$3,503
Net income	—	—	99	—	—	—	99
Other comprehensive loss, net	—	—	—	35	—	—	35
Other activity	—	—	—	—	—	2	2
Dividends declared ($0.33 per share)	—	—	(60)	—	—	—	(60)
Stock incentive plan activity	—	18	—	—	(8)	—	10
Balance at March 31, 2023	$2	$2,152	$2,331	$(191)	$(716)	$11	$3,589
Net income	—	—	92	—	—	—	92
Other comprehensive income, net	—	—	—	(35)	—	—	(35)
Issuance of common stock	1	6,120	—	—	—	—	6,121
Issuance of replacement equity awards	—	160	—	—	—	—	160
Dividends declared ($0.33 per share)	—	—	(79)	—	—	—	(79)
Stock incentive plan activity	—	63	—	—	(1)	—	62
Balance at June 30, 2023	$3	$8,495	$2,344	$(226)	$(717)	$11	$9,910
Note 15. Share-Based Compensation Plans
Share-based compensation expense was $13 million and $31 million during the three and six months ended June 30, 2024, respectively, and $16 million and $27 million during the three and six months ended June 30, 2023, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $8 million, $50 million and $19 million, respectively, at June 30, 2024 and is expected to be recognized over a weighted average period of 2.1, 2.1 and 2.2 years, respectively. The amount of cash received from the exercise of stock options was $63 million and $40 million for the six months ended June 30, 2024 and 2023, respectively.
On May 24, 2023, there were an additional 2.7 million shares registered for issuance. As of June 30, 2024, there were approximately 5.3 million shares of common stock available for future awards.

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2024:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2024	2,150	$69.34	5.6	$97
Granted	177	127.94
Exercised	(1,038)	61.22
Forfeited and expired	(88)	97.75
Outstanding at June 30, 2024	1,201	$82.91	6.7	$63
Options exercisable at June 30, 2024	859	$71.02	5.8	$55
Vested and expected to vest as of June 30, 2024	1,158	$81.65	6.1	$62
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the six months ended June 30, 2024 was $71 million.
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
Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the six months ended June 30, 2024. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2024	862	$98.49
Granted	271	128.80
Vested	(398)	77.54
Forfeited	(52)	100.84
Outstanding at June 30, 2024	683	$110.32

ROIC and Adjusted EBITDA Performance Share Unit Grants
The following is a summary of our ROIC and EBITDA grants for the six months ended June 30, 2024. The fair value of the adjusted EBITDA performance share units is equal to the closing share price on the date of the grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2024	114	$97.70
Granted	26	127.94
Adjustment for Performance Condition Achieved (a)	16	102.51
Vested	(64)	102.51
Forfeited	(14)	96.31
Outstanding at June 30, 2024	78	$105.11
(a) Represents an increase in the number of original ROIC performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.
TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the six months ended June 30, 2024:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2024	180	$103.52
Granted	52	181.80
Adjustment for Market Condition Achieved (a)	(9)	117.67
Vested	(39)	117.67
Forfeited	(28)	102.69
Outstanding at June 30, 2024	156	$125.63
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

Volatility	27.2%
Risk-free interest rate	4.33%

Revenue Performance Share Unit Grants
The following is a summary of our Revenue performance share unit grants for the six months ended June 30, 2024:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2024	66	$94.19
Granted	26	127.94
Forfeited	(14)	96.31
Outstanding at June 30, 2024	78	$62.69

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

Note 16. Capital Stock
For the three and six months ended June 30, 2024, the Company repurchased less than 0.1 million shares of common stock for approximately $3 million and approximately 0.1 million shares of common stock for $18 million, respectively. For the three and six months ended June 30, 2023, the Company repurchased less than 0.1 million shares of common stock for approximately $1 million and approximately 0.1 million shares of common stock for $9 million, respectively. Repurchases include share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under the program for the three and six months ended June 30, 2024 and June 30, 2023. There are up to $182 million in shares that may still be purchased under this plan as of June 30, 2024.
Aside from the aforementioned repurchase program, we repurchased less than 0.1 million shares and approximately 0.1 million shares for approximately $3 million and $18 million for the three and six months ended June 30, 2024, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. Likewise, we repurchased less than 0.1 million shares and approximately 0.1 million shares for $1 million and $9 million for the three and six months ended June 30, 2023, respectively.
Note 17. Accumulated Other Comprehensive Loss
The following table provides the components of AOCL for the six months ended June 30, 2024:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2024	$(196)	$(72)	$(1)	$(269)
Foreign currency translation adjustment	(65)	—	—	(65)
Tax on foreign currency translation adjustment	(10)	—	—	(10)
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Foreign currency translation adjustment for post-retirement benefit plans	—	2	—	2
Unrealized loss on derivative hedge agreements	—	—	(3)	(3)
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at March 31, 2024	$(271)	$(71)	$(3)	$(345)
Foreign currency translation adjustment	6	—	—	6
Tax on foreign currency translation adjustment	(5)	—	—	(5)
Income tax impact on amortization of post-retirement benefit plan items	—	—	—	—
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(1)	(1)
Balance at June 30, 2024	$(270)	$(71)	$(4)	$(345)

The following table provides the components of AOCL for the six months ended June 30, 2023:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2023	$(180)	$(41)	$(5)	$(226)
Foreign currency translation adjustment	22	—	—	22
Tax on foreign currency translation adjustment	5	—	—	5
Amortization of actuarial gain on post-retirement benefit plans into other non-operating income, net	—	(1)	—	(1)
Income tax impact on amortization of post-retirement benefit plan items	—	1	—	1
Unrealized gain on derivative hedge agreements	—	—	4	4
Income tax benefit on unrealized gain on derivative hedge agreements	—	—	(1)	(1)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	3	3
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	2	2
Balance at March 31, 2023	$(153)	$(41)	$3	$(191)
Foreign currency translation adjustment	(38)	—	—	(38)
Tax on foreign currency translation adjustment	9	—	—	9
Amortization of prior service cost and net actuarial gain on post-retirement benefit plans into other non-operating income, net	—	(1)	—	(1)
Foreign currency translation adjustment for post-retirement benefit plans	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(3)	(3)
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(1)	(1)
Balance at June 30, 2023	$(182)	$(43)	$(1)	$(226)

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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $6 million and $18 million as of June 30, 2024 and December 31, 2023, respectively, for these general legal matters.

Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of June 30, 2024 and December 31, 2023, the amount of surety bonds, bank guarantees, insurance letters of credit, stand-by letters of credit as well as revenue and customs guarantees was $733 million and $729 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million as of June 30, 2024 and December 31, 2023 for environmental matters.
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
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defects and specific non-performance. The table below provides changes in the combined current and non-current product warranty accruals over each period:

(in millions)	2024	2023
Warranty accrual – January 1	$63	$54
Net charges for product warranties in the period	17	13
Net Evoqua additions from acquisition	—	10
Settlement of warranty claims	(18)	(13)
Warranty accrual – June 30	$62	$64

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

The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies" section of Note 1 in the 2023 Annual Report. The following table contains financial information for each reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Revenue:
Water Infrastructure	$631	$519	$1,205	$929
Applied Water	456	478	892	931
Measurement and Control Solutions	482	384	944	762
Water Solutions and Services	600	341	1,161	548
Total	$2,169	$1,722	$4,202	$3,170
Operating Income (Loss):
Water Infrastructure	$78	$70	$138	$116
Applied Water	71	84	132	167
Measurement and Control Solutions	79	29	149	55
Water Solutions and Services	47	26	97	44
Corporate and other	(22)	(90)	(54)	(132)
Total operating income	$253	$119	$462	$250
Interest expense	$11	$12	$25	$21
Other non-operating income, net	4	7	10	11
Gain/(Loss) on sale of business	1	—	(4)	—
Income before taxes	$247	$114	$443	$240
Depreciation and Amortization:
Water Infrastructure	$37	$18	$68	$27
Applied Water	7	7	14	13
Measurement and Control Solutions	32	31	65	61
Water Solutions and Services	66	34	126	47
Corporate and other	3	2	6	4
Total	$145	$92	$279	$152
Capital Expenditures:
Water Infrastructure	$9	$7	$17	$15
Applied Water	3	7	8	15
Measurement and Control Solutions	19	13	37	30
Water Solutions and Services	33	18	66	25
Regional selling locations (a)	5	5	11	11
Corporate and other	4	3	8	7
Total	$73	$53	$147	$103
(a)Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Summary
Xylem reported revenue for the second quarter of 2024 of $2,169 million, an increase of 26.0% compared to $1,722 million reported in the second quarter of 2023. The revenue increase consisted primarily of organic growth of 9.2% on continued strong execution and demand across most of our reportable segments, as well as revenue contributed by acquisitions and divestitures, net, of $302 million.
Additional financial highlights for the quarter ended June 30, 2024 include the following:
•Orders of $2,087 million, up 12.4% from $1,856 million in the prior year period, and down 1.2% on an organic basis.
•Earnings per share of $0.80, up 77.8% compared to prior year ($1.09, up 11.2% versus prior year, on an adjusted basis).
•Net income as a percent of revenue of 8.9%, up 360 basis points compared to 5.3% in the prior year. Adjusted EBITDA margin of 20.8%, up 170 basis points when compared to 19.1% in the prior year.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions, except for per share data)	2024		2023		2024		2023
Net income & Earnings per share	$194	$0.80	$92	$0.45	$347	$1.43	$191	$0.98
Restructuring and realignment	29	0.12	37	0.18	44	0.18	48	0.25
Acquired intangible amortization	57	0.23	36	0.17	111	0.45	54	0.28
Special charges (a)	13	0.04	67	0.33	29	0.11	92	0.47
Tax-related special items	(6)	(0.02)	—	—	(8)	(0.03)	—	—
(Gain) loss from sale of business	(1)	—	—	—	4	0.02	—	—
Tax effects of adjustments (b)	(20)	(0.08)	(30)	(0.15)	(42)	(0.17)	(39)	(0.20)
Adjusted net income & Adjusted earnings per share	$266	$1.09	$202	$0.98	$485	$1.99	$346	$1.78

(a) The special charges for the three and six months ended June 30, 2024 and 2023 consist primarily of acquisition and integration costs related to the Evoqua transaction.
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
•“special charges" defined as non-recurring costs incurred by the Company, such as those related to acquisitions and integrations, divestitures and non-cash impairment charges.
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

	Six Months Ended
	June 30,
(in millions)	2024	2023
Net cash provided by operating activities	$377	$9
Capital expenditures	(147)	(103)
Cash paid in excess of tax provision for R&D law change adoption	—	33
Free cash flow	$230	$(61)
Net cash used in investing activities	$(128)	$(489)
Net cash provided (used) by financing activities	$(419)	$235

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2024	2023	Change		2024	2023	Change
Revenue	$2,169	$1,722	26.0%		$4,202	$3,170	32.6%
Gross profit	819	651	25.8%		1,571	1,197	31.2%
Gross margin	37.8%	37.8%	—	bp	37.4%	37.8%	(40)	bp
Total operating expenses	566	532	6.4%		1,109	947	17.1%
Expense to revenue ratio	26.1%	30.9%	(480)	bp	26.4%	29.9%	(350)	bp
Restructuring and realignment costs	29	37	(21.6)%		44	48	(8.3)%
Acquired intangible asset amortization	57	36	58.3%		111	54	105.6%
Special charges	13	67	(80.6)%		29	92	(68.5)%
Adjusted operating expenses	467	392	19.1%		925	753	22.8%
Adjusted operating expenses to revenue ratio	21.5%	22.8%	(130)	bp	22.0%	23.8%	(180)	bp
Operating income	253	119	112.6%		462	250	84.8%
Operating margin	11.7%	6.9%	480	bp	11.0%	7.9%	310	bp
Interest and other non-operating expense, net	7	5	40.0%		15	10	50.0%
Gain/(Loss) on sale of businesses	1	—	NM		(4)	—	NM
Income tax expense	53	22	140.9%		96	49	95.9%
Tax rate	21.4%	19.1%	230	bp	21.6%	20.5%	110	bp
Net income	$194	$92	110.9%		$347	$191	81.7%
NM - Not meaningful change
Revenue
Revenue generated during the three and six months ended June 30, 2024 was $2,169 million and $4,202 million, respectively, reflecting an increase of $447 million, or 26.0%, and $1,032 million, or 32.6%, respectively, compared to the prior year. On a constant currency basis, revenue grew 26.7% and 32.9% for the three and six months ended June 30, 2024. Revenue growth contributed by acquisitions and divestitures, net, was $302 million and $782 million for the three and six months ended June 30, 2024 and organic revenue increased $158 million, or 9.2%, and $261 million, or 8.2%, for the three and six months ended June 30, 2024, with foreign currency translation having unfavorable impacts on revenue of $13 million and $11 million, respectively. The increases reflect strong organic growth across all of our major geographic regions, led by the U.S. for the three and six months ended June 30, 2024.

The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three and six months ended June 30, 2024:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2023 Revenue	$519		$478		$384		$341		$1,722
Organic Growth	34	6.6%	(18)	(3.8)%	100	26.0%	42	12.3%	158	9.2%
Acquisitions/(Divestitures)	84	16.1%	—	—%	—	—%	218	63.9%	302	17.5%
Constant Currency	118	22.7%	(18)	(3.8)%	100	26.0%	260	76.2%	460	26.7%
Foreign currency translation (a)	(6)	(1.1)%	(4)	(0.8)%	(2)	(0.5)%	(1)	(0.4)%	(13)	(0.7)%
Total change in revenue	112	21.6%	(22)	(4.6)%	98	25.5%	259	76.0%	447	26.0%
2024 Revenue	$631		$456		$482		$600		$2,169
(a)Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, British Pound, Chinese Yuan and the Chilean Peso.

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2023 Revenue	$929		$931		$762		$548		$3,170
Organic Growth	60	6.4%	(36)	(3.9)%	183	24.0%	54	9.8%	261	8.2%
Acquisitions/(Divestitures)	221	23.8%	—	—%	—	—%	561	102.4%	782	24.7%
Constant Currency	281	30.2%	(36)	(3.9)%	183	24.0%	615	112.2%	1,043	32.9%
Foreign currency translation (a)	(5)	(0.5)%	(3)	(0.3)%	(1)	(0.1)%	(2)	(0.3)%	(11)	(0.3)%
Total change in revenue	276	29.7%	(39)	(4.2)%	182	23.9%	613	111.9%	1,032	32.6%
2024 Revenue	$1,205		$892		$944		$1,161		$4,202
(a)Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Chinese Yuan, Chilean Peso, Australian Dollar and the Egyptian pound, offset by the strengthening in the British Pound.

Water Infrastructure
Water Infrastructure revenue increased $112 million, or 21.6%, for the second quarter of 2024 (22.7% increase on a constant currency basis) as compared to the prior year. Revenue growth for the quarter contributed by acquisitions was $84 million, with the remainder of the increase coming from organic revenue growth of $34 million, or 6.6%, and $6 million of unfavorable impacts from foreign currency translation. The transport application experienced $24 million of organic revenue growth, driven by strength across all of our major geographic regions, led by western Europe and the emerging markets due to increased revenue from capital projects and in the U.S. due to increased sales volume and execution on infrastructure projects. Organic revenue for the treatment applications grew by $10 million, led by increased volume in the U.S.
For the six months ended June 30, 2024, revenue increased $276 million, or 29.7% (30.2% increase on a constant currency basis) as compared to the prior year. Revenue growth contributed by acquisitions was $221 million, with the remainder of the increase coming from organic revenue growth of $60 million, or 6.4%, and $5 million of unfavorable impacts from foreign currency translation.The transport application experienced $38 million of organic revenue growth, driven by strength in all of our major geographic regions, led by backlog execution and timing of projects in western Europe and the emerging markets and increased volumes and execution on infrastructure projects in the U.S. Organic revenue for the treatment applications grew by $22 million, led by increased sales volume in the U.S. and increased revenue from capital projects in the emerging markets.
Applied Water
Applied Water revenue decreased $22 million, or 4.6%, for the second quarter of 2024 (3.8% decrease on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $4 million of foreign currency translation, with the change at constant currency coming entirely from an organic decline of $18 million. The decline was driven by the industrial applications as a result of softness in the U.S. and western Europe. Organic revenue was flat within the building solutions applications, due to modest growth in the emerging markets offset by declines in the U.S.
For the six months ended June 30, 2024, revenue decreased $39 million, or 4.2% (3.9% decrease on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $3 million of foreign currency translation during the six month period, with the change at constant currency coming primarily from organic declines of $36 million. Organic weakness was driven by declines in both the industrial and building solutions applications. Industrial organic revenue decreased by $23 million due to softness in the U.S. and western Europe. Within building solutions, organic revenue declined $13 million as a result of softness in the U.S. and western Europe.
Measurement and Control Solutions
Measurement and Control Solutions revenue increased $98 million, or 25.5%, for the second quarter of 2024 (26.0% increase on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $2 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $100 million, or 26.0%. Organic revenue growth during the quarter was driven by $99 million in the smart metering and other applications, primarily in the U.S. driven by increased sales volume due to supply chain improvements, as well as $1 million in organic growth from analytics.
For the six months ended June 30, 2024, revenue increased $182 million, or 23.9% (24.0% increase on a constant currency basis) as compared to the prior year. Revenue was negatively impacted by $1 million of foreign currency translation, with the change at constant currency coming entirely from an organic increase of $183 million (24.0% increase). Organic revenue growth during the quarter was driven by $184 million in the smart metering and other applications, primarily in the U.S. driven by increased sales volume and backlog execution due to supply chain improvements. This growth was partially offset by a $1 million organic decline in analytics.
Water Solutions and Services
Water Solutions and Services revenue increased $259 million, or 76.0%, for the second quarter of 2024 (76.2% increase on a constant currency basis) as compared to the prior year. Revenue growth for the quarter contributed by acquisitions was $218 million, with the remainder of the increase coming from organic revenue growth of $42 million, or 12.3%, and $1 million of unfavorable impacts from foreign currency translation. Organic revenue growth was primarily driven by strength in the dewatering application across all major geographic markets, led by the U.S. due to increased sales volume and favorable price realization and the emerging markets due to increased capital project revenue, as well as organic growth in the integrated solutions and services ("ISS") applications in the U.S.

For the six months ended June 30, 2024, revenue increased $613 million, or 111.9% (112.2% increase on a constant currency basis) as compared to the prior year. Revenue growth contributed by acquisitions was $561 million, with the remainder of the increase coming from organic revenue growth of $54 million, or 9.8%, and $2 million of unfavorable impacts from foreign currency translation. Organic revenue growth was primarily from strength in the dewatering application across all major geographic markets, led by the U.S. due to increased sales volume and favorable price realization, and the emerging markets due to increased capital project revenue, as well as organic growth in the ISS applications in the U.S.
Orders / Backlog
Orders
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business. Orders received during the second quarter of 2024 were $2,087 million, an increase of $231 million, or 12.4%, over the prior year (13.0% increase on a constant currency basis). Orders received during the six months ended of 2024 were $4,333 million, an increase of $907 million, or 26.5%, over the prior year (26.8% increase on a constant currency basis). Orders contributed by acquisitions were $265 million and $886 million in the three and six months ended ended June 30, 2024. Order intake was negatively impacted by $11 million and $10 million of foreign currency translation for the three and six months ended June 30, 2024, respectively with organic orders being a decline of $23 million (1.2%) and growth of $31 million (0.9%) for the three and six months ended June 30, 2024, respectively.
The following table illustrates the impact from organic decline/growth, recent acquisitions and divestitures, and foreign currency translation in relation to orders during the three and six months ended June 30, 2024:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2023 Orders	$563		$445		$470		$378		$1,856
Organic Impact	43	7.6%	23	5.2%	(85)	(18.1)%	(4)	(1.1)%	(23)	(1.2)%
Acquisitions/(Divestitures)	89	15.8%	—	—%	—	—%	176	46.6%	265	14.2%
Constant Currency	132	23.4%	23	5.2%	(85)	(18.1)%	172	45.5%	242	13.0%
Foreign currency translation (a)	(5)	(0.8)%	(3)	(0.7)%	(1)	(0.2)%	(2)	(0.5)%	(11)	(0.6)%
Total change in orders	127	22.6%	20	4.5%	(86)	(18.3)%	170	45.0%	231	12.4%
2024 Orders	$690		$465		$384		$548		$2,087
(a)Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, British Pound, Chinese Yuan and the Chilean Peso.

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2023 Orders	$1,024		$928		$885		$589		$3,426
Organic Impact	72	7.1%	20	2.2%	(71)	(8.0)%	10	1.7%	31	0.9%
Acquisitions/(Divestitures)	243	23.7%	—	—%	—	—%	643	109.2%	886	25.9%
Constant Currency	315	30.8%	20	2.2%	(71)	(8.0)%	653	110.9%	917	26.8%
Foreign currency translation (a)	(3)	(0.3)%	(3)	(0.4)%	(1)	(0.1)%	(3)	(0.5)%	(10)	(0.3)%
Total change in orders	312	30.5%	17	1.8%	(72)	(8.1)%	650	110.4%	907	26.5%
2024 Orders	$1,336		$945		$813		$1,239		$4,333
(a)Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Chinese Yuan, Chilean Peso, Australian Dollar and the Egyptian pound, offset by the strengthening in the British Pound.

Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, capital projects require longer lead production cycles and deployment schedules and delays occur from time to time. Total backlog was $5,156 million at June 30, 2024, a decrease of $115 million or 2.2%, as compared to June 30, 2023 backlog of $5,271 million. The decrease in backlog was driven by backlog execution in the Measurement and Control Solutions segment. Backlog increased $68 million or 1.3%, as compared to December 31, 2023 backlog of $5,088 million. The increase in backlog was driven by the order intake and contract wins in the current period outpacing revenue and cancellations. We anticipate that approximately 40% of the backlog at June 30, 2024 will be recognized as revenue in the remainder of 2024. There were no significant order cancellations during the quarter.
Gross Margin
Gross margin as a percentage of revenue remained flat at 37.8% for the three months ended June 30, 2024 and decreased 40 basis points to 37.4% for the six months ended June 30, 2024, as compared to 37.8% for the comparative 2023 period. Gross margin for the quarter included unfavorable impacts of 10 basis points from increases in special charges and acquired intangible asset amortization as compared to the prior year. Additionally, gross margin included 320 basis points of favorable operational impacts, driven by 170 basis points of favorable operational impacts, 90 basis points of price realization, and 50 basis points of increased volume. These increased in gross margin were offset by 310 basis points of unfavorable operational impacts driven by 120 basis points of inflation, 60 basis points of unfavorable mix, 30 basis points of inventory management costs, and 20 basis points of increased spending on strategic investments. The gross margin decrease for the six-month period included 50 basis points from increases in special charges and acquired intangible asset amortization as compared to the prior year. Additionally, gross margin decline included 290 basis points of unfavorable operational impacts, driven by 120 basis points of inflation and 100 basis points of unfavorable impacts from the Evoqua acquisition. The gross margin decrease was partially offset by 300 basis points of favorable operational impacts driven by 170 basis points of productivity savings, 80 basis points of favorable price realization, and 30 basis points of increased volume.

Operating Expenses
The following table presents operating expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2024	2023	Change		2024	2023	Change
Selling, general and administrative expenses	$485	$446	8.7%		$959	$800	19.9%
SG&A as a % of revenue	22.4%	25.9%	(350)	bp	22.8%	25.2%	(240)	bp
Research and development expenses	58	58	—%		117	111	5.4%
R&D as a % of revenue	2.7%	3.4%	(70)	bp	2.8%	3.5%	(70)	bp
Restructuring and asset impairment charges	23	28	(17.9)%		33	36	(8.3)%
Operating expenses	$566	$532	6.4%		$1,109	$947	17.1%
Expense to revenue ratio	26.1%	30.9%	(480)	bp	26.4%	29.9%	(350)	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses increased by $39 million to $485 million, or 22.4% of revenue, in the second quarter of 2024, as compared to $446 million, or 25.9% of revenue, in the comparable 2023 period and increased $159 million to $959 million, or 22.8% of revenue, in the six-month period ended June 30, 2024, as compared to $800 million, or 25.2% of revenue, in the comparable 2023 period. Increases in SG&A in the second quarter of 2024 as compared to the prior year primarily consisted of $57 million of additional operational SG&A from the acquisition of Evoqua, inflation of $12 million, increased spending on strategic investments of $11 million, and $9 million of volume. These increases to SG&A expenses were partially offset by decreased realignment costs and special charges of $42 million and $14 million of productivity savings. Increases in SG&A in the six-month period ended June 30, 2024 as compared to the prior year primarily consisted of $148 million of additional operational SG&A from the acquisition of Evoqua, inflation of $23 million, increased spending on strategic investments of $18 million and $10 million of volume. These increases to SG&A expenses were partially offset by decreased realignment costs and special charges of $50 million and $25 million of productivity savings
Research and Development ("R&D") Expenses
R&D expense was $58 million, or 2.7% of revenue, in the second quarter of 2024, as compared to $58 million, or 3.4% of revenue in the second quarter of 2023, and was $117 million, or 2.8% of revenue, in the six months ended June 30, 2024, as compared to $111 million, or 3.5% of revenue in the six months ended June 30, 2023. The R&D spend has remained fairly consistent year over year.
Restructuring and Asset Impairment Charges
Restructuring
During the three and six months ended June 30, 2024, we incurred restructuring charges of $23 million and $32 million, respectively. For the three and six months ended June 30, 2024, the charges incurred primarily related to strengthening our competitive positioning and the integration of Evoqua.
Actions commenced in 2024 and 2023 consist primarily of severance charges. We currently expect to incur between $40 and $50 million in restructuring costs for the full year.
Refer to Note 5, "Restructuring and Asset Impairment Charges."
The following is a roll-forward for the six months ended June 30, 2024 and 2023 of employee position eliminations associated with restructuring activities:

	2024	2023
Planned reductions - January 1	113	102
Additional planned reductions	62	106
Actual reductions and reversals	(69)	(132)
Planned reductions - June 30	106	76
Asset Impairment
Refer to Note 9, "Goodwill and Other Intangible Assets."

Operating Income, Net Income, and Adjusted EBITDA
Operating income was $253 million (operating margin of 11.7%) during the second quarter of 2024, an increase of $134 million, or 112.6%, when compared to operating income of $119 million (operating margin of 6.9%) during the prior year. Operating margin increased 480 basis points, which included net favorable impacts of 360 basis points from decreases in special charges and restructuring and realignment costs, partially offset by increases in acquired intangible asset amortization compared to the prior year. Additionally, operating margin expansion included 530 basis points of favorable operational impacts driven by 240 basis points of productivity savings, 150 basis points of increased volumes, and 120 basis points of price realization. These favorable impacts were partially offset by 420 basis points of unfavorable operational impacts, driven by 180 basis points of inflation, 70 basis points of increased spending on strategic investments, 60 basis points of unfavorable mix and 50 basis points of increased employee costs. Excluding acquired intangible asset amortization, restructuring and realignment costs, and special charges, adjusted operating income was $352 million (adjusted operating margin of 16.2%) for the second quarter of 2024 as compared to adjusted operating income of $259 million (adjusted operating margin of 15.0%) during the comparable quarter in the prior year.
Net income for the second quarter was $194 million (net income margin of 8.9%), an increase of $102 million as compared to Net income in the prior year of $92 million (net income margin of 5.3%). The increase in net income was driven by increased operating income of $134 million, decreased non-operating income and gains from sale of businesses of $2 million, decreased interest expense of $1 million and increased income tax expense of $31 million. Adjusted EBITDA was $452 million (adjusted EBITDA margin of 20.8%) during the second quarter of 2024, an increase of $123 million, or 37%, when compared to adjusted EBITDA of $329 million (adjusted EBITDA margin of 19.1%) during the comparable quarter in the prior year, an increase to adjusted EBITDA margin of 170 basis points. Adjusted EBITDA margin was impacted by the same offsetting factors impacting the adjusted operating margin; however, adjusted EBITDA margin also benefited from the exclusion of incremental depreciation and amortization.
Operating income was $462 million (operating margin of 11.0%) during the six months ended June 30, 2024, an increase of $212 million, or 84.8%, when compared to operating income of $250 million (operating margin of 7.9%) during the prior year. Operating margin increased 310 basis points, which included net favorable impacts of 170 basis points from decreases in special charges and restructuring and realignment costs, partially offset by increases in acquired intangible asset amortization compared to the prior year. Additionally, operating margin expansion included 520 basis points of favorable operational impacts driven by 250 basis points of productivity savings, 130 basis points of increased volumes and 110 basis points of price realization. These favorable impacts were partially offset by 380 basis points of unfavorable operational impacts, driven by a 180 basis points of inflation, 80 basis points of increased spending on strategic investments and 40 basis points of increased inventory management costs. Excluding acquired intangible asset amortization, restructuring and realignment costs, and special charges, adjusted operating income was $646 million (adjusted operating margin of 15.4%) for the six months ended June 30, 2024 as compared to adjusted operating income of $444 million (adjusted operating margin of 14.0%) during the comparable period in the prior year.
Net income for the six months ended June 30, 2024 was $347 million (net income margin of 8.3%), an increase of $156 million as compared to Net income in the prior year of $191 million (net income margin of 6.0%). The increase in net income was driven by increased operating income of $212 million, decreased non-operating income of $1 million, increased loss from sale of businesses of $4 million, increased interest expense of $4 million and increased income tax expense of $47 million. Adjusted EBITDA was $843 million (adjusted EBITDA margin of 20.1%) during the six months ended June 30, 2024, an increase of $278 million, or 49%, when compared to adjusted EBITDA of $565 million (adjusted EBITDA margin of 17.8%) during the comparable quarter in the prior year, an increase to adjusted EBITDA margin of 230 basis points. Adjusted EBITDA margin was impacted by the same offsetting factors impacting the adjusted operating margin; however, adjusted EBITDA margin also benefited from the exclusion of incremental depreciation and amortization.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2024	2023	Change		2024	2023	Change
Water Infrastructure
Operating income	$78	$70	11.4%		$138	$116	19.0%
Operating margin	12.4%	13.5%	(110)	bp	11.5%	12.5%	(100)	bp
Restructuring and realignment costs	2	2	—%		9	5	80.0%
Purchase accounting intangible amortization	17	8	112.5%		36	9	300.0%
Special charges	4	12	(66.7)		6	12	(50.0)%
Adjusted operating income	$101	$92	9.8%		$189	$142	33.1%
Adjusted operating margin	16.0%	17.7%	(170)	bp	15.7%	15.3%	40	bp
Applied Water
Operating income	$71	$84	(15.5)%		$132	$167	(21.0)%
Operating margin	15.6%	17.6%	(200)	bp	14.8%	17.9%	(310)	bp
Restructuring and realignment costs	2	2	—%		4	5	(20.0)%
Adjusted operating income	$73	$86	(15.1)%		$136	$172	(20.9)%
Adjusted operating margin	16.0%	18.0%	(200)	bp	15.2%	18.5%	(330)	bp
Measurement and Control Solutions
Operating income	$79	$29	172.4%		$149	$55	170.9%
Operating margin	16.4%	7.6%	880	bp	15.8%	7.2%	860	bp
Restructuring and realignment costs	2	3	(33.3)%		4	8	(50.0)%
Purchase accounting intangible amortization	14	15	(6.7)%		28	29	(3.4)%
Special charges	1	—	NM	%	1	2	(50.0)%
Adjusted operating income	$96	$47	104.3%		$182	$94	93.6%
Adjusted operating margin	19.9%	12.2%	770	bp	19.3%	12.3%	700	bp
Water Solutions and Services
Operating income	$47	$26	80.8%		$97	$44	120.5%
Operating margin	7.8%	7.6%	20	bp	8.4%	8.0%	40	bp
Restructuring and realignment costs	23	8	187.5%		26	8	225.0%
Purchase accounting intangible amortization	26	13	100.0%		47	16	193.8%
Special charges	3	7	(57.1)%		12	7	71.4%
Adjusted operating income	$99	$54	83.3%		$182	$75	142.7%
Adjusted operating margin	16.5%	15.8%	70	bp	15.7%	13.7%	200	bp
Corporate and other
Operating loss	$(22)	$(90)	(75.6)%		$(54)	$(132)	(59.1)%
Restructuring and realignment costs	—	22	NM		1	22	(95.5)%
Special charges	5	48	(89.6)%		10	71	(85.9)%
Adjusted operating loss	$(17)	$(20)	(15.0)%		$(43)	$(39)	10.3%
Total Xylem
Operating income	$253	$119	112.6%		$462	$250	84.8%
Operating margin	11.7%	6.9%	480	bp	11.0%	7.9%	310	bp
Restructuring and realignment costs	29	37	(21.6)%		44	48	(8.3)%
Purchase accounting intangible amortization	57	36	58.3%		111	54	105.6%
Special charges	13	67	(80.6)%		29	92	(68.5)%
Adjusted operating income	$352	$259	35.9%		$646	$444	45.5%
Adjusted operating margin	16.2%	15.0%	120	bp	15.4%	14.0%	140	bp
NM - Not meaningful percentage change

The table below provides a reconciliation of net income to consolidated EBITDA and adjusted EBITDA:

	Three Months Ended				Six Months Ended
(in millions)	June 30				June 30
	2024	2023	Change		2024	2023	Change
Net Income	$194	$92	111%		$347	$191	82%
Net Income margin	8.9%	5.3%	360	bp	8.3%	6.0%	230	bp
Depreciation	62	41	51%		123	69	78%
Amortization	83	51	63%		156	83	88%
Interest expense, net	6	5	20%		13	7	86%
Income tax expense	53	22	141%		96	49	96%
EBITDA	$398	$211	89%		$735	$399	84%
Share-based compensation	13	15	(13)%		31	27	15%
Restructuring & realignment	29	36	(19)%		44	47	(6)%
Special charges	13	67	(81)%		29	92	(68)%
(Gain)/Loss on sale of businesses	(1)	—	NM		4	—	NM
Adjusted EBITDA	$452	$329	37%		$843	$565	49%
Adjusted EBITDA margin	20.8%	19.1%	170	bp	20.1%	17.8%	230	bp

The tables below provide a reconciliation of each segment's operating income (loss) to EBITDA and adjusted EBITDA:

	Three Months Ended
	June 30, 2024
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$78	$71	$79	$47
Operating margin	12.4%	15.6%	16.4%	7.8%
Gain on sale of businesses	—	—	—	1
Depreciation	10	7	7	38
Amortization	27	—	25	28
Other non-operating income (expense), excluding interest	—	(1)	(2)	1
EBITDA	$115	$77	$109	$115
Share-based compensation	4	1	1	3
Restructuring & realignment	2	2	2	23
Special charges	4	—	1	3
Gain on sale of businesses	—	—	—	(1)
Adjusted EBITDA	$125	$80	$113	$143
Adjusted EBITDA margin	19.8%	17.5%	23.4%	23.8%

	Three Months Ended
	June 30, 2023
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$70	$84	$29	$26
Operating margin	13.5%	17.6%	7.6%	7.6%
Depreciation	8	6	7	19
Amortization	10	1	24	15
Other non-operating income (expense), excluding interest	1	—	(1)	—
EBITDA	$89	$91	$59	$60
Share-based compensation	3	—	2	4
Restructuring & realignment	2	2	2	8
Special Charges	12	—	—	7
Adjusted EBITDA	$106	$93	$63	$79
Adjusted EBITDA margin	20.4%	19.5%	16.4%	23.2%

	Three Months Ended
	2024 versus 2023
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions and Services
Operating Income (Loss)	$8	$(13)	$50	$21
Operating margin	(110) bps	(200) bps	880 bps	20 bps
Gain on sale of businesses	—	—	—	1
Depreciation	2	1	—	19
Amortization	17	(1)	1	13
Other non-operating income (expense), excluding interest	(1)	(1)	(1)	1
EBITDA	$26	$(14)	$50	$55
Share-based compensation	1	1	(1)	(1)
Restructuring & realignment	—	—	—	15
Special charges	(8)	—	1	(4)
Gain on sale of businesses	—	—	—	(1)
Adjusted EBITDA	$19	$(13)	$50	$64
Adjusted EBITDA margin	(60) bps	(200) bps	700 bps	60 bps

	Six Months Ended
	June 30, 2024
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$138	$132	$149	$97
Operating margin	11.5%	14.8%	15.8%	8.4%
(Loss) on sale of businesses	—	—	—	(4)
Depreciation	20	13	13	76
Amortization	48	1	52	50
Other non-operating income (expense), excluding interest	(1)	(1)	(3)	1
EBITDA	$205	$145	$211	$220
Share-based compensation	7	3	2	6
Restructuring & realignment	9	4	4	26
Special charges	6	—	1	12
Loss on sale of businesses	—	—	—	4
Adjusted EBITDA	$227	$152	$218	$268
Adjusted EBITDA margin	18.8%	17.0%	23.1%	23.1%

	Six Months Ended
	June 30, 2023
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$116	$167	$55	$44
Operating margin	12.5%	17.9%	7.2%	8.0%
Gain from sale of business	—	—	—	—
Depreciation	15	11	13	29
Amortization	12	2	48	18
Other non-operating income (expense), excluding interest	1	(1)	(1)	—
EBITDA	$144	$179	$115	$91
Share-based compensation	5	1	4	5
Restructuring & realignment	5	5	7	8
Special Charges	12	—	2	7
Gain from sale of business	—	—	—	—
Adjusted EBITDA	$166	$185	$128	$111
Adjusted EBITDA margin	17.9%	19.9%	16.8%	20.3%

	Six Months Ended
	2024 versus 2023
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions and Services
Operating Income (Loss)	$22	$(35)	$94	$53
Operating margin	(100) bps	(310) bps	860 bps	40 bps
(Loss) on sale of businesses	—	—	—	(4)
Depreciation	5	2	—	47
Amortization	36	(1)	4	32
Other non-operating income (expense), excluding interest	(2)	—	(2)	1
EBITDA	$61	$(34)	$96	$129
Share-based compensation	2	2	(2)	1
Restructuring & realignment	4	(1)	(3)	18
Special charges	(6)	—	(1)	5
Loss on sale of businesses	—	—	—	4
Adjusted EBITDA	$61	$(33)	$90	$157
Adjusted EBITDA margin	90 bps	(290) bps	630 bps	280 bps

Water Infrastructure
Operating income for our Water Infrastructure segment was $78 million (operating margin of 12.4%) during the second quarter of 2024, an increase of $8 million, or 11.4%, when compared to operating income of $70 million (operating margin of 13.5%) during the prior year, or a total decrease in operating margin of 110 basis points. Operating margin declines included favorable impacts of 60 basis points from only a slight net increase in acquired intangible asset amortization, offset by special charges as compared to the prior year on increased revenue. Additionally, operating margin declines included 530 basis points of unfavorable operational impacts, driven by 160 basis points of inflation, 90 basis points of increased employee related costs, 90 basis points of decreased operating margin related to the Evoqua acquisition, 40 basis points of increased spending on strategic investments, and 40 basis points of decreased volume. Margin declines were offset by 360 basis points from favorable operating impacts driven by 240 basis points of productivity savings and 60 basis points of price realization. Excluding amortization of acquired intangibles, restructuring and realignment cost and special charges, adjusted operating income was $101 million (adjusted operating margin of 16.0%) for the second quarter of 2024 as compared to adjusted operating income of $92 million (adjusted operating margin of 17.7%) for the second quarter of 2023.
Adjusted EBITDA was $125 million (adjusted EBITDA margin of 19.8%) for the second quarter of 2024, an increase of $19 million, or 17.9%, when compared to adjusted EBITDA of $106 million (adjusted EBITDA margin of 20.4%) during the prior year. Adjusted EBITDA margin was impacted by the same offsetting factors impacting the adjusted operating margin; however, adjusted EBITDA margin was not negatively impacted by the relative impact of depreciation, and software amortization expense.

Operating income for our Water Infrastructure segment was $138 million (operating margin of 11.5%) during the six months ended June 30, 2024, an increase of $22 million, or 19.0%, when compared to operating income of $116 million (operating margin of 12.5%) during the prior year, or a total decrease in operating margin of 100 basis points. Operating margin declines included net unfavorable impacts of 140 basis points from increases in acquired intangible asset amortization and restructuring and realignment costs partially offset by decreases in special charges as compared to the prior year. Additionally, operating margin declines included 460 basis points of unfavorable operational impacts, driven by 170 basis points of inflation, 60 basis points of increased spending on strategic investments, and 60 basis points of decreased operating margin related to the Evoqua acquisition. Margin declines were offset by 500 basis points from favorable operating impacts consisting of 240 basis points of productivity savings, 120 basis points of favorable mix, 60 basis points of price realization, 50 basis points of favorable currency impacts and 30 basis points of increased volume. Excluding amortization of acquired intangibles, restructuring and realignment cost and special charges, adjusted operating income was $189 million (adjusted operating margin of 15.7%) for the six months ended June 30, 2024 as compared to adjusted operating income of $142 million (adjusted operating margin of 15.3%) for the six months ended June 30, 2023.
Adjusted EBITDA was $227 million (adjusted EBITDA margin of 18.8%) for the six months ended June 30, 2024, an increase of $61 million, or 37%, when compared to adjusted EBITDA of $166 million (adjusted EBITDA margin of 17.9%) during the prior year. Adjusted EBITDA margin was impacted by the same offsetting factors impacting the adjusted operating margin; however, adjusted EBITDA margin was not negatively impacted by the relative impact of depreciation, and software amortization expense.
Applied Water
Operating income for our Applied Water segment was $71 million (operating margin of 15.6%) during the second quarter of 2024, decrease of $13 million, or 15.5%, when compared to operating income of $84 million (operating margin of 17.6%) during the prior year, or a total decrease in operating margin of 200 basis points. Operating margin declines included 490 basis points from unfavorable operational impacts, driven by 200 basis points of inflation, 140 basis points of unfavorable mix, 60 basis points of inventory management costs, and 50 basis points of increased employee related costs. The decline in margin was partially offset by favorable operational impacts of 290 basis points driven by 250 basis points of productivity savings. Excluding restructuring and realignment costs, adjusted operating income was $73 million (adjusted operating margin of 16.0%) for the first quarter of 2024 as compared to adjusted operating income of $86 million (adjusted operating margin of 18.0%) for the second quarter of 2023.
Adjusted EBITDA was $80 million (adjusted EBITDA margin of 17.5%) for the second quarter of 2024, a decrease of $13 million, or 14%, when compared to adjusted EBITDA of $93 million (adjusted EBITDA margin of 19.5%) during the prior year. The decrease in adjusted EBITDA margin was primarily due to the same factors impacting the decrease in adjusted operating margin.
Operating income for our Applied Water segment was $132 million (operating margin of 14.8%) during the six months ended June 30, 2024, a decrease of $35 million, or 21.0%, when compared to operating income of $167 million (operating margin of 17.9%) during the prior year, or a total decrease in operating margin of 310 basis points. Operating margin declines included favorable impacts of 20 basis points from a decrease in restructuring and realignment costs as compared to the prior year. Additionally, operating margin declines included 630 basis points from unfavorable operational impacts, driven by 220 basis points of inflation, 200 basis points of unfavorable mix, 90 basis points of decreased volume and 50 basis points of inventory management costs. The decline in margin was partially offset by favorable operational impacts of 300 basis points of productivity savings. Excluding restructuring and realignment costs, adjusted operating income was $136 million (adjusted operating margin of 15.2%) for the six months ended June 30, 2024 as compared to adjusted operating income of $172 million (adjusted operating margin of 18.5%) for the six months ended June 30, 2023.
Adjusted EBITDA was $152 million (adjusted EBITDA margin of 17.0%) for the six months ended June 30, 2024, a decrease of $33 million, or 18%, when compared to adjusted EBITDA of $185 million (adjusted EBITDA margin of 19.9%) during the prior year. The decrease in adjusted EBITDA margin was primarily due to the same factors impacting the decrease in adjusted operating margin.

Measurement and Control Solutions
Operating income for our Measurement and Control Solutions segment was $79 million (operating margin of 16.4%) during the second quarter of 2024, an increase of $50 million, or 172.4%, when compared to operating income of $29 million (operating margin of 7.6%) during the prior year, or a total increase in operating margin of 880 basis points. Operating margin expansion included favorable impacts of 110 basis points from a net decrease in acquired intangible asset amortization, restructuring and realignment costs and special charges as compared to the prior year. Additionally, operating margin expansion included 1,040 basis points of favorable operational impacts, primarily consisting of 320 basis points of increased volume, 310 basis points of price realization, 300 basis points of productivity savings, and 100 basis points of favorable mix. Margin expansion was partially offset by negative operational impacts of 270 basis points driven by 170 basis points of inflation, 60 basis points of increased inventory management costs, and 40 basis points of increased spending on strategic investments. Excluding acquired intangible asset amortization, restructuring and realignment costs and special charges, adjusted operating income was $96 million (adjusted operating margin of 19.9%) for the second quarter of 2024 as compared to adjusted operating income of $47 million (adjusted operating margin of 12.2%) for the second quarter of 2023.
Adjusted EBITDA was $113 million (adjusted EBITDA margin of 23.4%) for the second quarter of 2024, an increase of $50 million, or 79%, when compared to adjusted EBITDA of $63 million (adjusted EBITDA margin of 16.4%) during the prior year. The increase in adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from the relative impact of share-based compensation expense and depreciation and software amortization.
Operating income for our Measurement and Control Solutions segment was $149 million (operating margin of 15.8%) during the six months ended June 30, 2024, an increase of $94 million, or 170.9%, when compared to operating income of $55 million (operating margin of 7.2%) during the prior year, or a total increase in operating margin of 860 basis points. Operating margin expansion included favorable impacts of 160 basis points from reduced restructuring and realignment costs, special charges, and acquired intangible asset amortization as compared to the prior year. Additionally, operating margin expansion included 1,060 basis points of favorable operational impacts, consisting of 340 basis points of productivity savings, 340 basis points of increased volume, 290 basis points of price realization, and 90 basis points of favorable mix. Margin expansion was partially offset by negative operational impacts of 360 basis points driven by 200 basis points of inflation, 70 basis points of increased inventory management costs, and 50 basis points of increased spending on strategic investments. Excluding acquired intangible asset amortization, restructuring and realignment costs and special charges, adjusted operating income was $182 million (adjusted operating margin of 19.3%) for the six months ended June 30, 2024 as compared to adjusted operating income of $94 million (adjusted operating margin of 12.3%) for the six months ended June 30, 2023.
Adjusted EBITDA was $218 million (adjusted EBITDA margin of 23.1%) for the six months ended June 30, 2024, an increase of $90 million, or 70%, when compared to adjusted EBITDA of $128 million (adjusted EBITDA margin of 16.8%) during the prior year. The increase in adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from the relative impact of share based compensation and depreciation and software amortization.
Water Solutions and Services
Operating income for our Water Solutions and Services segment was $47 million (operating margin of 7.8%) during the second quarter of 2024, an increase of $21 million, or 80.8%, when compared to operating income of $26 million (operating margin of 7.6%) during the prior year, or a total increase in operating margin of 20 basis points. Operating margin expansion included unfavorable impacts of 50 basis points from increased acquired intangible asset amortization and restructuring and realignment costs, partially offset by decreases in special charges as compared to the prior year. Additionally, operating margin expansion included 610 basis points of favorable operational impacts, consisting of 370 basis points of increased volume, 120 basis points of productivity savings and 120 basis points of price realization. Margin expansion was offset by negative operational impacts of 540 basis points driven by 190 basis points of unfavorable mix, 150 basis points of inflation, and 60 basis points of increased spending on strategic investments. Excluding acquired intangible asset amortization, restructuring and realignment costs, and special charges, adjusted operating income was $99 million (adjusted operating margin of 16.5%) for the second quarter of 2024 as compared to adjusted operating income of $54 million (adjusted operating margin of 15.8%) for the second quarter of 2023.

Adjusted EBITDA was $143 million (adjusted EBITDA margin of 23.8%) for the second quarter of 2024, an increase of $64 million, or 81.0%, when compared to adjusted EBITDA of $79 million (adjusted EBITDA margin of 23.2%) during the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors as those impacting the increase in adjusted operating margin.
Operating income for our Water Solutions and Services segment was $97 million (operating margin of 8.4%) during the six months ended June 30, 2024, an increase of $53 million, or 120.5%, when compared to operating income of $44 million (operating margin of 8.0%) during the prior year, or a total increase in operating margin of 40 basis points. Operating margin expansion included unfavorable impacts of 160 basis points from increases in acquired intangible asset amortization, restructuring and realignment costs, and special charges as compared to the prior year. Additionally, operating margin expansion included 560 basis points of favorable operational impacts, consisting of 260 basis points of increased volume, 110 basis points of accretive margin from the Evoqua acquisition, 100 basis points of price realization, and 90 basis points of productivity savings. Margin expansion was offset by negative operational impacts of 350 basis points driven by 110 basis points of inflation, 90 basis points of increased spending on strategic investments, and 20 basis points of unfavorable mix. Excluding acquired intangible asset amortization, special charges, and restructuring and realignment costs, adjusted operating income was $182 million (adjusted operating margin of 15.7%) for the six months ended June 30, 2024 as compared to adjusted operating income of $75 million (adjusted operating margin of 13.7%) for the six months ended June 30, 2023.
Adjusted EBITDA was $268 million (adjusted EBITDA margin of 23.1%) for the six months ended June 30, 2024, an increase of $157 million, or 141%, when compared to adjusted EBITDA of $111 million (adjusted EBITDA margin of 20.3%) during the prior year. The increase in adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin was not negatively impacted by the relative impact of depreciation and software amortization expense.
Corporate and Other
Operating loss for corporate and other decreased $68 million, or 76%, during the second quarter of 2024 compared to the prior year period. The decrease in operating loss was primarily due to decreased special charges and decreased restructuring costs related to the acquisition and integration of Evoqua. Excluding special charges and restructuring and realignment costs, adjusted operating loss for corporate and other decreased $3 million, or 15.0%, for the three months ended June 30, 2024 primarily due to productivity savings.
Operating loss for corporate and other decreased $78 million, or 59%, during six months ended June 30, 2024 compared to the prior year period. The decrease in operating loss was primarily due to decreased special charges and decreased restructuring costs related to the acquisition and integration of Evoqua. Excluding special charges and restructuring and realignment costs, adjusted operating loss for corporate and other increased $4 million, or 10.3%, for the six months ended June 30, 2024 driven primarily by increased spending on strategic investments.
Interest Expense
Interest expense was $11 million for the three months ended June 30, 2024, compared to $12 million for the comparable prior year period. The decrease in interest expense was primarily driven by a reduction of interest on commercial paper and the repayment of the term loan entered into in May 2023 for use in funding the acquisition of Evoqua. The term loan was repaid on April 19, 2024. Partially offsetting these items was an increase in interest expense from the securitization and equipment financing facilities assumed as part of our acquisition of Evoqua.
For the six months ended June 30, 2024 interest expense was $25 million compared to $21 million for the six months ended June 30, 2023. The increase in interest expense was primarily driven by a term loan entered into in May 2023 for use in funding the acquisition of Evoqua and securitization and equipment financing facilities assumed as part of our acquisition of Evoqua. The term loan was repaid on April 19, 2024.
See Note 10, “Derivative Financial Instruments” and Note 12, "Credit Facilities and Debt," of our condensed consolidated financial statements for a description of our net investment hedges and credit facilities and long-term debt, respectively.
Income Tax Expense
The income tax provision for the three months ended June 30, 2024 was $53 million resulting in an effective tax rate of 21.4%, compared to $22 million of expense resulting in an effective tax rate of 19.1% for the same period in 2023. The income tax provision for the six months ended June 30, 2024 was $96 million resulting in an effective tax rate of 21.6%, compared to a $49 million expense resulting in an effective tax rate of 20.5% for the same period in 2023. The effective tax rate for the three and six month periods ended June 30, 2024 was higher than the effective tax rate for the same period in 2023, primarily due to earnings mix.

Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Six Months Ended
	June 30,
(in millions)	2024	2023	Change
Operating activities	$377	$9	$368
Investing activities	(128)	(489)	361
Financing activities	(419)	235	(654)
Foreign exchange (a)	(34)	9	(43)
Total	$(204)	$(236)	$32
(a)The impact is primarily due to weakening of the Euro.
Sources and Uses of Liquidity
Operating Activities
Cash generated by operating activities was $377 million for the six months ended June 30, 2024 as compared to cash generated by operating activities of $9 million in the comparable prior year period. The increase in cash provided was primarily driven by higher cash earnings, the investment in a distribution agreement of select technology and payments made for Evoqua's pre-closing transaction costs in 2023 that did not recur in 2024, timing of collections of accounts receivables and lower tax payments. Increased inventory levels and the build up of payable balances in 2023 related to Evoqua acquisition transaction costs compared to the payment of trade payables in 2024 partially offset these items.
Investing Activities
Cash used in investing activities was $128 million for the six months ended June 30, 2024 as compared to $489 million in the comparable prior year period. The decrease in cash used reflects payments related to the 2023 Evoqua acquisition, cash received from the termination of acquired interest rate swaps in 2023 that did not recur in 2024 and reduced cash paid for equity investments. Lower proceeds from the sale of a businesses and higher capital expenditures partially offset these items.
Financing Activities
Cash used by financing activities was $419 million for the six months ended June 30, 2024 as compared to cash received of $235 million in the comparable prior year period. The increase in cash used reflects cash received from a new term loan agreement and the issuance of commercial paper in 2023 that did not recur in 2024, the repayment of a term loan in the current year, and higher dividend payments.
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

Based on our current global cash positions, cash flows from operations and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements and service debt and other obligations in both the U.S. and outside of the U.S. during the year. Currently, we have available liquidity of approximately $1.8 billion, consisting of $815 million of cash and $1 billion of available credit facilities as disclosed in Note 12, "Credit Facilities and Debt", of our condensed consolidated financial statements.
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
2024 Outlook
We are updating our total revenue growth to be 16%, and organic revenue growth to be in the range of 5% to 6% in 2024. Our outlook reflects our current visibility and expectations based on the current market environment and other factors and is largely consistent with the outlook provided in our 2023 Annual Report. Our ability to meet our expectations is subject to a number of risks, including, but not limited to, those described in "Item 1A. Risk Factors" in our 2023 Annual Report.
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
Evoqua previously disclosed in its public filings that the United States Attorney’s Office for the District of Massachusetts was investigating whether financial misstatements were made in Evoqua’s public filings and earnings announcements from 2016 to 2018 and prior to Xylem’s purchase of Evoqua. Xylem previously disclosed in our 2023 Annual Report that the investigation was moved to the United States Attorney’s Office for the District of Rhode Island (the “USAO”). On May 13, 2024, Evoqua and the USAO entered into a non-prosecution agreement (the “Agreement”) to resolve the matter. Under the Agreement, Evoqua paid a criminal monetary penalty of $8.5 million. The Agreement does not include a compliance monitorship, and Evoqua agreed to certain ongoing monitoring, reporting and compliance obligations for a period of two years.
See Note 18, "Commitments and Contingencies," to the condensed consolidated financial statements for further information and any updates.
ITEM 1A.           RISK FACTORS
There have been no material changes from the risk factors previously disclosed in "Item 1A. Risk Factors" of our 2023 Annual Report.
ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended June 30, 2024:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
4/1/24 - 4/30/24	—	—	—	$182
5/1/24 - 5/31/24	—	—	—	$182
6/1/24 - 6/30/24	—	—	—	$182
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under this program for the three months ended June 30, 2024. There are up to $182 million in shares that may still be purchased under this plan as of June 30, 2024.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.             OTHER INFORMATION
(c) Trading Plans
During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6.             EXHIBITS
See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

3.1	Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2	Fifth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on November 15, 2022 (CIK No. 1524472, File No. 1-35229).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

101.0	The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104.0	The cover page from Xylem Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2024 formatted in Inline XBRL and contained in Exhibit 101.0.

# Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri-Michelle McShane
Geri-Michelle McShane
Vice President, Controller and Chief Accounting Officer

July 30, 2024