Form 10-Q
period 2024-09-30
Xylem Inc.
filed 2024-10-31
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of October 25, 2024, there were 242,944,703 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Nine Months
For the periods ended September 30,	2024	2023	2024	2023
Revenue from products	$1,744	$1,720	$5,236	$4,535
Revenue from services	360	356	1,070	711
Revenue	2,104	2,076	6,306	5,246
Cost of revenue from products	1,047	1,043	3,147	2,730
Cost of revenue from services	273	269	804	555
Cost of revenue	1,320	1,312	3,951	3,285
Gross profit	784	764	2,355	1,961
Selling, general and administrative expenses	445	491	1,404	1,291
Research and development expenses	55	61	172	172
Restructuring and asset impairment charges	4	21	37	57
Operating income	280	191	742	441
Interest expense	10	14	35	35
Other non-operating income, net	1	8	11	19
(Loss) on sale of businesses	(2)	—	(6)	—
Income before taxes	269	185	712	425
Income tax expense	52	33	148	82
Net income	$217	$152	$564	$343
Earnings per share:
Basic	$0.89	$0.63	$2.33	$1.64
Diluted	$0.89	$0.63	$2.32	$1.63
Weighted average number of shares:
Basic	242.9	240.9	242.5	208.9
Diluted	243.8	242.2	243.4	210.1
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Nine Months
For the periods ended September 30,	2024	2023	2024	2023
Net income	$217	$152	$564	$343
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	97	(61)	38	(77)
Net change in derivative hedge agreements:
Unrealized gain (loss)	3	(4)	—	(3)
Amount of (gain) loss reclassified into net income	2	—	2	4
Net change in post-retirement benefit plans:
Amortization of prior service credit	—	(1)	—	(2)
Amortization of actuarial (gain) loss into net income	—	—	—	(1)
Foreign currency translation adjustment	(2)	1	—	—
Other comprehensive income (loss), before tax	100	(65)	40	(79)
Income tax (benefit) expense related to items of other comprehensive income (loss)	(13)	9	3	(5)
Other comprehensive income (loss), net of tax	113	(74)	37	(74)
Comprehensive income	$330	$78	$601	$269

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$989	$1,019
Receivables, less allowances for discounts, returns and credit losses of $60 and $56 in 2024 and 2023, respectively	1,707	1,617
Inventories	1,091	1,018
Prepaid and other current assets	226	230
Total current assets	4,013	3,884
Property, plant and equipment, net	1,158	1,169
Goodwill	7,593	7,587
Other intangible assets, net	2,326	2,529
Other non-current assets	956	943
Total assets	$16,046	$16,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$930	$968
Accrued and other current liabilities	1,105	1,221
Short-term borrowings and current maturities of long-term debt	17	16
Total current liabilities	2,052	2,205
Long-term debt	1,977	2,268
Accrued post-retirement benefits	332	344
Deferred income tax liabilities	535	557
Other non-current accrued liabilities	550	562
Total liabilities	5,446	5,936
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock – par value $0.01 per share:
Authorized 750.0 shares, issued 259.2 shares and 257.6 shares in 2024 and 2023, respectively	3	3
Capital in excess of par value	8,673	8,564
Retained earnings	2,902	2,601
Treasury stock – at cost 16.2 shares and 16.0 shares in 2024 and 2023, respectively	(753)	(733)
Accumulated other comprehensive loss	(232)	(269)
Total stockholders’ equity	10,593	10,166
Non-controlling interests	7	10
Total equity	10,600	10,176
Total liabilities and stockholders’ equity	$16,046	$16,112

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

For the nine months ended September 30,	2024	2023
Operating Activities
Net income	$564	$343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	191	132
Amortization	229	167
Share-based compensation	43	45
Restructuring and asset impairment charges	37	57
Loss from sale of business	6	—
Other, net	(4)	(20)
Payments for restructuring	(24)	(12)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(101)	(142)
Changes in inventories	(88)	(41)
Changes in accounts payable	(31)	15
Changes in accrued and deferred taxes	(11)	(77)
Other, net	(123)	(85)
Net Cash – Operating activities	688	382
Investing Activities
Capital expenditures	(221)	(177)
Acquisitions of businesses, net of cash acquired	(5)	(476)
Proceeds from sale of businesses	11	103
Proceeds from the sale of property, plant and equipment	3	2
Cash received from investments	5	1
Cash paid for investments	(8)	(1)
Cash paid for equity investments	(4)	(58)
Cash received from interest rate swaps	—	38
Cash received from cross-currency swaps	25	25
Other, net	1	4
Net Cash – Investing activities	(193)	(539)
Financing Activities
Short-term debt issued, net	—	1
Short-term debt repaid	(268)	—
Long-term debt issued, net	—	275
Long-term debt repaid	(13)	(155)
Repurchase of common stock	(19)	(10)
Proceeds from exercise of employee stock options	66	45
Dividends paid	(263)	(219)
Other, net	(23)	(8)
Net Cash – Financing activities	(520)	(71)
Effect of exchange rate changes on cash	(5)	(11)
Net change in cash and cash equivalents	(30)	(239)
Cash and cash equivalents at beginning of year	1,019	944
Cash and cash equivalents at end of period	$989	$705
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$49	$43
Income taxes (net of refunds received)	$160	$159
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

Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures." This guidance requires disclosure information about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is required to be applied on a retrospective basis to all periods presented in the consolidated financial statements. We plan to adopt the new standard in our 2024 Annual Report on Form 10-K by expanding related disclosures.
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

Stock-Based Compensation
In connection with the Merger, each outstanding and issued option, restricted stock unit (“RSU”), performance stock unit (“PSU”) and cash-settled stock appreciation right (“SAR”) was converted into the Xylem equivalent, with outstanding PSUs being converted into Xylem RSUs. As a result, Xylem issued 2 million replacement equity options and 707 thousand RSU awards (of which 330 thousand were converted PSUs.) The portion of the fair value related to pre-combination services of $160 million was included in the purchase price, and $56 million will be recognized over the remaining service periods. As of September 30, 2024, the future unrecognized expense related to the outstanding options and RSUs was less than $1 million and approximately $4 million, respectively. The future unrecognized expense related to options and RSUs will be recognized over a weighted-average service period of approximately one year. SARs are immaterial.
Pro Forma Financial Information
The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the three and nine months ended September 30, 2023, assuming the acquisition had occurred on January 1, 2022.

	(Unaudited) Three Months Ended September 30,	(Unaudited) Nine Months Ended September 30,
(in millions)	2023	2023
Revenue	$2,076	$6,025
Net income	$180	$358

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

Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Revenue from contracts with customers	$1,973	$1,950	$5,920	$4,970
Lease Revenue	131	126	386	276
Total	$2,104	$2,076	$6,306	$5,246

The following table reflects revenue from contracts with customers by application.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Water Infrastructure
Transport	$349	$333	$1,057	$1,006
Treatment	273	280	770	536

Applied Water
Building Solutions	248	260	743	770
Industrial Water	199	205	596	626

Measurement and Control Solutions
Smart Metering and Other	372	320	1,142	907
Analytics	86	93	260	268

Water Solutions and Services	446	459	1,352	857

Total	$1,973	$1,950	$5,920	$4,970

The following table reflects revenue from contracts with customers by geographical region.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Water Infrastructure
United States	$209	$215	$638	$521
Western Europe	218	210	654	576
Emerging Markets (a)	136	137	372	309
Other	59	51	163	136

Applied Water
United States	237	243	708	735
Western Europe	96	97	297	306
Emerging Markets (a)	81	91	238	250
Other	33	34	96	105

Measurement and Control Solutions
United States	322	272	956	753
Western Europe	61	68	220	209
Emerging Markets (a)	47	50	138	146
Other	28	23	88	67

Water Solutions and Services
United States	342	361	1,035	589
Western Europe	24	27	71	78
Emerging Markets (a)	42	36	125	106
Other	38	35	121	84

Total	$1,973	$1,950	$5,920	$4,970
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

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2023	$151	$183
Opening balance from the acquisition of Evoqua	110	107
Additions, net	101	123
Revenue recognized from opening balance	—	(99)
Billings transferred to accounts receivable	(97)	—
Foreign currency and other	(2)	(14)
Balance at September 30, 2023	$263	$300

Balance at January 1, 2024	$263	$315
Additions, net	353	211
Revenue recognized from opening balance	—	(227)
Billings transferred to accounts receivable	(343)	—
Foreign currency and other	1	(5)
Balance at September 30, 2024	$274	$294
(a)Excludes receivable balances, which are disclosed on the Condensed Consolidated Balance Sheets
Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of September 30, 2024, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $1.2 billion, of which $581 million was contributed by the Evoqua acquisition. We expect to recognize the majority of revenue upon the completion of satisfying these performance obligations in the following 60 months. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 5. Restructuring and Asset Impairment Charges
Restructuring
During the three and nine months ended September 30, 2024, we incurred restructuring charges of $4 million and $36 million, respectively. For the three and nine months ended September 30, 2024, the charges incurred primarily related to strengthening our competitive positioning and the integration of Evoqua.
The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
By component:
Severance and other charges	$4	$17	$21	$52
Asset impairment	3	3	19	3
Reversal of restructuring accruals	(3)	—	(4)	(1)
Total restructuring costs	$4	$20	$36	$54
Asset impairment charges	—	1	1	3
Total restructuring and asset impairment charges	$4	$21	$37	$57

By segment:
Water Infrastructure	$3	$—	$9	$3
Applied Water	1	5	2	6
Measurement and Control Solutions	(3)	4	(3)	10
Water Solutions and Services	3	1	27	5
Corporate and other	—	11	2	33
The following table displays a roll-forward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within "Accrued and other current liabilities" and "Other non-current accrued liabilities", for the nine months ended September 30, 2024 and 2023:

(in millions)	2024	2023
Restructuring accruals - January 1	$24	$10
Restructuring costs, net	36	54
Cash payments	(24)	(12)
Asset impairment	(19)	(3)
Stock based compensation expense included within AOCL	(2)	(25)
Foreign currency and other	—	3
Restructuring accruals - September 30	$15	$27

By segment:
Water Infrastructure	$4	$3
Applied Water	—	1
Measurement and Control Solutions	3	7
Water Solutions and Services	4	4
Regional selling locations (a)	3	3
Corporate and other	1	9
(a)Regional selling locations consist primarily of selling and marketing organizations and related support services that incurred restructuring expense that was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following table presents expected restructuring spend in 2024 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Corporate	Total
Actions Commenced in 2024:
Total expected costs	$6	$1	$—	$27	$—	$34
Costs incurred during Q1 2024	—	1	—	2	—	3
Costs incurred during Q2 2024	—	—	—	22	—	22
Costs incurred during Q3 2024	3	—	—	3	—	6
Total expected costs remaining	$3	$—	$—	$—	$—	$3
Actions Commenced in 2023:
Total expected costs	$20	$7	$7	$7	$37	$78
Costs incurred in 2023	13	6	10	7	35	71
Costs incurred during Q1 2024	5	—	—	—	1	6
Costs incurred during Q2 2024	1	—	—	—	—	1
Costs incurred during Q3 2024	—	1	(3)	—	—	(2)
Total expected costs remaining	$1	$—	$—	$—	$1	$2
The actions commenced in 2024 consist primarily of severance and asset impairment charges. The actions are expected to continue through the end of 2025.
Through the second quarter of 2024, we recognized $16 million in impairment charges primarily related to customer relationships and trademarks due to restructuring actions within our Water Solutions and Services segment. Refer to Note 9, "Goodwill and Other Intangible Assets," for additional information.
During the third quarter of 2024, we recognized $3 million in fixed asset impairment charges due to restructuring actions within our Water Solutions and Services segment.
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

The income tax provision for the three months ended September 30, 2024 was $52 million resulting in an effective tax rate of 19.3%, compared to a $33 million expense resulting in an effective tax rate of 17.8% for the same period in 2023. The income tax provision for the nine months ended September 30, 2024 was $148 million resulting in an effective tax rate of 20.7%, compared to a $82 million expense resulting in an effective tax rate of 19.3% for the same period in 2023. The effective tax rate for the three and nine month periods ended September 30, 2024 was lower than the U.S. federal statutory rate primarily due to earnings mix.
Unrecognized Tax Benefits
During 2019, Xylem’s Swedish subsidiary received a tax assessment from the Swedish Tax Agency (the "STA") for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. Xylem filed an appeal with the Administrative Court of Växjö, which rendered a decision adverse to Xylem in June 2022 for SEK837 million (approximately $83 million), consisting of the full tax assessment amount plus penalties and interest. Xylem appealed this decision with the intermediate appellate court, the Administrative Court of Appeal, and on May 15, 2024, that court rendered a decision in favor of Xylem and also remanded an issue to the trial court for resolution. In June 2024, the STA filed a notice of appeal of this decision to the Supreme Administrative Court (the “Court”). The parties await the Court’s decision as to whether it will hear the STA’s appeal, and the trial court has stayed the proceeding on the issue on remand until the Court's decision. Management, in consultation with external legal advisors, continues to believe it is more likely than not that Xylem will prevail on the proposed assessment and will continue to vigorously defend our position through this litigation. There can be no assurance that the final determination by the authorities will not be materially different than our position. As of September 30, 2024, we do not have any unrecognized tax benefits related to this tax position.

Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (in millions)	$217	$152	$564	$343
Shares (in thousands):
Weighted average common shares outstanding	242,911	240,840	242,425	208,905
Add: Participating securities (a)	21	30	28	30
Weighted average common shares outstanding — Basic	242,932	240,870	242,453	208,935
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	419	832	574	776
Dilutive effect of restricted stock units and performance share units	399	487	410	372
Weighted average common shares outstanding — Diluted	243,750	242,189	243,437	210,083
Basic earnings per share	$0.89	$0.63	$2.33	$1.64
Diluted earnings per share	$0.89	$0.63	$2.32	$1.63
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Stock options	766	1,722	1,000	1,729
Restricted stock units	391	773	424	570
Performance share units	199	256	284	272

Note 8. Inventories
The components of total inventories are summarized as follows:

(in millions)	September 30, 2024	December 31, 2023
Finished goods	$386	$355
Work in process	118	102
Raw materials	587	561
Total inventories	$1,091	$1,018

Note 9. Goodwill and Other Intangible Assets
Goodwill
As a result of the change in reportable segments disclosed in Note 1, "Background and Basis of Presentation," goodwill was reallocated amongst segments. This reallocation and changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2024 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance as of December 31, 2023	$2,434	$895	$1,739	$2,519	$7,587
Reallocation	(287)	—	(64)	351	—
Balance as of January 1, 2024	2,147	895	1,675	2,870	7,587
Activity in 2024
Foreign currency and other	14	1	13	(22)	6
Balance as of September 30, 2024	$2,161	$896	$1,688	$2,848	$7,593
The Company has applied the acquisition method of accounting in accordance with ASC 805 and recognized assets acquired and liabilities assumed of Evoqua at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. We have allocated goodwill to segments of the Company that are expected to benefit from the synergies of the acquisition.
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	September 30, 2024			December 31, 2023
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$2,158	$(558)	$1,600	$2,172	$(475)	$1,697
Proprietary technology and patents	264	(137)	127	292	(141)	151
Trademarks	182	(104)	78	188	(96)	92
Software	606	(372)	234	598	(335)	263
Other	196	(75)	121	201	(41)	160
Indefinite-lived intangibles	166	—	166	166	—	166
Other Intangibles	$3,572	$(1,246)	$2,326	$3,617	$(1,088)	$2,529
Amortization expense related to finite-lived intangible assets was $73 million and $229 million for the three and nine-month periods ended September 30, 2024, respectively, and $84 million and $167 million for the three and nine-month periods ended September 30, 2023.
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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures for which we enter into cash flow hedges relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty, and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $170 million and $29 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, sell Canadian Dollar and purchase Euro, purchase Polish Zloty and sell Euro, sell Australian Dollar and purchase Euro, sell Canadian Dollar and purchase U.S. Dollar, and purchase Canadian Dollar and sell U.S. Dollar. The purchased notional amounts associated with these currency derivatives are $59 million, $52 million, $22 million, $12 million, $10 million, $7 million, $7 million, and $1 million, respectively. As of December 31, 2023, our most significant foreign currency derivatives included contracts to purchase U.S. Dollar and sell Chinese Yuan and to purchase U.S. Dollar and sell Canadian Dollar. The purchased notional amounts associated with these currency derivatives were $19 million and $10 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross-Currency Swaps
Beginning in 2015, we entered into cross-currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019, third quarter of 2020, and second quarter of 2022 we entered into additional cross-currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $1,694 million and $1,691 million as of September 30, 2024 and December 31, 2023, respectively.

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income. Items in the table below reflect changes in "Other comprehensive income (loss)" ("OCI/L") within the Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss) gain recognized in OCI/L	$3	$(4)	$—	$(3)
Amount of loss reclassified from OCI/L into Revenue	1	—	1	2
Amount of loss reclassified from OCI/L into Cost of revenue	1	—	1	2

Net Investment Hedges
Cross-Currency Swaps
Amount of gain (loss) recognized in OCI/L	$(56)	$36	$5	$(23)
Amount of income recognized in Interest expense	7	8	23	23
As of September 30, 2024, $1 million of net gains on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of September 30, 2024, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our derivative contracts currently included in our hedging program were as follows:

(in millions)	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Prepaid and other current assets	$2	$—
Net Investment Hedges
Other non-current assets	$14	$9
Liabilities
Cash Flow Hedges
Accrued and other current liabilities	$(1)	$—
Net Investment Hedges
Other non-current accrued liabilities	$(51)	$(54)

Note 11. Current Liabilities
The components of total Accrued and other current liabilities are as follows:

(in millions)	September 30, 2024	December 31, 2023
Compensation and other employee-benefits	$344	$403
Customer-related liabilities	362	370
Accrued taxes	136	170
Lease liabilities	109	106
Accrued warranty costs	45	45
Other accrued liabilities	109	127
Total accrued and other current liabilities	$1,105	$1,221
The Company facilitates the opportunity for suppliers to participate in voluntary supply chain financing programs with third-party financial institutions. Xylem agrees on commercial terms, including payment terms, with suppliers regardless of program participation. The Company does not determine the terms or conditions of the arrangement between suppliers and the third-party financial institutions. Participating suppliers are paid directly by the third-party financial institution. Xylem pays the third-party financial institution the stated amount of confirmed invoices from its designated suppliers at the original invoice amount on the original maturity dates of the invoices, ranging from 45-180 days. Xylem does not pay fees related to these programs. Xylem or the third-party financial institutions may terminate the agreements upon at least 30 days’ notice. The total outstanding balance presented within "Accounts payable" on our Condensed Consolidated Balance Sheets under these programs is $254 million and $176 million as of September 30, 2024 and December 31, 2023, respectively.
The table below provides changes in the confirmed obligations outstanding related to our supplier financing programs over the nine months ended September 30, 2024:

(in millions)	2024
Confirmed obligations outstanding – January 1	$176
Invoices confirmed	$790
Confirmed invoices paid	$(713)
Foreign currency and other	$1
Confirmed obligations outstanding – September 30	$254

Note 12. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	September 30, 2024	December 31, 2023
3.250% Senior Notes due 2026 (a)	$500	$500
1.950% Senior Notes due 2028 (a)	500	500
2.250% Senior Notes due 2031 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Equipment Financing due 2025 to 2032	109	123
Term loan	—	278
Debt issuance costs and unamortized discount (b)	(15)	(17)
Total debt	1,994	2,284
Less: short-term borrowings and current maturities of long-term debt	17	16
Total long-term debt	$1,977	$2,268
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2026 was $491 million and $482 million as of September 30, 2024 and December 31, 2023, respectively. The fair value of our Senior Notes due 2028 was $465 million and $453 million as of September 30, 2024 and December 31, 2023, respectively. The fair value of our Senior Notes due 2031 was $441 million and $429 million as of September 30, 2024 and December 31, 2023, respectively. The fair value of our Senior Notes due 2046 was $360 million and $349 million as of September 30, 2024 and December 31, 2023, respectively.
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
Interest on the Green Bond is payable on January 30 and July 30 of each year. As of September 30, 2024, we are in compliance with all covenants for the Green Bond.
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
Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of September 30, 2024, we are in compliance with all covenants for the Senior Notes.
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
The 2023 Credit Facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio (or maximum leverage ratio), which will be based on the last four fiscal quarters. In accordance with the terms of the agreement to the 2023 Credit Facility, Xylem may not exceed a maximum leverage ratio of 4.00 to 1.00 for a period of four consecutive fiscal quarters beginning with the fiscal quarter during which a material acquisition is consummated and a maximum leverage ratio of 3.50 to 1.00 thereafter for a minimum of four fiscal quarters before another material acquisition is consummated. In addition, the 2023 Credit Facility contains a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2023 Credit Facility also contains customary events of default. Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2023 Credit Facility, subject to certain requirements and conditions set forth in the 2023 Credit Facility. As of September 30, 2024, the 2023 Credit Facility was undrawn, and we are in compliance with all revolver covenants. The 2023 Credit Facility has availability of $1 billion, comprised of the $1 billion aggregate principal as of September 30, 2024.
Term Loan Facility
On May 9, 2023, the Company’s subsidiary, Xylem Europe GmbH (the “Borrower”) entered into a twenty four-month €250 million (approximately $279 million) term loan facility (the “Term Facility”) the terms of which are set forth in a term loan agreement, among the Borrower, the Company, as parent guarantor and ING Bank. The Company has entered into a parent guarantee in favor of ING Bank also dated May 9, 2023 to secure all present and future obligations of the borrower under the Term Loan Agreement. The net cash proceeds were used to repay a portion of Evoqua’s indebtedness pursuant to the Merger Agreement.
On April 19, 2024 our Term Loan Facility was settled with cash on hand for a total of €250 million ($268 million).

Equipment Financing
As a result of the Evoqua acquisition, the Company has secured financing agreements that require providing a security interest in specified equipment and, in some cases, the underlying contract and related receivables. As of September 30, 2024, the gross and net amounts of those assets are included on the Consolidated Balance Sheets as follows:

	September 30, 2024
(in millions)	Gross	Net
Property, plant, and equipment, net	$62	$52
Receivables, net	3	3
Prepaid and other current assets	5	5
Other non-current assets	75	74
	$145	$134
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $1 billion inclusive of the 2023 Credit Facility. As of September 30, 2024 and December 31, 2023, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding, respectively. The net cash proceeds from issuance of commercial paper were used to repay a portion of Evoqua’s indebtedness pursuant to the Merger Agreement. We have the ability to continue borrowing under this program going forward in future periods.
Euro Commercial Paper Program
On June 3, 2019, Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $557 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of September 30, 2024 and December 31, 2023, none of the Company's Euro commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.
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

Note 13. Post-retirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Domestic defined benefit pension plans:
Service cost	$1	$—	$2	$2
Interest cost	1	2	3	4
Expected return on plan assets	(1)	(1)	(4)	(4)
Amortization of net actuarial loss	—	—	1	—
Net periodic benefit cost	$1	$1	$2	$2
International defined benefit pension plans:
Service cost	$2	$2	$7	$5
Interest cost	4	4	12	12
Expected return on plan assets	(4)	(3)	(10)	(9)
Amortization of actuarial (gain)	—	(1)	—	(2)
Net periodic benefit cost	$2	$2	$9	$6
Total net periodic benefit cost	$3	$3	$11	$8
The components of net periodic benefit cost, other than the service cost component are included in the line item "Other non-operating income, net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other post-retirement employee benefit plans was less than $1 million, including net credits recognized into "Other comprehensive income (loss)" of less than $1 million, for both the three and nine months ended September 30, 2024 and 2023, respectively.
We contributed $16 million and $20 million to our defined benefit plans for the nine months ended September 30, 2024 and 2023, respectively. Additional contributions ranging between approximately $7 million and $11 million are expected to be made during the remainder of 2024.

Note 14. Equity
The following table shows the changes in stockholders' equity for the nine months ended September 30, 2024:

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2024	$3	$8,564	$2,601	$(269)	$(733)	$10	$10,176
Net income	—	—	153	—	—	—	153
Other comprehensive income (loss), net	—	—	—	(76)	—	—	(76)
Other activity	—	—	—	—	—	(2)	(2)
Dividends declared ($0.36 per share)	—	—	(87)	—	—	—	(87)
Stock incentive plan activity	—	54	—	—	(15)	—	39
Balance at March 31, 2024	$3	$8,618	$2,667	$(345)	$(748)	$8	$10,203
Net income	—	—	194	—	—	—	194
Other activity	—	—	—	—	—	(1)	(1)
Dividends declared ($0.36 per share)	—	—	(87)	—	—	—	(87)
Stock incentive plan activity	—	42	—	—	(3)	—	39
Balance at June 30, 2024	$3	$8,660	$2,774	$(345)	$(751)	$7	$10,348
Sale of business	—	—	—	—	—	—	—
Net income	—	—	217	—	—	—	217
Other comprehensive income (loss), net	—	—	—	113	—	—	113
Other activity	—	—	—	—	—	1	1
Dividends declared ($0.36 per share)	—	—	(89)	—	—	—	(89)
Stock incentive plan activity	—	15	—	—	(2)	—	13
Distribution to minority shareholders	—	—	—	—	—	(1)	(1)
Acquisition activity	—	(2)	—	—	—	—	(2)
Balance at September 30, 2024	$3	$8,673	$2,902	$(232)	$(753)	$7	$10,600

The following table shows the changes in stockholders' equity for the nine months ended September 30, 2023:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2023	$2	$2,134	$2,292	$(226)	$(708)	$9	$3,503
Net income	—	—	99	—	—	—	99
Other comprehensive income (loss), net	—	—	—	35	—	—	35
Other activity	—	—	—	—	—	2	2
Dividends declared ($0.33 per share)	—	—	(60)	—	—	—	(60)
Stock incentive plan activity	—	18	—	—	(8)	—	10
Balance at March 31, 2023	$2	$2,152	$2,331	$(191)	$(716)	$11	$3,589
Net income	—	—	92	—	—	—	92
Other comprehensive income (loss), net	—	—	—	(35)	—	—	(35)
Issuance of common stock	1	6,120	—	—	—	—	6,121
Issuance of replacement equity awards	—	160	—	—	—	—	160
Dividends declared ($0.33 per share)	—	—	(79)	—	—	—	(79)
Stock incentive plan activity	—	63	—	—	(1)	—	62
Balance at June 30, 2023	$3	$8,495	$2,344	$(226)	$(717)	$11	$9,910
Net income	—	—	152	—	—	—	152
Other comprehensive income (loss), net	—	—	—	(74)	—	—	(74)
Dividends declared ($0.33 per share)	—	—	(80)	—	—	—	(80)
Stock incentive plan activity	—	34	—	—	(1)	—	33
Balance at September 30, 2023	$3	$8,529	$2,416	$(300)	$(718)	$11	$9,941

Note 15. Share-Based Compensation Plans
Share-based compensation expense was $12 million and $43 million during the three and nine months ended September 30, 2024, respectively, and $18 million and $45 million during the three and nine months ended September 30, 2023, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $7 million, $43 million and $16 million, respectively, at September 30, 2024 and is expected to be recognized over a weighted average period of 2.0, 1.9 and 2.0 years, respectively. The amount of cash received from the exercise of stock options was $66 million and $45 million for the nine months ended September 30, 2024 and 2023, respectively.
On May 24, 2023, there were an additional 2.7 million shares registered for issuance. As of September 30, 2024, there were approximately 5.3 million shares of common stock available for future awards.

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2024:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2024	2,150	$69.34	5.6	$97
Granted	177	127.94
Exercised	(1,068)	61.53
Forfeited and expired	(91)	98.08
Outstanding at September 30, 2024	1,168	$83.13	6.5	$59
Options exercisable at September 30, 2024	829	$71.00	5.6	$52
Vested and expected to vest as of September 30, 2024	1,133	$82.05	6.0	$59
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the nine months ended September 30, 2024 was $73 million.
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
Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the nine months ended September 30, 2024. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2024	862	$98.49
Granted	282	128.87
Vested	(428)	71.99
Forfeited	(64)	81.26
Outstanding at September 30, 2024	652	$111.01

ROIC and Adjusted EBITDA Performance Share Unit Grants
The following is a summary of our ROIC and EBITDA grants for the nine months ended September 30, 2024. The fair value of the adjusted EBITDA performance share units is equal to the closing share price on the date of the grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2024	114	$97.70
Granted	26	127.94
Adjustment for Performance Condition Achieved (a)	16	102.51
Vested	(64)	102.51
Forfeited	(14)	96.74
Outstanding at September 30, 2024	78	$105.08
(a) Represents an increase in the number of original ROIC performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.
TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the nine months ended September 30, 2024:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2024	180	$103.52
Granted	52	181.80
Adjustment for Market Condition Achieved (a)	(9)	117.67
Vested	(39)	117.67
Forfeited	(29)	103.81
Outstanding at September 30, 2024	155	$125.57
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

Volatility	27.2%
Risk-free interest rate	4.33%

Revenue Performance Share Unit Grants
The following is a summary of our Revenue performance share unit grants for the nine months ended September 30, 2024:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2024	66	$94.19
Granted	26	127.94
Forfeited	(14)	96.74
Outstanding at September 30, 2024	78	$62.76
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

Note 16. Capital Stock
For the three and nine months ended September 30, 2024, the Company repurchased less than 0.1 million shares of common stock for approximately $1 million and approximately 0.2 million shares of common stock for $19 million, respectively. For the three and nine months ended September 30, 2023, the Company repurchased less than 0.1 million shares of common stock for less than $1 million and approximately 0.1 million shares of common stock for $10 million, respectively. Repurchases include share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under the program for the three and nine months ended September 30, 2024 and September 30, 2023. There are up to $182 million in shares that may still be purchased under this plan as of September 30, 2024.
Aside from the aforementioned repurchase program, we repurchased less than 0.1 million shares and approximately 0.2 million shares for approximately $1 million and $19 million for the three and nine months ended September 30, 2024, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. Likewise, we repurchased less than 0.1 million shares and approximately 0.1 million shares for less than $1 million and $10 million for the three and nine months ended September 30, 2023, respectively.

Note 17. Accumulated Other Comprehensive Loss
The following table provides the components of AOCL for the nine months ended September 30, 2024:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2024	$(196)	$(72)	$(1)	$(269)
Foreign currency translation adjustment	(65)	—	—	(65)
Tax on foreign currency translation adjustment	(10)	—	—	(10)
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Foreign currency translation adjustment for post-retirement benefit plans	—	2	—	2
Unrealized loss on derivative hedge agreements	—	—	(3)	(3)
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at March 31, 2024	$(271)	$(71)	$(3)	$(345)
Foreign currency translation adjustment	6	—	—	6
Tax on foreign currency translation adjustment	(5)	—	—	(5)
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(1)	(1)
Balance at June 30, 2024	$(270)	$(71)	$(4)	$(345)
Foreign currency translation adjustment	97	—	—	97
Tax on foreign currency translation adjustment	14	—	—	14
Foreign currency translation adjustment for post-retirement benefit plans	—	(2)	—	(2)
Unrealized gain on derivative hedge agreements	—	—	3	3
Income tax impact on unrealized gain on derivative hedge agreements	—	—	(1)	(1)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at September 30, 2024	$(159)	$(73)	$—	$(232)

The following table provides the components of AOCL for the nine months ended September 30, 2023:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2023	$(180)	$(41)	$(5)	$(226)
Foreign currency translation adjustment	22	—	—	22
Tax on foreign currency translation adjustment	5	—	—	5
Amortization of actuarial gain on post-retirement benefit plans into other non-operating income, net	—	(1)	—	(1)
Income tax impact on amortization of post-retirement benefit plan items	—	1	—	1
Unrealized gain on derivative hedge agreements	—	—	4	4
Income tax benefit on unrealized gain on derivative hedge agreements	—	—	(1)	(1)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	3	3
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	2	2
Balance at March 31, 2023	$(153)	$(41)	$3	$(191)
Foreign currency translation adjustment	(38)	—	—	(38)
Tax on foreign currency translation adjustment	9	—	—	9
Amortization of prior service cost and net actuarial gain on post-retirement benefit plans into other non-operating income, net	—	(1)	—	(1)
Foreign currency translation adjustment for post-retirement benefit plans	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(3)	(3)
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(1)	(1)
Balance at June 30, 2023	$(182)	$(43)	$(1)	$(226)
Foreign currency translation adjustment	(61)	—	—	(61)
Tax on foreign currency translation adjustment	(9)	—	—	(9)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income, net	—	(1)	—	(1)
Foreign currency translation adjustment for post-retirement benefit plans	—	1	—	1
Unrealized loss on derivative hedge agreements	—	—	(4)	(4)
Balance at September 30, 2023	$(252)	$(43)	$(5)	$(300)

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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $6 million and $18 million as of September 30, 2024 and December 31, 2023, respectively, for these general legal matters.
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of September 30, 2024 and December 31, 2023, the amount of surety bonds, bank guarantees, insurance letters of credit, stand-by letters of credit as well as revenue and customs guarantees was $756 million and $729 million, respectively.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million as of September 30, 2024 and December 31, 2023 for environmental matters.
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
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defects and specific non-performance. The table below provides changes in the combined current and non-current product warranty accruals over each period:

(in millions)	2024	2023
Warranty accrual – January 1	$63	$54
Net charges for product warranties in the period	27	22
Net Evoqua additions from acquisition	—	10
Settlement of warranty claims	(26)	(22)
Warranty accrual – September 30	$64	$64

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

The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies" section of Note 1 in the 2023 Annual Report. The following table contains financial information for each reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Revenue:
Water Infrastructure	$623	$612	$1,828	$1,541
Applied Water	447	465	1,339	1,396
Measurement and Control Solutions	458	413	1,402	1,175
Water Solutions and Services	576	586	1,737	1,134
Total	$2,104	$2,076	$6,306	$5,246
Operating Income (Loss):
Water Infrastructure	$96	$84	$234	$200
Applied Water	71	73	203	240
Measurement and Control Solutions	66	35	215	90
Water Solutions and Services	63	33	160	77
Corporate and other	(16)	(34)	(70)	(166)
Total operating income	$280	$191	$742	$441
Interest expense	$10	$14	$35	$35
Other non-operating income, net	1	8	11	19
(Loss) on sale of business	(2)	—	(6)	—
Income before taxes	$269	$185	$712	$425
Depreciation and Amortization:
Water Infrastructure	$25	$27	$93	$54
Applied Water	7	7	21	20
Measurement and Control Solutions	33	31	98	92
Water Solutions and Services	73	78	199	125
Corporate and other	3	4	9	8
Total	$141	$147	$420	$299
Capital Expenditures:
Water Infrastructure	$7	$9	$24	$24
Applied Water	5	9	13	24
Measurement and Control Solutions	14	16	51	46
Water Solutions and Services	37	35	103	60
Regional selling locations (a)	5	4	16	15
Corporate and other	6	1	14	8
Total	$74	$74	$221	$177
(a)Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.

Note 20. Subsequent Events
As of September 30, 2024, the Company owned a 25.1% equity interest in Global Omnium Idrica, S.L. ("Idrica"), a leader in water data management and analytics, and accounted for this interest as an equity method investment. On October 29, 2024, the Company sent a notice to exercise the call option to Idrica pursuant to the amended shareholders' agreement to acquire an additional 35.9% equity interest for approximately €146 million ($163 million). The Company expects to close the transaction in December 2024.

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

•Water Solutions and Services provides tailored services and solutions, in collaboration with customers, including on‑demand water, outsourced water, recycle / reuse, specialty dewatering and emergency response service alternatives to improve operational reliability, performance and environmental compliance. Key offerings within this segment also include equipment systems for industrial needs (influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment, and recycle / reuse), full-scale outsourcing of operations and maintenance, and municipal services, including odor and corrosion control services, as well as leak detection, condition assessment and asset management and pressure monitoring solutions.
Evoqua Acquisition
On May 24, 2023, Xylem completed the acquisition of Evoqua. Commencing from the acquisition date, Xylem’s financial statements include the assets, liabilities, operating results and cash flows of Evoqua. Refer to Note 3, "Acquisitions and Divestitures," for additional information.
Executive Summary
Xylem reported revenue for the third quarter of 2024 of $2,104 million, an increase of 1.3% compared to $2,076 million reported in the third quarter of 2023. The revenue increase consisted primarily of organic growth of 1.1% driven by strong execution and demand in our Measurement and Control Solutions segment.
Additional financial highlights for the quarter ended September 30, 2024 include the following:
•Orders of $2,201 million, up 8.4% from $2,031 million in the prior year period, and up 8.2% on an organic basis.
•Earnings per share of $0.89, up 41.3% compared to prior year ($1.11, up 12.1% versus prior year, on an adjusted basis).
•Net income as a percent of revenue of 10.3%, up 300 basis points compared to 7.3% in the prior year. Adjusted EBITDA margin of 21.2%, up 140 basis points when compared to 19.8% in the prior year.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions, except for per share data)	2024		2023		2024		2023
Net income & Earnings per share	$217	$0.89	$152	$0.63	$564	$2.32	$343	$1.63
Restructuring and realignment	11	0.05	34	0.14	55	0.23	82	0.39
Acquired intangible amortization	52	0.21	66	0.27	163	0.67	120	0.57
Special charges (a)	7	0.03	24	0.11	36	0.15	116	0.56
Tax-related special items	(3)	(0.01)	(8)	(0.03)	(11)	(0.05)	(8)	(0.04)
(Gain) loss from sale of business	2	0.01	—	—	6	0.02	—	—
Tax effects of adjustments (b)	(17)	(0.07)	(28)	(0.12)	(59)	(0.24)	(67)	(0.32)
Adjusted net income & Adjusted earnings per share	$269	$1.11	$240	$0.99	$754	$3.10	$586	$2.79
Weighted average number of shares - diluted	243.8		242.2		243.4		210.1

(a) The special charges for the three and nine months ended September 30, 2024 and 2023 consist primarily of acquisition and integration costs related to the Evoqua transaction.
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

	Nine Months Ended
	September 30,
(in millions)	2024	2023
Net cash provided by operating activities	$688	$382
Capital expenditures	(221)	(177)
Free cash flow	$467	$205
Net cash used in investing activities	$(193)	$(539)
Net cash provided (used) by financing activities	$(520)	$(71)

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2024	2023	Change		2024	2023	Change
Revenue	$2,104	$2,076	1.3%		$6,306	$5,246	20.2%
Gross profit	784	764	2.6%		2,355	1,961	20.1%
Gross margin	37.3%	36.8%	50	bp	37.3%	37.4%	(10)	bp
Total operating expenses	504	573	(12.0)%		1,613	1,520	6.1%
Expense to revenue ratio	24.0%	27.6%	(360)	bp	25.6%	29.0%	(340)	bp
Operating income	280	191	46.6%		742	441	68.3%
Operating margin	13.3%	9.2%	410	bp	11.8%	8.4%	340	bp
Interest and other non-operating expense, net	9	6	50.0%		24	16	50.0%
(Loss) on sale of businesses	(2)	—	NM		(6)	—	NM
Income tax expense	52	33	57.6%		148	82	80.5%
Tax rate	19.3%	17.8%	150	bp	20.7%	19.3%	140	bp
Net income	$217	$152	42.8%		$564	$343	64.4%
NM - Not meaningful change
Revenue
Revenue generated during the three and nine months ended September 30, 2024 was $2,104 million and $6,306 million, respectively, reflecting an increase of $28 million, or 1.3%, and $1,060 million, or 20.2%, respectively, compared to the prior year. Revenue growth contributed by acquisitions and divestitures, net, was $0 million for the three months ended and $782 million for the nine months ended September 30, 2024, respectively. Organic revenue increased $22 million, or 1.1%, and $283 million, or 5.4%, for the three and nine months ended September 30, 2024. Foreign currency translation had a favorable impact on revenue of $6 million and an unfavorable impact on revenue of $5 million, for the three and nine months ended September 30, 2024 respectively. The increases in organic revenue reflect strong organic growth in the U.S., and other North America, partially offset by organic declines in western Europe and the emerging markets for the three months ended September 30, 2024, and strong organic growth across all major regions, led by the U.S., for the nine months ended September 30, 2024.
The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three and nine months ended September 30, 2024:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2023 Revenue	$612		$465		$413		$586		$2,076
Organic Growth	6	1.0%	(20)	(4.3)%	44	10.7%	(8)	(1.4)%	22	1.1%
Acquisitions/(Divestitures)	—	—%	—	—%	—	—%	—	—%	—	—%
Constant Currency	6	1.0%	(20)	(4.3)%	44	10.7%	(8)	(1.4)%	22	1.1%
Foreign currency translation (a)	5	0.8%	2	0.4%	1	0.2%	(2)	(0.3)%	6	0.2%
Total change in revenue	11	1.8%	(18)	(3.9)%	45	10.9%	(10)	(1.7)%	28	1.3%
2024 Revenue	$623		$447		$458		$576		$2,104
(a)Foreign currency translation impact for the year due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the British Pound and the Euro.

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2023 Revenue	$1,541		$1,396		$1,175		$1,134		$5,246
Organic Growth	66	4.3%	(56)	(4.0)%	227	19.3%	46	4.0%	283	5.4%
Acquisitions/(Divestitures)	221	14.3%	—	—%	—	—%	561	49.5%	782	14.9%
Constant Currency	287	18.6%	(56)	(4.0)%	227	19.3%	607	53.5%	1,065	20.3%
Foreign currency translation (a)	—	—%	(1)	(0.1)%	—	—%	(4)	(0.3)%	(5)	(0.1)%
Total change in revenue	287	18.6%	(57)	(4.1)%	227	19.3%	603	53.2%	1,060	20.2%
2024 Revenue	$1,828		$1,339		$1,402		$1,737		$6,306
(a)Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Chinese Yuan, Chilean Peso, Canadian Dollar and the Egyptian pound, offset by the strengthening in the British Pound.
Water Infrastructure
Water Infrastructure revenue increased $11 million, or 1.8%, for the third quarter of 2024 as compared to the prior year. Revenue growth for the quarter included organic revenue growth of $6 million, or 1.0% and $5 million of favorable impacts from foreign currency translation. The transport application contributed $15 million of organic revenue growth, driven by strength across all of our major geographic regions and other North America. Growth was led by western Europe due to increased revenue from capital projects, and price realization. Organic revenue for the treatment applications decreased by $9 million, with declines across all major geographic regions, led by declines in the U.S. driven by project timing.
For the nine months ended September 30, 2024, revenue increased $287 million, or 18.6% as compared to the prior year. Revenue growth contributed by acquisitions was $221 million, with the remainder of the increase coming from organic revenue growth of $66 million, or 4.3%. The transport application had $53 million of organic revenue growth, driven by strength in all of our major geographic regions, driven by backlog execution, infrastructure projects, and price realization in western Europe, the U.S. and other North America. Organic revenue for the treatment applications grew by $13 million, led by increased sales volume in the U.S. and project revenue in other Asia Pacific.
Applied Water
Applied Water revenue decreased $18 million, or 3.9%, for the third quarter of 2024 as compared to the prior year. Revenue was positively impacted by $2 million of foreign currency translation, with the change at constant currency coming entirely from an organic decline of $20 million, or 4.3%. Organic weakness was driven by declines in both the building solutions and industrial applications. Building solutions organic revenue decreased by $13 million due to softness across all major geographic regions, led by the U.S. Industrial organic revenue declined $7 million as a result of softness in the emerging markets and western Europe, partially offset by modest organic growth in the U.S.
For the nine months ended September 30, 2024, revenue decreased $57 million, or 4.1% as compared to the prior year. Revenue was negatively impacted by $1 million of foreign currency translation during the nine month period, with the change at constant currency coming entirely from organic declines of $56 million, or 4.0%. Organic weakness was driven by declines in both the industrial and building solutions applications. Industrial organic revenue decreased by $30 million due to timing of projects in the emerging markets and softness in the U.S. and western Europe. Organic revenue from building solutions declined $26 million as a result of softness in the U.S. and western Europe.

Measurement and Control Solutions
Measurement and Control Solutions revenue increased $45 million, or 10.9%, for the third quarter of 2024 as compared to the prior year. Revenue was positively impacted by $1 million of foreign currency translation, with the change at constant currency coming entirely from organic growth of $44 million, or 10.7%. Organic revenue growth during the quarter was driven by $50 million in the smart metering and other applications in the U.S. due to increased sales volume due to supply chain improvements, which was partially offset by $6 million in organic declines from analytics driven by lapping of project deliveries and backlog execution in the U.S. in the prior year.
For the nine months ended September 30, 2024, revenue increased $227 million, or 19.3% as compared to the prior year, coming entirely from organic revenue growth. Smart metering and other applications had $234 million of organic growth for the nine months, which was partially offset by $7 million of organic decline in analytics, both impacted by similar dynamics experienced in the current quarter.
Water Solutions and Services
Water Solutions and Services revenue decreased $10 million, or 1.7%, for the third quarter of 2024 as compared to the prior year. Revenue declines for the quarter included organic revenue declines of $8 million, or 1.4%, and $2 million of unfavorable impacts from foreign currency translation. Organic revenue declines were primarily driven by declines in the U.S. driven by lapping of large capital projects in the prior year, partially offset by demand in the dewatering rental application, and demand in dewatering applications in the emerging markets.
For the nine months ended September 30, 2024, revenue increased $603 million, or 53.2% as compared to the prior year. Revenue growth contributed by acquisitions was $561 million, with the remainder of the increase coming from organic revenue growth of $46 million, or 4.0%, partially offset by $4 million of unfavorable impacts from foreign currency translation. Organic revenue growth was primarily from strength in the dewatering applications in the U.S. and the emerging markets due to increased sales volume, strong rental demand and increased capital project revenue.
Orders / Backlog
Orders
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business.
The following tables illustrate the impact from organic decline/growth, recent acquisitions and divestitures, and foreign currency translation in relation to orders during the three and nine months ended September 30, 2024:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2023 Orders	$656		$422		$343		$610		$2,031
Organic Impact	40	6.1%	15	3.6%	41	12.0%	70	11.5%	166	8.2%
Acquisitions/(Divestitures)	—	—%	—	—%	—	—%	—	—%	—	—%
Constant Currency	40	6.1%	15	3.6%	41	12.0%	70	11.5%	166	8.2%
Foreign currency translation (a)	4	0.6%	—	—%	2	0.5%	(2)	(0.4)%	4	0.2%
Total change in orders	44	6.7%	15	3.6%	43	12.5%	68	11.1%	170	8.4%
2024 Orders	$700		$437		$386		$678		$2,201
(a)Foreign currency translation impact for the year due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the British Pound and the Euro.

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2023 Orders	$1,680		$1,350		$1,228		$1,199		$5,457
Organic Impact	112	6.6%	35	2.6%	(30)	(2.4)%	80	6.7%	197	3.6%
Acquisitions/(Divestitures)	243	14.5%	—	—%	—	—%	643	53.6%	886	16.2%
Constant Currency	355	21.1%	35	2.6%	(30)	(2.4)%	723	60.3%	1,083	19.8%
Foreign currency translation (a)	1	0.1%	(3)	(0.2)%	1	—%	(5)	(0.4)%	(6)	(0.1)%
Total change in orders	356	21.2%	32	2.4%	(29)	(2.4)%	718	59.9%	1,077	19.7%
2024 Orders	$2,036		$1,382		$1,199		$1,917		$6,534
(a)Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Chinese Yuan, Chilean Peso, Canadian Dollar and the Egyptian pound, offset by the strengthening in the British Pound.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, capital projects require longer lead production cycles and deployment schedules and delays occur from time to time. Total backlog was $5,253 million at September 30, 2024, an increase of $84 million or 1.6%, as compared to September 30, 2023 backlog of $5,169 million. The increase in backlog was driven by the order intake and contract wins in the current period outpacing revenue, as well as favorable impacts from foreign currency translation. Backlog grew in the Water Solutions and Services and Water Infrastructure segments, partially offset by a decrease in the Measurement and Control Solutions segment's backlog due to execution on previously elevated backlog levels. Backlog increased $165 million or 3.2%, as compared to December 31, 2023 backlog of $5,088 million. We anticipate that approximately 30% of the backlog at September 30, 2024 will be recognized as revenue in the remainder of 2024. There were no significant order cancellations during the quarter.
Gross Margin
Gross margin as a percentage of revenue increased 50 basis points to 37.3% for the three months ended September 30, 2024, as compared to 36.8% for the three months ended September 30, 2023. Gross margin for the quarter included favorable impacts of 50 basis points from decreases in special charges and realignment costs as compared to the prior year. Additionally, gross margin included 290 basis points of favorable operational impacts, consisting of 180 basis points of productivity savings and 110 basis points of price realization. These increases in gross margin were offset by 290 basis points of unfavorable operational impacts driven by 170 basis points of inflation, 30 basis points of unfavorable mix and 30 basis points of increased spending on strategic investments.
Gross margin as a percentage of revenue decreased 10 basis points to 37.3% for the nine months ended September 30, 2024, as compared to 37.4% in the prior year. The gross margin decrease included 20 basis points of unfavorable impacts from increases in acquired intangible asset amortization, partially offset by decreases in realignment costs and special charges as compared to the prior year. Additionally, gross margin decline included 270 basis points of unfavorable operational impacts, driven by 130 basis points of inflation, 70 basis points of unfavorable impacts from the Evoqua acquisition, 30 basis points in increased spending on strategic investments, and 30 basis points of increased inventory management costs. The gross margin decrease was partially offset by 280 basis points of favorable operational impacts driven by 180 basis points of productivity savings and 90 basis points of favorable price realization.

Operating Expenses
The following table presents operating expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2024	2023	Change		2024	2023	Change
Selling, general and administrative expenses	$445	$491	(9.4)%		$1,404	$1,291	8.8%
SG&A as a % of revenue	21.2%	23.7%	(250)	bp	22.3%	24.6%	(230)	bp
Research and development expenses	55	61	(9.8)%		172	172	—%
R&D as a % of revenue	2.6%	2.9%	(30)	bp	2.7%	3.3%	(60)	bp
Restructuring and asset impairment charges	4	21	(81.0)%		37	57	(35.1)%
Operating expenses	$504	$573	(12.0)%		$1,613	$1,520	6.1%
Expense to revenue ratio	24.0%	27.6%	(360)	bp	25.6%	29.0%	(340)	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses decreased by $46 million to $445 million, or 21.2% of revenue, in the third quarter of 2024, as compared to $491 million, or 23.7% of revenue, in the comparable 2023 period and increased $113 million to $1,404 million, or 22.3% of revenue, in the nine-month period ended September 30, 2024, as compared to $1,291 million, or 24.6% of revenue, in the comparable 2023 period. Decreases in SG&A in the third quarter of 2024 as compared to the prior year primarily consisted of a $29 million decrease in acquired intangible asset amortization, special charges, and realignment costs, $22 million of productivity savings, including cost synergies from the Evoqua acquisition, partially offset by inflation of $11 million. Increases in SG&A in the nine-month period ended September 30, 2024 as compared to the prior year were primarily driven by $148 million of additional operational SG&A from the acquisition of Evoqua, inflation of $34 million, increased spending on strategic investments of $20 million and an increase in acquired intangible asset amortization of $12 million. These increases to SG&A expenses were partially offset by decreases in special charges and realignment costs of $65 million and $47 million of productivity savings, including Evoqua cost synergies.
Research and Development ("R&D") Expenses
R&D expense was $55 million, or 2.6% of revenue, in the third quarter of 2024, as compared to $61 million, or 2.9% of revenue in the third quarter of 2023, and was $172 million, or 2.7% of revenue, in the nine months ended September 30, 2024, as compared to $172 million, or 3.3% of revenue in the nine months ended September 30, 2023. The R&D spend has remained fairly consistent year over year.
Restructuring and Asset Impairment Charges
Restructuring
During the three and nine months ended September 30, 2024, we incurred restructuring charges of $4 million and $36 million, respectively. For the three and nine months ended September 30, 2024, the charges incurred primarily related to strengthening our competitive positioning and the integration of Evoqua.
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
Actions commenced in 2024 and 2023 consist primarily of severance and asset impairment charges. We currently expect to incur between $40 and $50 million in restructuring costs for the full year related to these actions.

Refer to Note 5, "Restructuring and Asset Impairment Charges" for more information.
The following is a roll-forward for the nine months ended September 30, 2024 and 2023 of employee position eliminations associated with restructuring activities:

	2024	2023
Planned reductions - January 1	113	102
Additional planned reductions	276	272
Actual reductions and reversals	(190)	(175)
Planned reductions - September 30	199	199
Asset Impairment
Refer to Note 9, "Goodwill and Other Intangible Assets" for more information on intangible asset impairment charges incurred during the three and nine months ended September 30,2024.

Operating Income, Net Income, and Adjusted EBITDA
Operating income was $280 million (operating margin of 13.3%) during the third quarter of 2024, an increase of $89 million, or 46.6%, when compared to operating income of $191 million (operating margin of 9.2%) during the prior year. Operating margin increased 410 basis points, which included net favorable impacts of 270 basis points from decreases in restructuring and realignment costs, special charges and acquired intangible asset amortization compared to the prior year. Additionally, operating margin expansion included 510 basis points of favorable operational impacts driven by 290 basis points of productivity savings and 150 basis points of price realization. These favorable impacts were partially offset by 370 basis points of unfavorable operational impacts, driven by 230 basis points of inflation, followed by 60 basis points of increased spending on strategic investments. Excluding acquired intangible asset amortization, restructuring and realignment costs, and special charges, adjusted operating income was $350 million (adjusted operating margin of 16.6%) for the third quarter of 2024 as compared to adjusted operating income of $315 million (adjusted operating margin of 15.2%) during the comparable quarter in the prior year.
Net income for the third quarter was $217 million (net income margin of 10.3%), an increase of $65 million as compared to net income in the prior year of $152 million (net income margin of 7.3%). The increase in net income was driven by increased operating income of $89 million and decreased interest expense of $4 million, partially offset by increased income tax expense of $19 million and decreased non-operating income of $7 million and increased loss from sale of businesses of $2 million. Adjusted EBITDA was $447 million (adjusted EBITDA margin of 21.2%) during the third quarter of 2024, an increase of $36 million, or 8.8%, when compared to adjusted EBITDA of $411 million (adjusted EBITDA margin of 19.8%) during the comparable quarter in the prior year, an increase to adjusted EBITDA margin of 140 basis points. Adjusted EBITDA margin was impacted by the same offsetting factors impacting the adjusted operating margin.
Operating income was $742 million (operating margin of 11.8%) during the nine months ended September 30, 2024, an increase of $301 million, or 68.3%, when compared to operating income of $441 million (operating margin of 8.4%) during the prior year. Operating margin increased 340 basis points, which included net favorable impacts of 210 basis points from decreases in special charges and restructuring and realignment costs, partially offset by increased acquired intangible asset amortization compared to the prior year. Additionally, operating margin expansion included 470 basis points of favorable operational impacts driven by 260 basis points of productivity savings, 120 basis points of price realization, and 80 basis points of increased volume. These favorable impacts were partially offset by 340 basis points of unfavorable operational impacts, driven by 200 basis points of inflation, followed by 70 basis points of increased spending on strategic investments. Excluding acquired intangible asset amortization, restructuring and realignment costs, and special charges, adjusted operating income was $996 million (adjusted operating margin of 15.8%) for the nine months ended September 30, 2024 as compared to adjusted operating income of $759 million (adjusted operating margin of 14.5%) during the comparable period in the prior year.

Net income for the nine months ended September 30, 2024 was $564 million (net income margin of 8.9%), an increase of $221 million as compared to Net income in the prior year of $343 million (net income margin of 6.5%). The increase in net income was driven by increased operating income of $301 million, partially offset by decreased non-operating income of $8 million, increased loss from sale of businesses of $6 million, and increased income tax expense of $66 million. Adjusted EBITDA was $1,290 million (adjusted EBITDA margin of 20.5%) during the nine months ended September 30, 2024, an increase of $314 million, or 32%, when compared to adjusted EBITDA of $976 million (adjusted EBITDA margin of 18.6%) during the comparable prior year period, an increase to adjusted EBITDA margin of 190 basis points. Adjusted EBITDA margin was impacted by the same offsetting factors impacting the adjusted operating margin; however, adjusted EBITDA margin also benefited from the exclusion of incremental depreciation and amortization as compared to the prior year.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2024	2023	Change		2024	2023	Change
Water Infrastructure
Operating income	$96	$84	14.3%		$234	$200	17.0%
Operating margin	15.4%	13.7%	170	bp	12.8%	13.0%	(20)	bp
Restructuring and realignment costs	6	2	200.0%		15	7	114.3%
Purchase accounting intangible amortization	11	15	(26.7)%		47	24	95.8%
Special charges	(2)	6	(133.3)%		4	18	(77.8)%
Adjusted operating income	$111	$107	3.7%		$300	$249	20.5%
Adjusted operating margin	17.8%	17.5%	30	bp	16.4%	16.2%	20	bp
Applied Water
Operating income	$71	$73	(2.7)%		$203	$240	(15.4)%
Operating margin	15.9%	15.7%	20	bp	15.2%	17.2%	(200)	bp
Restructuring and realignment costs	2	6	(66.7)%		6	11	(45.5)%
Adjusted operating income	$73	$79	(7.6)%		$209	$251	(16.7)%
Adjusted operating margin	16.3%	17.0%	(70)	bp	15.6%	18.0%	(240)	bp
Measurement and Control Solutions
Operating income	$66	$35	88.6%		$215	$90	138.9%
Operating margin	14.4%	8.5%	590	bp	15.3%	7.7%	760	bp
Restructuring and realignment costs	(1)	6	(116.7)%		3	14	(78.6)%
Purchase accounting intangible amortization	15	14	7.1%		43	43	—%
Special charges	2	1	100.0%		3	3	—%
Adjusted operating income	$82	$56	46.4%		$264	$150	76.0%
Adjusted operating margin	17.9%	13.6%	430	bp	18.8%	12.8%	600	bp
Water Solutions and Services
Operating income	$63	$33	90.9%		$160	$77	107.8%
Operating margin	10.9%	5.6%	530	bp	9.2%	6.8%	240	bp
Restructuring and realignment costs	4	9	(55.6)%		30	17	76.5%
Purchase accounting intangible amortization	26	37	(29.7)%		73	53	37.7%
Special charges	1	9	(88.9)%		13	16	(18.8)%
Adjusted operating income	$94	$88	6.8%		$276	$163	69.3%
Adjusted operating margin	16.3%	15.0%	130	bp	15.9%	14.4%	150	bp
Corporate and other
Operating loss	$(16)	$(34)	(52.9)%		$(70)	$(166)	(57.8)%
Restructuring and realignment costs	—	11	NM		1	33	(97.0)%
Special charges	6	8	(25.0)%		16	79	(79.7)%
Adjusted operating loss	$(10)	$(15)	(33.3)%		$(53)	$(54)	(1.9)%
Total Xylem
Operating income	$280	$191	46.6%		$742	$441	68.3%
Operating margin	13.3%	9.2%	410	bp	11.8%	8.4%	340	bp
Restructuring and realignment costs	11	34	(67.6)%		55	82	(32.9)%
Purchase accounting intangible amortization	52	66	(21.2)%		163	120	35.8%
Special charges	7	24	(70.8)%		36	116	(69.0)%
Adjusted operating income	$350	$315	11.1%		$996	$759	31.2%
Adjusted operating margin	16.6%	15.2%	140	bp	15.8%	14.5%	130	bp
NM - Not meaningful percentage change

The table below provides a reconciliation of net income to consolidated EBITDA and adjusted EBITDA:

	Three Months Ended				Nine Months Ended
(in millions)	September 30				September 30
	2024	2023	Change		2024	2023	Change
Net Income	$217	$152	43%		$564	$343	64%
Net Income margin	10.3%	7.3%	300	bp	8.9%	6.5%	240	bp
Depreciation	68	63	8%		191	132	45%
Amortization	73	84	(13)%		229	167	37%
Interest expense, net	5	6	(17)%		18	13	38%
Income tax expense	52	33	58%		148	82	80%
EBITDA	$415	$338	23%		$1,150	$737	56%
Share-based compensation	12	18	(33)%		43	45	(4)%
Restructuring & realignment	11	33	(67)%		55	80	(31)%
Special charges	7	22	(68)%		36	114	(68)%
(Gain)/Loss on sale of businesses	2	—	NM		6	—	NM
Adjusted EBITDA	$447	$411	9%		$1,290	$976	32%
Adjusted EBITDA margin	21.2%	19.8%	140	bp	20.5%	18.6%	190	bp

The tables below provide a reconciliation of each segment's operating income (loss) to EBITDA and adjusted EBITDA:

	Three Months Ended
	September 30, 2024
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$96	$71	$66	$63
Operating margin	15.4%	15.9%	14.4%	10.9%
Gain/(Loss) on sale of businesses	—	—	—	(2)
Depreciation	12	6	7	43
Amortization	13	1	26	30
Other non-operating income (expense), excluding interest	(1)	1	(4)	(1)
EBITDA	$120	$79	$95	$133
Share-based compensation	3	2	1	2
Restructuring & realignment	6	2	(1)	4
Special charges	(2)	—	2	1
(Gain)/Loss on sale of businesses	—	—	—	2
Adjusted EBITDA	$127	$83	$97	$142
Adjusted EBITDA margin	20.4%	18.6%	21.2%	24.7%

	Three Months Ended
	September 30, 2023
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$84	$73	$35	$33
Operating margin	13.7%	15.7%	8.5%	5.6%
Depreciation	10	7	7	39
Amortization	17	—	24	39
Other non-operating income (expense), excluding interest	(1)	—	—	1
EBITDA	$110	$80	$66	$112
Share-based compensation	4	1	1	3
Restructuring & realignment	2	6	5	9
Special Charges	6	—	1	9
Adjusted EBITDA	$122	$87	$73	$133
Adjusted EBITDA margin	19.9%	18.7%	17.7%	22.7%

	Three Months Ended
	2024 versus 2023
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions and Services
Operating Income (Loss)	$12	$(2)	$31	$30
Operating margin	170 bps	20 bps	590 bps	530 bps
Gain/(Loss) on sale of businesses	—	—	—	(2)
Depreciation	2	(1)	—	4
Amortization	(4)	1	2	(9)
Other non-operating income (expense), excluding interest	—	1	(4)	(2)
EBITDA	$10	$(1)	$29	$21
Share-based compensation	(1)	1	—	(1)
Restructuring & realignment	4	(4)	(6)	(5)
Special charges	(8)	—	1	(8)
(Gain)/Loss on sale of businesses	—	—	—	2
Adjusted EBITDA	$5	$(4)	$24	$9
Adjusted EBITDA margin	50 bps	(10) bps	350 bps	200 bps

	Nine Months Ended
	September 30, 2024
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$234	$203	$215	$160
Operating margin	12.8%	15.2%	15.3%	9.2%
Gain/(Loss) on sale of businesses	—	—	—	(6)
Depreciation	32	19	20	119
Amortization	61	2	78	80
Other non-operating income (expense), excluding interest	(2)	—	(7)	—
EBITDA	$325	$224	$306	$353
Share-based compensation	10	5	3	8
Restructuring & realignment	15	6	3	30
Special charges	4	—	3	13
(Gain)/Loss on sale of businesses	—	—	—	6
Adjusted EBITDA	$354	$235	$315	$410
Adjusted EBITDA margin	19.4%	17.6%	22.5%	23.6%

	Nine Months Ended
	September 30, 2023
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$200	$240	$90	$77
Operating margin	13.0%	17.2%	7.7%	6.8%
Gain from sale of business	—	—	—	—
Depreciation	25	18	20	68
Amortization	29	2	72	57
Other non-operating income (expense), excluding interest	—	(1)	(1)	1
EBITDA	$254	$259	$181	$203
Share-based compensation	9	2	5	8
Restructuring & realignment	7	11	12	17
Special Charges	18	—	3	16
Gain from sale of business	—	—	—	—
Adjusted EBITDA	$288	$272	$201	$244
Adjusted EBITDA margin	18.7%	19.5%	17.1%	21.5%

	Nine Months Ended
	2024 versus 2023
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions and Services
Operating Income (Loss)	$34	$(37)	$125	$83
Operating margin	(20) bps	(200) bps	760 bps	240 bps
Gain/(Loss) on sale of businesses	—	—	—	(6)
Depreciation	7	1	—	51
Amortization	32	—	6	23
Other non-operating income (expense), excluding interest	(2)	1	(6)	(1)
EBITDA	$71	$(35)	$125	$150
Share-based compensation	1	3	(2)	—
Restructuring & realignment	8	(5)	(9)	13
Special charges	(14)	—	—	(3)
(Gain)/Loss on sale of businesses	—	—	—	6
Adjusted EBITDA	$66	$(37)	$114	$166
Adjusted EBITDA margin	70 bps	(190) bps	540 bps	210 bps

Water Infrastructure
Operating income for our Water Infrastructure segment was $96 million (operating margin of 15.4%) during the third quarter of 2024, an increase of $12 million, or 14.3%, when compared to operating income of $84 million (operating margin of 13.7%) during the prior year, or a total increase in operating margin of 170 basis points. Operating margin expansion included favorable impacts of 140 basis points from decreases in special charges and acquired intangible asset amortization, partially offset by increased restructuring and realignment costs as compared to the prior year. Additionally, operating margin expansion included 460 basis points from favorable operating impacts driven by 330 basis points of productivity savings and 90 basis points of price realization. Margin expansion was partially offset by 430 basis points of unfavorable operational impacts, driven by 230 basis points of inflation, 90 basis points of unfavorable mix, and 50 basis points of inventory management costs. Excluding amortization of acquired intangibles, restructuring and realignment cost and special charges, adjusted operating income was $111 million (adjusted operating margin of 17.8%) for the third quarter of 2024 as compared to adjusted operating income of $107 million (adjusted operating margin of 17.5%) for the third quarter of 2023.
Adjusted EBITDA was $127 million (adjusted EBITDA margin of 20.4%) for the third quarter of 2024, an increase of $5 million, or 4.1%, when compared to adjusted EBITDA of $122 million (adjusted EBITDA margin of 19.9%) during the prior year. Adjusted EBITDA margin was impacted by the same offsetting factors impacting the adjusted operating margin; however, adjusted EBITDA margin also benefited from the exclusion of incremental depreciation and amortization as compared to the prior year.

Operating income for our Water Infrastructure segment was $234 million (operating margin of 12.8%) during the nine months ended September 30, 2024, an increase of $34 million, or 17.0%, when compared to operating income of $200 million (operating margin of 13.0%) during the prior year, or a total decrease in operating margin of 20 basis points. Operating margin declines included net unfavorable impacts of 40 basis points from increases in acquired intangible asset amortization and restructuring and realignment costs partially offset by decreases in special charges as compared to the prior year. Additionally, operating margin declines included 430 basis points of unfavorable operational impacts, driven by 190 basis points of inflation, 50 basis points of decreased operating margin related to the Evoqua acquisition, 30 basis points of increased employee related costs, and 30 basis points of increased spending on strategic investments. Margin declines were largely offset by 450 basis points from favorable operating impacts driven by of 270 basis points of productivity savings, 70 basis points of price realization, 50 basis points of favorable mix, and 40 basis points of favorable currency impacts. Excluding amortization of acquired intangibles, restructuring and realignment cost and special charges, adjusted operating income was $300 million (adjusted operating margin of 16.4%) for the nine months ended September 30, 2024 as compared to adjusted operating income of $249 million (adjusted operating margin of 16.2%) for the nine months ended September 30, 2023.
Adjusted EBITDA was $354 million (adjusted EBITDA margin of 19.4%) for the nine months ended September 30, 2024, an increase of $66 million, or 23%, when compared to adjusted EBITDA of $288 million (adjusted EBITDA margin of 18.7%) during the prior year. Adjusted EBITDA margin was impacted by the same offsetting factors impacting the adjusted operating margin; however, adjusted EBITDA margin also benefited from the relative incremental increase in depreciation and software amortization expense.
Applied Water
Operating income for our Applied Water segment was $71 million (operating margin of 15.9%) during the third quarter of 2024, a decrease of $2 million, or 2.7%, when compared to operating income of $73 million (operating margin of 15.7%) during the prior year, or a total increase in operating margin of 20 basis points. Operating margin expansion included favorable impacts of 90 basis points from decreases in restructuring and realignment costs as compared to the prior year. Operating margin expansion included 390 basis points of favorable operational impacts, driven by 220 basis points of productivity savings and 60 basis points of price realization. Operating margin expansion was offset by 460 basis points of unfavorable operational impacts, driven by 170 basis points of inflation, 140 basis points of decreased volume and 70 basis points of unfavorable mix. Excluding restructuring and realignment costs, adjusted operating income was $73 million (adjusted operating margin of 16.3%) for the third quarter of 2024 as compared to adjusted operating income of $79 million (adjusted operating margin of 17.0%) for the third quarter of 2023.
Adjusted EBITDA was $83 million (adjusted EBITDA margin of 18.6%) for the third quarter of 2024, a decrease of $4 million, or 4.6%, when compared to adjusted EBITDA of $87 million (adjusted EBITDA margin of 18.7%) during the prior year. The decrease in adjusted EBITDA margin was primarily due to the same factors impacting the decrease in adjusted operating margin; however, adjusted EBITDA margin was not negatively impacted by increased share-based compensation expense.
Operating income for our Applied Water segment was $203 million (operating margin of 15.2%) during the nine months ended September 30, 2024, a decrease of $37 million, or 15.4%, when compared to operating income of $240 million (operating margin of 17.2%) during the prior year, or a total decrease in operating margin of 200 basis points. Operating margin declines included favorable impacts of 40 basis points from a decrease in restructuring and realignment costs as compared to the prior year. Additionally, operating margin declines included 540 basis points from unfavorable operational impacts, driven by 200 basis points of inflation, 160 basis points of unfavorable mix and 110 basis points of decreased volume. The decline in margin was partially offset by 300 basis points of favorable operational impacts consisting of 270 basis points of productivity savings and 30 basis points of price realization. Excluding restructuring and realignment costs, adjusted operating income was $209 million (adjusted operating margin of 15.6%) for the nine months ended September 30, 2024 as compared to adjusted operating income of $251 million (adjusted operating margin of 18.0%) for the nine months ended September 30, 2023.

Adjusted EBITDA was $235 million (adjusted EBITDA margin of 17.6%) for the nine months ended September 30, 2024, a decrease of $37 million, or 14%, when compared to adjusted EBITDA of $272 million (adjusted EBITDA margin of 19.5%) during the prior year. The decrease in adjusted EBITDA margin was primarily due to the same factors impacting the decrease in adjusted operating margin; however, adjusted EBITDA margin was not negatively impacted by increased share-based compensation expense, or the relative impact of depreciation, and software amortization expense.
Measurement and Control Solutions
Operating income for our Measurement and Control Solutions segment was $66 million (operating margin of 14.4%) during the third quarter of 2024, an increase of $31 million, or 88.6%, when compared to operating income of $35 million (operating margin of 8.5%) during the prior year, or a total increase in operating margin of 590 basis points. Operating margin expansion included favorable impacts of 160 basis points from a decrease in restructuring and realignment costs, offset by slight increases to acquired intangible asset amortization and special charges as compared to the prior year on increased revenue. Additionally, operating margin expansion included 920 basis points of favorable operational impacts, primarily consisting of 340 basis points of productivity savings, 330 basis points of price realization and 190 basis points of increased volume. Margin expansion was partially offset by negative operational impacts of 490 basis points driven by 330 basis points of inflation and 100 basis points of increased spending on strategic investments. Excluding acquired intangible asset amortization, restructuring and realignment costs and special charges, adjusted operating income was $82 million (adjusted operating margin of 17.9%) for the third quarter of 2024 as compared to adjusted operating income of $56 million (adjusted operating margin of 13.6%) for the third quarter of 2023.
Adjusted EBITDA was $97 million (adjusted EBITDA margin of 21.2%) for the third quarter of 2024, an increase of $24 million, or 32.9%, when compared to adjusted EBITDA of $73 million (adjusted EBITDA margin of 17.7%) during the prior year. The increase in adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from the relative impact of decreases in depreciation and software amortization on increased revenue.
Operating income for our Measurement and Control Solutions segment was $215 million (operating margin of 15.3%) during the nine months ended September 30, 2024, an increase of $125 million, or 138.9%, when compared to operating income of $90 million (operating margin of 7.7%) during the prior year, or a total increase in operating margin of 760 basis points. Operating margin expansion included favorable impacts of 160 basis points from reduced restructuring and realignment costs and flat special charges, and acquired intangible asset amortization on increased revenue as compared to the prior year. Additionally, operating margin expansion included 1,010 basis points of favorable operational impacts, consisting of 340 basis points of productivity savings, 300 basis points of price realization, 290 basis points of increased volume, and 80 basis points of favorable mix. Margin expansion was partially offset by negative operational impacts of 410 basis points driven by 240 basis points of inflation, 70 basis points of increased inventory management costs, and 70 basis points of increased spending on strategic investments. Excluding acquired intangible asset amortization, restructuring and realignment costs and special charges, adjusted operating income was $264 million (adjusted operating margin of 18.8%) for the nine months ended September 30, 2024 as compared to adjusted operating income of $150 million (adjusted operating margin of 12.8%) for the nine months ended September 30, 2023.
Adjusted EBITDA was $315 million (adjusted EBITDA margin of 22.5%) for the nine months ended September 30, 2024, an increase of $114 million, or 57%, when compared to adjusted EBITDA of $201 million (adjusted EBITDA margin of 17.1%) during the prior year. The increase in adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from decreases in share-based compensation or the relative impact of depreciation and software amortization on increased revenue.
Water Solutions and Services
Operating income for our Water Solutions and Services segment was $63 million (operating margin of 10.9%) during the third quarter of 2024, an increase of $30 million, or 90.9%, when compared to operating income of $33 million (operating margin of 5.6%) during the prior year, or a total increase in operating margin of 530 basis points. Operating margin expansion included favorable impacts of 400 basis points from decreased acquired intangible asset amortization, special charges, and restructuring and realignment as compared to the prior year. Additionally, operating margin expansion included 510 basis points of favorable operational impacts, driven by 220 basis points of productivity savings and 130 basis points of price realization. Margin expansion was offset by negative operational impacts of 380 basis points driven by 190 basis points of inflation, 70 basis points of increased spending on strategic investments, 60 basis points of unfavorable foreign currency exchange, and 50 basis points of decreased volume. Excluding acquired intangible asset amortization, restructuring and realignment costs, and special charges, adjusted operating income was $94 million (adjusted operating margin of 16.3%) for the third quarter of 2024 as compared to adjusted operating income of $88 million (adjusted operating margin of 15.0%) for the third quarter of 2023.
Adjusted EBITDA was $142 million (adjusted EBITDA margin of 24.7%) for the third quarter of 2024, an increase of $9 million, or 6.8%, when compared to adjusted EBITDA of $133 million (adjusted EBITDA margin of 22.7%) during the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin expansion was lower due to the relative impacts of incremental increases in depreciation and software amortization expense, stock-based compensation expense and other non-operating expense in the quarter.
Operating income for our Water Solutions and Services segment was $160 million (operating margin of 9.2%) during the nine months ended September 30, 2024, an increase of $83 million, or 107.8%, when compared to operating income of $77 million (operating margin of 6.8%) during the prior year, or a total increase in operating margin of 240 basis points. Operating margin expansion included favorable impacts of 90 basis points due to decreases in special charges and increases in acquired intangible asset amortization and restructuring and realignment costs as compared to the prior year. Additionally, operating margin expansion included 460 basis points of favorable operational impacts, driven by 150 basis points of increased volume, 140 basis points of productivity savings and 110 basis points of price realization. Margin expansion was offset by negative operational impacts of 310 basis points driven by 140 basis points of inflation and 90 basis points of increased spending on strategic investments. Excluding acquired intangible asset amortization, special charges, and restructuring and realignment costs, adjusted operating income was $276 million (adjusted operating margin of 15.9%) for the nine months ended September 30, 2024 as compared to adjusted operating income of $163 million (adjusted operating margin of 14.4%) for the nine months ended September 30, 2023.
Adjusted EBITDA was $410 million (adjusted EBITDA margin of 23.6%) for the nine months ended September 30, 2024, an increase of $166 million, or 68%, when compared to adjusted EBITDA of $244 million (adjusted EBITDA margin of 21.5%) during the prior year. The increase in adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin was not negatively impacted by increased depreciation and software amortization expense or the relative impact of share-based compensation expense on increased revenue.
Corporate and Other
Operating loss for corporate and other decreased $18 million, or 53%, during the third quarter of 2024 compared to the prior year period. The decrease in operating loss was primarily due to decreased restructuring and realignment costs and special charges, primarily relating to the acquisition and integration of Evoqua, as compared to the prior year. Excluding special charges and restructuring and realignment costs, adjusted operating loss for corporate and other decreased $5 million, or 33.3%, for the three months ended September 30, 2024 due to decreased spending on strategic initiatives and timing of profit-based expenses in the quarter.
Operating loss for corporate and other decreased $96 million, or 58%, during nine months ended September 30, 2024 compared to the prior year period. The decrease in operating loss was primarily due to decreased special charges and decreased restructuring costs which primarily relate to the acquisition and integration of Evoqua. Excluding special charges and restructuring and realignment costs, adjusted operating loss for corporate and other decreased $1 million, or 1.9%, for the nine months ended September 30, 2024 driven primarily due to productivity savings.
Interest Expense
Interest expense was $10 million for the three months ended September 30, 2024, compared to $14 million for the comparable prior year period. The decrease in interest expense was primarily driven by lower debt due to the repayment of the term loan entered into in May 2023 for use in funding the acquisition of Evoqua, which was repaid on April 19, 2024, as well as a reduction of interest on commercial paper.
Interest expense remained consistent at $35 million for both the nine months ended September 30, 2024 and 2023.

See Note 10, “Derivative Financial Instruments” and Note 12, "Credit Facilities and Debt," of our condensed consolidated financial statements for a description of our net investment hedges and credit facilities and long-term debt, respectively.
Income Tax Expense
The income tax provision for the three months ended September 30, 2024 was $52 million resulting in an effective tax rate of 19.3%, compared to $33 million of expense resulting in an effective tax rate of 17.8% for the same period in 2023. The income tax provision for the nine months ended September 30, 2024 was $148 million resulting in an effective tax rate of 20.7%, compared to a $82 million expense resulting in an effective tax rate of 19.3% for the same period in 2023. The effective tax rate for the three and nine month periods ended September 30, 2024 was higher than the effective tax rate for the same period in 2023, primarily due to earnings mix.
Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Nine Months Ended
	September 30,
(in millions)	2024	2023	Change
Operating activities	$688	$382	$306
Investing activities	(193)	(539)	346
Financing activities	(520)	(71)	(449)
Foreign exchange (a)	(5)	(11)	6
Total	$(30)	$(239)	$209
(a)The impact is primarily due to strengthening of the Chinese Yuan and various other currencies against the U.S. Dollar These impacts were partially offset by the weakening of the Euro.
Sources and Uses of Liquidity
Operating Activities
Cash generated by operating activities was $688 million for the nine months ended September 30, 2024 as compared to cash generated by operating activities of $382 million in the comparable prior year period. The increase in cash provided was primarily driven by higher cash earnings in the current year, the investment in a distribution agreement of select technology and payments made for Evoqua's pre-closing transaction costs in 2023 that did not recur in 2024, partially offset by the use of working capital, primarily related to inventory build up.
Investing Activities
Cash used in investing activities was $193 million for the nine months ended September 30, 2024 as compared to $539 million in the comparable prior year period. The decrease in cash used reflects payments related to the 2023 Evoqua acquisition, and reduced cash paid for equity investments in 2024. Cash received from the termination of acquired interest rate swaps in 2023 that did not recur in 2024, lower proceeds from the sale of a businesses and higher capital expenditures partially offset these items.
Financing Activities
Cash used by financing activities was $520 million for the nine months ended September 30, 2024 as compared to cash received of $71 million in the comparable prior year period. The increase in cash used reflects cash received from a new term loan agreement in 2023 that did not recur in 2024, the repayment of a term loan in the current year, and higher dividend payments. The repayment of a receivables securitization program in 2023 partially offset these items.
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
Based on our current global cash positions, cash flows from operations and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements and service debt and other obligations in both the U.S. and outside of the U.S. during the year. Currently, we have available liquidity of approximately $2 billion, consisting of $989 million of cash and $1 billion of available credit facilities as disclosed in Note 12, "Credit Facilities and Debt", of our condensed consolidated financial statements.
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
2024 Outlook
We are updating our total revenue growth to be 15%, and organic revenue growth to be approximately 5% in 2024. Our outlook reflects our current visibility and expectations based on the current market environment and other factors and is largely consistent with the outlook provided in our 2023 Annual Report. Our ability to meet our expectations is subject to a number of risks, including, but not limited to, those described in "Item 1A. Risk Factors" in our 2023 Annual Report.
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
ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended September 30, 2024:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
7/1/24 - 7/31/24	—	—	—	$182
8/1/24 - 8/31/24	—	—	—	$182
9/1/24 - 9/30/24	—	—	—	$182
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under this program for the three months ended September 30, 2024. There are up to $182 million in shares that may still be purchased under this plan as of September 30, 2024.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.             OTHER INFORMATION
(c) Trading Plans
During the quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6.             EXHIBITS
See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number		Description	Location

3.1		Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2		Fifth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on November 15, 2022 (CIK No. 1524472, File No. 1-35229).

10.1	#	Transition Services Agreement entered into between Franz W. Cerwinka and Xylem Inc. dated October 14, 2024	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 8-K filed on October 15, 2024 (CIK 1524472, File No. 1-35229)

31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

101.0	The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104.0		The cover page from Xylem Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2024 formatted in Inline XBRL and contained in Exhibit 101.0.

# Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri-Michelle McShane
Geri-Michelle McShane
Vice President, Controller and Chief Accounting Officer

October 31, 2024