Form 10-K
period 2024-12-31
Xylem Inc.
filed 2025-03-03
CIK 1524472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2024 was approximately $32.8 billion. As of February 28, 2025, there were 243,046,226 outstanding shares of the registrant’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Shareowners, to be held in May 2025, are incorporated by reference into Part II and Part III of this Report.

Xylem Inc.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2024

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include, among others, the following: the impact of overall industry and general economic conditions on our markets, customers’ operating conditions and demand; geopolitical events, conditions and volatility, including protectionism and other anti-global sentiment, possible escalation of the conflicts involving Russia and Ukraine, and the Middle East, and regulatory, economic and other risks associated with our global sales, supply chain and operations; manufacturing and operating cost increases due to macroeconomic conditions, including inflation, energy supply, supply chain shortages, logistics challenges, tight labor markets, prevailing price changes, new or additional tariffs and other factors; demand for our products, disruption, competition or pricing pressures in the markets we serve; cybersecurity incidents or other disruptions of information technology systems on which we rely, or involving our connected products and services; lack of availability or delays in receiving parts and raw materials from our supply chain, including electronic components (in particular, semiconductors); disruptions in operations at our facilities or that of third parties upon which we rely; uncertainty related to the realization of revenue synergies related to our acquisition of Evoqua Water Technologies Corp. ("Evoqua"); safe and compliant treatment and handling of water, wastewater and hazardous materials; failure to successfully execute large projects, including meeting performance guarantees and customers’ budgets, timelines and safety requirements; our ability to retain and attract leadership and other key talent, as well as competition for overall talent and labor; defects, security, warranty and liability claims, and recalls related to our products; uncertainty around our simplification, productivity, restructuring and realignment actions and related costs, savings and business impacts; our ability to execute strategic investments for growth, including acquisitions and divestitures; availability, regulation or interference with radio spectrum used by certain of our products; volatility in served markets or impacts on our business and operations due to weather conditions, including the effects of climate change; risks related to our sustainability commitments and related voluntary or required disclosures; fluctuations in foreign currency exchange rates; difficulty predicting our financial results; risk of future impairments to goodwill and other intangible assets; changes in our effective tax rates or tax expenses; regulatory and financial market risks related to our pension and other defined benefit plans; failure to comply with, or changes in, laws or regulations, including related to our business conduct, operations, products and services, including anti-corruption, data privacy and security, trade, competition, the environment, climate change and health and safety; legal, governmental or regulatory claims, investigations or proceedings and associated contingent liabilities; matters related to intellectual property infringement or expiration of rights; and other factors set forth under “Item 1A. Risk Factors” in this Report and in subsequent filings we make with the Securities and Exchange Commission (“SEC”).
Forward-looking and other statements in this Report regarding our environmental and other sustainability plans and goals are not an indication that these statements are necessarily material to investors, to our business, operating results, financial condition, outlook, or strategy, to our impacts on sustainability matters or other parties, or are required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking social, environmental and sustainability-related statements may be based on: standards for measuring progress that are still developing; internal controls and processes that continue to evolve; third-party data, review, representations, or certifications; information from acquired entities, which may be subject to ongoing review, may not yet or ever be integrated into our reporting processes, and may not be reconcilable with our processes; and assumptions that are subject to change in the future. All forward-looking statements made herein are based on information currently available to us as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1.    BUSINESS
Business Overview
Xylem is a leading global water technology company with 2024 revenues of $8.6 billion and approximately 23,000 employees worldwide. We design, manufacture and service engineered products and solutions across a wide variety of critical applications primarily in the water sector. Our broad portfolio of products, services and solutions addresses customer needs of scarcity, resilience, quality, and affordability across the water cycle, from the delivery, treatment, measurement and use of drinking water, to the collection, testing, analysis and treatment of wastewater, to the return of water to the environment.
We have differentiated market positions in core applications including transport and dewatering, process water and wastewater treatment, analytics, smart metering, digital software solutions and comprehensive services. Setting us apart is a unique set of global assets that include:
•Market-leading brands, some of which have been in use for more than 100 years
•Global distribution networks consisting of direct sales forces and independent channel partners serving a diverse customer base in approximately 150 countries
•A substantial global installed base of products and solutions across the water cycle that provides for steady parts, replacement and service revenue
•A strong history of providing innovative products, solutions, services and business models to customers
•A dedicated, experienced, qualified and technologically advanced group of employees focused on safely satisfying our customers' requirements to transport, treat or measure clean water or wastewater and measure energy usage
•A strong financial position and cash generation profile that enables us to fund strategic organic and inorganic growth initiatives, and consistently return capital to shareholders
•A demonstrated commitment to corporate governance, social and environmental sustainability and delivering a positive impact to our customers, communities and employees
Except as otherwise indicated or unless the context otherwise requires, “Xylem,” “we,” “us,” “our” and “the Company” refer to Xylem Inc. and its subsidiaries.
Our Industry
Our vision is to create a world in which water issues are no longer a constraint to health, prosperity and sustainable development. Our purpose is to empower our customers and communities to build a more water secure world.
Our planet faces serious water challenges. Less than 1% of the total water available on earth is fresh water, and the supply is threatened by factors such as the draining of aquifers, increased pollution and the effects of climate change. Demand for fresh water is rising rapidly due to population growth, industrial expansion, and increased agricultural development, with consumption estimated to double every 20 years. It is expected that there will be a 40% gap between global water supply and demand by 2030. Even in developed countries with sufficient clean water supply, existing water supply infrastructure is aging and often inefficient. In the U.S., deteriorating pipe systems, theft or inaccurate meters result in approximately one out of every six gallons of treated and transported water being lost prior to reaching the end customer. This problem of "non-revenue" water is a major financial challenge of many utilities globally, especially in developing markets where non-revenue water can represent 10% to 60% or more of net water produced and the treatment and energy costs to transport water is substantial. These and other challenges create opportunities for growth in the global water industry. We estimate the total addressable market size of the global water industry, excluding operational expenditures related to labor, energy, and chemicals, to be approximately $750 billion.
Global water needs cannot be met without streamlining the water industry’s cost structure with technologies that fundamentally change the provision and management of water. We compete in areas that are pivotal to improving "water affordability," "water quality," and "resilience", while reducing the impact of "water scarcity". "Water affordability" refers to the more efficient delivery, use and treatment of clean water and wastewater. "Water quality" refers to the suitability of water for a particular use based on its physical, chemical and biological characteristics. "Resilience" refers to the management of water-related risks, including climate change mitigation, and the resilience of water infrastructure. "Water scarcity" refers to the management of the limited supply of water due to climate change, overpopulation and pollution. Our customers often face all four of these challenges, ranging from inefficient and aging water distribution networks and energy-intensive or unreliable water and wastewater management systems (requiring improvements in water affordability); droughts and pollution which limit the amount of water readily available (causing water scarcity); or exposure to natural disasters such as floods (requiring improvements in resilience). Additionally, we also provide solutions to enhance communications and efficiency, improve safety and conserve resources to customers in the water sector. Delivering value in these areas creates significant opportunity for the Company.
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
Water Industry Supply Chain

Business Strategy
Our overarching strategy is to help customers solve the world's greatest water challenges with innovative products, services and solutions to deliver sustainable economic, social and environmental benefits. The following strategic pillars guide where and how we focus our efforts and resources to implement this strategy:
•Customer Centricity. We are putting the needs and experiences of our customers at the forefront of everything we do. By listening to our customers and understanding their challenges, we aim to deliver innovative solutions that not only meet but exceed their expectations. This approach helps us build strong, lasting relationships and helps align our products and services with customer needs. We leverage the 80/20 principle to focus on the most impactful opportunities to drive value for our customers. Additionally, we seek to create synergies across our businesses to enhance customer value and streamline operations. We are committed to simplifying how we do business and equipping our sales teams with the tools, training, and insights needed to engage customers effectively. We emphasize transactional excellence to aim for every customer interaction to be seamless, efficient, and value-driven. We aspire for our customers to be enthusiastic advocates for our brand.

•Profitable Growth. We prioritize profitable growth to drive long-term success. By applying the 80/20 principle, we focus on the most impactful opportunities to create significant value. We aim to expand our market share, optimize our product portfolio, and drive revenue growth through strategic investments and partnerships. By implementing strategic pricing, we maximize profitability and enhance our competitive position. Additionally, we are dedicated to building high-margin, recurring revenue in growing markets, intelligent solutions, and services. Our goal is to deliver consistent financial performance that benefits our shareholders and supports our long-term vision, building a stable and prosperous future for the company.
•Operational Excellence. We are committed to being a leading operator by continuously improving our processes, systems, and capabilities to enhance efficiency and effectiveness. By applying the 80/20 principle to streamline our business, we aim to enhance throughput, reduce inventory, and improve product quality. Implementing lean continuous improvement practices allows us to reduce waste and enhance the speed and ease of doing business, making our operations more efficient and effective. We are dedicated to modernizing our systems to support productivity for growth and maintain operations that are agile and responsive. Through our Xylem Management System and Goal Deployment Process, we align our efforts with strategic objectives, driving disciplined execution and operational excellence. This commitment to excellence helps us remain competitive and enables us to respond quickly to changing market and customer demands. Ultimately, we aim to run our company with discipline, maintaining operations that are streamlined and consistently aligned with our strategic goals.
•Sustainability Leadership. We strive to be a sustainability leader by integrating sustainability into our business strategy, with a strong emphasis on advancing favorable long-term financial and sustainability outcomes for our customers through our solutions. We also aim to minimize our environmental impact, promote resource conservation, and support customers and the communities we serve together. Our priorities are focused in three areas: decarbonizing the water sector, accelerating corporate water stewardship, and advancing WASH (Water, Sanitation, and Hygiene) access and capacity building. Additionally, we are partnering with venture impact funds, philanthropic organizations, customers, and suppliers to develop long-term commercial opportunities in new markets. Our sustainability leadership, including the skill-based volunteering by employees, provides Xylem with distinct advantages in competitive talent markets.
•High-Impact Culture. We continuously refine Xylem’s operating model to better serve our customers and create value for our shareholders. Our organizational culture is fundamental to those objectives. We have activated our high-impact culture through three high-impact behaviors: inspired to innovate, accountable to deliver, and empowered to lead. These behaviors drive our employees to learn and innovate every day, to know their role in contributing to our purpose and strategy, and to deliver on our commitments to our customers and communities. Within the framework of these behaviors, we encourage a collaborative and inclusive work environment and are keenly focused on simplifying our organization and processes to drive daily and break-through efficiency and innovation.
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

The table and descriptions below provide an overview of our business segments:

	Market Applications	2024 Revenue (in millions)	% Revenue	Major Products	Primary Brands

Water Infrastructure	Transport	$1,498	59%	•Water and wastewater pumps •Filtration, disinfection and biological treatment equipment	•Flygt •Ionpure •Vortisand •Wallace & Tiernan •Wedeco
	Treatment	1,057	41%
		$2,555	100%

Applied Water	Building Solutions	$997	56%	•Pumps •Valves •Heat exchangers •Controls •Dispensing equipment systems	•Rule •Bell & Gossett •Flojet •Goulds Water Technology •Jabsco •Lowara •Standard Xchange
	Industrial Water	796	44%
		$1,793	100%

Measurement and Control Solutions	Smart Metering and Other	$1,519	81%	•Smart meters •Network communication devices •Data analytics •Test instruments •Controls •Sensor devices •Software & managed services •Critical infrastructure services	•Sensus •Smith Blair •WTW •YSI •Xylem Vue
	Analytics	352	19%
		$1,871	100%

Water Solutions and Services	Capital and other	$1,355	58%
•Preventative maintenance services
•Rapid response mobile services
•Digitally enabled/outsourced solutions
•Process and wastewater treatment systems
•Environmental remediation
•Odor and corrosion control
•Filtration
•Reverse osmosis
•Continuous deionization
•Mobile dewatering equipment and rental services
					•AquaPro •WaterOne •Ion Pure •Flygt •Pure Technologies •Godwin
	Services	988	42%
		$2,343	100%

Water Infrastructure
Through two closely linked applications, transport and treatment, our Water Infrastructure segment primarily supports the process that collects water from a source, treats it and distributes it to users, and then treats and returns the wastewater responsibly to the environment.
The customer base consists of two primary end markets: utility and industrial. The utility market includes public, private and public-private entities that support water, wastewater and storm water networks. The industrial market includes customers that require similar water and wastewater infrastructure applications to support various industrial operations.
Water Infrastructure sells through a combination of direct channels, indirect channels and service capabilities. Both utility and industrial facility customers increasingly require our teams’ global but locally proficient expertise to use our equipment in their specific applications. Several trends are increasing demand for this application expertise: (i) the need for efficient transport and treatment solutions due to the increase in water scarcity, (ii) the increase in both the type and amount of contaminants found in the water supply, (iii) the need to increase system resilience and efficiencies due to aged infrastructure and affordability, (iv) increasing environmental regulations, and (v) the need to reduce carbon emissions generated from transporting and treating water.
Given the highly fragmented nature of the water industry, the Water Infrastructure segment competes with a large number of businesses and no one business competes across all the markets Water Infrastructure serves. We differentiate ourselves in the market by focusing on product and service performance, quality and reliability, innovation, speed to market with new or disruptive technologies and business models, application expertise, brand reputation, energy efficiency, product security, product life-cycle cost, timeliness of delivery, effectiveness of our distribution channels, customers' experience and our global installed base. Our key competitors in the Water Infrastructure segment include De Nora, Grundfos, KSB Inc., ProMinent, Sulzer Ltd., Trojan (Veralto Corporation), and Veolia.
Applied Water
Applied Water encompasses the uses of water to serve a diverse set of customers in the building solutions and industrial water end markets. Residential consumers represent the end users in the residential market, while owners and managers of properties such as apartment buildings, retail stores, institutional buildings, restaurants, schools/universities, hospitals and hotels are examples of end users in the commercial market. The industrial market includes original equipment manufacturers, exploration and production firms, agricultural customers, and developers and managers of industrial facilities, such as chemical manufacturers, marine, food and beverage companies, data centers and car washes.
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
Competition in the Applied Water segment focuses on brand reputation, application expertise, product delivery, performance and energy efficiency, quality and reliability, and price. We compete by offering innovative and high-quality products, coupled with world-class application expertise. We believe our distribution through well-established channels and our reputation for quality significantly enhance our market position. Our ability to deliver innovative product offerings has enabled us to compete effectively, to cultivate and maintain customer relationships and to serve and expand into many niche and new markets. Our key competitors in the Applied Water segment include Franklin Electric Co., Inc, Grundfos, Pentair plc, and Wilo SE.

Measurement and Control Solutions
Measurement and Control Solutions develops advanced technology solutions that enable intelligent use, optimization and conservation of critical water and energy resources. The segment delivers communications, smart metering, measurement and control capabilities, and critical infrastructure technologies that allow customers to more effectively use their distribution networks for the delivery, monitoring and control of critical resources such as water, electricity and natural gas. We also provide analytical instrumentation used to measure and analyze water quality, flow and level in clean water, wastewater and outdoor water environments. Additionally, we offer software and services including cloud-based analytics, and remote monitoring and data management.
At the heart of our leading technologies are automation, data management and decision support. Our communications networks enable customers to automate and optimize meter reading, bill customers, monitor flow rates and detect and enable rapid response to changing and unsafe conditions. In short, our communications offerings provide insight into operations and enable our customers to manage the entire scope of their operations remotely through their networks and to optimize their operational costs. At the center of our offering is the FlexNet communication network, which provides a common communications platform and infrastructure for essential metering services. This two-way communication technology remotely connects a wide variety of smart points in a given network with protocols, frequently on Federal Communications Commission ("FCC") licensed spectrum in the U.S., to enable reliable, resilient and secure transmissions. These technologies allow our customers to remotely and continuously monitor their water and energy distribution infrastructure, prioritize and manage maintenance, and use data to optimize many aspects of their networks. Our digital software solutions complement these offerings with intelligent applications that help utility decision-makers manage and maintain their networks more effectively in real time.
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
Macro growth drivers include increasing regulation, aging infrastructure and worldwide movement towards smart grid implementation and advanced metering infrastructure (“AMI"). Water scarcity and conservation, as well as the need to prevent revenue loss (via inaccurate meter readings, leaks or theft) are among the drivers of smart meter and leak detection technologies.
Our Sensus-branded meters are well positioned in the smart metering sector, the fastest growing sector of the global meter industry. We set ourselves apart in the industry by focusing on our communication network, innovation, new product development and service offerings that deliver tangible savings from efficiency of operating costs in meter reading and billing, and reduction of non-revenue water through improved meter accuracy, reduced theft and identification of leaks. Our YSI and WTW-branded instruments have a strong position in the analytical instrumentation market and provide critical readings of various water quality, level and flow parameters for customers. We provide a differentiated offering in the reliability and accuracy of our products often in rugged, remote and hazardous locations. Our key competitors in the Measurement and Control Solutions segment include Badger Meter, Echologics (Mueller Water Products), Hach (Veralto Corporation), Itron, Kamstrup, Landis+Gyr, Neptune (Roper), and Teledyne.
Water Solutions and Services
Our Water Solutions and Services segment provides tailored services and solutions, in collaboration with customers, including on‑demand water, outsourced water, recycle/reuse, specialty dewatering and emergency response service alternatives, to improve operational reliability, performance and environmental compliance. Key offerings within this segment also include equipment systems for industrial needs (influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment, and recycle/reuse), full-scale outsourcing of operations and maintenance, and municipal services, including odor and corrosion control services, and pipeline assessment services, as well as leak detection, condition assessment and asset management and pressure monitoring solutions. The Water Solutions and Services segment also includes sales and rental of specialty dewatering pumps, scalable products, and related equipment, technology and services, which provide the safe removal or draining of groundwater and surface water from construction sites or other industrial sites, and bypass pumping for the repair of aging utility infrastructure, as well as emergency water transport and removal during severe weather events.
Our Water Solutions and Services segment reaches customers across various municipalities as well as industrial vertical markets such as life sciences, microelectronics, food and beverage, chemical processing, and power generation. In order to reach these customers, we leverage our application expertise in process water and wastewater treatment, our internal and external partners, and extensive service branch networks across the globe, including a rental fleet of transfer and treatment assets.
Macro growth drivers include water scarcity, emerging contaminants, increasing regulation surrounding climate and energy efficiency, pressure to optimize energy efficiency and other operational cost, and demand arising from emergency response needs. Our key competitors in the Water Solutions and Services segment include Ecolab, MPW Industrial Services, Ovivo, Sunbelt Rentals and United Rentals.
Geographic Profile
The table below illustrates the annual revenue and percentage of revenue by geographic area for each of the three years ended December 31.

	Revenue
(in millions)	2024		2023		2022
	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total
United States	$4,862	57%	$3,956	54%	$2,573	47%
Western Europe	1,745	20%	1,655	22%	1,411	26%
Emerging Markets (a)	1,274	15%	1,182	16%	1,074	19%
Other	681	8%	571	8%	464	8%
Total	$8,562		$7,364		$5,522
(a)Emerging Markets includes results from the following regions: Eastern Europe, the Middle East and Africa, Latin America and Asia Pacific (excluding Japan, Australia and New Zealand, which are included in "Other")
Supply and Seasonality
We have a global manufacturing and assembly footprint, with production facilities in Europe, North America, Latin America, Asia and the Middle East. All of our businesses require various parts and raw materials, the availability and prices of which may fluctuate. Parts and raw materials commonly used in our products include motors, fabricated parts, castings, magnets, bearings, seals, batteries, printed circuit boards ("PCBs") and electronic components, including semiconductors, as well as commodities, including steel, brass, nickel, copper, aluminum, rare earth minerals, and plastics. While we may recover some cost increases through operational improvements, we are still exposed to pricing risk, including due to duty and tariff assessments by the U.S. or other governments on foreign imports. We attempt to control costs through fixed-priced contracts with suppliers and various other programs, such as our global procurement initiative.
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
We have experienced price volatility and supply constraints when materials have not been available from multiple sources. From time to time, we acquire certain inventory in anticipation of supply constraints or enter into longer-term pricing commitments with suppliers to improve the priority, price and availability of supply.
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
Customers
Our business is not dependent on any single customer or a few customers, the loss of which would have a material adverse effect on our Company. No individual customer accounted for more than 5% of our consolidated revenues in 2024, 2023 or 2022.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, capital projects require longer lead production cycles and deployment schedules, and delays occur from time to time. Total backlog was $5,070 million at December 31, 2024 and $5,088 million at December 31, 2023. We anticipate that approximately 50% of the backlog at December 31, 2024 will be recognized as revenue during 2025.
Research and Development
Research and development (“R&D”) is a key foundation of our growth strategy and we focus on the design and development of products, services, solutions and application know-how that address anticipated customer needs and emerging trends. Our engineers are involved in new product, service and solution development as well as improvement of existing products, services and solutions to increase customer value. Our businesses invest substantial resources into R&D. We anticipate we will continue to develop and invest in our R&D capabilities to promote a steady flow of innovative, high-quality and reliable products and integrated solutions to further strengthen our position in the markets we serve. In addition to investments made in software development, which were capitalized, we incurred $230 million, $232 million, and $206 million as a result of R&D investment spending in 2024, 2023 and 2022, respectively.
We have R&D and development capabilities around the world. R&D activities are initially conducted in our technology centers, located in conjunction with some of our major manufacturing facilities to enable an efficient and robust development process. We have several global technical centers and local development teams around the world where we are supporting global needs and accelerating the customization of our products, services and solutions to address local needs. In some cases, our R&D activities are conducted at our piloting and testing facilities and at strategic customer sites. These piloting and testing facilities enable us to serve our strategic markets globally. As part of expanding our bandwidth and to increase our access to technology, we have built innovation eco-system partnerships with academic institutions as well as other technology firms, start-up accelerators and venture capital organizations.
Capitalized Software
We offer software as a product or service directly to external customers, which is included within "Other intangible assets, net" on our Consolidated Balance Sheets. As of December 31, 2024 and 2023 we had net capitalized software used in sales and services to external customers of $185 million and $209 million, respectively.
Intellectual Property
We generally seek patent protection for inventions that we believe will improve our competitive position and are not suitable to be kept as a trade secret. While we own, control or license a significant number of patents, trade secrets, proprietary information, trademarks, trade names, copyrights and other intellectual property rights which, in the aggregate, are important to our business, management believes that our business, as a whole, as well as each of our business segments, is not materially dependent on any one intellectual property right or related group of such rights.
Patents, patent applications and license agreements expire or terminate over time by operation of law, in accordance with their terms or otherwise. As the portfolio of our patents, patent applications and license agreements has evolved over time, we do not expect the expiration of any specific patent to have a material adverse effect on our financial position or results of operations.
Governmental Regulations
Environmental Regulations
Our global operations are subject to various laws and regulations governing the environment and climate change, such as those promulgated by the U.S. Environmental Protection Agency and similar state and foreign environmental agencies, including related to the discharge of pollutants and the management and disposal of hazardous substances. While environmental and climate change laws and regulations are subject to change, such changes can be difficult to predict reliably and the timing of potential changes is uncertain. We do not believe, based on current circumstances, that compliance costs pursuant to such regulations will have a material adverse effect on our financial position or results of operations. However, the effect of future legislative or regulatory changes could be material to our financial condition or results of operations.
We continue to be dedicated to environmental and sustainability programs to minimize the use of natural resources, reduce the utilization and generation of hazardous materials from our processes, and remediate identified environmental concerns. We are currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at a number of current and former manufacturing facilities. We do not anticipate these liabilities will have a material adverse effect on our consolidated financial position or results of operations. At December 31, 2024, we had estimated and accrued $4 million related to environmental matters.
Other Regulations
As a company with global operations, we are subject to complex U.S. federal, state and local and foreign laws, regulations and permits in the countries where we conduct business, including related to trade, such as tariffs, imports and exports; anti-bribery and corruption; antitrust and competition; data security and privacy, such as the EU General Data Protection Regulation (“GDPR”) and the China Personal Information Protection Law ('PIPL"); use of regulated radio spectrum, including that of the U.S. FCC; lobbying activity; health and safety; the environment; air emissions; potable and non-potable water; wastewater discharge; and the generation, handling, storage, use, transport, treatment and disposal of non-hazardous and hazardous materials and wastes, among other matters. We have policies and procedures in place to promote compliance with these laws, regulations and permits. Additional information about the impact of government regulations on Xylem’s business is included in Item 1A. “Risk Factors” under the headings Risks Related to Geopolitical, Macroeconomic and Industry Factors, Risks Related to Our Business and Operations, Risks Related to Financial and Tax, and Risks Related to Legal and Regulatory.
Sustainability
At Xylem, sustainability is at the center of who we are and what we do – from our own operations to the solutions we provide to customers that impact communities around the world. As a leading global water technology company, we address some of the world’s most urgent sustainability challenges - responsible stewardship of our shared water resources and resiliency of communities to climate change. Technology is playing an increasingly important role in helping the world solve water issues. We have a long history of innovation, and we are focusing on the powerful capabilities of smart technology, integrated management and data analytics.
We believe our financial performance and commitment to sustainability go hand in hand. Xylem approaches sustainability as a way to generate economic value while also creating value for our customers and society, thus meeting the needs of both. Accordingly, in 2019, we evolved our approach to leverage sustainability in our decision making toward long-term value creation for our shareholders, customers, employees and communities in which we operate and we announced a comprehensive slate of 2025 sustainability goals. Additionally, in 2024, we announced several new ambitious 2030 commitments. We also remain committed to reach Net Zero greenhouse gas ("GHG") emissions across our value chain before 2050. This commitment reinforces our alignment with sector-wide efforts to reduce carbon footprints and advance sustainability. Following the 2023 acquisition of Evoqua, we updated our emissions baseline and 2030 science-based targets, which have been approved by the Science Based Target initiative (SBTi).
As we look beyond 2025, we have established three high-impact pillars of our sustainability efforts aligned with our strategy and long-term value creation, that deliver sustainable outcomes across our value chain, as well as where we believe we can uniquely provide outsized impact for our customers and communities. These pillars include Decarbonizing the Water Sector, by providing solutions that support energy efficiency and reduced emissions for our customers; Accelerating Water Stewardship, by enabling leading practices in effective water management; and Advancing Water and Sanitation Hygiene (WASH) for All, by providing innovative solutions to increase services to underserved communities around the world. For each pillar, we have set forth 2030 goals aligned to both practices to deliver impact for our customers and communities.
In setting our sustainability strategy and goals, we are aligned with the United Nations Sustainable Development Goals ("UNSDGs"), not only to substantiate our contribution to achieving global objectives, but also to be transparent in our communication to stakeholders by providing details on our responsibility to build a sustainable future. Our sustainability strategy and an update on our progress towards achieving our goals are outlined in our annual Sustainability Report, which is aligned with the Global Reporting Initiative and the Sustainability Accounting Standards Board frameworks.
To further enhance our understanding and management of risks and opportunities related to sustainability, we are committed to continuous progress aligned with the core principles of the United Nations Global Compact, CEO Water Mandate, Race to Zero, Women’s Empowerment Principles, and the Human Rights Campaign Foundation’s Global Business Coalition, among others.

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
Human Capital
Our colleagues around the globe are united by our purpose – to empower our customers and communities to build a more water-secure world – and, as such, are key to the Company’s success and execution of our strategy. We seek to foster a high-impact culture – that is, one in which our colleagues are inspired to innovate, empowered to lead, and accountable to deliver – creating an environment that is purpose-driven, people-centered, respectful and inclusive. We believe that our overall success and long-term growth depend, in part, on our continued ability to attract and retain highly skilled colleagues, with a diverse variety of backgrounds, experiences, and perspectives, the reflect our customers and communities, including senior leaders and individuals with skills in our strategic competencies, such as engineering, innovation, digital technologies, sales excellence, sustainability and product and project management, as well as production, field service and technical services talent. The market for individuals with these competencies remains competitive, but we believe our culture and purpose are differentiators in attracting and retaining talent.
As of December 31, 2024, Xylem employed approximately 23,000 employees worldwide. We have approximately 9,200 employees in the U.S., 7,900 in western Europe, and 5,200 in the emerging markets, with the remaining 900 in other geographies in which we operate. Approximately 12% of our U.S. colleagues are represented by labor unions. Outside the United States, certain of our colleagues are represented by work councils. We believe that our relations with our employees are good, including with those represented by labor unions and/or works councils.
We conduct regular employee surveys and listening sessions to understand our employees’ perspectives, identify areas for additional focus and establish action plans. This includes specific feedback from our colleagues through short pulse surveys that provide insights into employee engagement, customer focus, company culture and organizational effectiveness. In addition, we periodically conduct ad hoc surveys to gain insights into other relevant topics, including well-being, safety and professional development.
Our Purpose and Values
Our purpose is to empower our customers and communities to build a more water-secure world and, together with our values, provides the foundation for how we want to grow as a company and behave as an industry leader and as ethical corporate citizens. We devote our technology, time and talent to advance the smarter use of water in service of our purpose and our colleagues are guided by our core values, respect, responsibility, integrity and creativity.
Inclusion and Belonging
We are committed to a workplace that creates a sense of belonging for everyone: where all our colleagues feel involved, respected, valued, heard, connected, able to bring their authentic selves to the workplace, and empowered to do their best work. We believe that Xylem is strongest when we embrace the power of belonging and inclusion to drive innovation, to make us more competitive, to positively impact employee and customer satisfaction and the Company’s performance, and to better serve the communities in which we operate, creating value for our shareholders and other stakeholders.
Our commitment to fostering this environment starts with our Board of Directors (“Board”) and senior leadership team, who represent a broad spectrum of backgrounds, identities and perspectives. We believe that the diversity of backgrounds, experiences and perspectives of our Board and senior leadership team enhances our ability to evolve and execute our business strategy and to attract and retain the best talent.

Key strategies anchoring our efforts to become a more innovative and inclusive organization – and incorporate broader experiences, backgrounds, skill sets, and perspectives into our work – include expanding sourcing channels and prioritizing candidate slates that include a diversity of backgrounds, experiences, and perspectives, when filling professional roles to increase the pool of qualified candidates considered. All of our hiring, retention and promotion decisions are merit-based.
We offer Employee Network Groups, which are voluntary, employee-led groups formed by colleagues with a common affinity, such as gender, race, sexual orientation and gender identity, military status or other attributes. Each Employee Network Group is sponsored and supported by one or more senior leaders and all groups are open to all employees regardless of any diversity attributes with which they may identify. Collectively, approximately 4,500 colleagues participate as members of our network groups.
Health and Safety
Protecting the safety, health and well-being of our colleagues is one of our highest priorities and also regularly assessed in our business reviews. We have a strong Environmental, Health and Safety program that focuses on governance, risk reduction, training and education, and leadership accountability to provide our colleagues with safe and healthy workplaces.
Based on employee survey feedback, we regularly augment our holistic well-being strategies, including the expansion of our Employee Assistance Program support across the globe, mental health awareness training and additional mental health resources as well as student loan repayment support.
Compensation and Benefits
Xylem strives to provide our colleagues with competitive compensation and benefits offerings and takes a total rewards approach that integrates programs for compensation, benefits, recognition and well-being. Individual program components may differ by country, role or level. Our compensation programs are driven by our commitment to fair and equitable compensation as well as alignment to a pay-for-performance culture. We conduct an annual pay equity assessment based on gender and U.S. minority classifications and make pay adjustments as appropriate based on the results.
We seek to align our compensation to support execution of our strategy and drive our high-impact culture. Accordingly, in 2021, the Company expanded its sustainability-linked compensation for our senior leaders, as well as a broader group of executives, through a special, one-time grant of performance share units with goals that are based on five of our strategically transformative 2025 Sustainability goals. We continue to expand our long-term incentive program to reach deeper in the organization to recognize key talent and top performers, and to attract and retain digital talent.
We continue to balance in-person, remote and hybrid work based on business needs to attract top talent. While the approaches differ by country and role, for office-based colleagues, we generally have a hybrid working approach. To support our colleagues with this working approach, we provide high-touch global onboarding and continue to enhance collaboration technologies.
Career Development
We are committed to enhancing colleagues’ capabilities needed for the Company to win in the marketplace. We also are focused on internal talent movement across functions, geographies and businesses. Through our high-impact culture and continuous improvement program, we nurture and grow a continuous improvement and learning mindset throughout all areas of the Company.
We have a broad range of talent development programs and experiences to facilitate the continued professional growth and leadership development of our colleagues and to strengthen our succession plans. These programs span across all levels, businesses and functions, including entry-level talent recruitment programs, development programs for emerging leaders, people leader training and executive leadership development. We also provide on-demand/self-paced learning through our recently enhanced learning management system.
We prioritize employee engagement through regular, year-round discussions focused on performance feedback and development, opportunities to work on special projects, and volunteer activities involving Watermark, our corporate responsibility program, as well as Xylem Ignite, our youth engagement program. In 2024, approximately 79% of our colleagues participated in employee-led volunteerism, including through Watermark, enhancing the Company’s commitment to employee development, retention, recruiting and collaboration in the communities where we live and work. Our Employee Network Groups support the development of our colleagues by offering formal and informal leadership opportunities.

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

ITEM 1A.    RISK FACTORS
In evaluating our business and investment in our securities, investors should carefully consider the following discussion of material factors and events, along with all of the other information in this Report and in our other filings with the SEC. The events and consequences discussed below could, in circumstances that we may not be able to accurately predict, recognize or control, have a material adverse effect on our business, financial condition, cash flows, results of operations and/or market price of our common stock. Some of the factors, events, and contingencies discussed below may have occurred in the past, and the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, but are provided because future occurrences of such factors, events, or contingencies could have a material adverse effect.
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
Risks Related to Geopolitical, Macroeconomic and Industry Factors
Industry and economic conditions may adversely affect our markets and our customers’ operating conditions and demand.
With sales in approximately 150 countries, we compete across a wide range of geographies and end markets. Economic and industry factors that have had, or could in the future have, a material impact on our businesses and demand for our products and services include: (i) the overall strength of, and our customers’ confidence in, local and global macroeconomic conditions; (ii) inflation and related monetary policy actions by governments in response, (iii) overall strength of industrial, governmental, public and private sector spending; (iv) overall strength of the industrial, residential and commercial real estate markets; (v) federal, state, local and municipal governments’ environmental, energy efficiency, fiscal, trade and procurement laws, regulations and policies, including as respects domestic content; (vi) the availability of commercial financing for our customers and end-users; and (vii) the degree of funding for our public sector customers, including for water infrastructure investments. The aforementioned factors and other macroeconomic impacts, including actual or potential economic slowdowns, recession or other prolonged downturns in the global economy or our markets, supply chain dynamics and shortages, tight labor markets, inflation, and significant government debt and deficit levels, have had and may in the future have, a material adverse effect on demand for our products and solutions and therefore our business, financial condition, cash flows, results of operations and stock price.
Geopolitical, regulatory, economic, foreign exchange and other risks associated with our global sales, supply chain and operations may adversely affect our business.
In 2024, 57% of our total revenue was from sales to U.S. customers and 43% was from sales to customers outside the U.S. We expect our revenue profile to be similar moving forward. Many of our manufacturing operations, employees, suppliers and distribution channels are located outside of the U.S. Our operations, supply chain and sales both within the U.S. and internationally are subject, in varying degrees, to risks and uncertainties inherent in doing business globally, including:
•nationalism, populism, protectionism, anti-global sentiment and changes in trade protection measures, including the imposition of increased or new embargoes, tariffs and other trade barriers, import and export regulations or restrictions, licensing requirements, domestic content requirements, and governments’ countermeasures in response;
•uncertainty, volatility and impacts from the evolving global geopolitical environment involving the U.S. federal government and other countries’ governments, including the relationships among the U.S., European Union, Middle East, Russia, China, Taiwan, or other foreign countries, and the international community at large;
•threat, outbreak, uncertainty or escalation of terrorism, political instability, insurrection, war, other armed conflict, including between Russia and Ukraine, and in the Middle East, with the potential for regional escalation, and other global safety and security concerns;
•threat or outbreak of epidemics, global health crises or pandemics, and related uncertainties;
•impacts from significant shifts in U.S. immigration policy, such as a tightened labor market and inflation;

•changes in tax laws and potential negative consequences from the interpretation, application and enforcement by governmental authorities of tax laws and policies, as well as changes in other laws, regulations and policies or how they are interpreted or administered;
•disruptions in global or regional supply chains, our operations, or those of third parties upon which we rely, including due to labor disruptions, supply shortages, increased or new tariffs and freight and logistics challenges;
•unanticipated regulatory changes or unfavorable circumstances arising from U.S. or host country laws, regulations or policies, including those related to water quality, the environment and energy efficiency, infrastructure and data transmission, security, privacy, and artificial intelligence;
•theft, compromise, misappropriation or challenges in protecting our technology, intellectual property or data; and
•shocks to the global financial system, including due to the outbreak or threat of war, armed conflict, other geopolitical conflicts, terrorism or global health crises, the effects of climate change, or other idiosyncratic events.
Beyond the risks indicated above, our operations in emerging markets are subject to additional risks and uncertainties, including: (i) governments may impose or increase withholding or other taxes on remittances and other payments to us; (ii) governments may seek to nationalize our assets; (iii) governments may impose or increase investment barriers or other restrictions affecting our business; (iv) difficulty in enforcing commercial agreements or collecting receivables; (v) pricing pressure on our products and services; (vi) elevated business conduct risks; and (vii) challenges in our ability to attract and retain qualified talent and labor. We cannot predict the impact that such factors might have on our business, financial condition, cash flows, results of operations and share price.
We have significant operations and direct and indirect suppliers located in China, which have been in the past, or could in the future be, adversely affected by: i) China’s evolving laws, regulations and policies, including as respects public health crises, import and export tariffs and restrictions, and information security and privacy, and ii) changes in the political and geopolitical environment, including China's relations with the U.S., European Union and Taiwan. The U.S.’s imposition of tariffs on goods imported from China or deemed to be of Chinese origin, as well as the potential for new or increased tariffs, other governmental actions, trade embargoes or sanctions by the U.S., or similar measures or countermeasures imposed by China in response, has in the past and could in the future have an adverse direct or indirect impact our global supply chain, manufacturing costs, business and operating results. Geopolitical changes in China-Taiwan relations could disrupt the operations of several companies in Taiwan that are critical to the global supply chain for semiconductors (“chips”) and other electronic components. Such changes could have significant negative effects on the global semiconductor industry and could adversely affect our ability to manufacture our digitally-enabled products, such as pumps, controllers and smart meters.
Inflation, tariffs, customs duties and other increases or fluctuations in manufacturing and operating costs have, and could continue to, adversely affect our cash flows and results of operations.
Our manufacturing and operating costs are subject to fluctuations, particularly due to volatility or changes in prices for commodities, parts, raw materials, energy and related utilities, freight and logistics, and the cost of labor. Cost fluctuations have been and may continue to be driven by a variety of factors, such as inflation, tight labor markets, prevailing price levels, exchange rates, changes in trade agreements, tariffs and other trade protection measures, and other economic and geopolitical factors. Throughout 2024, our operating costs were adversely impacted by price inflation, which could continue in 2025 to varying degrees depending, in part, on broader macroeconomic, political or geopolitical conditions. For example, our global supply chain includes shipping routes through the Red Sea, where vessels have been and may continue to be impacted by armed conflicts involving rebel groups; and continued conflicts or escalation of ongoing conflicts in Ukraine or the Middle East could adversely impact our logistics costs and result in an increase in our costs for energy and supplies, and potentially delay shipments to customers. We have a large and complex network of suppliers (and their suppliers) and contract manufacturers globally, including in China and Mexico. The U.S. has enacted or threatened various trade actions, including new or additional tariffs on certain goods we import from China, Mexico, Canada and other countries, which has or may result in retaliatory tariffs and other trade actions. As a result, these U.S. trade measures or countermeasures by China, Mexico or other countries could increase the cost of our products, which we may not be able to offset through price increases or productivity, and could also impede our ability to remain competitive. Further, in a declining price environment, our operating margins may contract because we account for inventory using the first-in, first-out method. Actions we take to mitigate volatility in manufacturing and operating costs may not be successful and, as a result, our business, financial condition, cash flows and results of operations could be materially and adversely affected.

Risks Related to Our Business and Operations
We may be unable to compete successfully in our markets or develop and commercialize innovative and disruptive solutions and technologies.
We offer our technologies, products and services in highly competitive markets. We believe the principal points of competition are performance, quality and reliability, price, life cycle cost, security, speed of development and commercialization of new technologies, processes and business models, brand reputation, application expertise, energy efficiency, timeliness of delivery, proximity of our service centers to customers, effectiveness of our distribution channels, and customers’ experience in doing business with us directly or through our channel partners. Maintaining and improving our competitive position will require successful management of these factors in a volatile business environment with increasingly rapid rates of change and disruption.
Our competitive position and future growth depend upon a number of factors, including our ability to successfully: (i) enhance and differentiate our product and service offerings, business models and customer experience by increasing efficiency or security, or adding innovative features or disruptive or emerging technologies, such as artificial intelligence, that address emerging regulations and trends, meet customers’ needs, and prevent commoditization, (ii) defend our market share against an ever-expanding number of competitors, including new or non-traditional competitors from outside our industry, such as large technology firms,(iii) continue to invest in and maintain our distribution network of channel partners, (iv) attract, develop, retain and train individuals with the requisite innovation, digital and technical capabilities, expertise and understanding of customers’ needs to develop, commercialize and sell new technologies, products, services and solutions, (v) continue to leverage and expand our external ecosystem of innovation partners with joint venture partners, universities, venture capital, the start-up community and other technology innovators, (vi) continue to invest in our manufacturing, research and development, engineering, sales and marketing, modernization of our systems, and digitization of customer solutions, service and support tools, (vii) win and execute large contracts on schedule and on budget, and (viii) optimize our supply chain and manufacturing to enable predictable and efficient delivery to customers, and compete for business subject to governmental procurement laws, regulations and policies, including sustainability and domestic content requirements in the U.S. and globally, as they may evolve over time. Additional challenges we face include that customers may be slow to adopt our new and innovative solutions and technologies. Pricing pressures, including as a result of new or additional tariffs on our products or goods used in the manufacture of our products, and/or the impact of disruptive or emerging technologies, such as artificial intelligence, and our efforts to optimize our productivity may require that we adjust the prices of certain products, services, solutions or projects or rationalize certain of our offerings to stay competitive or win large contracts.
As a result of the foregoing, we may not be successful in maintaining our competitive position and market share, which could adversely affect our business, financial condition, cash flows or results of operations.
Cybersecurity incidents and related data breaches or other disruptions involving our enterprise information technology and operations, our connected products and services, or information technology on which we or our customers rely, could materially and adversely affect our business.
We rely on information technology, including operational technology, and communications networks to run our manufacturing processes and equipment, to enable business processes and employee productivity, and to process, transmit, store and manage our electronic information, including confidential business information and data relating to employees, customers or other business partners. We also rely on key third parties, such as direct and indirect suppliers, contract manufacturers, cloud-based service providers, and outsourced business process providers, including in the areas of Information Technology, Finance, Human Resources, Procurement and Travel. Together, we depend on information technology infrastructure and communication networks for access to reliable and secure networks in order to run our and their businesses. Regardless of the protection measures we, or the third parties we rely on, have implemented, information technology and communications networks may be susceptible to damage or disruption due to causes such as: equipment, system or application failure, including as a result of maintenance, obsolescence, unsupportability or age; human error or malfeasance; vandalism; natural disaster; fire; power, communication or other utility outage or failure; and cybersecurity incidents, including ransomware, denial-of-service, vendor e-mail compromise, deepfake attacks, malware, phishing, and computer viruses resulting from a wide ranging threat landscape, including attacks by nation states and others. In addition to damage or disruption, these cybersecurity incidents may lead to security and data breaches.
We provide certain digitally enabled or internet-connected products, such as pumps, controllers, meters and other equipment, digital (or intelligent) solutions, and other remote monitoring and condition assessment capabilities, and an interoperability platform via Idrica, our strategic joint venture partner. These products and services are used by us and our customers for operational purposes or to collect data. Our connected products and services may be susceptible to damage or disruption from a myriad of causes as described above. Cybersecurity incidents may impact hardware, software and information installed, stored or transmitted by our products and services after they have been purchased and incorporated into customers’ and other third parties’ products, facilities, systems or infrastructure, including critical infrastructure applications. While we attempt to provide our customers with reasonable measures to safeguard our products and services from cybersecurity threats, the potential for a cybersecurity incident remains. In addition, certain of our customers continue to use digitally enabled products that we designed, manufactured and sold at a time when current security features were not available.
A cybersecurity incident or other damage or disruption to information technology and communications networks, or involving our connected products and services, may have adverse effects on us, our customers or third parties on which we rely, including: interference with operations and services, potentially with public health and safety risks involving certain of our customers; disruption of production, supply chain, shipments, billing, collections and customer service; disruption to data analytics; disruption to remote monitoring and control of operational systems; unauthorized access, disclosure, misappropriation, misuse, destruction, compromise or theft of our financial, operational or other proprietary information, including intellectual property and trade secrets, or data pertaining to our employees, customers or suppliers; damage to employee, customer and business partner relationships; recall of our products; legal claims, proceedings or regulatory enforcement actions, and fines or penalties; increased costs to prevent, respond to or mitigate cybersecurity incidents; and damage to our brands and reputation. Moreover, a delay in or failure to detect a cybersecurity incident or the full extent of an incident could exacerbate the effects of the incident.
To mitigate reliability and cybersecurity risks related to our enterprise and connected products and services, we maintain relevant policies, standards, procedures and technologies that are applicable to all Xylem employees and contractors, including: patching; passwords; network and data access, including requirements and rights; business continuity and disaster recovery plans; monitoring for external and insider risks; obsolescence or end-of-life of operating technologies or applications’ operating systems; IT general computing controls; and secure software development. We are also operationalizing our strategy to establish segmentation between our information technology and operational technology. As implementation and compliance is the responsibility of employees across the enterprise, we cannot guarantee adherence in all instances with our policies, standards and procedures, or that our technologies will be sufficient to fully mitigate the aforementioned or evolving risks.
We, and some third parties upon which we rely, have in the past experienced cybersecurity incidents or other attempts to gain unauthorized access to our information technology and connected products and services. As technology, including the use of artificial intelligence, and the threat landscape evolve, we may continue to experience such events, likely with more frequency and involving a broader range of devices and more sophisticated modes of attack. To date, none have resulted in any material adverse impact to or theft, misuse or loss of information of our business, operations, products and services, or customers.
Although we maintain a cybersecurity program that we believe is reasonably designed to protect our information technology, products and services, because the timing, nature and modes of cybersecurity attacks and incidents change frequently, evolve and are unpredictable, and because unauthorized accesses may be difficult to detect for long periods of time, we may be unable to anticipate or prevent these intrusions or implement adequate protective or remedial measures.
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
Our business relies on a large and complex network of suppliers (and their suppliers), contract manufacturers and subcontractors that perform manufacturing and customer-related services for us, commodity markets, and freight and logistics providers to secure and ship finished goods and raw materials, parts, and electronic and other components used in our products. Some of our key components are available only from a sole- or single-source supplier or a limited group of suppliers. We expect that our reliance on, and the complexity of, the aforementioned supply chain will continue to be significant and, in some cases, increase.

Parts, components and raw materials commonly used in our products include motors, fabricated parts, castings, magnets, bearings, seals, batteries, PCBs and electronic components, including semiconductors, as well as commodities, including steel, brass, nickel, copper, aluminum, rare earth minerals and plastics. We are exposed to the availability of these items, which has in the past and may in the future be subject to delay, shortage, curtailment or change due to macroeconomic, geopolitical and other factors, including: supply and demand dynamics; labor shortages or disputes; changes in suppliers’ strategy or production planning including decisions to exit production of key components upon which we rely; interruptions in suppliers' production, including as a result of humanmade or natural disasters; a supplier’s impaired financial condition; suppliers’ capacity allocations to other purchasers; changes in trade agreements and trade protection measures including tariffs or export restrictions; ability to meet regulatory requirements; weather emergencies and the effects of climate change; public health crises; and threatened or actual terrorism, armed conflict or war, including the ongoing conflicts between Russia and Ukraine, in the Middle East, and rebel attacks on commercial vessels in the Red Sea. Any threatened or actual escalation of the aforementioned conditions and related impacts may disrupt supply, increase the cost of energy or logistics, or delay or interrupt our supplies from suppliers. We have also experienced, and continue to experience, fluctuating freight and logistics costs, and delivery delays related to port congestion, labor actions and other challenges. If disruptions in our supplies occur (including in the rare earths or global semiconductor industries or other key inputs), or if our efforts to mitigate these shortages and disruptions are insufficient or unsuccessful, we may be delayed or unable to execute on our backlog, fill new customer orders or timely deliver products to our customers, which could have a material adverse effect on our business, financial condition or results of operations. Although we have insurance related to business continuity and supply chain, we cannot be certain that this coverage will continue to be available at a reasonable cost or will be adequate to cover any or all aspects of our supply chain disruptions.
A material disruption to any of our facilities or operations, or that of third parties upon which we rely, may adversely affect our business and financial performance.
Our operations and businesses rely on our facilities and a complex and highly reactive global supply chain, including suppliers (and their suppliers), some of which are a single- or sole-source, distributors, contract manufacturers, subcontractors, joint venture partners, utilities providers, and freight and logistics providers. In addition, we outsource certain critical business processes and activities, including in the areas of Finance, Human Resources, Procurement, Travel and Information Technology. Certain of our businesses require that we or our subcontractors have access to customer sites to provide our products and services. Our facilities, operations, customers, contract manufacturers, subcontractors or other third parties on which we rely, have experienced, or may in the future experience, disruptions or delays resulting from an actual or threatened event or circumstance, including due to: equipment, technological or system failure; natural disaster; weather event or effects of climate change; water, communications, power or energy curtailment or outage; fire; explosion; critical supply chain failure; terrorism; cybersecurity incident; political disruption; outbreak of a pandemic or other public health crisis; insurrection; armed conflict or war, including the ongoing conflicts involving Russia and Ukraine, the Middle East, and rebel attacks on vessels in the Red Sea; labor dispute, stoppage or slowdown; lack of financial viability or other reason. In addition, our facilities or those of third parties upon which we rely operate certain equipment and manufacturing technology that may be unique and difficult to replace or involve long lead times for replacement. A significant disruption to any of our facilities or operations, or that of customers or third parties on which we rely, could cause material adverse impacts on our operations and business, including an inability to meet customer demand or contractual commitments, increased costs, and reduced market share or sales, and could also impact our business processes and activities, including our ability to timely report financial results. Any interruption may be lengthy, have lasting effects, require a significant amount of management and other employees' time and focus, and require substantial expenditures to mitigate the situation, which could negatively affect our operations, business processes and activities, profitability, financial condition and reputation. Any recovery under our insurance policies may not fully offset the lost sales, increased costs, or longer-term loss of suppliers or customers that we may experience as a result of a disruption. Although we continue to assess these risks, implement mitigation plans and perform business continuity and disaster recovery planning, we cannot guarantee that interruptions with material adverse effects on our operational and financial performance will not occur.
We may not realize some or all the expected benefits and synergies from our acquisition of Evoqua.
On May 24, 2023, we completed the acquisition of Evoqua. The success of this acquisition will depend, in part, on our ability to realize the anticipated benefits from combining our and Evoqua’s businesses. We have and continue to devote substantial management attention and resources to the integration of the combined company’s business practices and operations so that we can fully realize the anticipated benefits of the acquisition, including cost and revenue synergies. Nonetheless, difficulties may arise that could impede our ability to achieve the anticipated synergies, including the loss of key talent that may be difficult to replace or our ability to maintain and expand relationships with customers, partners or suppliers. As a result, the anticipated benefits of the acquisition may take longer to realize, may not be fully realized, or may cost more than expected, which could materially and adversely affect our business, results of operations or financial condition, as well as adversely impact our share price.
Water and wastewater treatment operations, including those related to emerging contaminants, as well as the generation, handling, storage, use, transport, treatment, release or disposal of hazardous materials may result in contamination, environmental, personal or other liabilities, or pose other significant risks that could cause us to incur significant costs and reputational harm.
Our water and wastewater treatment offerings involve unique risks and require compliance with a variety of laws or regulations, including the Clean Water Act and the Safe Drinking Water Act. If our treatment systems fail or do not operate properly, or if there is a spill, untreated or partially treated wastewater could discharge onto property or into nearby bodies of water and groundwater, causing various liabilities, damages and injuries, including environmental. In addition, a number of emerging contaminants might be found in water that we treat, including PFAS, PFOA, selenium, micro-plastics, chemicals or pathogens, that may cause illness or death if not eliminated during the treatment process, and result in liabilities and damages against us. Changes in environmental requirements, laws and regulations, or increased public awareness around the presence and health impacts of human-made chemicals and naturally occurring contaminants in drinking water, could increase or decrease demand for our products and services, increase our costs, result in the obsolescence of our products, or lead to an interruption of suspension of our operations.
Furthermore, our Water Solutions and Services segment engages in business activities including manufacturing, waste recycling and treatment processes that involve the use, treatment, storage, transfer, handling and/or disposal of non-hazardous and hazardous materials, chemicals and wastes, subject to applicable federal, state and local laws and regulations. The cost of compliance with these laws and regulations may increase resulting in increased operating costs or required additional investment in facilities. These business activities also create a risk of accidental contamination or injury to the environment and our employees, customers, other third parties and the general public (as end-users of our industrial and municipal customers’ products and services). In addition, under certain applicable environmental laws and regulations, including the Resource Conservation and Recovery Act ("RCRA") and the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), we could be strictly, jointly and severally liable for releases of regulated substances at our current or former properties or the properties of others, or by other businesses that previously owned or used our current or former properties. We could also be liable or incur reputational damage if we transport such materials, generate hazardous materials or wastes, or merely arrange for their transportation, disposal, or treatment if they are subsequently released or cause harm.
If the foregoing business activities result in legal or environmental claims, damage or liabilities, including those described above, we could incur significant costs, liabilities or reputational damage in connection with legal defense, investigation, remediation of environmental contamination, damage to property or natural resources or personal injuries. Such costs and liabilities could exceed any applicable insurance coverage we may have and therefore could have a material adverse effect on our business, financial condition, results of operations or prospects, as well as our reputation.
We may be unable to successfully execute large projects or meet customers’ timelines, budget, performance and safety requirements.
A portion of our revenue is derived from large projects that are complex and may occur over multiple years. These projects are subject to a number of risks, including delays; cost overruns; changes in scope; unanticipated site conditions; design and engineering issues; incorrect cost assumptions; increases in the cost of materials and labor; health and safety hazards; subcontractor performance issues; weather issues; and changes in laws, regulations or permitting requirements. If we are unable to manage these risks, we may incur higher costs, liquidated damages, and other liabilities to our customers, which may decrease our profitability and harm our reputation.
Furthermore, our project-based customers typically require performance guarantees for the effluent produced by our water treatment equipment and services. Failure of our products and services to meet performance guarantees may require additional engineering, replacement of parts and equipment, frequent replacement of consumables or monetary reimbursement to a customer, or could otherwise increase our costs or result in liability to our customers. There are significant uncertainties and judgments involved in estimating performance guarantee obligations, including changing product designs, differences in customer installation processes and failure to identify or disclaim certain variables in a customer’s influent. If we incur substantial performance guarantee claims in any period, our reputation, earnings and future business prospects could be materially adversely affected.
Many of our customers also have safety performance requirements that we must meet to be allowed access to their sites to perform our services, install our products and execute projects. Risks arising from unsafe products or performance by our employees include, among other things, delays in or suspension of site access to service or timely deliver our products. Workplace or product-related accidents or near-accidents, or the failure to follow our own or our customers’ safety policies could also damage our reputation or our customers’ perception of our safety record, which could have a material adverse impact on demand for our products and services, result in additional costs to our business, the loss of customers or litigation against us, or increase government or regulatory oversight.
We may be unable to retain our existing leadership, engineering, technology, sales, services and other key talent or attract new qualified talent with diverse backgrounds, experiences and perspectives.
Our success depends to a significant extent on our ability to attract, retain and develop highly qualified employees in leadership positions, and in strategic or core competencies, including engineering, innovation, systems modernization, digital technologies, commercial excellence, service, and project management, as well as general production-related talent. The market for highly skilled talent, leaders and labor with diverse backgrounds, experiences and perspectives remains highly competitive in our industry. As a result, our success in attracting and retaining employees, particularly in the areas of services, digital technologies, innovation and data science, has depended, and will continue to depend, on our ability to offer attractive career growth opportunities, work arrangements, compensation and benefits, and also policies and ways of working that support employee well-being. In addition, we continue to evolve our culture, where colleagues are inspired to innovate, empowered to lead and accountable to deliver, and includes advancing inclusion and belonging. Our high-impact culture has been and will remain critical to attracting and retaining talent needed to execute our strategy, drive innovation, remain competitive and create long-term value. We also need to continue to develop qualified talent to support business growth and robust succession plans, both of which are critical to our long-term success. A failure to attract or retain highly engaged and skilled talent and labor could adversely affect our ability to meet and exceed the needs of our customers, operate and grow our business and execute our strategy.
Defects, unanticipated or improper use or inadequate disclosures concerning our products could adversely affect our business, reputation and financial condition.
Defects, inadequacies or quality issues in the manufacture, design, software, security or service of our products (including finished goods, parts or components that we source from third parties), unanticipated or improper use, or inadequate disclosure of risks relating to the use of our products, could result in product safety, product security, regulatory or environmental risks, personal injury, death, and property or environmental damage. These events could also lead to product recalls, safety or security alerts, or removal of a product from the market, issuance of credits, or warranty, liability or contractual claims and damages against us. Although we have liability insurance, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or will be adequate to cover any or all aspects of liability claims. Manufacturing, design, software, security or service defects or inadequacies may therefore result in significant costs, decreased profitability, negative publicity and reputational damage, that could reduce demand for our products and have material adverse impacts on our business, financial condition and results of operations.
We may not achieve some of the expected benefits of our simplification and productivity initiatives or restructuring and realignment plans, or such initiatives and plans may adversely affect our business.
From time to time, we have and may continue to initiate simplification, productivity, restructuring and realignment actions for various reasons, including to optimize our cost structure, increase profitability, drive growth, improve our operational efficiency and effectiveness, and enable us to better serve our customers, or in response to impacts from business and economic conditions. Starting in 2024, we launched initiatives focused on improving margins and customer centricity through a range of business simplification, strategic pricing and operational productivity measures across our offerings, operations and customer base. Such measures may include: differentiating our offerings and pricing among customers and channels; adjusting the prices of certain offerings; rationalizing certain of our offerings; modernizing our systems by standardizing key enterprise applications; rationalizing our footprint; write-offs on affected assets; and simplifying our supply chain. As a result of these measures, there could be an adverse impact on our market share, competitiveness, profitability and growth, as well as the potential for unanticipated disruption in customer service.
We are also engaged in an ongoing, multi-year effort to transform our company’s operating model, including our businesses and supporting functions, and have initiated related restructuring and realignment actions. Challenges with enabling technologies, modernizing our systems, and implementing planned restructuring and realignment activities have in the past, and may in the future, delay the realization of some of the expected operational, financial and customer centricity benefits from such actions. We may not be able to obtain some of the cost savings and benefits that were initially anticipated in connection with our transformation, restructuring and realignment plans. Additionally, as a result of these plans, we may experience a loss of talent or continuity of accumulated knowledge, or inefficiencies during transitional periods. Transforming, realigning and restructuring our company require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business.
The successful implementation and execution of our simplification, productivity, restructuring and realignment actions are critical to achieving our strategy and long-range plan through expected cost savings, effectively competing in the marketplace, and positioning us for future growth. Factors that may impede the successful implementation, execution or realization of the benefits of these actions include a failure to retain key customers or employees; the impact of regulatory matters including tax; matters involving certain third-party service providers selected to assist us, including staffing, technology, and compliance of service providers with our internal controls over financial reporting; and adverse economic market conditions. If our simplification, productivity, restructuring and realignment actions are not executed successfully or we do not realize the anticipated benefits of such actions, it could have material adverse impacts on our competitive position, business, financial condition, cash flows and results of operations.
The execution of our strategy includes acquisitions and divestitures, which we may be unable to successfully execute.
In support of our growth strategy, we continue to realign and enhance our portfolio by pursuing the acquisition of companies, assets, technologies, product lines and customer channels that complement or expand our existing business or improve our competitive position, and divesting non-core or less strategic businesses. We may not be able to complete acquisitions or divestitures on favorable terms, timing or at all, or obtain financing that may be needed to consummate acquisitions. In addition, we may be adversely impacted by: (i) the failure to efficiently, effectively and timely integrate acquired businesses into our operations, technology, financial and other systems, (ii) the failure of acquired businesses to meet or exceed expected returns, which in the past has led to, and in the future may lead to, accounting impairments, or (iii) the discovery of unanticipated liabilities, cybersecurity concerns, control or compliance issues, environmental matters, labor relations difficulties, or other issues for which we lack contractual protections, insurance or indemnities. Failure to successfully execute our growth strategy via acquisitions and successfully integrate these acquisitions could adversely affect our competitive position, business, financial condition or results of operations.
Acquisitions involve a number of risks and present financial, managerial and operational challenges, including: diversion of management’s time and attention from existing businesses and operations; insufficient internal controls over financial or compliance activities or financial reporting of acquired businesses; failure to realize expected synergies; impact on our ability to achieve some or all of our sustainability commitments; assumption of new material risks associated with the acquired businesses; and loss of key employees of the acquired businesses. As a result, the anticipated benefits of acquisitions may take longer to realize or not be fully realized, or may cost more than expected, which could materially and adversely affect our business, results of operations or financial condition.
A significant portion of our products and offerings in our Measurement and Control Solutions segment are affected by the availability, regulation of and interference with radio spectrum that we use.
A significant portion of the offerings in our Measurement and Control Solutions segment use radio spectrum that is subject to government regulation. In the U.S., our products are primarily designed to use FCC-licensed spectrum in the 900MHz range. The FCC may elect not to renew our existing spectrum licenses, or materially change the regulations affecting the use of these licenses. In addition, there may be insufficient available frequencies in some markets to sustain or develop our planned operations at a commercially feasible price or at all.
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
To the extent we introduce new products designed for use in the U.S. or another country, such products may require significant modification or redesign in order to meet frequency requirements and other regulatory specifications. Limitations on frequency availability or the cost of making necessary modifications may preclude us from selling our products in certain countries. The regulations that govern our use of radio spectrum may change or new products may be allowed under the regulations that cause interference with our products, which may require us to modify our products or seek new partnerships. In addition, we may not be able to secure suitable partners for co-development of products. The lack of availability of radio spectrum or an inability or delay in modifying our products to meet frequency requirements, or the cost of completing such modifications, could have material adverse effects on our business, financial condition, and results of operations.
Weather conditions, including the effects of climate change and associated efforts by governmental or regulatory authorities to mitigate such effects, may cause volatility in our served markets and demand for our products.
The unpredictable nature, frequency, and severity of, and changes in weather events, patterns and related conditions, such as heavy flooding, prolonged droughts, wildfires, rainfall amounts and intensity, sea levels, and fluctuations in temperatures, including as a result of climate change, can positively or negatively impact portions of our business and therefore result in volatility in our financial results. For example, certain events may disrupt customers’ operations, creating shutdowns that prevent our site access or defer our performance of services or sale of equipment. Heavy flooding and rain events may increase demand for our solutions that help manage water and stormwater overflows or remove and transfer excess or unwanted water. Prolonged drought conditions may increase demand for our pumping technology used in agriculture and turf irrigation applications. Demand for water reuse applications, such as those provided by our treatment business, may also increase as communities look to address water scarcity challenges. Fluctuations in temperatures may result in varying demand for our products used in residential and commercial hydronic applications, where homes and buildings use circulating water to heat and cool living spaces.
In addition, certain of our products, services and solutions assist our customers in meeting increasingly stringent scarcity, efficiency, environmental and safety requirements, including via U.S. and other countries’ laws or regulations enacted for the purpose of limiting greenhouse gas (“GHG”) emissions or making water supplies more resilient, cleaner and safer. Our future growth is dependent in part on the impact and timing of such potential new laws and regulations, as well as potential changes to existing laws and regulations. If stricter laws or regulations are delayed, not enacted, repealed, amended to be less strict, not enforced or are enacted with prolonged phase‑in periods, demand for our products and services may be reduced. We are currently unable to predict whether changes to laws and regulations will affect demand for our products and services. To the extent that such changes increase uncertainty or have a negative impact on us, our business, financial condition, results of operations or prospects may be materially and adversely impacted.
Severe weather events and other effects of climate change have also caused, and may in the future cause, disruptions to our facilities and operations, and those of our customers and suppliers, as well as fluctuations in demand for our products and services, and could also increase competition. In 2024, a physical risk analysis of our facilities using the Task Force on Climate Related Financial Disclosures framework indicated that our exposure to certain reviewed physical hazards (e.g. drought, wildfire, temperature extremes, water stress, etc.) is expected to remain low through 2030 under assessed GHG emission mitigation scenarios; but as we approach 2050, exposure to drought and temperature extremes may increase due to the effects of climate change. We cannot be sure that disruptions with material adverse effects will not occur despite our continued assessment of these risks, implementation of mitigation plans and business continuity and disaster recovery planning.
Our sustainability commitments, goals, targets, objectives and initiatives, and our public statements and disclosures regarding them or in response to mandatory reporting standards, expose us to numerous risks.
In support of our strategy, we have and will continue to establish goals, targets, and other objectives related to sustainability matters, including science-based targets aligned to limiting global temperature increase to 1.5°C above pre-industrial level by 2030, in line with the Paris Agreement, and commitment to net-zero GHG emissions (Scope 1, 2 and 3) before 2050. Achieving our sustainability goals and commitments will require evolving our business, making capital investments and developing technologies that might not currently exist. We might incur additional expenses or be required to recognize impairment charges in connection with our efforts. These commitments, goals, targets and other objectives reflect our current plans and there is no guarantee that they will be achieved or maintained. Our efforts to research, establish, accomplish and accurately report on these commitments, goals, targets and objectives expose us to operational, reputational, financial, legal, and other risks. Our ability to achieve any stated commitment, goal, target, or objective is subject to varied factors and conditions, many of which are outside of our control, including the extent to which energy generated from renewable resources is available from the grid, the pace of changes in technology, the availability of requisite financing, and the availability of suppliers that can meet our sustainability and other standards.
We may face increased scrutiny from the investment community, regulators, media (including social media) and other stakeholders related to our sustainability activities, commitments, goals, targets and objectives, and our methodologies and timelines for pursuing them. At the same time, certain governmental representatives and other stakeholders have increasingly expressed or pursued opposing views, legal and investment expectations around sustainability initiatives, including the enactment or proposal of “anti-ESG” legislation, executive orders or policies and adverse social media campaigns.
We are subject to increasing regulatory requirements around sustainability-related disclosures, including significant rule making by the EU related to the Corporate Sustainability Reporting Directive and climate-related rules and regulations pursued by U.S.-based governments (e.g. federal or states) and other countries, which may continue to evolve. Complying with regulators’ disclosure requirements has and will continue to impose substantial additional costs and require additional resources, including for third-party attestation, and to enable the capture, analysis and audit of appropriate data. We may also experience operational disruption, increased costs, and other harms in our efforts to comply with or respond to reversals or changes in such requirements. Any actual or alleged failure to comply with regulatory requirements around disclosures could result in fines, penalties and civil liabilities, and damage to our reputation. Furthermore, if our sustainability reporting and practices do not meet investors, regulators or other stakeholders’ expectations, standards and requirements, or if we are unable to satisfy all stakeholders (who reflect varied and evolving expectations), our reputation, ability to attract or retain employees, and attractiveness as an investment, business partner or acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our sustainability commitments, goals, targets, and objectives, to comply with ethical, environmental or other standards, regulations, or expectations, or to comply with reporting and disclosure requirements and standards related to these matters, within the timelines we announce, or at all, could have adverse operational, reputational, financial and legal impacts.
Risks Related to Financial and Tax
Our business is subject to foreign currency exchange rate fluctuations.
Sales outside the U.S. for the year ended December 31, 2024 accounted for approximately 43% of our net sales. We also have significant operations in various locations outside the U.S. Our principal currency exposures for which we enter into cash flow hedges relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Australian Dollar, and Polish Zloty. Changes in the value of currencies of the countries in which we do business relative to the value of the U.S. Dollar or Euro could affect our ability to sell products competitively and control our cost structure, which has had and may continue to have a material adverse effect on our business, financial condition, cash flows and results of operations. Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. Dollar. The translation risk is primarily concentrated in the exchange rate between the U.S. Dollar and the Euro, British Pound, Chinese Yuan, Canadian Dollar, Australian Dollar, Swedish Krona, and Indian Rupee. As the U.S. Dollar fluctuates against other currencies in which we transact business, revenue and income may be impacted. Strengthening of the U.S. Dollar relative to the Euro and the currencies of the other countries in which we do business, has materially and adversely affected, and could in the future materially and adversely affect, our sales growth and profitability. Refer to Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" for additional information on foreign exchange risk.
Our financial results may fluctuate from period to period and can be difficult to predict.
Our businesses are impacted by short cycle and book-and-bill business to varying degrees, which may be difficult to predict, or we have limited visibility into, particularly for the business that we transact through our significant distribution network. In addition, our businesses are impacted by long-cycle business including large projects, which could be unexpectedly canceled, or whose timing can change based upon customer requirements due to a number of factors affecting the projects that are beyond our knowledge or control, such as funding, readiness of the project and regulatory approvals. We rely on a complex global supply chain, which is subject to dynamic conditions, volatility, unexpected changes and disruptions due to macroeconomic and geopolitical conditions. These supply chain challenges have affected, and may continue to affect, our cost structure, production and ability to timely fill customer orders. Accordingly, our financial results for any given period have been and will continue to be difficult to predict.
We may incur impairment charges for our goodwill and other indefinite-lived intangible assets.
We have a significant amount of goodwill and purchased intangible assets on our Consolidated Balance Sheets as a result of acquisitions. As of December 31, 2024, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled approximately $8 billion. In accordance with generally accepted accounting principles, we evaluate these assets for impairment at least annually, or more frequently if changes in events or circumstances indicate it is more likely than not that a potential impairment could exist. Significant negative industry or economic trends, disruptions to our business or our customers’ business, inability to effectively integrate or scale acquired businesses, increases in cost of capital, unexpected significant changes or planned changes in use of the assets, failure of the FCC to renew radio spectrum licenses, and divestitures and market capitalization declines may cause impairment of our goodwill and other indefinite-lived intangible assets. Material impairment charges have in the past and could in the future adversely affect our results of operations and financial condition.
Changes in our effective tax rates and tax expenses may adversely affect our financial results.
We sell our products in approximately 150 countries and 43% of our revenue was generated outside the U.S. for the year ended December 31, 2024. Given the global nature of our business, a number of factors may increase our effective tax rates and tax expense, including:
•the geographic mix of jurisdictions in which profits are earned and taxed;
•the statutory tax rates and tax laws in jurisdictions in which we conduct business;
•the resolution of tax issues arising from tax examinations by various tax authorities; and
•the valuation of our deferred tax assets and liabilities.
Additionally, tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political and other conditions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. We continue to monitor the developments and tax implications surrounding changes in the global tax environment, including the Organization for Economic Co-operation and Development’s model rules that propose a global minimum tax rate of 15%. Certain countries have enacted such legislation effective in 2024. Furthermore, we expect the U.S. Congress to consider additional tax legislation in 2025, including extensions or other changes to the 2017 Tax Cuts and Jobs Act. We will continue to monitor pending legislation and implementation by individual countries and evaluate the potential impact on our business in future periods.
Our businesses are regularly examined by various tax authorities throughout the world and the resolutions of these examinations do not typically have a significant impact on our effective tax rates and tax expenses, but they could. For example, following an examination regarding aspects of the reorganization of our European business that occurred in 2013, the Swedish tax authority issued a tax assessment to Xylem’s Swedish subsidiary in 2019, which we are appealing as further described in Note 7, “Income Taxes.” This examination as well as other examinations can result in increased tax assessments, and settlement or litigation about the assessments and final resolution could be unfavorable to Xylem. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, including unrecognized tax benefits; however, unanticipated developments in an audit or litigation could materially and adversely affect us. Although we believe our tax estimates and accruals are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions, accruals and unrecognized tax benefits, which could materially and adversely affect our business, operating results, cash flows and financial condition.
Our pension and other defined benefit plans are subject to regulatory and financial market risks.
Certain current and retired employees are covered by pension and other defined benefit plans (collectively, “post-retirement benefit plans”). We make contributions to fund our post-retirement benefit plans when it is necessary or we consider it advantageous to do so. Risks to the Company include significant changes in market interest rates and inflation, decreases in fair value of plan assets, changes in discount rates, or changes in minimum funding requirements established by governments, taxing authorities or other agreements, any of which could increase our funding obligations and adversely impact our earnings, financial condition and cash flows in future periods. In addition to cash funding, we attempt to mitigate these risks, including through investments in assets intended to hedge market risk and in insurance solutions to transfer risk. However, the cost of our post-retirement benefit plans is incurred over long periods of time and involves factors that can be volatile and unpredictable, including rates of return on plan assets, discount rates used to calculate liabilities and expenses, changes in laws, regulatory actions, and changes in actuarial experience and assumptions, which could adversely impact our earnings, results of operations, financial condition and cash flows.
Risks Related to Legal and Regulatory
Failure to comply with laws, regulations and policies related to our business conduct, including the U.S. Foreign Corrupt Practices Act, other applicable anti-corruption laws, trade regulations, and data privacy and security laws, could have a material adverse impact on us.
Given our global operations, we are subject to regulation under a wide variety of U.S. and non-U.S. laws, regulations and policies related to anti-bribery and corruption, trade including tariffs, exports and imports, anti-trust and competition, money laundering, and employment. Our policies mandate compliance with these laws and regulations. The U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act of 2010 and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-corruption laws may conflict with local business customs and practices. We cannot guarantee that our internal controls, policies and procedures will always prevent and protect us from improper conduct by our employees or business partners, including distributors and sales agents. In the event that we believe or have reason to believe that our employees or business partners have or may have violated applicable laws, regulations or policies, including anti-corruption laws, we are required to investigate the relevant facts and circumstances. This can be expensive and require significant time and attention from senior management. Any violation could result in substantial fines, sanctions, civil and/or criminal penalties, termination of relationships with business partners, or curtailment of operations in certain jurisdictions, and as a result might materially and adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business.
Additionally, to conduct our business and operations, we retain or move data across borders, and consequently we are subject to the evolving legal and regulatory landscape regarding data privacy, data protection and data security, including the California Consumer Protection Act, the EU's GDPR and the China PIPL. The scope of these and other laws that may be applicable to us continues to evolve, is often uncertain and may be conflicting, particularly as respects foreign laws. GDPR greatly increases the jurisdictional reach of EU law and adds a broad array of requirements for handling personal data, including the enforcement of data subject rights, enhanced security requirements, obligations to guarantee EU data subject rights are not compromised in countries outside the EU, and public disclosure of significant data breaches. Other countries, such as China with its PIPL, have enacted or are enacting data localization and security laws, as well as various reporting requirements. All of these evolving legal and operational requirements impose significant costs of compliance that are likely to increase over time. We cannot guarantee that we will at all times be in compliance with all requirements. In addition, any violation could result in substantial fines, sanctions and/or civil penalties, damage to our reputation and could materially and adversely affect our business, results of operations or financial condition.
Failure to comply with, and the cost of complying with, laws, regulations, policies and taxes applicable to our operations, products and services, including those involving the environment, climate change, and health and safety, could have a material adverse impact on us.
Certain of our operations, products and services are governed by various federal, state, and local or foreign laws and regulations for the protection of the public, our employees and the environment, including those related to: emissions; potable and non-potable water; wastewater treatment and discharge; the generation, handling, storage, use, transport, treatment and disposal of non-hazardous and hazardous materials and wastes; the use of U.S. FCC-licensed radio spectrum (as detailed above); and our employees’ health and safety. Such laws and regulations include the Occupational Health and Safety Act, the federal Safe Drinking Water Act, the Clean Water Act, the Clean Air Act, RCRA, CERCLA, the Toxic Substances Control Act, the Federal Insecticide, Fungicide and Rodenticide Act, the EU’s Restriction of Hazardous Substance Directive, and the EU’s Registration, Evaluation and Authorization of Chemicals Directive, as well as others enacted in response to environmental and climate change concerns. In addition, certain of our products may be subject to product safety regulations. For example, certain of our products supplied to the medical industry are subject to U.S. Food and Drug Administration 510(k). The aforementioned laws and regulations establish, among other things, criteria and standards we must comply with and may require licensing, permitting, approval or reporting. We cannot guarantee that our operations, products or services will at all times be in compliance with all applicable laws, regulations and permits or that we will be able to obtain or renew all required permits.
Increasing public and governmental concern regarding the environment and the effects of climate change has, and may continue to, result in new or increased legal and regulatory requirements, policies and taxes intended to limit environmental damage and GHG emissions. These may encompass pollution and discharges, emissions trading schemes, carbon, fuel or other taxes. In addition, as discussed above, we are subject to increasing regulatory requirements around disclosures related to our business’ impact on climate change. Compliance with all of these requirements is complex. Applicable requirements change frequently and the timing and substance of future changes is uncertain and difficult to predict. We incur, and expect to continue to incur, increased costs to comply with applicable requirements, including: i) operating and capital expenditures related to our facilities and equipment; ii) research and development costs, including with respect to the design or re-design of our products in order to conform to changing emissions and efficiency standards and regulations, and iii) costs for tools, talent and resources to meet the increasing disclosures requirements (discussed above). Our failure to comply with applicable laws, regulations, policies and taxes may result in substantial litigation and defense costs, fines, penalties and criminal sanctions; facility shutdowns to address violations; and investments in costly pollution control equipment or operational changes to limit emissions or discharges. Developments such as the adoption of new environmental or climate change laws and regulations, enforcement actions or litigation, discovery of previously unknown or more extensive contamination conditions, obsolescence of our products, interruption or suspension of our operations, an inability to recover costs associated with any such developments, or the financial insolvency of other responsible parties, could have material adverse effects on our business, financial condition, cash flows, results of operations, and reputation.
We face risks related to legal and regulatory proceedings.
We are subject to various laws, regulations and other requirements of U.S. and foreign governmental authorities, any violation of which could potentially create substantial liability and damage our reputation. Changes in laws, ordinances, regulations or other government policies, the nature, timing, and effect of which are uncertain, may significantly increase our expenses and liabilities.
From time to time, we are involved in legal and regulatory proceedings that are incidental to the operation of our businesses (including that of acquired or previously owned entities). These proceedings may seek remedies relating to environmental matters, tax, securities, intellectual property, acquisitions or divestitures, product liability, property damage, personal injury, privacy, employment, labor and pensions, governmental and commercial or contractual issues or disputes. In addition, our continued transition to connected products and services and digital technologies and solutions has increased our exposure to intellectual property litigation and we expect that this risk will continue to increase as we execute on our innovation and technology priorities. It is not possible to predict with certainty the outcome of claims, investigations, regulatory proceedings and lawsuits, and we have in the past and could in the future incur judgments, fines or penalties or enter into settlements. Additionally, we may be required to change or cease operations at one or more facilities if a regulatory agency determines that we have failed to comply with laws, regulations or orders applicable to our business.
The global and diverse nature of our operations, coupled with the increase in regulation and enforcement in many regions globally, means that we will continue to face legal and compliance risks. Additional legal and regulatory proceedings and other contingencies, the outcome of which cannot be predicted with certainty, have in the past and may in the future arise from time to time. In addition, subsequent developments in legal and regulatory proceedings may affect our assessments and estimates of loss contingencies recorded as a reserve and require us to make payments in excess of our reserves. Any of the foregoing impacts could have an adverse effect on our business, results of operations, financial condition and reputation.
Infringement or expiration of our intellectual property rights, or allegations that we have infringed upon the intellectual property rights of third parties could negatively affect us.
We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, that are important to our business. Our intellectual property rights may provide us with competitive advantages because they may help us differentiate our technologies, products and services. However, our current or future intellectual property rights may not be sufficiently broad or may be challenged, invalidated, circumvented, misappropriated, independently developed, or designed around, particularly given our operations in countries where laws governing intellectual property rights are not highly developed, protected or enforced. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property, or detect or prevent circumvention, misappropriation or unauthorized use of such property, as well as the cost of enforcing our intellectual property rights, could adversely impact our business, financial condition and results of operations.
From time to time, we receive claims from third parties alleging intellectual property infringement or misappropriation. We may not be successful in defending, asserting a counterclaim or negotiating a license, in response to such claims. In addition, as a result of such infringement or misappropriation claims, we could lose our rights to use or license critical technology, sell critical products and services, be required to pay substantial damages or license fees with respect to the use of third-party intellectual property rights, or be required to redesign our products at substantial cost, any of which could adversely impact our competitive position, financial condition and results of operations. Even if we successfully defend against claims of infringement or misappropriation, we may incur significant costs and diversion of management attention and resources, which could adversely affect our business, financial condition and results of operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.    CYBER SECURITY.
Cybersecurity Risk Management and Strategy
Cybersecurity risk management is integrated into our Enterprise Risk Management (“ERM”) Program, which is our approach to identifying, assessing, prioritizing and mitigating risks to the Company, with mitigation efforts focused on the highest risks. Our ERM Program assesses risks, including those related to cybersecurity, annually, and monitors such risks on an ongoing basis.
We maintain a comprehensive cybersecurity program that encompasses our enterprise information technology, including operational technology and technology of third parties on which we rely, and connected products and services. Our enterprise cybersecurity program is guided by the National Institute of Standards and Technology’s (“NIST”) Cybersecurity Framework. Key areas of responsibility in the program include governance, risk and compliance, threat analysis and response, security architecture and engineering, security operations and secure manufacturing operations. Our connected products and services cybersecurity program is guided by the ISA/IEC 62443 standard. Key areas of responsibility include product security, software development, innovation management, threat analysis and incident response. Both the enterprise and connected products and services programs are designed to assess, identify and manage risks from cybersecurity threats in order to protect and preserve the security, resiliency, integrity and continued availability of the Company’s information technology systems and connected products and services, and also to protect the confidentiality and integrity of information owned by, or in the custody and care of, the Company. Elements of the programs include policies, standards, architecture, processes, tools, technology, employee education and training, and incident response. Our enterprise and product security programs undergo regular testing, including periodic vulnerability scanning and penetration testing. In addition, we also periodically engage third parties to assess our enterprise and product security programs and provide consultation and advice to assist with assessing, identifying and managing cybersecurity risks.
We maintain cybersecurity policies that apply to all employees, businesses and functions, as well as third-party vendors and contractors as required by our legal agreements with them. These policies specify roles and responsibilities, fundamental principles and proper controls required for Xylem’s protection, and also require the use of certain cyber risk management processes to onboard new suppliers and other third parties. We periodically review our policies to identify potential gaps or areas for improvement, considering changes in the Company, and its connected products and services, as appropriate.
Our Cybersecurity Incident Response Plan (“IRP”), which generally aligns with NIST's guidance, provides management with a standardized framework for responding to an actual or potential cybersecurity threat or incident. The IRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. The IRP also specifies the use of third-party experts for legal advice, consulting and incident response, as appropriate. The IRP undergoes at least annual tabletop exercises, the results of which are used to identify areas for improvement in our processes and technologies. We have protocols and processes by which certain cybersecurity incidents, as specified by our IRP, are escalated within the Company and, as appropriate, to the Audit Committee of the Board of Directors.
Employees receive annual and ongoing education and training regarding relevant cybersecurity risks and practices, including how to protect information and systems from cyber threats. We also conduct monthly phishing simulations to increase employees’ ability to detect and prevent such threats.
The Company maintains insurance as part of its cybersecurity risk mitigation strategy to provide protection against certain potential losses arising from certain cybersecurity incidents.
Cybersecurity Governance
In line with its broader strategic oversight, the Board oversees cybersecurity, including strategy and processes. To assist with oversight of cybersecurity, the Board has delegated to its Audit Committee responsibility to oversee certain aspects of cybersecurity, including controls and reporting. At least semi-annually, the Audit Committee or full Board receive reports from the Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”). Reports include topics such as updates on the Company’s cybersecurity risk profile, assessments of the Company’s enterprise and product security programs, management’s strategy for managing risks, measures implemented to identify and mitigate cybersecurity risks, the status of projects to strengthen the Company’s cybersecurity posture, the emerging cybersecurity threat landscape and other relevant topics. The Board also receives a report from management on the results of the Company’s annual ERM Program risk assessment, as well periodic updates on the ERM Program and ongoing monitoring of the Company’s risks, including cybersecurity risk, as appropriate.

The Company’s Cyber Risk Committee (“CRC”), comprised of a cross-functional group of senior executives, provides advice and governance regarding the Company’s strategic management of cybersecurity across the Company, including cybersecurity risk posture, projects, issues, threat intelligence and escalations. At its periodic meetings, the CRC receives reports and presentations from the CISO or third parties on internal and external cybersecurity matters, and, as appropriate, briefings from the CISO on cybersecurity incidents, the Company’s incident response, recovery and remediation and actual or potential impacts.
Our CISO, who has extensive cybersecurity knowledge and skills gained from over 25 years of relevant work experience, and is a Certified Information Systems Security Professional, is responsible for assessing, monitoring and advising the Company’s various business units, management and the Board on risks from cybersecurity threats; implementing cybersecurity strategy, programs and processes across our enterprise and connected products and services; reviewing the risk management measures implemented by the Company to identify and mitigate cybersecurity risks; and overseeing the maintenance and deployment of the Cybersecurity Incident Response Plan. The CISO leads the Company’s Cybersecurity Team (“Team”), comprised of individuals with a broad range of cybersecurity skills, experiences and certifications. The Team is responsible for the implementation, monitoring and maintenance of the Company’s cybersecurity practices in coordination with its businesses, operations and functions, and oversees the Company’s cybersecurity program.
Material Cybersecurity Risks, Threats & Incidents
Although we have experienced actual and attempted cybersecurity threats and incidents in the past, we do not believe that the risks from any of these events or incidents, individually or in the aggregate, have materially affected our business, operations or financial condition, or are reasonably likely to have such an effect. However, due to evolving cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents. For a more detailed discussion of the risks we face see the discussion set forth under “Item 1A. Risk Factors” in this Report.

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

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Leased
		Water Infrastructure
Emmaboda	Sweden	Administration and Manufacturing	1,197,000	Owned
Shenyang	China	Manufacturing	271,000	Owned
Vadodara	India	Manufacturing and Research & Development	240,000	Leased
Stockholm	Sweden	Administration and Research & Development	182,000	Leased
		Applied Water
Morton Grove	IL	Administration and Manufacturing	530,000	Owned
Montecchio	Italy	Administration and Manufacturing	379,000	Owned
Nanjing	China	Manufacturing	363,000	Owned
Auburn	NY	Manufacturing	273,000	Owned
Abony	Hungary	Manufacturing	250,000	Leased
Stockerau	Austria	Sales & Service Office	234,000	Owned
Strzelin	Poland	Manufacturing	185,000	Owned
Cheektowaga	NY	Manufacturing	147,000	Owned
		Measurement and Control Solutions
Ludwigshafen	Germany	Manufacturing	318,000	Owned
Texarkana	AR	Manufacturing	254,000	Owned
Uniontown	PA	Manufacturing	240,000	Leased
DuBois	PA	Manufacturing	197,000	Owned
Durham	NC	Administration and Research & Development	172,000	Leased
Weilheim	Germany	Manufacturing	160,000	Leased
Dubois	PA	Manufacturing	137,000	Leased
		Water Solutions and Services
Thomasville	GA	Manufacturing	211,000	Owned
Rockford	IL	Manufacturing	165,000	Owned
Bridgeport	NJ	Administration and Manufacturing	136,000	Leased
Holland	MI	Manufacturing	132,000	Owned
Houston	TX	Service	107,000	Leased
		Regional Locations
Dubai	United Arab Emirates	Manufacturing	144,000	Owned
Nottinghamshire	United Kingdom	Administration	139,000	Leased
Nanterre	France	Sales & Service Office	139,000	Leased
Langenhagen	Germany	Sales & Service Office	134,000	Owned
Schaffhausen	Switzerland	Administration	26,000	Leased
		Corporate Headquarters
Washington	DC	Administration	18,000	Leased

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

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following information is provided regarding the executive officers of Xylem as of February 4, 2025:

NAME	AGE	CURRENT TITLE	OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS
Matthew F. Pine	53	President and Chief Executive Officer (2024)
•Chief Operating Officer (2023)
•Senior VP and President, Americas, Applied Water Systems and Measurement and Control Systems (2022)
•Senior VP and President, Americas and Applied Water Systems (2020)
•President, Carrier Residential, United Technologies Corporations (2018), a multinational industrial conglomerate

William K. Grogan	46	Senior VP, Chief Financial Officer (2023)	• Senior VP and Chief Financial Officer, IDEX Corporation, a diversified manufacturer of highly engineered products (2017)

Rodney O. Aulick	57	Senior VP and President, Water Solutions and Services (2023)	•Executive Vice President Water Solutions and Services, Evoqua Water Technologies Corp. (2018)

Dorothy G. Capers	63	Senior VP, General Counsel (2022)	• Executive Vice President, Global General Counsel and Corporate Secretary, National Express Group, a leading transport provider (2015)

Albert Cho	44	Senior VP, Chief Strategy and External Affairs Officer (2022)	• Senior VP, Chief Strategy and Digital Officer (2020) • VP and General Manager, Advanced Infrastructure Analytics (2018)

Meredith Emmerich	49	Senior VP and President, Applied Water Systems (2024)	• VP and General Manager, Americas Commercial HVAC, Carrier Global Corporate, a climate and energy solutions provider (2020)

Michael J. McGann	54	Senior VP and President, Americas and Measurement and Control Solutions (2023)	•VP, North America Utilities Commercial Team (2022) •VP, Sensus Americas, Global Engineering and Assessment Services (2017)

Geri-Michelle McShane	51	VP, Controller and Chief Accounting Officer (2019)	•Controller, Accounting and Reporting (2016)

Claudia S. Toussaint	61	Senior VP, Chief People and Sustainability Officer (2021)	• Senior VP, General Counsel and Corporate Secretary (2014)

Hayati Yarkadas	56	Senior VP and President, Europe, Water Infrastructure (2020)	• Senior VP and President, Performance Materials, Trinseo S.A., a specialty material solutions provider (2015)
Note: Date in parentheses indicates the year in which the position was assumed.

BOARD OF DIRECTORS
The following information is provided regarding the Board of Directors of Xylem as of February 4, 2025:

NAME	TITLE
Robert F. Friel	Board Chair, Xylem Inc., Former Chairman, President and CEO, PerkinElmer, Inc.

Matthew F. Pine	President and Chief Executive Officer, Xylem Inc.

Jeanne Beliveau-Dunn	Chief Executive Officer and President of Claridad, LLC

Earl R. Ellis	Executive Vice President and Chief Financial Officer, ABM Industries Incorporated

Lisa Glatch	Former President, LNG and Net-Zero Solutions and Chief Sustainability Officer, Sempra Infrastructure

Victoria D. Harker	Former Executive Vice President and Chief Financial Officer, TEGNA, Inc.

Mark D. Morelli	President and Chief Executive Officer, Vontier Corporation

Jerome A. Peribere	Former President and Chief Executive Officer, Sealed Air Corporation

Lila Tretikov	Partner, Head of Artificial Intelligence Strategy, New Enterprise Associates, Inc.

Uday Yadav	Chief Executive Officer, TK Elevator

PART II
ITEM 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price and Dividends
Our common stock trades publicly on the New York Stock Exchange under the trading symbol “XYL”. As of January 31, 2025, there were 7,365 holders of record of our common stock.
Dividends are declared and paid on the common stock at the discretion of our Board and depend on our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our Board. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2025, we declared a dividend of $0.40 per share to be paid on March 19, 2025 to shareholders of record on February 18, 2025.
There were no unregistered offerings of our common stock during 2024.
Fourth Quarter 2024 Share Repurchase Activity
The following table summarizes our repurchases of our common stock for the quarter ended December 31, 2024:

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
10/1/24 - 10/31/24	—	—	—	$182
11/1/24 - 11/30/24	—	—	—	$182
12/1/24 - 12/31/24	—	—	—	$182
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three months ended December 31, 2024. There are up to $182 million in shares that may still be purchased under this plan as of December 31, 2024.

PERFORMANCE GRAPH
CUMULATIVE TOTAL RETURN
The following graph compares the relative performance of our common stock, the S&P 500 Index and the S&P 500 Industrials Index. This graph covers the period from December 31, 2019 through December 31, 2024 and assumes that $100 was invested on December 31, 2019 in our common stock, the S&P 500 and the S&P 500 Industrials with the reinvestment of any dividends.

	XYL	S&P 500	S&P 500 Industrials Index
December 31, 2020	131	118	111
December 31, 2021	156	152	134
December 31, 2022	145	125	127
December 31, 2023	152	157	150
December 31, 2024	156	197	176
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
This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Due to the change in reportable segments effective January 1, 2024, we have provided an updated discussion covering 2023 and 2022 and year-to-year comparisons between 2023 and 2022, reflective of the current reportable segments.
Overview
Xylem is a leading global water technology company. We design, manufacture and service highly engineered products and solutions ranging across a wide variety of critical applications in utility, industrial, residential and commercial building services settings. Our broad portfolio of solutions addresses customer needs across the water cycle, from the delivery, measurement and use of drinking water to the collection, test, treatment and analysis of wastewater, to the return of water to the environment. Our product and service offerings are organized into four reportable segments that are aligned around the critical market applications they provide: Water Infrastructure, Applied Water, Measurement and Control Solutions and Water Solutions and Services.
•Water Infrastructure serves the water infrastructure sector with pump systems that transport water from aquifers, lakes, rivers and seas; with filtration, ultraviolet and ozone systems that provide treatment, making the water fit to use; and pumping solutions that move the wastewater and storm water to treatment facilities where our mixers, biological treatment, monitoring and control systems provide the primary functions in the treatment process. Additionally, our offerings use monitoring and control, smart and connected technologies to allow for remote monitoring of performance and enable products to self-optimize pump operations maximizing energy efficiency and minimizing unplanned downtime and maintenance for our customers. The Water Infrastructure segment also provides a range of highly differentiated and scalable products and technologies with product offerings in the filtration and separation, disinfection, and wastewater solutions, for municipal and industrial applications. In the Water Infrastructure segment, we provide the majority of our sales directly to customers along with strong applications expertise, while the remaining amount is through distribution partners.
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
•Measurement and Control Solutions primarily serves the utility infrastructure solutions and services sector by delivering communications, smart metering, measurement and control capabilities and critical infrastructure technologies that allow customers to more effectively use their distribution networks for the delivery, monitoring and control of critical resources such as water, electricity and natural gas. We also provide analytical instrumentation used to measure and analyze water quality, flow and level in clean water, wastewater and outdoor water environments. Additionally, we offer software and services which have been further enhanced by our Xylem Vue platform to enable a holistic view of the water cycle for our customers through cloud-based analytics, remote monitoring and data management with the purpose of optimizing their operating efficiency. In the Measurement and Control Solutions segment, we generate our sales through a combination of long-standing relationships with leading distributors and dedicated channel partners, as well as direct sales depending on the regional availability of distribution channels and the type of product.

•Water Solutions and Services provides tailored services and solutions, in collaboration with customers, including on‑demand water, outsourced water, recycle/reuse, pipeline assessment services, specialty dewatering and emergency response service alternatives to improve operational reliability, performance and environmental compliance. Key offerings within this segment also include equipment systems for industrial needs (influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment, and recycle/reuse), full-scale outsourcing of operations and maintenance, and municipal services, including odor and corrosion control services, as well as leak detection, condition assessment and asset management and pressure monitoring solutions.
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
•"adjusted net income" and "adjusted earnings per share" defined as net income and earnings per share, respectively, adjusted to exclude restructuring and realignment costs, amortization of acquired intangible assets, gain or loss from sale of businesses, gain on remeasurement of previously held equity interest, special charges and tax-related special items, as applicable. A reconciliation of adjusted net income and adjusted earnings per share is provided below.

(in millions, except per share data)	2024		2023
Net income and Earnings per share	$890	$3.65	$609		$2.79
Restructuring and realignment	91	0.37	106		0.49
Acquired intangible amortization	216	0.89	176		0.81
Special charges (a)	57	0.23	138		0.63
Gain on remeasurement of previously held equity interest	(152)	(0.62)	—		—
Tax-related special items	(19)	(0.08)	(115)	(c)	(0.53)
Loss from sale of business	46	0.19	1		—
Tax effects of adjustments (b)	(88)	(0.36)	(90)		(0.41)
Adjusted net income and Adjusted earnings per share	$1,041	$4.27	$825		$3.78
Weighted average number of shares - diluted	243.5		218.2
(a)The special charges in the years end December 31, 2024 and 2023 primarily relate to $50 million and $134 million of acquisition and integration related costs, respectively.
(b)The tax effects of adjustments are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction.
(c)The tax-related special items in 2023 primarily relate to $70 million of tax benefits from tax exam impacts and $27 million of tax benefits relating to tax law changes.
▪"adjusted operating expenses" defined as operating expenses adjusted to exclude amortization of acquired intangible assets, restructuring and realignment costs and special charges, as applicable.
▪"adjusted operating income" defined as operating income, adjusted to exclude restructuring and realignment costs, amortization of acquired intangible assets, gain or loss from sale of businesses, gain on remeasurement of previously held equity interest, special charges and tax-related special items, as applicable, and "adjusted operating margin" defined as adjusted operating income divided by total revenue.
▪“EBITDA” defined as earnings before interest, taxes, depreciation and amortization expense, "EBITDA margin" defined as EBITDA divided by total revenue, "adjusted EBITDA" reflects the adjustment to EBITDA to exclude share-based compensation charges, restructuring and realignment costs, gain or loss from sale of businesses, gain on remeasurement of previously held equity interest and special charges, and "adjusted EBITDA margin" defined as adjusted EBITDA divided by total revenue.
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

(in millions)	2024	2023
Net cash provided by operating activities	$1,263	$837
Capital expenditures	(321)	(271)
Free cash flow	$942	$566
Net cash used in investing activities	$(482)	$(628)
Net cash used in financing activities	$(615)	$(157)

Executive Summary
Xylem reported revenue of $8,562 million for 2024, an increase of $1,198 million, or 16.3%, from $7,364 million reported in 2023. On a constant currency basis, revenue increased by $1,210 million, or 16.4%, during the year. The increase at constant currency consists of revenue from acquisitions of $786 million and an increase in organic revenue of $424 million reflecting organic growth across all major geographic regions, with organic growth in the Measurement and Control Solutions, Water Infrastructure, and Water Solutions and Services segments, more than offsetting organic declines in the Applied Water segment.
Operating income for 2024 was $1,009 million, reflecting an increase of $357 million, or 54.8%, compared to $652 million in 2023. Operating margin was 11.8% in 2024, up 290 basis points from 8.9% in 2023. The increase in operating income for 2024 included a decrease in special charges of $81 million, an increase in purchased intangible amortization of $40 million, and a decrease in restructuring and realignment costs of $15 million as compared to 2023. Excluding the impact of these items, adjusted operating income was $1,373 million, with an adjusted operating margin of 16.0% in 2024 as compared to adjusted operating income of $1,072 million with an adjusted operating margin of 14.6% in 2023, an increase of 140 basis points.
Additional financial highlights for 2024 include the following:
•Net income of $890 million, or $3.65 per diluted share, up 30.8% ($1,041 million or $4.27 per diluted share on an adjusted basis, up 13.0% from 2023)
•Net cash provided by operating activities of $1,263 million, up 51% from 2023, and free cash flow of $942 million, up 66% from 2023
•Orders of $8,730 million, up 16.4% from $7,501 million in 2023 (up 4.7% on an organic basis)
•Dividends paid to shareholders increased 9% in 2024.
Results of Operations

(in millions)	2024	2023	2022	2024 v. 2023		2023 v. 2022
Revenue	$8,562	$7,364	$5,522	16.3%		33.4%
Gross profit	3,212	2,717	2,084	18.2%		30.4%
Gross margin	37.5%	36.9%	37.7%	60	bp	(80)	bp
Total operating expenses	2,203	2,065	1,462	6.7%		41.2%
Expense to revenue ratio	25.7%	28.0%	26.5%	(230)	bp	150	bp
Operating income	1,009	652	622	54.8%		4.8%
Operating margin	11.8%	8.9%	11.3%	290	bp	(240)	bp
U.K. pension settlement expense	—	—	140	NM		NM
Interest and other non-operating expense, net	28	16	43	75.0%		(62.8)%
Gain on remeasurement of previously held equity interest	152	—	—	NM		NM
(Loss)/gain from sale of business	(46)	(1)	1	4,500.0%		(200.0)%
Income tax expense	197	26	85	657.7%		(69.4)%
Tax rate	18.1%	4.1%	19.2%	1,400	bp	(1,510)	bp
Net income	$890	$609	$355	46.1%		71.5%
NM     Not Meaningful

2024 versus 2023
Revenue
Revenue generated for 2024 was $8,562 million, an increase of $1,198 million, or 16.3%, compared to $7,364 million in 2023. The increase at constant currency consists of revenue from acquisitions of $786 million and an increase in organic revenue of $424 million, reflecting organic growth across all major geographic regions, with organic growth in the Measurement and Control Solutions, Water Infrastructure, and Water Solutions and Services segments, more than offsetting organic declines in the Applied Water segment.

The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during 2024:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2023 Revenue	$2,215		$1,853		$1,612		$1,684		$7,364
Organic Growth	123	5.5%	(58)	(3.2)%	255	15.9%	104	6.2%	424	5.8%
Acquisitions/(Divestitures)	221	10.0%	—	—%	4	0.2%	561	33.3%	786	10.7%
Constant Currency	344	15.5%	(58)	(3.2)%	259	16.1%	665	39.5%	1,210	16.5%
Foreign currency translation (a)	(4)	(0.2)%	(2)	(0.1)%	—	—%	(6)	(0.3)%	(12)	(0.2)%
Total change in revenue	340	15.3%	(60)	(3.3)%	259	16.1%	659	39.2%	1,198	16.3%
2024 Revenue	$2,555		$1,793		$1,871		$2,343		$8,562
(a)Foreign currency translation impact for the year primarily due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Canadian Dollar, Chinese Yuan, Chilean Peso, Brazilian Real and the Hungarian Forint, offset by the strengthening in the British Pound.
Water Infrastructure
Water Infrastructure revenue increased $340 million, or 15.3%, to $2,555 million in 2024 compared to 2023. Revenue growth was partially made up of the revenue contributed by acquisitions of $221 million, with the remainder of the increase coming from organic revenue growth of $123 million, or 5.5%. Revenue was negatively impacted by $4 million of foreign currency translation. The transport application had $79 million of organic revenue growth, driven by strength in all of our major geographic regions, led by increased sales volume and price realization in the U.S. and Canada, and backlog execution and infrastructure projects in western Europe. Organic revenue for the transport application also benefited from increased infrastructure projects in the emerging markets. Organic revenue for the treatment applications grew by $44 million, led by infrastructure projects in the U.S. and emerging markets.
Applied Water
Applied Water revenue decreased $60 million, or 3.3%, to $1,793 million in 2024 compared to 2023. Revenue was negatively impacted by $2 million of foreign currency translation, with the change at constant currency coming entirely from organic declines of $58 million. Industrial organic revenue decreased by $32 million due to timing of projects and softness across all major geographic regions. Organic revenue from building solutions declined $26 million driven by softness in the U.S.
Measurement and Control Solutions
Measurement and Control Solutions revenue increased $259 million, or 16.1%, to $1,871 million in 2024 compared to 2023. Foreign currency translation was flat during the year, with the change at constant currency coming from organic growth of $255 million, and $4 million of acquisition activity. Smart metering and other applications had $261 million of organic growth, driven by increased sales volume due to backlog execution in the U.S. Organic growth was partially offset by $6 million of organic decline in analytics, driven by lapping of project deliveries and backlog execution in the U.S. and emerging markets in the prior year.
Water Solutions and Services
Water Solutions and Services revenue increased $659 million, or 39.2% to $2,343 million in 2024 compared to 2023. Revenue growth was partially made up of the revenue contributed by acquisitions of $561 million, with the remainder of the increase coming from organic revenue growth of $104 million, or 6.2%. Revenue was negatively impacted by $6 million of foreign currency translation. Organic revenue growth was primarily from strength in the dewatering applications in the emerging markets and the U.S. due to increased sales volume, strong rental demand and increased capital project revenue in Canada.

Orders/Backlog
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business.
The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to orders during 2024:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2023 Orders	$2,313		$1,770		$1,670		$1,748		$7,501
Organic Impact	173	7.5%	57	3.2%	(3)	(0.2)%	122	7.0%	349	4.7%
Acquisitions/(Divestitures)	243	10.5%	—	—%	5	0.3%	643	36.8%	891	11.9%
Constant Currency	416	18.0%	57	3.2%	2	0.1%	765	43.8%	1,240	16.6%
Foreign currency translation (a)	(2)	(0.1)%	(3)	(0.2)%	—	—%	(6)	(0.3)%	(11)	(0.1)%
Total change in orders	414	17.9%	54	3.1%	2	0.1%	759	43.4%	1,229	16.4%
2024 Orders	$2,727		$1,824		$1,672		$2,507		$8,730
(a)Foreign currency translation impact for the year primarily due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Canadian Dollar, Chinese Yuan, Chilean Peso, Brazilian Real and the Hungarian Forint, offset by the strengthening in the British Pound.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays occur from time to time. Total backlog was $5,070 million at December 31, 2024 and $5,088 million at December 31, 2023, a decrease of 0.4%. We anticipate that more than 50% of our total backlog at December 31, 2024 will be recognized as revenue during 2025.
Gross Margin
Gross margin as a percentage of consolidated revenue increased 60 basis points to 37.5% in 2024 as compared to 36.9% in 2023. The gross margin increase included 40 basis points of favorable impacts from decreases in realignment costs and special charges as compared to the prior year and 10 basis points of unfavorable impacts from increased intangible amortization expense. The gross margin increase for the year included favorable operational impacts of 280 basis points, driven by 180 basis points of productivity savings and 90 basis points of price realization. These impacts were partially offset by 250 basis points of negative operating impacts, driven by 150 basis points of inflation, 50 basis points of unfavorable impacts from the Evoqua acquisition, and 30 basis points of increased spending on strategic investments.

Operating Expenses

(in millions)	2024	2023	Change
Selling, general and administrative expenses	$1,911	$1,757	8.8%
SG&A as a % of revenue	22.3%	23.9%	(160)	bp
Research and development expenses	230	232	(0.9)%
R&D as a % of revenue	2.7%	3.2%	(50)	bp
Restructuring and asset impairment charges	62	76	(18.4)%
Operating expenses	$2,203	$2,065	6.7%
Expense to revenue ratio	25.7%	28.0%	(230)	bp

Selling, General and Administrative ("SG&A") Expenses
SG&A expenses increased by $154 million (increase of 8.8%) to 22.3% of revenue in 2024, as compared to 23.9% of revenue in 2023. Cost increases were driven by $146 million of additional operational SG&A from the acquisition of Evoqua, $49 million of inflation, $36 million of increased spending on strategic investments, $24 million of increased acquired intangible asset amortization and $11 million of increased volume, partially offset by $61 million of savings from productivity initiatives and $56 million of decreased special charges, primarily costs associated with the Evoqua acquisition in the prior year.
Research and Development ("R&D") Expenses
R&D expense was $230 million, or 2.7% of revenue, in 2024 which was fairly consistent with the 2023 expense of $232 million, or 3.2% of revenue.
Restructuring and Asset Impairment Charges
Restructuring
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position itself. Restructuring charges were $55 million in 2024 as compared to $72 million in 2023.
For the year ended December 31, 2024, the charges incurred primarily related to actions taken to further streamline our organization in order to strengthen our competitive positioning and the ability to better serve our customers. The charges incurred were across all of our segments, with the majority of the charges impacting the Water Solutions and Services and Water Infrastructure segments.
For the year ended December 31, 2023, we incurred these charges primarily as a result of our acquisition of Evoqua. Approximately $27 million of the charges related to share-based compensation expense due to acceleration clauses in Evoqua's equity compensation agreements. Approximately $15 million of the charges represented the reduction of headcount related to the integration of Evoqua. Additionally, during 2023 we incurred $30 million of charges related to our efforts to reposition our businesses to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. The charges were incurred across all of our segments.
Refer to Note 5, "Restructuring and Asset Impairment Charges" for more information.
The following is a roll-forward of employee position eliminations associated with restructuring activities for the years ended December 31, 2024 and 2023:

	2024	2023
Planned reductions - January 1	113	102
Additional planned reductions	749	454
Actual reductions and reversals	(480)	(443)
Planned reductions - December 31	382	113

As a result of the actions initiated in 2024, we achieved savings of approximately $8 million in 2024 and estimate annual future net savings beginning in 2025 of approximately $55 million, resulting in $47 million of incremental savings from 2024 actions.
Asset Impairment
Refer to Note 12, "Goodwill and Other Intangible Assets," for more information on intangible asset impairment charges incurred during the years ended December 31, 2024 and 2023.
Operating Income, Net Income, and Adjusted EBITDA
Operating income was $1,009 million (operating margin of 11.8%) during 2024, an increase of $357 million, or 54.8%, when compared to operating income of $652 million (operating margin of 8.9%) during the prior year. Operating margin included favorable impacts of 150 basis points from a net decrease in special charges, restructuring and realignment costs, and acquired intangible asset amortization as compared to the prior year. Additionally, operating margin included 490 basis points of expansion from favorable operating impacts, driven by a 270 basis point increase from productivity savings, 130 basis points from price realization, and 80 basis points from favorable volume. Margin expansion was offset by 350 basis points of unfavorable impacts driven by 210 basis points of inflation and 80 basis points of increased spending on strategic investments. Excluding special charges, acquired intangible asset amortization, and restructuring and realignment costs, adjusted operating income was $1,373 million (adjusted operating margin of 16.0%) for 2024 as compared to adjusted operating income of $1,072 million (adjusted operating margin of 14.6%) during the prior year.
Net income was $890 million (net income margin of 10.4%) during 2024, an increase of $281 million as compared to net income in the prior year of $609 million (net income margin of 8.3%). The increase in net income was driven by increased operating income of $357 million and a non-recurring gain on the remeasurement of our previously held equity interest in Idrica of $152 million. Net income growth was partially offset by increased income tax expense of $171 million, increased loss on sale of businesses of $45 million, and increased interest and non-operating expense of $12 million. Adjusted EBITDA was $1,763 million (adjusted EBITDA margin of 20.6%) during 2024, an increase of $371 million, or 26.7%, when compared to adjusted EBITDA of $1,392 million (adjusted EBITDA margin of 18.9%) during the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors impacting adjusted operating margin noted above; however, adjusted EBITDA was not negatively impacted by the relative impact of increased depreciation and software amortization expense.

The table below provides a reconciliation of total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

(In millions)	2024	2023	Change
Water Infrastructure
Operating income	$356	$275	29.5%
Operating margin	13.9%	12.4%	150	bp
Restructuring and realignment costs	30	18	66.7%
Purchase accounting intangible amortization	59	47	25.5%
Special charges	10	28	(64.3)%
Adjusted operating income	$455	$368	23.6%
Adjusted operating margin	17.8%	16.6%	120	bp
Applied Water
Operating income	$271	$310	(12.6)%
Operating margin	15.1%	16.7%	(160)	bp
Restructuring and realignment costs	15	14	7.1%
Purchase accounting intangible amortization	—	—	NM	%
Special charges	—	—	NM	%
Adjusted operating income	$286	$324	(11.7)%
Adjusted operating margin	16.0%	17.5%	(150)	bp
Measurement and Control Solutions
Operating income	$247	$133	85.7%
Operating margin	13.2%	8.3%	490	bp
Restructuring and realignment costs	10	19	(47.4)%
Purchase accounting intangible amortization	58	57	1.8%
Special charges	12	4	200.0%
Adjusted operating income	$327	$213	53.5%
Adjusted operating margin	17.5%	13.2%	430	bp
Water Solutions and Services
Operating income	$219	$132	65.9%
Operating margin	9.3%	7.8%	150	bp
Restructuring and realignment costs	35	20	75.0%
Purchase accounting intangible amortization	99	72	37.5%
Special charges	15	22	(31.8)%
Adjusted operating income	$368	$246	49.6%
Adjusted operating margin	15.7%	14.6%	110	bp
Corporate and other
Operating loss	$(84)	$(198)	(57.6)%
Restructuring and realignment costs	1	35	(97.1)%
Special charges	20	84	(76.2)
Adjusted operating loss	$(63)	$(79)	(20.3)%
Total Xylem
Operating income	$1,009	$652	54.8%
Operating margin	11.8%	8.9%	290	bp
Restructuring and realignment costs	91	106	(14.2)%
Purchase accounting intangible amortization	216	176	22.7%
Special charges	57	138	(58.7)%
Adjusted operating income	$1,373	$1,072	28.1%
Adjusted operating margin	16.0%	14.6%	140	bp
NM    Not Meaningful

The table below provides a reconciliation of net income to consolidated EBITDA and adjusted EBITDA:

(in millions)	Year Ended December 31,
	2024	2023	Change
Net Income	$890	$609	46%
Net Income margin	10.4%	8.3%	210	bp
Depreciation	258	193	34%
Amortization	304	243	25%
Interest expense, net	16	21	(24)%
Income tax expense	197	26	658%
EBITDA	$1,665	$1,092	52%
Share-based compensation	56	60	(7)%
Restructuring and realignment	91	103	(12)%
Special charges	57	136	(58)%
Gain on remeasurement of previously held equity interest	(152)	—	NM
Loss from sale of business	46	1	4500%
Adjusted EBITDA	$1,763	$1,392	27%
Adjusted EBITDA margin	20.6%	18.9%	170	bp
The tables below provide a reconciliation of each segment's operating income (loss) to EBITDA and adjusted EBITDA:

	Year Ended December 31, 2024
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$356	$271	$247	$219
Operating margin	13.9%	15.1%	13.2%	9.3%
Gain on remeasurement of previously held equity interest	—	—	152	—
Loss from sale of business	(40)	—	—	(6)
Depreciation	46	25	26	159
Amortization	76	3	106	108
Other non-operating expense, excluding interest	(1)	(3)	(10)	1
EBITDA	$437	$296	$521	$481
Share-based compensation	12	6	4	11
Restructuring and realignment	30	15	10	35
Special charges	10	—	12	15
Loss from sale of business	40	—	—	6
Adjusted EBITDA	$529	$317	$395	$548
Adjusted EBITDA margin	20.7%	17.7%	21.1%	23.4%

	Year Ended December 31, 2023
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions Services
Operating Income	$275	$310	$133	$132
Operating margin	12.4%	16.7%	8.3%	7.8%
Loss from sale of business	—	—	(1)	—
Depreciation	34	25	27	105
Amortization	55	3	97	79
Other non-operating expense, excluding interest	3	(2)	(4)	1
EBITDA	$367	$336	$252	$317
Share-based compensation	13	3	7	10
Restructuring and realignment	18	13	17	20
Special charges	28	—	4	22
Loss from sale of business	—	—	1	—
Adjusted EBITDA	$426	$352	$281	$369
Adjusted EBITDA margin	19.2%	19.0%	17.4%	21.9%

	2024 versus 2023
(in millions)	Water Infrastructure		Applied Water Systems		Measurement and Control Solutions		Water Solutions and Services
Operating Income (Loss)	$81		$(39)		$114		$87
Operating margin	150	bps	(160)	bps	490	bps	150	bps
Gain on remeasurement of previously held equity interest	—		—		152		—
Loss from sale of business	(40)		—		1		(6)
Depreciation	12		—		(1)		54
Amortization	21		—		9		29
Other non-operating expense, excluding interest	(4)		(1)		(6)		—
EBITDA	$70		$(40)		$269		$164
Share-based compensation	(1)		3		(3)		1
Restructuring and realignment	12		2		(7)		15
Special charges	(18)		—		8		(7)
Loss from sale of business	40		—		(1)		6
Adjusted EBITDA	$103		$(35)		$114		$179
Adjusted EBITDA margin	150	bps	(130)	bps	370	bps	150	bps

Water Infrastructure
Operating income was $356 million for our Water Infrastructure segment (operating margin of 13.9%) during 2024, an increase of $81 million, or 29.5%, when compared to operating income of $275 million (operating margin of 12.4%) during the prior year, or a total increase of 150 basis points of operating margin. Operating margin growth included favorable impacts of 30 basis points from a minor overall net increase in acquired intangible asset amortization, restructuring and realignment costs, and special charges relative to the increase in revenue as compared to the prior year. Additionally, operating margin increases included 520 basis points from favorable operating impacts, driven by 270 basis points from productivity savings, 90 basis points of price realization, 60 basis points of favorable mix, and 40 basis points of favorable volume. Operating margin growth was partially offset by negative operating impacts of 400 basis points including 190 basis points of inflation, 60 basis points of increased spending on strategic investments and 40 basis points of negative operating impact from the impact of the Evoqua acquisition. Excluding acquired intangible asset amortization, special charges and restructuring and realignment costs, adjusted operating income was $455 million (adjusted operating margin of 17.8%) during 2024 as compared to adjusted operating income of $368 million (adjusted operating margin of 16.6%) during the prior year.
Adjusted EBITDA was $529 million (adjusted EBITDA margin of 20.7%) during 2024, an increase of $103 million, or 24.2%, when compared to adjusted EBITDA of $426 million (adjusted EBITDA margin of 19.2%) during the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin; however, adjusted EBITDA was not negatively impacted by the relative impact of increased depreciation and software amortization expense.
Applied Water
Operating income was $271 million for our Applied Water segment (operating margin of 15.1%) during 2024, a decrease of $39 million, or 12.6%, when compared to operating income of $310 million (operating margin of 16.7%) during the prior year, or a total decrease of 160 basis points of operating margin. The decrease in operating margin included unfavorable impacts of 10 basis points from a slight increase in restructuring and realignment costs as compared to the prior year. Operating margin also included negative operating impacts of 470 basis points, driven by 220 basis points of inflation, 110 basis points of unfavorable volume, and 80 basis points of unfavorable mix. Declines were partially offset by 320 basis points of favorable operating impacts, consisting of 270 basis points from productivity savings and 50 basis points of price realization. Excluding restructuring and realignment costs, adjusted operating income was $286 million (adjusted operating margin of 16.0%) during 2024 as compared to adjusted operating income of $324 million (adjusted operating margin of 17.5%) during the prior year.
Adjusted EBITDA was $317 million (adjusted EBITDA margin of 17.7%) during 2024, a decrease of $35 million, or (9.9)%, when compared to adjusted EBITDA of $352 million (adjusted EBITDA margin of 19.0%) during the prior year. The decrease in adjusted EBITDA margin was primarily due to the same factors impacting the decrease in adjusted operating margin.
Measurement and Control Solutions
Operating income was $247 million for our Measurement and Control Solutions segment (operating margin of 13.2%) during 2024, an increase of $114 million, or 85.7%, when compared to operating income of $133 million (operating margin of 8.3%) during the prior year, or a total increase of 490 basis points of operating margin. Operating margin increases included favorable impacts of 60 basis points from the net impact of restructuring and realignment costs, acquired intangible asset amortization, and special charges being flat as compared to the prior year relative to an increase in revenue. Additionally, the operating margin increase included 870 basis points from favorable operating impacts driven by 340 basis points from productivity savings, 260 basis points of price realization, and 240 basis points from favorable volume. Favorable impacts were partially offset by 440 basis points of unfavorable impacts driven by 270 basis points of inflation, 80 basis points of increased spending on strategic investments, and 60 basis points of increased inventory management costs. Excluding restructuring and realignment costs, acquired intangible asset amortization, and special charges, adjusted operating income was $327 million (adjusted operating margin of 17.5%) during 2024 as compared to adjusted operating income of $213 million (adjusted operating margin of 13.2%) during the prior year.
Adjusted EBITDA was $395 million (adjusted EBITDA margin of 21.1%) during 2024, an increase of $114 million, or 40.6%, when compared to adjusted EBITDA of $281 million (adjusted EBITDA margin of 17.4%) during the prior year. The increase in adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin was negatively impacted by increased non-operating expense and did not benefit from the relative impact of decreased share-based compensation expense.

Water Solutions and Services
Operating income was $219 million for our Water Solutions and Services segment (operating margin of 9.3%) during 2024 an increase of $87 million, or 65.9%, when compared to operating income of $132 million (operating margin of 7.8%) during the prior year, or a total increase of 150 basis points of operating margin. Operating margin increases included favorable impacts of 40 basis points from increases in revenue outpacing a net increase in acquired intangible asset amortization, restructuring and realignment costs, and special charges as compared to the prior year. Additionally, the operating margin increase included 490 basis points from favorable operating impacts consisting of 160 basis points from productivity savings, 150 basis points from favorable volume, 130 basis points of price realization, and 50 basis points of positive operating impact from the impact of the Evoqua acquisition. Favorable impacts were partially offset by 380 basis points of unfavorable impacts driven by 150 basis points of inflation, and 150 basis points of increased spending on strategic investments. Excluding acquired intangible asset amortization, restructuring and realignment costs, and special charges, adjusted operating income was $368 million (adjusted operating margin of 15.7%) during 2024 as compared to adjusted operating income of $246 million (adjusted operating margin of 14.6%) during the prior year.
Adjusted EBITDA was $548 million (adjusted EBITDA margin of 23.4%) during 2024, an increase of $179 million, or 49%, when compared to adjusted EBITDA of $369 million (adjusted EBITDA margin of 21.9%) during the prior year. The increase in adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA was not unfavorably impacted by the increase in depreciation and software amortization expense.
Corporate and other
Operating loss was $84 million for corporate and other during 2024, a decrease of $114 million, or 57.6% when comparing to operating loss of $198 million during the prior year. The decrease in operating loss for the year was primarily due to lower special charges and restructuring and realignment costs as compared to the prior year. Excluding special charges and restructuring and realignment costs, adjusted operating loss decreased $16 million during 2024 or 20.3%, compared to the prior year. The decrease in adjusted operating loss is primarily driven by lower employee costs and productivity savings.
Interest Expense
Interest expense was $44 million and $49 million for 2024 and 2023, respectively. The decrease in interest expense was primarily driven by increased interest income generated on cross currency swaps offsetting interest expense, and decreased interest from commercial paper. See Note 15, "Credit Facilities and Debt", of our consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for 2024 was $197 million at an effective tax rate of 18.1% as compared to $26 million at an effective tax rate of 4.1% in 2023. The 2024 effective tax rate differs from that of 2023 primarily due to the impact of audit settlements and tax rate changes in the prior period. See Note 7, "Income Taxes", of our consolidated financial statements for additional details on our tax attributes and related tax expense.
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

The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during 2023 as recast by segment structure change effective on January 1, 2024:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2022 Revenue	$1,686		$1,767		$1,275		$794		$5,522
Organic Growth	175	10.4%	96	5.4%	337	26.4%	82	10.3%	690	12.5%
Acquisitions/(Divestitures)	362	21.5%	—	—%	—	—%	815	102.6%	1,177	21.3%
Constant Currency	537	31.9%	96	5.4%	337	26.4%	897	112.9%	1,867	33.8%
Foreign currency translation (a)	(8)	(0.5)%	(10)	(0.5)%	—	—%	(7)	(0.8)%	(25)	(0.4)%
Total change in revenue	529	31.4%	86	4.9%	337	26.4%	890	112.1%	1,842	33.4%
2023 Revenue	$2,215		$1,853		$1,612		$1,684		$7,364
(a)Foreign currency translation impact for the year primarily due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Chinese Yuan, the Canadian Dollar and the Norwegian Krone
Water Infrastructure
Water Infrastructure revenue increased $529 million, or 31.4%, to $2,215 million in 2023 (31.9% increase on a constant currency basis) compared to 2022. Revenue growth was partially made up of the revenue contributed by acquisitions from Applied Product Technologies of $362 million, with the remainder of the increase coming from organic revenue growth of $175 million, or 10.4%. Revenue was negatively impacted by $8 million of foreign currency translation. Organic revenue growth was driven by our transport applications. Transport experienced $160 million of revenue growth. All three of our major geographic regions contributed to the organic revenue growth in transport. Western Europe also experienced increases driven by strong price realization and delivery on capital projects. Organic revenue growth for the treatment application was $15 million for the year due to increased sales volume in the U.S. driven by strong backlog execution.
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
Measurement and Control Solutions
Measurement and Control Solutions revenue increased $337 million, or 26.4%, in 2023, consisting entirely of organic growth. Organic revenue growth during the year was led by growth in the smart metering and other applications of $312 million led by the U.S., where we saw increased sales volume enabled by recovery on prior year component constraints, and western Europe due to strong backlog execution. We also had organic revenue growth in the analytics application of $25 million, driven by strong backlog execution in the U.S.
Water Solutions and Services
Water Solutions and Services revenue increased $890 million, or 112.1%, in 2023 compared to 2022. The increase in revenue consisted primarily of $815 million contributed from the Evoqua acquisition and $82 million of organic growth. Revenue was negatively impacted by $7 million of foreign currency translation. Organic revenue growth was led by the U.S. due to higher volume in the dewatering business.

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
The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to orders during 2023:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2022 Orders	$1,916		$1,794		$1,736		$811		$6,257
Organic Impact	62	3.2%	(6)	(0.3)%	(67)	(3.9)%	76	9.4%	65	1.0%
Acquisitions/(Divestitures)	352	18.4%	—	—%	—	—%	868	107.0%	1,220	19.5%
Constant Currency	414	21.6%	(6)	(0.3)%	(67)	(3.9)%	944	116.4%	1,285	20.5%
Foreign currency translation (a)	(17)	(0.9)%	(18)	(1.0)%	1	0.1%	(7)	(0.9)%	(41)	(0.7)%
Total change in orders	397	20.7%	(24)	(1.3)%	(66)	(3.8)%	937	115.5%	1,244	19.9%
2023 Orders	$2,313		$1,770		$1,670		$1,748		$7,501
(a)Foreign currency translation impact for the year primarily due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Chinese Yuan, the Canadian Dollar and the Norwegian Krone.
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
Gross Margin
Gross margin as a percentage of consolidated revenue decreased 80 basis points to 36.9% in 2023 as compared to 37.7% in 2022. The gross margin decline for the year included 60 basis points from increases in acquired intangible asset amortization and special charges as compared to 2022. Additionally, the gross margin decline for the year included 530 basis points of negative operating impacts, driven by 230 basis points of inflation, 140 basis points of unfavorable impacts from the Evoqua acquisition, 80 basis points of unfavorable mix, and 30 basis points of increased spending on strategic investments. These impacts were partially offset by favorable impacts of 510 basis points, driven by 270 basis points of price realization and 210 basis points of productivity savings.

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
During 2023, we incurred these charges primarily as a result of our acquisition of Evoqua. Approximately $27 million of the charges related to share-based compensation expense due to acceleration clauses in Evoqua's equity compensation agreements. Approximately $15 million of the charges represented the reduction of headcount related to the integration of Evoqua. Additionally, during 2023 we incurred $30 million of charges related to our efforts to reposition our businesses to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. The charges were incurred across all of our segments.
During 2022, we incurred restructuring charges primarily as a continuation of our efforts to reposition our European and North American businesses to optimize our cost structure and improve our operational efficiency and effectiveness. The charges included the reduction of headcount across all of our segments.
The following is a roll-forward of employee position eliminations associated with restructuring activities for the years ended December 31, 2023 and 2022:

	2023	2022
Planned reductions - January 1	102	60
Additional planned reductions	454	203
Actual reductions and reversals	(443)	(161)
Planned reductions - December 31	113	102
Asset Impairment
Refer to Note 12, "Goodwill and Other Intangible Assets," for more information on intangible asset impairment charges incurred during the years ended December 31, 2023 and 2022.
Operating Income, Net Income, and Adjusted EBITDA
Operating income was $652 million (operating margin of 8.9%) during 2023, an increase of $30 million, or 4.8%, when compared to operating income of $622 million (operating margin of 11.3%) during 2022. Operating margin included unfavorable impacts of 350 basis points from increases in special charges, acquired intangible asset amortization, and restructuring and realignment costs as compared to 2022. Additionally, operating margin included 780 basis points of expansion from favorable operating impacts, consisting of a 370 basis point increase from price realization, 280 basis points from productivity savings and 130 basis points from favorable volume. Margin expansion was offset by 670 basis points of unfavorable impacts driven by 310 basis points of inflation, 110 basis points of increased spending on strategic investments, 80 basis points of unfavorable mix, and 50 basis points of increased employee related costs. Excluding special charges, acquired intangible asset amortization, and restructuring and realignment costs, adjusted operating income was $1,072 million (adjusted operating margin of 14.6%) for 2023 as compared to adjusted operating income of $744 million (adjusted operating margin of 13.5%) during 2022.
Net income was $609 million (net income margin of 8.3%) during 2023, an increase of $254 million as compared to net income in 2022 of $355 million (net income margin of 6.4%). The increase in net income was almost entirely due to increased operating income of $30 million, $140 million of charges related to the U.K. pension plan buy-out in the prior year that did not recur, decreased income tax expense of $59 million, and an increase in other non-operating income of $24 million. Adjusted EBITDA was $1,392 million (adjusted EBITDA margin of 18.9%) during 2023, an increase of $452 million, or 48.1%, when compared to adjusted EBITDA of $940 million (adjusted EBITDA margin of 17.0%) during 2022. The increase in adjusted EBITDA margin was primarily due to the same factors impacting adjusted operating margin noted above; however, adjusted EBITDA was not negatively impacted by the relative impact of depreciation and software amortization expense.

The table below provides a reconciliation of total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

(In millions)	2023	2022	Change
Water Infrastructure
Operating income	$275	$279	(1.4)%
Operating margin	12.4%	16.5%	(410)	bp
Restructuring and realignment costs	18	9	100.0%
Purchase accounting intangible amortization	47	4	1,075.0%
Special charges	28	—	NM	%
Adjusted operating income	$368	$292	26.0%
Adjusted operating margin	16.6%	17.3%	(70)	bp
Applied Water
Operating income	$310	$258	20.2%
Operating margin	16.7%	14.6%	210	bp
Restructuring and realignment costs	14	13	7.7%
Purchase accounting intangible amortization	—	—	NM	%
Special charges	—	—	NM	%
Adjusted operating income	$324	$271	19.6%
Adjusted operating margin	17.5%	15.3%	220	bp
Measurement and Control Solutions
Operating income	$133	$19	600.0%
Operating margin	8.3%	1.5%	680	bp
Restructuring and realignment costs	19	10	90.0%
Purchase accounting intangible amortization	57	57	—%
Special charges	4	13	(69.2)%
Adjusted operating income	$213	$99	115.2%
Adjusted operating margin	13.2%	7.8%	540	bp
Water Solutions and Services
Operating income	$132	$122	8.2%
Operating margin	7.8%	15.4%	(760)	bp
Restructuring and realignment costs	20	2	900.0%
Purchase accounting intangible amortization	72	11	554.5%
Special charges	22	1	2,100.0%
Adjusted operating income	$246	$136	80.9%
Adjusted operating margin	14.6%	17.1%	(250)	bp
Corporate and other
Operating loss	$(198)	$(56)	253.6%
Restructuring and realignment costs	35	—	NM	%
Special charges	84	2	4,100.0
Adjusted operating loss	$(79)	$(54)	46.3%
Total Xylem
Operating income	$652	$622	4.8%
Operating margin	8.9%	11.3%	(240)	bp
Restructuring and realignment costs	106	34	211.8%
Purchase accounting intangible amortization	176	72	144.4%
Special charges	138	16	762.5%
Adjusted operating income	$1,072	$744	44.1%
Adjusted operating margin	14.6%	13.5%	110	bp
NM    Not Meaningful

The table below provides a reconciliation of net income to consolidated EBITDA and adjusted EBITDA:

(in millions)	Year Ended December 31,
	2023	2022	Change
Net Income	$609	$355	72%
Net Income margin	8.3%	6.4%	190	bp
Depreciation	193	111	74%
Amortization	243	125	94%
Interest expense, net	21	34	(38)%
Income tax expense	26	85	(69)%
EBITDA	$1,092	$710	54%
Share-based compensation	60	37	62%
Restructuring and realignment	103	34	203%
U.K. pension settlement expense	—	140	(100)%
Special charges	136	20	580%
Gain (loss) from sale of business	1	(1)	(200)%
Adjusted EBITDA	$1,392	$940	48%
Adjusted EBITDA margin	18.9%	17.0%	190	bp
The tables below provide a reconciliation of each segment's operating income (loss) to EBITDA and adjusted EBITDA:

	Year Ended December 31, 2023
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$275	$310	$133	$132
Operating margin	12.4%	16.7%	8.3%	7.8%
(Loss) from sale of business	—	—	(1)	—
Depreciation	34	25	27	105
Amortization	55	3	97	79
Other non-operating expense, excluding interest	3	(2)	(4)	1
EBITDA	$367	$336	$252	$317
Share-based compensation	13	3	7	10
Restructuring and realignment	18	13	17	20
Special charges	28	—	4	22
Loss from sale of business	—	—	1	—
Adjusted EBITDA	$426	$352	$281	$369
Adjusted EBITDA margin	19.2%	19.0%	17.4%	21.9%

	Year Ended December 31, 2022
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$279	$258	$19	$122
Operating margin	16.5%	14.6%	1.5%	15.4%
Depreciation	24	22	27	36
Amortization	10	3	92	14
Other non-operating expense, excluding interest	(3)	(2)	(2)	—
EBITDA	$310	$281	$136	$172
Share-based compensation	7	4	6	3
Restructuring and realignment	9	13	10	2
Special charges	—	—	13	1
Loss/(Gain) from sale of business	—	—	(1)	—
Adjusted EBITDA	$326	$298	$164	$178
Adjusted EBITDA margin	19.3%	16.9%	12.9%	22.4%

	2023 versus 2022
(in millions)	Water Infrastructure		Applied Water Systems		Measurement and Control Solutions		Water Solutions and Services
Operating Income (Loss)	$(4)		$52		$114		$10
Operating margin	(410)	bps	210	bps	680	bps	(760)	bps
(Loss)/Gain from sale of business	—		—		(1)		—
Depreciation	10		3		—		69
Amortization	45		—		5		65
Other non-operating expense, excluding interest	6		—		(2)		1
EBITDA	$57		$55		$116		$145
Share-based compensation	6		(1)		1		7
Restructuring and realignment	9		—		7		18
Special charges	28		—		(9)		21
Loss/(Gain) from sale of business	—		—		2		—
Adjusted EBITDA	$100		$54		$117		$191
Adjusted EBITDA margin	(10)	bps	210	bps	450	bps	(50)	bps

Water Infrastructure
Operating income was $275 million for our Water Infrastructure segment (operating margin of 12.4%) during 2023, a decrease of $4 million, or 1.4%, when compared to operating income of $279 million (operating margin of 16.5%) during 2022, or a total decrease of 410 basis points of operating margin. Operating margin declines included unfavorable impacts of 340 basis points from an increase in acquired intangible asset amortization, special charges and restructuring and realignment costs as compared to 2022. Additionally, operating margin declines included 910 basis points from unfavorable operating impacts, driven by 340 basis points of inflation, 210 basis points of unfavorable mix, 160 basis points of increased spending on strategic investments, 30 basis points of increased inventory management costs and 20 basis points of negative operating impact from the impact of the Evoqua acquisition. Operating margin declines were offset by 840 basis points of favorable impacts, consisting of 440 basis points of price realization, 280 basis points from productivity savings and 120 basis points of favorable volume. Excluding acquired intangible asset amortization, special charges and restructuring and realignment costs, adjusted operating income was $368 million (adjusted operating margin of 16.6%) during 2023 as compared to adjusted operating income of $292 million (adjusted operating margin of 17.3%) during 2022.
Adjusted EBITDA was $426 million (adjusted EBITDA margin of 19.2%) during 2023, an increase of $100 million, or 31%, when compared to adjusted EBITDA of $326 million (adjusted EBITDA margin of 19.3%) during 2022. The slight increase in adjusted EBITDA margin was primarily due to the same factors impacting the decrease in adjusted operating margin; however, adjusted EBITDA was not negatively impacted by the relative impact of the increase in depreciation and amortization and share-based compensation expense.
Applied Water
Operating income was $310 million for our Applied Water segment (operating margin of 16.7%) during 2023, an increase of $52 million, or 20.2%, when compared to operating income of $258 million (operating margin of 14.6%) during 2022, or a total increase of 210 basis points of operating margin. Operating margin expansion was partially offset by unfavorable impacts of 10 basis points from increases in restructuring and realignment costs as compared to 2022. Operating margin increases included 820 basis points of favorable operating impacts, consisting of 470 basis points of price realization and 350 basis points from productivity savings. Margin expansion was partially offset by negative operating impacts of 600 basis points, consisting of 320 basis points of inflation, 100 basis points of unfavorable volume, 80 basis points of increased spending on strategic investments and 50 basis points of increased employee related costs. Excluding restructuring and realignment costs, adjusted operating income was $324 million (adjusted operating margin of 17.5%) during 2023 as compared to adjusted operating income of $271 million (adjusted operating margin of 15.3%) during 2022.
Adjusted EBITDA was $352 million (adjusted EBITDA margin of 19.0%) during 2023, an increase of $54 million, or 18.1%, when compared to adjusted EBITDA of $298 million (adjusted EBITDA margin of 16.9%) during 2022. The increase in adjusted EBITDA margin was due to the same factors impacting the increase in adjusted operating margin.
Measurement and Control Solutions
Operating income was $133 million for our Measurement and Control Solutions segment (operating margin of 8.3%) during 2023, an increase of $114 million, or 600.0%, when compared to operating income of $19 million (operating margin of 1.5%) during 2022, or a total increase of 680 basis points of operating margin. Operating margin increases included favorable impacts of 140 basis points driven by no net increase in special charges, acquired intangible asset amortization, and restructuring and realignment costs on increased revenue as compared to 2022. Additionally, the operating margin increase included 1,360 basis points from favorable operating impacts consisting of 650 basis points from favorable volume, 360 basis points from productivity savings and 350 basis points of price realization. Favorable impacts were partially offset by 820 basis points of unfavorable impacts driven by 400 basis points of inflation, 160 basis points of increased inventory management costs, 70 basis points of increased spending on strategic investments, 50 basis points of unfavorable mix, and 30 basis points of increased employee related costs. Excluding special charges, acquired intangible asset amortization, and restructuring and realignment costs, adjusted operating income was $213 million (adjusted operating margin of 13.2%) during 2023 as compared to adjusted operating income of $99 million (adjusted operating margin of 7.8%) during 2022.
Adjusted EBITDA was $281 million (adjusted EBITDA margin of 17.4%) during 2023, an increase of $117 million, or 71.3%, when compared to adjusted EBITDA of $164 million (adjusted EBITDA margin of 12.9%) during 2022. The increase in adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA was not favorably impacted by the relative impact of only slight increases in depreciation and amortization expense relative to increased revenue.

Water Solutions and Services
Operating income was $132 million for our Water Solutions and Services segment during 2023 (operating margin of 7.8%), an increase of $10 million, or 8%, when compared to operating income of $122 million (operating margin of 15.4%) during 2022, or a total decrease of 760 basis points of operating margin. Operating margin declines included unfavorable impacts of 510 basis points from an increase in acquired intangible asset amortization, special charges and restructuring and realignment costs as compared to 2022. Additionally, operating margin declines included 580 basis points from unfavorable operating impacts, driven by 210 basis points of negative operating impact from the Evoqua acquisition, 160 basis points of inflation, 60 basis points of increased spending on strategic investments, and 30 basis points of unfavorable mix. Operating margin declines were offset by 330 basis points of favorable impacts, including 180 basis points of price realization, 60 basis points from productivity savings, and 40 basis points of favorable volume. Excluding amortization of acquired intangible asset amortization, special charges and restructuring and realignment costs, adjusted operating income was $246 million (adjusted operating margin of 14.6%) during 2023 as compared to adjusted operating income of $136 million (adjusted operating margin of 17.1%) during 2022.
Adjusted EBITDA was $369 million for our Water Solutions and Services segment during 2023 (adjusted EBITDA margin of 21.9%), an increase of $191 million, or 107.3%, when compared to adjusted EBITDA of $178 million (adjusted EBITDA margin of 22.4%) during 2022. The increase in adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA was not favorably impacted by the relative impact of depreciation and software amortization and share-based compensation expense.
Corporate and other
Operating loss for corporate and other increased $142 million during 2023, or 253.6%, compared to 2022. The increase in operating loss for the year was primarily due to higher special charges and restructuring and realignment costs as compared to 2022. Excluding special charges and restructuring and realignment costs, adjusted operating loss increased $25 million during 2023, or 46.3%, compared to 2022. The increase in adjusted operating loss is primarily related to increased operating expense due to the acquisition of Evoqua, increased employee costs and spending on strategic investments.
Interest Expense
Interest expense was $49 million and $50 million for 2023 and 2022, respectively. The decrease in interest expense was primarily driven by a reduction of interest expense incurred during 2023 related to our 2.250% Senior Notes due 2023 that were paid off in December 2022, and reduced expense generated by cross currency swaps. Partially offsetting these items was interest expense on several debt facilities, including a term loan entered into in May 2023 for use in funding the acquisition of Evoqua, securitization and equipment financing facilities assumed as part of our acquisition of Evoqua. See Note 15, "Credit Facilities and Debt", of our consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for 2023 was $26 million at an effective tax rate of 4.1% as compared to $85 million at an effective tax rate of 19.2% in 2022. The 2023 effective tax rate differs from that of 2022 primarily due to the impact of audit settlements and tax rate changes in 2023. See Note 7, "Income Taxes", of our consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Liquidity and Capital Resources
The following table summarizes our sources and uses of cash:

	Year Ended December 31,
(in millions)	2024	2023	Change
Operating activities	$1,263	$837	$426
Investing activities	(482)	(628)	146
Financing activities	(615)	(157)	(458)
Foreign exchange (a)	(53)	23	(76)
Total	$113	$75	$38
(a)The impact of foreign exchange is primarily due to weakening of the Euro, Canadian Dollar and the Chilean Peso.

Sources and Uses of Liquidity
Operating Activities
During 2024, net cash provided by operating activities was $1,263 million, compared to $837 million in 2023. The $426 million year-over-year increase was primarily driven by higher cash earnings and non-recurring payments made in 2023 associated with transaction costs related to the acquisition of Evoqua and the investment in a distribution agreement of select technology. Higher use of net working capital partially offset the improved cash performance, driven by increases in inventory and receivables from strong demand in the fourth quarter, partially offset by timing of payables.
Investing Activities
Cash used in investing activities was $482 million in 2024, compared to $628 million in 2023. This decrease in cash used of $146 million reflects higher spending in 2023 on acquisitions, primarily the acquisition of Evoqua, and reduced cash used to fund equity investments in 2024. Reduced proceeds from the sale of businesses, higher capital expenditures and cash received from interest rates swaps in 2023 that did not recur in 2024 partially offset the decrease in cash used.
Financing Activities
Cash used in financing activities was $615 million in 2024, compared to $157 million in 2023. The year-over-year increase in cash used was mainly driven by cash received from a term loan in connection with the Evoqua acquisition in 2023 that was repaid in 2024 and higher dividend payments. These increased outflows were partially offset by the repayment of a receivable securitization program in 2023 that did not recur in the current year.
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
If our cash flows from operations are less than we expect, we may need to incur debt or issue equity. From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. There can be no assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. Our securities are rated investment grade. A significant change in credit rating could impact our ability to borrow at favorable rates. Refer to Note 15, "Credit Facilities and Debt", of our consolidated financial statements for a description of limitations on obtaining additional funding.
We monitor our global funding requirements and seek to meet our liquidity needs on a cost-effective basis. In addition, our existing committed credit facilities and access to the public debt markets would provide further liquidity if required.
Based on our current global cash positions, cash flows from operations and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements and service debt and other obligations in both the U.S. and outside of the U.S. over the next twelve months. Currently, we have available liquidity of approximately $2.1 billion, consisting of $1.1 billion of cash and $1 billion of available credit facilities as disclosed in Note 15, "Credit Facilities and Debt", of our consolidated financial statements.
Contractual Obligations
Material contractual obligations arising in the normal course of business primarily consist of debt obligations and related interest payments, lease obligations and unconditional purchase obligations. Refer Note 15, “Credit Facilities and Debt” and Note 11, “Leases” of the consolidated financial statements for related to these matters.
The Company has future unconditional purchase commitments which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments within the next twelve months for these obligations is $664 million, excluding contracts that can be canceled without penalty.
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
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Significant accounting policies used in the preparation of the consolidated financial statements are discussed in Note 1, “Summary of Significant Accounting Policies,” of the consolidated financial statements. Accounting estimates and assumptions discussed in this section are those that we consider most critical to an understanding of our financial statements because they are inherently uncertain, involve significant judgments and include areas where different estimates reasonably could have been used, and because changes in such estimates that are reasonably possible could materially impact the financial statements. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results in these areas could differ from management’s estimates under different assumptions or conditions.
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
For product sales, other than long-term construction-type contracts, we recognize revenue once control has passed at a point in time, which is generally when products are shipped. In instances where contractual terms include a provision for customer acceptance, revenue is recognized when either (i) we have previously demonstrated that the product meets the specified criteria based on either seller or customer-specified objective criteria, or (ii) upon formal acceptance received from the customer where the product has not been previously demonstrated to meet customer-specified objective criteria. We recognize revenue on product sales to channel partners, including resellers, distributors or value-added solution providers, at the point in time when the risks and rewards, possession, and title have transferred to the customer, which usually occurs at the point of delivery.
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
Goodwill and Intangible Assets. We review goodwill and indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We also review the carrying value of our finite-lived intangible assets for potential impairment when impairment indicators arise. We conduct our annual impairment test as of the first day of the fourth quarter. For goodwill, the estimated fair value of each reporting unit is compared to the carrying value of the net assets assigned to that reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, then an impairment charge is recognized for that excess up to the amount of recorded goodwill. We estimate the fair value of our reporting units using both the income approach and market approach. Weighting is equally attributed to both the market and income approaches in arriving at the fair value of the reporting units. To determine the reasonableness of the calculated fair values, we review the assumptions to ensure that neither the income approach nor the market approach yielded significantly different valuations. Our projected cash flows are discounted using weighted costs of capital and are derived using revenue growth rates and operating margin estimates, taking into consideration industry and market conditions. In instances where we have completed an acquisition shortly before our annual impairment assessment we perform a qualitative assessment to determine if a quantitative assessment is necessary. We estimate the fair value of our intangible assets with indefinite lives using either the income approach or the market approach. Under the income approach, we calculate fair value based on the present value of estimated future cash flows. Under the market approach, we calculate fair value based on recent sales and selling prices of similar assets.
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
During the fourth quarter of 2024, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were substantially in excess of each of their carrying values. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances require us to do so. We determined that no material impairment of the indefinite-lived intangibles existed as of the measurement date in 2024. However, future indefinite-lived intangible impairment tests could result in a charge to earnings. We will continue to evaluate indefinite-lived intangibles on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
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
Significant Assumptions
Management develops each assumption using relevant Company experience, in conjunction with market-related data for each individual country in which such plans exist. All assumptions are reviewed annually with third-party consultants and are adjusted as necessary. The table below provides the weighted average assumptions used to estimate our defined benefit pension obligations and costs as of and for the years ended 2024 and 2023.

	2024		2023
	U.S.	Int’l	U.S.	Int’l
Benefit Obligation Assumptions
Discount rate	5.65%	3.62%	5.00%	3.55%
Rate of future compensation increase	NM	2.85%	NM	2.87%
Net Periodic Benefit Cost Assumptions
Discount rate	5.00%	3.55%	5.25%	4.13%
Expected long-term return on plan assets	6.00%	5.78%	6.00%	5.85%
Rate of future compensation increase	NM	2.87%	NM	2.79%
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
For the recognition of net periodic pension cost, the calculation of the expected return on plan assets is generally derived by applying the expected long-term rate of return to the market-related value of plan assets. The market-related value of plan assets is based on average asset values at the measurement date over the last five years. The use of fair value, rather than a calculated value, could materially affect net periodic pension cost. The weighted average expected long-term rate of return for all of our plan assets to be used in determining net periodic benefit costs for 2025 is estimated at 5.70%. We estimate that every 25 basis point change in the expected return on plan assets impacts the expense by less than $1 million.
The discount rate reflects our expectation of the present value of expected future cash payments for benefits at the measurement date. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense. We base the discount rate assumption on current investment yields of high-quality fixed income investments during the retirement benefits maturity period. The pension discount rate was determined by considering an interest rate yield curve comprising AAA/AA bonds, with maturities between zero and 30 years, developed by the plan’s actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single-point discount rate matching the plan’s characteristics. Our weighted average discount rate for all pension plans effective January 1, 2025, is 3.97%. We estimate that every 25 basis point change in the discount rate impacts the expense by less than $1 million.
The rate of future compensation increase assumption reflects our long-term actual experience and future and near-term outlook. Effective January 1, 2025, our expected rate of future compensation increase is 2.99% for all pension plans. The estimated impact of a 25 basis point change in the expected rate of future compensation is less than $1 million.
We currently anticipate making contributions to our pension and post-retirement benefit plans in the range of $17 million to $23 million during 2025. Approximately $5 million of contributions are expected to be made in the first quarter.
Funded Status
Funded status is derived by subtracting the respective year-end values of the projected benefit obligations from the fair value of plan assets. We estimate that every 25 basis point change in the discount rate impacts the funded status by approximately $11 million.
Fair Value of Plan Assets
The plan assets of our pension plans comprise a broad range of investments, including domestic and foreign equity securities, interests in hedge funds, fixed income investments, insurance contracts, and cash and cash equivalents.
A portion of our pension benefit plan assets portfolio comprises investments in hedge funds that are generally measured at net asset value. However, in certain instances, the values reported by the asset managers were not current at the measurement date. Accordingly, we made estimate adjustments to the last reported value where necessary to measure the assets at fair value at the measurement date. These adjustments consider information received from the asset managers, as well as general market information. The adjustment recorded at December 31, 2024 and 2023 for these assets represented less than 1% of total plan assets in each respective year. Asset values for other positions were generally measured using market observable prices. We estimate that a 5.00% change in asset values will impact funded status by approximately $11 million.
New Accounting Pronouncements
See Note 2, “Recently Issued Accounting Pronouncements,” of the consolidated financial statements for a complete discussion of recent accounting pronouncements.
2025 Business Outlook
We anticipate total revenue growth of up to 2% in 2025, with organic revenue growth anticipated to be in the range of 3% to 4%. Our outlook reflects our current visibility and expectations based on the current market environment and other factors. Our ability to meet our expectations is subject to a number of risks, including, but not limited to, those described in "Item 1A. Risk Factors."
On January 28, 2025, at the delegation of the Company’s Board of Directors, management committed to a restructuring plan. The plan consists of workforce reductions across all of our businesses and functions. Inclusive of these actions, we expect to incur between $90 million and $110 million in restructuring and realignment charges in 2025. Associated with these actions we expect to realize between $75 million and $95 million in incremental savings during 2025.

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
Foreign Currency Exchange Rate Risk
Approximately 43% of our 2024 revenues were from customers in various locations outside the U.S.
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
Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. Dollar. The translation risk is primarily concentrated in the exchange rate between the U.S. Dollar and the Euro, British Pound, Chinese Yuan, Canadian Dollar, Australian Dollar, Swedish Krona, and Indian Rupee. As the U.S. Dollar strengthens against other currencies in which we transact business, revenue and income will generally be negatively impacted, and if the U.S. Dollar weakens, revenue and income will generally be positively impacted. We expect to continue to generate significant revenue from non-U.S. operations and we expect the cash generated from that revenue to be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so, though we continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations. We also hedge our investment in certain foreign subsidiaries via the use of cross-currency swaps. Accordingly, we estimate that a 10% movement of the U.S. Dollar to various foreign currency exchange rates we translate from, in aggregate would not have a material economic impact on our financial position and results of operations.
Interest Rate Risk
As of December 31, 2024, our long-term debt portfolio is primarily comprised of four series of fixed-rate senior notes that total approximately $1.9 billion. The senior notes are not exposed to interest rate risk as the bonds are at a fixed rate until maturity. In addition to the senior notes, we also have $74 million in equipment financings with fixed interest rates. Our long-term debt portfolio also includes $32 million of variable rate debt, comprised entirely of the $32 million for equipment financings. We estimate that a 10% movement in interest rates would not have a material economic impact on our financial position and results of operations. Based on the current interest rate market we do not anticipate material risk associated with our debt refinancing within the target time frame of maturity.
Commodity Price Exposures
For a discussion of risks relating to commodity prices, refer to “Item 1A. Risk Factors.”

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Xylem Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Xylem Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2025 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.
Goodwill — Annual impairment test for one Reporting Unit within Water Solutions and Services Segment — Refer to Note 12 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The goodwill balance was $7.9 billion as of December 31, 2024, of which $2.5 billion related to one reporting unit within the Water Solutions and Services segment. The fair value of the Company’s reporting units exceeded their carrying value as of the 2024 measurement date and, therefore, no impairment was recognized.
To determine the fair value of the Company’s reporting units, the Company used an average of fair values derived from the income and market approaches. Under the income approach, the fair value of the reporting units was based on the discounted value of the estimated cash flows that the reporting unit is expected to generate. Projections were based on management’s estimates of revenue growth rates and the selection of the discount rate, taking into consideration industry and market conditions. The discount rate was based on the weighted average cost of capital appropriate for the reporting units. The determination of the fair value using the market approach requires management to make significant assumptions related to market multiples of earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting units.
We identified the Company’s goodwill impairment assessment for $2.5 billion of goodwill related to the one reporting unit within the Water Solutions and Services segment as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate and forecasts of future revenue, as well as multiples of earnings for the market approach required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future revenue, selection of the discount rate, and selection of the multiples in the market approach for the one reporting unit within the Water Solutions and Services segment included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting unit, such as controls related to management’s forecasts of future revenue and the selection of the discount rate for the income approach, and determination of multiples of earnings for the market approach.
•We assessed the reasonableness of management’s revenue forecasts by comparing the projections to historical results and certain peer companies and information included in industry reports.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) discount rate,(3) long-term revenue growth rate, including testing the source information underlying the determination of the discount rate and long-term revenue growth rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management and (4) evaluated the multiples of earnings in the market approach, including testing the underlying source information and mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
March 3, 2025
We have served as the Company's auditor since 2010.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(In Millions, except per share data)

Year Ended December 31,	2024	2023	2022
Revenue from products	$7,095	$6,291	$4,978
Revenue from services	1,467	1,073	544
Revenue	8,562	7,364	5,522
Cost of revenue from products	4,250	3,817	3,002
Cost of revenue from services	1,100	830	436
Cost of revenue	5,350	4,647	3,438
Gross profit	3,212	2,717	2,084
Selling, general and administrative expenses	1,911	1,757	1,227
Research and development expenses	230	232	206
Restructuring and asset impairment charges	62	76	29
Operating income	1,009	652	622
Interest expense	44	49	50
U.K. pension settlement expense	—	—	140
Gain on remeasurement of previously held equity interest	152	—	—
Other non-operating income, net	16	33	7
(Loss) Gain on sale of businesses	(46)	(1)	1
Income before taxes	1,087	635	440
Income tax expense	197	26	85
Net income	$890	$609	$355
Earnings per share:
Basic	$3.67	$2.81	$1.97
Diluted	$3.65	$2.79	$1.96
Weighted average number of shares:
Basic	242.6	217.0	180.2
Diluted	243.5	218.2	181.0

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)

Year Ended December 31,	2024	2023	2022
Net income	$890	$609	$355
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustment	(157)	(45)	(53)
Net change in derivative hedge agreements:
Unrealized loss	(17)	(2)	(24)
Amount of loss reclassified into net income	2	7	21
Net change in post-retirement benefit plans:
Net gain (loss)	23	(35)	101
Amortization of prior service credit	(2)	(2)	(2)
Amortization of net actuarial loss (gain) into net income	2	(2)	12
U.K. pension settlement	—	—	137
Foreign currency translation adjustment	3	(2)	39
Other comprehensive (loss) income, before tax	(146)	(81)	231
Income tax expense (benefit) related to other comprehensive loss	20	(38)	86
Other comprehensive (loss) income, net of tax	(166)	(43)	145
Comprehensive income	$724	$566	$500

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, except per share amounts)

December 31,	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,121	$1,019
Receivables, less allowances for discounts, returns and credit losses of $59 and $56 in 2024 and 2023, respectively	1,668	1,617
Inventories	996	1,018
Prepaid and other current assets	236	230
Assets held for sale	77	—
Total current assets	4,098	3,884
Property, plant and equipment, net	1,152	1,169
Goodwill	7,980	7,587
Other intangible assets, net	2,379	2,529
Other non-current assets	884	943
Total assets	$16,493	$16,112
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,006	$968
Accrued and other current liabilities	1,271	1,221
Short-term borrowings and current maturities of long-term debt	38	16
Liabilities held for sale	21	—
Total current liabilities	2,336	2,205
Long-term debt, net	1,978	2,268
Accrued post-retirement benefit obligations	304	344
Deferred income tax liabilities	497	557
Other non-current accrued liabilities	496	562
Total liabilities	5,611	5,936
Commitment and Contingencies (Note 20)
Redeemable non-controlling interest	235	—
Stockholders’ equity:
Common stock — par value $0.01 per share:
Authorized 750.0 shares, issued 259.2 and 257.6 shares in 2024 and 2023, respectively	3	3
Capital in excess of par value	8,687	8,564
Retained earnings	3,140	2,601
Treasury stock – at cost 16.2 shares and 16.0 shares in 2024 and 2023, respectively	(753)	(733)
Accumulated other comprehensive loss	(435)	(269)
Total stockholders’ equity	10,642	10,166
Non-controlling interest	5	10
Total equity	10,647	10,176
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$16,493	$16,112

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions)

Year Ended December 31,	2024	2023	2022
Operating Activities
Net income	$890	$609	$355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	258	193	111
Amortization	304	243	125
Deferred income taxes	(36)	(79)	(64)
Share-based compensation	56	60	37
Restructuring and asset impairment charges	62	76	29
U.K. pension settlement expense	—	—	140
Loss (gain) from sale of businesses	46	1	(1)
Gain on remeasurement of previously held equity interest	(152)	—	—
Other, net	4	—	(4)
Payments for restructuring	(32)	(30)	(11)
Contributions to post-retirement benefit plans	(25)	(25)	(19)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(107)	(87)	(192)
Changes in inventories	(41)	41	(147)
Changes in accounts payable	64	22	117
Changes in accrued liabilities	17	(4)	57
Changes in accrued and deferred taxes	14	(109)	57
Net changes in other assets and liabilities	(59)	(74)	6
Net Cash — Operating activities	1,263	837	596
Investing Activities
Capital expenditures	(321)	(271)	(208)
Proceeds from the sale of property, plant and equipment	4	1	4
Acquisitions of businesses, net of cash acquired	(193)	(476)	—
Proceeds from sale of businesses	11	105	1
Cash received from investments	6	1	5
Cash paid for investments	(11)	(1)	(11)
Cash paid for equity investments	(6)	(57)	(3)
Cash received from interest rate swaps	—	38	—
Cash received from cross-currency swaps	29	28	28
Settlement of currency forward agreement	—	—	(10)
Other, net	(1)	4	3
Net Cash — Investing activities	(482)	(628)	(191)
Financing Activities
Short-term debt repaid	(268)	—	—
Long-term debt issued, net	1	278	—
Long-term debt repaid, net	(17)	(160)	(527)
Repurchase of common stock	(20)	(25)	(52)
Proceeds from exercise of employee stock options	67	62	8
Dividends paid	(350)	(299)	(217)
Other, net	(28)	(13)	(2)
Net Cash — Financing activities	(615)	(157)	(790)
Effect of exchange rate changes on cash	(53)	23	(20)
Cash classified within assets held for sale	(11)	—	—
Net change in cash and cash equivalents	102	75	(405)
Cash and cash equivalents at beginning of year	1,019	944	1,349
Cash and cash equivalents at end of year	$1,121	$1,019	$944
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$67	$69	$76
Income taxes (net of refunds received)	$219	$211	$91
    See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Millions, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2021	$2	$2,089	$2,154	$(371)	$(656)	$8	$3,226
Net income			355				355
Other comprehensive income, net				145			145
Other Activity						1	1
Dividends declared ($1.20 per share)			(217)				(217)
Stock incentive plan activity		45			(6)		39
Repurchase of common stock					(46)		(46)
Balance at December 31, 2022	$2	$2,134	$2,292	$(226)	$(708)	$9	$3,503
Net Income			609				609
Other comprehensive income, net				(43)			(43)
Other activity						1	1
Issuance of common stock	1	6,120					6,121
Issuance of replacement equity awards		160					160
Dividends declared ($1.32 per share)			(300)				(300)
Stock incentive plan activity		150			(25)		125
Balance at December 31, 2023	$3	$8,564	$2,601	$(269)	$(733)	$10	$10,176
Net income			890				890
Other comprehensive income, net				(166)			(166)
Other activity						(4)	(4)
Dividends declared ($1.44 per share)			(351)				(351)
Stock incentive plan activity		125			(20)		105
Distributions to minority shareholders						(1)	(1)
Acquisition activity		(2)					(2)
Balance at December 31, 2024	$3	$8,687	$3,140	$(435)	$(753)	$5	$10,647

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Xylem Inc. (“Xylem” or the “Company”) is a leading global water technology company. We design, manufacture and service engineered products and solutions across a wide variety of critical applications primarily in the water sector. Our broad portfolio of products, services and solutions addresses customer needs of scarcity, resilience, quality, and affordability across the water cycle, from the delivery, treatment, measurement and use of drinking water, to the collection, testing, analysis and treatment of wastewater, to the return of water to the environment.
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
For all contracts with customers, we determine the transaction price in the arrangement and allocate the transaction price to each performance obligation identified in the contract. Judgment is required to determine the appropriate unit of account, and we separate the performance obligations if they are capable of being distinct and are distinct within the context of the contract. We base our allocation of the transaction price to the performance obligations on the relative stand-alone selling prices for the goods or services contained in a particular performance obligation. The stand-alone selling prices are determined first by reference to observable prices. In the event observable prices are not available, we estimate the stand-alone selling price by maximizing observable inputs and applying an adjusted market assessment approach, expected cost plus margin approach, or a residual approach in limited situations. Revenue in these instances is recognized on individual performance obligations within the same contract as they are satisfied.
The transaction price is adjusted for our estimate of variable consideration which may include a right of return, discounts, rebates, penalties, retainage, and warranties. To estimate variable consideration, we apply the expected value or the most likely amount method, based on whichever method most appropriately predicts the amount of consideration we expect to receive. The method applied is typically based on historical experience and known trends. We constrain the amounts of variable consideration that are included in the transaction price, to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when uncertainties around the variable consideration are resolved.
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
We offer standard warranties for our products to enable compliance with agreed-upon specifications in our contracts. Standard warranties do not give rise to performance obligations and represent assurance-type warranties. In certain instances, product warranty terms are adjusted to account for the specific nature of the contract. In these instances, we assess the warranties to determine whether they represent service-type warranties, and should be accounted for as a separate performance obligation in the contract.
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
Exit and Disposal Costs
We periodically initiate management-approved restructuring activities to achieve cost savings through reduced operational redundancies and to position ourselves strategically in the market in response to prevailing economic conditions and associated customer demand. Costs associated with restructuring actions can include severance, acceleration of share-based compensation expense due to "double trigger" change in control provisions, infrastructure charges to vacate facilities or consolidate operations, contract termination costs and other related charges. For involuntary separation plans, a liability is recognized when it is probable and reasonably estimable. For voluntary separation plans, a liability is recognized when the employee irrevocably accepts the voluntary termination. For one-time termination benefits, such as additional severance pay or benefit payouts and other exit costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change.
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
Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different geographical regions. We evaluate the financial condition of our third-party distributors, resellers and other customers and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of December 31, 2024 and 2023 we do not believe we have any significant concentrations of credit risk.
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
In addition to manufacturing and selling equipment, we also lease equipment to customers in exchange for consideration. These arrangements are generally short term in nature and predominantly involve the rental of pumps and accessories within the Water Solutions and Services segment. Short term rental arrangements generally do not provide the customer the right to purchase the equipment as Xylem’s strategy is to rent these items over their useful lives. Customers may be billed based on daily, weekly or monthly rates depending on the expected rental period. We assessed that these arrangements constitute a lease under ASC 842, and have recognized them as operating leases. In situations where arrangements contain both the sale of products and a leasing component, contract consideration is allocated based on relative standalone selling price.
The Company also generates revenue through the lease of its water treatment equipment and systems to customers within the Water Solutions and Services segment. At the time of contract inception, the Company determines if an arrangement is or contains a lease. These contracts generally contain both lease and non-lease components, including installation, maintenance, and monitoring services of the Company-owned equipment. In situations where arrangements contain multiple elements, contract consideration is allocated based on relative standalone selling price.
Goodwill and Intangible Assets
Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of acquired businesses. Intangible assets include customer relationships, proprietary technology, brands and trademarks, patents, software and other intangible assets. Intangible assets with a finite life are amortized on a straight-line basis over an estimated economic useful life which ranges from 1 to 40 years and is included in cost of revenue or selling, general and administrative expenses. Certain of our intangible assets, namely certain brands and trademarks, as well as FCC licenses, have an indefinite life and are not amortized.
Goodwill and indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually (or more frequently if impairment indicators arise, such as changes to the reporting unit structure, significant adverse changes in the business or business climate or an adverse action or assessment by a regulator). We conduct our annual impairment testing as of the beginning of the fourth quarter. For goodwill, the estimated fair value of each reporting unit is compared to the carrying value of the net assets assigned to that reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, then an impairment charge is recognized for that excess up to the amount of recorded goodwill. In assessing goodwill for impairment, we estimate the fair value of our reporting units using both the income approach and market approach. Weighting is equally attributed to both the market and income approaches in arriving at the fair value of the reporting units. To determine the reasonableness of the calculated fair values, we review the assumptions to ensure that neither the income approach nor the market approach yielded significantly different valuations. We estimate the fair value of our intangible assets with indefinite lives using either the income approach or the market approach. Under the income approach, we calculate fair value based on the present value of estimated future cash flows. Under the market approach, we calculate fair value based on recent sales and selling prices of similar assets.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. These accruals are reviewed quarterly and are adjusted as assessment and remediation efforts progress, or as additional technical or legal information becomes available. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Accruals for environmental liabilities are primarily included in other non-current liabilities at undiscounted amounts.
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
Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2024 and 2023 were uninsured. Foreign cash balances at December 31, 2024 and 2023 were $741 million and $955 million, respectively.
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
Redeemable Non-Controlling Interest
Non-controlling interest that is redeemable upon the occurrence of an event that is not solely within the control of the issuer is classified as mezzanine equity in the Company’s consolidated balance sheets. Initial measurement is at acquisition date fair value and subsequent measurement is at the greater of the carrying value or the redemption value. Changes in the redemption value are recognized immediately as they occur and the carrying amount of the redeemable non-controlling interest is adjusted at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the instrument. Increases or decreases in the estimated redemption amount are recorded with corresponding adjustments against equity and are reflected in the computation of earnings per share.

Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, "Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". This ASU requires a footnote disclosure to disaggregate each relevant expense caption on the face of the income statement that includes specific natural expense categories. In addition, the standard requires disclosure of selling expenses on an annual and interim basis. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The standard is required to be adopted prospectively, but retrospective adoption is permitted. The Company is currently evaluating the method of adoption and the impacts of the guidance on our disclosures in future periods.
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
Recently Adopted Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures." This guidance requires disclosure information about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The standard is required to be applied on a retrospective basis to all periods presented in the consolidated financial statements. Refer to Note 21, "Segment and Geographic Data" for the disclosures related to our adoption of the standard.
In September 2022, the FASB issued ASU 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations." This guidance requires disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. The standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. The ASU became effective January 1, 2023, and the rollforward requirement became effective January 1, 2024. Refer to Note 14., "Current Liabilities" for the disclosures related to our adoption of the standard.

Note 3. Acquisitions and Divestitures
2024 Acquisitions
Global Omnium Idrica, S.L.
On April 26, 2023, we acquired a 25.1% equity interest in Global Omnium Idrica S.L. (“Idrica”), a global company specializing in digital transformation for the water industry, offering innovative services and technological solutions for comprehensive water cycle management for $51 million. In connection with the transaction, the Company was granted the right to purchase a majority interest in Idrica from the joint venture partner at a fixed price. The investment was accounted for as an equity method investment as the Company had significant influence but did not have control over Idrica.
On December 10, 2024, we acquired an additional 35.9% equity interest in Idrica for $154 million ($150 million, net of cash received) by exercising our call right and now hold an aggregate ownership interest of 61.0% of Idrica. This was accounted for as a step acquisition where the Company has applied the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). The fair value of our call right was included within the fair value of previously held equity interest and recognized as part of the consideration transferred and the gain on remeasurement of our call right was also included in the gain on remeasurement of previously held equity interest (as discussed below). The Company recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months from the acquisition date).
The total fair value of consideration transferred was $637 million, which includes cash paid to Idrica, the remeasurement to fair value of our previously held equity interest, the fair value of the redeemable non-controlling interest, and the settlement of a preexisting contractual relationship between the Company and Idrica. This relationship related to a distribution agreement which the Company had previously recognized in other non-current assets.
The acquisition-date fair value of the consideration consisted of the following:

(in millions)	Fair Value of Purchase Consideration
Cash paid	$154
Fair value of previously held equity interest	193
Fair value of redeemable non-controlling interest	237
Settlement of preexisting relationship	53
Total	$637
The Company remeasured its previously held 25.1% equity interest in Idrica immediately prior to the completion of the acquisition to its estimated fair value of approximately $193 million. This fair value was derived by using the discounted cash flow method of the income approach, which considers future cash flows that are discounted to present value at a rate of return commensurate with the business and financial risks associated with the expected achievement of the projected cash flows. As a result of the remeasurement of its previously held equity interest, the Company recognized a gain of approximately $152 million in the fourth quarter of 2024. The gain reflects the excess of the estimated fair value of $193 million for the Company’s previously held 25.1% equity interest over its carrying value of approximately $41 million.

The following table summarizes the preliminary acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed from Idrica:

(in millions)	Fair Value
Cash and cash equivalents	$4
Receivables	5
Prepaid and other current assets	6
Goodwill	521
Other intangible assets, net	165
Other non-current assets	15
Accounts payable	(8)
Accrued and other current liabilities	(4)
Short term borrowings and current maturities of long-term debt	(16)
Long term debt	(7)
Deferred income tax liabilities	(41)
Other non-current accrued liabilities	(3)
Total	$637
The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. The above fair values of assets acquired and liabilities assumed are preliminary. The fair values of the intangible assets acquired were preliminarily determined using the income and cost approaches. In many cases, the determination of the fair values required estimates about discount rates, future expected cash flows, and other future events that are judgmental and subject to change. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information becomes available but no later than one year from the acquisition date.
Our revenue and net loss attributable to the Idrica for the year ended December 31, 2024 were not material. The $521 million of goodwill recognized, which is not deductible for U.S. income tax purposes, is primarily attributable to costs and revenue synergies and economies of scale expected from combining the operations of Idrica with Xylem.
Identifiable Intangible Assets Acquired
The following table summarizes key information underlying identifiable intangible assets related to the Idrica acquisition:

(in millions)	Useful Life (in years)(a)	Fair Value (in millions)
Customer Relationships	24	$28
Backlog	9	2
Technology	7	132
Trade Name	10	2
Intangible Assets Under Construction		1
Total	10	$165
(a)Useful life approximates weighted average useful life.
•The preliminary estimates of fair value of Idrica’s identifiable intangible assets were determined using a combination of the income and cost approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus, represent a Level 3 measurement of the fair value hierarchy as defined in ASC 820, Fair Value Measurements (“ASC 820”). Intangible assets consisting of the customer relationships, backlog, and trade name were valued using the multi-period excess earnings method (“MEEM”) or the relief from royalty (“RFR”) method, both of which are forms of the income approach. The intangible asset related to Idrica’s developed technology was valued using the replacement cost approach.
•The customer and backlog intangible assets were valued using the MEEM. The MEEM is an approach where the net earnings attributable to the asset being measured are isolated from other “contributory assets” over the intangible asset’s remaining economic life.

•The trade name intangible asset was valued using the RFR method. The RFR method suggests that in lieu of ownership, the acquirer can obtain comparable rights to use the subject asset via a license from a hypothetical third-party owner. The asset’s fair value is the present value of license fees avoided by owning it (i.e., the royalty savings).
•The developed technology intangible asset was valued using the replacement cost approach. The replacement cost approach is a valuation method that relies on estimating the replacement costs of assets based on the principle that an asset would not be purchased for a price higher than the cost to replace it with an asset of comparable utility.
Pro forma results of operations have not been included, as the acquisition of Idrica was not material to our results of operations for any periods presented.
Heusser
On December 5, 2024, we acquired all issued and outstanding shares of Heusser Water Solutions AG ("Heusser"), a leading distributor and provider of advanced pumping systems and treatment solutions in Switzerland, for $40 million ($35 million, net of cash received). Heusser, a privately-owned company headquartered in Cham, Switzerland, has approximately 90 employees. Our consolidated financial statements include Heusser's results of operations prospectively from December 5, 2024 primarily within the Water Infrastructure segment.
2023 Acquisitions and Divestitures
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
The acquisition-date fair value of the consideration totaled $6,900 million, which consisted of the following:

(in millions, except share amounts)	Fair Value of Purchase Consideration
Xylem Common Stock issued to Evoqua stockholders (58,779,096 shares)	$6,121
Estimated replacement equity awards	160
Payment of certain Evoqua indebtedness	619
Total	$6,900
The Company has applied the acquisition method of accounting in accordance with ASC 805 and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. During the second quarter of 2024, the Company finalized the purchase price allocation.
We recorded measurement period adjustments as a result of refining certain assumptions that were based on facts and circumstances that existed as of the acquisition date, which did not have a material impact on our Consolidated Balance Sheets at December 31, 2024.

The following table summarizes the acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed from Evoqua:

(in millions)	Fair Value
Cash and cash equivalents	$143
Receivables (a)	430
Inventories	258
Prepaid and other current assets	78
Assets held for sale	8
Property, plant and equipment, net	508
Goodwill	4,801
Other intangible assets, net	1,769
Other non-current assets	180
Non-current assets held for sale	85
Accounts payable	(210)
Accrued and other current liabilities	(357)
Short-term borrowings and current maturities of long-term debt	(166)
Liabilities held for sale	(1)
Long-term debt	(111)
Other non-current accrued liabilities	(120)
Deferred income tax liabilities	(392)
Non-current liabilities held for sale	(3)
Total	$6,900
(a)Including $320 million of receivables and $110 million of contract assets.
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
The fair value of Evoqua’s identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows either through the use of the MEEM method or the RFR method. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement of the fair value hierarchy as defined in ASC 820. Intangible assets consisting of the Evoqua tradename, technology, customer relationships, backlog, and permits were valued using the MEEM method, the RFR method, or the with and without method, which are all forms of the income approach. Intangible assets related to Evoqua software were valued using the cost approach.
•Trademarks and proprietary technology intangible assets were valued using the RFR method as described above.
•Customer and distributor relationships and backlog intangible assets were valued using the MEEM method as described above.
•The Permits intangible asset was valued using the with and without method. The with and without method of valuation is an approach that considers the hypothetical impact to the projected cash flows of the business if the intangible asset was not in place.
•The Software intangible asset was valued using the replacement cost approach as described above.
•Inventory was estimated using the comparative sales method, which quantifies the fair value of inventory based on the expected sales price of the subject inventory (when complete), reduced for: (i) all costs expected to be incurred in its completion and disposition efforts and (ii) a profit on those value-added completion and disposition costs.
Share-Based Compensation
In connection with the Merger, each outstanding and issued option, restricted stock unit (“RSU”), performance stock unit (“PSU”) and cash-settled stock appreciation right (“SAR”) was converted into the Xylem equivalent, with outstanding PSUs being converted into Xylem RSUs. As a result, Xylem issued 2 million replacement equity options and 707 thousand RSU awards (of which 330 thousand were converted PSUs.) The portion of the fair value related to pre-combination services of $160 million was included in the purchase price, and $56 million will be recognized over the remaining service periods. As of December 31, 2024, the future unrecognized expense related to the outstanding RSUs was approximately $2 million. The future unrecognized expense related to RSUs will be recognized over a weighted-average service period of one year. SARs and options are immaterial.
Pro Forma Financial Information
The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the year ended December 31, 2023 and 2022, assuming the acquisition had occurred on January 1, 2022.

	Year Ended December 31,
(in millions)	2023	2022
Revenue	$8,146	$7,329
Net income	$668	$256
The foregoing unaudited pro forma results are for informational purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the acquisition occurred on January 1, 2022, nor are they necessarily indicative of future results. The unaudited pro-forma information for all periods presented includes the following adjustments, where applicable, for business combination accounting effects resulting from the acquisition: (i) amortization of the fair value step up in inventory, (ii) additional amortization expense related to finite-lived intangible assets acquired, (iii) repayment of Evoqua’s term loan and revolver and the settlement of the related interest rate swap, (iv) additional interest expense related to financing for the acquisition (refer to Note 15, "Credit Facilities and Debt"), (v) depreciation expense on property, plant and equipment, (vi) additional incremental share-based compensation expense for the replacement of Evoqua’s outstanding equity awards with Xylem’s replacement equity awards, and (vii) the related tax effects assuming that the business combination occurred on January 1, 2022.
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
Assets Held For Sale
During the quarter ended December 31, 2024, the Company committed to a plan to sell the former Evoqua Magneto business, a part of the Water Infrastructure segment, within one year. The Magneto business focuses on development and manufacture of anodes for the electrochemical industry and refurbishment of electro chlorination cells for seawater electrolysis, with locations in Schiedam, the Netherlands and Suzhou, China.
As a result, assets and liabilities of the business were reclassified as held for sale as of December 31, 2024, and loss on assets held for sale of $40 million was recorded during the year ended December 31, 2024, because the carrying value of the magneto business is greater than its estimated fair value less cost to sell. The loss is presented within "(Loss) Gain on sale of businesses" on our Consolidated Income Statements.
Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Year Ended December 31,
(in millions)	2024	2023	2022
Revenue from contracts with customers	$8,273	$6,963	$5,294
Lease Revenue	289	401	228
Total	$8,562	$7,364	$5,522

The following table reflects revenue from contracts with customers by application:

	Year Ended December 31,
(in millions)	2024	2023	2022
Water Infrastructure
Transport	$1,496	$1,421	$1,265
Treatment	1,057	795	421

Applied Water
Building Solutions	997	1,025	965
Industrial Water	796	828	802

Measurement and Control Solutions
Smart Metering and Other	1,519	1,253	941
Analytics	352	358	334

Water Solutions and Services
Capital and Other	1,081	804	424
Services	975	479	142

Total	$8,273	$6,963	$5,294

The following table reflects revenue from contracts with customers by geographical region:

	Year Ended December 31,
(in millions)	2024	2023	2022
Water Infrastructure
United States	$891	$744	$496
Western Europe	914	822	678
Emerging Markets (a)	526	458	355
Other	222	192	157

Applied Water
United States	942	970	914
Western Europe	398	401	380
Emerging Markets (a)	321	342	349
Other	132	140	124

Measurement and Control Solutions
United States	1,267	1,042	785
Western Europe	282	282	232
Emerging Markets (a)	190	193	185
Other	132	94	73

Water Solutions and Services
United States	1,570	916	240
Western Europe	101	105	87
Emerging Markets (a)	213	142	153
Other	172	120	86

Total	$8,273	$6,963	$5,294

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
The table below provides contract assets, contract liabilities, and significant changes in contract assets and liabilities:

(in millions)	Contract Assets (a)	Contract Liabilities (b)
Balance at 1/1/2023	$151	$183
Opening balance from the acquisition of Evoqua	110	107
Additions, net	121	162
Revenue recognized from opening balance	—	(128)
Billings transferred to accounts receivable	(126)	—
Other	7	(9)
Balance at 1/1/2024	$263	$315
Additions, net	265	265
Revenue recognized from opening balance	—	(247)
Billings transferred to accounts receivable	(227)	—
Other	2	(11)
Balance at 12/31/2024	$303	$322

(a)Contract assets are included in either receivables or other non-current assets on the Consolidated Balance Sheets.
(b)Contract liabilities are included in either accrued and other current liabilities or other non-current liabilities on the Consolidated Balance Sheets.

Performance obligations

Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of December 31, 2024, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $1,709 million, of which $1,170 million was obtained through the Evoqua acquisition. We expect to recognize 81% of revenue upon the completion of satisfying these performance obligations in the following 60 months and the balance thereafter. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 5. Restructuring and Asset Impairment Charges
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position itself. During 2024, we incurred restructuring costs of $55 million. We incurred these charges primarily related to actions taken to further streamline our organization in order to strengthen our competitive positioning and the ability to better serve our customers. The charges were incurred across all of our segments.
During 2023, we incurred restructuring costs of $72 million. We incurred these charges primarily as a result of our acquisition of Evoqua. Approximately $27 million of the charges related to share-based compensation expense due to acceleration clauses in Evoqua's equity compensation agreements. Approximately $15 million of the charges represented the reduction of headcount related to the integration of Evoqua. Additionally, during 2023 we incurred $30 million of charges related to our efforts to reposition our businesses to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. The charges were incurred across all of our segments.

The following table presents the components of restructuring expense and asset impairment charges incurred during each of the previous three years:

	Year Ended December 31,
(in millions)	2024	2023	2022
By component:
Severance and other charges	$41	$70	$15
Asset impairment	19	3	—
Reversal of restructuring accruals	(5)	(1)	—
Total restructuring costs	55	72	15
Asset impairment charges	7	4	14
Total restructuring and asset impairment charges	$62	$76	$29

By segment:
Water Infrastructure	$23	$13	$5
Applied Water	6	7	4
Measurement and Control Solutions	2	14	19
Water Solutions and Services	29	7	1
Corporate and Other	2	35	—
Restructuring
The following table displays a roll-forward of the restructuring accruals, presented on our Consolidated Balance Sheets within "accrued and other current liabilities" and "other non-current accrued liabilities," for the years ended December 31, 2024 and 2023:

(in millions)	2024	2023
Restructuring accruals - January 1	$24	$10
Restructuring costs	55	72
Cash payments	(32)	(30)
Asset impairment	(19)	(3)
Share based compensation included within AOCL	(2)	(27)
Foreign currency and other	(1)	2
Restructuring accruals - December 31	$25	$24

By segment:
Water Infrastructure	$4	$3
Applied Water	3	1
Measurement and Control Solutions	3	8
Water Solutions and Services	4	1
Regional selling locations (a)	9	7
Corporate and other	2	4
(a)    Regional selling locations consist primarily of selling and marketing organizations that incurred restructuring expense which was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following table presents the total costs expected to be incurred, the amount incurred in the period, and the cumulative costs incurred to date for our 2024, 2023 and 2022 restructuring actions:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Corporate	Total
Actions Commenced in 2024:
Total expected costs	$14	$6	$1	$29	$1	$51
Costs incurred during 2024	14	5	1	28	1	49
Total expected costs remaining	$—	$1	$—	$1	$—	$2

Actions Commenced in 2023:
Total expected costs	$20	$7	$8	$8	$35	$78
Costs incurred during 2023	13	6	10	7	35	71
Costs incurred during 2024	6	1	(2)	1	—	6
Total expected costs remaining	$1	$—	$—	$—	$—	$1

Actions Commenced in 2022:
Total expected costs	$5	$5	$4	$1	$—	$15
Costs incurred during 2022	5	4	4	1	—	14
Costs incurred during 2023	—	1	—	—	—	1
Costs incurred during 2024	—	—	—	—	—	—
Total expected costs remaining	$—	$—	$—	$—	$—	$—
The actions commenced in 2024 consist primarily of severance and asset impairment charges. The actions within the Applied Water and Water Solutions and Services segments are expected to continue through the end of 2025.
During the third quarter of 2024, we recognized $3 million in fixed asset impairment charges due to restructuring actions within our Water Solutions and Services segment.
Through the second quarter of 2024, we recognized $16 million in impairment charges primarily related to customer relationships and trademarks due to restructuring actions within our Water Solutions and Services segment. Refer to Note 12, "Goodwill and Other Intangible Assets," for additional information.
The actions commenced in 2023 consist primarily of severance charges. The actions within Water Infrastructure are expected to continue through the end of 2025.
The actions commenced in 2022 consist primarily of severance charges. The actions commenced in 2022 are complete.
During 2022, we also incurred charges of $1 million within the Measurement and Control Solutions segment, related to actions commenced prior to 2020.
Asset Impairment
During the fourth quarter of 2024, we recognized an impairment charge of $6 million related to certain leases and leasehold improvements within our Measurement and Control Solutions and Water Infrastructure segments.
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
Refer to Note 12,"Goodwill and Other Intangible Assets," for additional information.

Note 6. Other Non-Operating Income, Net
The components of other non-operating income, net are as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Interest income	$28	$28	$16
Expense from equity method investments	(4)	—	—
Other (expense) income – net	(8)	5	(9)
Total other non-operating income, net	$16	$33	$7

Note 7. Income Taxes
The source of pre-tax income and the components of income tax expense are as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Income components:
Domestic	$471	$123	$90
Foreign	616	512	350
Total pre-tax income	$1,087	$635	$440
Income tax expense (income) components:
Current:
Domestic – federal	$108	$(4)	$77
Domestic – state and local	35	23	16
Foreign	90	86	56
Total Current	$233	$105	$149
Deferred:
Domestic – federal	$(38)	$(49)	$(43)
Domestic – state and local	(11)	(8)	(12)
Foreign	13	(22)	(9)
Total Deferred	(36)	(79)	(64)
Total income tax provision	$197	$26	$85
Effective income tax rate	18.1%	4.1%	19.2%

Reconciliations between taxes at the U.S. federal income tax rate and taxes at our effective income tax rate on earnings before income taxes are as follows:

	Year Ended December 31,
	2024	2023	2022
Tax provision at U.S. statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes	1.8	1.7	1.2
Uncertain tax positions	—	(9.9)	(1.2)
Net interest deductions	—	—	(1.8)
U.S. tax on foreign earnings	1.2	2.5	2.7
Tax incentives	(1.3)	(2.6)	(4.4)
Valuation allowance	1.7	(5.8)	0.1
Gain on remeasurement of previously held equity interest	(3.0)	—	—
Rate change	(0.6)	(2.0)	(0.6)
Federal R&D tax credit	(0.6)	(0.5)	(0.7)
Stock compensation	(0.7)	(0.6)	0.1
U.S. foreign derived intangible income tax benefit	(0.6)	(0.7)	(1.3)
Tax on distribution of foreign earnings	1.0	—	2.4
Non-deductible compensation	0.4	1.2	0.7
Other tax credits	(0.2)	(1.8)	—
Other – net	(2.0)	1.6	1.0
Effective income tax rate	18.1%	4.1%	19.2%
Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse.

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the Consolidated Balance Sheets:

	December 31,
(in millions)	2024	2023
Deferred tax assets:
Employee benefits	$77	$79
Accrued expenses	52	49
Loss and other tax credit carryforwards	236	241
R&D capitalization	57	40
Inventory	3	5
Lease Liabilities	73	79
Hedging instruments	2	8
Other	11	12
	511	513
Valuation allowance	(189)	(179)
Net deferred tax asset	$322	$334
Deferred tax liabilities:
Intangibles	$501	$500
Investment in foreign subsidiaries	6	11
Property, plant and equipment	105	131
Lease right-of-use assets	70	78
Hedging Instruments	7	—
Other	5	—
Total deferred tax liabilities	$694	$720
Management assesses all available positive and negative evidence, including prudent and feasible tax planning strategies, and estimates if sufficient future taxable income will be generated to realize existing deferred tax assets. On the basis of this evaluation, as of December 31, 2024, a valuation allowance of $189 million has been established to reduce the deferred income tax asset related to certain U.S. and foreign net operating losses and U.S. and foreign capital loss carryforwards.
A reconciliation of the change in valuation allowance on deferred tax assets is as follows:

(in millions)	2024	2023	2022
Valuation allowance — January 1	$179	$204	$201
Change in assessment (a)	—	(47)	1
Current year operations	22	12	3
Other comprehensive income	1	1	—
Foreign currency and other (b)	(12)	5	(1)
Acquisitions	(1)	4	—
Valuation allowance — December 31	$189	$179	$204
(a)    Decrease in valuation allowance in 2023 is primarily attributable to changes in realization on deferred tax assets in various foreign jurisdictions.
(b) Decrease in valuation allowance in 2024 is primarily attributed to foreign exchange movement impacting foreign balances.
Deferred taxes are classified in the Consolidated Balance Sheets as follows:

	December 31,
(in millions)	2024	2023
Non-current assets	$125	$171
Non-current liabilities	(497)	(557)
Total net deferred tax liabilities	$(372)	$(386)
Tax attributes available to reduce future taxable income begin to expire as follows:

(in millions)	December 31, 2024	First Year of Expiration
U.S. net operating loss	$3	December 31, 2025
State net operating loss	106	December 31, 2025
U.S. tax credits	7	December 31, 2032
State excess interest expense	30	Indefinite
Foreign net operating loss	962	December 31, 2025
Foreign tax credits	5	December 31, 2030
As of December 31, 2024, the Company has provided a deferred tax liability of $6 million for net foreign withholding taxes on $451 million of foreign earnings expected to be repatriated to the U.S. parent as deemed necessary in the future.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2024	2023	2022
Unrecognized tax benefits — January 1	$35	$102	$111
Gross Increases - Current year tax positions	3	2	—
Gross Increases - Prior year tax positions	1	4	3
Gross Decreases - Prior year tax positions	(1)	(75)	(8)
Acquisitions	4	2	—
Settlements	(2)	—	(1)
Lapse of Statute of Limitations	(3)	—	(2)
Currency Translation Adjustment	—	—	(1)
Unrecognized tax benefits — December 31	$37	$35	$102
The amount of unrecognized tax benefits at December 31, 2024 is $37 million, which, if ultimately recognized, will reduce our effective tax rate. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our unrecognized tax benefits. The timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax controversies in one or more jurisdictions. These assessments or settlements could result in changes to our unrecognized tax benefits related to positions on prior years’ tax filings. The actual amount of any change could vary significantly depending on the ultimate timing and nature of any settlements. We cannot currently provide an estimate of the range of possible outcomes.
We classify interest relating to unrecognized tax benefits as a component of other non-operating (expense) income, net and tax penalties as a component of income tax expense in our Consolidated Income Statements. The amount of accrued interest relating to unrecognized tax benefits as of December 31, 2024 and 2023 was $7 million and $5 million, respectively.

During 2019, Xylem’s Swedish subsidiary received a tax assessment from the Swedish Tax Agency (the "STA") for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. Xylem filed an appeal with the Administrative Court of Växjö, which rendered a decision adverse to Xylem in June 2022 for SEK837 million (approximately $76 million USD), consisting of the full tax assessment amount plus penalties and interest. Xylem appealed this decision with the intermediate appellate court, the Administrative Court of Appeal, and on May 15, 2024, that court rendered a decision in favor of Xylem and also remanded an issue to the trial court for resolution. In June 2024, the STA filed a notice of appeal of this decision to the Supreme Administrative Court (the “Court”). The parties await the Court’s decision as to whether it will hear the STA’s appeal, and the trial court has stayed the proceeding on the issue on remand until the Court's decision. Management, in consultation with external legal advisors, continues to believe it is more likely than not that Xylem will prevail on the proposed assessment and will continue to vigorously defend our position through this litigation. There can be no assurance that the final determination by the authorities will not be materially different than our position. As of December 31, 2024, we have not recorded any unrecognized tax benefits related to this uncertain tax position.
The following table summarizes our earliest open tax years by major jurisdiction:

Jurisdiction	Earliest Open Year
Italy	2019
Luxembourg	2020
Sweden	2013
Germany	2016
United Kingdom	2016
United States	2017
Switzerland	2019

Note 8. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted EPS:

	Year Ended December 31,
	2024	2023	2022
Net income (in millions)	$890	$609	$355
Shares (in thousands):
Weighted average common shares outstanding	242,557	216,982	180,189
Add: Participating securities (a)	26	30	28
Weighted average common shares outstanding — Basic	242,583	217,012	180,217
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	526	768	549
Dilutive effect of restricted stock units and performance share units	412	400	213
Weighted average common shares outstanding — Diluted	243,521	218,180	180,979
Basic earnings per share	$3.67	$2.81	$1.97
Diluted earnings per share	$3.65	$2.79	$1.96
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

	Year Ended December 31,
(in thousands)	2024	2023	2022
Stock options	951	1,703	1,453
Restricted stock units	404	566	353
Performance share units	262	289	284

Note 9. Inventories
The components of total inventories are summarized as follows:

	December 31,
(in millions)	2024	2023
Finished goods	$341	$355
Work in process	100	102
Raw materials	555	561
Total inventories	$996	$1,018

Note 10. Property, Plant and Equipment
The components of total property, plant and equipment, net are as follows:

	December 31,
(in millions)	2024	2023
Land, buildings and improvements	$477	$480
Machinery and equipment	1,342	1,124
Equipment held for lease or rental	328	456
Furniture and fixtures	150	143
Construction work in progress	228	217
Other	61	47
Total property, plant and equipment, gross	2,586	2,467
Less accumulated depreciation	1,434	1,298
Total property, plant and equipment, net	$1,152	$1,169
Depreciation expense related to property, plant and equipment was $230 million, $177 million, and $111 million for 2024, 2023, and 2022, respectively.

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
We did not identify any events or conditions during the 12-month period ended December 31, 2024 to indicate that a reassessment or re-measurement of our existing leases was required. Accordingly, we recognized a ROU asset impairment of approximately $5 million for the 12-month period ended December 31, 2024 as a result of strategic decisions to close certain locations and to impair office locations that were no longer being used as intended or weren't able to be subleased.
Our current operating lease liabilities of $82 million and $84 million are included in "accrued and other current liabilities" as of December 31, 2024 and 2023, respectively. Our non-current operating lease liabilities of $242 million and $272 million are included in "Other non-current accrued liabilities" as of December 31, 2024 and 2023, respectively. Our net operating lease ROU asset balances of $309 million and $348 million are included in "other non-current assets" as of December 31, 2024 and 2023, respectively.
Our current finance lease liabilities of $27 million and $22 million are included in accrued and other current liabilities as of December 31, 2024 and 2023, respectively. Our non-current finance lease liabilities of $76 million and $64 million are included in "other non-current accrued liabilities" as of December 31, 2024 and 2023, respectively. Our net finance lease ROU asset balances of $97 million and $85 million are included in "other non-current assets" as of December 31, 2024 and 2023, respectively.

	Year Ended December 31,
(in millions)	2024	2023	2022
Lease cost
Finance lease cost:
Depreciation of ROU assets	$28	$16	$3
Interest on lease liabilities	4	2	1
Operating lease cost	106	96	83
Short-term lease cost	3	4	2
Variable lease cost	30	23	21
Total lease cost	$171	$141	$110
The supplemental cash flow information related to leases are as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$4	$2	$—
Operating cash flows from operating leases	$103	$92	$82
Financing cash flows from finance leases	$24	$14	$3
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$38	$34	$24
Operating leases	$57	$74	$94
Information relating to the lease term and discount rate are as follows:

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease term (years)
Operating leases	5 Years	6 Years
Finance leases	4 Years	5 Years

Weighted-average discount rate
Operating leases	3.5%	3.2%
Finance leases	4.5%	4.2%
As of December 31, 2024, the maturities of finance lease liabilities were as follows:

(in millions)
2025	$31
2026	27
2027	22
2028	16
2029	9
Thereafter	9
Total lease payments	114
Less: Imputed interest	(11)
Total	$103

As of December 31, 2024, the maturities of operating lease liabilities were as follows:

(in millions)
2025	$92
2026	78
2027	59
2028	44
2029	27
Thereafter	55
Total lease payments	355
Less: Imputed interest	(31)
Total	$324
Lessor arrangements
Our gross assets available for rent were $328 million and $457 million as of December 31, 2024 and 2023, respectively. The accumulated amortization related to our gross assets was $193 million and $203 million as of December 31, 2024 and 2023, respectively. Depreciation expense for these assets was $38 million, $58 million and $27 million for the 12 month period ended December 31, 2024, 2023 and 2022, respectively. Total revenue from lease arrangements was $289 million, $401 million and $228 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 12. Goodwill and Other Intangible Assets
As a result of the change in reportable segments disclosed in Note 1, "Summary of Significant Accounting Policies," goodwill was reallocated amongst segments. This reallocation and changes in the carrying value of goodwill by reportable segment during the years ended December 31, 2024 and 2023 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance as of December 31, 2022	$638	$502	$1,579	$—	$2,719
Activity in 2023
Acquisitions/divestitures (a)	1,779	385	141	2,508	4,813
Foreign currency and other	17	8	19	11	55
Balance as of December 31, 2023	$2,434	$895	$1,739	$2,519	$7,587
Reallocation	(287)	—	(64)	351	—
Balance as of January 1, 2024	2,147	895	1,675	2,870	7,587
Activity in 2024
Acquisitions (a)	15	—	521	1	537
Foreign currency and other	(64)	(11)	(33)	(36)	(144)
Balance as of December 31, 2024	$2,098	$884	$2,163	$2,835	$7,980
(a)    See Note 3, Acquisitions and Divestitures for additional information.
As of December 31, 2024 and 2023, goodwill included accumulated impairment losses $206 million, within the Water Solutions and Services.
The Company has applied the acquisition method of accounting in accordance with ASC 805 and recognized assets acquired and liabilities assumed of Evoqua at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. We have allocated goodwill to segments of the Company that are expected to benefit from the synergies of the acquisition.
During the fourth quarter of 2024, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were in excess of each of their carrying values. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	December 31, 2024			December 31, 2023
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$2,151	$(576)	$1,575	$2,172	$(475)	$1,697
Proprietary technology and patents	360	(138)	222	292	(141)	151
Trademarks	182	(107)	75	188	(96)	92
Software	595	(367)	228	598	(335)	263
Other	194	(79)	115	201	(41)	160
Indefinite-lived intangibles	164	—	164	166	—	166
Other intangibles	$3,646	$(1,267)	$2,379	$3,617	$(1,088)	$2,529
We determined that no impairment of the indefinite-lived intangibles existed as of the measurement date of our impairment assessment in 2024. Future impairment tests could result in a charge to earnings. We will continue to evaluate the indefinite-lived intangible assets on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
During 2024, we recognized $13 million in impairment charges primarily related to customer relationships and trademarks due to restructuring actions within our Water Solutions and Services segment. We also recognized a $1 million impairment charge for internally developed software within Corporate.
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
Customer and distributor relationships, proprietary technology and patents, trademarks, software and other are amortized over weighted average lives of approximately 17 years, 10 years, 11 years, 4 years and 5 years, respectively.
Total amortization expense for intangible assets was $304 million, $243 million, and $125 million for 2024, 2023 and 2022, respectively.

Estimated amortization expense for each of the five succeeding years is as follows:

(in millions)
2025	$297
2026	295
2027	265
2028	244
2029	222

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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Australian Dollar, and Polish Zloty. We had foreign exchange contracts with purchase notional amounts totaling $657 million and $29 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, sell Canadian Dollar and purchase Euro, sell Canadian Dollar and purchase U.S. Dollar, purchase Polish Zloty and sell Euro, and sell Australian Dollar and purchase Euro. The purchased notional amounts associated with these currency derivatives are $258 million, $169 million, $90 million, $42 million, $40 million, $34 million, and $24 million, respectively. As of December 31, 2023, our most significant foreign currency derivatives included contracts to purchase U.S. Dollar and sell Chinese Yuan and purchase Canadian Dollar and sell U.S. Dollar. The purchased notional amounts associated with these currency derivatives are $19 million and $10 million, respectively.

Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross-Currency Swaps
Beginning in 2015, we entered into cross-currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019, second quarter of 2021, third quarter of 2022, and fourth quarter of 2024, we entered into additional cross-currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $2,181 million and $1,691 million as of December 31, 2024 and 2023, respectively.
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
The effectiveness of derivatives designated as fair value hedges is assessed using the spot method. The changes in the fair value of these derivatives due to movements in spot exchange rates are recorded in Selling, general and administrative expenses. Changes in the fair value of the 2.250% Senior Notes of €500 million related to spot exchange rates are also recorded in Selling, general and administrative expenses. Changes in the spot-forward differential and counterparty non-performance risk of the derivatives are excluded from the assessment of hedge effectiveness and are recognized in AOCL. Amounts in AOCL are recognized in earnings, specifically Interest expense, using a systematic and rational method over the life of the hedging instrument.
The table below presents the effect of our derivative financial instruments on the Consolidated Income Statements and Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
(in millions)	2024	2023	2022
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of loss recognized in OCI/L	$(17)	$(2)	$(24)
Amount of loss reclassified from OCI/L into revenue	1	3	19
Amount of loss reclassified from OCI/L into cost of revenue	1	4	2

Derivatives in Net Investment Hedges
Cross-Currency Swaps
Amount of gain (loss) recognized in OCI/L	$62	$(121)	$94
Amount of income recognized in Interest Expense	32	30	29
Foreign Currency Denominated Debt
Amount of gain recognized in OCI/L	$—	$—	$31

Fair Value Hedges
Foreign Exchange Contracts
Amount of loss recognized in Selling, general and administrative expenses	$—	$—	$(7)
Amount recognized in Interest expense	—	—	(3)

As of December 31, 2024, $14 million of net losses on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of December 31, 2024, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and     are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.

The fair values of our derivative contracts currently included in our hedging program were as follows:

	December 31,
(in millions)	2024	2023
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Prepaid and other current assets	$3	$—
Net Investment Hedges
Other non-current assets	$50	$9
Liabilities
Cash Flow Hedges
Accrued and other current liabilities	$(15)	$—
Net Investment Hedges
Other non-current accrued liabilities	$(30)	$(54)

Note 14. Current Liabilities
The components of total accrued and other current liabilities are as follows:

	December 31,
(in millions)	2024	2023
Compensation and other employee-benefits	$409	$403
Customer-related liabilities	384	370
Accrued taxes	201	170
Lease liabilities	109	106
Accrued warranty costs	43	45
Other accrued liabilities	125	127
Total accrued and other current liabilities	$1,271	$1,221
The Company facilitates the opportunity for suppliers to participate in voluntary supply chain financing programs with third-party financial institutions. Xylem agrees on commercial terms, including payment terms, with suppliers regardless of program participation. The Company does not determine the terms or conditions of the arrangement between suppliers and the third-party financial institutions. Participating suppliers are paid directly by the third-party financial institution. Xylem pays the third-party financial institution the stated amount of confirmed invoices from its designated suppliers at the original invoice amount on the original maturity dates of the invoices, ranging from 45-180 days. Xylem does not pay fees related to these programs. Xylem or the third-party financial institutions may terminate the agreements upon at least 30 days’ notice. The total outstanding balance presented within "Accounts payable" on our Condensed Consolidated Balance Sheets under these programs is $250 million and $176 million as of December 31, 2024 and 2023, respectively.
The table below provides changes in the confirmed obligations outstanding related to our supplier financing programs over the year December 31, 2024:

(in millions)	2024
Confirmed obligations outstanding – January 1	$176
Invoices confirmed	$1,053
Confirmed invoices paid	$(975)
Foreign currency and other	$(4)
Confirmed obligations outstanding – December 31	$250

Note 15. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

	December 31,
(in millions)	2024	2023
3.250% Senior Notes due 2026 (a)	$500	$500
1.950% Senior Notes due 2028 (a)	500	500
2.250% Senior Notes due 2031 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Equipment Financing due 2025 to 2032	106	123
Term loan	—	278
Other	25	—
Debt issuance costs and unamortized discount (b)	(15)	(17)
Total debt	$2,016	$2,284
Less: short-term borrowings and current maturities of long-term debt	38	16
Total long-term debt	$1,978	$2,268
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2026 was $488 million and $482 million as of December 31, 2024 and 2023, respectively. The fair value of our Senior Notes due 2028 was $459 million and $453 million as of December 31, 2024 and 2023, respectively. The fair value of our Senior Notes due 2031 was $427 million and $429 million as of December 31, 2024 and 2023 respectively. The fair value of our Senior Notes due 2046 was $327 million and $349 million as of December 31, 2024 and 2023, respectively.
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
Interest on the Green Bond is payable on January 30 and July 30 of each year. As of December 31, 2024, we are in compliance with all covenants for the Green Bond.
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

Interest on the Senior Notes due 2023 is payable on March 11 of each year. Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of December 31, 2024, we are in compliance with all covenants for the Senior Notes.
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
The 2023 Credit Facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio (or maximum leverage ratio), which will be based on the last four fiscal quarters. In accordance with the terms of the agreement to the 2023 Credit Facility, Xylem may not exceed a maximum leverage ratio of 4.00 to 1.00 for a period of four consecutive fiscal quarters beginning with the fiscal quarter during which a material acquisition is consummated and a maximum leverage ratio of 3.50 to 1.00 thereafter for a minimum of four fiscal quarters before another material acquisition is consummated. In addition, the 2023 Credit Facility contains a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2023 Credit Facility also contains customary events of default. Xylem has the ability to designate subsidiaries that can borrow under the 2023 Credit Facility, subject to certain requirements and conditions set forth in the 2023 Credit Facility. As of December 31, 2024, the 2023 Credit Facility was undrawn, and we are in compliance with all revolver covenants. The 2023 Credit Facility has availability of $1 billion, comprised of the $1 billion aggregate principal as of December 31, 2024.
Term Loan Facility
On May 9, 2023, the Company’s subsidiary, Xylem Europe GmbH (the “Borrower”) entered into a 24-month €250 million (approximately $278 million) term loan facility (the “Term Facility”) the terms of which are set forth in a term loan agreement, among the Borrower, the Company, as parent guarantor and ING Bank. The Company has entered into a parent guarantee in favor of ING Bank also dated May 9, 2023 to secure all present and future obligations of the borrower under the Term Loan Agreement. The net cash proceeds were used to repay a portion of Evoqua’s indebtedness pursuant to the Merger Agreement.
On April 19, 2024 our Term Loan Facility was settled with cash on hand for a total of €250 million ($268 million).
Equipment Financings
As a result of the Evoqua acquisition, the Company has secured financing agreements that require providing a security interest in specified equipment and, in some cases, the underlying contract and related receivables. As of December 31, 2024, the gross and net amounts of those assets are included on the Consolidated Balance Sheets as follows:

	December 31, 2024
(in millions)	Gross	Net
Property, plant, and equipment, net	$73	$61
Receivables, net	3	3
Prepaid and other current assets	5	5
Other non-current assets	101	100
	$182	$169

As of December 31, 2024, the future maturities of our debt were as follows:

(in millions)	Maturity
2025	$38
2026	523
2027	20
2028	516
2029	28
Thereafter	906
Total Future Maturities	2,031
Debt issuance costs and unamortized discount (a)	(15)
Total	$2,016
(a)The debt issuance costs and unamortized discount is recognized as a reduction in the carrying value of the Senior Notes in the Consolidated Balance Sheets and is being amortized to interest expense in our Consolidated Income Statements over the expected remaining terms of the Senior Notes.
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $1 billion inclusive of the 2023 Credit Facility. As of December 31, 2024 and 2023, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding. The net cash proceeds from issuance of commercial paper were used to repay a portion of Evoqua’s indebtedness pursuant to the Merger Agreement. We have the ability to continue borrowing under this program going forward in future periods.
Euro Commercial Paper Program
On June 3, 2019, Xylem entered into a Euro commercial paper program with Citigroup., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $521 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of December 31, 2024 and 2023, none of the Company's Euro commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.

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

(in millions)	Defined Contribution
2024	$84
2023	74
2022	53
The Xylem Stock Fund, an investment option under the defined contribution plan in which Company employees participate, is considered an Employee Stock Ownership Plan. As a result, participants in the Xylem Stock Fund may receive dividends in cash or may reinvest such dividends into the Xylem Stock Fund. Company employees held approximately 204 thousand and 231 thousand shares of Xylem Inc. common stock in the Xylem Stock Fund at December 31, 2024 and 2023, respectively.
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
During 2024 and 2023, no plan amendments had a material impact to the Company's financial statements.
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

(in millions)	December 31, 2024			December 31, 2023
	Pension	Other	Total	Pension	Other	Total
Fair value of plan assets	$301	$—	$301	$296	$—	$296
Projected benefit obligation	(533)	(31)	(564)	(582)	(31)	(613)
Funded status	$(232)	$(31)	$(263)	$(286)	$(31)	$(317)
Amounts recognized in the Consolidated Balance Sheets
Other non-current assets	$56	$—	$56	$43	$—	$43
Accrued and other current liabilities	(12)	(3)	(15)	(13)	(3)	(16)
Accrued post-retirement benefit obligations	(276)	(28)	(304)	(316)	(28)	(344)
Net amount recognized	$(232)	$(31)	$(263)	$(286)	$(31)	$(317)
Accumulated other comprehensive loss:
Net actuarial losses	$(60)	$(8)	$(68)	$(88)	$(7)	$(95)
Prior service credit	(2)	1	(1)	(2)	2	—
Total	$(62)	$(7)	$(69)	$(90)	$(5)	$(95)
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

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit domestic and international pension plans were:

	Domestic Plans		International Plans
	December 31,		December 31,
(in millions)	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$99	$92	$483	$390
Service cost	2	2	9	7
Interest cost	5	5	16	16
Benefits paid	(8)	(8)	(21)	(18)
Actuarial (gain) loss (a)	(6)	6	(10)	36
Plan amendments, settlements and curtailments	—	2	—	(2)
Acquisitions	—	—	—	31
Foreign currency translation and other	—	—	(36)	23
Benefit obligation at end of year	$92	$99	$441	$483
Change in plan assets:
Fair value of plan assets at beginning of year	$86	$80	$210	$166
Employer contributions	5	5	17	17
Actual return on plan assets	2	9	25	16
Benefits paid	(8)	(8)	(21)	(18)
Plan amendments, settlements and curtailments	—	—	—	(1)
Acquisitions	—	—	—	22
Foreign currency translation and other	—	—	(15)	8
Fair value of plan assets at end of year	$85	$86	$216	$210
Unfunded status of the plans	$(7)	$(13)	$(225)	$(273)
(a)Actuarial gains for our qualified defined benefit pension plans in 2024 primarily reflect an increase in the discount rate in 2024 as compared to 2023, which decreased benefit obligations.

The following table provides a roll-forward of the projected benefit obligation for the other post-retirement employee benefit plans:

(in millions)	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$31	$31
Interest cost	2	2
Benefits paid	(3)	(3)
Actuarial loss	1	1
Benefit obligation at the end of year	$31	$31
The accumulated benefit obligation (“ABO”) for all the defined benefit pension plans was $518 million and $551 million at December 31, 2024 and 2023, respectively.
For defined benefit pension plans in which the ABO was in excess of the fair value of the plans’ assets, the projected benefit obligation, ABO and fair value of the plans’ assets were as follows:

	December 31,
(in millions)	2024	2023
Projected benefit obligation	$437	$474
Accumulated benefit obligation	425	448
Fair value of plan assets	149	146
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Domestic defined benefit pension plans:
Service cost	$2	$2	$3
Interest cost	5	5	3
Expected return on plan assets	(6)	(6)	(6)
Amortization of net actuarial loss	1	—	3
Net periodic benefit cost	$2	$1	$3
International defined benefit pension plans:
Service cost	$9	$7	$12
Interest cost	16	16	13
Expected return on plan assets	(13)	(11)	(13)
Amortization of net actuarial (gain) loss	—	(2)	10
U.K. pension settlement expense	—	—	140
Net periodic benefit cost	$12	$10	$162
Total net periodic benefit cost	$14	$11	$165
The components of net periodic benefit cost other than the service cost component are included in the line item "Other non-operating (expense) income, net" in the Consolidated Income Statements.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss), as they pertain to our defined benefit pension plans are as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Domestic defined benefit pension plans:
Net (gain) loss	$(2)	$3	$3
Amortization of net actuarial loss	(1)	—	(3)
(Gains) losses recognized in other comprehensive income (loss)	$(3)	$3	$—
International defined benefit pension plans:
Net (gain) loss	$(22)	$31	$(95)
Amortization of net actuarial gain (loss)	—	2	(8)
U.K. pension settlement expense	—	—	(137)
Foreign Exchange	(3)	2	(39)
(Gains) losses recognized in other comprehensive income (loss)	$(25)	$35	$(279)
Total (gains) losses recognized in other comprehensive income (loss)	$(28)	$38	$(279)
Total (gains) losses recognized in comprehensive income	$(14)	$49	$(114)
The components of net periodic benefit cost for other post-retirement employee benefit plans are as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Interest cost	$2	$2	$1
Amortization of prior service credit	(2)	(2)	(2)
Amortization of net actuarial loss	1	—	1
Net periodic benefit cost	$1	$—	$—

Other changes in benefit obligations recognized in other comprehensive income (loss), as they pertain to other post-retirement employee benefit plans are as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Net loss (gain)	$1	$1	$(9)
Amortization of prior service credit	2	2	2
Amortization of net actuarial loss	(1)	—	(1)
Losses (gains) recognized in other comprehensive income (loss)	$2	$3	$(8)
Total losses (gains) recognized in comprehensive income	$3	$3	$(8)
Assumptions
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our pension plans.

	2024		2023		2022
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Benefit Obligation Assumptions
Discount rate	5.65%	3.62%	5.00%	3.55%	5.25%	4.13%
Rate of future compensation increase	NM	2.85%	NM	2.87%	NM	2.79%
Net Periodic Benefit Cost Assumptions
Discount rate	5.00%	3.55%	5.25%	4.13%	3.00%	1.55%
Expected long-term return on plan assets	6.00%	5.78%	6.00%	5.85%	5.50%	2.79%
Rate of future compensation increase	NM	2.87%	NM	2.79%	NM	2.84%
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
Our expected return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, we analyze the plans’ actual historical annual return on assets, net of fees, over the past 15, 20 and 25 years; we estimate future returns based on independent estimates of asset class returns; and we evaluate historical broad market returns over long-term timeframes based on our asset allocation range. For the U.S. Master Trust which has existed since 2011, historical returns were estimated using a constructed portfolio that reflects the Company’s strategic asset allocation and the historical compound geometric returns of each asset class for the longest time period available. Based on this approach, the weighted average expected long-term rate of return for all of our plan assets to be used in determining net periodic benefit costs for 2025 is estimated at 5.70%.
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
The following table provides the actual asset allocations of plan assets as of December 31, 2024 and 2023, and the related asset target allocation ranges by asset category:

	2024	2023	Target Allocation Ranges
Equity securities	45.2%	43.9%	35-75%
Fixed income	40.5%	42.9%	45-60%
Cash, insurance contracts and other	14.3%	13.2%	0-15%
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

The following table provides the fair value of plan assets held by our pension benefit plans by asset class:

	2024					2023
(in millions)	Level 1	Level 2	Level 3	NAV Practical Expedient	Total	Level 1	Level 2	Level 3	NAV Practical Expedient	Total
Equity securities
Global stock funds/securities	$42	$65	$—	$15	$122	$43	$56	$—	$13	$112
Diversified growth and income funds	—	—	—	14	14	—	—	—	18	18
Fixed income
Corporate bonds	1	69	—	11	81	1	64	—	12	77
Government bonds	—	15	—	18	33	—	22	—	23	45
Hedging instruments	—	8	—	—	8	—	5	—	—	5
Insurance contracts and other	—	—	31	5	36	—	—	26	6	32
Cash and cash equivalents	7	—	—	—	7	7	—	—	—	7
Total plan assets subject to leveling	$50	$157	$31	$63	$301	$51	$147	$26	$72	$296

The following table presents a reconciliation of the beginning and ending balances of fair value measurement within our pension plans using significant unobservable inputs (Level 3):

(in millions)	Insurance Contracts and Other
Balance, December 31, 2022	$20
Purchases, sales, settlements, net	5
Actual return on plan assets	—
Currency impact	1
Balance, December 31, 2023	26
Purchases, sales, settlements, net	3
Actual return on plan assets	4
Currency impact	(2)
Balance, December 31, 2024	$31

Contributions and Estimated Future Benefit Payments
Funding requirements under governmental regulations are a significant consideration in making contributions to our post-retirement plans. We made contributions of $25 million and $25 million to our post-retirement plans during 2024 and 2023, respectively. We currently anticipate making contributions to our post-retirement plans in the range of $17 million to $23 million during 2025, of which approximately $5 million is expected to be made in the first quarter.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

(in millions)	Pension	Other Benefits
2025	$29	$3
2026	29	3
2027	30	3
2028	31	3
2029	31	3
Years 2030 - 2034	161	12

Note 17. Share-Based Compensation Plans
Our share-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. In addition, members of our Board of Directors participate in our share-based compensation program in connection with their service on our board. Share-based awards issued to employees include non-qualified stock options, restricted stock units and performance share units. Under the 2011 Omnibus Incentive Plan, the number of shares initially available for awards was 18 million. On November 18, 2022, there were an additional 3.2 million of shares registered for issuance under this plan, which do not increase the total pool of 18 million. On May 24, 2023, there were an additional 2.7 million shares registered for issuance. As of December 31, 2024, there were approximately 5.3 million shares of common stock available for future awards.
Total share-based compensation expense recognized for 2024, 2023 and 2022 was $56 million, $60 million, and $37 million, respectively. The unamortized compensation expense at December 31, 2024 related to our stock options, restricted share units and performance share units was $7 million, $35 million and $14 million, respectively, and is expected to be recognized over a weighted average period of 2.0, 1.8 and 1.8 years, respectively. See Note 5, "Restructuring and Asset Impairment Charges" of our consolidated financial statements for discussion of certain restructuring charges related to share-based compensation expense.
The amount of cash received from the exercise of stock options was $67 million, $62 million and $8 million for 2024, 2023 and 2022 with a tax benefit of $19 million, $12 million and $3 million, respectively, realized associated with stock option exercises and vesting of restricted stock units. We classify as an operating activity the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock unit vestings.

Stock Option Grants
Options are awarded with a contractual term of 10 years, generally vest over a three-year period and are exercisable within the contractual term, except in certain instances of termination due to death, retirement, disability and other limited circumstances in accordance with the terms of the grant agreements. The exercise price per share is the fair market value of the underlying common stock on the date each option is awarded. At December 31, 2024, there were options to purchase an aggregate of 1.2 million shares of common stock. The following is a summary of the changes in outstanding stock options for 2024:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2024	2,150	$69.34	5.6	$97
Granted	210	128.66
Exercised	(1,085)	61.56
Forfeited and expired	(93)	98.40
Outstanding at December 31, 2024	1,182	$84.76	6.3	$40
Options exercisable at December 31, 2024	811	$72.36	5.3	$35
Vested and non-vested expected to vest as of December 31, 2024	1,149	$83.70	5.9	$39
The amount of non-vested options outstanding was 0.4 million, 0.6 million and 0.6 million at a weighted average grant date share price of $111.88, $88.48 and $87.62 as of December 31, 2024, 2023 and 2022, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2024, 2023 and 2022 was $74 million, $140 million and $4 million, respectively.
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions used for 2024, 2023, and 2022 (excluding the valuation of options granted in conjunction with the Evoqua acquisition):

	2024	2023	2022
Dividend yield	1.13%	1.31%	1.37%
Volatility	26.70%	27.30%	26.25%
Risk-free interest rate	4.18%	4.25%	1.74%
Expected term (in years)	5.7	5.4	5.6
Weighted-average fair value per option	$38.04	$29.06	$20.38
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

The following is a summary of the changes in outstanding restricted stock units for 2024:

	Share Units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2024	862	$98.49
Granted	288	128.96
Vested	(439)	98.86
Forfeited	(79)	102.98
Outstanding at December 31, 2024	632	$111.33
Performance Share Units
Performance share units awarded under the long-term incentive plan vest based upon performance by the Company over a three-year period against targets approved by the Leadership Development & Compensation Committee of the Company's Board of Directors prior to the grant date. For the performance periods, the performance share units were awarded at a target of 100% with actual payout contingent upon the achievement of a pre-set, three-year adjusted ROIC performance target for ROIC performance share units, pre-set, third-year adjusted EBITDA performance target for adjusted EBITDA performance share units, a pre-set third year revenue target for Revenue performance share units and a relative TSR performance for TSR performance share units. The calculated compensation cost for ROIC and Revenue performance share units is adjusted based on an estimate of awards ultimately expected to vest and our assessment of the probable outcome of the performance condition.
ROIC and Adjusted EBITDA Performance Share Unit Grants
The following is a summary of the changes in outstanding ROIC and EBITDA performance share units for 2024. The fair value of the adjusted EBITDA performance share unit awards is determined using the closing price of our common stock on date of grant.:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2024	114	$97.70
Granted	26	127.94
Adjustment for Performance Condition Achieved (a)	16	102.51
Vested	(64)	102.51
Forfeited	(15)	97.22
Outstanding at December 31, 2024	77	$105.02
(a)Represents an increase in the number of original ROIC performance share units awarded based on the final performance condition achievement at the end of the performance period of such awards.
Revenue Performance Share Unit Grants
The fair value of the Revenue performance share unit awards is determined using the closing price of our common stock on date of grant.
The following is a summary of our Revenue performance share unit grants for 2024:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2024	66	$94.19
Granted	26	127.94
Forfeited	(15)	97.22
Outstanding at December 31, 2024	77	$105.06

TSR Performance Share Unit Grants
The following is a summary of the changes in outstanding TSR performance share units for 2024:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2024	180	$103.52
Granted	52	181.80
Adjustment for Market Condition Achieved (a)	(9)	117.67
Vested	(39)	117.67
Forfeited	(29)	105.05
Outstanding at December 31, 2024	155	$125.42
(a)Represents an increase in the number of original TSR performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.
The fair value of TSR performance share units were calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The following are weighted-average key assumptions for 2024 grants.

	2024	2023	2022
Volatility	27.2%	35.9%	33.3%
Risk-free interest rate	4.33%	4.66%	1.44%

Note 18. Capital Stock

The Company has the authority to issue an aggregate of 750 million shares of common stock having a par value of $0.01 per share. The shareholders of Xylem common stock are entitled to receive dividends as declared by the Xylem Board of Directors. Dividends declared were $1.44, $1.32 and $1.20 during 2024, 2023 and 2022, respectively.

The changes in shares of common stock outstanding for the three years ended December 31 are as follows:

(share units in thousands)	2024	2023	2022
Beginning Balance, January 1	241,504	180,253	180,392
Shares issued for the Evoqua acquisition (a)	—	58,779	—
Stock incentive plan net activity	1,637	2,730	437
Repurchase of common stock	(156)	(258)	(576)
Ending Balance, December 31	242,985	241,504	180,253
(a)See Note 3 "Acquisitions and Divestitures" of our consolidated financial statements for further information.
For the years ended December 31, 2024 and December 31, 2023 the Company repurchased 0.2 million shares of common stock for $20 million and repurchased 0.3 million shares of common stock for $25 million, respectively. Repurchases include both share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The detail of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. For the years ended December 31, 2024 and December 31, 2023 there were no shares repurchased under the program. There are up to $182 million in shares that may still be purchased under this plan as of December 31, 2024.

Aside from the aforementioned repurchase programs, we repurchased approximately 0.2 million and approximately 0.3 million shares for $20 million and $25 million during 2024 and 2023, respectively, in relation to settlement of employee income tax withholding obligations due as a result of the vesting of restricted stock units. The shares repurchased are included in the stock incentive plan net activity in the above table.

Note 19. Accumulated Other Comprehensive Loss

The following table provides the components of accumulated other comprehensive loss for 2024, 2023 and 2022:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2022	$(101)	$(268)	$(2)	$(371)
Foreign currency translation adjustment	(53)			(53)
Income tax impact on foreign currency translation adjustment	(26)			(26)
Changes in post-retirement benefit plans		101		101
U.K. pension settlement		137		137
Foreign currency translation adjustment for post-retirement benefit plans		39		39
Income tax expense on changes in post-retirement benefit plans, including settlement		(58)		(58)
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net		10		10
Income tax impact on amortization of post-retirement benefit plan items		(2)		(2)
Unrealized loss on derivative hedge agreements			(24)	(24)
Reclassification of unrealized loss on foreign exchange agreements into revenue			19	19
Reclassification of unrealized (gain) loss on foreign exchange agreements into cost of revenue			2	2
Balance at December 31, 2022	$(180)	$(41)	$(5)	$(226)
Foreign currency translation adjustment	(45)			(45)
Income tax impact on foreign currency translation adjustment	29			29
Changes in post-retirement benefit plans		(35)		(35)
Foreign currency translation adjustment for post-retirement benefit plans		(2)		(2)
Income tax expense on changes in post-retirement benefit plans		9		9
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net		(4)		(4)
Income tax impact on amortization of post-retirement benefit plan items		1		1
Unrealized loss on derivative hedge agreements			(2)	(2)
Tax on unrealized loss on derivative hedge agreements			(1)	(1)
Reclassification of unrealized loss on foreign exchange agreements into revenue			3	3
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue			4	4
Balance at December 31, 2023	$(196)	$(72)	$(1)	$(269)

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Foreign currency translation adjustment	(157)			(157)
Income tax impact on foreign currency translation adjustment	(15)			(15)
Changes in post-retirement benefit plans		23		23
Foreign currency translation adjustment for post-retirement benefit plans		3		3
Income tax impact on changes in post-retirement benefit plans, including settlement		(7)		(7)
Unrealized loss on derivative hedge agreements			(17)	(17)
Tax on unrealized loss on derivative hedge agreements			2	2
Reclassification of unrealized loss on foreign exchange agreements into revenue			1	1
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue			1	1
Balance at December 31, 2024	$(368)	$(53)	$(14)	$(435)

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
We have estimated and accrued $4 million and $18 million as of December 31, 2024 and 2023, respectively, for these general legal matters.
Unconditional Purchase Obligations
We have future unconditional purchase commitments which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations is $705 million, of which $664 million is committed within the next twelve months, excluding contracts that can be canceled without penalty.
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of December 31, 2024 and 2023, the amount of surety bonds, bank guarantees, insurance letters of credit and stand-by letters of credit was $758 million and $729 million, respectively.

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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million as of both December 31, 2024 and 2023, respectively, for environmental matters.
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
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defects and specific non-performance. Warranty expense was $36 million, $29 million, and $24 million for 2024, 2023 and 2022, respectively. The table below provides changes in the combined current and non-current product warranty accruals over each period.

(in millions)	2024	2023	2022
Warranty accrual – January 1	$63	$54	$57
Net charges for product warranties in the period	36	29	24
Net Evoqua additions from acquisition	—	10	—
Settlement of warranty claims	(37)	(32)	(25)
Foreign currency and other	(5)	2	(2)
Warranty accrual – December 31	$57	$63	$54

Note 21. Segment and Geographic Data
Our business has four reportable segments: Water Infrastructure, Applied Water, Measurement and Control Solutions and Water Solutions and Services. The Water Infrastructure segment focuses on the transportation and treatment of water, offering a range of products including water, wastewater and storm water pumps, controls and systems; and treatment equipment: filtration and separation, disinfection, wastewater solutions for municipal and industrial applications. The Applied Water segment serves many of the primary uses of water and focuses on the residential, commercial and industrial markets. The Applied Water segment's major products include pumps, valves, heat exchangers, controls and dispensing equipment. The Measurement and Control Solutions segment focuses on developing advanced technology solutions that enable intelligent use and conservation of critical water and energy resources as well as analytical instrumentation used in the testing of water. The Measurement and Control Solutions segment's major products include smart metering, networked communications, measurement and control technologies, critical infrastructure technologies, software and services including cloud-based analytics, and remote monitoring and data management. The Water Solutions and Services segment provides tailored services and solutions, in collaboration with customers and backed by life‑cycle services, including on‑demand water, outsourced water, recycle/reuse, specialty dewatering and emergency response service alternatives to improve operational reliability, performance and environmental compliance. Key offerings within this segment also include equipment systems for industrial needs (influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment, and recycle/reuse), full-scale outsourcing of operations and maintenance, and municipal services, including odor and corrosion control services, as well as leak detection, condition assessment and asset management and pressure monitoring solutions.
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
The chief operating decision maker (“CODM”) for the Company is our President and Chief Executive Officer. The CODM uses segment operating income/(loss) as a primary factor in allocating resources to the segments. The CODM considers budget-to-actual variances on a quarterly basis for the profit measure to assess segment performance. Disaggregated asset information by segment is not provided to the CODM for review, therefore, such information is not presented.

The following tables contain financial information provided to the CODM for each reportable segment:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for year ended December 31, 2024
Revenue	$2,555	$1,793	$1,871	$2,343	$8,562
Less:
Adjusted cost of revenue (a)	1,460	1,162	1,128	1,521
Adjusted operating expenses (a)	640	345	416	454
Other segment items (b)	99	15	80	149
Segment operating income	$356	$271	$247	$219	$1,093
Reconciliation of segment operating income
Corporate and other (loss)					(84)
Interest expense					(44)
Gain on remeasurement of previously held equity interest					152
Other non-operating income, net					16
Loss on sale of businesses					(46)
Income before income taxes					$1,087

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for year ended December 31, 2023
Revenue	$2,215	$1,853	$1,612	$1,684	$7,364
Less:
Adjusted cost of revenue (a)	1,277	1,195	990	1,093
Adjusted operating expenses (a)	570	334	409	345
Other segment items (b)	93	14	80	114
Segment operating income	$275	$310	$133	$132	$850
Reconciliation of segment operating income
Corporate and other loss					(198)
Interest expense					(49)
Other non-operating income, net					33
Loss on sale of businesses					(1)
Income before income taxes					$635

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for year ended December 31, 2022
Revenue	$1,686	$1,767	$1,275	$794	$5,522
Less:
Adjusted cost of revenue (a)	965	1,185	804	482
Adjusted operating expenses (a)	429	311	372	176
Other segment items (b)	13	13	80	14
Segment operating income	$279	$258	$19	$122	$678
Reconciliation of segment operating income
Corporate and other loss					(56)
Interest expense					(50)
U.K. pension settlement expense					(140)
Other non-operating income, net					7
Gain on sale of businesses					1
Income before income taxes					$440

(a)Adjusted costs of revenue and adjusted operating expenses represent segment-level information that are regularly provided to the CODM. These balances represent costs of revenue and operating expenses, respectively, adjusted to exclude purchase accounting intangible amortization, restructuring and realignment expenses, and special charges.

(b)Other segment items for each segment represents purchase accounting intangible amortization, restructuring and realignment expenses, and special charges, which are excluded from the above significant expense categories regularly provided to the CODM in line with our adjusted measures as outlined in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

	Year Ended December 31,
(in millions)	2024	2023	2022
Depreciation and amortization:
Water Infrastructure	$122	$89	$34
Applied Water	28	28	25
Measurement and Control Solutions	132	124	119
Water Solutions and Services	267	184	50
Corporate and other	13	11	8
Total	$562	$436	$236
Capital expenditures:
Water Infrastructure	$36	$36	$24
Applied Water	22	32	21
Measurement and Control Solutions	71	62	71
Water Solutions and Services	148	106	53
Regional selling locations (a)	20	20	23
Corporate and other	24	15	16
Total	$321	$271	$208
(a)    Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.

Geographical Information
Revenue is attributed to countries based upon the location of the customer. Property, Plant & Equipment is attributed to countries based upon the location of the assets:

	Revenue
	Year Ended December 31,
(in millions)	2024	2023	2022
United States	$4,862	$3,956	$2,573
Western Europe	1,745	1,655	1,411
Emerging Markets	1,274	1,182	1,074
Other	681	571	464
Total	$8,562	$7,364	$5,522

	Property, Plant & Equipment
	December 31,
(in millions)	2024	2023	2022
United States	$732	$725	$239
Western Europe	258	268	227
Emerging Markets	132	141	133
Other	30	35	31
Total	$1,152	$1,169	$630

Note 22. Redeemable Non-controlling Interests
The holders of non-controlling interest in Idrica, a consolidated subsidiary of the Company, have a right to sell the remaining equity interest in Idrica to the Company for cash (the “Put Right”). The Put Right is exercisable after December 10, 2027 and has a fixed strike price of €168 million during the first two years after it is exercisable. Beginning in the third year of exercisability, the Put Right is exercisable at the fair market value of underlying equity interests. Redeemable non-controlling interest is reflected in the consolidated balance sheets at the greater of the carrying value or the redemption value. As of December 31, 2024, the Redeemable Non-Controlling Interest is reflected in the consolidated balance sheet at its carrying value.

Note 23. Subsequent Events
On February 7, 2025, we closed on the divestiture of our Magneto business, as referenced in Note 3 "Acquisitions and Divestitures" for a selling price of $61 million in cash.
On January 28, 2025, at the delegation of the Company's Board of Directors, management committed to a restructuring plan. The plan consists of workforce reductions across all of our businesses and functions. The majority of the workforce reductions are expected to be completed during fiscal year 2025 with some completing in 2026, subject to local laws.
As a result of this restructuring, the Company currently expects to incur pre-tax charges of approximately $95 million to $115 million primarily during 2025, with some charges expected in 2026, and inclusive of approximately $19 million in the fourth quarter of 2024. The expected charges are comprised of employee severance, termination benefits, and associated costs, to be paid in cash.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the Company, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2024 pursuant to Rule 13a-15(b) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the year ended December 31, 2024 were effective, in all material respects, and designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

The Company's management, including the CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (2013). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment, the Company's management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears following Item 9C of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
Trading Plans
During the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Xylem Inc.
Opinion on Internal Control over Financial
We have audited the internal control over financial reporting of Xylem Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 3, 2025, expressed an unqualified opinion on those financial statements.
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
March 3, 2025

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”) under the captions “Proposal 1 - Election of Directors,” "Board Composition and Refreshment," "Board Committees - Audit Committee," and "Audit Committee Report."
The information called for by Item 10 with respect to executive officers is set forth in Part I of this Report under the caption “Information about our Executive Officers” and is incorporated by reference in this section.
The information required by this item relating to our insider trading policies and procedures is incorporated herein by reference to the information in our 2025 Proxy Statement under caption “Stock Ownership - Insider Trading and Rule10b5-1 Trading Plans Policy”.
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

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information in our 2025 Proxy Statement set forth under captions “Compensation Discussion and Analysis," "Director Compensation," "Board Committees - Leadership Development and Compensation Committee" and “Leadership Development and Compensation Committee Report.”
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the information in our 2025 Proxy Statement set forth under the captions “Stock Ownership - Certain Beneficial Owners," "Stock Ownership - Directors and Named Executive Officers" and "Equity Compensation Plan Information."
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the information in our 2025 Proxy Statement set forth under the captions "Corporate Governance - Director Independence" and “Corporate Governance Policies and Practices - Related Party Transactions.”
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the information in our 2025 Proxy Statement set forth under the captions “Proposal 2 - Fees of Audit and Other Services” and "Proposal 2 - Pre-Approval of Audit and Non-Audit Services."

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.
	(2)	Financial Statement Schedules — All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	(3)	Exhibits — See exhibits listed under Part (b) below.
EXHIBIT INDEX

Exhibit Number		Description	Location

3.1		Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2		Fifth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on November 15, 2022 (CIK No. 1524472, File No. 1-35229).

4.1		Description of securities registered under Section 12 of the Exchange Act.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 10-K Annual report filed on February 24, 2023 (CIK No. 1524472, File No. 1-35229).

4.2		Indenture, dated as of September 20, 2011, between Xylem Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 of ITT Corporation’s Form 8-K filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

4.3		Senior Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.4		First Supplemental Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.2 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.5		Third Supplemental Indenture, dated October 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.6		Fourth Supplemental Indenture, dated June 26, 2020, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on June 26, 2020 (CIK No. 1524472, File No. 1-35229).

4.7		Form of Xylem Inc. 3.250% Senior Notes due 2026.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.8		Form of 1.950% Senior Notes due 2028.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on June 26, 2020 (CIK 1524472, File No. 1-35229).

4.9		Form of 2.250% Senior Notes due 2031.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on June 26, 2020 (CIK 1524472, File No. 1-35229).
Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on June 26, 2020 (CIK 1524472, File No. 1-35229).
4.10		Form of Xylem Inc. 4.375% Senior Notes due 2046.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

10.1	#	Xylem 2011 Omnibus Incentive Plan (Amended and Restated as of February 24, 2016).	Incorporated by reference to Exhibit 10.6 of Xylem Inc.'s Form 10-K Annual Report filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

10.2	#	Xylem Retirement Savings Plan.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q Quarterly Report filed on July 30, 2013 (CIK No. 1524472, File No. 1-35229).

Exhibit Number		Description	Location

10.3	#	Xylem Supplemental Retirement Savings Plan.	Incorporated by reference to Exhibit 10.11 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

10.4	#	Xylem Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.12 of Xylem Inc.'s Form 10-K Annual Report filed on February 23, 2017 (CIK No. 1524472, File No. 1-35229).

10.5	#	Xylem Annual Incentive Plan for the Senior Leadership Team (formerly "Annual Incentive Plan for Executive Officers") restated, with administrative changes only, on July 11, 2022.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q Quarterly Report filed on August 2, 2022 (CIK No. 1524472, File No. 1-35229).

10.6	#	Xylem Special Senior Executive Severance Pay Plan, restated, with administrative changes only, on July 11, 2022 .	Incorporated by reference to Exhibit 10.15 of Xylem Inc.'s Form 10-Q Quarterly Report filed on August 2, 2022 (CIK No. 1524472, File No. 1-35229).

10.7	#	Xylem Senior Executive Severance Pay Plan (Amended as of May 10, 2017 ).	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q Quarterly Report filed on August 1, 2017 (CIK No. 1524472, File No. 1-35229).

10.8	#	Form of Xylem 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (2021).	Incorporated by reference to Exhibit 10.3 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2021 (CIK No. 1524472, File No. 1-35229).

10.9	#	Form of 2011 Omnibus Incentive Plan ESG Performance Share Unit Agreement (2021).	Incorporated by reference to Exhibit 10.6 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2021 (CIK No. 1524472, File No. 1-35229).

10.10	#	Form of 2011 Omnibus Incentive Plan Performance Share Unit Agreement (2022).	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2022 (CIK No. 1524472, File No. 1-35229).

10.11	#	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement (2022).	Incorporated by reference to Exhibit 10.2 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2022 (CIK No. 1524472, File No. 1-35229).

10.12	#	Xylem Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit 10.13 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

10.13	#	Form of Non-Employee Director Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q Quarterly Report filed on July 30, 2015 (CIK No. 1524472, File No. 1-35229).

10.14	#	Form of 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (2023).	Incorporated by reference to Exhibit 10.3 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2023 (CIK No. 1524472, File No. 1-35229).

10.15	#	Form of 2011 Omnibus Incentive Plan Performance Share Unit Agreement (2023).	Incorporated by reference to Exhibit 10.4 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2023 (CIK No. 1524472, File No. 1-35229).

10.16	#	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement (2023).	Incorporated by reference to Exhibit 10.5 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2023 (CIK No. 1524472, File No. 1-35229).

10.17	#	Form of 2011 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement (2024).	Incorporated by reference to Exhibit 10.2 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 2, 2024 (CIK No. 1524472, File No. 1-35229).

10.18	#	Form of 2011 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement for Senior Leadership Team (2024).	Incorporated by reference to Exhibit 10.3 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 2, 2024 (CIK No. 1524472, File No. 1-35229).
Incorporated by reference to Exhibit 10.3 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 2, 2024 (CIK No. 1524472, File No. 1-35229).
10.19	#	Form of 2011 Omnibus Incentive Plan Performance Share Unit Grant Agreement (2024).	Incorporated by reference to Exhibit 10.4 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 2, 2024 (CIK No. 1524472, File No. 1-35229).

Exhibit Number		Description	Location
10.20	#	Form of 2011 Omnibus Incentive Plan Performance Share Unit Grant Agreement for Senior Leadership Team (2024).	Incorporated by reference to Exhibit 10.5 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 2, 2024 (CIK No. 1524472, File No. 1-35229).

10.21	#	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement (2024).	Incorporated by reference to Exhibit 10.6 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 2, 2024 (CIK No. 1524472, File No. 1-35229).

10.22	#	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement for Senior Leadership Team (2024).	Incorporated by reference to Exhibit 10.7 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 2, 2024 (CIK No. 1524472, File No. 1-35229).

10.23	#	Amended and Restated Evoqua Water Technologies Corp. 2017 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 6, 2020 (File No. 001-38272).

10.24	#	Form of Restricted Stock Unit Award-Notice of Grant under the Amended and Restated Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (for awards made after fiscal 2021).	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on February 1, 2022 (File No. 001-38272).

10.25	#	Form of Performance Share Unit Award-Notice of Grant under the Amended and Restated Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (for awards made after fiscal 2021).	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on February 1, 2022 (File No. 001-38272).

10.26	#	Form of Director’s Indemnification Agreement restated, with administrative changes only, on November 12, 2020.	Incorporated by reference to Exhibit 10.20 of Xylem Inc.’s Form 10-K Annual Report filed on February 26, 2021 (CIK No. 1524472, File No. 1-35229).

10.27	#	Letter Agreement between Xylem Inc. and Claudia S. Toussaint.	Incorporated by reference to Exhibit 10.23 of Xylem Inc.’s Form 10-K Annual Report filed on February 26, 2021 (CIK No. 1524472, File No. 1-35229).

10.28	#	Individual Employment Contract between Xylem Europe GmbH and Hayati Yarkadas.	Incorporated by reference to Exhibit 10.2 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2021 (CIK No. 1524472, File No. 1-35229).

10.29	#	Letter Agreement between Xylem Inc. and Dorothy Capers.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2023 (CIK No. 1524472, File No. 1-35229).

10.30	#	Letter agreement between Xylem Inc. and Matthew Pine dated September 1, 2023.	Incorporated by reference to Exhibit 10.33 of Xylem Inc.’s Form 10-K Annual Report filed on February 28, 2024 (CIK No. 1524472, File No. 1-35229).

10.31	#	Letter Agreement between Xylem Inc. and William K. Grogan.	Incorporated by reference to Exhibit 10.3 of Xylem Inc.’s Form 10-Q Quarterly Report filed on October 31, 2023 (CIK No. 1524472, File No. 1-35229).

10.32	#	Transition Services Agreement entered into between Franz W. Cerwinka and Xylem Inc. dated October 14, 2024.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 8-K filed on October 15, 2024 (CIK No. 1524472, File No. 1-35229).

10.33	#	Separation Memorandum and Separation Agreement entered into between Sandra Rowland and Xylem Inc. dated April 4, 2024.	Filed herewith.

10.34	#	Five-Year Revolving Credit Facility Agreement, dated as of March 1, 2023 among Xylem Inc. and the Lenders party thereto.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 8-K filed on March 2, 2023 (CIK No. 1524472, File No. 1-35229).

19.0		Insider Trading and 10b5-1 Trading Plans Policy.	Filed herewith.

21.0		Subsidiaries of the Registrant.	Filed herewith.

23.1		Consent of Independent Registered Public Accounting Firm.	Filed herewith.

Exhibit Number	Description	Location
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference

97	Recoupment of Incentive-Based Compensation ("Clawback") Policy.	Incorporated by reference to Exhibit 97 of Xylem Inc.’s Form 10-K Annual Report filed on February 28, 2024 (CIK No. 1524472, File No. 1-35229).

101.0	The following materials from Xylem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholder's Equity
	and (vi) Notes to Consolidated Financial Statements.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
104.0	The cover page from Xylem Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.0.
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
March 3, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 3, 2025	/s/ Matthew F. Pine
Matthew F. Pine
President and Chief Executive Officer
(Principal Executive Officer)

March 3, 2025	/s/ William K. Grogan
William K. Grogan
Senior Vice President, Chief Financial Officer

March 3, 2025	/s/ Geri-Michelle McShane
Geri-Michelle McShane
Vice President, Controller and Chief Accounting Officer

March 3, 2025	/s/ Robert F. Friel
Robert F. Friel, Board Chair

March 3, 2025	/s/ Jeanne Beliveau-Dunn
Jeanne Beliveau-Dunn, Director

March 3, 2025	/s/ Earl R. Ellis
Earl R. Ellis, Director

March 3, 2025	/s/ Lisa Glatch
Lisa Glatch, Director

March 3, 2025	/s/ Victoria D. Harker
Victoria D. Harker, Director

March 3, 2025	/s/ Mark D. Morelli
Mark D. Morelli, Director

March 3, 2025	/s/ Jerome A. Peribere
Jerome A. Peribere, Director

March 3, 2025	/s/ Lila Tretikov
Lila Tretikov, Director

March 3, 2025	/s/ Uday Yadav
Uday Yadav, Director