Form 10-Q
period 2025-03-31
Xylem Inc.
filed 2025-04-29
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of April 25, 2025, there were 243,351,011 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

For the three months ended March 31,	2025	2024
Revenue from products	$1,709	$1,690
Revenue from services	360	343
Revenue	2,069	2,033
Cost of revenue from products	1,041	1,021
Cost of revenue from services	260	260
Cost of revenue	1,301	1,281
Gross profit	768	752
Selling, general and administrative expenses	460	474
Research and development expenses	56	59
Restructuring and asset impairment charges	21	10
Operating income	231	209
Interest expense	(8)	(14)
Other non-operating income, net	4	6
Loss on sale of businesses	(10)	(5)
Income before taxes	217	196
Income tax expense	(50)	(43)
Net income	$167	$153
Net loss attributable to non-controlling interests	2	—
Net income attributable to Xylem	$169	$153
Earnings per share:
Basic	$0.69	$0.63
Diluted	$0.69	$0.63
Weighted average number of shares:
Basic	243.1	241.9
Diluted	243.8	243.0
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

For the three months ended March 31,	2025	2024
Net income	$167	$153
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	56	(65)
Amount of currency translation adjustment relating to divestiture of foreign subsidiaries reclassified into net income	8	—
Net change in derivative hedge agreements:
Unrealized gain (loss)	15	(3)
Amount of loss reclassified into net income	2	1
Net change in post-retirement benefit plans:
Amortization of actuarial (gain) loss into net income	—	—
Foreign currency translation adjustment	(1)	2
Other comprehensive income (loss), before tax	80	(65)
Income tax (benefit) expense related to items of other comprehensive income (loss)	(18)	11
Other comprehensive income (loss), net of tax	98	(76)
Comprehensive income	$265	$77
Comprehensive loss attributable to non-controlling interest	2	—
Comprehensive income attributable to Xylem	$267	$77

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,059	$1,121
Receivables, less allowances for discounts, returns and credit losses of $53 and $59 in 2025 and 2024, respectively	1,743	1,668
Inventories	1,022	996
Prepaid and other current assets	260	236
Assets held for sale	—	77
Total current assets	4,084	4,098
Property, plant and equipment, net	1,157	1,152
Goodwill	8,061	7,980
Other intangible assets, net	2,332	2,379
Other non-current assets	925	884
Total assets	$16,559	$16,493
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$958	$1,006
Accrued and other current liabilities	1,167	1,271
Short-term borrowings and current maturities of long-term debt	41	38
Liabilities held for sale	—	21
Total current liabilities	2,166	2,336
Long-term debt	1,974	1,978
Accrued post-retirement benefit obligations	317	304
Deferred income tax liabilities	486	497
Other non-current accrued liabilities	562	496
Total liabilities	5,505	5,611
Commitments and contingencies (Note 18)
Redeemable non-controlling interest	232	235
Stockholders’ equity:
Common stock – par value $0.01 per share:
Authorized 750.0 shares, issued 259.7 shares and 259.2 shares in 2025 and 2024, respectively	3	3
Capital in excess of par value	8,705	8,687
Retained earnings	3,211	3,140
Treasury stock – at cost 16.3 shares and 16.2 shares in 2025 and 2024, respectively	(766)	(753)
Accumulated other comprehensive loss	(337)	(435)
Total stockholders’ equity	10,816	10,642
Non-controlling interests	6	5
Total equity	10,822	10,647
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$16,559	$16,493

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

For the three months ended March 31,	2025	2024
Operating Activities
Net income	$169	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68	61
Amortization	77	73
Share-based compensation	12	18
Restructuring and asset impairment charges	21	10
Loss from sale of business	10	5
Other, net	11	(2)
Payments for restructuring	(21)	(11)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(48)	(47)
Changes in inventories	(9)	(52)
Changes in accounts payable	(64)	6
Other, net	(193)	(125)
Net Cash – Operating activities	33	89
Investing Activities
Capital expenditures	(71)	(74)
Acquisitions of businesses, net of cash acquired	(7)	—
Proceeds from sale of businesses, net of cash disposed	48	11
Proceeds from the sale of property, plant and equipment	5	1
Cash received from investments	—	2
Cash paid for investments	—	(2)
Cash paid for equity investments	(1)	—
Cash received from cross-currency swaps	12	11
Other, net	(1)	—
Net Cash – Investing activities	(15)	(51)
Financing Activities
Short-term debt issued, net	1	—
Long-term debt repaid	(4)	(5)
Repurchase of common stock	(13)	(15)
Proceeds from exercise of employee stock options	6	33
Dividends paid	(98)	(88)
Other, net	(8)	(7)
Net Cash – Financing activities	(116)	(82)
Effect of exchange rate changes on cash	25	(28)
Changes in cash classified within assets held for sale	11	—
Net change in cash and cash equivalents	(62)	(72)
Cash and cash equivalents at beginning of year	1,121	1,019
Cash and cash equivalents at end of period	$1,059	$947
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12	$13
Income taxes (net of refunds received)	$37	$39
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
The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) considered necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report") in preparing these unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our 2024 Annual Report. Certain prior year amounts have been reclassified to conform to the current year presentation.
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

Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, "Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". This ASU requires a footnote disclosure to disaggregate each relevant expense caption on the face of the income statement that includes specific natural expense categories. In addition, the standard requires disclosure of selling expenses on an annual and interim basis. The standard is effective in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard is required to be adopted prospectively, but retrospective adoption is permitted. The Company is currently evaluating the method of adoption and the impacts of the guidance on our disclosures in future periods.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The ASU is intended to improve income tax disclosure requirements, primarily through additional disclosures about a reporting entity’s effective tax rate reconciliations as well as information on income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The amendments are required to be applied on a prospective basis, with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the method of adoption and the impacts of the guidance on our disclosures in future periods.

Note 3. Acquisitions and Divestitures
2025 Acquisition
On January 31, 2025, we acquired Simply Clean Air and Water, Inc. ("Simply Clean"), a water service company that specializes in high-purity water systems for life sciences and pharmaceutical markets, for the net cash acquisition price of $7 million. The company is headquartered in Connecticut, U.S. with 20 employees. Our consolidated financial statements include Simply Clean's results of operations within the Water Solutions and Services segment.
2025 Divestiture
On February 7, 2025, we completed the divestiture of our previously held for sale Evoqua Magneto business, which was part of the Water Infrastructure segment, for a cash selling price of $61 million ($48 million, net of cash transferred). As a result of the sale, we recorded an additional loss of $10 million, presented on the Condensed Consolidated Income Statement within "Loss on sale of businesses" in the current period.
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
On December 10, 2024, we acquired an additional 35.9% equity interest in Idrica for $154 million ($150 million, net of cash received) by exercising our call right and now hold an aggregate ownership interest in Idrica of 61.0%. This was accounted for as a step acquisition where the Company has applied the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). The fair value of our call right was included within the fair value of previously held equity interest and recognized as part of the consideration transferred and the gain on remeasurement of our call right was also included in the gain on remeasurement of previously held equity interest (as discussed below). The Company recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months from the acquisition date).
The total fair value of consideration transferred was $637 million, which includes cash paid to Idrica, the remeasurement to fair value of our previously held equity interest, the fair value of the redeemable non-controlling interest, and the settlement of a preexisting contractual relationship between the Company and Idrica. This relationship related to a distribution agreement that the Company had previously recognized in other non-current assets.
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
Our revenue and net loss attributable to the Idrica acquisition for the year ended December 31, 2024 and three months ended March 31, 2025 were not material. The $521 million of goodwill recognized, which is not deductible for U.S. income tax purposes, is primarily attributable to costs and revenue synergies and economies of scale expected from combining the operations of Idrica with Xylem.
Identifiable Intangible Assets Acquired
The following table summarizes key information underlying identifiable intangible assets related to the Idrica acquisition:

(in millions)	Useful Life (in years)(a)	Fair Value (in millions)
Customer Relationships	24	$28
Backlog	9	2
Technology	7	132
Trade Name	10	2
Intangible Assets Under Construction	N/A	1
Total	10	$165
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

Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Revenue from contracts with customers	$2,002	$1,910
Lease Revenue	67	123
Total	$2,069	$2,033

The following table reflects revenue from contracts with customers by application.

	Three Months Ended
	March 31,
(in millions)	2025	2024
Water Infrastructure
Transport	$345	$337
Treatment	236	237

Applied Water
Building Solutions	247	240
Industrial Water	188	196

Measurement and Control Solutions
Smart Metering and Other	404	377
Analytics	86	85

Water Solutions and Services
Capital and Other	254	203
Services	242	235

Total	$2,002	$1,910

The following table reflects revenue from contracts with customers by geographical region.

	Three Months Ended
	March 31,
(in millions)	2025	2024
Water Infrastructure
United States	$210	$204
Western Europe	211	211
Emerging Markets (a)	115	114
Other	45	45

Applied Water
United States	239	232
Western Europe	98	99
Emerging Markets (a)	65	73
Other	33	32

Measurement and Control Solutions
United States	322	305
Western Europe	77	82
Emerging Markets (a)	45	44
Other	46	31

Water Solutions and Services
United States	376	335
Western Europe	24	23
Emerging Markets (a)	49	42
Other	47	38

Total	$2,002	$1,910
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

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2024	$263	$315
Additions, net	99	178
Revenue recognized from opening balance	—	(161)
Billings transferred to accounts receivable	(100)	—
Other	(2)	(10)
Balance at March 31, 2024	$260	$322

Balance at January 1, 2025	$303	$322
Additions, net	133	116
Revenue recognized from opening balance		(126)
Billings transferred to accounts receivable	(107)	—
Other	—	1
Balance at March 31, 2025	$329	$313
(a)Excludes receivable balances, which are disclosed on the Condensed Consolidated Balance Sheets
Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of March 31, 2025, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $1.8 billion. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 5. Restructuring and Asset Impairment Charges
Restructuring
During the three months ended March 31, 2025, we incurred restructuring charges of $17 million. The incurred charges primarily related to actions taken to further streamline our organization through simplification efforts in order to strengthen our competitive positioning and ability to better serve our customers.
During the three months ended March 31, 2024, we incurred restructuring costs of $9 million. We incurred these charges primarily as a result of our acquisition of Evoqua and our efforts to reposition our businesses to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers.

The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended
	March 31,
(in millions)	2025	2024
By component:
Severance and other charges	$18	$9
Asset impairment	—	1
Reversal of restructuring accruals	(1)	(1)
Total restructuring costs	$17	$9
Asset impairment charges	4	1
Total restructuring and asset impairment charges	$21	$10

By segment:
Water Infrastructure	$13	$5
Applied Water	3	1
Measurement and Control Solutions	1	—
Water Solutions and Services	4	2
Corporate and other	—	2
The following table displays a roll-forward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within "Accrued and other current liabilities" and "Other non-current accrued liabilities", for the three months ended March 31, 2025 and 2024:

(in millions)	2025	2024
Restructuring accruals - January 1	$25	$24
Restructuring costs, net	17	9
Cash payments	(21)	(11)
Asset impairment	—	(1)
Foreign currency and other	1	(1)
Restructuring accruals - March 31	$22	$20

By segment:
Water Infrastructure	$4	$4
Applied Water	4	1
Measurement and Control Solutions	3	7
Water Solutions and Services	3	2
Regional selling locations (a)	7	5
Corporate and other	1	1
(a)Regional selling locations consist primarily of selling and marketing organizations and related support services that incurred restructuring expense that was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following table presents expected restructuring spend in 2025 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Corporate	Total
Actions Commenced in 2025:
Total expected costs	$38	$21	$5	$6	$6	$76
Costs incurred during Q1 2025	12	2	1	1	—	16
Total expected costs remaining	$26	$19	$4	$5	$6	$60
Actions Commenced in 2024:
Total expected costs	$14	$6	$1	$29	$1	$51
Costs incurred in 2024	14	5	1	28	1	49
Costs incurred during Q1 2025	—	1	—	—	—	1
Total expected costs remaining	$—	$—	$—	$1	$—	$1
The actions commenced in 2025 consist primarily of severance charges. The actions are expected to continue through the end of 2026.
The actions commenced in 2024 consist primarily of severance and asset impairment charges. The actions are expected to continue through the end of 2025.
Asset Impairment
During the first quarter of 2025, we recognized a $4 million impairment charge for internally developed software within our Water Solutions and Services and Water Infrastructure segments.
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
The income tax provision for the three months ended March 31, 2025 was $50 million resulting in an effective tax rate of 23.1%, compared to a $43 million expense resulting in an effective tax rate of 21.8% for the same period in 2024. The effective tax rate for the three month period ended March 31, 2025 was higher than the U.S. federal statutory rate primarily due to mix of earnings across different jurisdictions.

Unrecognized Tax Benefits
During 2019, Xylem’s Swedish subsidiary received a tax assessment from the Swedish Tax Agency (the "STA") for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. Xylem filed an appeal with the Administrative Court of Växjö, which rendered a decision adverse to Xylem in June 2022 for SEK837 million (approximately $84 million), consisting of the full tax assessment amount plus penalties and interest. Xylem appealed this decision with the intermediate appellate court, the Administrative Court of Appeal, and on May 15, 2024, that court rendered a decision in favor of Xylem and also remanded an issue to the trial court for resolution. In June 2024, the STA filed a notice of appeal of this decision to the Supreme Administrative Court (the “Court”), which declined to hear the case and remanded one issue back to the Administrative Court for further consideration. Management, in consultation with external legal advisors, continues to believe it is more likely than not that Xylem will prevail on the proposed assessment and will continue to vigorously defend our position through this litigation. There can be no assurance that the final determination by the authorities will not be materially different than our position. As of March 31, 2025, we do not have any unrecognized tax benefits related to this tax position.

Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended
	March 31,
	2025	2024
Net income (in millions)	$169	$153
Shares (in thousands):
Weighted average common shares outstanding	243,084	241,826
Add: Participating securities (a)	21	28
Weighted average common shares outstanding — Basic	243,105	241,854
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	352	727
Dilutive effect of restricted stock units and performance share units	323	440
Weighted average common shares outstanding — Diluted	243,780	243,021
Basic earnings per share	$0.69	$0.63
Diluted earnings per share	$0.69	$0.63
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

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Stock options	866	1,254
Restricted stock units	339	428
Performance share units	233	342

Note 8. Inventories
The components of total inventories are summarized as follows:

(in millions)	March 31, 2025	December 31, 2024
Finished goods	$356	$341
Work in process	111	100
Raw materials	555	555
Total inventories	$1,022	$996

Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2025 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance as of January 1, 2025	2,098	884	2,163	2,835	7,980
Activity in 2025
Foreign currency and other	33	6	37	5	81
Balance as of March 31, 2025	$2,131	$890	$2,200	$2,840	$8,061
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	March 31, 2025			December 31, 2024
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$2,160	$(613)	$1,547	$2,151	$(576)	$1,575
Proprietary technology and patents	366	(149)	217	360	(138)	222
Trademarks	184	(113)	71	182	(107)	75
Software	613	(388)	225	595	(367)	228
Other	195	(88)	107	194	(79)	115
Indefinite-lived intangibles	165	—	165	164	—	164
Other Intangibles	$3,683	$(1,351)	$2,332	$3,646	$(1,267)	$2,379
Amortization expense related to finite-lived intangible assets was $77 million and $73 million for the three-month periods ended March 31, 2025 and 2024, respectively.
During the first quarter of 2025, we recognized a $1 million and $3 million impairment charge for internally developed software within Water Infrastructure and Water Solutions and Services segments, respectively.
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

Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures for which we enter into cash flow hedges relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty, and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $518 million and $657 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, sell Canadian Dollar and purchase Euro, sell Canadian Dollar and purchase U.S. Dollar, purchase Polish Zloty and sell Euro, and sell Australian Dollar and purchase Euro. The purchased notional amounts associated with these currency derivatives are $202 million, $141 million, $70 million, $32 million, $30 million, $24 million, and $19 million, respectively. As of December 31, 2024, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, sell Canadian Dollar and purchase Euro, sell Canadian Dollar and purchase U.S. Dollar, purchase Polish Zloty and sell Euro, and sell Australian Dollar and purchase Euro. The purchased notional amounts associated with these currency derivatives are $258 million, $169 million, $90 million, $42 million, $40 million, $34 million, and $24 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross-Currency Swaps
Beginning in 2015, we entered into cross-currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019, third quarter of 2020, and second quarter of 2022 we entered into additional cross-currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $2,906 million and $2,181 million as of March 31, 2025 and December 31, 2024, respectively.
In February 2025, the Company completed a transaction to effectively amend and extend the cross-currency swaps maturing in January 2028. The liability position of the existing cross-currency swaps was blended into new cross-currency swap agreement with notional amount of $509 million maturing in July 2028.
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income. Items in the table below reflect changes in "Other comprehensive income (loss)" ("OCI/L") within the Statements of Comprehensive Income:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain (loss) recognized in OCL	$15	$(3)
Amount of loss reclassified from OCL into Revenue	3	—
Amount of (gain) loss reclassified from OCL into Cost of revenue	(1)	1

Derivatives Net Investment Hedges
Cross-Currency Swaps
Amount of (loss) gain recognized in OCL	$(84)	$40
Amount of income recognized in Interest expense	11	8
As of March 31, 2025, $1 million of net gains on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of March 31, 2025, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.

The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our derivative contracts currently included in our hedging program were as follows:

(in millions)	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Prepaid and other current assets	$10	$3
Net Investment Hedges
Other non-current assets	$27	$50
Liabilities
Cash Flow Hedges
Accrued and other current liabilities	$(5)	$(15)
Net Investment Hedges
Other non-current accrued liabilities	$(90)	$(30)

Note 11. Current Liabilities
The components of total Accrued and other current liabilities are as follows:

(in millions)	March 31, 2025	December 31, 2024
Compensation and other employee-benefits	$284	$409
Customer-related liabilities	390	384
Accrued taxes	219	201
Lease liabilities	121	109
Accrued warranty costs	44	43
Other accrued liabilities	109	125
Total accrued and other current liabilities	$1,167	$1,271
The Company facilitates the opportunity for suppliers to participate in voluntary supply chain financing programs with third-party financial institutions. Xylem agrees on commercial terms, including payment terms, with suppliers regardless of program participation. The Company does not determine the terms or conditions of the arrangement between suppliers and the third-party financial institutions. Participating suppliers are paid directly by the third-party financial institution. Xylem pays the third-party financial institution the stated amount of confirmed invoices from its designated suppliers at the original invoice amount on the original maturity dates of the invoices, ranging from 45-180 days. Xylem does not pay fees related to these programs. Xylem or the third-party financial institutions may terminate the agreements upon at least 30 days’ notice. The total outstanding balance presented within "Accounts payable" on our Condensed Consolidated Balance Sheets under these programs is $264 million and $250 million as of March 31, 2025 and December 31, 2024, respectively.
The table below provides changes in the confirmed obligations outstanding related to our supplier financing programs over the three months ended March 31, 2025:

(in millions)	2025
Confirmed obligations outstanding – January 1	$250
Invoices confirmed	259
Confirmed invoices paid	(248)
Foreign currency and other	3
Confirmed obligations outstanding – March 31	$264

Note 12. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	March 31, 2025	December 31, 2024
3.250% Senior Notes due 2026 (a)	$500	$500
1.950% Senior Notes due 2028 (a)	500	500
2.250% Senior Notes due 2031 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Equipment Financing due 2025 to 2032	102	106
Other	27	25
Debt issuance costs and unamortized discount (b)	(14)	(15)
Total debt	2,015	2,016
Less: short-term borrowings and current maturities of long-term debt	41	38
Total long-term debt	$1,974	$1,978
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2026 was $491 million and $488 million as of March 31, 2025 and December 31, 2024, respectively. The fair value of our Senior Notes due 2028 was $467 million and $459 million as of March 31, 2025 and December 31, 2024, respectively. The fair value of our Senior Notes due 2031 was $437 million and $427 million as of March 31, 2025 and December 31, 2024, respectively. The fair value of our Senior Notes due 2046 was $332 million and $327 million as of March 31, 2025 and December 31, 2024, respectively.
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
Interest on the Green Bond is payable on January 30 and July 30 of each year. As of March 31, 2025, we are in compliance with all covenants for the Green Bond.
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
Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of March 31, 2025, we are in compliance with all covenants for the Senior Notes.
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
The 2023 Credit Facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio (or maximum leverage ratio), which will be based on the last four fiscal quarters. In accordance with the terms of the agreement to the 2023 Credit Facility, Xylem may not exceed a maximum leverage ratio of 4.00 to 1.00 for a period of four consecutive fiscal quarters beginning with the fiscal quarter during which a material acquisition is consummated and a maximum leverage ratio of 3.50 to 1.00 thereafter for a minimum of four fiscal quarters before another material acquisition is consummated. In addition, the 2023 Credit Facility contains a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2023 Credit Facility also contains customary events of default. Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2023 Credit Facility, subject to certain requirements and conditions set forth in the 2023 Credit Facility. As of March 31, 2025, the 2023 Credit Facility was undrawn, and we are in compliance with all revolver covenants. The 2023 Credit Facility has availability of $1 billion, comprised of the $1 billion aggregate principal as of March 31, 2025.
Equipment Financing
The Company has secured financing agreements that require providing a security interest in specified equipment and, in some cases, the underlying contract and related receivables. As of March 31, 2025, the gross and net amounts of those assets are included on the Consolidated Balance Sheets as follows:

	March 31, 2025
(in millions)	Gross	Net
Property, plant, and equipment, net	$70	$56
Receivables, net	3	3
Prepaid and other current assets	5	5
Other non-current assets	141	140
	$219	$204

As of March 31, 2025 the future maturities of our debt were as follows

(in millions)	Maturity
2026	$41
2027	521
2028	519
2029	15
2030	28
Thereafter	905
Total Future Maturities	2,029
Debt issuance costs and unamortized discount (a)	(14)
Total	$2,015
(a) The debt issuance costs and unamortized discount is recognized as a reduction in the carrying value of the Senior Notes in the Consolidated Balance Sheets and is being amortized to interest expense in our Consolidated Income Statements over the expected remaining terms of the Senior Notes.
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $1 billion inclusive of the 2023 Credit Facility. As of March 31, 2025 and December 31, 2024, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding, respectively.
Euro Commercial Paper Program
On June 3, 2019, Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $540 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of March 31, 2025 and December 31, 2024, none of the Company's Euro commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.
Note 13. Post-retirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Domestic defined benefit pension plans:
Service cost	$1	$1
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Net periodic benefit cost	$1	$1
International defined benefit pension plans:
Service cost	$2	$2
Interest cost	4	4
Expected return on plan assets	(3)	(3)
Net periodic benefit cost	$3	$3
Total net periodic benefit cost	$4	$4
The components of net periodic benefit cost, other than the service cost component, are included in the line item "Other non-operating income, net" in the Condensed Consolidated Income Statements.

The total net periodic benefit cost for other post-retirement employee benefit plans was less than $1 million, including net credits recognized into "Other comprehensive income (loss)" of less than $1 million, for both the three months ended March 31, 2025 and 2024, respectively.
We contributed $5 million and $4 million to our defined benefit plans for the three months ended March 31, 2025 and 2024, respectively. Additional contributions ranging between approximately $13 million and $17 million are expected to be made during the remainder of 2025.

Note 14. Equity
The following table shows the changes in stockholders' equity for the three months ended March 31, 2025:

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2025	$3	$8,687	$3,140	$(435)	$(753)	$5	$10,647
Net income	—	—	169	—	—	—	169
Other comprehensive income, net	—	—	—	98	—	—	98
Other activity	—	—	—	—	—	1	1
Dividends declared ($0.40 per share)	—	—	(98)	—	—	—	(98)
Stock incentive plan activity	—	18	—	—	(13)	—	5
Balance at March 31, 2025	$3	$8,705	$3,211	$(337)	$(766)	$6	$10,822
The following table shows the changes in stockholders' equity for the three months ended March 31, 2024:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2024	$3	$8,564	$2,601	$(269)	$(733)	$10	$10,176
Net income	—	—	153	—	—	—	153
Other comprehensive loss, net	—	—	—	(76)	—	—	(76)
Other activity	—	—	—	—	—	(2)	(2)
Dividends declared ($0.36 per share)	—	—	(87)	—	—	—	(87)
Stock incentive plan activity	—	54	—	—	(15)	—	39
Balance at March 31, 2024	$3	$8,618	$2,667	$(345)	$(748)	$8	$10,203

Note 15. Share-Based Compensation Plans
Share-based compensation expense was $12 million and $18 million during the three months ended March 31, 2025 and 2024, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $13 million, $50 million and $24 million, respectively, at March 31, 2025 and is expected to be recognized over a weighted average period of 2.4, 2.2 and 2.3 years, respectively. The amount of cash received from the exercise of stock options was $6 million and $33 million for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, there were approximately 4.7 million shares of common stock available for future awards.

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2025:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2025	1,182	$84.76	6.3	$40
Granted	251	129.67
Exercised	(80)	65.65
Forfeited and expired	(4)	112.88
Outstanding at March 31, 2025	1,349	$94.15	6.6	$38
Options exercisable at March 31, 2025	905	$78.30	5.1	$38
Vested and expected to vest as of March 31, 2025	1,278	$92.29	6.4	$38
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the three months ended March 31, 2025 was $5 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2025 grants:

Volatility	26.70%
Risk-free interest rate	4.10%
Dividend yield	1.23%
Expected term (in years)	5.5
Weighted-average fair value / share	$36.95
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
Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the three months ended March 31, 2025. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2025	632	$111.33
Granted	215	129.67
Vested	(276)	105.99
Forfeited	(15)	115.46
Outstanding at March 31, 2025	556	$120.93

ROIC and Adjusted EBITDA Performance Share Unit Grants
The following is a summary of our ROIC and EBITDA grants for the three months ended March 31, 2025. The fair value of the adjusted EBITDA performance share units is equal to the closing share price on the date of the grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2025	77	$105.02
Adjustment for Performance Condition Achieved (a)	19	86.77
Vested	(44)	86.77
Forfeited	(1)	109.08
Outstanding at March 31, 2025	51	$113.96
(a) Represents an increase in the number of original ROIC performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.
TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the three months ended March 31, 2025:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2025	155	$125.42
Granted	53	180.50
Adjustment for Market Condition Achieved (a)	(14)	71.15
Vested	(37)	71.15
Forfeited	(1)	131.07
Outstanding at March 31, 2025	156	$156.95
(a) Represents a decrease in the number of original TSR performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.
The fair value of TSR performance share units was calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The following are weighted-average assumptions for 2025 grants:

Volatility	25.80%
Risk-free interest rate	4.01%

Revenue Performance Share Unit Grants
The following is a summary of our Revenue performance share unit grants for the three months ended March 31, 2025:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2025	77	$105.06
Adjustment for Performance Condition Achieved (a)	19	86.77
Vested	(44)	86.77
Forfeited	(1)	109.08
Outstanding at March 31, 2025	51	$113.96
(a) Represents an increase in the number of original REV performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.
EPS Performance Share Unit Grants
The following is a summary of our EPS performance share unit grants for the three months ended March 31, 2025:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2025	—	$—
Granted	53	129.67
Outstanding at March 31, 2025	53	$129.67
The fair value of the EPS performance share unit awards is determined using the closing price of our common stock on date of grant.
The performance share units were each awarded at a target of 100% with actual payout for each type of grant contingent upon the achievement of performance targets as follows:
•ROIC performance share units - a pre-set, three-year adjusted ROIC performance target
•EBITDA performance share units - a third-year adjusted EBITDA performance target
•TSR performance share units - a relative TSR performance
•Revenue performance share units - a pre-set third year revenue target
•EPS performance share units - a cumulative three-year EPS performance target

Note 16. Capital Stock
For the three months ended March 31, 2025 and March 31, 2024, the Company repurchased less than 0.1 million shares of common stock for $13 million and approximately 0.1 million shares of common stock for $15 million, respectively. Repurchases may include share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under the program for the three months ended March 31, 2025 and March 31, 2024. There are up to $182 million in shares that may still be purchased under this plan as of March 31, 2025.

Aside from the aforementioned repurchase program, we repurchased less than 0.1 million shares and approximately 0.1 million shares for approximately $13 million and $15 million for the three months ended March 31, 2025 and 2024, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units.

Note 17. Accumulated Other Comprehensive Loss
The following table provides the components of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2025:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2025	$(368)	$(53)	$(14)	$(435)
Foreign currency translation adjustment	56	—	—	56
Amount of currency translation adjustment relating to divestiture of foreign subsidiaries reclassified into net income	8	—	—	8
Tax on foreign currency translation adjustment	20	—	—	20
Foreign currency translation adjustment for post-retirement benefit plans	—	(1)	—	(1)
Unrealized gain on derivative hedge agreements	—	—	15	15
Income tax benefit on unrealized gain on derivative hedge agreements	—	—	(2)	(2)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	3	3
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(1)	(1)
Balance at March 31, 2025	$(284)	$(54)	$1	$(337)

The following table provides the components of AOCL for the three months ended March 31, 2024:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2024	$(196)	$(72)	$(1)	$(269)
Foreign currency translation adjustment	(65)	—	—	(65)
Tax on foreign currency translation adjustment	(10)	—	—	(10)
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Foreign currency translation adjustment for post-retirement benefit plans	—	2	—	2
Unrealized loss on derivative hedge agreements	—	—	(3)	(3)
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at March 31, 2024	$(271)	$(71)	$(3)	$(345)

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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $4 million as of March 31, 2025 and December 31, 2024 for these general legal matters.
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of March 31, 2025 and December 31, 2024, the amount of surety bonds, bank guarantees, insurance letters of credit, stand-by letters of credit as well as revenue and customs guarantees was $748 million and $758 million, respectively.
Environmental
In the ordinary course of business, we are subject to federal, state, local, and foreign environmental laws and regulations. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of sites in various countries. Our accrued environmental liabilities represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures at these sites, as well as related legal fees. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million as of March 31, 2025 and December 31, 2024 for environmental matters.
Given the complexities and uncertainties involved in on-going and future investigation and remediation projects, the process to estimate environmental remediation liabilities requires judgement. We believe the total amount accrued is reasonable based on existing facts and circumstances.
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defects and specific non-performance. The table below provides changes in the combined current and non-current product warranty accruals over each period:

(in millions)	2025	2024
Warranty accrual – January 1	$57	$63
Net charges for product warranties in the period	10	9
Settlement of warranty claims	(8)	(9)
Foreign currency and other	1	(1)
Warranty accrual – March 31	$60	$62

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
Disaggregated asset information by segment is not provided to the chief operating decision maker ("CODM") for review, therefore, such information is not presented. The following tables contain financial information provided to the CODM for each reportable segment:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for quarter ended March 31, 2025
Revenue	$581	$435	$490	$563	$2,069
Less:
Adjusted cost of revenue (a)	329	279	302	370
Adjusted operating expenses (a)	145	79	106	115
Other segment items (b)	27	5	26	34
Segment operating income	$80	$72	$56	$44	$252
Reconciliation of segment operating income
Corporate and other (loss)					(21)
Interest expense					(8)
Other non-operating income, net					4
Loss on sale of businesses					(10)
Income before income taxes					$217

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for quarter ended March 31, 2024
Revenue	$574	$436	$462	$561	$2,033
Less:
Adjusted cost of revenue (a)	327	288	275	366
Adjusted operating expenses (a)	159	85	101	112
Other segment items (b)	28	2	16	33
Segment operating income	$60	$61	$70	$50	$241
Reconciliation of segment operating income
Corporate and other loss					(32)
Interest expense					(14)
Other non-operating income, net					6
Loss on sale of businesses					(5)
Income before income taxes					$196
(a) Adjusted costs of revenue and adjusted operating expenses represent segment-level information that are regularly provided to the CODM. These balances represent costs of revenue and operating expenses, respectively, adjusted to exclude purchase accounting intangible amortization, restructuring and realignment expenses, and special charges.
(b) Other segment items for each segment represents purchase accounting intangible amortization, restructuring and realignment expenses, and special charges, which are excluded from the above significant expense categories regularly provided to the CODM in line with our adjusted measures as outlined in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.
The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies" section of Note 1 in the 2024 Annual Report. The following table contains financial information for each reportable segment:

	Quarter Ended March 31,
(in millions)	2025	2024
Depreciation and Amortization:
Water Infrastructure	$23	$31
Applied Water	8	7
Measurement and Control Solutions	39	33
Water Solutions and Services	68	60
Corporate and other	7	3
Total	$145	$134
Capital Expenditures:
Water Infrastructure	$11	$8
Applied Water	9	5
Measurement and Control Solutions	16	18
Water Solutions and Services	20	33
Regional selling locations (a)	7	6
Corporate and other	8	4
Total	$71	$74
(a)Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.

Note 20. Redeemable Non-Controlling Interest
The holder of the non-controlling interest in Idrica, which is a consolidated subsidiary of the Company, has a right to sell the remaining equity interest in Idrica to the Company for cash (the “Put Right”). The Put Right is exercisable after December 10, 2027 and has a fixed strike price of €168 million during the first two years after it is exercisable. Beginning in the third year of exercisability, the Put Right is exercisable at the fair market value of underlying equity interests. Redeemable non-controlling interest is reflected in the consolidated balance sheets at the greater of the carrying value or the redemption value. As of March 31, 2025, the redeemable non-controlling interest is reflected in the consolidated balance sheet at its carrying value.

Note 21. Subsequent Events
At the beginning of the second quarter, we acquired all issued and outstanding shares of Vacom Systems LLC, a clean water technology provider in the U.S., for a purchase price of $42 million in cash and 5% royalty on revenue capped at $25 million during the first 5 years after acquisition.

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include, among others, the following: the impact of overall industry and general economic conditions, including industrial, governmental, and public and private sector spending, interest rates, inflation and related monetary policy by governments in response to inflation, and the strength of the residential and commercial real estate markets, on economic activity and our operations; geopolitical events, including ongoing, possible escalation or outbreak of international conflicts, as well as regulatory, economic and other risks associated with our global sales and operations, including those related to domestic content requirements applicable to projects receiving governmental funding; manufacturing and operating cost increases due to macroeconomic conditions, including inflation, energy supply, supply chain shortages, logistics challenges, tight labor markets, prevailing price changes, tariffs, trade policies and other factors; demand for our products, disruption, competition or pricing pressures in the markets we serve; cybersecurity incidents or other disruptions of information technology systems on which we rely, or involving our connected products and services; lack of availability or delays in receiving parts and raw materials from our supply chain, including electronic components (in particular, semiconductors); disruptions in operations at our facilities or that of third parties upon which we rely; uncertainty related to the realization of the benefits and synergies from our acquisition of Evoqua Water Technologies Corp.; safe and compliant treatment and handling of water, wastewater and hazardous materials; failure to successfully execute large projects, including with respect to meeting performance guarantees and customers’ budgets, timelines and safety requirements; our ability to retain and attract leadership and other diverse and key talent, as well as competition for overall talent and labor; defects, security, warranty and liability claims, and recalls related to our products; uncertainty around restructuring and realignment actions and related costs and savings; our ability to execute strategic investments for growth, including related to acquisitions and divestitures; availability, regulation or interference with radio spectrum used by certain of our products; volatility in served markets or impacts on our business and operations due to weather conditions, including the effects of climate change; risks related to our sustainability commitments and related disclosures; fluctuations in foreign currency exchange rates; difficulty predicting our financial results; risk of future impairments to goodwill and other intangible assets; changes in our effective tax rates or tax expenses; financial market risks related to our pension and other defined benefit plans; failure to comply with, or changes in, laws or regulations, including those pertaining to our business conduct, operations, products and services, including anti-corruption, data privacy and security, trade, competition, the environment, climate change and health and safety; legal, governmental or regulatory claims, investigations or proceedings and associated contingent liabilities; matters related to intellectual property infringement or expiration of rights; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report") and in subsequent filings we make with the Securities and Exchange Commission (“SEC”).

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
Executive Summary
Xylem reported revenue for the first quarter of 2025 of $2,069 million, an increase of 1.8% compared to $2,033 million reported in the first quarter of 2024. The revenue increase consisted primarily of organic growth of 3.3% driven by strong volume in our Measurement and Control Solutions segment and organic growth in our Water Infrastructure segment.
Additional financial highlights for the quarter ended March 31, 2025 include the following:
•Orders of $2,158 million, down 3.9% from $2,246 million in the prior year period, and down 2.4% on an organic basis.
•Earnings per share of $0.69, up 9.5% compared to prior year ($1.03, up 14.4% versus prior year, on an adjusted basis).
•Net income attributable to Xylem as a percent of revenue of 8.2%, up 70 basis points compared to 7.5% in the prior year. Adjusted EBITDA margin of 20.4%, up 120 basis points when compared to 19.2% in the prior year.

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
•"adjusted net income" and "adjusted earnings per share" defined as net income attributable to Xylem and corresponding earnings per share, respectively, adjusted to exclude restructuring and realignment costs, amortization of acquired intangible assets, gain or loss from sale of businesses, special charges and tax-related special items, as applicable. A reconciliation of adjusted net income and adjusted earnings per share is provided below.

	Three Months Ended
	March 31,
(in millions, except for per share data)	2025		2024
Net income attributable to Xylem & Earnings per share	$169	$0.69	$153	$0.63
Restructuring and realignment	27	0.11	15	0.06
Acquired intangible amortization	55	0.23	54	0.22
Special charges	12	0.05	16	0.07
Tax-related special items	—	—	(2)	(0.01)
Loss from sale of business	10	0.04	5	0.02
Tax effects of adjustments (a)	(22)	(0.09)	(22)	(0.09)
Adjusted net income & Adjusted earnings per share	$251	$1.03	$219	$0.90
Weighted average number of shares - diluted	243.8		243.0

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
•“EBITDA” defined as earnings before interest, taxes, depreciation and amortization expense, "EBITDA margin" defined as EBITDA divided by total revenue, "adjusted EBITDA" reflects the adjustment to EBITDA to exclude share-based compensation charges, restructuring and realignment costs, gain or loss from sale of businesses, and special charges, and "adjusted EBITDA margin" defined as adjusted EBITDA divided by total revenue.
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

	Three Months Ended
	March 31,
(in millions)	2025	2024
Net cash provided by operating activities	$33	$89
Capital expenditures	(71)	(74)
Free cash flow	$(38)	$15
Net cash used in investing activities	$(15)	$(51)
Net cash used by financing activities	$(116)	$(82)

Results of Operations

	Three Months Ended
	March 31,
(in millions)	2025	2024	Change
Revenue	$2,069	$2,033	1.8%
Gross profit	768	752	2.1%
Gross margin	37.1%	37.0%	10	bp
Total operating expenses	537	543	(1.1)%
Expense to revenue ratio	26.0%	26.7%	(70)	bp
Operating income	231	209	10.5%
Operating margin	11.2%	10.3%	90	bp
Interest and other non-operating expense, net	(4)	(8)	(50.0)%
Loss on sale of businesses	(10)	(5)	100.0%
Income tax expense	(50)	(43)	16.3%
Tax rate	23.1%	21.8%	130	bp
Net income	$167	$153	9.2%
Net loss attributable to non-controlling interest	2	—	—%
Net income attributable to Xylem	$169	$153	10.5%
NM - Not meaningful change
Revenue
Revenue generated during the three months ended March 31, 2025 and 2024 was $2,069 million and $2,033 million, respectively, reflecting an increase of $36 million, or 1.8%, compared to the prior year. Revenue growth contributed by acquisitions and divestitures, net, was $5 million for the three months ended March 31, 2025. Organic revenue increased $67 million, or 3.3% for the three months ended March 31, 2025. Foreign currency translation had an unfavorable impact on revenue of $26 million for the three months ended March 31, 2025. The increase in organic revenue reflects strong organic growth in the U.S. and Canada, driven by increased volume and partially offset by organic declines in western Europe and the emerging markets for the three months ended March 31, 2025.
The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three months ended March 31, 2025:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2024 Revenue	$574		$436		$462		$561		$2,033
Organic Growth	28	4.9%	5	1.1%	27	5.8%	7	1.2%	67	3.3%
Acquisitions/(Divestitures)	(10)	(1.7)%	—	—%	5	1.1%	—	—%	(5)	(0.2)%
Constant Currency	18	3.1%	5	1.1%	32	6.9%	7	1.2%	62	3.0%
Foreign currency translation (a)	(11)	(1.9)%	(6)	(1.4)%	(4)	(0.9)%	(5)	(0.9)%	(26)	(1.3)%
Total change in revenue	7	1.2%	(1)	(0.2)%	28	6.1%	2	0.4%	36	1.8%
2025 Revenue	$581		$435		$490		$563		$2,069
(a)Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, Canadian Dollar, Mexican Peso, Australian Dollar and the Hungarian Forint.

Water Infrastructure
Water Infrastructure revenue increased $7 million, or 1.2%, for the first quarter of 2025 as compared to the prior year. Revenue growth for the quarter included organic revenue growth of $28 million, or 4.9% partially offset by $11 million of unfavorable impacts from foreign currency translation and loss of $10 million of revenue from divestitures. The transport application contributed $16 million of organic revenue growth, led by increased project revenue and strong backlog execution in western Europe and the emerging markets. Organic growth for the treatment applications was $12 million, led by strong backlog execution in the emerging markets and the U.S., partially offset by a decline in western Europe.
Applied Water
Applied Water revenue decreased $1 million, or 0.2%, for the first quarter of 2025 as compared to the prior year. Revenue was negatively impacted by $6 million of foreign currency translation, partially offset by organic growth of $5 million, or 1.1%. Organic growth was driven by growth in the building solutions applications of $10 million, led by price in the U.S., offset by organic declines in the industrial applications of $5 million due to lapping of project deliveries in the U.S.
Measurement and Control Solutions
Measurement and Control Solutions revenue increased $28 million, or 6.1%, for the first quarter of 2025 as compared to the prior year. The revenue increase was primarily driven by organic growth of $27 million, or 5.8%, with an additional increase from acquisitions of $5 million, mostly offset $4 million of unfavorable foreign currency translation. Organic revenue growth during the quarter was driven by $25 million in the smart metering and other applications, due primarily to increased energy demand in the U.S, partially offset by organic declines in water due to lower demand in the U.S. and backlog execution and timing of capital projects in western Europe and the emerging markets. The analytics application was up $2 million organically, driven by increased demand in the U.S.
Water Solutions and Services
Water Solutions and Services revenue increased $2 million, or 0.4%, for the first quarter of 2025 as compared to the prior year. The revenue growth was primarily driven by organic revenue growth of $7 million, or 1.2%, partially offset by $5 million of unfavorable impacts from foreign currency translation. Organic revenue growth was led by service growth of $8 million, primarily due to increased volume in the emerging markets. Organic revenue from the capital and other applications decreased by $1 million due to lapping of capital project revenue in the emerging markets, which was partially offset by increased capital project revenue in the U.S.
Orders / Backlog
Orders
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business.

The following tables illustrate the impact from organic decline/growth, recent acquisitions and divestitures, and foreign currency translation in relation to orders during the three months ended March 31, 2025:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2024 Orders	$646		$480		$429		$691		$2,246
Organic Impact	6	0.9%	12	2.5%	(33)	(7.7)%	(38)	(5.5)%	(53)	(2.4)%
Acquisitions/(Divestitures)	(14)	(2.2)%	—	—%	9	2.1%	—	—%	(5)	(0.2)%
Constant Currency	(8)	(1.2)%	12	2.5%	(24)	(5.6)%	(38)	(5.5)%	(58)	(2.6)%
Foreign currency translation (a)	(12)	(1.9)%	(6)	(1.3)%	(3)	(0.8)%	(9)	(1.4)%	(30)	(1.3)%
Total change in orders	(20)	(3.1)%	6	1.3%	(27)	(6.3)%	(47)	(6.8)%	(88)	(3.9)%
2025 Orders	$626		$486		$402		$644		$2,158
(a)Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Euro, Canadian Dollar, Mexican Peso, Australian Dollar and the Hungarian Forint.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, capital projects require longer lead production cycles and deployment schedules and delays occur from time to time. Total backlog was $5,095 million at March 31, 2025, a decrease of $177 million or 3.4%, as compared to March 31, 2024 backlog of $5,272 million. The decrease in backlog was driven by increased revenue outpacing order intake and contract wins in the current period, as well as unfavorable impacts from foreign currency translation. Backlog decreased in the Measurement and Control Solutions segment due to strong backlog execution and improved lead times, partially offset by backlog growth in the Water Solutions and Services, Water Infrastructure, and Applied Water segments primarily due to order growth. Backlog increased $25 million or 0.5%, as compared to December 31, 2024 backlog of $5,070 million. We anticipate that approximately 50% of the backlog as of March 31, 2025 will be recognized as revenue in the remainder of 2025. There were no significant order cancellations during the quarter.
Gross Margin
Gross margin as a percentage of revenue increased 10 basis points to 37.1% for the three months ended March 31, 2025, as compared to 37.0% for the three months ended March 31, 2024. The gross margin increase of 10 basis points was driven by favorable impacts of 350 basis points, driven almost entirely by 240 basis points of productivity savings and 100 basis points of price realization. These increases in gross margin were offset by 340 basis points of unfavorable operational impacts driven by 170 basis points of inflation and 110 basis points of unfavorable mix.

Operating Expenses
The following table presents operating expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in millions)	2025	2024	Change
Selling, general and administrative expenses	$460	$474	(3.0)%
SG&A as a % of revenue	22.2%	23.3%	(110)	bp
Research and development expenses	56	59	(5.1)%
R&D as a % of revenue	2.7%	2.9%	(20)	bp
Restructuring and asset impairment charges	21	10	110.0%
Operating expenses	$537	$543	(1.1)%
Expense to revenue ratio	26.0%	26.7%	(70)	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses decreased by $14 million to $460 million, or 22.2% of revenue, in the first quarter of 2025, as compared to $474 million, or 23.3% of revenue, in the comparable 2024 period. The decrease in SG&A in the first quarter of 2025 as compared to the prior year primarily consisted of $27 million of productivity savings, $6 million lower special charges and $6 million of favorable foreign currency exchange, partially offset by increased expense due to inflation of $13 million and $5 million of acquired intangible amortization.
Research and Development ("R&D") Expenses
R&D expense was $56 million, or 2.7% of revenue, in the first quarter of 2025, as compared to $59 million, or 2.9% of revenue in the first quarter of 2024. There was no significant change in R&D expense year over year.
Restructuring and Asset Impairment Charges
Restructuring
During the three months ended March 31, 2025 and 2024, we incurred restructuring charges of $17 million and $9 million, respectively. For the three months ended March 31, 2025, the incurred charges primarily related to actions taken to further streamline our organization through simplification efforts in order to strengthen our competitive positioning and ability to better serve our customers.
Actions commenced in 2025 and 2024 consist primarily of severance charges. We currently expect to incur between $60 and $70 million in restructuring costs for the full year related to these actions.
Refer to Note 5, "Restructuring and Asset Impairment Charges" for more information.
The following is a roll-forward for the three months ended March 31, 2025 and 2024 of employee position eliminations associated with restructuring activities:

	2025	2024
Planned reductions - January 1	382	113
Additional planned reductions	274	96
Actual reductions and reversals	(352)	(48)
Planned reductions - March 31	304	161
Asset Impairment
Refer to Note 9, "Goodwill and Other Intangible Assets" for more information on intangible asset impairment charges incurred during the three months ended March 31, 2025.

Operating Income, Net Income, and Adjusted EBITDA
Operating income was $231 million (operating margin of 11.2%) during the first quarter of 2025, an increase of $22 million, or 10.5%, when compared to operating income of $209 million (operating margin of 10.3%) during the prior year. Operating margin increased 90 basis points. Increased operating margin was partially offset by unfavorable impacts of 30 basis points from increases in restructuring and realignment costs and acquired intangible amortization, partially offset by decreased special charges compared to the prior year. Additionally, operating margin expansion included 540 basis points of favorable operational impacts consisting of 400 basis points of productivity savings and 140 basis points of price realization. These favorable impacts were partially offset by 410 basis points of unfavorable operational impacts, driven by 240 basis points of inflation and 110 basis points of unfavorable mix. Excluding acquired intangible asset amortization, restructuring and realignment costs, and special charges, adjusted operating income was $325 million (adjusted operating margin of 15.7%) for the first quarter of 2025 as compared to adjusted operating income of $294 million (adjusted operating margin of 14.5%) during the comparable quarter in the prior year.
Net income attributable to Xylem for the first quarter was $169 million (net income margin of 8.2%), an increase of $16 million as compared to net income attributable to Xylem in the prior year of $153 million (net income margin of 7.5%). The increase in net income attributable to Xylem was driven by increased operating income of $22 million, decreased interest expense of $6 million, and the net loss attributable to non-controlling interest of $2 million, partially offset by increased income tax expense of $7 million, decreased non-operating income of $2 million and increased loss from sale of businesses of $5 million.
Adjusted EBITDA was $423 million (adjusted EBITDA margin of 20.4%) during the first quarter of 2025, an increase of $32 million, or 8.2%, when compared to adjusted EBITDA of $391 million (adjusted EBITDA margin of 19.2%) during the comparable quarter in the prior year, an increase to adjusted EBITDA margin of 120 basis points. The increase to adjusted EBITDA margin was primarily driven by the same offsetting factors impacting the adjusted operating margin increase.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended
	March 31,
(in millions)	2025	2024	Change
Water Infrastructure
Operating income	$80	$60	33.3%
Operating margin	13.8%	10.5%	330	bp
Restructuring and realignment costs	15	7	114.3%
Purchase accounting intangible amortization	10	19	(47.4)%
Special charges	2	2	—%
Adjusted operating income	$107	$88	21.6%
Adjusted operating margin	18.4%	15.3%	310	bp
Applied Water
Operating income	$72	$61	18.0%
Operating margin	16.6%	14.0%	260	bp
Restructuring and realignment costs	5	2	150.0%
Adjusted operating income	$77	$63	22.2%
Adjusted operating margin	17.7%	14.4%	330	bp
Measurement and Control Solutions
Operating income	$56	$70	(20.0)%
Operating margin	11.4%	15.2%	(380)	bp
Restructuring and realignment costs	3	2	50.0%
Purchase accounting intangible amortization	19	14	35.7%
Special charges	4	—	NM
Adjusted operating income	$82	$86	(4.7)%
Adjusted operating margin	16.7%	18.6%	(190)	bp
Water Solutions and Services
Operating income	$44	$50	(12.0)%
Operating margin	7.8%	8.9%	(110)	bp
Restructuring and realignment costs	4	3	33.3%
Purchase accounting intangible amortization	26	21	23.8%
Special charges	4	9	(55.6)%
Adjusted operating income	$78	$83	(6.0)%
Adjusted operating margin	13.9%	14.8%	(90)	bp
Corporate and other
Operating loss	$(21)	$(32)	(34.4)%
Restructuring and realignment costs	—	1	NM
Special charges	2	5	(60.0)%
Adjusted operating loss	$(19)	$(26)	(26.9)%
Total Xylem
Operating income	$231	$209	10.5%
Operating margin	11.2%	10.3%	90	bp
Restructuring and realignment costs	27	15	80.0%
Purchase accounting intangible amortization	55	54	1.9%
Special charges	12	16	(25.0)%
Adjusted operating income	$325	$294	10.5%
Adjusted operating margin	15.7%	14.5%	120	bp
NM - Not meaningful percentage change

The table below provides a reconciliation of net income to consolidated EBITDA and adjusted EBITDA:

(in millions)	March 31
	2025	2024	Change
Net Income attributable to Xylem	$169	$153	10%
Net Income margin	8.2%	7.5%	70	bp
Depreciation	68	61	11%
Amortization	77	73	5%
Interest expense, net	—	7	(100)%
Income tax expense	50	43	16%
EBITDA	$364	$337	8%
Share-based compensation	12	18	(33)%
Restructuring & realignment	27	15	80%
Special charges	12	16	(25)%
Loss on sale of businesses	10	5	100%
Loss attributable to non-controlling interest	(2)	—	NM
Adjusted EBITDA	$423	$391	8%
Adjusted EBITDA margin	20.4%	19.2%	120	bp

The tables below provide a reconciliation of each segment's operating income (loss) to EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31, 2025
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$80	$72	$56	$44
Operating margin	13.8%	16.6%	11.4%	7.8%
Loss on sale of businesses	(10)	—	—	—
Depreciation	10	7	7	41
Amortization	13	1	32	27
Other non-operating income (expense), excluding interest	(2)	(1)	—	—
EBITDA	$91	$79	$95	$112
Share-based compensation	2	1	1	2
Restructuring & realignment	15	5	3	4
Special charges	2	—	4	4
Loss on sale of businesses	10	—	—	—
Adjusted EBITDA	$120	$85	$103	$122
Adjusted EBITDA margin	20.7%	19.5%	21.0%	21.7%

	Three Months Ended
	March 31, 2024
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$60	$61	$70	$50
Operating margin	10.5%	14.0%	15.2%	8.9%
Loss from sale of business	—	—	—	(5)
Depreciation	10	6	6	38
Amortization	21	1	27	22
Other non-operating income (expense), excluding interest	(1)	—	(1)	—
EBITDA	$90	$68	$102	$105
Share-based compensation	3	2	1	3
Restructuring & realignment	7	2	2	3
Special Charges	2	—	—	9
Loss from sale of business	—	—	—	5
Adjusted EBITDA	$102	$72	$105	$125
Adjusted EBITDA margin	17.8%	16.5%	22.7%	22.3%

	Three Months Ended
	2025 versus 2024
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions and Services
Operating Income (Loss)	$20	$11	$(14)	$(6)
Operating margin	330 bps	260 bps	(380) bps	(110) bps
Loss on sale of businesses	(10)	—	—	5
Depreciation	—	1	1	3
Amortization	(8)	—	5	5
Other non-operating income (expense), excluding interest	(1)	(1)	1	—
EBITDA	$1	$11	$(7)	$7
Share-based compensation	(1)	(1)	—	(1)
Restructuring & realignment	8	3	1	1
Special charges	—	—	4	(5)
Loss on sale of businesses	10	—	—	(5)
Adjusted EBITDA	$18	$13	$(2)	$(3)
Adjusted EBITDA margin	290 bps	300 bps	(170) bps	(60) bps

Water Infrastructure
Operating income for our Water Infrastructure segment was $80 million (operating margin of 13.8%) during the first quarter of 2025, an increase of $20 million, or 33.3%, when compared to operating income of $60 million (operating margin of 10.5%) during the prior year, or a total increase in operating margin of 330 basis points. Operating margin expansion included favorable impacts of 20 basis points from decreases in acquired intangible asset amortization, largely offset by increased restructuring and realignment costs as compared to the prior year. Additionally, operating margin expansion included 760 basis points from favorable operating impacts driven by 500 basis points of productivity savings and 150 basis points of price realization. Margin expansion was partially offset by 450 basis points of unfavorable operational impacts, driven by 290 basis points of inflation and 100 basis points of unfavorable mix. Excluding amortization of acquired intangibles, restructuring and realignment costs and special charges, adjusted operating income was $107 million (adjusted operating margin of 18.4%) for the first quarter of 2025 as compared to adjusted operating income of $88 million (adjusted operating margin of 15.3%) for the first quarter of 2024.
Adjusted EBITDA was $120 million (adjusted EBITDA margin of 20.7%) for the first quarter of 2025, an increase of $18 million, or 17.6%, when compared to adjusted EBITDA of $102 million (adjusted EBITDA margin of 17.8%) during the prior year. Adjusted EBITDA margin increased 290 basis points, primarily driven by the same factors impacting the increase in adjusted operating margin.
Applied Water
Operating income for our Applied Water segment was $72 million (operating margin of 16.6%) during the first quarter of 2025, an increase of $11 million, or 18.0%, when compared to operating income of $61 million (operating margin of 14.0%) during the prior year, or a total increase in operating margin of 260 basis points. Operating margin expansion was partially offset by unfavorable impacts of 70 basis points from increases in restructuring and realignment costs as compared to the prior year. Operating margin expansion included 830 basis points of favorable operational impacts, driven by 570 basis points of productivity savings, 130 basis points of price realization, and 100 basis points of favorable mix. Operating margin expansion was offset by 500 basis points of unfavorable operational impacts driven primarily by 330 basis points of inflation and 70 basis points of increased spending on strategic investments. Excluding restructuring and realignment costs, adjusted operating income was $77 million (adjusted operating margin of 17.7%) for the first quarter of 2025 as compared to adjusted operating income of $63 million (adjusted operating margin of 14.4%) for the first quarter of 2024.
Adjusted EBITDA was $85 million (adjusted EBITDA margin of 19.5%) for the first quarter of 2025, an increase of $13 million, or 18.1%, when compared to adjusted EBITDA of $72 million (adjusted EBITDA margin of 16.5%) during the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin.
Measurement and Control Solutions
Operating income for our Measurement and Control Solutions segment was $56 million (operating margin of 11.4%) during the first quarter of 2025, a decrease of $14 million, or 20.0%, when compared to operating income of $70 million (operating margin of 15.2%) during the prior year, or a total decrease in operating margin of 380 basis points. The operating margin decline included unfavorable impacts of 190 basis points from an increase in acquired intangible asset amortization, special charges, and restructuring and realignment costs as compared to the prior year. Additionally, operating margin declines included 680 basis points of unfavorable operational impacts, primarily consisting of 320 basis points of unfavorable mix, 160 basis points of inflation, and 70 basis points of negative operating impact from acquisitions. The decline in margin was partially offset by positive operational impacts of 490 basis points consisting of 330 basis points of productivity savings, 110 basis points of price realization, and 50 basis points of increased volume. Excluding acquired intangible asset amortization, restructuring and realignment costs and special charges, adjusted operating income was $82 million (adjusted operating margin of 16.7%) for the first quarter of 2025 as compared to adjusted operating income of $86 million (adjusted operating margin of 18.6%) for the first quarter of 2024.
Adjusted EBITDA was $103 million (adjusted EBITDA margin of 21.0%) for the first quarter of 2025, a decrease of $2 million, or 1.9%, when compared to adjusted EBITDA of $105 million (adjusted EBITDA margin of 22.7%) during the prior year. The decrease in adjusted EBITDA margin was due to the same factors as those impacting the decrease in adjusted operating margin.

Water Solutions and Services
Operating income for our Water Solutions and Services segment was $44 million (operating margin of 7.8%) during the first quarter of 2025, a decrease of $6 million, or 12.0%, when compared to operating income of $50 million (operating margin of 8.9%) during the prior year, or a total decrease in operating margin of 110 bps. The operating margin decline included unfavorable impacts of 20 basis points from increased acquired intangible asset amortization and restructuring and realignment costs, partially offset by decreased special charges as compared to the prior year. Additionally, operating margin declines included 510 basis points of unfavorable operational impacts, including 170 basis points of inflation, 80 basis points of unfavorable mix, 50 basis points of decreased volume, 50 basis points increased spending on strategic investments, and 40 basis points of increased inventory management costs. Margin declines were offset by favorable operational impacts of 420 basis points driven by driven by 220 basis points of productivity savings and 160 basis points of price realization. Excluding acquired intangible asset amortization, restructuring and realignment costs, and special charges, adjusted operating income was $78 million (adjusted operating margin of 13.9%) for the first quarter of 2025 as compared to adjusted operating income of $83 million (adjusted operating margin of 14.8%) for the first quarter of 2024.
Adjusted EBITDA was $122 million (adjusted EBITDA margin of 21.7%) for the first quarter of 2025, a decrease of $3 million, or 2.4%, when compared to adjusted EBITDA of $125 million (adjusted EBITDA margin of 22.3%) during the prior year. The decrease in adjusted EBITDA margin was primarily due to the same factors as those impacting the decrease in adjusted operating margin.
Corporate and Other
Operating loss for corporate and other decreased $11 million, or 34%, during the first quarter of 2025 compared to the prior year period. The decrease in operating loss was primarily due to decreased special charges and restructuring and realignment costs, as compared to the prior year. Excluding special charges and restructuring and realignment costs, adjusted operating loss for corporate and other decreased $7 million, or 26.9%, for the three months ended March 31, 2025 due to a decrease in prior year employee related expenses that were non-recurring.
Interest Expense
Interest expense was $8 million for the three months ended March 31, 2025, compared to $14 million for the comparable prior year period. The decrease in interest expense was primarily driven by lower debt due to the repayment of the term loan entered into in May 2023 for use in funding the acquisition of Evoqua, which was repaid on April 19, 2024, as well as increased interest income generated on cross currency swaps offsetting interest expense, and a reduction of interest on commercial paper.
See Note 10, “Derivative Financial Instruments” and Note 12, "Credit Facilities and Debt," of our condensed consolidated financial statements for a description of our net investment hedges and credit facilities and long-term debt, respectively.
Income Tax Expense
The income tax provision for the three months ended March 31, 2025 was $50 million resulting in an effective tax rate of 23.1%, compared to $43 million of expense resulting in an effective tax rate of 21.8% for the same period in 2024. The effective tax rate for the three month period ended March 31, 2025 was higher than the effective tax rate for the same period in 2024, primarily due to the mix of earnings and the impact of discrete tax benefits recognized in the prior period.

Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Three Months Ended
	March 31,
(in millions)	2025	2024	Change
Operating activities	$33	$89	$(56)
Investing activities	(15)	(51)	36
Financing activities	(116)	(82)	(34)
Foreign exchange (a)	25	(28)	53
Changes in cash classified within assets held for sale	11	—	11
Total	$(62)	$(72)	$10
(a)The impact is primarily due to strengthening of the Euro, Canadian Dollar, Chilean Peso and various other currencies against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
Cash generated by operating activities was $33 million for the three months ended March 31, 2025 as compared to cash generated by operating activities of $89 million in the comparable prior year period. The decrease in cash provided was primarily driven by increased use of cash for accounts payable, including payments for strategic initiatives, higher accounts receivable balances reflecting increased volume and timing of customer payments, and increased investment in other assets reflecting progress on large projects. Increased cash earnings and reduced inventory levels, reflecting inventory management initiatives, partially offset these items.
Investing Activities
Cash used in investing activities was $15 million for the three months ended March 31, 2025 as compared to $51 million used in the comparable prior year period. The decrease in cash used primarily reflects cash received from proceeds from the sale of the former Evoqua Magneto business, partially offset by cash paid for an acquisition in the current year.
Financing Activities
Cash used in financing activities was $116 million for the three months ended March 31, 2025 as compared to cash used of $82 million in the comparable prior year period. The increase in cash used reflects lower proceeds from employee stock options and higher dividend payments.
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
Non-U.S. Operations
As we continue to grow our operations outside of the U.S., we expect to continue to generate significant revenue from non-U.S. operations and expect that a substantial portion of our cash will be held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost-effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations.
Critical Accounting Estimates
Our discussion and analysis of our results of operations and capital resources are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Annual Report describes the critical accounting estimates used in preparation of the condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the information concerning our critical accounting estimates as stated in our 2024 Annual Report.
2025 Outlook
We are maintaining our total revenue growth outlook at 1% to 2%, and organic revenue growth at 3% to 4% in 2025. Our outlook is being provided in the context of the current volatility, including due to geopolitical, trade, macroeconomic and regulatory uncertainty and is consistent with the outlook provided in our 2024 Annual Report. Our ability to meet our expectations is subject to a number of risks, including, but not limited to, those described in "Item 1A. Risk Factors" in our 2024 Annual Report.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning market risk as stated in our 2024 Annual Report.

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
ITEM 1A.           RISK FACTORS
There have been no material changes from the risk factors previously disclosed in "Item 1A. Risk Factors" of our 2024 Annual Report.
ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended March 31, 2025:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
1/1/25 - 1/31/25	—	—	—	$182
2/1/25 - 2/28/25	—	—	—	$182
3/1/25 - 3/31/25	—	—	—	$182
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under this program for the three months ended March 31, 2025. There are up to $182 million in shares that may still be purchased under this plan as of March 31, 2025.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.             OTHER INFORMATION
(c) Trading Plans
During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6.             EXHIBITS
See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number		Description	Location

3.1		Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2		Fifth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on November 15, 2022 (CIK No. 1524472, File No. 1-35229).

10.1	#	Letter Agreement between Xylem Inc. and Meredith Emmerich	Filed herewith.

10.2	#	Letter Agreement between Xylem Inc. and Rodney Aulick	Filed herewith.

10.3	#	Form of 2011 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement (2025).	Filed herewith.

10.4	#	Form of 2011 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement for Senior Leadership Team (2025).	Filed herewith.

10.5	#	Form of 2011 Omnibus Incentive Plan Performance Share Unit Grant Agreement (2025).	Filed herewith.

10.6	#	Form of 2011 Omnibus Incentive Plan Performance Share Unit Grant Agreement for Senior Leadership Team (2025).	Filed herewith.

10.7	#	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Grant Agreement (2025).	Filed herewith.

10.8	#	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Grant Agreement for Senior Leadership Team (2025).	Filed herewith.

31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

Exhibit Number	Description	Location
101.0	The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104.0	The cover page from Xylem Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2025 formatted in Inline XBRL and contained in Exhibit 101.0.

# Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri-Michelle McShane
Geri-Michelle McShane
Vice President, Controller and Chief Accounting Officer

April 29, 2025