Form 10-Q
period 2025-06-30
Xylem Inc.
filed 2025-07-31
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of July 25, 2025, there were 243,409,688 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Six Months
For the periods ended June 30,	2025	2024	2025	2024
Revenue from products	$1,911	$1,802	$3,620	$3,492
Revenue from services	390	367	750	710
Revenue	2,301	2,169	4,370	4,202
Cost of revenue from products	1,129	1,079	2,170	2,100
Cost of revenue from services	280	271	540	531
Cost of revenue	1,409	1,350	2,710	2,631
Gross profit	892	819	1,660	1,571
Selling, general and administrative expenses	503	485	963	959
Research and development expenses	58	58	114	117
Restructuring and asset impairment charges	26	23	47	33
Operating income	305	253	536	462
Interest expense	(9)	(11)	(17)	(25)
Other non-operating income, net	3	4	7	10
(Loss)/gain on sale of businesses	—	1	(10)	(4)
Income before taxes	299	247	516	443
Income tax expense	(75)	(53)	(125)	(96)
Net income	$224	$194	$391	$347
Net loss attributable to non-controlling interests	2	—	4	—
Net income attributable to Xylem	$226	$194	$395	$347
Earnings per share:
Basic	$0.93	$0.80	$1.62	$1.43
Diluted	$0.93	$0.80	$1.62	$1.43
Weighted average number of shares:
Basic	243.4	242.6	243.3	242.2
Diluted	243.9	243.5	243.8	243.3

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Six Months
For the periods ended June 30,	2025	2024	2025	2024
Net income	$224	$194	$391	$347
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	37	6	93	(59)
Amount of currency translation adjustment relating to divestiture of foreign subsidiaries reclassified into net income	—	—	8	—
Unrealized gain (loss)	15	—	30	(3)
Amount of loss (gain) reclassified into net income	1	(1)	3	—
Net change in post-retirement benefit plans:
Net loss	1	—	1	—
Foreign currency translation adjustment	(2)	—	(3)	2
Other comprehensive income (loss), before tax	52	5	132	(60)
Income tax (benefit) expense related to items of other comprehensive income (loss)	(63)	5	(81)	16
Other comprehensive income (loss), net of tax	115	—	213	(76)
Comprehensive income	$339	$194	$604	$271
Comprehensive loss attributable to non-controlling interest	2	—	4	—
Comprehensive income attributable to Xylem	$341	$194	$608	$271

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,170	$1,121
Receivables, less allowances for discounts, returns and credit losses of $61 and $59 in 2025 and 2024, respectively	1,837	1,668
Inventories	1,071	996
Prepaid and other current assets	283	236
Assets held for sale	8	77
Total current assets	4,369	4,098
Property, plant and equipment, net	1,189	1,152
Goodwill	8,237	7,980
Other intangible assets, net	2,354	2,379
Other non-current assets	1,042	884
Total assets	$17,191	$16,493
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,047	$1,006
Accrued and other current liabilities	1,186	1,271
Short-term borrowings and current maturities of long-term debt	68	38
Liabilities held for sale	—	21
Total current liabilities	2,301	2,336
Long-term debt	1,928	1,978
Accrued post-retirement benefit obligations	340	304
Deferred income tax liabilities	427	497
Other non-current accrued liabilities	886	496
Total liabilities	5,882	5,611
Commitments and contingencies (Note 18)
Redeemable non-controlling interest	228	235
Stockholders’ equity:
Common stock – par value $0.01 per share:
Authorized 750.0 shares, issued 259.7 shares and 259.2 shares in 2025 and 2024, respectively	3	3
Capital in excess of par value	8,720	8,687
Retained earnings	3,339	3,140
Treasury stock – at cost 16.3 shares and 16.2 shares in 2025 and 2024, respectively	(766)	(753)
Accumulated other comprehensive loss	(222)	(435)
Total stockholders’ equity	11,074	10,642
Non-controlling interests	7	5
Total equity	11,081	10,647
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$17,191	$16,493

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

For the six months ended June 30,	2025	2024
Operating Activities
Net income	$395	$347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	137	123
Amortization	153	156
Share-based compensation	25	31
Restructuring and asset impairment charges	47	33
Loss from sale of business	10	4
Other, net	6	(4)
Payments for restructuring	(36)	(18)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(103)	(84)
Changes in inventories	(27)	(75)
Changes in accounts payable	6	(2)
Changes in accrued and deferred taxes	(50)	(14)
Other, net	(225)	(120)
Net Cash – Operating activities	338	377
Investing Activities
Capital expenditures	(169)	(147)
Acquisitions of businesses, net of cash acquired	(7)	(5)
Proceeds from sale of businesses, net of cash disposed	50	11
Proceeds from the sale of property, plant and equipment	5	3
Cash received from investments	—	4
Cash paid for investments	—	(7)
Cash paid for equity investments	(3)	(2)
Cash paid for asset acquisition	(37)	—
Cash received from cross-currency swaps	21	14
Other, net	—	1
Net Cash – Investing activities	(140)	(128)
Financing Activities
Short-term debt issued, net	4	—
Short-term debt repaid	—	(268)
Long-term debt repaid	(28)	(9)
Repurchase of common stock	(13)	(18)
Proceeds from exercise of employee stock options	8	63
Dividends paid	(196)	(175)
Other, net	(19)	(12)
Net Cash – Financing activities	(244)	(419)
Effect of exchange rate changes on cash	84	(34)
Changes in cash classified within assets held for sale	11	—
Net change in cash and cash equivalents	49	(204)
Cash and cash equivalents at beginning of year	1,121	1,019
Cash and cash equivalents at end of period	$1,170	$815
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$32	$36
Income taxes (net of refunds received)	$175	$110
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

Note 3. Acquisitions and Divestitures
2025 Asset Acquisition
Vacom Systems, LLC
At the beginning of the second quarter, we acquired Vacom Systems, LLC ("Vacom"), a wastewater treatment company that specializes in non-fouling, non-scaling evaporator and crystallizer systems, headquartered in Utah, U.S. The transaction has a total cash consideration of $42 million, of which $37 million was paid at closing. The remaining cash consideration will be paid over the next 12 to 18 months, subjected to working capital and other customary adjustments. Additionally, the transaction consideration contained an earn out of 5% royalty on future revenue generated in connection with Vacom's proprietary technologies during the first 5 years following the acquisition. The earn out has a maximum pay out of $25 million.
The Vacom transaction was accounted for as an asset acquisition because substantially all of the fair value of gross assets acquired were concentrated in its developed technology. On the acquisition date, the developed technology recognized in the condensed consolidated balance sheet is $49 million. The developed technology has a useful life of 15 years and will be amortized over its useful life on a straight-line basis within the Water Solutions and Services segment.
2025 Business Combination
Simply Clean Air and Water, Inc.
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

2024 Business Combination
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
On December 10, 2024, we acquired an additional 35.9% equity interest in Idrica for $154 million ($150 million, net of cash received) by exercising our call right and now hold an aggregate ownership interest in Idrica of 61.0%. This was accounted for as a step acquisition where the Company has applied the acquisition method of accounting in accordance with ASC 805, Business Combinations. The fair value of our call right was included within the fair value of previously held equity interest and recognized as part of the consideration transferred and the gain on remeasurement of our call right was also included in the gain on remeasurement of previously held equity interest (as discussed below). The Company recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months from the acquisition date).
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

The following table summarizes the preliminary acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed from Idrica:

(in millions)	Fair Value
Cash and cash equivalents	$4
Receivables	5
Prepaid and other current assets	6
Goodwill	522
Other intangible assets, net	165
Other non-current assets	15
Accounts payable	(8)
Accrued and other current liabilities	(5)
Short term borrowings and current maturities of long-term debt	(16)
Long term debt	(7)
Deferred income tax liabilities	(41)
Other non-current accrued liabilities	(3)
Total	$637
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
Our revenue and net loss attributable to the Idrica acquisition for the year ended December 31, 2024 and six months ended June 30, 2025 were not material. The $522 million of goodwill recognized, which is not deductible for U.S. income tax purposes, is primarily attributable to costs and revenue synergies and economies of scale expected from combining the operations of Idrica with Xylem.
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
•The preliminary estimates of fair value of Idrica’s identifiable intangible assets were determined using a combination of the income and cost approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement of the fair value hierarchy as defined in ASC 820, Fair Value Measurements. Intangible assets consisting of the customer relationships, backlog, and trade name were valued using the multi-period excess earnings method (“MEEM”) or the relief from royalty (“RFR”) method, both of which are forms of the income approach. The intangible asset related to Idrica’s developed technology was valued using the replacement cost approach.

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
Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Revenue from contracts with customers	$2,227	$2,037	$4,229	$3,947
Lease Revenue	74	132	141	255
Total	$2,301	$2,169	$4,370	$4,202

The following table reflects revenue from contracts with customers by application.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Water Infrastructure
Transport	$385	$371	$730	$708
Treatment	265	260	501	497

Applied Water
Building Solutions	270	255	517	495
Industrial Water	213	201	401	397

Measurement and Control Solutions
Smart Metering and Other	449	393	853	770
Analytics	91	89	177	174

Water Solutions and Services
Capital and Other	299	220	553	423
Services	255	248	497	483

Total	$2,227	$2,037	$4,229	$3,947

The following table reflects revenue from contracts with customers by geographical region.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Water Infrastructure
United States	$238	$225	$448	$429
Western Europe	239	225	450	436
Emerging Markets (a)	120	122	235	236
Other	53	59	98	104

Applied Water
United States	266	239	505	471
Western Europe	107	102	205	201
Emerging Markets (a)	77	84	142	157
Other	33	31	66	63

Measurement and Control Solutions
United States	360	329	682	634
Western Europe	89	77	166	159
Emerging Markets (a)	52	47	97	91
Other	39	29	85	60

Water Solutions and Services
United States	406	358	782	693
Western Europe	26	24	50	47
Emerging Markets (a)	57	41	106	83
Other	65	45	112	83

Total	$2,227	$2,037	$4,229	$3,947
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

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2024	$263	$315
Additions, net	264	191
Revenue recognized from opening balance	—	(201)
Billings transferred to accounts receivable	(239)	—
Foreign currency and other	(3)	(6)
Balance at June 30, 2024	$285	$299

Balance at January 1, 2025	$303	$322
Additions, net	230	214
Revenue recognized from opening balance	—	(227)
Billings transferred to accounts receivable	(156)	—
Foreign currency and Other	6	(4)
Balance at June 30, 2025	$383	$305
(a)Excludes receivable balances, which are disclosed on the Condensed Consolidated Balance Sheets
Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of June 30, 2025, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $1.8 billion. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 5. Restructuring and Asset Impairment Charges
Restructuring
During the three and six months ended June 30, 2025, we incurred restructuring charges of $22 million and $39 million, respectively. The incurred charges primarily related to actions taken to further streamline our organization through simplification efforts in order to strengthen our competitive positioning and ability to better serve our customers.
During the three and six months ended June 30, 2024, we incurred restructuring costs of $23 million and $32 million, respectively. We incurred these charges primarily as a result of our acquisition of Evoqua and our efforts to reposition our businesses to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers.

The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
By component:
Severance and other charges	$21	$8	$39	$17
Asset impairment	1	15	1	16
Reversal of restructuring accruals	—	—	(1)	(1)
Total restructuring costs	$22	$23	$39	$32
Asset impairment charges	4	—	8	1
Total restructuring and asset impairment charges	$26	$23	$47	$33

By segment:
Water Infrastructure	$9	$1	$22	$6
Applied Water	9	—	12	1
Measurement and Control Solutions	5	—	6	—
Water Solutions and Services	1	22	5	24
Corporate and other	2	—	2	2
The following table displays a roll-forward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within "Accrued and other current liabilities" and "Other non-current accrued liabilities", for the six months ended June 30, 2025 and 2024:

(in millions)	2025	2024
Restructuring accruals - January 1	$25	$24
Restructuring costs, net	39	32
Cash payments	(36)	(18)
Asset impairment	(1)	(16)
Stock based compensation expense included within AOCL	—	(2)
Foreign currency and other	2	(1)
Restructuring accruals - June 30	$29	$19

By segment:
Water Infrastructure	$4	$2
Applied Water	2	1
Measurement and Control Solutions	2	5
Water Solutions and Services	3	6
Regional selling locations (a)	18	3
Corporate and other	—	2
(a)Regional selling locations consist primarily of selling and marketing organizations and related support services that incurred restructuring expense that was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following table presents expected restructuring spend in 2025 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Corporate	Total
Actions Commenced in 2025:
Total expected costs	$37	$23	$8	$5	$4	$77
Costs incurred during Q1 2025	12	2	1	1	—	16
Costs incurred during Q2 2025	8	9	3	1	—	21
Total expected costs remaining	$17	$12	$4	$3	$4	$40
Actions Commenced in 2024:
Total expected costs	$15	$6	$1	$29	$1	$52
Costs incurred in 2024	14	5	1	28	1	49
Costs incurred during Q1 2025	—	1	—	—	—	1
Costs incurred during Q2 2025	1	—	—	—	—	1
Total expected costs remaining	$—	$—	$—	$1	$—	$1
The actions commenced in 2025 consist primarily of severance charges. The actions are expected to continue through the end of 2026.
The actions commenced in 2024 consist primarily of severance and asset impairment charges. The actions are expected to continue through the end of 2025.
Asset Impairment
During the second quarter of 2025, we recognized $4 million of impairment charges for internally developed software and software assets within our Measurement and Control Solutions and Corporate segments.
During the first quarter of 2025, we recognized $4 million of impairment charges for internally developed software within our Water Solutions and Services and Water Infrastructure segments.
During the first quarter of 2024, we recognized $1 million of impairment charges for internally developed software within Corporate.
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
The income tax provision for the three months ended June 30, 2025 was $75 million resulting in an effective tax rate of 25.0%, compared to a $53 million expense resulting in an effective tax rate of 21.4% for the same period in 2024. The income tax provision for the six months ended June 30, 2025 was $125 million resulting in an effective tax rate of 24.2%, compared to a $96 million expense resulting in an effective tax rate of 21.6% for the same period in 2024. The effective tax rate for the three and six month periods ended June 30, 2025 was higher than the U.S. federal statutory rate primarily due to mix of earnings across different jurisdictions.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. We are currently assessing its impact on our consolidated financial statements.
Unrecognized Tax Benefits
During 2019, Xylem’s Swedish subsidiary received a tax assessment from the Swedish Tax Agency (the "STA") for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. Xylem filed an appeal with the Administrative Court of Växjö, which rendered a decision adverse to Xylem in June 2022 for SEK837 million (approximately $88 million), consisting of the full tax assessment amount plus penalties and interest. Xylem appealed this decision with the intermediate appellate court, the Administrative Court of Appeal, and on May 15, 2024, that court rendered a decision in favor of Xylem and also remanded an issue to the trial court for resolution. In June 2024, the STA filed a notice of appeal of this decision to the Supreme Administrative Court, which declined to hear the case and remanded one issue back to the County Administrative Court for further consideration. Management, in consultation with external legal advisors, continues to believe it is more likely than not that Xylem will prevail on the proposed assessment and will continue to vigorously defend our position through this litigation. There can be no assurance that the final determination by the authorities will not be materially different than our position. As of June 30, 2025, we do not have any unrecognized tax benefits related to this tax position.

Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (in millions)	$226	$194	$395	$347
Shares (in thousands):
Weighted average common shares outstanding	243,370	242,538	243,227	242,182
Add: Participating securities (a)	27	34	24	31
Weighted average common shares outstanding — Basic	243,397	242,572	243,251	242,213
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	314	576	333	651
Dilutive effect of restricted stock units and performance share units	148	390	236	415
Weighted average common shares outstanding — Diluted	243,859	243,538	243,820	243,279
Basic earnings per share	$0.93	$0.80	$1.62	$1.43
Diluted earnings per share	$0.93	$0.80	$1.62	$1.43
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Stock options	1,006	979	936	1,116
Restricted stock units	442	452	390	440
Performance share units	181	311	207	326

Note 8. Inventories
The components of total inventories are summarized as follows:

(in millions)	June 30, 2025	December 31, 2024
Finished goods	$377	$341
Work in process	113	100
Raw materials	581	555
Total inventories	$1,071	$996

Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2025 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance as of January 1, 2025	$2,098	$884	$2,163	$2,835	$7,980
Activity in 2025
Foreign currency and other	90	20	124	23	257
Balance as of June 30, 2025	$2,188	$904	$2,287	$2,858	$8,237
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	June 30, 2025			December 31, 2024
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$2,185	$(656)	$1,529	$2,151	$(576)	$1,575
Proprietary technology and patents	431	(163)	268	360	(138)	222
Trademarks	185	(119)	66	182	(107)	75
Software	642	(420)	222	595	(367)	228
Other	196	(95)	101	194	(79)	115
Indefinite-lived intangibles	168	—	168	164	—	164
Other Intangibles	$3,807	$(1,453)	$2,354	$3,646	$(1,267)	$2,379
Amortization expense related to finite-lived intangible assets was $76 million and $153 million for the three and six-month periods ended June 30, 2025, respectively. Amortization expense related to finite-lived intangible assets was $83 million and $156 million for the three and six-month periods ended June 30, 2024, respectively.
During the second quarter of 2025, we recognized a $2 million impairment charge for internally developed software within our Measurement and Control Solutions segment and a $2 million impairment charge for software within our Corporate segment.
During the first quarter of 2025, we recognized $1 million and $3 million impairment charges for internally developed software within our Water Infrastructure and Water Solutions and Services segments, respectively.
During the second quarter of 2024, we recognized a $13 million impairment charge primarily related to customer relationships and trademarks due to restructuring actions within our Water Solutions and Services segment.
During the first quarter of 2024, we recognized a $1 million impairment charge for internally developed software within our Corporate segment.

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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures for which we enter into cash flow hedges relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty, and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $365 million and $657 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, sell Canadian Dollar and purchase Euro, sell Canadian Dollar and purchase U.S. Dollar, purchase Polish Zloty and sell Euro, and sell Australian Dollar and purchase Euro. The purchased notional amounts associated with these currency derivatives are $143 million, $97 million, $53 million, $24 million, $20 million, $15 million, and $13 million, respectively. As of December 31, 2024, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, sell Canadian Dollar and purchase Euro, sell Canadian Dollar and purchase U.S. Dollar, purchase Polish Zloty and sell Euro, and sell Australian Dollar and purchase Euro. The purchased notional amounts associated with these currency derivatives are $258 million, $169 million, $90 million, $42 million, $40 million, $34 million, and $24 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross-Currency Swaps
Beginning in 2015, we entered into cross-currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019, third quarter of 2020, and second quarter of 2022 we entered into additional cross-currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $3,156 million and $2,181 million as of June 30, 2025 and December 31, 2024, respectively.
In May 2025, we completed a transaction to effectively amend and extend the cross-currency swaps maturing in July 2031. The liability position of the existing cross-currency swaps was blended into a new cross-currency swap agreement with a notional amount of $1,200 million maturing in January 2032.
In February 2025, we completed a transaction to effectively amend and extend the cross-currency swaps maturing in January 2028. The liability position of the existing cross-currency swaps was blended into a new cross-currency swap agreement with a notional amount of $509 million maturing in July 2028.

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income. Items in the table below reflect changes in "Other comprehensive income (loss)" ("OCI/L") within the Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain (loss) recognized in OCL	$15	$—	$30	$(3)
Amount of loss reclassified from OCL into Revenue	2	—	5	—
Amount of (gain) reclassified from OCL into Cost of revenue	(1)	(1)	(2)	—

Derivatives Net Investment Hedges
Cross-Currency Swaps
Amount of (loss) gain recognized in OCL	$(271)	$21	$(355)	$61
Amount of income recognized in Interest expense	9	8	20	16
As of June 30, 2025, $17 million of net gains on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of June 30, 2025, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our derivative contracts currently included in our hedging program were as follows:

(in millions)	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Prepaid and other current assets	$14	$3
Net Investment Hedges
Other non-current assets	$—	$50
Liabilities
Cash Flow Hedges
Accrued and other current liabilities	$—	$(15)
Net Investment Hedges
Other non-current accrued liabilities	$(333)	$(30)

Note 11. Current Liabilities
The components of total Accrued and other current liabilities are as follows:

(in millions)	June 30, 2025	December 31, 2024
Compensation and other employee-benefits	$335	$409
Customer-related liabilities	385	384
Accrued taxes	168	201
Lease liabilities	128	109
Accrued warranty costs	45	43
Other accrued liabilities	125	125
Total accrued and other current liabilities	$1,186	$1,271
The Company facilitates the opportunity for suppliers to participate in voluntary supply chain financing programs with third-party financial institutions. Xylem agrees on commercial terms, including payment terms, with suppliers regardless of program participation. The Company does not determine the terms or conditions of the arrangement between suppliers and the third-party financial institutions. Participating suppliers are paid directly by the third-party financial institution. Xylem pays the third-party financial institution the stated amount of confirmed invoices from its designated suppliers at the original invoice amount on the original maturity dates of the invoices, ranging from 45 to 180 days. Xylem does not pay fees related to these programs. Xylem or the third-party financial institutions may terminate the agreements upon at least 30 days’ notice. The total outstanding balance presented within "Accounts payable" on our Condensed Consolidated Balance Sheets under these programs is $278 million and $250 million as of June 30, 2025 and December 31, 2024, respectively.
The table below provides changes in the confirmed obligations outstanding related to our supplier financing programs over the six months ended June 30, 2025:

(in millions)	2025
Confirmed obligations outstanding – January 1	$250
Invoices confirmed	523
Confirmed invoices paid	(500)
Foreign currency and other	5
Confirmed obligations outstanding – June 30	$278

Note 12. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	June 30, 2025	December 31, 2024
3.250% Senior Notes due 2026 (a)	$500	$500
1.950% Senior Notes due 2028 (a)	500	500
2.250% Senior Notes due 2031 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Equipment Financing due 2025 to 2032	78	106
Other	31	25
Debt issuance costs and unamortized discount (b)	(13)	(15)
Total debt	1,996	2,016
Less: short-term borrowings and current maturities of long-term debt	68	38
Total long-term debt	$1,928	$1,978
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2026 was $492 million and $488 million as of June 30, 2025 and December 31, 2024, respectively. The fair value of our Senior Notes due 2028 was $472 million and $459 million as of June 30, 2025 and December 31, 2024, respectively. The fair value of our Senior Notes due 2031 was $443 million and $427 million as of June 30, 2025 and December 31, 2024, respectively. The fair value of our Senior Notes due 2046 was $325 million and $327 million as of June 30, 2025 and December 31, 2024, respectively.
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
Interest on the Green Bond is payable on January 30 and July 30 of each year. As of June 30, 2025, we are in compliance with all covenants for the Green Bond.
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
Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of June 30, 2025, we are in compliance with all covenants for the Senior Notes.
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
The 2023 Credit Facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio (or maximum leverage ratio), which will be based on the last four fiscal quarters. In accordance with the terms of the agreement to the 2023 Credit Facility, Xylem may not exceed a maximum leverage ratio of 4.00 to 1.00 for a period of four consecutive fiscal quarters beginning with the fiscal quarter during which a material acquisition is consummated and a maximum leverage ratio of 3.50 to 1.00 thereafter for a minimum of four fiscal quarters before another material acquisition is consummated. In addition, the 2023 Credit Facility contains a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2023 Credit Facility also contains customary events of default. Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2023 Credit Facility, subject to certain requirements and conditions set forth in the 2023 Credit Facility. As of June 30, 2025, the 2023 Credit Facility was undrawn, and we are in compliance with all revolver covenants. The 2023 Credit Facility has availability of $1 billion, comprised of the $1 billion aggregate principal as of June 30, 2025.
Equipment Financing
The Company has secured financing agreements that require providing a security interest in specified equipment and, in some cases, the underlying contract and related receivables. As of June 30, 2025, the gross and net amounts of those assets are included on the Consolidated Balance Sheets as follows:

	June 30, 2025
(in millions)	Gross	Net
Property, plant, and equipment, net	$60	$47
Receivables, net	3	3
Prepaid and other current assets	8	8
Other non-current assets	191	190
	$262	$248

As of June 30, 2025 the future maturities of our debt were as follows:

(in millions)	Maturity
From July 1, 2025 through December 31, 2025	$35
2026	520
2027	17
2028	512
2029	18
Thereafter	907
Total Future Maturities	2,009
Debt issuance costs and unamortized discount (a)	(13)
Total	$1,996
(a) The debt issuance costs and unamortized discount is recognized as a reduction in the carrying value of the Senior Notes in the Consolidated Balance Sheets and is being amortized to interest expense in our Consolidated Income Statements over the expected remaining terms of the Senior Notes.
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $1 billion inclusive of the 2023 Credit Facility. As of June 30, 2025 and December 31, 2024, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding, respectively.
Euro Commercial Paper Program
On June 3, 2019, Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $586 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of June 30, 2025 and December 31, 2024, none of the Company's Euro commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.
Note 13. Post-retirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Domestic defined benefit pension plans:
Service cost	$—	$—	$1	$1
Interest cost	1	1	2	2
Expected return on plan assets	(2)	(2)	(3)	(3)
Amortization of net actuarial loss	1	1	1	1
Net periodic benefit cost	$—	$—	$1	$1
International defined benefit pension plans:
Service cost	$3	$3	$5	$5
Interest cost	4	4	8	8
Expected return on plan assets	(3)	(3)	(6)	(6)
Net periodic benefit cost	$4	$4	$7	$7
Total net periodic benefit cost	$4	$4	$8	$8

The components of net periodic benefit cost, other than the service cost component, are included in the line item "Other non-operating income, net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other post-retirement employee benefit plans was less than $1 million, including net credits recognized into "Other comprehensive income (loss)" of less than $1 million, for each of the three and six months ended June 30, 2025 and 2024, respectively.
We contributed $9 million and $7 million to our defined benefit plans for the six months ended June 30, 2025 and 2024, respectively. Additional contributions ranging between approximately $11 million and $15 million are expected to be made during the remainder of 2025.

Note 14. Equity
The following table shows the changes in stockholders' equity for the six months ended June 30, 2025:

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2025	$3	$8,687	$3,140	$(435)	$(753)	$5	$10,647
Net income	—	—	169	—	—	—	169
Other comprehensive income, net	—	—	—	98	—	—	98
Dividends declared ($0.40 per share)	—	—	(98)	—	—	—	(98)
Net income attributable to non-controlling interests	—	—	—	—	—	1	1
Stock incentive plan activity	—	18	—	—	(13)	—	5
Balance at March 31, 2025	$3	$8,705	$3,211	$(337)	$(766)	$6	$10,822
Net income	—	—	226	—	—	—	226
Other comprehensive income, net	—	—	—	115	—	—	115
Other activity	—	—	—	—	—	1	1
Dividends declared ($0.40 per share)	—	—	(98)	—	—	—	(98)
Distribution to minority shareholders	—	—	—	—	—	(2)	(2)
Net income attributable to non-controlling interests	—	—	—	—	—	2	2
Stock incentive plan activity	—	15	—	—	—	—	15
Balance at June 30, 2025	$3	$8,720	$3,339	$(222)	$(766)	$7	$11,081

The following table shows the changes in stockholders' equity for the six months ended June 30, 2024:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2024	$3	$8,564	$2,601	$(269)	$(733)	$10	$10,176
Net income	—	—	153	—	—	—	153
Other comprehensive loss, net	—	—	—	(76)	—	—	(76)
Other activity	—	—	—	—	—	(2)	(2)
Dividends declared ($0.36 per share)	—	—	(87)	—	—	—	(87)
Stock incentive plan activity	—	54	—	—	(15)	—	39
Balance at March 31, 2024	$3	$8,618	$2,667	$(345)	$(748)	$8	$10,203
Net income	—	—	194	—	—	—	194
Other comprehensive loss, net	—	—	—	—	—	—	—
Other activity	—	—	—	—	—	(1)	(1)
Dividends declared ($0.36 per share)	—	—	(87)	—	—	—	(87)
Stock incentive plan activity	—	42	—	—	(3)	—	39
Balance at June 30, 2024	$3	$8,660	$2,774	$(345)	$(751)	$7	$10,348

Note 15. Share-Based Compensation Plans
Share-based compensation expense was $13 million and $25 million during the three and six months ended June 30, 2025, respectively, and $13 million and $31 million during the three and six months ended June 30, 2024, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $12 million, $45 million and $20 million, respectively, at June 30, 2025 and is expected to be recognized over a weighted average period of 2.2, 2.0 and 2.1 years, respectively. The amount of cash received from the exercise of stock options was $8 million and $63 million for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, there were approximately 4.8 million shares of common stock available for future awards.

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2025:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2025	1,182	$84.76	6.3	$40
Granted	253	129.64
Exercised	(118)	63.65
Forfeited and expired	(30)	110.86
Outstanding at June 30, 2025	1,287	$94.87	6.4	$43
Options exercisable at June 30, 2025	863	$79.28	5.0	$42
Vested and expected to vest as of June 30, 2025	1,229	$93.30	6.2	$43
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the six months ended June 30, 2025 was $7 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2025 grants:

Volatility	26.70%
Risk-free interest rate	4.10%
Dividend yield	1.23%
Expected term (in years)	5.5
Weighted-average fair value / share	$36.94
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
Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the six months ended June 30, 2025. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2025	632	$111.33
Granted	235	129.39
Vested	(301)	106.27
Forfeited	(33)	118.19
Outstanding at June 30, 2025	533	$121.72

ROIC and Adjusted EBITDA Performance Share Unit Grants
The following is a summary of our ROIC and EBITDA grants for the six months ended June 30, 2025. The fair value of the adjusted EBITDA performance share units is equal to the closing share price on the date of the grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2025	77	$105.02
Adjustment for Performance Condition Achieved (a)	19	86.77
Vested	(44)	86.77
Forfeited	(5)	113.55
Outstanding at June 30, 2025	47	$113.92
(a) Represents an increase in the number of original ROIC performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.
TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the six months ended June 30, 2025:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2025	155	$125.42
Granted	53	180.50
Adjustment for Market Condition Achieved (a)	(14)	71.15
Vested	(37)	71.15
Forfeited	(11)	149.29
Outstanding at June 30, 2025	146	$157.27
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

Volatility	25.80%
Risk-free interest rate	4.01%

Revenue Performance Share Unit Grants
The following is a summary of our Revenue performance share unit grants for the six months ended June 30, 2025:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2025	77	$105.06
Adjustment for Performance Condition Achieved (a)	19	86.77
Vested	(44)	86.77
Forfeited	(5)	113.56
Outstanding at June 30, 2025	47	$113.92
(a) Represents an increase in the number of original REV performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.
EPS Performance Share Unit Grants
The following is a summary of our EPS performance share unit grants for the six months ended June 30, 2025:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2025	—	$—
Granted	53	129.67
Forfeited	(2)	129.67
Outstanding at June 30, 2025	51	$129.67
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

Note 16. Capital Stock
For the three and six months ended June 30, 2025 the Company repurchased less than 0.1 million shares of common stock for less than $1 million and 0.1 million shares of common stock for $13 million, respectively. For the three and six months ended June 30, 2024 the Company repurchased less than 0.1 million shares of common stock for $3 million and 0.1 million shares of common stock for $18 million, respectively. Repurchases may include share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under the program for the three and six months ended June 30, 2025 and June 30, 2024. There are up to $182 million in shares that may still be purchased under this plan as of June 30, 2025.

Aside from the aforementioned repurchase programs, we repurchased less than 0.1 million shares and 0.1 million shares for approximately less than $1 million and $13 million for the three and six months ended June 30, 2025, and less than 0.1 million shares and 0.1 million shares for $3 million and $18 million for the three and six months ended June 30, 2024, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units.

Note 17. Accumulated Other Comprehensive Loss
The following table provides the components of accumulated other comprehensive loss ("AOCL") for the six months ended June 30, 2025:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2025	$(368)	$(53)	$(14)	$(435)
Foreign currency translation adjustment	56	—	—	56
Amount of currency translation adjustment relating to divestiture of foreign subsidiaries reclassified into net income	8	—	—	8
Tax on foreign currency translation adjustment	20	—	—	20
Foreign currency translation adjustment for post-retirement benefit plans	—	(1)	—	(1)
Unrealized gain on derivative hedge agreements	—	—	15	15
Income tax benefit on unrealized gain on derivative hedge agreements	—	—	(2)	(2)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	3	3
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(1)	(1)
Balance at March 31, 2025	$(284)	$(54)	$1	$(337)
Foreign currency translation adjustment	37	—	—	37
Tax on foreign currency translation adjustment	65	—	—	65
Amortization of prior service credit and actuarial loss on post-retirement benefit plans into other non-operating income, net	—	1	—	1
Foreign currency translation adjustment for post-retirement benefit plans	—	(2)	—	(2)
Unrealized gain on derivative hedge agreements	—	—	15	15
Income tax benefit on unrealized gain on derivative hedge agreements	—	—	(2)	(2)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	2	2
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(1)	(1)
Balance at June 30, 2025	$(182)	$(55)	$15	$(222)

The following table provides the components of AOCL for the six months ended June 30, 2024:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2024	$(196)	$(72)	$(1)	$(269)
Foreign currency translation adjustment	(65)	—	—	(65)
Tax on foreign currency translation adjustment	(10)	—	—	(10)
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Foreign currency translation adjustment for post-retirement benefit plans	—	2	—	2
Unrealized loss on derivative hedge agreements	—	—	(3)	(3)
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at March 31, 2024	$(271)	$(71)	$(3)	$(345)
Foreign currency translation adjustment	6	—	—	6
Tax on foreign currency translation adjustment	(5)	—	—	(5)
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(1)	(1)
Balance at June 30, 2024	$(270)	$(71)	$(4)	$(345)

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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $7 million and $4 million as of June 30, 2025 and December 31, 2024, respectively, for these general legal matters.
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of June 30, 2025 and December 31, 2024, the amount of surety bonds, bank guarantees, insurance letters of credit, and stand-by letters of credit was $798 million and $758 million, respectively.
Environmental
In the ordinary course of business, we are subject to federal, state, local, and foreign environmental laws and regulations. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of sites in various countries. Our accrued environmental liabilities represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures at these sites, as well as related legal fees. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million as of June 30, 2025 and December 31, 2024 for environmental matters.

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
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defects and specific non-performance. The table below provides changes in the combined current and non-current product warranty accruals over each period:

(in millions)	2025	2024
Warranty accrual – January 1	$57	$63
Net charges for product warranties in the period	18	17
Settlement of warranty claims	(15)	(18)
Foreign currency and other	1	—
Warranty accrual – June 30	$61	$62

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

Disaggregated asset information by segment is not provided to the chief operating decision maker ("CODM") for review, therefore, such information is not presented. The following tables contain financial information provided to the CODM for each reportable segment:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for three months ended June 30, 2025
Revenue	$650	$483	$540	$628	$2,301
Less:
Adjusted cost of revenue (a)	365	299	324	403
Adjusted operating expenses (a)	158	90	118	119
Other segment items (b)	24	10	30	28
Segment operating income	$103	$84	$68	$78	$333
Reconciliation of segment operating income
Corporate and other (loss)					(28)
Interest expense					(9)
Other non-operating income, net					3
Income before income taxes					$299

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for three months ended June 30, 2024
Revenue	$631	$456	$482	$600	$2,169
Less:
Adjusted cost of revenue (a)	365	295	282	385
Adjusted operating expenses (a)	165	88	104	116
Other segment items (b)	23	2	17	52
Segment operating income	$78	$71	$79	$47	$275
Reconciliation of segment operating income
Corporate and other (loss)					(22)
Interest expense					(11)
Other non-operating income, net					4
Gain/(loss) on sale of businesses					1
Income before income taxes					$247

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for six months ended June 30, 2025
Revenue	$1,231	$918	$1,030	$1,191	$4,370
Less:
Adjusted cost of revenue (a)	694	577	627	774
Adjusted operating expenses (a)	303	170	223	233
Other segment items (b)	51	15	56	62
Segment operating income	$183	$156	$124	$122	$585
Reconciliation of segment operating income
Corporate and other (loss)					(49)
Interest expense					(17)
Other non-operating income, net					7
Gain/(loss) on sale of businesses					(10)
Income before income taxes					$516

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for six months ended June 30, 2024
Revenue	$1,205	$892	$944	$1,161	$4,202
Less:
Adjusted cost of revenue (a)	692	583	557	752
Adjusted operating expenses (a)	324	173	205	227
Other segment items (b)	51	4	33	85
Segment operating income	$138	$132	$149	$97	$516
Reconciliation of segment operating income
Corporate and other (loss)					(54)
Interest expense					(25)
Other non-operating income, net					10
Gain/(loss) on sale of businesses					(4)
Income before income taxes					$443
(a) Adjusted costs of revenue and adjusted operating expenses represent segment-level information that are regularly provided to the CODM. These balances represent costs of revenue and operating expenses, respectively, adjusted to exclude purchase accounting intangible amortization, restructuring and realignment expenses, and special charges.
(b) Other segment items for each segment represents purchase accounting intangible amortization, restructuring and realignment expenses, and special charges, which are excluded from the above significant expense categories regularly provided to the CODM in line with our adjusted measures as outlined in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.

The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies" section of Note 1 in the Annual Report. The following table contains financial information for each reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Depreciation and Amortization:
Water Infrastructure	$24	$37	$47	$68
Applied Water	9	7	17	14
Measurement and Control Solutions	44	32	83	65
Water Solutions and Services	71	66	139	126
Corporate and other	(3)	3	4	6
Total	$145	$145	$290	$279
Capital Expenditures:
Water Infrastructure	$11	$9	$22	$17
Applied Water	5	3	14	8
Measurement and Control Solutions	20	19	36	37
Water Solutions and Services	43	33	63	66
Regional selling locations (a)	10	5	17	11
Corporate and other	9	4	17	8
Total	$98	$73	$169	$147
(a)Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.

Note 20. Redeemable Non-Controlling Interest
The holder of the non-controlling interest in Idrica, which is a consolidated subsidiary of the Company, has a right to sell the remaining equity interest in Idrica to the Company for cash (the “Put Right”). The Put Right is exercisable after December 10, 2027 and has a fixed strike price of €168 million during the first two years after it is exercisable. Beginning in the third year of exercisability, the Put Right is exercisable at the fair market value of underlying equity interests. Redeemable non-controlling interest is reflected in the consolidated balance sheets at the greater of the carrying value or the redemption value. As of June 30, 2025, the redeemable non-controlling interest is reflected in the consolidated balance sheet at its carrying value.
The following table shows the changes in the redeemable non-controlling interest for the six months ended June 30, 2025:

(in millions)
Balance at January 1, 2025	$235
Net loss attributable to non-controlling interest	(3)
Balance at March 31, 2025	$232
Net loss attributable to non-controlling interest	(4)
Balance at June 30, 2025	$228

Note 21. Subsequent Events
EMX Holdings, Inc.
On July 23, 2025, we completed the acquisition of 100% ownership in EMX Holdings, Inc. and its subsidiary ("EnviroMix"). EnviroMix is headquartered in South Carolina, U.S., and provides mixing and process control products and services to municipal and industrial customers. The transaction had a purchase price of $108 million in cash, subject to working capital and other ordinary adjustments. EnviroMix will be included in the Water Infrastructure segment. We are currently in the process of finalizing the initial accounting for the transaction, which will be reflected in the financial results of the third quarter of 2025.

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
•Water Infrastructure serves the water infrastructure sector with transportation and treatment of water, offering a range of products including water, wastewater and storm water pumps, controls and systems; treatment equipment: filtration and separation, disinfection, wastewater solutions for municipal and industrial applications.
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
Executive Summary
Xylem reported revenue for the second quarter of 2025 of $2,301 million, an increase of 6.1% compared to $2,169 million reported in the second quarter of 2024. The revenue increase consisted primarily of organic growth of 5.5% across all of our segments, led by strong volume in our Measurement and Control Solutions segment.
Additional financial highlights for the quarter ended June 30, 2025 include the following:
•Orders of $2,174 million, up 4.1% from $2,087 million in the prior year period, and up 3.7% on an organic basis.
•Earnings per share of $0.93, up 16.3% compared to prior year ($1.26, up 15.6% versus prior year, on an adjusted basis).
•Net income attributable to Xylem as a percent of revenue of 9.8%, up 90 basis points compared to 8.9% in the prior year. Adjusted EBITDA margin of 21.8%, up 100 basis points when compared to 20.8% in the prior year.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions, except for per share data)	2025		2024		2025		2024
Net income attributable to Xylem & Earnings per share	$226	$0.93	$194	$0.80	$395	$1.62	$347	$1.43
Restructuring and realignment	29	0.12	29	0.12	56	0.23	44	0.18
Acquired intangible amortization	54	0.22	57	0.23	110	0.45	111	0.45
Special charges	13	0.05	13	0.04	25	0.10	29	0.11
Tax-related special items	5	0.02	(6)	(0.02)	5	0.02	(8)	(0.03)
Loss/(gain) from sale of business	—	—	(1)	—	10	0.04	4	0.02
Tax effects of adjustments (a)	(20)	(0.08)	(20)	(0.08)	(42)	(0.17)	(42)	(0.17)
Adjusted net income & Adjusted earnings per share	$307	$1.26	$266	$1.09	$559	$2.29	$485	$1.99
Weighted average number of shares - diluted	243.9		243.5		243.8		243.3

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

	Six Months Ended
	June 30,
(in millions)	2025	2024
Net cash provided by operating activities	$338	$377
Capital expenditures	(169)	(147)
Free cash flow	$169	$230
Net cash used in investing activities	$(140)	$(128)
Net cash used by financing activities	$(244)	$(419)

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2025	2024	Change		2025	2024	Change
Revenue	$2,301	$2,169	6.1%		$4,370	$4,202	4.0%
Gross profit	892	819	8.9%		1,660	1,571	5.7%
Gross margin	38.8%	37.8%	100	bp	38.0%	37.4%	60	bp
Total operating expenses	587	566	3.7%		1,124	1,109	1.4%
Expense to revenue ratio	25.5%	26.1%	(60)	bp	25.7%	26.4%	(70)	bp
Operating income	305	253	20.6%		536	462	16.0%
Operating margin	13.3%	11.7%	160	bp	12.3%	11.0%	130	bp
Interest and other non-operating expense, net	(6)	(7)	(14.3)%		(10)	(15)	(33.3)%
(Loss)/gain on sale of businesses	—	1	(100.0)%		(10)	(4)	150.0%
Income tax expense	(75)	(53)	41.5%		(125)	(96)	30.2%
Tax rate	25.0%	21.4%	360	bp	24.2%	21.6%	260	bp
Net income	$224	$194	15.5%		$391	$347	12.7%
Net loss attributable to non-controlling interest	2	—	NM		4	—	NM
Net income attributable to Xylem	$226	$194	16.5%		$395	$347	13.8	bp
NM - Not meaningful change
Revenue
Revenue generated during the three and six months ended June 30, 2025 was $2,301 million and $4,370 million, respectively, reflecting an increase of $132 million, or 6.1%, and an increase of $168 million, or 4.0% compared to the prior year. Organic revenue increased $120 million, or 5.5%, and $187 million, or 4.5% for the three and six months ended June 30, 2025, respectively. Foreign currency translation had a favorable impact on revenue of $23 million for the three months ended June 30, 2025, and an unfavorable impact on revenue of $3 million for the six months ended June 30, 2025. Revenue growth was negatively impacted by $11 million, and $16 million due to acquisitions and divestitures, net, for the three and six months ended June 30, 2025, respectively. The increase in organic revenue primarily reflects strength in the U.S. and Canada, driven by price realization and increased volume for the three months ended June 30, 2025 and increased volume and backlog execution for the six months ended June 30, 2025.

The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three and six months ended June 30, 2025:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2024 Revenue	$631		$456		$482		$600		$2,169
Organic Growth	26	4.1%	21	4.7%	46	9.4%	27	4.6%	120	5.5%
Acquisitions/(Divestitures)	(19)	(3.0)%	—	—%	8	1.5%	—	—%	(11)	(0.5)%
Constant Currency	7	1.1%	21	4.7%	54	10.9%	27	4.6%	109	5.0%
Foreign currency translation (a)	12	2.0%	6	1.1%	4	1.0%	1	0.1%	23	1.1%
Total change in revenue	19	3.1%	27	5.8%	58	11.9%	28	4.7%	132	6.1%
2025 Revenue	$650		$483		$540		$628		$2,301
(a)Foreign currency translation impact for the year due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, British Pound and the Swedish Krona.

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2024 Revenue	$1,205		$892		$944		$1,161		$4,202
Organic Growth	54	4.5%	26	2.9%	73	7.7%	34	3.0%	187	4.5%
Acquisitions/(Divestitures)	(29)	(2.4)%	—	—%	13	1.4%	—	—%	(16)	(0.4)%
Constant Currency	25	2.1%	26	2.9%	86	9.1%	34	3.0%	171	4.1%
Foreign currency translation (a)	1	0.1%	—	—%	—	—%	(4)	(0.4)%	(3)	(0.1)%
Total change in revenue	26	2.2%	26	2.9%	86	9.1%	30	2.6%	168	4.0%
2025 Revenue	$1,231		$918		$1,030		$1,191		$4,370
(a)Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Canadian Dollar, Mexican Peso and the Australian Dollar partially offset by the strengthening of the Euro and the British Pound.
Water Infrastructure
Water Infrastructure revenue increased $19 million, or 3.1%, for the second quarter of 2025 as compared to the prior year. Revenue growth for the quarter included organic revenue growth of $26 million, or 4.1% and $12 million of favorable impacts from foreign currency translation partially offset by a loss of $19 million of revenue from divestitures. The treatment application contributed $19 million of organic revenue growth, driven by backlog execution and capital projects in the emerging markets and price realization in the U.S. Organic growth for the transport applications was $7 million, led by increased sales volume in the U.S.

Water Infrastructure revenue increased $26 million, or 2.2%, for the six months ended June 30, 2025 as compared to the prior year. Revenue growth included organic revenue growth of $54 million, or 4.5% and $1 million of favorable impacts from foreign currency translation partially offset by a loss of $29 million of revenue from divestitures. The treatment application contributed $31 million of organic revenue growth, led by strong volume and backlog execution in the emerging markets and the U.S. Organic growth for the transport application was $23 million, led by strong backlog execution and order intake in western Europe and emerging markets, and higher volume in the U.S.
Applied Water
Applied Water revenue increased $27 million, or 5.8%, for the second quarter of 2025 as compared to the prior year. Revenue growth for the quarter included organic revenue growth of $21 million, or 4.7% and $6 million of favorable foreign currency translation. Organic growth was driven by growth in the building solutions applications of $13 million, led by price and increased sales volume in the U.S, partially offset by lapping of project orders in western Europe. The industrial application had organic growth of $9 million primarily due to price realization in the U.S and western Europe.
Applied Water revenue increased $26 million, or 2.9%, for the six months ended June 30, 2025 as compared to the prior year, consisting entirely of organic growth. Organic growth was driven by growth in the building solutions applications of $23 million, led by price and increased sales volume in the U.S., partially offset by order softness in the emerging markets. The industrial application had organic growth of $3 million due to price and volume in north America and western Europe, partially offset by order softness in the emerging markets.
Measurement and Control Solutions
Measurement and Control Solutions revenue increased $58 million, or 11.9%, for the second quarter of 2025 as compared to the prior year. The revenue growth was primarily driven by organic growth of $46 million, or 9.4%, with an additional increase from acquisitions of $8 million, and $4 million of favorable foreign currency translation. Organic revenue growth during the quarter was driven by $45 million from the smart metering and other applications, due primarily to backlog execution from energy in north America, partially offset by declines in water, in the U.S.
Measurement and Control Solutions revenue increased $86 million, or 9.1%, for the six months ended June 30, 2025 as compared to the prior year. The revenue increase was primarily driven by organic growth of $73 million, or 7.7%, with an additional increase from acquisitions of $13 million. Organic revenue increased by $70 million in the smart metering and other applications, due primarily to backlog execution from energy in north America and water project deliveries in the emerging markets. These increases were partially offset by organic declines in water due to lower demand in the U.S. following strong prior year backlog execution. The analytics application was up $3 million organically, driven by increased demand in the U.S.
Water Solutions and Services
Water Solutions and Services revenue increased $28 million, or 4.7%, for the second quarter of 2025 as compared to the prior year. The revenue growth was primarily driven by organic revenue growth of $27 million, or 4.6% and $1 million of favorable impacts from foreign currency translation. Organic revenue growth was led by service growth of $16 million, primarily due to increased volume and price realization in the U.S. Organic revenue from the capital and other applications increased by $11 million due to increased capital project revenue in the U.S. and volume in the emerging markets.
Water Solutions and Services revenue increased $30 million, or 2.6%, for the six months ended June 30, 2025 as compared to the prior year. The revenue growth was primarily driven by organic revenue growth of $34 million, or 3.0%, partially offset by $4 million of unfavorable impacts from foreign currency translation. Organic revenue growth was led by service growth of $24 million, primarily due to increased volume and price realization in the U.S. and emerging markets. Organic revenue from the capital and other applications increased by $10 million due to increased project revenue in the U.S., partially offset by lapping of capital project revenue in the emerging markets.

Orders / Backlog
Orders
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business.
The following tables illustrate the impact from organic decline/growth, recent acquisitions and divestitures, and foreign currency translation in relation to orders during the three and six months ended June 30, 2025:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2024 Orders	$690		$465		$384		$548		$2,087
Organic Impact	(14)	(1.9)%	18	3.9%	45	11.7%	28	4.9%	77	3.7%
Acquisitions/(Divestitures)	(16)	(2.3)%	—	—%	3	0.8%	—	—%	(13)	(0.7)%
Constant Currency	(30)	(4.2)%	18	3.9%	48	12.5%	28	4.9%	64	3.0%
Foreign currency translation (a)	12	1.7%	5	1.0%	5	1.2%	1	0.2%	23	1.1%
Total change in orders	(18)	(2.5)%	23	4.9%	53	13.7%	29	5.1%	87	4.1%
2025 Orders	$672		$488		$437		$577		$2,174
(a)Foreign currency translation impact for the year due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, British Pound and the Swedish Krona.

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2024 Orders	$1,336		$945		$813		$1,239		$4,333
Organic Impact	(8)	(0.6)%	30	3.2%	12	1.5%	(10)	(0.8)%	24	0.6%
Acquisitions/(Divestitures)	(30)	(2.2)%	—	—%	12	1.5%	—	—%	(18)	(0.4)%
Constant Currency	(38)	(2.8)%	30	3.2%	24	3.0%	(10)	(0.8)%	6	0.2%
Foreign currency translation (a)	—	—%	(1)	(0.1)%	2	0.2%	(8)	(0.7)%	(7)	(0.2)%
Total change in orders	(38)	(2.8)%	29	3.1%	26	3.2%	(18)	(1.5)%	(1)	—%
2025 Orders	$1,298		$974		$839		$1,221		$4,332
(a)Foreign currency translation impact for the year due to the weakening in value of various currencies against the U.S. Dollar, the largest being the Canadian Dollar, Mexican Peso and the Australian Dollar partially offset by the strengthening of the Euro and the British Pound.

Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, capital projects require longer lead production cycles and deployment schedules and delays occur from time to time. Total backlog was $5,018 million at June 30, 2025, a decrease of $138 million or 2.7%, as compared to June 30, 2024 backlog of $5,156 million. The decrease in backlog was driven by increased revenue outpacing order intake and contract wins in the current period, partially offset by favorable impacts from foreign currency translation. Backlog decreased in the Measurement and Control Solutions segment due to strong backlog execution and improved lead times, partially offset by backlog growth in the Water Infrastructure, Water Solutions and Services, and Applied Water segments primarily due to orders and contract wins outpacing revenue. Backlog decreased $52 million or 1.0% at June 30, 2025, as compared to December 31, 2024 backlog of $5,070 million. We anticipate that approximately 40% of the backlog as of June 30, 2025 will be recognized as revenue in the remainder of 2025. There were no significant order cancellations during the quarter.
Gross Margin
Gross margin as a percentage of revenue increased 100 basis points to 38.8% for the three months ended June 30, 2025, as compared to 37.8% for the three months ended June 30, 2024. The gross margin increase included favorable impacts of 30 basis points from decreases in acquired intangible amortization and special charges as compared to the prior year, and 360 basis points of favorable operational impacts, driven almost entirely by 210 basis points of productivity savings and 130 basis points of price realization. These increases in gross margin were offset by 330 basis points of unfavorable operational impacts driven by 180 basis points of inflation and 60 basis points of unfavorable mix.
Gross margin as a percentage of revenue increased 60 basis points to 38.0% for the six months ended June 30, 2025, as compared to 37.4% for the six months ended June 30, 2024. The gross margin increase included favorable impacts of 20 basis points from decreases in acquired intangible amortization and special charges as compared to the prior year and favorable operational impacts of 380 basis points, driven almost entirely by 240 basis points of productivity savings and 130 basis points of price realization. These increases in gross margin were offset by 340 basis points of unfavorable operational impacts driven by 170 basis points of inflation and 80 basis points of unfavorable mix.

Operating Expenses
The following table presents operating expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2025	2024	Change		2025	2024	Change
Selling, general and administrative expenses	$503	$485	3.7%		$963	$959	0.4%
SG&A as a % of revenue	21.9%	22.4%	(50)	bp	22.0%	22.8%	(80)	bp
Research and development expenses	58	58	—%		114	117	(2.6)%
R&D as a % of revenue	2.5%	2.7%	(20)	bp	2.6%	2.8%	(20)	bp
Restructuring and asset impairment charges	26	23	13.0%		47	33	42.4%
Operating expenses	$587	$566	3.7%		$1,124	$1,109	1.4%
Expense to revenue ratio	25.5%	26.1%	(60)	bp	25.7%	26.4%	(70)	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses increased by $18 million to $503 million, or 21.9% of revenue, in the second quarter of 2025, as compared to $485 million, or 22.4% of revenue, in the comparable 2024 period and increased $4 million to $963 million, or 22.0% of revenue, in the six-month period ended June 30, 2025. The increase in SG&A in the second quarter of 2025 as compared to the prior year primarily consisted of $16 million of inflation, $10 million in increased spending on strategic investments, and $7 million in unfavorable foreign exchange, partially offset by $20 million in productivity savings. The increase in SG&A in the six-month period ended June 30, 2025 as compared to the prior year primarily consisted of $29 million of inflation, $12 million of increased spending on strategic investments, $6 million of acquired intangible amortization, partially offset by of $44 million of productivity savings.
Research and Development ("R&D") Expenses
R&D expense was $58 million, or 2.5% of revenue, in the second quarter of 2025, as compared to $58 million, or 2.7% of revenue in the second quarter of 2024, and was $114 million, or 2.6% of revenue, in the six months ended June 30, 2025, as compared to $117 million, or 2.8% of revenue, in the six months ended June 30, 2024. R&D expense was fairly consistent year over year.
Restructuring and Asset Impairment Charges
Restructuring
During the three and six months ended June 30, 2025, we incurred restructuring charges of $22 million and $39 million, respectively. During the three and six months ended June 30, 2024, we incurred restructuring charges of $23 million and $32 million, respectively For the three and six months ended June 30, 2025, the incurred charges primarily related to actions taken to further streamline our organization through simplification efforts in order to strengthen our competitive positioning and ability to better serve our customers.
Actions commenced in 2025 and 2024 consist primarily of severance charges. We currently expect to incur between $60 and $70 million in restructuring costs for the full year related to these actions.
Refer to Note 5, "Restructuring and Asset Impairment Charges" for more information.

The following is a roll-forward for the six months ended June 30, 2025 and 2024 of employee position eliminations associated with restructuring activities:

	2025	2024
Planned reductions - January 1	382	113
Additional planned reductions	500	62
Actual reductions and reversals	(530)	(69)
Planned reductions - June 30	352	106
Asset Impairment
Refer to Note 9, "Goodwill and Other Intangible Assets" for more information on intangible asset impairment charges incurred during the three months ended June 30, 2025.
Operating Income, Net Income, and Adjusted EBITDA
Operating income was $305 million (operating margin of 13.3%) during the second quarter of 2025, an increase of $52 million, or 20.6%, when compared to operating income of $253 million (operating margin of 11.7%) during the prior year. Operating margin increased 160 basis points, which included 30 basis points of favorable impacts from decreased acquired intangible amortization and flat restructuring, realignment and special charges relative to increasing revenue. Additionally, operating margin expansion included 560 basis points of favorable operational impacts driven by 330 basis points of productivity savings, 180 basis points of price realization, and 40 basis points of increased volume. These favorable impacts were partially offset by 430 basis points of unfavorable operational impacts, driven by 240 basis points of inflation, 60 basis points of unfavorable mix, and 50 basis points of increased spending on strategic investments. Excluding acquired intangible asset amortization, restructuring and realignment costs, and special charges, adjusted operating income was $402 million (adjusted operating margin of 17.5%) for the second quarter of 2025 as compared to adjusted operating income of $352 million (adjusted operating margin of 16.2%) during the comparable quarter in the prior year.
Net income attributable to Xylem for the second quarter was $226 million (net income margin of 9.8%), an increase of $32 million as compared to net income attributable to Xylem in the prior year of $194 million (net income margin of 8.9%). The increase in net income attributable to Xylem was driven by increased operating income of $52 million, decreased interest expense of $2 million, and the net loss attributable to non-controlling interest of $2 million, partially offset by increased income tax expense of $22 million, decreased non-operating income of $1 million and decreased gain from sale of businesses of $1 million.
Adjusted EBITDA was $502 million (adjusted EBITDA margin of 21.8%) during the second quarter of 2025, an increase of $50 million, or 11.1%, when compared to adjusted EBITDA of $452 million (adjusted EBITDA margin of 20.8%) during the comparable quarter in the prior year, an increase to adjusted EBITDA margin of 100 basis points. The increase in adjusted EBITDA margin was primarily driven by the same factors impacting the adjusted operating margin increase.

Operating income was $536 million (operating margin of 12.3%) during the six months ended June 30, 2025, an increase of $74 million, or 16.0%, when compared to operating income of $462 million (operating margin of 11.0%) during the prior year. Operating margin increased 130 basis points, which included net favorable impacts of 10 basis points from increasing revenue more than offsetting the impact of increased restructuring and realignment costs, as well as decreases in acquired intangible amortization and in special charges compared to the prior year. Additionally, operating margin expansion included 530 basis points of favorable operational impacts driven by 340 basis points of productivity savings and 160 basis points of price realization. These favorable impacts were partially offset by 410 basis points of unfavorable operational impacts, driven by 240 basis points of inflation, 80 basis points of unfavorable mix, and 40 basis points of increased spending on strategic investments. Excluding acquired intangible asset amortization, restructuring and realignment costs, and special charges, adjusted operating income was $727 million (adjusted operating margin of 16.6%) for the six months ended June 30, 2025 as compared to adjusted operating income of $646 million (adjusted operating margin of 15.4%) during the comparable period in the prior year.
Net income attributable to Xylem for the six months ended June 30, 2025 was $395 million (net income margin of 9.0%), an increase of $48 million as compared to net income attributable to Xylem in the prior year of $347 million (net income margin of 8.3%). The increase in net income attributable to Xylem was driven by increased operating income of $74 million and decreased interest expense of $8 million partially offset by decreased non-operating income of $3 million, increased loss from sale of businesses of $6 million, and increased income tax expense of $29 million.
Adjusted EBITDA was $925 million (adjusted EBITDA margin of 21.2%) during the six months ended June 30, 2025, an increase of $82 million, or 9.7%, when compared to adjusted EBITDA of $843 million (adjusted EBITDA margin of 20.1%) during the comparable prior year period, an increase in adjusted EBITDA margin of 110 basis points. Adjusted EBITDA margin was impacted by the same offsetting factors impacting the adjusted operating margin.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2025	2024	Change		2025	2024	Change
Water Infrastructure
Operating income	$103	$78	32.1%		$183	$138	32.6%
Operating margin	15.8%	12.4%	340	bp	14.9%	11.5%	340	bp
Restructuring and realignment costs	12	2	500.0%		27	9	200.0%
Purchase accounting intangible amortization	10	17	(41.2)%		20	36	(44.4)%
Special charges	2	4	(50.0)%		4	6	(33.3)%
Adjusted operating income	$127	$101	25.7%		$234	$189	23.8%
Adjusted operating margin	19.5%	16.0%	350	bp	19.0%	15.7%	330	bp
Applied Water
Operating income	$84	$71	18.3%		$156	$132	18.2%
Operating margin	17.4%	15.6%	180	bp	17.0%	14.8%	220	bp
Restructuring and realignment costs	10	2	400.0%		15	4	275.0%
Adjusted operating income	$94	$73	28.8%		$171	$136	25.7%
Adjusted operating margin	19.5%	16.0%	350	bp	18.6%	15.2%	340	bp
Measurement and Control Solutions
Operating income	$68	$79	(13.9)%		$124	$149	(16.8)%
Operating margin	12.6%	16.4%	(380)	bp	12.0%	15.8%	(380)	bp
Restructuring and realignment costs	5	2	150.0%		8	4	100.0%
Purchase accounting intangible amortization	19	14	35.7%		38	28	35.7%
Special charges	6	1	500.0%		10	1	900.0%
Adjusted operating income	$98	$96	2.1%		$180	$182	(1.1)%
Adjusted operating margin	18.1%	19.9%	(180)	bp	17.5%	19.3%	(180)	bp
Water Solutions and Services
Operating income	$78	$47	66.0%		$122	$97	25.8%
Operating margin	12.4%	7.8%	460	bp	10.2%	8.4%	180	bp
Restructuring and realignment costs	2	23	(91.3)%		6	26	(76.9)%
Purchase accounting intangible amortization	25	26	(3.8)%		51	47	8.5%
Special charges	1	3	(66.7)%		5	12	(58.3)%
Adjusted operating income	$106	$99	7.1%		$184	$182	1.1%
Adjusted operating margin	16.9%	16.5%	40	bp	15.4%	15.7%	(30)	bp
Corporate and other
Operating loss	$(28)	$(22)	27.3%		$(49)	$(54)	(9.3)%
Restructuring and realignment costs	—	—	NM		—	1	—%
Purchase accounting intangible amortization	1	—	NM		1	—	NM
Special charges	4	5	(20.0)%		6	10	(40.0)%
Adjusted operating loss	$(23)	$(17)	35.3%		$(42)	$(43)	(2.3)%
Total Xylem
Operating income	$305	$253	20.6%		$536	$462	16.0%
Operating margin	13.3%	11.7%	160	bp	12.3%	11.0%	130	bp
Restructuring and realignment costs	29	29	—%		56	44	27.3%
Purchase accounting intangible amortization	55	57	(3.5)%		110	111	(0.9)%
Special charges	13	13	—%		25	29	(13.8)%
Adjusted operating income	$402	$352	14.2%		$727	$646	12.5%
Adjusted operating margin	17.5%	16.2%	130	bp	16.6%	15.4%	120	bp
NM - Not meaningful percentage change

The table below provides a reconciliation of net income to consolidated EBITDA and adjusted EBITDA:

	Three Months Ended				Six Months Ended
(in millions)	June 30				June 30
	2025	2024	Change		2025	2024	Change
Net Income attributable to Xylem	$226	$194	16%		$395	$347	14%
Net Income margin	9.8%	8.9%	90	bp	9.0%	8.3%	70	bp
Depreciation	69	62	11%		137	123	11%
Amortization	76	83	(8)%		153	156	(2)%
Interest expense, net	3	6	(50)%		3	13	(77)%
Income tax expense	75	53	42%		125	96	30%
EBITDA	$449	$398	13%		$813	$735	11%
Share-based compensation	13	13	—%		25	31	(19)%
Restructuring & realignment	29	29	—%		56	44	27%
Special charges	13	13	—%		25	29	(14)%
Loss/(gain) on sale of businesses	—	(1)	(100)%		10	4	150%
Loss attributable to non-controlling interest	(2)	—	NM		(4)	—	NM
Adjusted EBITDA	$502	$452	11%		$925	$843	10%
Adjusted EBITDA margin	21.8%	20.8%	100	bp	21.2%	20.1%	110	bp

The tables below provide a reconciliation of each segment's operating income (loss) to EBITDA and adjusted EBITDA:

	Three Months Ended
	June 30, 2025
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$103	$84	$68	$78
Operating margin	15.8%	17.4%	12.6%	12.4%
Loss attributable to non-controlling interest	—	—	4	—
Depreciation	11	8	10	43
Amortization	13	1	34	28
Other non-operating (expense) income, excluding interest	(2)	1	(1)	(1)
EBITDA	$125	$94	$115	$148
Share-based compensation	3	1	3	2
Restructuring & realignment	12	10	5	2
Special charges	2	—	6	1
Loss attributable to non-controlling interest	—	—	(4)	—
Adjusted EBITDA	$142	$105	$125	$153
Adjusted EBITDA margin	21.8%	21.7%	23.1%	24.4%

	Three Months Ended
	June 30, 2024
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$78	$71	$79	$47
Operating margin	12.4%	15.6%	16.4%	7.8%
Gain from sale of business	—	—	—	1
Depreciation	10	7	7	38
Amortization	27	—	25	28
Other non-operating (expense) income, excluding interest	—	(1)	(2)	1
EBITDA	$115	$77	$109	$115
Share-based compensation	4	1	1	3
Restructuring & realignment	2	2	2	23
Special Charges	4	—	1	3
Gain from sale of business	—	—	—	(1)
Adjusted EBITDA	$125	$80	$113	$143
Adjusted EBITDA margin	19.8%	17.5%	23.4%	23.8%

	Three Months Ended
	2025 versus 2024
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income (Loss)	$25	$13	$(11)	$31
Operating margin	340 bps	180 bps	(380) bps	460 bps
Loss attributable to non-controlling interest	—	—	4	—
Gain on sale of businesses	—	—	—	(1)
Depreciation	1	1	3	5
Amortization	(14)	1	9	—
Other non-operating (expense) income, excluding interest	(2)	2	1	(2)
EBITDA	$10	$17	$6	$33
Share-based compensation	(1)	—	2	(1)
Restructuring & realignment	10	8	3	(21)
Special charges	(2)	—	5	(2)
Loss attributable to non-controlling interest	—	—	(4)	—
Gain from sale of businesses	—	—	—	1
Adjusted EBITDA	$17	$25	$12	$10
Adjusted EBITDA margin	200 bps	420 bps	(30) bps	60 bps

	Six Months Ended
	June 30, 2025
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$183	$156	$124	$122
Operating margin	14.9%	17.0%	12.0%	10.2%
Loss attributable to non-controlling interest	—	—	4	—
Loss from sale of business	(10)	—	—	—
Depreciation	21	15	17	84
Amortization	26	2	66	55
Other non-operating (expense) income, excluding interest	(4)	—	(1)	(1)
EBITDA	$216	$173	$210	$260
Share-based compensation	5	2	4	4
Restructuring & realignment	27	15	8	6
Special Charges	4	—	10	5
Loss attributable to non-controlling interest	—	—	(4)	—
Loss from sale of business	10	—	—	—
Adjusted EBITDA	$262	$190	$228	$275
Adjusted EBITDA margin	21.3%	20.7%	22.1%	23.1%

	Six Months Ended
	June 30, 2024
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$138	$132	$149	$97
Operating margin	11.5%	14.8%	15.8%	8.4%
Loss from sale of business	—	—	—	(4)
Depreciation	20	13	13	76
Amortization	48	1	52	50
Other non-operating income (expense), excluding interest	(1)	(1)	(3)	1
EBITDA	$205	$145	$211	$220
Share-based compensation	7	3	2	6
Restructuring & realignment	9	4	4	26
Special Charges	6	—	1	12
Loss from sale of business	—	—	—	4
Adjusted EBITDA	$227	$152	$218	$268
Adjusted EBITDA margin	18.8%	17.0%	23.1%	23.1%

	Six Months Ended
	2025 versus 2024
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income (Loss)	$45	$24	$(25)	$25
Operating margin	340 bps	220 bps	(380) bps	180 bps
Loss attributable to non-controlling interest	—	—	4	—
Loss on sale of businesses	(10)	—	—	4
Depreciation	1	2	4	8
Amortization	(22)	1	14	5
Other non-operating income (expense), excluding interest	(3)	1	2	(2)
EBITDA	$11	$28	$(1)	$40
Share-based compensation	(2)	(1)	2	(2)
Restructuring & realignment	18	11	4	(20)
Special charges	(2)	—	9	(7)
Loss attributable to non-controlling interest	—	—	(4)	—
Loss on sale of businesses	10	—	—	(4)
Adjusted EBITDA	$35	$38	$10	$7
Adjusted EBITDA margin	250 bps	370 bps	(100) bps	0 bps
Water Infrastructure
Operating income for our Water Infrastructure segment was $103 million (operating margin of 15.8%) during the second quarter of 2025, an increase of $25 million, or 32.1%, when compared to operating income of $78 million (operating margin of 12.4%) during the prior year, or a total increase in operating margin of 340 basis points. Operating margin expansion was slightly offset by net unfavorable impacts of 10 basis points from increased restructuring and realignment costs and decreased acquired intangible asset amortization and special charges as compared to the prior year. Additionally, operating margin expansion included 790 basis points driven by favorable operating impacts driven by 350 basis points of productivity savings and 220 basis points of price realization. Margin expansion was partially offset by 440 basis points of unfavorable operational impacts, driven by 240 basis points of inflation, 90 basis points of inventory management costs, and 80 basis points of unfavorable foreign currency impacts. Excluding amortization of acquired intangibles, restructuring and realignment costs and special charges, adjusted operating income was $127 million (adjusted operating margin of 19.5%) for the second quarter of 2025 as compared to adjusted operating income of $101 million (adjusted operating margin of 16.0%) for the second quarter of 2024.
Adjusted EBITDA was $142 million (adjusted EBITDA margin of 21.8%) for the second quarter of 2025, an increase of $17 million, or 14%, when compared to adjusted EBITDA of $125 million (adjusted EBITDA margin of 19.8%) during the prior year. The increase in adjusted EBITDA margin was primarily driven by the same factors impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from the decreases in depreciation and software amortization expense and share-based compensation.

Operating income for our Water Infrastructure segment was $183 million (operating margin of 14.9%) during the six months ended June 30, 2025, an increase of $45 million, or 32.6%, when compared to operating income of $138 million (operating margin of 11.5%) during the prior year, or a total increase in operating margin of 340 basis points. Operating margin expansion included net favorable impacts of 10 basis points from decreases in acquired intangible amortization and special charges as increases, largely offset by increases in restructuring and realignment costs as compared to the prior year. Additionally, operating margin expansion included 740 basis points of favorable operational impacts, driven by 420 basis points of productivity savings and 190 basis points of price realization. Margin expansion was partially offset by 410 basis points of unfavorable operating impacts driven by 270 basis points of inflation and 50 basis points of unfavorable mix. Excluding amortization of acquired intangibles, restructuring and realignment cost and special charges, adjusted operating income was $234 million (adjusted operating margin of 19.0%) for the six months ended June 30, 2025 as compared to adjusted operating income of $189 million (adjusted operating margin of 15.7%) for the six months ended June 30, 2024.
Adjusted EBITDA was $262 million (adjusted EBITDA margin of 21.3%) for the six months ended June 30, 2025, an increase of $35 million, or 15.4%, when compared to adjusted EBITDA of $227 million (adjusted EBITDA margin of 18.8%) during the prior year. Adjusted EBITDA margin was impacted by the same offsetting factors impacting the adjusted operating margin; however, adjusted EBITDA margin did not benefit from the relative impact of decreased depreciation and software amortization and share-based compensation.
Applied Water
Operating income for our Applied Water segment was $84 million (operating margin of 17.4%) during the second quarter of 2025, an increase of $13 million, or 18.3%, when compared to operating income of $71 million (operating margin of 15.6%) during the prior year, or a total increase in operating margin of 180 basis points. Operating margin expansion was negatively impacted by 170 basis points from increases in restructuring and realignment costs as compared to the prior year. Operating margin expansion included 830 basis points of favorable operational impacts, driven by 600 basis points of productivity savings and 140 basis points of price realization. Operating margin expansion was offset by 480 basis points of unfavorable operational impacts driven primarily by 280 basis points of inflation, 40 basis points of increased spending on strategic investments, and 30 basis points of inventory management costs. Excluding restructuring and realignment costs, adjusted operating income was $94 million (adjusted operating margin of 19.5%) for the second quarter of 2025 as compared to adjusted operating income of $73 million (adjusted operating margin of 16.0%) for the second quarter of 2024.
Adjusted EBITDA was $105 million (adjusted EBITDA margin of 21.7%) for the second quarter of 2025, an increase of $25 million, or 31%, when compared to adjusted EBITDA of $80 million (adjusted EBITDA margin of 17.5%) during the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin; however, adjusted EBITDA margin was not negatively impacted by the relative impact of depreciation and software amortization expense and was favorably impacted by increased other non-operating income versus prior year.
Operating income for our Applied Water segment was $156 million (operating margin of 17.0%) during the six months ended June 30, 2025, an increase of $24 million, or 18.2%, when compared to operating income of $132 million (operating margin of 14.8%) during the prior year, or a total increase in operating margin of 220 basis points. Operating margin expansion was negatively impacted by 120 basis points from an increase in restructuring and realignment costs as compared to the prior year. Operating margin expansion included 830 basis points of favorable operational impacts driven by 590 basis points of productivity savings and 130 basis points of price realization. Margin expansion was partially offset by 490 basis points of unfavorable operational impacts driven by 310 basis points of inflation and 50 basis points of increased spending on strategic investments. Excluding restructuring and realignment costs, adjusted operating income was $171 million (adjusted operating margin of 18.6%) for the six months ended June 30, 2025 as compared to adjusted operating income of $136 million (adjusted operating margin of 15.2%) for the six months ended June 30, 2024.
Adjusted EBITDA was $190 million (adjusted EBITDA margin of 20.7%) for the six months ended June 30, 2025, an increase of $38 million, or 25%, when compared to adjusted EBITDA of $152 million (adjusted EBITDA margin of 17.0%) during the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors impacting the decrease in adjusted operating margin.

Measurement and Control Solutions
Operating income for our Measurement and Control Solutions segment was $68 million (operating margin of 12.6%) during the second quarter of 2025, a decrease of $11 million, or 13.9%, when compared to operating income of $79 million (operating margin of 16.4%) during the prior year, or a total decrease in operating margin of 380 basis points. The operating margin decline included unfavorable impacts of 200 basis points from an increase in acquired intangible asset amortization, special charges, and restructuring and realignment costs as compared to the prior year. Additionally, operating margin declines included 810 basis points of unfavorable operational impacts, primarily consisting of 260 basis points of inflation, 190 basis points of unfavorable mix, 80 basis points of negative operating impact from acquisitions, 60 basis points of increased spending on strategic investments and 60 basis points of inventory management costs. The decline in margin was partially offset by positive operational impacts of 630 basis points consisting of 390 basis points of productivity savings, 130 basis points of increased volume, and 110 basis points of price realization. Excluding acquired intangible asset amortization, restructuring and realignment costs and special charges, adjusted operating income was $98 million (adjusted operating margin of 18.1%) for the second quarter of 2025 as compared to adjusted operating income of $96 million (adjusted operating margin of 19.9%) for the second quarter of 2024.
Adjusted EBITDA was $125 million (adjusted EBITDA margin of 23.1%) for the second quarter of 2025, a decrease of $12 million, or 11%, when compared to adjusted EBITDA of $113 million (adjusted EBITDA margin of 23.4%) during the prior year. The decrease in adjusted EBITDA margin was due to the same factors as those impacting the decrease in adjusted operating margin; however, adjusted EBITDA margin was not negatively impacted by the relative impact of increases in depreciation and software amortization expense and share-based compensation.
Operating income for our Measurement and Control Solutions segment was $124 million (operating margin of 12.0%) during the six months ended June 30, 2025, a decrease of $25 million, or 16.8%, when compared to operating income of $149 million (operating margin of 15.8%) during the prior year, or a total decrease in operating margin of 380 basis points. Operating margin declines included unfavorable impacts of 200 basis points from increased acquired intangible amortization, special charges, and restructuring and realignment costs as compared to the prior year. Additionally, operating margin declines included 740 basis points of unfavorable operational impacts including 240 basis points of unfavorable mix, 210 basis points of inflation, 80 basis points of negative operating impact from acquisitions, and 50 basis points of increased spending on strategic investments. Margin declines were partially offset by favorable operational impacts of 560 basis points consisting of 360 basis points of productivity savings, 110 basis points of price realization, and 90 basis points of increased volume. Excluding acquired intangible asset amortization, restructuring and realignment costs and special charges, adjusted operating income was $180 million (adjusted operating margin of 17.5%) for the six months ended June 30, 2025 as compared to adjusted operating income of $182 million (adjusted operating margin of 19.3%) for the six months ended June 30, 2024.
Adjusted EBITDA was $228 million (adjusted EBITDA margin of 22.1%) for the six months ended June 30, 2025, an increase of $10 million, or 5%, when compared to adjusted EBITDA of $218 million (adjusted EBITDA margin of 23.1%) during the prior year. The decrease in adjusted EBITDA margin was due to the same factors as those impacting the decrease in adjusted operating margin; however, adjusted EBITDA margin was not negatively impacted by the relative impact of increases in depreciation and software amortization expense and share-based compensation.
Water Solutions and Services
Operating income for our Water Solutions and Services segment was $78 million (operating margin of 12.4%) during the second quarter of 2025, an increase of $31 million, or 66.0%, when compared to operating income of $47 million (operating margin of 7.8%) during the prior year, or a total increase in operating margin of 460 basis points. The operating margin expansion included favorable impacts of 420 basis points from decreased restructuring and realignment costs, special charges, and acquired intangible asset amortization as compared to the prior year. Additionally, operating margin expansion included 350 basis points of favorable operational impacts, including 220 basis points of price realization and 70 basis points of productivity savings. Margin expansion was partially offset by unfavorable operational impacts of 310 basis points driven by driven by 190 basis points of inflation and 50 basis points of unfavorable mix. Excluding acquired intangible asset amortization, restructuring and realignment costs, and special charges, adjusted operating income was $106 million (adjusted operating margin of 16.9%) for the second quarter of 2025 as compared to adjusted operating income of $99 million (adjusted operating margin of 16.5%) for the second quarter of 2024.

Adjusted EBITDA was $153 million (adjusted EBITDA margin of 24.4%) for the second quarter of 2025, an increase of $10 million, or 7%, when compared to adjusted EBITDA of $143 million (adjusted EBITDA margin of 23.8%) during the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors as those impacting the increase in adjusted operating margin.
Operating income for our Water Solutions and Services segment was $122 million (operating margin of 10.2%) during the six months ended June 30, 2025, an increase of $25 million, or 25.8%, when compared to operating income of $97 million (operating margin of 8.4%) during the prior year, or a total increase in operating margin of 180 basis points. Operating margin expansion included net favorable impacts of 210 basis points due to decreases in restructuring and realignment costs and special charges, partially offset by increases in acquired intangible asset amortization as compared to the prior year. Additionally, operating margin expansion included 380 basis points of favorable operational impacts, driven by 190 basis points of price realization and 140 basis points of productivity savings. Margin expansion was offset by negative operational impacts of 410 basis points driven by 160 basis points of inflation, 70 basis points of unfavorable mix, 40 basis points of inventory management costs, and 30 basis points of increased spending on strategic investments. Excluding acquired intangible asset amortization, special charges, and restructuring and realignment costs, adjusted operating income was $184 million (adjusted operating margin of 15.4%) for the six months ended June 30, 2025 as compared to adjusted operating income of $182 million (adjusted operating margin of 15.7%) for the six months ended June 30, 2024.
Adjusted EBITDA was $275 million (adjusted EBITDA margin of 23.1%) for the six months ended June 30, 2025, an increase of $7 million, or 3%, when compared to adjusted EBITDA of $268 million (adjusted EBITDA margin of 23.1%) during the prior year. Adjusted EBITDA margin remained flat due to the same factors as those impacting the decrease in adjusted operating margin; however, adjusted EBITDA margin was not negatively impacted by the relative impact of increased depreciation and software amortization expense.
Corporate and Other
Operating loss for corporate and other increased $6 million, or 27%, during the second quarter of 2025 compared to the prior year period. The increase in operating loss was primarily due to increased spending on strategic investments and inflation. Excluding special charges and restructuring and realignment costs, adjusted operating loss for corporate and other increased $6 million, or 35.3%, for the three months ended June 30, 2025, driven by the same factors as those driving the increase in operating loss.
Operating loss for corporate and other decreased $5 million, or 9%, during six months ended June 30, 2025 compared to the prior year period. The decrease in operating loss was primarily due to decreased special charges. Excluding special charges and restructuring and realignment costs, adjusted operating loss for corporate and other decreased $1 million, or 2.3%, for the six months ended June 30, 2025.
Interest Expense
Interest expense was $9 million for the three months ended June 30, 2025, compared to $11 million for the comparable prior year period. The decrease in interest expense was primarily driven by increased interest income generated on cross currency swaps offsetting interest expense.
Interest expense was $17 million for the six months ended June 30, 2025, compared to $25 million for the six months ended June 30, 2024. The decrease in interest expense was primarily driven by lower debt due to the repayment of the term loan entered into in May 2023 for use in funding the acquisition of Evoqua, which was repaid on April 19, 2024, as well as increased interest income generated on cross currency swaps offsetting interest expense.
See Note 10, “Derivative Financial Instruments” and Note 12, "Credit Facilities and Debt," of our condensed consolidated financial statements for a description of our net investment hedges and credit facilities and long-term debt, respectively.

Income Tax Expense
The income tax provision for the three months ended June 30, 2025 was $75 million resulting in an effective tax rate of 25.0%, compared to $53 million of expense resulting in an effective tax rate of 21.4% for the same period in 2024. The income tax provision for the six months ended June 30, 2025 was $125 million resulting in an effective tax rate of 24.2%, compared to $96 million of expense resulting in an effective tax rate of 21.6% for the same period in 2024. The effective tax rate for the three and six month period ended June 30, 2025 was higher than the effective tax rate for the same period in 2024, primarily due to the mix of earnings and the impact of discrete tax benefits recognized in the prior period.
Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Six Months Ended
	June 30,
(in millions)	2025	2024	Change
Operating activities	$338	$377	$(39)
Investing activities	(140)	(128)	(12)
Financing activities	(244)	(419)	175
Foreign exchange (a)	84	(34)	118
Changes in cash classified within assets held for sale	11	—	11
Total	$49	$(204)	$253
(a)The impact is primarily due to strengthening of the Euro, Canadian Dollar and the Chinese Yuan against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
Cash generated by operating activities was $338 million for the six months ended June 30, 2025 as compared to cash generated by operating activities of $377 million in the comparable prior year period. The decrease in cash provided was primarily driven by the recognition of receivables on long term contracts, increased payments for infrastructure costs and higher tax payments. Increased cash earnings and lower working capital, reflecting inventory management initiatives, partially offset these items.
Investing Activities
Cash used in investing activities was $140 million for the six months ended June 30, 2025 as compared to $128 million used in the comparable prior year period. The increase in cash used primarily reflects cash paid for an asset acquisition and higher capital expenditures as compared to the prior year. Increased proceeds from the sale of businesses, including the sale of the former Evoqua Magneto business, and cash received from cross currency swaps partially offset these items.
Financing Activities
Cash used in financing activities was $244 million for the six months ended June 30, 2025 as compared to cash used of $419 million in the comparable prior year period. The decrease in cash used reflects the repayment of a term loan in 2024, partially offset by lower proceeds from employee stock option exercises, higher dividend payments and increased repayments of equipment financing debt.
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
Based on our current global cash positions, cash flows from operations and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements and service debt and other obligations in both the U.S. and outside of the U.S. during the year. Currently, we have available liquidity of approximately $2.2 billion, consisting of $1.2 billion of cash and $1 billion of available credit facilities as disclosed in Note 12, "Credit Facilities and Debt", of our condensed consolidated financial statements.
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
2025 Outlook
We are raising our total revenue growth outlook to 4% to 5%, and organic revenue growth to approximately 4% in 2025. Our outlook is being provided in the context of the current volatility, including due to geopolitical, trade, macroeconomic and regulatory uncertainty. Our ability to meet our expectations is subject to a number of risks, including, but not limited to, those described in "Item 1A. Risk Factors" in our 2024 Annual Report.

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
ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended June 30, 2025:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
4/1/25 - 4/30/25	—	—	—	$182
5/1/25 - 5/31/25	—	—	—	$182
6/1/25 - 6/30/25	—	—	—	$182
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under this program for the three months ended June 30, 2025. There are up to $182 million in shares that may still be purchased under this plan as of June 30, 2025.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.             OTHER INFORMATION
(c) Trading Plans
During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6.             EXHIBITS
See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

3.1	Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2	Fifth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on November 15, 2022 (CIK No. 1524472, File No. 1-35229).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

101.0	The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104.0	The cover page from Xylem Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2025 formatted in Inline XBRL and contained in Exhibit 101.0.

# Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri-Michelle McShane
Geri-Michelle McShane
Vice President, Controller and Chief Accounting Officer

July 31, 2025