Form 10-Q
period 2025-09-30
Xylem Inc.
filed 2025-10-28
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of October 24, 2025, there were 243,469,063 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Nine Months
For the periods ended September 30,	2025	2024	2025	2024
Revenue from products	$1,867	$1,744	$5,487	$5,236
Revenue from services	401	360	1,151	1,070
Revenue	2,268	2,104	6,638	6,306
Cost of revenue from products	1,109	1,047	3,279	3,147
Cost of revenue from services	276	273	816	804
Cost of revenue	1,385	1,320	4,095	3,951
Gross profit	883	784	2,543	2,355
Selling, general and administrative expenses	474	445	1,437	1,404
Research and development expenses	52	55	166	172
Restructuring and asset impairment charges	23	4	70	37
Operating income	334	280	870	742
Interest expense	(6)	(10)	(23)	(35)
Other non-operating income, net	6	1	13	11
Loss on sale of businesses	(37)	(2)	(47)	(6)
Income before taxes	297	269	813	712
Income tax expense	(71)	(52)	(196)	(148)
Net income	$226	$217	$617	$564
Net loss attributable to non-controlling interests	1	—	5	—
Net income attributable to Xylem	$227	$217	$622	$564
Earnings per share:
Basic	$0.93	$0.89	$2.56	$2.33
Diluted	$0.93	$0.89	$2.55	$2.32
Weighted average number of shares:
Basic	243.5	242.9	243.3	242.5
Diluted	244.1	243.8	243.9	243.4

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Nine Months
For the periods ended September 30,	2025	2024	2025	2024
Net income	$226	$217	$617	$564
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustment	(6)	97	87	38
Amount of currency translation adjustment relating to divestiture of foreign subsidiaries reclassified into net income	—	—	8	—
Net change in derivative hedge agreements:
Unrealized gain	1	3	31	—
Amount of (gain) loss reclassified into net income	(5)	2	(2)	2
Net change in post-retirement benefit plans:
Amortization of prior service credit	—	—	—	(1)
Amortization of net actuarial loss into net income	—	—	1	1
Foreign currency translation adjustment	1	(2)	(2)	—
Other comprehensive (loss) income, before tax	(9)	100	123	40
Income tax expense (benefit) related to items of other comprehensive (loss) income	2	(13)	(79)	3
Other comprehensive (loss) income, net of tax	(11)	113	202	37
Comprehensive income	$215	$330	$819	$601
Comprehensive loss attributable to non-controlling interest	1	—	5	—
Comprehensive income attributable to Xylem	$216	$330	$824	$601

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,191	$1,121
Receivables, less allowances for discounts, returns and credit losses of $66 and $59 in 2025 and 2024, respectively	1,803	1,668
Inventories	1,035	996
Prepaid and other current assets	254	236
Assets held for sale	158	77
Total current assets	4,441	4,098
Property, plant and equipment, net	1,141	1,152
Goodwill	8,280	7,980
Other intangible assets, net	2,319	2,379
Other non-current assets	1,114	884
Total assets	$17,295	$16,493
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$968	$1,006
Accrued and other current liabilities	1,172	1,271
Short-term borrowings and current maturities of long-term debt	49	38
Liabilities held for sale	80	21
Total current liabilities	2,269	2,336
Long-term debt	1,913	1,978
Accrued post-retirement benefit obligations	323	304
Deferred income tax liabilities	492	497
Other non-current accrued liabilities	853	496
Total liabilities	5,850	5,611
Commitments and contingencies (Note 18)
Redeemable non-controlling interest	226	235
Stockholders’ equity:
Common stock – par value $0.01 per share:
Authorized 750.0 shares, issued 259.8 shares and 259.2 shares in 2025 and 2024, respectively	3	3
Capital in excess of par value	8,735	8,687
Retained earnings	3,469	3,140
Treasury stock – at cost 16.3 shares and 16.2 shares in 2025 and 2024, respectively	(767)	(753)
Accumulated other comprehensive loss	(233)	(435)
Total stockholders’ equity	11,207	10,642
Non-controlling interests	12	5
Total equity	11,219	10,647
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$17,295	$16,493

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

For the nine months ended September 30,	2025	2024
Operating Activities
Net income	$617	$564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	201	191
Amortization	231	229
Share-based compensation	37	43
Restructuring and asset impairment charges	70	37
Loss from sale of businesses	47	6
Other, net	3	(4)
Payments for restructuring	(48)	(24)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(113)	(101)
Changes in inventories	(30)	(88)
Changes in accounts payable	(45)	(31)
Changes in accrued and deferred taxes	(12)	(11)
Other, net	(260)	(123)
Net Cash – Operating activities	698	688
Investing Activities
Capital expenditures	(248)	(221)
Acquisitions of businesses, net of cash acquired	(113)	(5)
Proceeds from sale of businesses, net of cash disposed	48	11
Proceeds from the sale of property, plant and equipment	15	3
Cash received from investments	5	5
Cash paid for investments	(26)	(8)
Cash paid for equity investments	(5)	(4)
Cash paid for asset acquisition	(37)	—
Cash received from cross-currency swaps	31	25
Other, net	1	1
Net Cash – Investing activities	(329)	(193)
Financing Activities
Short-term debt issued, net	1	—
Short-term debt repaid	—	(268)
Long-term debt repaid	(60)	(13)
Repurchase of common stock	(14)	(19)
Proceeds from exercise of employee stock options	11	66
Dividends paid	(293)	(263)
Other, net	(27)	(23)
Net Cash – Financing activities	(382)	(520)
Effect of exchange rate changes on cash	83	(5)
Increase in cash classified within assets held for sale	11	—
Decrease in cash classified within assets held for sale	(11)	—
Changes in cash classified within assets held for sale	—	—
Net change in cash and cash equivalents	70	(30)
Cash and cash equivalents at beginning of year	1,121	1,019
Cash and cash equivalents at end of period	$1,191	$989
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$43	$49
Income taxes (net of refunds received)	$208	$160
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, valuation results associated with purchase accounting, post-retirement obligations and assets, revenue recognition, income taxes, valuation of intangible assets, valuation of assets and liabilities classified as held for sale, goodwill and indefinite-lived intangible impairment testing and contingent liabilities. Actual results could differ from these estimates.
Our quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the fourth quarter which ends on December 31. For ease of presentation, the condensed consolidated financial statements included herein are described as ending on the last day of the calendar quarter.

Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This ASU amends the capitalization criteria for internal-use software and requires entities to make certain disclosure of costs capitalized under this subtopic. This ASU also supersedes existing guidance on web site development costs. The standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Prospective, retrospective, or modified transition adoption methods are all permitted under this ASU. We are currently evaluating the impact and method of adoption of this amendment.

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. This ASU provides a practical expedient for entities to assume the current conditions as of the balance sheet date do not change for the remaining life of the asset when assessing expected credit losses on current accounts receivable and current contract asset balances arising from transactions accounted for under Topic 606. The standard is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. If the practical expedient is elected, it will apply prospectively. We do not expect the adoption of the amendment and the election of the practical expedient to have a material impact on our financial statements.
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
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The ASU is intended to improve income tax disclosure requirements, primarily through additional disclosures about a reporting entity’s effective tax rate reconciliations as well as information on income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The amendments are required to be applied on a prospective basis, with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the method of adoption and the impact of the guidance on our disclosures in future periods.

Note 3. Acquisitions and Divestitures
2025 Asset Acquisition
Vacom Systems, LLC
At the beginning of the second quarter, we acquired Vacom Systems, LLC ("Vacom"), a wastewater treatment company that specializes in non-fouling, non-scaling evaporator and crystallizer systems, headquartered in Utah, U.S. The transaction has a total cash consideration of $42 million, of which $37 million was paid at closing. The remaining cash consideration will be paid over the next 12 to 18 months, subject to working capital and other customary adjustments. Additionally, the transaction consideration contained an earn out of 5% royalty on future revenue generated in connection with Vacom's proprietary technologies during the first five years following the acquisition. The earn out has a maximum pay out of $25 million.

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
EMX Holdings, Inc.
On July 23, 2025, we acquired 100% ownership interest in EMX Holdings, Inc. and its subsidiary ("EnviroMix"). EnviroMix is headquartered in South Carolina, U.S., and provides mixing and process control products and services to municipal and industrial customers. This acquisition expands the Company's treatment offerings, and provides synergy opportunities.
The total fair value of consideration transferred was $106 million, which was paid in cash on closing date, subject to final closing working capital and other ordinary adjustments.
The operating results of EnviroMix have been included in the Company's results of operations since the acquisition date within the Water Infrastructure segment.
The following table summarizes the preliminary acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed from EnviroMix:

(in millions)	Fair Value
Receivables	4
Contract assets	8
Goodwill	76
Other intangible assets, net	34
Other non-current assets	1
Accounts payable	(3)
Accrued and other current liabilities	(4)
Deferred income tax liabilities	(9)
Other non-current accrued liabilities	(1)
Total	$106
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
The $76 million of goodwill recognized, which is not deductible for U.S. income tax purposes, is primarily attributable to management know-how and costs and revenue synergies expected from combining the operations of EnviroMix with Xylem.

Identifiable Intangible Assets Acquired
The following table summarizes key information underlying identifiable intangible assets related to the EnviroMix acquisition:

	Useful Life(a)	Fair Value (in millions)
Customer Relationships	10 years	$25
Backlog	8 months	5
Non-compete agreements	5 years	3
Trade Name	6 years	1
Total	8.1 years	$34
(a) Useful life approximates weighted average useful life.
The preliminary estimates of fair value of EnviroMix’s identifiable intangible assets were determined using the income approach. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement of the fair value hierarchy as defined in ASC 820, Fair Value Measurements. Intangible assets consisting of the customer relationships, backlog, trade name, and non-compete agreements were valued using the multi-period excess earnings method (“MEEM”), the relief from royalty (“RFR”) method, or the with and without method, all of which are forms of the income approach.
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
•The non-compete agreement was valued using the with and without method. The with and without method of valuation is an approach that considers the hypothetical impact to the projected cash flows of the business if the intangible asset was not in place.
Pro Forma Financial Information
Pro forma results of operations have not been included, as the acquisition of EnviroMix was not material to our results of operations for any periods presented.
2025 Divestiture
On February 7, 2025, we completed the divestiture of our previously held for sale Evoqua Magneto business, which was part of the Water Infrastructure segment, for a cash selling price of $61 million ($48 million, net of cash transferred). As a result of the sale, we recorded an additional loss of $8 million, reflecting the impact of the final working capital adjustment. The loss is presented on the Condensed Consolidated Income Statement within "Loss on sale of businesses" in the in the nine months ended September 30, 2025.
2025 Assets Held For Sale
During the quarter ended September 30, 2025, the Company committed to a plan to sell the international metering business, a part of the Measurement and Control Solutions segment, within one year. The international metering business offers a portfolio of water and heat meters for residential, commercial, and industrial applications.
As a result, assets and liabilities of the business were reclassified as held for sale as of September 30, 2025, and loss on assets held for sale of $39 million was recorded during the nine months ended September 30, 2025, because the carrying value of the international metering business is greater than its estimated fair value less cost to sell. The loss is presented within "Loss on sale of businesses" on our Consolidated Income Statements.

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
Our revenue and net loss attributable to the Idrica acquisition for the year ended December 31, 2024 and nine months ended September 30, 2025 were not material. The $522 million of goodwill recognized, which is not deductible for U.S. income tax purposes, is primarily attributable to costs and revenue synergies and economies of scale expected from combining the operations of Idrica with Xylem.
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

Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Revenue from contracts with customers	$2,177	$1,973	$6,406	$5,920
Lease Revenue	91	131	232	386
Total	$2,268	$2,104	$6,638	$6,306

The following table reflects revenue from contracts with customers by application.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Water Infrastructure
Transport	$377	$349	$1,107	$1,057
Treatment	279	273	780	770

Applied Water
Building Solutions	260	248	777	743
Industrial Water	196	199	597	596

Measurement and Control Solutions
Smart Metering and Other	428	372	1,281	1,142
Analytics	94	86	271	260

Water Solutions and Services
Capital and Other	288	198	841	621
Services	255	248	752	731

Total	$2,177	$1,973	$6,406	$5,920

The following table reflects revenue from contracts with customers by geographical region.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Water Infrastructure
United States	$256	$209	$704	$638
Western Europe	223	218	673	654
Emerging Markets (a)	118	136	353	372
Other	59	59	157	163

Applied Water
United States	250	237	755	708
Western Europe	102	96	307	297
Emerging Markets (a)	68	81	210	238
Other	36	33	102	96

Measurement and Control Solutions
United States	340	322	1,022	956
Western Europe	93	61	259	220
Emerging Markets (a)	46	47	143	138
Other	43	28	128	88

Water Solutions and Services
United States	403	342	1,185	1,035
Western Europe	23	24	73	71
Emerging Markets (a)	69	42	175	125
Other	48	38	160	121

Total	$2,177	$1,973	$6,406	$5,920
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

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2024	$263	$315
Additions, net	353	211
Revenue recognized from opening balance	—	(227)
Billings transferred to accounts receivable	(343)	—
Foreign currency and other	1	(5)
Balance at September 30, 2024	$274	$294

Balance at January 1, 2025	$303	$322
Additions, net	316	205
Revenue recognized from opening balance	—	(227)
Billings transferred to accounts receivable	(161)	—
Foreign currency and other	10	(2)
Balance at September 30, 2025	$468	$298
(a)Excludes receivable balances, which are disclosed on the Condensed Consolidated Balance Sheets
Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of September 30, 2025, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $1,980 million. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 5. Restructuring and Asset Impairment Charges
Restructuring
During the three and nine months ended September 30, 2025, we incurred restructuring charges of $23 million and $62 million, respectively. The incurred charges primarily related to actions taken to further streamline our organization through simplification efforts in order to strengthen our competitive positioning and ability to better serve our customers.
During the three and nine months ended September 30, 2024, we incurred restructuring costs of $4 million and $36 million, respectively. The charges incurred primarily related to strengthening our competitive positioning and the integration of Evoqua.

The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
By component:
Severance and other charges	$21	$4	$60	$21
Asset impairment	3	3	4	19
Reversal of restructuring accruals	(1)	(3)	(2)	(4)
Total restructuring costs	$23	$4	$62	$36
Asset impairment charges	—	—	8	1
Total restructuring and asset impairment charges	$23	$4	$70	$37

By segment:
Water Infrastructure	$16	$3	$38	$9
Applied Water	4	1	16	2
Measurement and Control Solutions	1	(3)	7	(3)
Water Solutions and Services	1	3	6	27
Corporate and other	1	—	3	2
The following table displays a roll-forward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within "Accrued and other current liabilities" and "Other non-current accrued liabilities", for the nine months ended September 30, 2025 and 2024:

(in millions)	2025	2024
Restructuring accruals - January 1	$25	$24
Restructuring costs, net	62	36
Cash payments	(48)	(24)
Asset impairment	(4)	(19)
Stock based compensation expense included within AOCL	—	(2)
Foreign currency and other	—	—
Restructuring accruals - September 30	$35	$15

By segment:
Water Infrastructure	$9	$4
Applied Water	1	—
Measurement and Control Solutions	1	3
Water Solutions and Services	3	4
Regional selling locations (a)	21	3
Corporate and other	—	1
(a)Regional selling locations consist primarily of selling and marketing organizations and related support services that incurred restructuring expense that was allocated to the segments. The liabilities associated with restructuring expense were not allocated to the segments.

The following table presents expected restructuring spend in 2025 and thereafter:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Corporate	Total
Actions Commenced in 2025:
Total expected costs	$75	$20	$8	$6	$3	$112
Costs incurred during Q1 2025	12	2	1	1	—	16
Costs incurred during Q2 2025	8	9	3	1	—	21
Costs incurred during Q3 2025	16	4	1	2	1	24
Total expected costs remaining	$39	$5	$3	$2	$2	$51
Actions Commenced in 2024:
Total expected costs	$15	$6	$1	$29	$1	$52
Costs incurred in 2024	14	5	1	28	1	49
Costs incurred during Q1 2025	—	1	—	—	—	1
Costs incurred during Q2 2025	1	—	—	—	—	1
Costs incurred during Q3 2025	—	—	—	(1)	—	(1)
Total expected costs remaining	$—	$—	$—	$2	$—	$2
The actions commenced in 2025 consist primarily of severance charges. The actions are expected to continue through the end of 2026.
During the third quarter of 2025, we recorded $3 million in fixed asset impairment charges due to restructuring actions within our Water Infrastructure segment.
During the second quarter of 2025, we recognized $1 million in fixed asset impairment charges due to restructuring actions within our Measurement and Control Solutions segment.
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
Asset Impairment
During the second quarter of 2025, we recognized $4 million of impairment charges for internally developed software and software assets within our Measurement and Control Solutions segment and Corporate.
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
The income tax provision for the three months ended September 30, 2025 was $71 million resulting in an effective tax rate of 23.9%, compared to a $52 million expense resulting in an effective tax rate of 19.3% for the same period in 2024. The income tax provision for the nine months ended September 30, 2025 was $196 million resulting in an effective tax rate of 24.1%, compared to a $148 million expense resulting in an effective tax rate of 20.7% for the same period in 2024. The effective tax rate for the three and nine month periods ended September 30, 2025 was higher than the U.S. federal statutory rate primarily due to the mix of earnings across different jurisdictions.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The impacts of the OBBBA are reflected in our results for the quarter ended September 30, 2025, and there was no material impact to our income tax expense. As of the quarter ended September 30, 2025, we expect certain provisions of the OBBBA will change the timing of cash tax payments in the current year and future periods.
Unrecognized Tax Benefits
During 2019, Xylem’s Swedish subsidiary received a tax assessment from the Swedish Tax Agency (the "STA") for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. Xylem filed an appeal with the Administrative Court of Växjö, which rendered a decision adverse to Xylem in June 2022 for SEK837 million (approximately $89 million), consisting of the full tax assessment amount plus penalties and interest. Xylem appealed this decision with the intermediate appellate court, the Administrative Court of Appeal, and on May 15, 2024, that court rendered a decision in favor of Xylem and also remanded an issue to the trial court for resolution. In June 2024, the STA filed a notice of appeal of this decision to the Supreme Administrative Court, which declined to hear the case and remanded one issue back to the County Administrative Court for further consideration. Management, in consultation with external legal advisors, continues to believe it is more likely than not that Xylem will prevail on the proposed assessment and will continue to vigorously defend our position through this litigation. There can be no assurance that the final determination by the authorities will not be materially different than our position. As of September 30, 2025, we do not have any unrecognized tax benefits related to this tax position.

Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income attributable to Xylem (in millions)	$227	$217	$622	$564
Shares (in thousands):
Weighted average common shares outstanding	243,436	242,911	243,297	242,425
Add: Participating securities (a)	18	21	22	28
Weighted average common shares outstanding — Basic	243,454	242,932	243,319	242,453
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	358	419	341	574
Dilutive effect of restricted stock units and performance share units	279	399	250	410
Weighted average common shares outstanding — Diluted	244,091	243,750	243,910	243,437
Basic earnings per share	$0.93	$0.89	$2.56	$2.33
Diluted earnings per share	$0.93	$0.89	$2.55	$2.32
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Stock options	903	766	925	1,000
Restricted stock units	339	391	373	424
Performance share units	97	199	170	284

Note 8. Inventories
The components of total inventories are summarized as follows:

(in millions)	September 30, 2025	December 31, 2024
Finished goods	$367	$341
Work in process	115	100
Raw materials	553	555
Total inventories	$1,035	$996

Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2025 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance as of January 1, 2025	$2,098	$884	$2,163	$2,835	$7,980
Activity in 2025
Acquisitions	76	—	—	4	80
Reclassification to assets held for sale (a)	—	—	(23)	—	(23)
Foreign currency and other	83	20	123	17	243
Balance as of September 30, 2025	$2,257	$904	$2,263	$2,856	$8,280
(a)Relates to the reclassification of goodwill allocated for the International Metering business divestiture. Refer to Note 3 Acquisitions and Divestitures for additional information.
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	September 30, 2025			December 31, 2024
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$2,190	$(676)	$1,514	$2,151	$(576)	$1,575
Proprietary technology and patents	432	(176)	256	360	(138)	222
Trademarks	178	(117)	61	182	(107)	75
Software	640	(423)	217	595	(367)	228
Other	204	(101)	103	194	(79)	115
Indefinite-lived intangibles	168	—	168	164	—	164
Other Intangibles	$3,812	$(1,493)	$2,319	$3,646	$(1,267)	$2,379
Amortization expense related to finite-lived intangible assets was $78 million and $231 million for the three and nine-month periods ended September 30, 2025, respectively. Amortization expense related to finite-lived intangible assets was $73 million and $229 million for the three and nine-month periods ended September 30, 2024, respectively.
During the second quarter of 2025, we recognized a $2 million impairment charge for internally developed software within our Measurement and Control Solutions segment and a $2 million impairment charge for software within Corporate.
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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures for which we enter into cash flow hedges relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty, and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $193 million and $657 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, sell Canadian Dollar and purchase Euro, sell Canadian Dollar and purchase U.S. Dollar, purchase Polish Zloty and sell Euro, and sell Australian Dollar and purchase Euro. The purchased notional amounts associated with these currency derivatives are $74 million, $53 million, $29 million, $13 million, $11 million, $7 million, and $6 million, respectively. As of December 31, 2024, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, sell Canadian Dollar and purchase Euro, sell Canadian Dollar and purchase U.S. Dollar, purchase Polish Zloty and sell Euro, and sell Australian Dollar and purchase Euro. The purchased notional amounts associated with these currency derivatives are $258 million, $169 million, $90 million, $42 million, $40 million, $34 million, and $24 million, respectively.
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross-Currency Swaps
Beginning in 2015, we entered into cross-currency swaps to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. During the second quarter of 2019, third quarter of 2020, and second quarter of 2022 we entered into additional cross-currency swaps. The total notional amount of derivative instruments designated as net investment hedges was $3,160 million and $2,181 million as of September 30, 2025 and December 31, 2024, respectively.
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

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income. Items in the table below reflect changes in "Other comprehensive income (loss)" ("OCI/L") within the Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain recognized in OCI/L	$1	$3	$31	$—
Amount of (gain) loss reclassified from OCI/L into Revenue	(3)	1	2	1
Amount of (gain) loss reclassified from OCI/L into Cost of revenue	(2)	1	(4)	1

Derivatives Net Investment Hedges
Cross-Currency Swaps
Amount of gain (loss) recognized in OCI/L	$14	$(56)	$(341)	$5
Amount of income recognized in Interest expense	11	7	31	23
As of September 30, 2025, $13 million of net gains on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of September 30, 2025, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our derivative contracts currently included in our hedging program were as follows:

(in millions)	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Prepaid and other current assets	$8	$3
Net Investment Hedges
Other non-current assets	$—	$50
Liabilities
Cash Flow Hedges
Accrued and other current liabilities	$—	$(15)
Net Investment Hedges
Other non-current accrued liabilities	$(317)	$(30)

Note 11. Current Liabilities
The components of total Accrued and other current liabilities are as follows:

(in millions)	September 30, 2025	December 31, 2024
Compensation and other employee-benefits	$335	$409
Customer-related liabilities	382	384
Accrued taxes	155	201
Lease liabilities	127	109
Accrued warranty costs	42	43
Other accrued liabilities	131	125
Total accrued and other current liabilities	$1,172	$1,271
The Company facilitates the opportunity for suppliers to participate in voluntary supply chain financing programs with third-party financial institutions. Xylem agrees on commercial terms, including payment terms, with suppliers regardless of program participation. The Company does not determine the terms or conditions of the arrangement between suppliers and the third-party financial institutions. Participating suppliers are paid directly by the third-party financial institution. Xylem pays the third-party financial institution the stated amount of confirmed invoices from its designated suppliers at the original invoice amount on the original maturity dates of the invoices, ranging from 45 to 180 days. Xylem does not pay fees related to these programs. Xylem or the third-party financial institutions may terminate the agreements upon at least 30 days notice. The total outstanding balance presented within "Accounts payable" on our Condensed Consolidated Balance Sheets under these programs is $255 million and $250 million as of September 30, 2025 and December 31, 2024, respectively.
The table below provides changes in the confirmed obligations outstanding related to our supplier financing programs over the nine months ended September 30, 2025:

(in millions)	2025
Confirmed obligations outstanding – January 1	$250
Invoices confirmed	782
Confirmed invoices paid	(782)
Foreign currency and other	5
Confirmed obligations outstanding – September 30	$255

Note 12. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	September 30, 2025	December 31, 2024
3.250% Senior Notes due 2026 (a)	$500	$500
1.950% Senior Notes due 2028 (a)	500	500
2.250% Senior Notes due 2031 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Equipment Financing due 2025 to 2032	46	106
Other	29	25
Debt issuance costs and unamortized discount (b)	(13)	(15)
Total debt	1,962	2,016
Less: short-term borrowings and current maturities of long-term debt	49	38
Total long-term debt	$1,913	$1,978
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2026 was $495 million and $488 million as of September 30, 2025 and December 31, 2024, respectively. The fair value of our Senior Notes due 2028 was $477 million and $459 million as of September 30, 2025 and December 31, 2024, respectively. The fair value of our Senior Notes due 2031 was $449 million and $427 million as of September 30, 2025 and December 31, 2024, respectively. The fair value of our Senior Notes due 2046 was $338 million and $327 million as of September 30, 2025 and December 31, 2024, respectively.
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
Interest on the Green Bond is payable on January 30 and July 30 of each year. As of September 30, 2025, we are in compliance with all covenants for the Green Bond.
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
Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of September 30, 2025, we are in compliance with all covenants for the Senior Notes.
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
The 2023 Credit Facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio (or maximum leverage ratio), which will be based on the last four fiscal quarters. In accordance with the terms of the agreement to the 2023 Credit Facility, Xylem may not exceed a maximum leverage ratio of 4.00 to 1.00 for a period of four consecutive fiscal quarters beginning with the fiscal quarter during which a material acquisition is consummated and a maximum leverage ratio of 3.50 to 1.00 thereafter for a minimum of four fiscal quarters before another material acquisition is consummated. In addition, the 2023 Credit Facility contains a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2023 Credit Facility also contains customary events of default. Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2023 Credit Facility, subject to certain requirements and conditions set forth in the 2023 Credit Facility. As of September 30, 2025, the 2023 Credit Facility was undrawn, and we are in compliance with all revolver covenants. The 2023 Credit Facility has availability of $1 billion, comprised of the $1 billion aggregate principal as of September 30, 2025.
Equipment Financing
The Company has secured financing agreements that require providing a security interest in specified equipment and, in some cases, the underlying contract and related receivables. As of September 30, 2025, the gross and net amounts of those assets are included on the Consolidated Balance Sheets as follows:

	September 30, 2025
(in millions)	Gross	Net
Property, plant, and equipment, net	$34	$25
Receivables, net	1	1
Prepaid and other current assets	1	1
Other non-current assets	10	10
	$46	$37

As of September 30, 2025 the future maturities of our debt were as follows:

(in millions)	Maturity
From October 1, 2025 through December 31, 2025	$28
2026	515
2027	12
2028	507
2029	3
Thereafter	910
Total Future Maturities	1,975
Debt issuance costs and unamortized discount (a)	(13)
Total	$1,962
(a) The debt issuance costs and unamortized discount is recognized as a reduction in the carrying value of the Senior Notes in the Consolidated Balance Sheets and is being amortized to interest expense in our Consolidated Income Statements over the expected remaining terms of the Senior Notes.
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $1 billion inclusive of the 2023 Credit Facility. As of September 30, 2025 and December 31, 2024, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding, respectively.
Euro Commercial Paper Program
On June 3, 2019, Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $587 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of September 30, 2025 and December 31, 2024, none of the Company's Euro commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.

Note 13. Post-retirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Domestic defined benefit pension plans:
Service cost	$1	$1	$2	$2
Interest cost	2	1	4	3
Expected return on plan assets	(1)	(1)	(4)	(4)
Amortization of net actuarial loss	—	—	1	1
Net periodic benefit cost	$2	$1	$3	$2
International defined benefit pension plans:
Service cost	$2	$2	$7	$7
Interest cost	4	4	12	12
Expected return on plan assets	(3)	(4)	(9)	(10)
Net periodic benefit cost	$3	$2	$10	$9
Total net periodic benefit cost	$5	$3	$13	$11
The components of net periodic benefit cost, other than the service cost component, are included in the line item "Other non-operating income, net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other post-retirement employee benefit plans was less than $1 million, including net credits recognized into "Other comprehensive income (loss)" of less than $1 million, for each of the three and nine months ended September 30, 2025 and 2024, respectively.
We contributed $18 million and $16 million to our defined benefit plans for the nine months ended September 30, 2025 and 2024, respectively. Additional contributions ranging between approximately $2 million and $6 million are expected to be made during the remainder of 2025.

Note 14. Equity
The following table shows the changes in stockholders' equity for the nine months ended September 30, 2025:

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2025	$3	$8,687	$3,140	$(435)	$(753)	$5	$10,647
Net income attributable to Xylem	—	—	169	—	—	—	169
Other comprehensive income (loss), net	—	—	—	98	—	—	98
Dividends declared ($0.40 per share)	—	—	(98)	—	—	—	(98)
Net income attributable to non-controlling interests	—	—	—	—	—	1	1
Stock incentive plan activity	—	18	—	—	(13)	—	5
Balance at March 31, 2025	$3	$8,705	$3,211	$(337)	$(766)	$6	$10,822
Net income attributable to Xylem	—	—	226	—	—	—	226
Other comprehensive income (loss), net	—	—	—	115	—	—	115
Other activity	—	—	—	—	—	1	1
Dividends declared ($0.40 per share)	—	—	(98)	—	—	—	(98)
Distribution to minority shareholders	—	—	—	—	—	(2)	(2)
Net income attributable to non-controlling interests	—	—	—	—	—	2	2
Stock incentive plan activity	—	15	—	—	—	—	15
Balance at June 30, 2025	$3	$8,720	$3,339	$(222)	$(766)	$7	$11,081
Net income attributable to Xylem	—	—	227	—	—	—	227
Other comprehensive (loss) income, net	—	—	—	(11)	—	—	(11)
Other activity	—	—	—	—	—	4	4
Dividends declared ($0.40 per share)	—	—	(97)	—	—	—	(97)
Net income attributable to non-controlling interests	—	—	—	—	—	1	1
Stock incentive plan activity	—	15	—	—	(1)	—	14
Balance at September 30, 2025	$3	$8,735	$3,469	$(233)	$(767)	$12	$11,219

The following table shows the changes in stockholders' equity for the nine months ended September 30, 2024:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2024	$3	$8,564	$2,601	$(269)	$(733)	$10	$10,176
Net income attributable to Xylem	—	—	153	—	—	—	153
Other comprehensive (loss) income, net	—	—	—	(76)	—	—	(76)
Other activity	—	—	—	—	—	(2)	(2)
Dividends declared ($0.36 per share)	—	—	(87)	—	—	—	(87)
Stock incentive plan activity	—	54	—	—	(15)	—	39
Balance at March 31, 2024	$3	$8,618	$2,667	$(345)	$(748)	$8	$10,203
Net income attributable to Xylem	—	—	194	—	—	—	194
Other comprehensive (loss) income, net	—	—	—	—	—	—	—
Other activity	—	—	—	—	—	(1)	(1)
Dividends declared ($0.36 per share)	—	—	(87)	—	—	—	(87)
Stock incentive plan activity	—	42	—	—	(3)	—	39
Balance at June 30, 2024	$3	$8,660	$2,774	$(345)	$(751)	$7	$10,348
Net income attributable to Xylem	—	—	217	—	—	—	217
Other comprehensive income (loss), net	—	—	—	113	—	—	113
Other activity	—	—	—	—	—	1	1
Dividends declared ($0.36 per share)	—	—	(89)	—	—	—	(89)
Stock incentive plan activity	—	15	—	—	(2)	—	13
Distribution to minority shareholders	—	—	—	—	—	(1)	(1)
Acquisition activity	—	(2)	—	—	—	—	(2)
Balance at September 30, 2024	$3	$8,673	$2,902	$(232)	$(753)	$7	$10,600

Note 15. Share-Based Compensation Plans
Share-based compensation expense was $12 million and $37 million during the three and nine months ended September 30, 2025, respectively, and $12 million and $43 million during the three and nine months ended September 30, 2024, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $10 million, $40 million and $18 million, respectively, at September 30, 2025 and is expected to be recognized over a weighted average period of 2.0, 1.9 and 1.9 years, respectively. The amount of cash received from the exercise of stock options was $11 million and $66 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, there were 4.7 million shares of common stock available for future awards.
Stock Option Grants
The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2025:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2025	1,182	$84.76	6.3	$40
Granted	255	129.75
Exercised	(166)	64.74
Forfeited and expired	(32)	111.85
Outstanding at September 30, 2025	1,239	$96.01	6.2	$58
Options exercisable at September 30, 2025	815	$80.02	4.7	$51
Vested and expected to vest as of September 30, 2025	1,190	$94.68	6.1	$58
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the nine months ended September 30, 2025 was $11 million.
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
Restricted Stock Unit Grants
The following is a summary of restricted stock unit activity for the nine months ended September 30, 2025. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2025	632	$111.33
Granted	253	130.14
Vested	(317)	105.95
Forfeited	(40)	119.06
Outstanding at September 30, 2025	528	$122.84

ROIC and Adjusted EBITDA Performance Share Unit Grants
The following is a summary of our return on invested capital ("ROIC") and adjusted EBITDA grants for the nine months ended September 30, 2025. The fair value of the ROIC and adjusted EBITDA performance share units is determined using the closing share price on the date of the grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2025	77	$105.02
Adjustment for Performance Condition Achieved (a)	19	86.77
Vested	(44)	86.77
Forfeited	(5)	113.87
Outstanding at September 30, 2025	47	$113.89
(a) Represents an increase in the number of original ROIC performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.
TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the nine months ended September 30, 2025:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2025	155	$125.42
Granted	54	180.70
Adjustment for Market Condition Achieved (a)	(14)	71.15
Vested	(37)	71.15
Forfeited	(12)	150.24
Outstanding at September 30, 2025	146	$157.41
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

Revenue Performance Share Unit Grants
The following is a summary of our Revenue performance share unit grants for the nine months ended September 30, 2025 The fair value of the revenue performance share unit awards is determined using the closing price of our common stock on date of grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2025	77	$105.06
Adjustment for Performance Condition Achieved (a)	19	86.77
Vested	(44)	86.77
Forfeited	(5)	113.87
Outstanding at September 30, 2025	47	$113.89
(a) Represents an increase in the number of original revenue performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.
EPS Performance Share Unit Grants
The following is a summary of our earnings per share ("EPS") performance share unit grants for the nine months ended September 30, 2025 The fair value of the EPS performance share unit awards is determined using the closing price of our common stock on date of grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2025	—	$—
Granted	54	129.81
Forfeited	(2)	129.67
Outstanding at September 30, 2025	52	$129.82
The performance share units were each awarded at a target of 100% with actual payout for each type of grant contingent upon the achievement of performance targets as follows:
•ROIC performance share units — a pre-set, three-year adjusted ROIC performance target
•EBITDA performance share units — a third-year adjusted EBITDA performance target
•TSR performance share units — a relative TSR performance target
•Revenue performance share units — a pre-set third year revenue target
•EPS performance share units — a cumulative three-year EPS performance target

Note 16. Capital Stock
For the three and nine months ended September 30, 2025 the Company repurchased less than 0.1 million shares of common stock for $1 million and 0.1 million shares of common stock for $14 million, respectively. For the three and nine months ended September 30, 2024 the Company repurchased less than 0.1 million shares of common stock for approximately $1 million and 0.2 million shares of common stock for $19 million, respectively. Repurchases may include share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under the program for the three and nine months ended September 30, 2025 and September 30, 2024. There are up to $182 million in shares that may still be purchased under this plan as of September 30, 2025.
Aside from the aforementioned repurchase programs, we repurchased less than 0.1 million shares and 0.1 million shares for $1 million and $14 million for the three and nine months ended September 30, 2025, and less than 0.1 million shares and 0.2 million shares for $1 million and $19 million for the three and nine months ended September 30, 2024, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units.

Note 17. Accumulated Other Comprehensive Loss
The following table provides the components of accumulated other comprehensive loss ("AOCL") for the nine months ended September 30, 2025:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2025	$(368)	$(53)	$(14)	$(435)
Foreign currency translation adjustment	56	—	—	56
Amount of currency translation adjustment relating to divestiture of foreign subsidiaries reclassified into net income	8	—	—	8
Tax on foreign currency translation adjustment	20	—	—	20
Foreign currency translation adjustment for post-retirement benefit plans	—	(1)	—	(1)
Unrealized gain on derivative hedge agreements	—	—	15	15
Income tax benefit on unrealized gain on derivative hedge agreements	—	—	(2)	(2)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	3	3
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(1)	(1)
Balance at March 31, 2025	$(284)	$(54)	$1	$(337)
Foreign currency translation adjustment	37	—	—	37
Tax on foreign currency translation adjustment	65	—	—	65
Amortization of actuarial loss on post-retirement benefit plans into other non-operating income, net	—	1	—	1
Foreign currency translation adjustment for post-retirement benefit plans	—	(2)	—	(2)
Unrealized gain on derivative hedge agreements	—	—	15	15
Income tax benefit on unrealized gain on derivative hedge agreements	—	—	(2)	(2)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	2	2
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(1)	(1)
Balance at June 30, 2025	$(182)	$(55)	$15	$(222)
Foreign currency translation adjustment	(6)	—	—	(6)
Tax on foreign currency translation adjustment	(3)	—	—	(3)
Foreign currency translation adjustment for post-retirement benefit plans	—	1	—	1
Unrealized gain on derivative hedge agreements	—	—	1	1
Income tax impact on unrealized gain on derivative hedge agreements	—	—	1	1
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(3)	(3)
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(2)	(2)
Balance at September 30, 2025	$(191)	$(54)	$12	$(233)

The following table provides the components of AOCL for the nine months ended September 30, 2024:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2024	$(196)	$(72)	$(1)	$(269)
Foreign currency translation adjustment	(65)	—	—	(65)
Tax on foreign currency translation adjustment	(10)	—	—	(10)
Income tax impact on amortization of post-retirement benefit plan items	—	(1)	—	(1)
Foreign currency translation adjustment for post-retirement benefit plans	—	2	—	2
Unrealized loss on derivative hedge agreements	—	—	(3)	(3)
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at March 31, 2024	$(271)	$(71)	$(3)	$(345)
Foreign currency translation adjustment	6	—	—	6
Tax on foreign currency translation adjustment	(5)	—	—	(5)
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(1)	(1)
Balance at June 30, 2024	$(270)	$(71)	$(4)	$(345)
Foreign currency translation adjustment	97	—	—	97
Tax on foreign currency translation adjustment	14	—	—	14
Foreign currency translation adjustment for post-retirement benefit plans	—	(2)	—	(2)
Unrealized gain on derivative hedge agreements	—	—	3	3
Income tax impact on unrealized gain on derivative hedge agreements	—	—	(1)	(1)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue	—	—	1	1
Balance at September 30, 2024	$(159)	$(73)	$—	$(232)

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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition. We have estimated and accrued $4 million as of September 30, 2025 and December 31, 2024 for these general legal matters.

Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of September 30, 2025 and December 31, 2024, the amount of surety bonds, bank guarantees, insurance letters of credit, and stand-by letters of credit was $821 million and $758 million, respectively.
Environmental
In the ordinary course of business, we are subject to federal, state, local, and foreign environmental laws and regulations. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of sites in various countries. Our accrued environmental liabilities represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures at these sites, as well as related legal fees. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million as of September 30, 2025 and December 31, 2024 for environmental matters.
Given the complexities and uncertainties involved in on-going and future investigation and remediation projects, the process to estimate environmental remediation liabilities requires judgment. We believe the total amount accrued is reasonable based on existing facts and circumstances.
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defects and specific non-performance. The table below provides changes in the combined current and non-current product warranty accruals over each period:

(in millions)	2025	2024
Warranty accrual – January 1	$57	$63
Net charges for product warranties in the period	28	27
Settlement of warranty claims	(25)	(26)
Foreign currency and other	(9)	—
Warranty accrual – September 30	$51	$64

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
Disaggregated asset information by segment is not provided to the chief operating decision maker ("CODM") for review, therefore, such information is not presented. The following tables contain financial information provided to the CODM for each reportable segment:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for three months ended September 30, 2025
Revenue	$656	$456	$522	$634	$2,268
Less:
Adjusted cost of revenue (a)	357	291	322	396
Adjusted operating expenses (a)	154	76	110	111
Other segment items (b)	32	4	26	29
Segment operating income	$113	$85	$64	$98	$360
Reconciliation of segment operating income
Corporate and other operating (loss)					(26)
Interest expense					(6)
Other non-operating income, net					6
Loss on sale of businesses					(37)
Income before income taxes					$297

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for three months ended September 30, 2024
Revenue	$623	$447	$458	$576	$2,104
Less:
Adjusted cost of revenue (a)	360	291	278	375
Adjusted operating expenses (a)	152	83	98	107
Other segment items (b)	15	2	16	31
Segment operating income	$96	$71	$66	$63	$296
Reconciliation of segment operating income
Corporate and other operating (loss)					(16)
Interest expense					(10)
Other non-operating income, net					1
Loss on sale of businesses					(2)
Income before income taxes					$269

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for nine months ended September 30, 2025
Revenue	$1,887	$1,374	$1,552	$1,825	$6,638
Less:
Adjusted cost of revenue (a)	1,051	868	949	1,170
Adjusted operating expenses (a)	457	246	333	344
Other segment items (b)	83	19	82	91
Segment operating income	$296	$241	$188	$220	$945
Reconciliation of segment operating income
Corporate and other operating (loss)					(75)
Interest expense					(23)
Other non-operating income, net					13
Loss on sale of businesses					(47)
Income before income taxes					$813

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for nine months ended September 30, 2024
Revenue	$1,828	$1,339	$1,402	$1,737	$6,306
Less:
Adjusted cost of revenue (a)	1,052	874	835	1,128
Adjusted operating expenses (a)	476	256	303	333
Other segment items (b)	66	6	49	116
Segment operating income	$234	$203	$215	$160	$812
Reconciliation of segment operating income
Corporate and other operating (loss)					(70)
Interest expense					(35)
Other non-operating income, net					11
Loss on sale of businesses					(6)
Income before income taxes					$712
(a) Adjusted cost of revenue and adjusted operating expenses represent segment-level information that are regularly provided to the CODM. These balances represent cost of revenue and operating expenses, respectively, adjusted to exclude purchase accounting intangible amortization, restructuring and realignment expenses and special charges.
(b) Other segment items for each segment represents purchase accounting intangible amortization, restructuring and realignment expenses and special charges, which are excluded from the above significant expense categories regularly provided to the CODM in line with our adjusted measures as outlined in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.
The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies" section of Note 1 in the Annual Report. The following table contains financial information for each reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Depreciation and Amortization:
Water Infrastructure	$24	$25	$71	$93
Applied Water	8	7	25	21
Measurement and Control Solutions	43	33	126	98
Water Solutions and Services	64	73	203	199
Corporate and other	3	3	7	9
Total	$142	$141	$432	$420
Capital Expenditures:
Water Infrastructure	$7	$7	$29	$24
Applied Water	9	5	23	13
Measurement and Control Solutions	20	14	56	51
Water Solutions and Services	30	37	93	103
Regional selling locations (a)	6	5	23	16
Corporate and other	7	6	24	14
Total	$79	$74	$248	$221
(a)Represents capital expenditures incurred by the Regional selling locations not allocated to the segments.

Note 20. Redeemable Non-Controlling Interest
The holder of the non-controlling interest in Idrica, which is a consolidated subsidiary of the Company, has a right to sell the remaining equity interest in Idrica to the Company for cash (the “Put Right”). The Put Right is exercisable after December 10, 2027 and has a fixed strike price of €168 million during the first two years after it is exercisable. Beginning in the third year of exercisability, the Put Right is exercisable at the fair market value of underlying equity interests. Redeemable non-controlling interest is reflected in the consolidated balance sheets at the greater of the carrying value or the redemption value. As of September 30, 2025, the redeemable non-controlling interest is reflected in the consolidated balance sheet at its carrying value.
The following table shows the changes in the redeemable non-controlling interest for the nine months ended September 30, 2025:

(in millions)
Balance at January 1, 2025	$235
Net loss attributable to non-controlling interest	(3)
Balance at March 31, 2025	$232
Net loss attributable to non-controlling interest	(4)
Balance at June 30, 2025	$228
Net loss attributable to non-controlling interest	$(2)
Balance at September 30, 2025	$226

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include, among others, the following: the impact of overall industry and general economic conditions, including industrial, governmental, and public and private sector spending, interest rates, inflation and related monetary policy by governments in response to inflation, and the strength of the residential and commercial real estate markets, on economic activity and our operations; geopolitical events, including ongoing, possible escalation or outbreak of international conflicts, as well as regulatory, economic and other risks associated with our global sales and operations, including those related to domestic content requirements applicable to projects receiving governmental funding; manufacturing and operating cost increases due to macroeconomic conditions, including inflation, energy supply, supply chain shortages, logistics challenges, tight labor markets, prevailing price changes, tariffs, trade policies or agreements and other factors; demand for our products, disruption, competition or pricing pressures in the markets we serve; cybersecurity incidents or other disruptions of information technology systems on which we rely, or involving our connected products and services; lack of availability or delays in receiving parts and raw materials from our supply chain, including electronic components (in particular, semiconductors); disruptions in operations at our facilities or that of third parties upon which we rely; safe and compliant treatment and handling of water, wastewater and hazardous materials; failure to successfully execute large projects, including with respect to meeting performance guarantees and customers’ budgets, timelines and safety requirements; our ability to retain and attract leadership and other key talent, as well as competition for overall talent and labor; defects, security, warranty and liability claims, and recalls related to our products; uncertainty around restructuring and realignment actions and related costs and savings; our ability to execute strategic investments for growth, including acquisitions and divestitures; availability, regulation or interference with radio spectrum used by certain of our products; volatility in served markets or impacts on our business and operations due to weather conditions, including the effects of climate change; risks related to our sustainability commitments and related disclosures; fluctuations in foreign currency exchange rates; difficulty predicting our financial results; risk of future impairments to goodwill and other intangible assets; changes in our effective tax rates or tax expenses; financial market risks related to our pension and other defined benefit plans; failure to comply with, or changes in, laws or regulations, pertaining to our business conduct, operations, products and services, including anti-corruption, artificial intelligence, data privacy and security, trade, competition, the environment, climate change and health and safety; legal, governmental or regulatory claims, investigations or proceedings and associated contingent liabilities; matters related to intellectual property infringement or expiration of rights; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report") and in subsequent filings we make with the Securities and Exchange Commission (“SEC”).

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
Executive Summary
Xylem reported revenue for the third quarter of 2025 of $2,268 million, an increase of 7.8% compared to $2,104 million reported in the third quarter of 2024. The revenue increase consisted primarily of organic growth of 6.9% across all of our segments, led by double digit organic growth in our Measurement and Control Solutions and Water Solutions and Services segments.
Additional financial highlights for the quarter ended September 30, 2025 include the following:
•Orders of $2,181 million, down 0.9% from $2,201 million in the prior year period, and down 2.0% on an organic basis.
•Earnings per share of $0.93, up 4.5% compared to prior year ($1.37, up 23.4% versus prior year, on an adjusted basis).
•Net income attributable to Xylem as a percent of revenue of 10.0%, down 30 basis points compared to 10.3% in the prior year. Adjusted EBITDA margin of 23.2%, up 200 basis points when compared to 21.2% in the prior year.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions, except for per share data)	2025		2024		2025		2024
Net income attributable to Xylem & Earnings per share	$227	$0.93	$217	$0.89	$622	$2.55	$564	$2.32
Restructuring and realignment	31	0.13	11	0.05	87	0.36	55	0.23
Acquired intangible amortization	55	0.23	52	0.21	165	0.68	163	0.67
Special charges	9	0.04	7	0.03	34	0.14	36	0.15
Tax-related special items	1	—	(3)	(0.01)	6	0.02	(11)	(0.05)
Loss from sale of business	37	0.15	2	0.01	47	0.19	6	0.02
Tax effects of adjustments (a)	(27)	(0.11)	(17)	(0.07)	(69)	(0.28)	(59)	(0.24)
Adjusted net income & Adjusted earnings per share	$333	$1.37	$269	$1.11	$892	$3.66	$754	$3.10
Weighted average number of shares - diluted	244.1		243.8		243.9		243.4

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
•“EBITDA” defined as earnings before interest, taxes, depreciation and amortization expense, "EBITDA margin" defined as EBITDA divided by total revenue, "adjusted EBITDA" reflects the adjustments to EBITDA to exclude share-based compensation charges, restructuring and realignment costs, gain or loss from sale of businesses and special charges, and "adjusted EBITDA margin" defined as adjusted EBITDA divided by total revenue.
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

	Nine Months Ended
	September 30,
(in millions)	2025	2024
Net cash provided by operating activities	$698	$688
Capital expenditures	(248)	(221)
Free cash flow	$450	$467
Net cash used in investing activities	$(329)	$(193)
Net cash used by financing activities	$(382)	$(520)

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2025	2024	Change		2025	2024	Change
Revenue	$2,268	$2,104	7.8%		$6,638	$6,306	5.3%
Gross profit	883	784	12.6%		2,543	2,355	8.0%
Gross margin	38.9%	37.3%	160	bp	38.3%	37.3%	100	bp
Total operating expenses	549	504	8.9%		1,673	1,613	3.7%
Expense to revenue ratio	24.2%	24.0%	20	bp	25.2%	25.6%	(40)	bp
Operating income	334	280	19.3%		870	742	17.3%
Operating margin	14.7%	13.3%	140	bp	13.1%	11.8%	130	bp
Interest and other non-operating expense, net	—	(9)	(100.0)%		(10)	(24)	(58.3)%
Loss on sale of businesses	(37)	(2)	1,750.0%		(47)	(6)	683.3%
Income tax expense	(71)	(52)	36.5%		(196)	(148)	32.4%
Tax rate	23.9%	19.3%	460	bp	24.1%	20.7%	340	bp
Net income	$226	$217	4.1%		$617	$564	9.4%
Net loss attributable to non-controlling interest	1	—	NM		5	—	NM
Net income attributable to Xylem	$227	$217	4.6%		$622	$564	10.3%
NM - Not meaningful change
Revenue
Revenue generated during the three and nine months ended September 30, 2025 was $2,268 million and $6,638 million, respectively, reflecting an increase of $164 million, or 7.8%, and an increase of $332 million, or 5.3%, compared to the prior year. Organic revenue increased $145 million, or 6.9%, and $332 million, or 5.3%, for the three and nine months ended September 30, 2025, respectively. Foreign currency translation had a favorable impact on revenue of $26 million for the three months ended September 30, 2025, and a favorable impact on revenue of $23 million for the nine months ended September 30, 2025. Revenue growth was negatively impacted by $7 million and $23 million due to acquisitions and divestitures, net, for the three and nine months ended September 30, 2025, respectively. The increase in organic revenue for the three months ended September 30, 2025 is driven by strength in the U.S. and Canada mostly due to price realization and increased volume. For the nine months ended September 30, 2025, organic growth is driven by price realization, increased volume, and backlog execution in the U.S. and Canada

The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three and nine months ended September 30, 2025:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2024 Revenue	$623		$447		$458		$576		$2,104
Organic Growth	34	5.5%	4	0.9%	50	10.9%	57	9.9%	145	6.9%
Acquisitions/(Divestitures)	(15)	(2.5)%	—	—%	8	1.8%	—	—%	(7)	(0.3)%
Constant Currency	19	3.0%	4	0.9%	58	12.7%	57	9.9%	138	6.6%
Foreign currency translation (a)	14	2.3%	5	1.1%	6	1.3%	1	0.2%	26	1.2%
Total change in revenue	33	5.3%	9	2.0%	64	14.0%	58	10.1%	164	7.8%
2025 Revenue	$656		$456		$522		$634		$2,268
(a)Foreign currency translation impact for the year due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, British Pound and the Swedish Krona.

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2024 Revenue	$1,828		$1,339		$1,402		$1,737		$6,306
Organic Growth	88	4.8%	30	2.2%	123	8.8%	91	5.2%	332	5.3%
Acquisitions/(Divestitures)	(44)	(2.4)%	—	—%	21	1.5%	—	—%	(23)	(0.4)%
Constant Currency	44	2.4%	30	2.2%	144	10.3%	91	5.2%	309	4.9%
Foreign currency translation (a)	15	0.8%	5	0.4%	6	0.4%	(3)	(0.1)%	23	0.4%
Total change in revenue	59	3.2%	35	2.6%	150	10.7%	88	5.1%	332	5.3%
2025 Revenue	$1,887		$1,374		$1,552		$1,825		$6,638
(a)Foreign currency translation impact for the year due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro and the British Pound, partially offset by the weakening of the Canadian Dollar.
Water Infrastructure
Water Infrastructure revenue increased $33 million, or 5.3%, for the third quarter of 2025 as compared to the prior year. Revenue growth for the quarter included organic revenue growth of $34 million, or 5.5%, and $14 million of favorable impacts from foreign currency translation partially offset by a loss of $15 million of revenue from net divestiture and acquisition activity. The transport applications contributed $19 million of organic revenue growth, driven by increased sales volume and price realization in the U.S. and timing of projects in western Europe, partially offset by reduced backlog execution due to softness in the emerging markets. Organic growth for the treatment application was $15 million, driven by backlog execution in the U.S., partially offset by timing of project revenue in western Europe and reduced volume due to softness in the emerging markets.

Water Infrastructure revenue increased $59 million, or 3.2%, for the nine months ended September 30, 2025 as compared to the prior year. Revenue growth included organic revenue growth of $88 million, or 4.8% and $15 million of favorable impacts from foreign currency translation partially offset by a loss of $44 million of revenue from net divestiture and acquisition activity. The treatment application contributed $46 million of organic revenue growth, led by strong backlog execution in the U.S. and the emerging markets. Organic growth for the transport application was $42 million, led by higher volume in the U.S., and strong backlog execution and order intake in western Europe.
Applied Water
Applied Water revenue increased $9 million, or 2.0%, for the third quarter of 2025 as compared to the prior year. Revenue growth for the quarter included organic revenue growth of $4 million, or 0.9%, and $5 million of favorable foreign currency translation. Organic growth was driven by growth in the building solutions applications of $10 million, led by backlog execution and price realization in the U.S, partially offset by order softness in the emerging markets. These increases were partially offset by organic declines of $6 million in the industrial application, primarily due to order softness in the emerging markets.
Applied Water revenue increased $35 million, or 2.6%, for the nine months ended September 30, 2025 as compared to the prior year. Revenue growth included organic revenue growth of $30 million, or 2.2%, and $5 million of favorable foreign currency translation. Organic growth was driven by growth in the building solutions applications of $33 million, led by price and backlog execution in the U.S., partially offset by order softness in the emerging markets. These industrial application saw organic declines of $3 million due to order softness in the emerging markets, partially offset by backlog execution in Canada and increased sales volume in western Europe.
Measurement and Control Solutions
Measurement and Control Solutions revenue increased $64 million, or 14.0%, for the third quarter of 2025 as compared to the prior year. The revenue growth was primarily driven by organic growth of $50 million, or 10.9%, with an additional increase from acquisitions of $8 million, and $6 million of favorable foreign currency translation. Organic revenue growth during the quarter was driven by $45 million from the smart metering and other applications, driven by increased volumes and price realization primarily in energy for north America, and increased backlog execution in western Europe in water. The analytics application was up $5 million due to increased project revenue and price realization in western Europe.
Measurement and Control Solutions revenue increased $150 million, or 10.7%, for the nine months ended September 30, 2025 as compared to the prior year. The revenue increase was primarily driven by organic growth of $123 million, or 8.8%, with an additional increase from acquisitions of $21 million. Organic revenue increased by $116 million in the smart metering and other applications, due primarily to backlog execution from energy in North America and water project deliveries in the western Europe. These increases were partially offset by organic declines in water in the U.S. due to lower demand, following strong prior year backlog execution. The analytics application was up $7 million organically, driven by price realization in western Europe and the U.S., partially offset by lower sales volume due to market softness in the emerging markets.
Water Solutions and Services
Water Solutions and Services revenue increased $58 million, or 10.1%, for the third quarter of 2025 as compared to the prior year. The revenue growth was primarily driven by organic revenue growth of $57 million, or 9.9%, and $1 million of favorable impacts from foreign currency translation. Organic revenue growth was led by growth in the capital and other applications of $38 million, primarily due to increased project execution and price realization in the U.S. and sales volume in the emerging markets. Organic revenue from the service application increased by $19 million due to increased volume and price realization in the U.S.
Water Solutions and Services revenue increased $88 million, or 5.1%, for the nine months ended September 30, 2025 as compared to the prior year. The revenue growth was primarily driven by organic revenue growth of $91 million, or 5.2%, partially offset by $3 million of unfavorable impacts from foreign currency translation. Organic revenue growth was led by service growth of $52 million, primarily due to increased volume and price realization in the U.S. and increased volume in the emerging markets. Organic revenue from the capital and other applications increased by $39 million due to increased project revenue in the U.S. and increased volume in the emerging markets.

Orders / Backlog
Orders
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business.
The following tables illustrate the impact from organic decline/growth, recent acquisitions and divestitures, and foreign currency translation in relation to orders during the three and nine months ended September 30, 2025:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2024 Orders	$700		$437		$386		$678		$2,201
Organic Impact	(15)	(2.1)%	2	0.5%	42	10.9%	(74)	(10.9)%	(45)	(2.0)%
Acquisitions/(Divestitures)	(15)	(2.1)%	—	—%	13	3.3%	—	—%	(2)	(0.1)%
Constant Currency	(30)	(4.2)%	2	0.5%	55	14.2%	(74)	(10.9)%	(47)	(2.1)%
Foreign currency translation (a)	13	1.8%	6	1.3%	5	1.3%	3	0.4%	27	1.2%
Total change in orders	(17)	(2.4)%	8	1.8%	60	15.5%	(71)	(10.5)%	(20)	(0.9)%
2025 Orders	$683		$445		$446		$607		$2,181
(a)Foreign currency translation impact for the year due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, British Pound and the Swedish Krona.

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2024 Orders	$2,036		$1,382		$1,199		$1,917		$6,534
Organic Impact	(23)	(1.1)%	32	2.3%	54	4.5%	(84)	(4.4)%	(21)	(0.3)%
Acquisitions/(Divestitures)	(45)	(2.2)%	—	—%	25	2.1%	—	—%	(20)	(0.3)%
Constant Currency	(68)	(3.3)%	32	2.3%	79	6.6%	(84)	(4.4)%	(41)	(0.6)%
Foreign currency translation (a)	13	0.6%	5	0.4%	7	0.6%	(5)	(0.2)%	20	0.3%
Total change in orders	(55)	(2.7)%	37	2.7%	86	7.2%	(89)	(4.6)%	(21)	(0.3)%
2025 Orders	$1,981		$1,419		$1,285		$1,828		$6,513
(a)Foreign currency translation impact for the year due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro and the British Pound, partially offset by the weakening of the Canadian Dollar.

Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, capital projects require longer lead production cycles and deployment schedules and delays occur from time to time. Total backlog was $4,819 million at September 30, 2025, a decrease of $434 million, or 8.3%, as compared to September 30, 2024 backlog of $5,253 million. The decrease in backlog was driven by increased revenue outpacing order intake and contract wins in the current period, partially offset by favorable impacts from foreign currency translation. The backlog decrease was led by the Measurement and Control Solutions and Water Solutions and Services segments due to strong backlog execution and improved lead times. These backlog declines were partially offset by backlog growth in the Water Infrastructure and Applied Water segments primarily due to orders and contract wins outpacing revenue, and favorable foreign currency impacts. Backlog decreased $251 million, or 5.0%, at September 30, 2025, as compared to December 31, 2024 backlog of $5,070 million. We anticipate that approximately 30% of the backlog as of September 30, 2025 will be recognized as revenue in the remainder of 2025. There were no significant order cancellations during the quarter.
Gross Margin
Gross margin as a percentage of revenue increased 160 basis points to 38.9% for the three months ended September 30, 2025, as compared to 37.3% for the three months ended September 30, 2024. The gross margin increase was partially offset by unfavorable impacts of 20 basis points from increases in acquired intangible amortization and restructuring and realignment costs as compared to the prior year. Gross margin expansion was driven by 430 basis points of favorable operational impacts, led by 230 basis points of productivity savings and 140 basis points of price realization. These increases in gross margin were partially offset by 250 basis points of unfavorable operational impacts driven by 200 basis points of inflation and 40 basis points of unfavorable mix.
Gross margin as a percentage of revenue increased 100 basis points to 38.3% for the nine months ended September 30, 2025, as compared to 37.3% for the nine months ended September 30, 2024. The gross margin increase included favorable impacts of 20 basis points from decreases in acquired intangible amortization and special charges, partially offset by increased restructuring and realignment charges as compared to the prior year. Gross margin expansion included favorable operational impacts of 360 basis points, driven almost entirely by 220 basis points of productivity savings and 130 basis points of price realization. These increases in gross margin were offset by 280 basis points of unfavorable operational impacts driven by 190 basis points of inflation and 70 basis points of unfavorable mix.

Operating Expenses
The following table presents operating expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2025	2024	Change		2025	2024	Change
Selling, general and administrative expenses	$474	$445	6.5%		$1,437	$1,404	2.4%
SG&A as a % of revenue	20.9%	21.2%	(30)	bp	21.6%	22.3%	(70)	bp
Research and development expenses	52	55	(5.5)%		166	172	(3.5)%
R&D as a % of revenue	2.3%	2.6%	(30)	bp	2.5%	2.7%	(20)	bp
Restructuring and asset impairment charges	23	4	475.0%		70	37	89.2%
Operating expenses	$549	$504	8.9%		$1,673	$1,613	3.7%
Expense to revenue ratio	24.2%	24.0%	20	bp	25.2%	25.6%	(40)	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses increased by $29 million to $474 million, or 20.9% of revenue, in the third quarter of 2025, as compared to $445 million, or 21.2% of revenue, in the comparable 2024 period, and increased $33 million to $1,437 million, or 21.6% of revenue, in the nine month period ended September 30, 2025. The increase in SG&A in the third quarter of 2025 as compared to the prior year was driven by $15 million of increased spending on strategic investments and $13 million of inflation. The increase in SG&A in the nine month period ended September 30, 2025 as compared to the prior year was primarily driven by $42 million of inflation with increased spending on strategic initiatives being more than offset by productivity savings.
Research and Development ("R&D") Expenses
R&D expense was $52 million, or 2.3% of revenue, in the third quarter of 2025, as compared to $55 million, or 2.6% of revenue, in the third quarter of 2024, and was $166 million, or 2.5% of revenue, in the nine months ended September 30, 2025, as compared to $172 million, or 2.7% of revenue, in the nine months ended September 30, 2024. R&D expense was fairly consistent year over year and in line with planned spending in this area.
Restructuring and Asset Impairment Charges
Restructuring
During the three and nine months ended September 30, 2025, we incurred restructuring charges of $23 million and $62 million, respectively. During the three and nine months ended September 30, 2024, we incurred restructuring charges of $4 million and $36 million, respectively, For the three and nine months ended September 30, 2025, the incurred charges primarily related to actions taken to further streamline our organization through simplification efforts in order to strengthen our competitive positioning and ability to better serve our customers.
Actions commenced in 2025 and 2024 consist primarily of severance charges. We currently expect to incur between $90 and $100 million in restructuring costs for the full year.
Refer to Note 5, "Restructuring and Asset Impairment Charges" for more information.

The following is a roll-forward for the nine months ended September 30, 2025 and 2024 of employee position eliminations associated with restructuring activities:

	2025	2024
Planned reductions - January 1	382	113
Additional planned reductions	858	276
Actual reductions and reversals	(711)	(190)
Planned reductions - September 30	529	199
Asset Impairment
Refer to Note 9, "Goodwill and Other Intangible Assets" for more information on intangible asset impairment charges incurred during the three months ended September 30, 2025.
Operating Income, Net Income, and Adjusted EBITDA
Operating income was $334 million (operating margin of 14.7%) during the third quarter of 2025, an increase of $54 million, or 19.3%, when compared to operating income of $280 million (operating margin of 13.3%) during the prior year. Operating margin increased 140 basis points. Operating margin expansion was partially offset by 90 basis points of unfavorable impacts from increased restructuring and realignment costs, acquired intangible amortization, and special charges relative to the prior year period. Additionally, operating margin expansion included 560 basis points of favorable operational impacts driven by 320 basis points of productivity savings and 190 basis points of price realization. These favorable impacts were partially offset by 330 basis points of unfavorable operational impacts, driven by 230 basis points of inflation, 40 basis points of increased spending on strategic investments, and 40 basis points of unfavorable mix. Excluding acquired intangible asset amortization, restructuring and realignment costs, and special charges, adjusted operating income was $429 million (adjusted operating margin of 18.9%) for the third quarter of 2025 as compared to adjusted operating income of $350 million (adjusted operating margin of 16.6%) during the comparable quarter in the prior year.
Net income attributable to Xylem for the third quarter was $227 million (net income margin of 10.0%), an increase of $10 million as compared to net income attributable to Xylem in the prior year of $217 million (net income margin of 10.3%). The increase in net income attributable to Xylem was driven by increased operating income of $54 million, increased non-operating income of $5 million, decreased interest expense of $4 million, and the net loss attributable to non-controlling interest of $1 million, partially offset by increased loss from sale of businesses of $35 million and increased income tax expense of $19 million.
Adjusted EBITDA was $527 million (adjusted EBITDA margin of 23.2%) during the third quarter of 2025, an increase of $80 million, or 18.0%, when compared to adjusted EBITDA of $447 million (adjusted EBITDA margin of 21.2%) during the comparable quarter in the prior year, an increase to adjusted EBITDA margin of 200 basis points. The increase in adjusted EBITDA margin was primarily driven by the same factors impacting the adjusted operating margin increase.
Operating income was $870 million (operating margin of 13.1%) during the nine months ended September 30, 2025, an increase of $128 million, or 17.3%, when compared to operating income of $742 million (operating margin of 11.8%) during the prior year. Operating margin increased 130 basis points, which included net unfavorable impacts of 30 basis points from increased restructuring and realignment costs and acquired intangible amortization, slightly offset by decreased special charges compared to the prior year. Additionally, operating margin expansion included 560 basis points of favorable operational impacts driven by 350 basis points of productivity savings and 170 basis points of price realization. These favorable impacts were partially offset by 400 basis points of unfavorable operational impacts, driven by 240 basis points of inflation, 70 basis points of unfavorable mix, and 40 basis points of increased spending on strategic investments. Excluding acquired intangible asset amortization, restructuring and realignment costs, and special charges, adjusted operating income was $1,156 million (adjusted operating margin of 17.4%) for the nine months ended September 30, 2025 as compared to adjusted operating income of $996 million (adjusted operating margin of 15.8%) during the comparable period in the prior year.

Net income attributable to Xylem for the nine months ended September 30, 2025 was $622 million (net income margin of 9.4%), an increase of $58 million as compared to net income attributable to Xylem in the prior year of $564 million (net income margin of 8.9%). The increase in net income attributable to Xylem was driven by increased operating income of $128 million, decreased interest expense of $12 million, increased non-operating income of $2 million, and the net loss attributable to non-controlling interest of $5 million offset by increased loss from sale of businesses of $41 million, and increased income tax expense of $48 million.
Adjusted EBITDA was $1,452 million (adjusted EBITDA margin of 21.9%) during the nine months ended September 30, 2025, an increase of $162 million, or 12.6%, when compared to adjusted EBITDA of $1,290 million (adjusted EBITDA margin of 20.5%) during the comparable prior year period, an increase in adjusted EBITDA margin of 140 basis points. Adjusted EBITDA margin was impacted by the same offsetting factors impacting the adjusted operating margin.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2025	2024	Change		2025	2024	Change
Water Infrastructure
Operating income	$113	$96	17.7%		$296	$234	26.5%
Operating margin	17.2%	15.4%	180	bp	15.7%	12.8%	290	bp
Restructuring and realignment costs	22	6	266.7%		49	15	226.7%
Purchase accounting intangible amortization	10	11	(9.1)%		30	47	(36.2)%
Special charges	—	(2)	(100.0)%		4	4	—%
Adjusted operating income	$145	$111	30.6%		$379	$300	26.3%
Adjusted operating margin	22.1%	17.8%	430	bp	20.1%	16.4%	370	bp
Applied Water
Operating income	$85	$71	19.7%		$241	$203	18.7%
Operating margin	18.6%	15.9%	270	bp	17.5%	15.2%	230	bp
Restructuring and realignment costs	4	2	100.0%		19	6	216.7%
Adjusted operating income	$89	$73	21.9%		$260	$209	24.4%
Adjusted operating margin	19.5%	16.3%	320	bp	18.9%	15.6%	330	bp
Measurement and Control Solutions
Operating income	$64	$66	(3.0)%		$188	$215	(12.6)%
Operating margin	12.3%	14.4%	(210)	bp	12.1%	15.3%	(320)	bp
Restructuring and realignment costs	1	(1)	(200.0)%		9	3	200.0%
Purchase accounting intangible amortization	20	15	33.3%		58	43	34.9%
Special charges	5	2	150.0%		15	3	400.0%
Adjusted operating income	$90	$82	9.8%		$270	$264	2.3%
Adjusted operating margin	17.2%	17.9%	(70)	bp	17.4%	18.8%	(140)	bp
Water Solutions and Services
Operating income	$98	$63	55.6%		$220	$160	37.5%
Operating margin	15.5%	10.9%	460	bp	12.1%	9.2%	290	bp
Restructuring and realignment costs	3	4	(25.0)%		9	30	(70.0)%
Purchase accounting intangible amortization	25	26	(3.8)%		76	73	4.1%
Special charges	1	1	—%		6	13	(53.8)%
Adjusted operating income	$127	$94	35.1%		$311	$276	12.7%
Adjusted operating margin	20.0%	16.3%	370	bp	17.0%	15.9%	110	bp
Corporate and other
Operating loss	$(26)	$(16)	62.5%		$(75)	$(70)	7.1%
Restructuring and realignment costs	1	—	NM		1	1	—%
Purchase accounting intangible amortization	—	—	NM		1	—	NM
Special charges	3	6	(50.0)%		9	16	(43.8)%
Adjusted operating loss	$(22)	$(10)	120.0%		$(64)	$(53)	20.8%
Total Xylem
Operating income	$334	$280	19.3%		$870	$742	17.3%
Operating margin	14.7%	13.3%	140	bp	13.1%	11.8%	130	bp
Restructuring and realignment costs	31	11	181.8%		87	55	58.2%
Purchase accounting intangible amortization	55	52	5.8%		165	163	1.2%
Special charges	9	7	28.6%		34	36	(5.6)%
Adjusted operating income	$429	$350	22.6%		$1,156	$996	16.1%
Adjusted operating margin	18.9%	16.6%	230	bp	17.4%	15.8%	160	bp
NM - Not meaningful percentage change

The table below provides a reconciliation of net income to consolidated EBITDA and adjusted EBITDA:

	Three Months Ended				Nine Months Ended
(in millions)	September 30				September 30
	2025	2024	Change		2025	2024	Change
Net Income attributable to Xylem	$227	$217	5%		$622	$564	10%
Net Income margin	10.0%	10.3%	(30)	bp	9.4%	8.9%	50	bp
Depreciation	64	68	(6)%		201	191	5%
Amortization	78	73	7%		231	229	1%
Interest expense, net	—	5	(100)%		3	18	(83)%
Income tax expense	71	52	37%		196	148	32%
EBITDA	$440	$415	6%		$1,253	$1,150	9%
Share-based compensation	12	12	—%		37	43	(14)%
Restructuring & realignment	30	11	173%		86	55	56%
Special charges	9	7	29%		34	36	(6)%
Loss on sale of businesses	37	2	1750%		47	6	683%
Loss attributable to non-controlling interests	(1)	—	NM		(5)	—	NM
Adjusted EBITDA	$527	$447	18%		$1,452	$1,290	13%
Adjusted EBITDA margin	23.2%	21.2%	200	bp	21.9%	20.5%	140	bp

The tables below provide a reconciliation of each segment's operating income (loss) to EBITDA and adjusted EBITDA:

	Three Months Ended
	September 30, 2025
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$113	$85	$64	$98
Operating margin	17.2%	18.6%	12.3%	15.5%
Loss (gain) attributable to non-controlling interests	—	—	2	(1)
Gain (loss) on sale of businesses	2	—	(39)	—
Depreciation	11	6	8	38
Amortization	13	2	35	26
EBITDA	$139	$93	$70	$161
Share-based compensation	2	2	1	1
Restructuring & realignment	21	4	1	3
Special charges	—	—	5	1
(Gain) loss on sale of businesses	(2)	—	39	—
(Loss) gain attributable to non-controlling interests	—	—	(2)	1
Adjusted EBITDA	$160	$99	$114	$167
Adjusted EBITDA margin	24.4%	21.7%	21.8%	26.3%

	Three Months Ended
	September 30, 2024
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$96	$71	$66	$63
Operating margin	15.4%	15.9%	14.4%	10.9%
Loss from sale of businesses	—	—	—	(2)
Depreciation	12	6	7	43
Amortization	13	1	26	30
Other non-operating (expense) income, excluding interest	(1)	1	(4)	(1)
EBITDA	$120	$79	$95	$133
Share-based compensation	3	2	1	2
Restructuring & realignment	6	2	(1)	4
Special Charges	(2)	—	2	1
Loss from sale of businesses	—	—	—	2
Adjusted EBITDA	$127	$83	$97	$142
Adjusted EBITDA margin	20.4%	18.6%	21.2%	24.7%

	Three Months Ended
	2025 versus 2024
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income (Loss)	$17	$14	$(2)	$35
Operating margin	180 bps	270 bps	(210) bps	460 bps
Loss (gain) attributable to non-controlling interests	—	—	2	(1)
Gain (loss) on sale of businesses	2	—	(39)	2
Depreciation	(1)	—	1	(5)
Amortization	—	1	9	(4)
Other non-operating income (expense), excluding interest	1	(1)	4	1
EBITDA	$19	$14	$(25)	$28
Share-based compensation	(1)	—	—	(1)
Restructuring & realignment	15	2	2	(1)
Special charges	2	—	3	—
(Gain) loss from sale of businesses	(2)	—	39	(2)
(Loss) gain attributable to non-controlling interests	—	—	(2)	1
Adjusted EBITDA	$33	$16	$17	$25
Adjusted EBITDA margin	400 bps	310 bps	60 bps	160 bps

	Nine Months Ended
	September 30, 2025
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$296	$241	$188	$220
Operating margin	15.7%	17.5%	12.1%	12.1%
Loss (gain) attributable to non-controlling interests	—	—	6	(1)
Loss from sale of businesses	(8)	—	(39)	—
Depreciation	32	21	25	122
Amortization	39	4	101	81
Other non-operating expense, excluding interest	(4)	—	(1)	(1)
EBITDA	$355	$266	$280	$421
Share-based compensation	7	4	5	5
Restructuring & realignment	48	19	9	9
Special Charges	4	—	15	6
Loss from sale of businesses	8	—	39	—
(Loss) gain attributable to non-controlling interests	—	—	(6)	1
Adjusted EBITDA	$422	$289	$342	$442
Adjusted EBITDA margin	22.4%	21.0%	22.0%	24.2%

	Nine Months Ended
	September 30, 2024
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$234	$203	$215	$160
Operating margin	12.8%	15.2%	15.3%	9.2%
Loss from sale of businesses	—	—	—	(6)
Depreciation	32	19	20	119
Amortization	61	2	78	80
Other non-operating expense, excluding interest	(2)	—	(7)	—
EBITDA	$325	$224	$306	$353
Share-based compensation	10	5	3	8
Restructuring & realignment	15	6	3	30
Special Charges	4	—	3	13
Loss from sale of businesses	—	—	—	6
Adjusted EBITDA	$354	$235	$315	$410
Adjusted EBITDA margin	19.4%	17.6%	22.5%	23.6%

	Nine Months Ended
	2025 versus 2024
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income (Loss)	$62	$38	$(27)	$60
Operating margin	290 bps	230 bps	(320) bps	290 bps
Loss (gain) attributable to non-controlling interests	—	—	6	(1)
(Gain) loss on sale of businesses	(8)	—	(39)	6
Depreciation	—	2	5	3
Amortization	(22)	2	23	1
Other non-operating (expense) income, excluding interest	(2)	—	6	(1)
EBITDA	$30	$42	$(26)	$68
Share-based compensation	(3)	(1)	2	(3)
Restructuring & realignment	33	13	6	(21)
Special charges	—	—	12	(7)
Gain (loss) on sale of businesses	8	—	39	(6)
(Loss) gain attributable to non-controlling interests	—	—	(6)	1
Adjusted EBITDA	$68	$54	$27	$32
Adjusted EBITDA margin	300 bps	340 bps	(50) bps	60 bps
Water Infrastructure
Operating income for our Water Infrastructure segment was $113 million (operating margin of 17.2%) during the third quarter of 2025, an increase of $17 million, or 17.7%, when compared to operating income of $96 million (operating margin of 15.4%) during the prior year, or a total increase in operating margin of 180 basis points. Operating margin expansion was partially offset by net unfavorable impacts of 250 basis points from increased restructuring and realignment costs and special charges, partially offset by decreased acquired intangible asset amortization as compared to the prior year. Additionally, operating margin expansion included 850 basis points of favorable operating impacts driven by 430 basis points of productivity and restructuring savings, 260 basis points of price realization, and 70 basis points of favorable mix. Margin expansion was partially offset by 420 basis points of unfavorable operational impacts, driven by 200 basis points of inflation, 120 basis points of decreased volume, and 50 basis points of increased spending on strategic investments. Excluding amortization of acquired intangibles, restructuring and realignment costs and special charges, adjusted operating income was $145 million (adjusted operating margin of 22.1%) for the third quarter of 2025 as compared to adjusted operating income of $111 million (adjusted operating margin of 17.8%) for the third quarter of 2024.
Adjusted EBITDA was $160 million (adjusted EBITDA margin of 24.4%) for the third quarter of 2025, an increase of $33 million, or 26.0%, when compared to adjusted EBITDA of $127 million (adjusted EBITDA margin of 20.4%) during the prior year. The increase in adjusted EBITDA margin was primarily driven by the same factors impacting the increase in adjusted operating margin.

Operating income for our Water Infrastructure segment was $296 million (operating margin of 15.7%) during the nine months ended September 30, 2025, an increase of $62 million, or 26.5%, when compared to operating income of $234 million (operating margin of 12.8%) during the prior year, or a total increase in operating margin of 290 basis points. Operating margin growth included unfavorable impacts of 80 basis points from increases in restructuring and realignment costs partially offset by declines in acquired intangible amortization compared to the prior year. Operating margin expansion included 740 basis points of favorable operational impacts, driven by 420 basis points of productivity and restructuring savings and 210 basis points of price realization. Margin expansion was partially offset by 370 basis points of unfavorable operating impacts driven by 230 basis points of inflation, 40 basis points of decreased volume and 30 basis points of increased spending on strategic investments. Excluding amortization of acquired intangibles, restructuring and realignment costs, and special charges, adjusted operating income was $379 million (adjusted operating margin of 20.1%) for the nine months ended September 30, 2025 as compared to adjusted operating income of $300 million (adjusted operating margin of 16.4%) for the nine months ended September 30, 2024.
Adjusted EBITDA was $422 million (adjusted EBITDA margin of 22.4%) for the nine months ended September 30, 2025, an increase of $68 million, or 19.2%, when compared to adjusted EBITDA of $354 million (adjusted EBITDA margin of 19.4%) during the prior year. Adjusted EBITDA margin was impacted by the same offsetting factors impacting the adjusted operating margin; however, adjusted EBITDA margin did not benefit from the relative impact of decreased depreciation and software amortization.
Applied Water
Operating income for our Applied Water segment was $85 million (operating margin of 18.6%) during the third quarter of 2025, an increase of $14 million, or 19.7%, when compared to operating income of $71 million (operating margin of 15.9%) during the prior year, or a total increase in operating margin of 270 basis points. Operating margin expansion was negatively impacted by 50 basis points from increases in restructuring and realignment costs as compared to the prior year. Operating margin expansion included 750 basis points of favorable operational impacts, driven by 550 basis points of productivity savings, 90 basis points of favorable mix, and 70 basis points of price realization. Operating margin expansion was offset by 430 basis points of unfavorable operational impacts driven primarily by 270 basis points of inflation, 60 basis points of inventory management costs, 50 basis points of increased spending on strategic investments, and 50 basis points of decreased volume. Excluding restructuring and realignment costs, adjusted operating income was $89 million (adjusted operating margin of 19.5%) for the third quarter of 2025 as compared to adjusted operating income of $73 million (adjusted operating margin of 16.3%) for the third quarter of 2024.
Adjusted EBITDA was $99 million (adjusted EBITDA margin of 21.7%) for the third quarter of 2025, an increase of $16 million, or 19%, when compared to adjusted EBITDA of $83 million (adjusted EBITDA margin of 18.6%) during the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin.
Operating income for our Applied Water segment was $241 million (operating margin of 17.5%) during the nine months ended September 30, 2025, an increase of $38 million, or 18.7%, when compared to operating income of $203 million (operating margin of 15.2%) during the prior year, or a total increase in operating margin of 230 basis points. Operating margin expansion was negatively impacted by 100 basis points from an increase in restructuring and realignment costs as compared to the prior year. Operating margin expansion included 750 basis points of favorable operational impacts driven by 570 basis points of productivity savings, 110 basis points of price realization, and 50 basis points of favorable mix. Margin expansion was partially offset by 420 basis points of unfavorable operational impacts driven by 270 basis points of inflation and 50 basis points of increased spending on strategic investments. Excluding restructuring and realignment costs, adjusted operating income was $260 million (adjusted operating margin of 18.9%) for the nine months ended September 30, 2025 as compared to adjusted operating income of $209 million (adjusted operating margin of 15.6%) for the nine months ended September 30, 2024.
Adjusted EBITDA was $289 million (adjusted EBITDA margin of 21.0%) for the nine months ended September 30, 2025, an increase of $54 million, or 23.0%, when compared to adjusted EBITDA of $235 million (adjusted EBITDA margin of 17.6%) during the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin.

Measurement and Control Solutions
Operating income for our Measurement and Control Solutions segment was $64 million (operating margin of 12.3%) during the third quarter of 2025, a decrease of $2 million, or 3.0%, when compared to operating income of $66 million (operating margin of 14.4%) during the prior year, or a total decrease in operating margin of 210 basis points. The operating margin decline included unfavorable impacts of 140 basis points from an increase in acquired intangible asset amortization, special charges, and restructuring and realignment costs as compared to the prior year. Additionally, operating margin declines included 640 basis points of unfavorable operational impacts, primarily consisting of 290 basis points of unfavorable mix, 240 basis points of inflation, 70 basis points of increased spending on strategic investments, and 70 basis points of inventory management costs. The decline in margin was partially offset by positive operational impacts of 570 basis points consisting of 340 basis points of productivity savings, 150 basis points of price realization, and 80 basis points of increased volume. Excluding acquired intangible asset amortization, restructuring and realignment costs and special charges, adjusted operating income was $90 million (adjusted operating margin of 17.2%) for the third quarter of 2025 as compared to adjusted operating income of $82 million (adjusted operating margin of 17.9%) for the third quarter of 2024.
Adjusted EBITDA was $114 million (adjusted EBITDA margin of 21.8%) for the third quarter of 2025, an increase of $17 million, or 18%, when compared to adjusted EBITDA of $97 million (adjusted EBITDA margin of 21.2%) during the prior year. The increase in adjusted EBITDA margin was due to the same factors as those impacting the decrease in adjusted operating margin; however, adjusted EBITDA benefitted from decreased non-operating expenses and was not negatively impacted by the relative impact of increases in depreciation and software amortization expense.
Operating income for our Measurement and Control Solutions segment was $188 million (operating margin of 12.1%) during the nine months ended September 30, 2025, a decrease of $27 million, or 12.6%, when compared to operating income of $215 million (operating margin of 15.3%) during the prior year, or a total decrease in operating margin of 320 basis points. Operating margin declines included unfavorable impacts of 180 basis points from increased acquired intangible amortization, special charges, and restructuring and realignment costs as compared to the prior year. Additionally, operating margin declines included 710 basis points of unfavorable operational impacts including 260 basis points of unfavorable mix, 230 basis points of inflation, 60 basis points from increased spending on strategic investments, and 50 basis points of negative operating impact from acquisitions. Margin declines were partially offset by favorable operational impacts of 570 basis points consisting of 350 basis points of productivity savings, 130 basis points of price realization, and 90 basis points of increased volume. Excluding acquired intangible asset amortization, restructuring and realignment costs, and special charges, adjusted operating income was $270 million (adjusted operating margin of 17.4%) for the nine months ended September 30, 2025 as compared to adjusted operating income of $264 million (adjusted operating margin of 18.8%) for the nine months ended September 30, 2024.
Adjusted EBITDA was $342 million (adjusted EBITDA margin of 22.0%) for the nine months ended September 30, 2025, an increase of $27 million, or 9%, when compared to adjusted EBITDA of $315 million (adjusted EBITDA margin of 22.5%) during the prior year. The decrease in adjusted EBITDA margin was primarily due to the same factors as those impacting the decrease in adjusted operating margin; however, adjusted EBITDA benefitted from decreased non-operating expenses and was not negatively impacted by the relative impact of increases in depreciation and software amortization expense.
Water Solutions and Services
Operating income for our Water Solutions and Services segment was $98 million (operating margin of 15.5%) during the third quarter of 2025, an increase of $35 million, or 55.6%, when compared to operating income of $63 million (operating margin of 10.9%) during the prior year, or a total increase in operating margin of 460 basis points. The operating margin expansion included favorable impacts of 90 basis points from slightly decreased restructuring and realignment costs and acquired intangible asset amortization, and flat special charges against increasing revenues over the prior year period. Additionally, operating margin expansion included 690 basis points of favorable operational impacts including 240 basis points of price realization, 160 basis points of increased volume, 110 basis points of decreased investment spending, 80 basis points of productivity savings and 60 basis points of favorable foreign currency impacts. Margin expansion was partially offset by unfavorable operational impacts of 320 basis points driven by 190 basis points of inflation and 50 basis points of unfavorable mix. Excluding acquired intangible asset amortization, restructuring and realignment costs, and special charges, adjusted operating income was $127 million (adjusted operating margin of 20.0%) for the third quarter of 2025 as compared to adjusted operating income of $94 million (adjusted operating margin of 16.3%) for the third quarter of 2024.
Adjusted EBITDA was $167 million (adjusted EBITDA margin of 26.3%) for the third quarter of 2025, an increase of $25 million, or 18%, when compared to adjusted EBITDA of $142 million (adjusted EBITDA margin of 24.7%) during the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from the relative impact of decrease in depreciation and software amortization.
Operating income for our Water Solutions and Services segment was $220 million (operating margin of 12.1%) during the nine months ended September 30, 2025, an increase of $60 million, or 37.5%, when compared to operating income of $160 million (operating margin of 9.2%) during the prior year, or a total increase in operating margin of 290 basis points. Operating margin expansion included net favorable impacts of 180 basis points due to decreases in restructuring and realignment costs and special charges, partially offset by increases in acquired intangible asset amortization as compared to the prior year. Additionally, operating margin expansion included 440 basis points of favorable operational impacts, driven by 210 basis points of price realization, 120 basis points of productivity savings, and 40 basis points of increased volume. Margin expansion was offset by negative operational impacts of 330 basis points driven by 170 basis points of inflation, 60 basis points of unfavorable mix, and 30 basis points of inventory management costs. Excluding acquired intangible asset amortization, special charges, and restructuring and realignment costs, adjusted operating income was $311 million (adjusted operating margin of 17.0%) for the nine months ended September 30, 2025 as compared to adjusted operating income of $276 million (adjusted operating margin of 15.9%) for the nine months ended September 30, 2024.
Adjusted EBITDA was $442 million (adjusted EBITDA margin of 24.2%) for the nine months ended September 30, 2025, an increase of $32 million, or 8%, when compared to adjusted EBITDA of $410 million (adjusted EBITDA margin of 23.6%) during the prior year. Adjusted EBITDA margin increased due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from the impact of essentially flat depreciation and software amortization expense relative to increased revenue.
Corporate and Other
Operating loss for corporate and other increased $10 million, or 62.5%, during the third quarter of 2025 compared to the prior year period. Operating loss increased primarily due to increased spending on and timing of strategic investments and inflation. Excluding special charges and restructuring and realignment costs, adjusted operating loss for corporate and other increased $12 million, or 120.0%, for the three months ended September 30, 2025, driven by the same factors as those driving the increase in operating loss.
Operating loss for corporate and other increased $5 million, or 7.1%, during nine months ended September 30, 2025 compared to the prior year period. The increased operating loss was primarily due to increased spending on strategic investments and inflation, partially offset by lower special charges. Excluding special charges and restructuring and realignment costs, adjusted operating loss for corporate and other increased $11 million, or 20.8%, for the nine months ended September 30, 2025.
Interest Expense
Interest expense was $6 million for the three months ended September 30, 2025, compared to $10 million for the comparable prior year period. The decrease in interest expense was primarily driven by increased interest income generated on cross currency swaps offsetting interest expense.
Interest expense was $23 million for the nine months ended September 30, 2025, compared to $35 million for the nine months ended September 30, 2024. The decrease in interest expense was primarily driven by increased interest income generated on cross currency swaps offsetting interest expense, and lower debt due to the repayment of the term loan entered into in May 2023 for use in funding the acquisition of Evoqua, which was repaid on April 19, 2024.
See Note 10, “Derivative Financial Instruments” and Note 12, "Credit Facilities and Debt," of our condensed consolidated financial statements for a description of our net investment hedges and credit facilities and long-term debt, respectively.

Income Tax Expense
The income tax provision for the three months ended September 30, 2025 was $71 million resulting in an effective tax rate of 23.9%, compared to $52 million of expense resulting in an effective tax rate of 19.3% for the same period in 2024. The income tax provision for the nine months ended September 30, 2025 was $196 million resulting in an effective tax rate of 24.1%, compared to $148 million of expense resulting in an effective tax rate of 20.7% for the same period in 2024. The effective tax rate for the three and nine month period ended September 30, 2025 was higher than the effective tax rate for the same period in 2024, primarily due to the mix of earnings and the impact of discrete tax benefits recognized in the prior period.
Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Nine Months Ended
	September 30,
(in millions)	2025	2024	Change
Operating activities	$698	$688	$10
Investing activities	(329)	(193)	(136)
Financing activities	(382)	(520)	138
Foreign exchange (a)	83	(5)	88
Increase in cash classified within assets held for sale	11	—	11
Decrease in cash classified within assets held for sale	(11)	—	(11)
Total	$70	$(30)	$100
(a)The impact is primarily due to strengthening of the Euro and the Canadian Dollar against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
Cash generated by operating activities was $698 million for the nine months ended September 30, 2025 as compared to cash generated by operating activities of $688 million in the comparable prior year period. The increase in cash provided was primarily driven by higher cash earnings, and reduced investment in working capital, reflecting inventory management initiatives. The recognition of receivables on long term contracts, increased payments for infrastructure costs and higher tax payments, partially offset these items.
Investing Activities
Cash used in investing activities was $329 million for the nine months ended September 30, 2025 as compared to $193 million used in the comparable prior year period. The increase in cash used primarily reflects cash paid for an acquisitions, including an asset acquisition, higher capital expenditures and increased cash paid for investments. Increased proceeds from the sale of businesses, including the sale of the former Evoqua Magneto business, and cash received from the sale of property plant and equipment partially offset these items.
Financing Activities
Cash used in financing activities was $382 million for the nine months ended September 30, 2025 as compared to cash used of $520 million in the comparable prior year period. The decrease in cash used reflects the repayment of a term loan in 2024, partially offset by lower proceeds from employee stock option exercises, increased repayments of equipment financing debt, and higher dividend payments.
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
2025 Outlook
We are raising our total revenue growth outlook to 5% to 6%, and organic revenue growth to 4% to 5% in 2025. Our outlook is being provided in the context of the current volatility, including due to geopolitical, trade, macroeconomic and regulatory uncertainty. Our ability to meet our expectations is subject to a number of risks, including, but not limited to, those described in "Item 1A. Risk Factors" in our 2024 Annual Report.

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
ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended September 30, 2025:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b)
7/1/25 - 7/30/25	—	—	—	$182
8/1/25 - 8/31/25	—	—	—	$182
9/1/25 - 9/30/25	—	—	—	$182
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. There were no shares repurchased under this program for the three months ended September 30, 2025. There are up to $182 million in shares that may still be purchased under this plan as of September 30, 2025.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.             OTHER INFORMATION
(c) Trading Plans
During the quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6.             EXHIBITS
See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

3.1	Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2	Fifth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on November 15, 2022 (CIK No. 1524472, File No. 1-35229).

10.1	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement (2025)	Filed herewith.

10.2	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement for Senior Leadership Team (2025)	Filed herewith.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

101.0	The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104.0	The cover page from Xylem Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2025 formatted in Inline XBRL and contained in Exhibit 101.0.

# Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri-Michelle McShane
Geri-Michelle McShane
Vice President, Chief Accounting Officer

October 28, 2025