Form 10-K
period 2025-12-31
Xylem Inc.
filed 2026-02-25
CIK 1524472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2025 was approximately $31.0 billion. As of February 20, 2026, there were 243,141,405 outstanding shares of the registrant’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Shareowners, to be held in May 2026, are incorporated by reference into Part II and Part III of this Report.

Xylem Inc.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2025

*	Included pursuant to the Instruction to Item 401(b) of Regulation S-K.

PART I
The following discussion should be read in conjunction with the consolidated financial statements, including the notes, included elsewhere in this Annual Report on Form 10-K (this "Report").
Forward-Looking Statements
This Report contains “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” "contemplate," "predict," "outlook," “forecast,” “likely,” “believe,” “target,” “goal,” “objective,” “will,” “could,” “would,” “should,” "potential," "may" and similar expressions or their negative, may, but are not necessary to, identify forward-looking statements. By their nature, forward-looking statements address uncertain matters and include any statements that: are not historical, such as statements about our strategy, financial plans, outlook, objectives, plans, intentions or goals (including those related to our social, environmental and other sustainability goals); or address possible or future results of operations or financial performance, including statements relating to orders, revenues, operating margins and earnings per share growth.
Although we believe that expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition, results of operations, and any forward-looking statements are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include, among others, the following: the impact of overall industry and general economic conditions, including industrial, governmental, and public and private sector spending, interest rates, availability of funding for customers, inflation and governments’ related monetary policy in response, and the strength of the real estate markets, on economic activity and our operations; geopolitical matters, including nationalism, protectionism and anti-global sentiment, volatility involving the U.S. and other governments, ongoing, escalation or outbreak of international conflicts, and regulatory, trade protection, economic and other risks associated with our global sales and operations; manufacturing and operating cost increases due to macroeconomic conditions, including inflation, energy supply, supply chain shortages, logistics challenges, labor shortages, trade agreements, tariffs, and other trade protection measures, and other factors; demand for our products, disruption, competition or pricing pressures in the markets we serve; cybersecurity incidents, data breaches, or other disruptions of information technology systems on which we or our customers rely, or involving our connected products and services; lack of availability or delays in receiving parts and raw materials from our supply chain, including semiconductors or other key components; operational disruptions at our facilities or that of third parties upon which we rely; safe and compliant treatment and handling of water, wastewater and hazardous materials; failure to successfully execute large projects, including as respects performance guarantees and customers’ budgets, timelines and safety requirements; our ability to retain, compete for and attract leadership, other key talent and labor; defects, security, warranty and liability claims, and recalls related to our products; uncertainty around productivity, simplification, restructuring and realignment actions and related costs and savings; our ability to execute strategic investments for growth, including acquisitions and divestitures; availability, regulation or interference with radio spectrum used by certain of our products; volatility in served markets or impacts on our business and operations due to weather conditions, volatile weather events, or changing climate patterns; risks related to our sustainability efforts and related disclosures; fluctuations in foreign currency exchange rates; difficulty predicting our financial results; risk of future impairments to goodwill and other intangible assets; changes in our effective tax rates or tax expenses; failure to comply with, or changes in, laws or regulations pertaining to our business conduct, operations, products and services, including anti-corruption, artificial intelligence, data privacy and security, trade, competition, the environment, and health and safety; legal, governmental or regulatory claims, investigations or proceedings and associated contingent liabilities; matters related to intellectual property infringement or expiration of rights; and other factors set forth under “Item 1A. Risk Factors” in this Report and in subsequent filings we make with the Securities and Exchange Commission (“SEC”).
Forward-looking and other statements in this Report regarding our environmental and other sustainability efforts, plans and goals are not an indication that these statements are necessarily material to investors, to our business, operating results, financial condition, outlook, or strategy, to our impacts on sustainability matters or other parties, or are required to be disclosed in our filings with the SEC or other regulatory authorities, and are not intended to create legal rights or obligations. In addition, historical, current, and forward-looking social, environmental and sustainability-related statements may be based on: standards for measuring progress that are still developing; internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. All forward-looking statements made herein are based on information currently available to us as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1.    BUSINESS
Business Overview
Xylem is a leading global water technology company with 2025 revenues of $9.0 billion and approximately 22,000 employees worldwide. We design, manufacture and service engineered products and solutions across a wide variety of critical applications, primarily in the water sector. Our broad portfolio of products, services and solutions addresses customer needs of scarcity, resilience, quality, and affordability across the water cycle, from the delivery, treatment, measurement and use of drinking water, to the collection, testing, analysis and treatment of wastewater, to the return of water to the environment.
We have differentiated market positions in core applications including transport and dewatering, process water and wastewater treatment, analytics, smart metering, digital software solutions and comprehensive services. Setting us apart is a unique set of global assets that include:
•Market-leading brands, some of which have been in use for more than 100 years
•Global distribution networks consisting of direct sales forces and independent channel partners serving a diverse customer base in approximately 150 countries
•A substantial global installed base of products and solutions across the water cycle that provides for steady parts, replacement and service revenue
•A strong history of providing innovative products, services, solutions and business models to customers
•A dedicated, experienced, qualified and technologically advanced group of employees focused on safely satisfying our customers' requirements to transport, treat or measure clean water or wastewater and measure energy usage
•A strong financial position and cash generation profile that enables us to fund strategic organic and inorganic growth initiatives, and consistently return capital to shareholders
•A demonstrated commitment to corporate governance, social and environmental sustainability and delivering a positive impact to our customers, communities and employees
Except as otherwise indicated or unless the context otherwise requires, “Xylem,” “we,” “us,” “our” and “the Company” refer to Xylem Inc. and its subsidiaries.
Our Industry
Our vision is to create a world in which water issues are no longer a constraint to health, prosperity and sustainable development. Our purpose is to empower our employees, customers and communities to build a more water secure world.
Our planet faces serious water challenges. Less than 1% of the total water available on earth is fresh water, and the supply is threatened by factors such as the draining of aquifers, increased pollution and changing climate patterns. Demand for fresh water is rising rapidly due to population growth, industrial expansion, and increased agricultural development, with consumption estimated to double every 20 years. It is expected that there will be a 40% gap between global water supply and demand by 2030. Even in developed countries with sufficient clean water supply, existing water supply infrastructure is aging and often inefficient. In the U.S., deteriorating pipe systems, theft or inaccurate meters result in approximately one out of every five gallons of treated and transported water being lost prior to reaching the end customer. This problem of "non-revenue" water is a major financial challenge of many utilities globally, especially in developing markets where non-revenue water can represent 10% to more than 60% of net water produced and the treatment and energy costs to transport water is substantial. It is estimated that approximately 4% of the world's electricity is used to move and transport water. These and other challenges create opportunities for growth in the global water industry. We estimate the total addressable market size of the global water industry, excluding operational expenditures related to labor, energy, and chemicals, to be approximately $800 billion.
Global water needs cannot be met without streamlining the water industry’s cost structure with technologies that fundamentally change the provision and management of water. We compete in areas that are pivotal to improving "water affordability," "water quality," and "resilience", while reducing the impact of "water scarcity." "Water affordability" refers to the more efficient delivery, use and treatment of clean water and wastewater. "Water quality" refers to the suitability of water for a particular use based on its physical, chemical and biological characteristics. "Resilience" refers to the management of water-related risks, including adaptation to changing climate patterns, and the resilience of water infrastructure. "Water scarcity" refers to the management of the limited supply of water due to environmental impacts, overpopulation and pollution. Our customers often face all four of these challenges, ranging from inefficient and aging water distribution networks and energy‑intensive or unreliable water and wastewater management systems (reducing water affordability); increasing variability in influent quality, alongside stormwater runoff, industrial discharges, and emerging contaminants (impacting water quality); exposure to natural disasters such as floods (requiring improvements in resilience); or droughts and pollution that limit the amount of water readily available (causing water scarcity). Additionally, we also provide solutions to enhance communications and efficiency, improve safety, and conserve resources to customers in the water sector. Delivering value in these areas creates significant opportunity for the Company.
The Global Water Industry Value Chain
The water industry value chain includes Equipment, Technology and Services companies, like Xylem, that address the unique challenges and demands of a diverse customer base. This customer base includes water and wastewater utilities that supply, treat and monitor clean water or transport, treat and analyze wastewater or storm water through an infrastructure network, and engineering, procurement and construction ("EPC") firms and third-party contractors, that work with utilities to design and build water and wastewater infrastructure networks, as depicted below. Utilities and other customers require products, services, solutions, technology and application expertise from their Equipment, Technology and Services providers to address trends such as rising pollution, stricter regulations, increasing operational costs and the increased outsourcing of process knowledge. In addition to utilities, Equipment, Technology and Service companies also provide distinct technologies, services, and application expertise to a wide array of entities, including farms, mines, power plants, industrial facilities, such as food and beverage and pharmaceutical manufacturers, and residential and commercial customers seeking to address similar trends.
Water Industry Supply Chain

Business Strategy
Our overarching strategy is to help customers solve the world's greatest water challenges with innovative products, services and solutions to deliver sustainable economic, social and environmental benefits. The following strategic pillars guide where and how we focus our efforts and resources to implement this strategy:
•Customer Centricity. We are putting the needs and experiences of our customers at the forefront of everything we do. By listening to our customers and understanding their challenges, we aim to deliver innovative solutions that not only meet but exceed their expectations. This approach helps us build strong, lasting relationships and aligns our products and services with customer needs. We leverage the 80/20 principle to focus on the most impactful opportunities to drive value for our customers. Additionally, we seek to create synergies across our businesses to enhance customer value and streamline operations. We are committed to simplifying how we do business and equipping our sales teams with the tools, training and insights needed to engage with customers effectively. We emphasize transactional excellence to aim for every customer interaction to be seamless, efficient and value-driven. We aspire for our customers to be enthusiastic advocates for our brands.
•Profitable Growth. We prioritize profitable growth to drive long-term success. By applying the 80/20 principle, we focus on the most impactful opportunities to create significant customer value. We aim to expand our capabilities, optimize our product portfolio, and drive profitable revenue growth through strategic investments and partnerships. By implementing strategic pricing, we maximize profitability and enhance our competitive position. Additionally, we are dedicated to building high-margin, recurring revenue in growing markets, intelligent solutions and services. Our goal is to deliver consistent financial performance that benefits our shareholders and supports our long-term vision, building a stable and prosperous future for the Company.
•Operational Excellence. We are committed to being a leading operator by continuously improving our processes, systems and capabilities to enhance efficiency and effectiveness. By applying the 80/20 principle to streamline our business, we aim to enhance throughput, reduce inventory and improve product quality and customer response time. Implementing lean continuous improvement practices allows us to reduce waste and enhance the speed and ease with which customers do business with us, making our operations more efficient and effective. We are dedicated to modernizing our systems to support productivity for growth and maintain operations that are agile and responsive. Through our Xylem Management System and Goal Deployment Process, we align our efforts with our strategic objectives, driving disciplined execution and operational excellence. This commitment to excellence helps us remain competitive and enables us to respond quickly to changing market and customer demands. Ultimately, we aim to run our company with discipline, maintaining operations that are streamlined and consistently aligned with our strategic goals.
•Sustainability Leadership. We strive to be a sustainability leader by integrating sustainability into our business strategy, with a strong emphasis on advancing favorable long-term financial and sustainability outcomes for our customers through our products, services and solutions. We also aim to minimize our environmental impact, promote resource conservation and support our customers and the communities we serve together. Our priorities are focused in three areas: decarbonizing the water sector, accelerating corporate water stewardship, and advancing water, sanitation and hygiene ("WASH") access and capacity building. Additionally, we are partnering with venture impact funds, philanthropic organizations, customers and suppliers to develop long-term commercial opportunities in new markets. Our sustainability leadership, including volunteering by our employees, provides Xylem with distinct advantages in competitive talent markets.
•High-Impact Culture. We continuously refine Xylem’s operating model to better serve our customers and create value for our shareholders. Our organizational culture is fundamental to those objectives. We have activated our high-impact culture through three high-impact behaviors: inspired to innovate, empowered to lead, and accountable to deliver. These behaviors drive our employees to learn and innovate every day, to understand their role in contributing to our purpose and strategy, and to deliver on our commitments to our investors, customers and communities. Within the framework of these behaviors, we encourage a collaborative and inclusive work environment and are keenly focused on simplifying our organization and processes to drive daily and break-through efficiency and innovation.
Our strategy firmly embeds sustainability at the heart of our competitive advantage and unique business model and aligns each of our five strategic pillars to the overarching goal of integrating sustainability into everything we do.
While our strategy will evolve in response to the changing world, our four values are the enduring principles that go to the heart of who we are and guide how we conduct ourselves each day: Respect, Responsibility, Integrity and Creativity.
Business Segments, Distribution and Competitive Landscape
We have four reportable business segments that are aligned around the critical market applications they provide: Water Infrastructure, Applied Water, Measurement and Control Solutions, and Water Solutions and Services. See Note 21, “Segment and Geographic Data,” in our consolidated financial statements for financial information about segments and geographic areas.

The table and descriptions below provide an overview of our business segments:

	Market Applications	2025 Revenue (in millions)	% Revenue	Major Products	Primary Brands

Water Infrastructure	Transport	$1,556	59%	•Water and wastewater pumps •Filtration, disinfection and biological treatment equipment	•Flygt •Ionpure •Leopold •Neptune Benson •Sanitare •Wallace & Tiernan •Wedeco
	Treatment	1,080	41%
		$2,636	100%

Applied Water	Building Solutions	$1,037	56%	•Pumps •Valves •Heat exchangers •Controls •Dispensing equipment systems	•Bell & Gossett •Flojet •Goulds Water Technology •Jabsco •Lowara •Rule
	Industrial Water	812	44%
		$1,849	100%

Measurement and Control Solutions	Smart Metering and Other	$1,726	83%	•Smart meters •Network communication devices •Data analytics •Test instruments •Controls •Sensor devices •Software & managed services •Critical infrastructure services	•Ebro •Sensus •Sentec •Smith Blair •WTW •YSI •Xylem Vue
	Analytics	360	17%
		$2,086	100%

Water Solutions and Services	Capital and Other	$1,459	59%
•Preventative maintenance services
•Rapid response mobile services
•Digitally enabled/outsourced solutions
•Process and wastewater treatment systems
•Environmental remediation
•Odor and corrosion control
•Filtration
•Reverse osmosis
•Continuous deionization
•Mobile dewatering equipment and rental services
					•Godwin •Grindex •Mar Cor
	Services	1,005	41%
		$2,464	100%

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
Water Infrastructure sells through a combination of direct channels, indirect channels and service capabilities. Both utility and industrial facility customers increasingly require our teams’ global but locally proficient expertise to use our equipment in their specific applications. Several trends are increasing demand for this application expertise: (i) the need for efficient transport and treatment solutions due to the increase in water scarcity and electricity costs, (ii) the increase in both the type and amount of contaminants found in the water supply, (iii) the need to increase system resilience and efficiencies due to aged infrastructure and affordability, (iv) increasing environmental regulations, and (v) the need to reduce carbon emissions generated from transporting and treating water.
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
Applied Water
Applied Water encompasses the uses of water to serve a diverse set of customers in the building solutions and industrial water end markets. Residential consumers represent the end users in the residential market, while owners and managers of properties, such as apartment buildings, retail stores, institutional buildings, restaurants, schools/universities, hospitals and hotels, are examples of end users in the commercial market. The industrial market includes original equipment manufacturers, exploration and production firms, agricultural customers, and developers and managers of industrial facilities, such as chemical manufacturers, marine, food and beverage companies, data centers and car washes.
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
Population growth and urbanization, changing climate patterns and regulation on energy efficiency, and digitalization enabling self-service and preventive maintenance are macro growth drivers of these markets, driving the need for housing, commercial real estate, food, community services and retail goods within growing city centers.
Competition in the Applied Water segment focuses on brand reputation, application expertise, product delivery, performance and energy efficiency, quality, reliability and price. We compete by offering innovative and high-quality products, coupled with world-class application expertise. We believe our distribution through well-established channels and our reputation for quality significantly enhances our market position. Our ability to deliver innovative product offerings has enabled us to compete effectively, cultivate and maintain customer relationships and serve and expand into many niche and new markets.

Measurement and Control Solutions
Measurement and Control Solutions develops advanced technology solutions that enable intelligent use, optimization and conservation of critical water and energy resources. This segment delivers communications, smart metering, measurement and control capabilities and critical infrastructure technologies that allow customers to more effectively use their distribution networks for the delivery, monitoring and control of critical resources, such as water, electricity and natural gas. We also provide analytical instrumentation used to measure and analyze water quality, flow and level in clean water, wastewater and outdoor water environments. Additionally, we offer software and services including cloud-based analytics, and remote monitoring and data management.
At the heart of our leading technologies are automation, data management and decision support. Our communication network enables customers to automate and optimize meter reading, bill customers, monitor flow rates and detect and enable rapid response to changing and unsafe conditions. In short, our communication offerings provide insights into operations and enable our customers to manage the entire scope of their operations remotely through their networks and to optimize their operational costs. At the center of our offering is the FlexNet communication network, which provides a common communication platform and infrastructure for essential metering services. This two-way communication technology remotely connects a wide variety of smart points in a given network with protocols, frequently on Federal Communications Commission ("FCC") licensed spectrum in the U.S., to enable reliable, resilient and secure transmissions. These technologies allow our customers to remotely and continuously monitor their water and energy distribution infrastructure, prioritize and manage maintenance, and use data to optimize many aspects of their networks. Our digital software solutions complement these offerings with intelligent applications that help utility decision-makers manage and maintain their networks more effectively in real time.
The majority of our sales in North America are conducted through strong, long-standing relationships with leading distributors and dedicated channel partners for the water and energy markets. Outside of North America, nearly all of our sales are for the water market. Direct sales are often made in markets without established distribution channels; however, some distribution channels are used in more developed markets. A direct sales approach, with key account management, is employed for large utilities and government programs.
Macro growth drivers include increasing regulation, aging infrastructure, optimizing operational costs and worldwide movement towards smart grid implementation and advanced metering infrastructure. Water scarcity and conservation, as well as the need to prevent revenue loss (via inaccurate meter readings, leaks or theft) are among the drivers of smart meter and leak detection technologies.
Our metering business is well positioned in the North America smart metering sector, the fastest growing sector of the global meter industry. We set ourselves apart in the industry by focusing on our communication network, innovation, new product development and service offerings which deliver tangible savings by supporting operational efficiencies in meter reading and billing, and reducing non-revenue water through improved meter accuracy, reduced theft, and leak identification. Our water quality instruments have a strong position in the analytical instrumentation market and provide critical readings of various water quality, level and flow parameters for customers. Xylem Vue is a unified software analytics platform built for water utilities to manage their operations from end-to-end. We provide a differentiated offering in the reliability and accuracy of our products often in rugged, remote and hazardous locations.
Water Solutions and Services
Our Water Solutions and Services segment provides tailored services and solutions, in collaboration with customers, including on‑demand water, outsourced water, recycle/reuse, specialty dewatering and emergency response service alternatives, to improve operational reliability, performance and environmental compliance. Key offerings within this segment also include equipment systems for industrial needs (influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment, and recycle/reuse), full-scale outsourcing of operations and maintenance, and municipal services, including odor and corrosion control services and pipeline assessment services, as well as leak detection, condition assessment and asset management and pressure monitoring solutions. The Water Solutions and Services segment also includes the sale and rental of specialty dewatering pumps, scalable products, and related equipment, technology and services, which provide the safe removal or draining of groundwater and surface water from construction sites or other industrial sites, and bypass pumping for the repair of aging utility infrastructure, as well as emergency water transport and removal during severe weather events.
Our Water Solutions and Services segment reaches customers across industrial vertical markets, such as life sciences, microelectronics, food and beverage, chemical processing and power generation, and various municipalities. In order to reach these customers, we leverage our application expertise in process water and wastewater treatment, our internal and external partners, and extensive service branch networks across the globe, including a rental fleet of transfer and treatment assets.
Macro growth drivers include water scarcity, emerging contaminants, increasing regulation surrounding climate and energy efficiency, pressure to optimize energy efficiency and other operational costs, and demand arising from emergency response needs.
Geographic Profile
The table below illustrates the annual revenue and percentage of revenue by geographic area for each of the three years ended December 31.

	Revenue
(in millions)	2025		2024		2023
	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total
United States	$5,209	58%	$4,862	57%	$3,956	54%
Western Europe	1,839	20%	1,745	20%	1,655	22%
Emerging Markets (a)	1,221	14%	1,274	15%	1,182	16%
Other	766	8%	681	8%	571	8%
Total	$9,035		$8,562		$7,364
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
Our business relies on third-party suppliers, contract manufacturing and commodity markets to secure raw materials, parts and components used in our products. We typically acquire materials and components through a combination of blanket and scheduled purchase orders to support our materials requirements. For many of our products, we have existing alternate sources of supply, or such sources may be readily available.
We have experienced price volatility and supply constraints when materials have not been available from multiple sources. From time to time, we acquire certain inventory in anticipation of supply constraints or enter into longer-term pricing commitments with suppliers to improve the priority, price and availability of supply.
Our business segments experience a modest level of seasonality in their operations. This seasonality is dependent on factors such as customers' capital spending, as well as the effects of severe weather-related conditions, including heavy flooding, prolonged droughts and fluctuations in temperatures or weather patterns, all of which can positively or negatively impact portions of our business.
Customers
Our business is not dependent on any single customer or a few customers, the loss of which would have a material adverse effect on our Company. No individual customer accounted for more than 5% of our consolidated revenues in 2025, 2024 or 2023.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations and other factors. Typically, capital projects require longer lead production cycles and deployment schedules, and delays occur from time to time. Total backlog was $4,615 million at December 31, 2025 and $5,070 million at December 31, 2024. We anticipate that approximately 60% of the backlog at December 31, 2025 will be recognized as revenue during 2026.
Research and Development
Research and development (“R&D”) is a key foundation of our growth strategy, and we focus on the design and development of products, services, solutions and application know-how that address anticipated customer needs and emerging trends. Our engineers are involved in new product, service and solution development as well as improvement of existing products, services and solutions to increase customer value. Our businesses invest substantial resources into R&D. We anticipate we will continue to develop and invest in our R&D capabilities to promote a steady flow of innovative, high-quality and reliable products and integrated solutions to further strengthen our position in the markets we serve.
We have R&D capabilities around the world. R&D activities are initially conducted in our technology centers, some of which are located in conjunction with some of our major manufacturing facilities to enable an efficient and robust development process. We have several global technical centers and local development teams where we are supporting global needs and accelerating the customization of our products, services and solutions to address local needs. In some cases, our R&D activities are conducted at our piloting and testing facilities and at strategic customer sites. These piloting and testing facilities enable us to serve our strategic markets globally. As part of expanding our bandwidth and to increase our access to technology, we have built innovation eco-system partnerships with academic institutions as well as other technology firms, start-up accelerators and venture capital organizations.
Capitalized Software
We offer software as a product or service directly to external customers, which is included within "Other intangible assets, net" on our Consolidated Balance Sheets. As of December 31, 2025 and 2024, we had net capitalized software used in sales and services to external customers of $175 million and $185 million, respectively.
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
Governmental Regulations
Environmental Regulations
Our global operations are subject to various laws and regulations governing the environment, such as those promulgated by the U.S. Environmental Protection Agency and similar state and foreign environmental agencies, including related to the discharge of pollutants and the management and disposal of hazardous substances. While environmental laws and regulations are subject to change, such changes can be difficult to predict reliably and the timing of potential changes is uncertain. We do not believe, based on current circumstances, that compliance costs pursuant to such regulations will have a material adverse effect on our financial position or results of operations. However, the effect of future legislative or regulatory changes could be material to our financial condition or results of operations.
We continue to be dedicated to environmental and sustainability programs to minimize the use of natural resources, reduce the utilization and generation of hazardous materials from our processes, and remediate identified environmental concerns. We are currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at a number of current and former manufacturing facilities. We do not anticipate these liabilities will have a material adverse effect on our consolidated financial position or results of operations. At December 31, 2025, we had estimated and accrued $4 million related to environmental matters.

Other Regulations
As a company with global operations, we are subject to complex U.S. federal, state and local and foreign laws, regulations and permits in the countries where we conduct business, including related to, among other matters: trade, such as tariffs and import and export restrictions; anti-bribery and corruption; antitrust and competition; data security and privacy, such as the EU General Data Protection Regulation (“GDPR”) and the China Personal Information Protection Law ('PIPL"); use of regulated radio spectrum, including that of the U.S. FCC; lobbying activity; health and safety; the environment; air emissions; potable and non-potable water; wastewater discharge; and the generation, handling, storage, use, transport, treatment and disposal of non-hazardous and hazardous materials and wastes. We have policies and procedures in place to promote compliance with these laws, regulations and permits. Additional information about the impact of government regulations on Xylem’s business is included in Item 1A. “Risk Factors” under the headings Risks Related to Geopolitical, Macroeconomic and Industry Factors, Risks Related to Our Business and Operations, Risks Related to Financial and Tax, and Risks Related to Legal and Regulatory.
Sustainability
At Xylem, sustainability is at the center of who we are and what we do – from our own operations to the solutions we provide to customers that impact communities around the world. As a leading global water technology company, we work to address some of the world’s most urgent sustainability challenges - responsible stewardship of our shared water resources and resiliency of communities to the effects of volatile weather patterns. Technology is playing an increasingly important role in helping the world solve water issues. We have a long history of innovation, and we are focusing on the powerful capabilities of smart technology, integrated management and data analytics.
We believe our financial performance and focus on sustainability go hand in hand. Xylem approaches sustainability as a way to generate economic value while also creating value for our customers and society, thus helping us meet the needs of both. Accordingly, in 2019, we evolved our approach to leverage sustainability in our decision making toward long-term value creation for our shareholders, customers, employees and communities in which we operate, and we announced a comprehensive slate of 2025 sustainability goals. Additionally, in 2024, we announced several new ambitious 2030 goals. We also remain focused on our efforts to reach Net Zero greenhouse gas ("GHG") emissions across our value chain before 2050. This goal reinforces our alignment with sector-wide efforts to reduce carbon footprints and advance sustainability. Following the 2023 acquisition of Evoqua, we updated our emissions baseline and 2030 science-based targets, which have been approved by the Science Based Target initiative ("SBTi").
As we look beyond 2025, we have established three high-impact pillars of our sustainability efforts aligned with our strategy and long-term value creation, that aim to deliver sustainable outcomes across our value chain, as well as where we believe we can provide outsized impact for our customers and communities. These pillars include decarbonizing the water sector, by providing solutions that support energy efficiency and reduced emissions for our customers; accelerating water stewardship, by enabling leading practices in effective water management; and advancing WASH for all, by providing innovative solutions designed to increase services to underserved communities around the world. For each pillar, we have set forth 2030 goals designed to drive impact across our value chain and for our customers and communities.
Our sustainability strategy and goals are informed by the United Nations Sustainable Development Goals ("UNSDGs"), not only to substantiate our contribution to helping achieve global objectives, but also to be transparent in our communication to stakeholders by providing details on our efforts to build a sustainable future. Our sustainability strategy and an update on our progress towards achieving our goals are outlined in our annual Sustainability Report, which has been prepared with reference to the Global Reporting Initiative and the Sustainability Accounting Standards Board frameworks.
To further enhance our understanding and management of risks and opportunities related to sustainability, we are focused on continued progress informed by the core principles of the United Nations Global Compact, CEO Water Mandate, Race to Zero, Women’s Empowerment Principles, and the Human Rights Campaign Foundation’s Global Business Coalition, among others.
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
Human Capital
Our colleagues around the globe are united by our purpose – to empower our customers and communities to build a more water-secure world – and, as such, are key to the Company’s success and execution of our strategy. We seek to foster a high-impact culture – one in which our colleagues are inspired to innovate, empowered to lead and accountable to deliver – creating an environment that is purpose-driven, people-centered, respectful and inclusive. We believe that our overall success and long-term growth depend, in part, on our continued ability to attract and retain highly skilled colleagues, with a variety of backgrounds, experiences and perspectives that reflect our customers and communities, including senior leaders and individuals with skills in our strategic competencies, such as engineering, innovation, digital technologies, sales excellence, sustainability and product and project management, as well as production, field service and technical services talent. The market for individuals with these competencies remains competitive, but we believe our culture and purpose are differentiators in attracting and retaining talent.
As of December 31, 2025, Xylem employed approximately 22,000 employees worldwide. We have approximately 9,000 employees in the U.S., 7,000 in western Europe, and 5,000 in the emerging markets, with the remaining 1,000 in other geographies in which we operate. Approximately 10% of our U.S. colleagues are represented by labor unions. Outside the United States, certain of our colleagues are represented by works councils. We believe that our relations with our employees are good, including relations with those represented by labor unions and/or works councils.
Our Purpose and Values
Our purpose is to empower our customers and communities to build a more water-secure world, and, together with our values, provides the foundation for how we want to grow as a company and behave as both an industry leader and an ethical corporate citizen. We devote our technology, time and talent to advance the smarter use of water in service of our purpose and our colleagues are guided by our core values, respect, responsibility, integrity and creativity.
Health and Safety
Protecting the safety, health and well-being of our colleagues is one of our highest priorities and is also regularly assessed in our business reviews. We have a strong Environmental, Health and Safety program that focuses on governance, risk reduction, training and education, and leadership accountability, and is designed to provide our colleagues with safe and healthy workplaces.
Based on employee survey feedback, we regularly augment our holistic well-being strategies, including the expansion of our Employee Assistance Program support across the globe, additional mental health resources, and student loan repayment support.
Compensation and Benefits
Xylem strives to provide our colleagues with competitive compensation and benefits offerings and takes a total rewards approach that integrates programs for compensation, benefits, recognition and well-being. Individual program components may differ by country, role or level. Our compensation programs are driven by our pay-for-performance philosophy and commitment to fair and equitable compensation. We conduct an annual pay equity assessment based on gender and U.S. minority classifications and make pay adjustments as appropriate based on the results.
Career Development
We are focused on enhancing the capabilities of our colleagues that are needed for the Company to win in the marketplace. We also are focused on internal talent movement across functions, geographies and businesses. We seek to foster a high-impact culture and a continuous improvement, 80/20 and learning mindset throughout all areas of the Company.

We have competitively differentiated approaches to talent development, with a strong focus on developing skills for strategically important capabilities, such as product management, artificial intelligence and leadership competence. These approaches are designed to facilitate the professional growth and leadership development of our colleagues and to strengthen our succession breadth and depth. We also have formal programs and trainings to attract, develop and retain the best talent, including entry-level talent recruitment programs and development programs for general managers, emerging high-potential leaders and people leaders.
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
These risk factors do not identify all of the risks we face. Our business is also subject to general risks that affect many other companies. In addition, we operate in a continually changing business, economic and geopolitical environment, and as a result, new risk factors, or changes to our risk profile, may emerge from time to time. Risks not currently known to us, or that we currently believe are immaterial, may impact our business, operations, financial condition or share price. The global macroeconomic and geopolitical climate amplify many of the risks below. Risks in this section are grouped in the following categories: (1) Risks Related to Geopolitical, Macroeconomic and Industry Factors; (2) Risks Related to Our Business and Operations; (3) Risks Related to Financial and Tax; and (4) Risks Related to Legal and Regulatory. Many risks affect more than one category, and as a result the risks are not in order of significance or probability of occurrence.
Risks Related to Geopolitical, Macroeconomic and Industry Factors
Industry and economic conditions may adversely affect our markets and our customers’ operating conditions and demand.
With sales, directly or indirectly, in approximately 150 countries, we compete across a wide range of geographies and end markets. Economic and industry factors that have had, or may in the future have, a material impact on our businesses and demand for our products and services include: (i) overall strength of, and our customers’ confidence in, local and global macroeconomic conditions; (ii) inflation and related monetary policy actions by governments in response; (iii) overall strength of industrial, governmental, public and private sector spending; (iv) overall strength of the industrial, residential and commercial real estate markets; (v) federal, state, local and municipal governments’ environmental, energy efficiency, fiscal, trade and procurement laws, regulations and policies, including domestic content requirements; (vi) availability of commercial financing for our customers and end-users; and (vii) availability of funding for our public sector customers, including for water infrastructure investments. These and other macroeconomic impacts, including actual or potential economic slowdowns, recessions or other prolonged downturns in the global economy or our markets, supply chain dynamics and shortages, labor shortages, inflation, and significant government debt and deficit levels, have had and may in the future have, a material adverse effect on demand for our products and solutions and therefore our business, financial condition, cash flows, results of operations and stock price.
Geopolitical, regulatory, economic, foreign exchange and other risks associated with our global sales, supply chain and operations may adversely affect our business.
In 2025, 58% of our total revenue was from sales to U.S. customers and 42% was from sales to customers outside the U.S. We expect a similar revenue profile going forward. Many of our manufacturing operations, employees, suppliers and distribution channels are located outside of the U.S. Our operations, supply chain and sales both within the U.S. and internationally are subject, to varying degrees, to risks and uncertainties inherent in doing business globally, including:
•nationalism, populism, protectionism, anti-global sentiment and changes in trade protection measures, including the imposition of increased or new embargoes, tariffs and other trade barriers, import and export regulations or restrictions, licensing requirements, domestic content requirements, and retaliatory measures;
•uncertainty, volatility and impacts from the evolving global geopolitical environment involving the U.S. and other countries’ governments, including the relationships among the U.S., European Union (“EU”), Middle East, Latin America, Russia, India, China, Taiwan, or other foreign countries, and the international community at large;
•any actual or potential threat, outbreak, uncertainty or escalation of terrorism, political instability, insurrection, war, or other armed conflicts, including between Russia and Ukraine, the U.S. and Venezuela or Iran, and in the Middle East, and other global safety and security concerns;

•threat or outbreak of epidemics, global health crises, or pandemics and related uncertainties;
•impacts from significant shifts in U.S. immigration policy, such as a tightened labor market and inflation;
•disruptions in global or regional supply chains, our operations, or those of third parties upon which we rely, including due to labor disruptions, supply shortages, trade restrictions, increased or new tariffs and freight and logistics challenges;
•changes to applicable U.S. or host country laws, regulations or policies, including those related to tax, water quality, the environment, energy efficiency, infrastructure, data transmission, security or privacy, labor, and artificial intelligence (“AI”), as well as potential negative consequences from the interpretation, application and enforcement of such measures;
•theft, compromise, misappropriation or challenges in protecting our technology, intellectual property or data, including from cybersecurity and AI threats.
Beyond the risks indicated above, our operations in emerging markets are subject to additional risks and uncertainties, including: (i) imposition of or increases in withholding or other taxes on remittances and other payments to us; (ii) nationalization of our assets; (iii) imposition of or increases in investment barriers or other restrictions; (iv) difficulty enforcing commercial agreements or collecting receivables; (v) pricing pressure on our products and services; (vi) elevated business conduct risks; and (vii) challenges in attracting and retaining qualified talent and labor.
Geopolitical changes in China-Taiwan relations could disrupt the operations of companies in Taiwan that are critical to the global supply chain for semiconductors (“chips”) and other electronic components, as well as the supply of lithium batteries, carbide seals, and rare earth elements. Such changes could have significant negative effects on the global supply chain for these components and materials and could adversely affect our ability to manufacture certain of our digitally-enabled products, such as pumps, controllers and smart meters.
We cannot predict the impact that such factors might have on our business, financial condition, cash flows, results of operations an share price.
Inflation, tariffs, customs duties, and other manufacturing and operating cost increases or fluctuations have adversely affected, and may continue to adversely affect, our cash flows and results of operations.
Our manufacturing and operating costs fluctuate with volatility in the prices of commodities, parts, raw materials, energy, utilities, freight, logistics, and labor. These fluctuations have been, and may continue to be, driven by a variety of factors, such as inflation, tight labor markets, exchange rates, trade agreements, tariffs and other trade protection measures, and other macroeconomic, political or geopolitical factors. For example, ongoing or escalation of conflicts in Ukraine and the Middle East, and the increasing tensions or outbreak of conflict between China and Taiwan, could further increase logistics, energy and supply costs, and potentially delay customer shipments. We rely on a large and complex network of suppliers (and their suppliers) and contract manufacturers globally, including in China and Mexico. The U.S. has enacted or threatened various trade actions, including tariffs on goods imported from China, Mexico, Canada, Europe and other countries, which has or may result in retaliatory measures. On August 29, 2025, the U.S. Court of Appeals for the Federal Circuit ruled that many of the tariffs imposed by the U.S. federal government under the International Emergency Economic Powers Act exceed presidential authority and therefore are invalid. On February 20, 2026, the U.S. Supreme Court affirmed that ruling. As of the date of this filing, tariffs issued under the different statutes remain in place, and the scope and durability of existing and future tariffs, as well as tariffs in place prior to the U.S. Supreme Court’s ruling, remain uncertain. U.S. and international trade actions could increase the cost of our products, which we may not be able to offset through pricing or productivity, and could impair our competitiveness. In a declining price environment, our operating margins may contract because we account for inventory using the first-in, first-out method. Actions we take to mitigate cost volatility may not be successful and, as a result, our business, financial condition, cash flows and results of operations could be materially and adversely affected.
Risks Related to Our Business and Operations
We may be unable to compete successfully in our markets or develop and commercialize innovative and disruptive solutions and technologies.
We operate in highly competitive markets for our technologies, products and services. The principal points of competition are performance, quality, reliability, price, life cycle cost, security, speed of development and commercialization of new technologies, processes and business models, brand reputation, application expertise, energy efficiency, delivery timeliness, proximity of our service centers to customers, effectiveness of our distribution channels, and customers’ experience in doing business with us directly or through our channel partners. Maintaining and improving our competitive position requires successful management of these factors in a volatile business environment marked by rapid change and disruption.
Our competitive position and future growth depend on a number of factors, including our ability to: (i) enhance and differentiate our offerings, business models and customer experience through efficiency, security, and the addition of innovative features or technologies, such as AI, that address emerging regulations and trends, meet customers’ needs, and prevent commoditization; (ii) defend our market share against an ever-expanding number of competitors, including new or non-traditional competitors from outside our industry, such as large technology firms; (iii) invest in and maintain our network of channel partners; (iv) attract, develop, retain and train talent with commercial, innovation, digital and technical expertise, and understanding of customers’ needs to develop and commercialize new technologies; (v) leverage and expand our ecosystem of innovation partners, including universities, venture capital, start-ups, and other technology innovators; (vi) invest in manufacturing, research and development, engineering, sales, marketing, systems modernization, AI, and digitization of customer solution and support tools; (vii) win and execute large contracts on schedule and on budget; and (viii) optimize our supply chain and manufacturing to enable predictable and efficient delivery to customers, and to compete for business subject to procurement laws, regulations and government policies, and regulations governing sustainability and domestic content in various jurisdictions. Competitors may develop and commercialize new technologies, such as AI, more effectively to drive internal efficiencies or create new or enhanced products or services that may adversely affect our competitiveness. Customers may be slow to adopt new solutions and technologies, delaying returns on our innovation investments and impacting our growth. Pricing pressures, tariffs, procurement policies, and disruptive or emerging technologies, such as AI, may require price adjustments or rationalization of certain of our offerings and affect our profitability.
As a result, we may not maintain our competitive position or market share, which could adversely affect our business, financial condition, cash flows or results of operations.
Cybersecurity incidents, data breaches, or other disruptions, and software and system implementations involving our enterprise or operational information technology, connected products and services, or information technology on which we or our customers rely, could materially and adversely affect our business.
We rely on information technology (“IT”), including operational technology and communication networks, to operate our manufacturing processes and equipment, enable business processes, support employee productivity, interface with customers and channel partners, and manage our electronic information, including confidential business information and data relating to employees, customers, and partners. We also rely on key third parties, such as direct and indirect suppliers, contract manufacturers, cloud-based service providers, and outsourced business process providers, including in our businesses and functions, such as Information Technology, Finance, Human Resources, Commercial Services, Procurement and Travel. Regardless of the protection measures we, or the third parties we rely on, have implemented, IT and communication networks may be susceptible to damage or disruption due to causes, such as: equipment, system or application failure, including as a result of maintenance, obsolescence, unsupportability or age; application upgrades or implementations; human error or malfeasance; vandalism; natural disasters; fire; utility outages; and cybersecurity incidents, including ransomware, denial-of-service, e-mail compromises, deepfake attacks, malware, phishing, and viruses resulting from a wide ranging threat landscape, including attacks by nation states and others. In addition to damage or disruption, these cybersecurity incidents may also result in security and data breaches. Cybersecurity and other IT disruption risks may increase during integration or separation of businesses or during the provision of transition services.
We provide certain digitally enabled or internet-connected products, which may include the use of AI, such as pumps, controllers, meters, intelligent solutions, remote monitoring and condition assessment capabilities, and an interoperability platform via Idrica, our strategic joint venture. These products and services are used by us and our customers for operational purposes or to collect data. Our connected products and services may be susceptible to damage or disruption from the same causes described above. Cybersecurity incidents may impact hardware, software and information installed, stored or transmitted by our products and services after they have been purchased and incorporated into customers’ and other third parties’ products, facilities, systems or infrastructure, including critical infrastructure applications. While we attempt to provide our customers with reasonable measures to safeguard our products and services from cybersecurity threats, the potential for a cybersecurity incident remains. In addition, certain of our customers continue to use older digitally enabled products that lack current security features.
A cybersecurity incident or other damage or disruption to IT and communications networks, or involving our connected products and services, may have adverse effects on us, our customers or third parties on which we rely by interfering with operations and services, potentially with public health and safety risks involving certain of our customers; disrupting production, supply chain, shipments, billing, collections and customer service; disrupting data analytics or remote monitoring and control of operational systems; enabling unauthorized access, disclosure, misappropriation, misuse, destruction, compromise, or theft of our financial, operational or other proprietary information, including intellectual property and trade secrets, or data pertaining to our employees, customers or suppliers; damaging employee, customer or partner relationships; triggering product recalls, legal claims, or regulatory actions, fines or penalties; increasing prevention and response costs; and harming our brands and reputation. Additionally, application upgrades and software implementations, such as the launch of our Enterprise Resource Planning software, may increase our exposure to such risks as upgrades may have undiscovered vulnerabilities or provide threat actors with new avenues of attack. Any delay in or failure to detect a cybersecurity incident or the full extent of an incident could exacerbate the effects of the incident.
To mitigate risks, we maintain policies, standards, procedures, and technologies applicable to all employees and contractors, including: patching; passwords; network and data access; business continuity and disaster recovery plans; monitoring for external and insider risks; technology obsolescence or end-of-life of operating technologies or applications’ operating systems; IT general computing controls; network segmentation; secure software development; and system integration testing. As implementation and compliance is the responsibility of employees across the enterprise, we cannot guarantee full adherence with our policies, standards and procedures, or that our technologies will be sufficient to fully mitigate the aforementioned or evolving risks.
We, and some third parties upon which we rely, have previously experienced cybersecurity incidents or other attempts from unauthorized parties, including criminal threat actors, nation states, or insiders (including employees or contractors engaged in fraudulent or malicious activities), to gain unauthorized access to IT and connected products and services. As technology, including generative AI models, continue to evolve, such incidents may occur more frequently, affect a broader range of devices, and grow in sophistication, with threat actors leveraging these technologies to develop new attack methods that are increasingly automated, targeted, coordinated and difficult to defend against. To date, none have resulted in any material adverse impacts or theft, misuse, or loss of information of our business, operations, products and services, or customers.
Although we maintain a cybersecurity program that we believe is reasonably designed to protect our IT, products and services, the unpredictable and evolving nature of attacks and incidents, and the difficulty of detecting unauthorized access may prevent us from anticipating or preventing intrusions or implementing adequate protective or remedial measures. Additionally, it may take considerable time for us to investigate and evaluate the full impact of cybersecurity incidents, particularly for sophisticated attacks, which may inhibit our ability to provide prompt, full, and reliable information about an incident to our investors, customers, regulators, and the public.
While we maintain insurance coverage designed to address aspects of business interruption and cybersecurity risks, such coverage may not be sufficient to cover all losses or all types of claims that may arise. Although we assess risks, implement safeguards to mitigate risks, and conduct business continuity and disaster recovery planning, we cannot ensure that material cybersecurity incidents or other disruptions will not occur, or that our efforts will be fully effective. Any of the foregoing could materially and adversely affect our reputation, competitive position, results of operations, cash flows or financial condition.
Lack of or delays in availability of products, parts, raw materials, transportation, or energy from our supply chain, or supplier failures to meet requirements, could adversely affect our business.
Our business depends on a large and complex network of suppliers and indirect suppliers, contract manufacturers and subcontractors that perform manufacturing and customer-related services for us, commodities markets, and logistics providers to secure and ship finished goods and raw materials, parts, and electronic and other components used in our products. Certain key components are available only from sole- or single-source suppliers or a limited group of suppliers. We also have significant direct and indirect suppliers in China, Taiwan, Mexico and Europe. We expect that our reliance on, and the complexity of, this supply chain will remain significant and, in some cases, increase.
Parts, components and raw materials commonly used in our products include motors, fabricated parts, castings, magnets, bearings, seals, batteries, PCBs and electronic components, including semiconductors, as well as commodities, including steel, brass, nickel, copper, aluminum, rare earth minerals and plastics. Availability of these items has been, and may in the future be, affected by delays, shortages, curtailment, or changes due to macroeconomic, geopolitical and other factors, including: supply and demand dynamics; labor shortages or disputes; changes in supplier strategy or production planning including decisions to exit production of key components on which we rely; production interruptions from cybersecurity or information technology disruptions, or humanmade or natural disasters; supplier financial distress; capacity allocations to other purchasers; trade agreements, or trade protection measures including tariffs or export restrictions; ability to meet regulatory requirements; weather emergencies and the effects of volatile weather patterns; public health crises; and threatened or actual terrorism, armed conflict or war. Actual or threatened escalation of these conditions may disrupt supply, increase energy or logistics costs, or delay or interrupt supplies from suppliers. We have experienced, and may continue to experience, fluctuating freight and logistics costs, and delivery delays from port congestion, labor actions and other challenges. If supply disruptions occur (including in rare earths, semiconductors, or other key inputs), or if our mitigation efforts are insufficient or unsuccessful, we may be delayed or unable to execute our backlog, fill new orders, or timely deliver products, which could materially and adversely affect our business, financial condition or results of operations. Although we maintain insurance coverage for business continuity and supply chain risks, such coverage may not remain available at a reasonable cost or adequately cover disruptions.
A material disruption to any of our facilities or operations, or those of third parties upon which we rely, may adversely affect our business and financial performance.
Our operations and businesses depend on our facilities and a complex and highly reactive global supply chain, including suppliers, indirect suppliers, and multi-tiered suppliers, some of which are single- or sole-source, as well as distributors, contract manufacturers, subcontractors, joint venture partners, and utilities and logistics providers. We also outsource certain critical business processes and activities, including in the areas of Finance, Human Resources, Commercial Services, Procurement, Travel and Information Technology. Some of our businesses require us or our subcontractors to access customer sites to provide our products and services. Our facilities, operations, customers, and third parties on which we rely, have experienced, or may in the future experience, disruptions or delays from actual or threatened events or circumstances, including due to: equipment or system failure; application upgrades or implementations (such as our Enterprise Resource Planning software); natural disasters; weather events or volatile weather patterns; utility outages; fire; explosion; supply chain failures; export restrictions on critical materials; terrorism; cybersecurity incidents; political disruption; pandemics or other public health crises; insurrection; armed conflict or war; rising tensions or potential outbreak of conflict between China and Taiwan; labor disputes; or financial distress. Our facilities, or those of third parties on which we rely, may operate certain equipment and manufacturing technology that may be unique and difficult or slow to replace. Significant disruption to any of our facilities or operations, or that of customers or third parties on which we rely, could materially impact our business, by preventing us from meeting demand or contractual commitments, increasing costs, reducing market share or sales, and impacting our business processes and activities, including our ability to timely report financial results. Interruptions may be lengthy, have lasting effects, demand significant management time and focus, and require substantial mitigation costs, which could negatively affect our operations, profitability, financial condition and reputation. Any recovery under our insurance policies may not fully offset lost sales, increased costs, or longer-term supplier or customer losses resulting from disruptions. Although we assess our critical processes and risks, implement mitigation plans, and conduct business continuity and disaster recovery planning, we cannot guarantee that interruptions with material adverse effects on our operational and financial performance will not occur.
Water and wastewater treatment operations, including those related to emerging contaminants, as well as the generation, handling, storage, use, transport, treatment, release or disposal of hazardous materials may result in contamination, environmental, personal or other liabilities, or pose other significant risks that could result in significant costs and reputational harm.
Our water and wastewater treatment offerings involve unique risks and require compliance with a variety of laws and regulations, including the Clean Water Act and the Safe Drinking Water Act. System failures, spills, or operational errors could discharge untreated or partially treated wastewater onto property or into bodies of water and groundwater, causing environmental harm and triggering regulatory enforcement, litigation, and reputational damage. Emerging contaminants, such as PFAS, PFOA, selenium, microplastics, chemicals, or pathogens, pose additional risk. Failure to adequately handle emerging contaminants may result in illness, death, and significant liability. Changes in environmental laws or regulations, or increased public awareness of the presence and health impacts of human-made chemicals and naturally occurring contaminants in drinking water, could increase or decrease demand for our products and services, increase costs, render products obsolete, increase our potential liability with respect to the handling or disposal of these contaminants or lead to an interruption or suspension of our operations.
Our Water Solutions and Services segment engages in manufacturing, waste recycling, and treatment processes involving the use, treatment, storage, transfer, handling and/or disposal of hazardous and non-hazardous materials, chemicals and wastes, subject to applicable federal, state and local laws and regulations. The cost of compliance with these laws and regulations may increase, resulting in increased operating expenses, or require additional facility investments. These activities create risks of accidental contamination or injury to the environment, employees, customers, third parties, and the general public. Under environmental laws and regulations, such as the

Resource Conservation and Recovery Act ("RCRA") and the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), we could be strictly, jointly and severally liable for releases of regulated substances at our current or former properties or the properties of others, or by other businesses that previously owned or used our current or former properties. We could also face liability or reputational harm if we transport such materials, generate, or arrange for the disposal of such hazardous materials or waste if they are subsequently released or cause harm.
If these activities result in legal or environmental claims, damage or liabilities, we could incur significant costs, liabilities or reputational damage in connection with legal defense, investigation, remediation of environmental contamination, property or natural resource damage, or personal injuries. Such costs and liabilities could exceed our insurance coverage and materially and adversely affect our business, financial condition, results of operations, prospects, and reputation.
We may be unable to successfully execute large projects or meet customer timelines, budget, performance, or safety requirements.
A portion of our revenue comes from complex, multi-year projects that involve significant risks, including delays, cost overruns, scope changes, unanticipated site conditions, design and engineering issues, incorrect cost assumptions, rising material and labor costs, health and safety hazards, subcontractor performance issues, supply chain disruptions, weather events, and changes in laws, regulations or permitting requirements. Failure to manage these risks may result in higher costs, liquidated damages, and other liabilities, potentially reducing our profitability and harming our reputation.
Many customers require performance guarantees for effluent produced by our water treatment equipment and services. If our products and services fail to meet these guarantees, we may incur added costs related to engineering, replacement of parts, equipment, or consumables, or customer reimbursements. Estimating performance guarantee obligations involves uncertainties and judgments, including changing product designs, variations in customer installation processes, and differences in influent conditions. Substantial performance guarantee claims could materially and adversely affect our reputation, earnings, and future business prospects.
Many customers require us to meet safety standards to be allowed access to their sites, perform services, install products, and execute projects. Unsafe products or employee performance may cause delays or suspension of site access needed to service or deliver our products. Workplace or product-related accidents or near-accidents, or failure to follow our or our customers’ safety policies could damage our reputation, reduce demand for our products and services, increase costs, cause customer loss or litigation, or increase government or regulatory oversight.
We may be unable to retain key leadership, engineering, technology, sales, service and other talent or attract new qualified talent with diverse backgrounds, experiences and perspectives.
Our success depends to a significant extent on our ability to attract, retain and develop highly qualified employees in leadership positions, and in strategic or core areas, such as engineering, innovation, systems modernization, digital technologies, commercial excellence, service, project management, and production. The market for highly skilled talent, leaders and labor with diverse backgrounds, experiences and perspectives remains highly competitive in our industry. Success in attracting and retaining employees, particularly in the areas of services, digital technologies, including AI, innovation, and data science, depends in part on our ability to offer attractive career growth opportunities, work arrangements, compensation and benefits, and policies and ways of working that support employee well-being. We continue to evolve our culture, where colleagues are inspired to innovate, empowered to lead and accountable to deliver. This high-impact culture is critical to attracting and retaining the talent needed to execute our strategy, drive innovation, remain competitive and create long-term value. We must continue developing qualified talent to support growth and succession planning, which are critical to our long-term success. Failure to attract or retain highly engaged and skilled talent and labor could adversely affect our ability to meet and exceed the customer needs, grow our business and execute our strategy.
Defects, unanticipated or improper use, or inadequate disclosures about our products could adversely affect our business, reputation and financial condition.
Defects or quality issues in the manufacture, design, software, AI capabilities, security or service of our products (including finished goods, parts or components that we source from third parties), unanticipated or improper use, or inadequate disclosure of risks about the use of our products, could result in product safety, product security, regulatory or environmental risks, personal injury, death, and property or environmental damage. These events could trigger product recalls or withdrawals, safety or security alerts, issuance of credits, or warranty, liability or contractual claims and damages. Although we maintain liability insurance, coverage may not remain available at a reasonable cost or adequately cover all claims. Defects or inadequacies in manufacturing, design, software, security, or service may result in significant costs, reduced profitability, and negative publicity and reputational harm, reducing demand for our products and materially affecting our business, financial condition and results of operations.
We may not achieve the expected benefits of our simplification, productivity, restructuring, or realignment plans, or such initiatives and plans may adversely affect our business.
Periodically, we have and may continue to initiate simplification, productivity, restructuring, and realignment actions for various reasons, including to optimize our cost structure, increase profitability, drive growth, improve our operational efficiency and effectiveness, and enable us to better serve our customers, or respond to business and economic conditions. Starting in 2024, we launched initiatives focused on improving margins and customer centricity through a range of business simplification, strategic pricing and productivity measures across our offerings, operations and customer base. Such measures may include differentiating our offerings and pricing among customers and channels; adjusting the prices of certain offerings; rationalizing certain of our offerings; modernizing our systems by standardizing key enterprise applications; rationalizing footprint; writing off assets; and simplifying our supply chain. These measures could adversely affect our market share, competitiveness, profitability and growth, and may cause unanticipated customer service disruptions.
We are engaged in an ongoing, multi-year effort to transform our operating model, including our businesses and supporting functions, and have initiated related restructuring and realignment actions. Challenges with enabling technologies, systems modernization, and implementing planned restructuring and realignment activities have and may continue to delay realization of some of the expected operational, financial and customer centricity benefits. We may not achieve the cost savings and benefits initially anticipated from our transformation, restructuring and realignment plans. These plans may also cause a loss of talent or reduced institutional knowledge, or inefficiencies during transitional periods. Transforming, realigning and restructuring our company requires significant management and employee time and focus, potentially diverting attention from operations and growth.
Successful implementation and execution of these actions are critical to achieving our strategy and long-range plan through cost savings, competitiveness, and growth. Factors that may impede success include failure to retain key customers or employees, regulatory or tax matters, challenges with third-party service providers selected to assist us, including staffing, technology, and compliance of service providers with our internal controls over financial reporting, and adverse economic conditions. If these actions are not executed successfully or we do not realize the anticipated benefits, our competitive position, business, financial condition, cash flows and results of operations could be materially and adversely affected.
Our strategy includes acquisitions and divestitures, which we may be unable to execute successfully.
To support our growth strategy, we continue to realign and enhance our portfolio by pursuing the acquisition of companies, assets, technologies, product lines and customer channels that complement or expand our business or improve competitiveness, while divesting non-core or less strategic businesses. We may be unable to complete acquisitions or divestitures on favorable terms, timing, or at all, or obtain financing needed to consummate acquisitions. In addition, we may be adversely impacted by: (i) failure to efficiently, effectively and timely integrate acquired businesses into our operations, technology, financial and other systems; (ii) failure of acquired businesses to meet expected returns, which in the past has led to, and in the future may lead to, accounting impairments; or (iii) failure to discover liabilities, adverse operational issues, cybersecurity issues, control or compliance issues, environmental matters, labor difficulties, or other issues for which we lack contractual protections, insurance or indemnities. Failure to successfully execute our growth strategy via acquisitions or successfully integrate them, or failure to execute divestitures could adversely affect our competitive position, business, financial condition or results of operations.
Acquisitions involve a number of risks and present financial, managerial and operational challenges, including: diversion of management’s time and attention from existing businesses and operations; insufficient internal controls over financial or compliance activities or financial reporting of acquired businesses; failure to realize expected synergies; impact on our ability to achieve some or all of our sustainability aspirations; assumption of new material risks associated with the acquired businesses; and loss of key employees of the acquired businesses. As a result, the anticipated benefits of acquisitions may take longer to realize or not be fully realized, or may cost more than expected, which could materially and adversely affect our business, results of operations or financial condition.
A significant portion of our products and offerings in our Measurement and Control Solutions segment are affected by the availability, regulation of and interference with radio spectrum that we use.
A significant portion of the offerings in our Measurement and Control Solutions segment use radio spectrum that is subject to government regulation. In the U.S., our products are primarily designed to use FCC-licensed spectrum in the 900MHz range. The FCC may decline to renew our licenses, or materially change regulations affecting these licenses. Some markets may lack sufficient frequencies to sustain or develop our operations at a feasible cost or at all.
Outside the U.S., certain products require the use of radio frequency and are subject to regulations. In some jurisdictions, radio station licenses may be granted for a fixed term and must be periodically renewed. Our advanced and smart metering systems offerings transmit to (and receive information from, if applicable) handheld, mobile, or fixed network reading devices in licensed bands made available to us through strategic partnerships and are reliant, to some extent, on the licensed spectrum continuing to be available through our partners or our customers. We may be unable to secure partners or customers that have access to sufficient frequencies in some markets to sustain or develop our planned operations, or that have access to sufficient frequencies at a commercially feasible cost or at all.
New products designed for use in the U.S. or another country may require significant modification or redesign to meet frequency requirements and other regulatory specifications. Limitations on frequency availability or the cost of making necessary modifications may preclude us from selling our products in certain countries. The regulations that govern our use of radio spectrum may change or new products may be allowed under the regulations that cause interference with our products, which may require us to modify our products or seek new partnerships. We may also be unable to secure suitable partners for co-development of products. Lack of radio spectrum availability or an inability or delay in modifying our products to meet frequency requirements, or the cost of completing such modifications, could materially and adversely affect our business, financial condition, and results of operations.
Weather conditions, including the effects of changing climate patterns and related governmental or regulatory efforts to mitigate such effects, may cause volatility in our served markets and demand for our products.
The unpredictable nature, frequency, and severity of, and changes in weather events, patterns and related conditions - such as heavy flooding, prolonged droughts, wildfires, rainfall amounts and intensity, sea levels, and fluctuations in temperatures - can positively or negatively impact portions of our business and create volatility in our financial results. For example, certain events may disrupt customer operations, causing shutdowns that prevent site access or delay performance of services or equipment sales. Heavy flooding and rain events may increase demand for our solutions that help manage water and stormwater overflows or remove and transfer excess or unwanted water. Prolonged drought conditions may increase demand for our pumping technology used in agriculture and turf irrigation applications. Demand for water reuse applications, such as those provided by our treatment business, may increase as communities address water scarcity. Temperature fluctuations may result in varying demand for our products used in residential and commercial hydronic applications, where homes and buildings use circulating water to heat and cool living spaces.
Some of our products, services and solutions enable our customers to meet increasingly stringent scarcity, efficiency, environmental and safety requirements, including laws limiting greenhouse gas (“GHG”) emissions, or improve water supply resilience and quality. Our future growth is dependent in part on the impact and timing of new or changing laws and regulations. If stricter laws or regulations are delayed, repealed, weakened, unenforced, or phased‑in slowly, demand for our products and services may decline. We cannot predict how legal and regulatory changes will affect demand for our products and services. Regulatory uncertainty or any corresponding negative impacts could materially and adversely affect our business, financial condition, results of operations or prospects.
Severe weather events and other effects of volatile weather patterns have caused, and may continue to cause, disruptions to our facilities and operations, and those of our customers and suppliers, as well as fluctuations in demand for our products and services, and increased competition. In 2024, a physical risk analysis of our facilities using the Task Force on Climate Related Financial Disclosures framework indicated that our exposure to certain reviewed physical hazards (e.g. drought, wildfire, temperature extremes, water stress, etc.) is expected to remain low through 2030 under assessed GHG emission mitigation scenarios; but as we approach 2050, exposure to drought and temperature extremes may increase. We cannot ensure that disruptions with material adverse effects will not occur despite our continued assessment of these risks, investments in resilience, and business continuity, and disaster recovery planning.
Sustainability-related laws, regulations, targets and objectives, and stakeholder expectations expose us to numerous risks.
In support of our strategy, we have and will continue to establish goals, targets, and other objectives related to sustainability matters. Achieving these goals, targets and objectives requires evolving our business, making capital investments, and developing new or existing technologies. These efforts may result in additional expenses or require us to recognize impairment charges. These goals, targets and objectives reflect our current plans but there is no guarantee that they will be achieved or maintained. Efforts to establish, achieve and accurately report on these goals, targets and objectives expose us to operational, reputational, financial, legal, and other risks. Achievement of our goals, targets and objectives depends on varied factors and conditions, many of which are outside of our control, including the availability of renewable energy from the grid, the pace of changes in technology, the availability of requisite financing, and the availability of suppliers that can meet our sustainability and other standards.
We may face increased scrutiny from the investment community, regulators, media (including social media) and other stakeholders regarding our sustainability activities, goals, targets and objectives, and our methodologies and timelines for pursuing them. At the same time, some governmental representatives and other stakeholders have expressed or pursued opposing views, legal and investment expectations around sustainability initiatives, including the enactment or proposal of “anti-ESG” legislation, enforcement actions, or investigations.
We are subject to increasing regulatory requirements around sustainability-related disclosures in the U.S. (federal and state-level), EU, and other countries that are uncertain, inconsistent and evolving, which may expose us to unpredictable reporting obligations or business requirements. Complying with these disclosure requirements has, and will continue to, impose substantial costs and require additional resources, and we may also experience operational disruption. If our reporting or practices fail to meet evolving stakeholder expectations, standards and requirements, or if we are unable to satisfy all stakeholders in light of their varied and sometimes conflicting expectations, our reputation, ability to attract and retain talent, and attractiveness as an investment, business partner or acquiror could be negatively impacted. Failure or perceived failure to pursue or meet our goals, targets and objectives, or comply with evolving standards could have adverse operational, reputational, financial and legal impacts.
Risks Related to Financial and Tax
Our business is subject to foreign currency exchange rate fluctuations.
Sales outside the U.S. for the year ended December 31, 2025 accounted for approximately 42% of our net sales. We also have significant operations in various locations outside the U.S. Our principal currency exposures for which we enter into cash flow hedges include the Euro, Swedish Krona, Canadian Dollar, Polish Zloty, British Pound and Australian Dollar. Changes in the value of currencies of the countries in which we do business relative to the value of the U.S. Dollar or Euro could affect our ability to sell products competitively and control our cost structure, which has had and may continue to have a material adverse effect on our business, financial condition, cash flows and results of operations. We are also subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. Dollar and the Euro, Canadian Dollar, British Pound, Chinese Yuan, Swedish Krona and Indian Rupee. As the U.S. Dollar fluctuates against other currencies in which we transact business, revenue and income may be impacted. Refer to Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" for additional information on foreign exchange risk.
Our financial results may fluctuate from period to period and can be difficult to predict.
Our businesses are impacted by short cycle and book-and-bill business to varying degrees, which may be difficult to predict, or we may have limited visibility into particularly for the business we transact through our significant distribution network. Our businesses are also impacted by long-cycle business including large projects, which could be unexpectedly canceled, or whose timing can change based upon customer requirements due to a number of factors beyond our knowledge or control, such as funding, project readiness, or regulatory approvals. We rely on a complex global supply chain, which is subject to volatile and dynamic conditions, unexpected changes and disruptions from macroeconomic and geopolitical conditions. These supply chain challenges have affected, and may continue to affect, our costs, production, and ability to timely fill customer orders. As a result, our financial results for any given period have been, and will remain, difficult to predict.
We may incur impairment charges for our goodwill and other indefinite-lived intangible assets.
We have a significant amount of goodwill and purchased intangible assets on our Consolidated Balance Sheets as a result of acquisitions. As of December 31, 2025, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled approximately $9 billion. In accordance with generally accepted accounting principles, we evaluate these assets for impairment at least annually, or more frequently if changes in events or circumstances indicate it is more likely than not that a potential impairment could exist. Impairment may result from significant negative industry or economic trends, disruptions to our or our customers’ business, inability to effectively integrate or scale acquired businesses, increases in cost of capital, unexpected significant changes or planned changes in use of the assets, FCC non-renewal of our radio spectrum licenses, divestitures, or decline in our market capitalization. Material impairment charges have, and could in the future, adversely affect our results of operations and financial condition.
Changes in our effective tax rates and tax expenses may adversely affect our financial results.
We have sales in approximately 150 countries and 42% of our revenue was generated outside the U.S. for the year ended December 31, 2025. Given the global nature of our business, a number of factors may increase our effective tax rates and tax expense, including: (i) the geographic mix of jurisdictions in which profits are earned and taxed; (ii) the statutory tax rates and tax laws in jurisdictions in which we conduct business; (iii) the resolution of tax issues arising from tax examinations by various tax authorities; and (iv) the valuation of our deferred tax assets and liabilities.
Tax laws, regulations, and administrative practices in various jurisdictions may change, with or without notice, due to economic, political and other conditions. Significant judgment is required in evaluating and estimating our tax provisions and accruals. We continue to monitor the developments and tax implications concerning changes in the global tax environment, including global minimum taxes. We will continue to monitor countries’ pending legislation and guidance and evaluate the potential impacts on our business in future periods.
Our businesses are regularly examined by various tax authorities worldwide. For example, following an examination regarding aspects of the 2013 reorganization of our European business, the Swedish tax authority issued a tax assessment to Xylem’s Swedish subsidiary in 2019, which we are appealing as further described in Note 7, “Income Taxes.” This and other examinations can result in increased tax assessments, and settlement or litigation outcomes that could be unfavorable to Xylem. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, including unrecognized tax benefits; however, unanticipated audit or litigation developments could materially and adversely affect us. Although we believe our tax estimates and accruals are reasonable, final determinations may differ materially from our historical income tax provisions, accruals and unrecognized tax benefits, which could materially and adversely affect our business, operating results, cash flows and financial condition.
Risks Related to Legal and Regulatory
Failure to comply with business conduct laws, regulations and policies, including anti-corruption, anti-trust, trade, and data privacy and security, could have a material adverse impact on us.
Our global operations are subject to a wide variety of U.S. and non-U.S. laws, regulations and policies related to anti-bribery and corruption, trade (such as tariffs, exports and imports), anti-trust and competition, money laundering, and employment. Our policies mandate compliance with these laws and regulations. The U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act of 2010 and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-corruption laws may disadvantage us competitively with local businesses that may have less robust compliance frameworks. Despite our compliance efforts, we cannot guarantee that our internal controls, policies and procedures will prevent improper conduct by employees, agents, distributors, or other business partners. If we believe or have reason to believe that employees or business partners have or may have violated applicable anti-corruption or other laws, regulations or policies, we are required to investigate the relevant facts and circumstances. Investigations can be expensive and require significant time and attention from senior management. Violations could result in fines, sanctions, civil and/or criminal penalties, termination of relationships with business partners, or curtailment of operations, and as a result might materially and adversely affect our business, results of operations or financial condition. Actual or alleged violations could also harm our reputation and ability to do business.
To conduct our business and operations, we collect, process, use, maintain, and move data across borders and are continuing to implement AI. Consequently, we are subject to data privacy and cybersecurity laws, including California’s Consumer Protection Act, the EU's Data Act, the EU’s AI Act and GDPR, and China’s PIPL. The scope of these and other applicable laws continues to evolve, is often uncertain, and may conflict across jurisdictions. Privacy regulations expand and impose strict requirements for handling personal data, including the enforcement of data subject rights, enhanced security requirements, obligations to see that data subject rights are not compromised, and public disclosure of significant data breaches. Compliance costs associated with these legal and operational requirements are significant and are likely to increase over time. We cannot guarantee that we will at all times be in compliance with all requirements. Violations could result in fines, sanctions, civil penalties, and reputational harm and could materially and adversely affect our business, results of operations or financial condition.

Failure to comply with, and the cost of complying with, laws, regulations, policies and taxes applicable to our operations, products and services, including those involving the environment and health and safety, could have a material adverse impact on us.
Our operations, products and services are subject to various federal, state, and local or foreign laws and regulations designed to protect the public, employees and the environment, including those related to: emissions; potable and non-potable water; wastewater treatment and discharge; the generation, handling, storage, use, transport, treatment and disposal of non-hazardous and hazardous materials and wastes; use of U.S. FCC-licensed radio spectrum (as detailed above); and employee health and safety. These laws and regulations include the Occupational Health and Safety Act, the federal Safe Drinking Water Act, the Clean Water Act, the Clean Air Act, RCRA, CERCLA, the Toxic Substances Control Act, the Federal Insecticide, Fungicide and Rodenticide Act, the EU’s Restriction of Hazardous Substance Directive, and the EU’s Registration, Evaluation and Authorization of Chemicals Directive, and others enacted to address environmental concerns. Some of our products may be subject to product safety regulations. For example, certain of our products supplied to the medical industry are subject to Section 510(k) of the U.S. Food, Drug and Cosmetic Act. These laws and regulations establish, among other things, criteria and standards we must comply with and may require licensing, permitting, approvals or reporting. We cannot guarantee that our operations, products or services will always comply fully with all applicable laws or regulations, or that we will be able to obtain or renew permits in a timely manner. Non-compliance or delays in obtaining permits could result in enforcement actions, fines, penalties, or operational restrictions.
Increasing public and governmental concern regarding the environment and the effects of volatile weather and changing climate patterns has, and may continue to, result in new or increased legal and regulatory requirements, policies and taxes intended to limit environmental damage and GHG emissions. These may encompass pollution and discharges, emissions trading schemes, and carbon, fuel or other taxes. In addition, as discussed above, we are subject to increasing regulatory requirements around disclosures of our business’ impacts on the environment. Compliance with all of these requirements is complex. Requirements change frequently and the timing and substance of future changes is uncertain and difficult to predict. We incur, and expect to continue to incur, increased costs to comply, including: i) operating and capital expenditures for our facilities and equipment; ii) R&D costs, including to design or re-design products to conform to changing emissions and efficiency requirements, and iii) costs for tools, talent, and resources to meet the increasing disclosure requirements (discussed above). Failure to comply may result in litigation and defense costs, fines, penalties and criminal sanctions; facility shutdowns to address violations; and investments in costly pollution control equipment or operational changes to limit emissions or discharges. Developments such as new environmental laws and regulations, enforcement actions, litigation, discovery of previously unknown or more extensive contamination conditions, product obsolescence, operational disruptions, inability to recover costs associated with any such developments, or the financial insolvency of other responsible parties, could have material adverse effects on our business, financial condition, cash flows, results of operations, and reputation.
We face risks related to legal and regulatory proceedings.
We are subject to various U.S. and foreign laws, regulations and other requirements, any violation of which could potentially create substantial liability and damage our reputation. Changes in laws, ordinances, regulations or other government policies -- the nature, timing, and effect of which are uncertain -- may significantly increase our expenses and liabilities.
From time to time, we are involved in legal and regulatory proceedings that are incidental to the operation of our businesses (including that of acquired or previously owned entities). These proceedings may seek remedies relating to environmental matters, tax, securities, intellectual property, acquisitions or divestitures, product liability, property damage, personal injury, privacy, employment, labor and pensions, governmental and commercial or contractual issues or disputes. Our connected products and services and digital technologies and solutions have increased our exposure to intellectual property litigation and to evolving AI, data privacy and cybersecurity laws and regulations, a risk we expect will grow as we execute on our innovation and technology priorities. We cannot predict with certainty the outcome of claims, investigations, regulatory proceedings, and lawsuits. We have in the past and could in the future incur judgments, fines or penalties, or enter into settlements. Regulatory determinations of non-compliance could require us to modify or cease operations at one or more facilities.
With global and diverse operations and increasing regulation and enforcement globally, we will continue to face legal and compliance risks. Additional legal and regulatory proceedings and other contingencies, the outcome of which cannot be predicted with certainty, have in the past and may in the future arise from time to time. Subsequent developments in legal and regulatory proceedings may affect our assessments and estimates of loss contingencies recorded as a reserve and require us to make payments in excess of reserves. Any of these impacts could have an adverse effect on our business, results of operations, financial condition and reputation.

Infringement or expiration of our intellectual property rights, or allegations that we have infringed on the intellectual property rights of third parties could adversely affect us.
We rely on numerous patents, trademarks, copyrights, trade secrets, and other intellectual property, as well as licenses to third-party intellectual property that are important to our business. These rights help differentiate our technologies, products and services and may provide competitive advantage. However, our rights may be limited in scope or duration and could be challenged, invalidated, circumvented, misappropriated, independently developed by others, or designed around, particularly in jurisdictions where laws governing intellectual property rights are not highly developed, protected or enforced. Additionally, changes in intellectual property laws or regulations could adversely affect our ability to protect our rights, and rapid technological changes may render some intellectual property less valuable or useful, reducing our competitive advantage. Failure to obtain, maintain or protect intellectual property rights – or the cost of enforcing them - could adversely impact our business, financial condition and results of operations.
We periodically receive claims alleging infringement or misappropriation of third-party intellectual property. We may not prevail in defending against these claims, asserting a counterclaim, or negotiating licenses on favorable terms. As a result, we could lose rights to critical technology, be required to pay substantial damages or license fees, or incur significant costs to redesign our products, any of which could adversely impact our competitive position and financial results. Even if we successfully defended such claims, we may incur significant legal costs and it may result in diversion of management attention and resources, which could negatively impact our operations. Furthermore, the loss or renegotiation of licenses to third-party intellectual property could disrupt our operations or increase costs.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C.    CYBERSECURITY.
Risk Management and Strategy
Cybersecurity is integrated into our Enterprise Risk Management (“ERM”) Program, which assesses and monitors risks across the Company, including cyber threats and related risk mitigation plans.
We maintain a comprehensive cybersecurity program covering enterprise information technology (“IT”), operational technology, and third-party systems on which we rely, as well as our connected products and services. This program is guided by the National Institute of Standards and Technology’s (“NIST”) Cybersecurity Framework and the ISA/IEC 62443 standard, respectively. Our program is designed to assess, identify and manage risks from cybersecurity threats in order to protect and preserve the security, resiliency, integrity and continued availability of the Company’s enterprise IT and operational technology systems and connected products and services, while also protecting the confidentiality and integrity of information owned by, or in the custody and care of, the Company. Key areas of responsibility include: governance, risk and compliance; threat analysis and incident response; security architecture and engineering; security operations; product security; software development; and innovation management. We employ policies, processes, tools, technology, training, incident response and regular testing – such as vulnerability scans and penetration tests of our enterprise and product security programs – to identify and mitigate cybersecurity risks. Third-party assessments of these programs are conducted periodically to assist with identifying, assessing, and managing cybersecurity risks.
We maintain cybersecurity policies that apply to all employees, as well as third-party vendors and contractors as required by applicable legal agreements. These policies specify roles and responsibilities, fundamental principles, and proper controls required for Xylem’s protection, and also require the use of certain risk management processes to onboard new suppliers and other third parties. We periodically review our policies to identify potential gaps or areas for improvement, considering changes in the Company and its connected products and services, as appropriate.
Our Cybersecurity Incident Response Plan (“IRP”) generally aligns with NIST's guidance and provides management with a standardized framework for responding to an actual or potential cybersecurity threat or incident. The IRP sets out procedures for investigating, containing, documenting and mitigating incidents, keeping management and other key stakeholders informed, reporting findings, and engaging third-party experts for advice and incident response, as appropriate. The IRP is tested at least annually for effectiveness and to identify areas for improvement in our processes and technologies. As specified by our IRP, we have protocols and processes by which certain cybersecurity incidents are escalated within the Company and, as appropriate, to the Board of Directors (“Board”).

Employees receive ongoing education and training on relevant cybersecurity risks and practices, including periodic refreshers on how to protect information and systems from cyber threats, as well as monthly phishing simulations.
We also maintain cyber insurance to mitigate potential financial exposure from certain incidents.
Governance
Our Board oversees cybersecurity, including strategy, risk and processes. At least semi-annually, the Board receives reports from the Chief Information Officer (“CIO”) or the Chief Information Security Officer (“CISO”). Reports may include updates on the Company’s cybersecurity risk profile, cyber program assessments, risk management strategy, measures implemented to identify and mitigate cybersecurity risks, the status of projects to strengthen the Company’s cybersecurity posture, the emerging threat landscape, and other relevant topics. The Board also reviews ERM Program findings, including those related to cybersecurity risk.
The Company’s Cyber Risk Committee (“CRC”), comprised of a cross-functional group of senior executives, advises on cybersecurity governance and strategic matters, and receives periodic briefings from the CISO or external experts, including related to cybersecurity risk posture, projects, issues, threat intelligence and escalations. The CRC also receives briefings from the CISO on cybersecurity incidents, including incident response, recovery, remediation, and actual or potential impacts.
Our CISO has extensive cybersecurity knowledge and skills gained from over 25 years of relevant work experience, and is a Certified Information Systems Security Professional. The CISO is responsible for assessing, monitoring and advising the Company and the Board on risks from cybersecurity threats; implementing cybersecurity strategy, programs and processes across our enterprise and connected products and services; reviewing risk management measures to identify and mitigate cybersecurity risks; and overseeing our IRP. The CISO leads the Company’s Cybersecurity Team comprised of individuals with a broad range of cybersecurity skills, experiences and certifications. The Cybersecurity Team oversees the Company’s cybersecurity program and is responsible for the implementation, monitoring and maintenance of the Company’s cybersecurity practices in coordination with the business teams and functions.
Material Risks, Threats & Incidents
Although we have experienced actual and attempted cybersecurity threats and incidents in the past, we do not believe that the risks from any of these threats or incidents, individually or in the aggregate, have materially affected our business, operations or financial condition, or are reasonably likely to have such an effect. However, due to the evolving nature of cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents. For further discussion of our cybersecurity risks, see “Item 1A. Risk Factors” in this Report.

ITEM 2.        PROPERTIES
We have approximately 400 locations in more than 50 countries. These properties total approximately 15 million square feet, of which more than 300 locations, or approximately 9 million square feet, are leased. We consider the offices, plants, warehouses and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. The following table shows our significant locations by segment:

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Leased
		Water Infrastructure
Emmaboda	Sweden	Administration and Manufacturing	1,197,000	Owned
Shenyang	China	Manufacturing	271,000	Owned
Thomasville	GA	Manufacturing	211,000	Owned
Vadodara	India	Manufacturing and Research & Development	337,000	Leased
Stockholm	Sweden	Administration and Research & Development	182,000	Leased
Holland	MI	Manufacturing	132,000	Owned
		Applied Water
Morton Grove	IL	Administration and Manufacturing	530,000	Owned
Montecchio	Italy	Administration and Manufacturing	379,000	Owned
Nanjing	China	Manufacturing	363,000	Owned
Guadalupe	Mexico	Manufacturing	315,000	Leased
Auburn	NY	Manufacturing	273,000	Owned
Abony	Hungary	Manufacturing	250,000	Leased
Strzelin	Poland	Manufacturing	185,000	Owned
Cheektowaga	NY	Manufacturing	147,000	Owned
		Measurement and Control Solutions
Ludwigshafen	Germany	Manufacturing	318,000	Owned
Texarkana	AR	Manufacturing	254,000	Owned
Uniontown	PA	Manufacturing	240,000	Leased
DuBois	PA	Manufacturing	197,000	Owned
Durham	NC	Administration and Research & Development	172,000	Leased
Weilheim	Germany	Manufacturing	160,000	Leased
Dubois	PA	Manufacturing	333,000	Owned
		Water Solutions and Services
Rockford	IL	Manufacturing	165,000	Owned
Bridgeport	NJ	Administration and Manufacturing	136,000	Leased
Houston	TX	Service	107,000	Leased
		Regional Locations
Dubai	United Arab Emirates	Manufacturing	144,000	Owned
Nottinghamshire	United Kingdom	Administration	139,000	Leased
Nanterre	France	Sales & Service Office	139,000	Leased
Langenhagen	Germany	Sales & Service Office	134,000	Owned
Schaffhausen	Switzerland	Administration	18,000	Leased
		Corporate Headquarters
Washington	DC	Administration	18,000	Leased

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
See Note 20, "Commitments and Contingencies," of the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding certain legal and regulatory proceedings we are involved in.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following information is provided regarding the executive officers of Xylem as of February 10, 2026:

NAME	AGE	CURRENT TITLE	OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS
Matthew F. Pine	54	President and Chief Executive Officer (2024)	•Chief Operating Officer (2023) •Senior VP and President, Americas, Applied Water Systems and Measurement and Control Systems (2022) •Senior VP and President, Americas and Applied Water Systems (2020)

William K. Grogan	47	Executive VP, Chief Financial Officer (2023)	• Senior VP and Chief Financial Officer, IDEX Corporation, a diversified manufacturer of highly engineered products (2017)

Rodney O. Aulick	58	Executive VP and President, Water Solutions and Services (2023)	•Executive Vice President Water Solutions and Services, Evoqua Water Technologies Corp. (2018)

Albert Cho	45	Executive VP, Chief Strategy and External Affairs Officer (2022)	• Senior VP, Chief Strategy and Digital Officer (2020) • VP and General Manager, Advanced Infrastructure Analytics (2018)

Meredith Emmerich	50	Executive VP and President, Applied Water Systems (2024)	• VP and General Manager, Americas Commercial HVAC, Carrier Global Corporate, a climate and energy solutions provider (2020)

Michael J. McGann	55	Executive VP and President, Measurement and Control Solutions (2023)	•VP, North America Utilities Commercial Team (2022) •VP, Sensus Americas, Global Engineering and Assessment Services (2017)

Geri-Michelle McShane	52	Senior VP, Chief Accounting Officer (2025)	•VP, Controller, and Chief Accounting Officer (2019)

Claudia S. Toussaint	62	Executive VP, Chief People and Sustainability Officer (2021)	• Senior VP, General Counsel and Corporate Secretary (2014)

Hayati Yarkadas	57	Executive VP and President, Water Infrastructure (2020)

Stacy Cozad	55	Executive VP, Chief Legal Officer (2025)
• Senior VP, General Counsel and Corporate Secretary, Allegion plc, a provider of security products (2024)
• Executive VP, General Counsel and Corporate Secretary, Ingevity Corporation, a manufacturer and distributor of specialty chemicals (2021)
• Senior VP, General Counsel, Chief Compliance Officer and Secretary, Spirit AeroSystems, Inc., an aerospace company (2016)

Note: Date in parentheses indicates the year in which the position was assumed.

BOARD OF DIRECTORS
The following information is provided regarding the Board of Directors of Xylem as of February 4, 2026:

NAME	TITLE
Robert F. Friel	Board Chair, Xylem Inc., Former Chairman, President and CEO, PerkinElmer, Inc.

Matthew F. Pine	President and Chief Executive Officer, Xylem Inc.

Earl R. Ellis	Executive Vice President and Chief Financial Officer, Panera Bread

Lisa Glatch	Former President, LNG and Net-Zero Solutions and Chief Sustainability Officer, Sempra Infrastructure

Victoria D. Harker	Former Executive Vice President and Chief Financial Officer, TEGNA, Inc.

Mark D. Morelli	President and Chief Executive Officer, Vontier Corporation

Jerome A. Peribere	Former President and Chief Executive Officer, Sealed Air Corporation

Lila Tretikov	Partner, Head of Artificial Intelligence Strategy, New Enterprise Associates, Inc.

Uday Yadav	Chief Executive Officer, TK Elevator

PART II
ITEM 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price and Dividends
Our common stock trades publicly on the New York Stock Exchange under the trading symbol “XYL”. As of January 31, 2026, there were 6,919 holders of record of our common stock.
Dividends are declared and paid on the common stock at the discretion of our Board and depend on our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our Board. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2026, we declared a dividend of $0.43 per share to be paid on March 24, 2026 to shareholders of record on February 24, 2026.
There were no unregistered offerings of our common stock during 2025.
Fourth Quarter 2025 Share Repurchase Activity
The following table summarizes our repurchases of our common stock for the quarter ended December 31, 2025:

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
10/1/25 - 10/31/25	—	—	—	$182
11/1/25 - 11/30/25	—	—	—	$182
12/1/25 - 12/31/25	—	—	—	$182
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. There were no shares repurchased under this program during the three months ended December 31, 2025. There are up to $182 million in shares that may still be purchased under this plan as of December 31, 2025.

PERFORMANCE GRAPH
CUMULATIVE TOTAL RETURN
The following graph compares the relative performance of our common stock, the S&P 500 Index and the S&P 500 Industrials Index. This graph covers the period from December 31, 2020 through December 31, 2025 and assumes that $100 was invested on December 31, 2020 in our common stock, the S&P 500 and the S&P 500 Industrials with the reinvestment of any dividends.

	XYL	S&P 500	S&P 500 Industrials Index
December 31, 2021	$119	$129	$121
December 31, 2022	$111	$105	$114
December 31, 2023	$116	$133	$135
December 31, 2024	$119	$166	$158
December 31, 2025	$149	$196	$189
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
This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024.
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
•Water Infrastructure serves the water infrastructure sector with pump systems that transport water from aquifers, lakes, rivers and seas; with filtration, ultraviolet and ozone systems that provide treatment, making the water fit to use; and pumping solutions that move the wastewater and storm water to treatment facilities where our mixers, biological treatment, monitoring and control systems provide the primary functions in the treatment process. Additionally, our offerings use monitoring and control, smart and connected technologies to allow for remote monitoring of performance and enable products to self-optimize pump operations maximizing energy efficiency and minimizing unplanned downtime and maintenance for our customers. The Water Infrastructure segment also provides a range of highly differentiated and scalable products and technologies with product offerings in the filtration and separation, disinfection, and wastewater solutions, for municipal and industrial applications. In the Water Infrastructure segment we reach customers indirectly, through channel partners and distributors, directly and through our service capabilities.
•Applied Water serves the water usage applications sector with water pressure boosting systems for heating, ventilation and air conditioning, and for fire protection systems to the residential and commercial building solutions markets. In addition, our pumps, heat exchangers and controls provide cooling to power plants and manufacturing facilities, circulation for food and beverage processing, and boosting systems for agricultural irrigation. In the Applied Water segment, we provide the majority of our sales through long-standing relationships with many of the leading independent distributors in the markets we serve, with the remainder going directly to customers.
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
•Water Solutions and Services provides tailored services and solutions, in collaboration with customers, including on‑demand water, outsourced water, recycle/reuse, pipeline assessment services, specialty dewatering and emergency response service alternatives to improve operational reliability, performance and environmental compliance. Key offerings within this segment also include equipment systems for industrial needs (influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment, and recycle/reuse), full-scale outsourcing of operations and maintenance, and municipal services, including odor and corrosion control services, as well as leak detection, condition assessment and asset management and pressure monitoring solutions. In the Water Solutions and Services segment, we leverage our internal and external partners, and extensive service branch networks across the globe, including a rental fleet of transfer and treatment assets to serve our customers.
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
•"organic revenue" and "organic orders" defined as revenue and orders, respectively, excluding the impact of fluctuations in foreign currency translation and contributions from acquisitions and divestitures. Divestitures include sales or discontinuance of insignificant portions of our business that did not meet the criteria for classification as a discontinued operation. The period-over-period change resulting from foreign currency translation impacts is determined by translating current period and prior period activity using the prior period currency conversion rate.
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

(in millions, except per share data)	2025		2024
Net income attributable to Xylem & Earnings per share	$957	$3.92	$890	$3.65
Restructuring and realignment	133	0.54	91	0.37
Acquired intangible amortization	220	0.90	216	0.89
Special charges (a)	36	0.15	57	0.23
Gain on remeasurement of previously held equity interest	—	—	(152)	(0.62)
Tax-related special items (b)	(52)	(0.21)	(19)	(0.08)
Loss from sale of businesses	31	0.13	46	0.19
Tax effects of adjustments (c)	(85)	(0.35)	(88)	(0.36)
Adjusted net income & Adjusted earnings per share	$1,240	$5.08	$1,041	$4.27
Weighted average number of shares - diluted	244.0		243.5
(a)The special charges in the years end December 31, 2025 and 2024 primarily relate to $28 million and $50 million, respectively, of acquisition, divestiture and integration related costs.
(b)The tax-related special items primarily relate to one-time deferred tax benefits from internal reorganizations.
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
▪“special charges" defined as non-recurring costs incurred by the Company, such as those related to acquisitions and integrations, divestitures and non-cash impairment charges.
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

(in millions)	2025	2024
Net cash provided by operating activities	$1,241	$1,263
Capital expenditures	(331)	(321)
Free cash flow	$910	$942
Net cash used in investing activities	$(471)	$(482)
Net cash used in financing activities	$(501)	$(615)
Executive Summary
Xylem reported revenue of $9,035 million for 2025, an increase of $473 million, or 5.5%, from $8,562 million reported in 2024. The increase consists of organic growth of $419 million and favorable foreign currency impacts of $71 million, partially offset by net revenue declines from acquisitions and divestitures of $17 million, reflecting organic growth across all segments and most major geographic regions, with organic growth in the U.S. and western Europe more than offsetting organic declines in the emerging markets.
Operating income for 2025 was $1,223 million, reflecting an increase of $214 million, or 21.2%, compared to $1,009 million in 2024. Operating margin was 13.5% in 2025, up 170 basis points from 11.8% in 2024. The operating margin increase included negative impacts from increases in restructuring and realignment costs of $42 million and purchased intangible amortization of $4 million, partially offset by a decrease in special charges of $21 million. Excluding the impact of these items, adjusted operating income was $1,612 million, with an adjusted operating margin of 17.8% in 2025 as compared to adjusted operating income of $1,373 million with an adjusted operating margin of 16.0% in 2024, an increase of 180 basis points.
Additional financial highlights for 2025 include the following:
•Net income attributable to Xylem of $957 million, or $3.92 per diluted share, up 7.4% ($1,240 million or $5.08 per diluted share on an adjusted basis, up 19.0% from 2024)
•Net cash provided by operating activities of $1,241 million, down 2% from 2024, and free cash flow of $910 million, down 3% from 2024
•Orders of $8,904 million, up 2.0% from $8,730 million in 2024 (up 1.6% on an organic basis)
•Dividends per share paid to shareholders increased 11% in 2025.

Results of Operations

(in millions)	2025	2024	2025 v. 2024
Revenue	$9,035	$8,562	5.5%
Gross profit	3,475	3,212	8.2%
Gross margin	38.5%	37.5%	100	bp
Total operating expenses	2,252	2,203	2.2%
Expense to revenue ratio	25.0%	25.7%	(70)	bp
Operating income	1,223	1,009	21.2%
Operating margin	13.5%	11.8%	170	bp
Interest and other non-operating expense, net	(11)	(28)	(60.7)%
Gain on remeasurement of previously held equity interest	—	152	(100.0)%
Loss on sale of businesses	(31)	(46)	(32.6)%
Income tax expense	(231)	(197)	17.3%
Tax rate	19.5%	18.1%	140	bp
Net income	950	890	6.7%
Net loss attributable to non-controlling interest	7	—	NM
Net income attributable to Xylem	$957	$890	7.5%
NM     Not Meaningful
2025 versus 2024
Revenue
Revenue generated for 2025 was $9,035 million, an increase of $473 million, or 5.5%, compared to $8,562 million in 2024. The increase consists of organic growth of $419 million and favorable foreign currency impacts of $71 million, partially offset by net revenue declines from acquisitions and divestitures of $17 million, reflecting organic growth across all segments and most major geographic regions, with organic growth in the U.S. and western Europe more than offsetting organic declines in the emerging markets.
The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during 2025:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2024 Revenue	$2,555		$1,793		$1,871		$2,343		$8,562
Organic Growth	88	3.4%	42	2.3%	172	9.2%	117	5.0%	419	4.9%
Acquisitions/(Divestitures)	(48)	(1.8)%	—	—%	30	1.6%	1	0.1%	(17)	(0.2)%
Constant Currency	40	1.6%	42	2.3%	202	10.8%	118	5.1%	402	4.7%
Foreign currency translation (a)	41	1.6%	14	0.8%	13	0.7%	3	0.1%	71	0.8%
Total change in revenue	81	3.2%	56	3.1%	215	11.5%	121	5.2%	473	5.5%
2025 Revenue	$2,636		$1,849		$2,086		$2,464		$9,035
(a)Foreign currency translation impact for the year primarily due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, British Pound and the Swedish Krona, offset by the weakening in the Canadian Dollar.

Water Infrastructure
Water Infrastructure revenue increased $81 million, or 3.2%, to $2,636 million in 2025 compared to 2024. Revenue growth consisted of organic growth of $88 million, or 3.4%, $41 million of favorable foreign currency translation impacts and $48 million of negative impacts from net divestiture and acquisition activity. Organic revenue growth was led by the treatment application, with growth of $52 million being driven by strength in the U.S. and emerging markets due to strong price realization and backlog execution. This was partially offset by treatment declines in western Europe due to lower demand and reduced capital project work. Organic revenue for the transport applications grew by $36 million, led by strong price realization in the U.S., which was partially offset by reduced volume and reduced backlog execution due to softness in the emerging markets.
Applied Water
Applied Water revenue increased $56 million, or 3.1%, to $1,849 million in 2025 compared to 2024. Revenue growth included organic growth of $42 million and $14 million of favorable foreign currency translation. Organic growth included $35 million from building solutions, primarily in the commercial end markets, driven by strong price realization and higher demand in the U.S., partially offset by order softness in the emerging markets. The industrial applications grew by $7 million organically, driven by strong price realization and backlog execution in the U.S. and Canada, partially offset by order softness in the emerging markets.
Measurement and Control Solutions
Measurement and Control Solutions revenue increased $215 million, or 11.5%, to $2,086 million in 2025 compared to 2024. Revenue growth included organic revenue growth of $172 million, $30 million of revenue growth from acquisitions and favorable foreign currency translation of $13 million. Smart metering and other applications had $171 million of organic growth, led by energy growth in North America due to strong volume and price realization as well as water growth from project revenue in western Europe. This growth was partially offset by declines in water in North America due to lower demand following strong prior year backlog execution. Analytics grew $1 million organically, driven by increased volume and price realization in western Europe, partially offset by lower sales volume due to market softness in the emerging markets.
Water Solutions and Services
Water Solutions and Services revenue increased $121 million, or 5.2% to $2,464 million in 2025 compared to 2024. Revenue growth was driven by organic revenue growth of $117 million, favorable foreign currency translation of $3 million and revenue contributed by acquisitions of $1 million. Organic revenue growth was led by service growth of $62 million, due to favorable rental price realization in North America. Organic revenue growth from the capital and other applications of $55 million was driven by increased project revenue in North America.
Orders/Backlog
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business.

The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to orders during 2025:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2024 Orders	$2,727		$1,824		$1,672		$2,507		$8,730
Organic Impact	(30)	(1.1)%	54	3.0%	157	9.4%	(42)	(1.7)%	139	1.6%
Acquisitions/(Divestitures)	(60)	(2.2)%	—	—%	30	1.8%	—	—%	(30)	(0.3)%
Constant Currency	(90)	(3.3)%	54	3.0%	187	11.2%	(42)	(1.7)%	109	1.3%
Foreign currency translation (a)	35	1.3%	15	0.8%	14	0.8%	1	0.1%	65	0.7%
Total change in orders	(55)	(2.0)%	69	3.8%	201	12.0%	(41)	(1.6)%	174	2.0%
2025 Orders	$2,672		$1,893		$1,873		$2,466		$8,904
(a)Foreign currency translation impact for the year primarily due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, British Pound and the Swedish Krona, offset by the weakening in the Canadian Dollar.
Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, large projects require longer lead production cycles and deployment schedules and delays occur from time to time. Total backlog was $4,615 million at December 31, 2025 and $5,070 million at December 31, 2024, a decrease of 9.0%. We anticipate that more than 60% of our total backlog at December 31, 2025 will be recognized as revenue during 2026.
Gross Margin
Gross margin as a percentage of consolidated revenue increased 100 basis points to 38.5% in 2025 as compared to 37.5% in 2024. The gross margin increase for the year included favorable operational impacts of 370 basis points, consisting of 230 basis points of productivity savings and 140 basis points of price realization. These impacts were partially offset by 290 basis points of unfavorable operating impacts, driven by 190 basis points of inflation and 60 basis points of unfavorable mix. The gross margin increase also included 20 basis points of favorable impacts from a net decrease in acquired intangible asset amortization, special charges, and realignment costs as compared to the prior year.

Operating Expenses

(in millions)	2025	2024	Change
Selling, general and administrative expenses	$1,923	$1,911	0.6%
SG&A as a % of revenue	21.3%	22.3%	(100)	bp
Research and development expenses	226	230	(1.7)%
R&D as a % of revenue	2.5%	2.7%	(20)	bp
Restructuring and asset impairment charges	103	62	66.1%
Operating expenses	$2,252	$2,203	2.2%
Expense to revenue ratio	25.0%	25.7%	(70)	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses increased by $12 million, or 0.6% in 2025, representing a decrease to 21.3% of revenue in 2025, as compared to 22.3% of revenue in 2024. Cost increases were driven by inflation, spending on strategic investments and currency impacts, largely offset by productivity savings.
Research and Development ("R&D") Expenses
R&D expense was $226 million, or 2.5% of revenue in 2025, consistent with the 2024 expense of $230 million, or 2.7% of revenue.
Restructuring and Asset Impairment Charges
Restructuring
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position itself. Restructuring charges were $95 million in 2025 as compared to $55 million in 2024.
For the years ended December 31, 2025, the charges incurred primarily related to simplification actions, informed by 80/20 principles, to streamline the organization and better serve our customers. The charges incurred were across all of our segments, with the majority of the charges impacting the Water Infrastructure and Applied Water segments.
For the year ended December 31, 2024, the charges incurred primarily related to actions taken to further streamline our organization in order to strengthen our competitive positioning and ability to better serve our customers. The charges incurred were across all of our segments, with the majority of the charges impacting the Water Solutions and Services and Water Infrastructure segments.
Refer to Note 5, "Restructuring and Asset Impairment Charges" for more information.
The following is a roll-forward of employee position eliminations associated with restructuring activities for the years ended December 31, 2025 and 2024:

	2025	2024
Planned reductions - January 1	382	113
Additional planned reductions	1,605	749
Actual reductions and reversals	(1,463)	(480)
Planned reductions - December 31	524	382
As a result of the actions initiated in 2025, we achieved savings of approximately $29 million in 2025 and estimate annual future net savings beginning in 2026 of approximately $80 million to $120 million, the majority of which is expected to be realized in 2026.
Asset Impairment
Refer to Note 12, "Goodwill and Other Intangible Assets," for more information on intangible asset impairment charges incurred during the years ended December 31, 2025 and 2024.

Operating Income, Net Income, and Adjusted EBITDA
Operating income was $1,223 million (operating margin of 13.5%) during 2025, an increase of $214 million, or 21.2%, when compared to operating income of $1,009 million (operating margin of 11.8%) during the prior year. Operating margin expansion included unfavorable impacts of 10 basis points from a net increase in restructuring and realignment costs, acquired intangible asset amortization, and special charges as compared to the prior year. Additionally, operating margin included 540 basis points of expansion from favorable operating impacts, driven by a 330 basis point increase from productivity savings and 190 basis points from price realization. Margin expansion was offset by 360 basis points of unfavorable impacts driven by 240 basis points of inflation and 50 basis points of unfavorable mix. Excluding restructuring and realignment costs, acquired intangible asset amortization, and special charges, adjusted operating income was $1,612 million (adjusted operating margin of 17.8%) for 2025 as compared to adjusted operating income of $1,373 million (adjusted operating margin of 16.0%) during the prior year.
Net income attributable to Xylem was $957 (net income margin of 10.6%) during 2025, an increase of $67 million as compared to net income attributable to Xylem in the prior year of $890 million (net income margin of 10.4%). The increase in net income attributable to Xylem was driven by increased operating income of $214 million as well as decreased interest and other non-operating expense of $17 million and $15 million less loss from sale of businesses as compared to the prior year. These increases were partially offset by the absence of a $152 million gain on joint venture remeasurement that did not recur in 2025, as well as increased income tax expense of $34 million. In addition to these fluctuations, net income attributable to Xylem excludes an increase of $7 million of net loss attributable to non-controlling interests. Adjusted EBITDA was $2,009 million (adjusted EBITDA margin of 22.2%) for 2025, an increase of $246 million, or 14.0%, when compared to adjusted EBITDA of $1,763 million (adjusted EBITDA margin of 20.6%) for the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors impacting adjusted operating margin noted above.

The table below provides a reconciliation of total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

(In millions)	2025	2024	Change
Water Infrastructure
Operating income	$462	$356	29.8%
Operating margin	17.5%	13.9%	360	bp
Restructuring and realignment costs	75	30	150.0%
Purchase accounting intangible amortization	42	59	(28.8)%
Special charges	4	10	(60.0)%
Adjusted operating income	$583	$455	28.1%
Adjusted operating margin	22.1%	17.8%	430	bp
Applied Water
Operating income	$312	$271	15.1%
Operating margin	16.9%	15.1%	180	bp
Restructuring and realignment costs	28	15	86.7%
Adjusted operating income	$340	$286	18.9%
Adjusted operating margin	18.4%	16.0%	240	bp
Measurement and Control Solutions
Operating income	$244	$247	(1.2)%
Operating margin	11.7%	13.2%	(150)	bp
Restructuring and realignment costs	16	10	60.0%
Purchase accounting intangible amortization	77	58	32.8%
Special charges	16	12	33.3%
Adjusted operating income	$353	$327	8.0%
Adjusted operating margin	16.9%	17.5%	(60)	bp
Water Solutions and Services
Operating income	$302	$219	37.9%
Operating margin	12.3%	9.3%	300	bp
Restructuring and realignment costs	14	35	(60.0)%
Purchase accounting intangible amortization	100	99	1.0%
Special charges	6	15	(60.0)%
Adjusted operating income	$422	$368	14.7%
Adjusted operating margin	17.1%	15.7%	140	bp
Corporate and other
Operating loss	$(97)	$(84)	15.5%
Restructuring and realignment costs	—	1	(100.0)%
Purchase accounting intangible amortization	1	—	NM
Special charges	10	20	(50.0)%
Adjusted operating loss	$(86)	$(63)	36.5%
Total Xylem
Operating income	$1,223	$1,009	21.2%
Operating margin	13.5%	11.8%	170	bp
Restructuring and realignment costs	133	91	46.2%
Purchase accounting intangible amortization	220	216	1.9%
Special charges	36	57	(36.8)%
Adjusted operating income	$1,612	$1,373	17.4%
Adjusted operating margin	17.8%	16.0%	180	bp
NM    Not Meaningful

The table below provides a reconciliation of net income attributable to Xylem to consolidated EBITDA and adjusted EBITDA:

(in millions)	Year Ended December 31,
	2025	2024	Change
Net Income attributable to Xylem	$957	$890	8%
Net Income margin	10.6%	10.4%	20	bp
Depreciation	267	258	3%
Amortization	308	304	1%
Interest expense, net	2	16	(88)%
Income tax expense	231	197	17%
EBITDA	$1,765	$1,665	6%
Share-based compensation	53	56	(5)%
Restructuring and realignment	131	91	44%
Special charges	36	57	(37)%
Gain on remeasurement of previously held equity interest	—	(152)	(100)%
Loss from sale of businesses	31	46	(33)%
Loss attributable to non-controlling interest	(7)	—	NM
Adjusted EBITDA	$2,009	$1,763	14%
Adjusted EBITDA margin	22.2%	20.6%	160	bp
NM    Not Meaningful
The tables below provide a reconciliation of each segment's operating income (loss) to EBITDA and adjusted EBITDA:

	Year Ended December 31, 2025
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$462	$312	$244	$302
Operating margin	17.5%	16.9%	11.7%	12.3%
Loss (gain) attributable to non-controlling interests	—	(1)	9	(1)
Loss from sale of businesses	(7)	—	(24)	—
Depreciation	44	29	33	159
Amortization	54	4	135	108
Other non-operating expense, excluding interest	(6)	—	(2)	(1)
EBITDA	$547	$344	$395	$567
Share-based compensation	10	5	8	7
Restructuring and realignment	73	28	16	14
Special charges	4	—	16	6
Loss from sale of businesses	7	—	24	—
(Loss) gain attributable to non-controlling interests	$—	$1	$(9)	$1
Adjusted EBITDA	$641	$378	$450	$595
Adjusted EBITDA margin	24.3%	20.4%	21.6%	24.1%

	Year Ended December 31, 2024
(in millions)	Water Infrastructure	Applied Water Systems	Measurement and Control Solutions	Water Solutions Services
Operating Income	$356	$271	$247	$219
Operating margin	13.9%	15.1%	13.2%	9.3%
Gain on remeasurement of previously held equity interest	—	—	152	—
Loss from sale of businesses	(40)	—	—	(6)
Depreciation	46	25	26	159
Amortization	76	3	106	108
Other non-operating (expense) income, excluding interest	(1)	(3)	(10)	1
EBITDA	$437	$296	$521	$481
Share-based compensation	12	6	4	11
Restructuring and realignment	30	15	10	35
Special charges	10	—	12	15
Loss from sale of businesses	40	—	—	6
Gain on remeasurement of previously held equity interest	—	—	(152)	—
Adjusted EBITDA	$529	$317	$395	$548
Adjusted EBITDA margin	20.7%	17.7%	21.1%	23.4%

	2025 versus 2024
(in millions)	Water Infrastructure		Applied Water Systems		Measurement and Control Solutions		Water Solutions and Services
Operating Income (Loss)	$106		$41		$(3)		$83
Operating margin	360	bp	180	bp	(150)	bp	300	bp
Loss (gain) attributable to non-controlling interests	—		(1)		9		(1)
Gain on remeasurement of previously held equity interest	—		—		(152)		—
Loss from sale of businesses	33		—		(24)		6
Depreciation	(2)		4		7		—
Amortization	(22)		1		29		—
Other non-operating expense (income), excluding interest	(5)		3		8		(2)
EBITDA	$110		$48		$(126)		$86
Share-based compensation	(2)		(1)		4		(4)
Restructuring and realignment	43		13		6		(21)
Special charges	(6)		—		4		(9)
Loss from sale of businesses	(33)		—		24		(6)
Gain on remeasurement of previously held equity interest	—		—		152		—
(Loss) gain attributable to non-controlling interests	—		1		(9)		1
Adjusted EBITDA	$112		$61		$55		$47
Adjusted EBITDA margin	360	bp	270	bp	50	bp	70	bp

Water Infrastructure
Operating income was $462 million for our Water Infrastructure segment (operating margin of 17.5%) during 2025, an increase of $106 million, or 29.8%, when compared to operating income of $356 million (operating margin of 13.9%) during the prior year, or a total increase of 360 basis points of operating margin. Operating margin expansion included unfavorable impacts of 70 basis points from an increase in restructuring and realignment costs, offset by decreases in acquired intangible asset amortization and special charges as compared to the prior year. Additionally, operating margin increases included 830 basis points from favorable operating impacts, driven by 460 basis points from productivity savings, 230 basis points of price realization, and 70 basis points of favorable mix. Operating margin growth was partially offset by negative operating impacts of 400 basis points including 230 basis points of inflation and 90 basis points of unfavorable volume. Excluding restructuring and realignment costs, acquired intangible asset amortization, and special charges, adjusted operating income was $583 million (adjusted operating margin of 22.1%) during 2025 as compared to adjusted operating income of $455 million (adjusted operating margin of 17.8%) during the prior year.
Adjusted EBITDA was $641 million (adjusted EBITDA margin of 24.3%) during 2025, an increase of $112 million, or 21.2%, when compared to adjusted EBITDA of $529 million (adjusted EBITDA margin of 20.7%) during the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin; however, adjusted EBITDA did not benefit from decreased depreciation and software amortization expense.
Applied Water
Operating income was $312 million for our Applied Water segment (operating margin of 16.9%) during 2025, an increase of $41 million, or 15.1%, when compared to operating income of $271 million (operating margin of 15.1%) during the prior year, or a total increase of 180 basis points of operating margin. The increase in operating margin included unfavorable impacts of 60 basis points from increased restructuring and realignment costs as compared to the prior year. Operating margin also included favorable operating impacts of 690 basis points, driven by 540 basis points of productivity savings and 100 basis points of price realization. Operating margin expansion was partially offset by 450 basis points of unfavorable operating impacts, including of 290 basis points of inflation and 70 basis points of increased spending on strategic investments. Excluding restructuring and realignment costs, adjusted operating income was $340 million (adjusted operating margin of 18.4%) during 2025 as compared to adjusted operating income of $286 million (adjusted operating margin of 16.0%) during the prior year.
Adjusted EBITDA was $378 million (adjusted EBITDA margin of 20.4%) during 2025, an increase of $61 million, or 19.2%, when compared to adjusted EBITDA of $317 million (adjusted EBITDA margin of 17.7%) during the prior year. The increase in adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin.
Measurement and Control Solutions
Operating income was $244 million for our Measurement and Control Solutions segment (operating margin of 11.7%) during 2025, a decrease of $3 million, or 1.2%, when compared to operating income of $247 million (operating margin of 13.2%) during the prior year, or a total decrease of 150 basis points of operating margin. The decrease in operating margin included unfavorable impacts of 90 basis points from increased acquired intangible asset amortization, restructuring and realignment costs, and special charges as compared to the prior year. Additionally, the operating margin decrease included 660 basis points from unfavorable operating impacts driven by 270 basis points unfavorable mix and 260 basis points of inflation. The decrease in operating margin was partially offset by 600 basis points of favorable impacts consisting of 330 basis points of productivity savings, 150 basis points of price realization and 120 basis points of increased volume. Excluding acquired intangible asset amortization, restructuring and realignment costs, and special charges, adjusted operating income was $353 million (adjusted operating margin of 16.9%) during 2025 as compared to adjusted operating income of $327 million (adjusted operating margin of 17.5%) during the prior year.
Adjusted EBITDA was $450 million (adjusted EBITDA margin of 21.6%) during 2025, an increase of $55 million, or 13.9%, when compared to adjusted EBITDA of $395 million (adjusted EBITDA margin of 21.1%) during the prior year. The increase in adjusted EBITDA margin was due to the same factors as those impacting the decrease in adjusted operating margin; however, adjusted EBITDA margin benefitted from a decrease non-operating expenses and was not negatively impacted by the relative impact of increases in depreciation and software amortization expense.

Water Solutions and Services
Operating income was $302 million for our Water Solutions and Services segment (operating margin of 12.3%) during 2025 an increase of $83 million, or 37.9%, when compared to operating income of $219 million (operating margin of 9.3%) during the prior year, or a total increase of 300 basis points of operating margin. The increase in operating margin included favorable impacts of 160 basis points from a net decrease in restructuring and realignment costs, special charges and acquired intangible asset amortization, as compared to the prior year. Additionally, the operating margin increase included 470 basis points from favorable operating impacts driven by 210 basis points of price realization, 100 basis points of productivity savings, 90 basis points of favorable volume, and 50 basis points of decreased spending on investments. Operating margin expansion was partially offset by 330 basis points of unfavorable operating impacts driven by 190 basis points of inflation and 70 basis points of unfavorable mix. Excluding restructuring and realignment costs, special charges, and acquired intangible asset amortization, adjusted operating income was $422 million (adjusted operating margin of 17.1%) during 2025 as compared to adjusted operating income of $368 million (adjusted operating margin of 15.7%) during the prior year.
Adjusted EBITDA was $595 million (adjusted EBITDA margin of 24.1%) during 2025, an increase of $47 million, or 8.6%, when compared to adjusted EBITDA of $548 million (adjusted EBITDA margin of 23.4%) during the prior year. The increase in adjusted EBITDA margin was due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA did not benefit from the impact of flat depreciation and software amortization expense relative to increased revenue.
Corporate and other
Operating loss was $97 million for corporate and other during 2025, an increase of $13 million, or 15.5% when comparing to operating loss of $84 million during the prior year. The increase in operating loss for the year was partially offset by lower special charges as compared to the prior year. Excluding special charges, restructuring and realignment costs, and acquired intangible asset amortization, adjusted operating loss increased $23 million during 2025 or 36.5%, compared to the prior year. The increase in adjusted operating loss is primarily driven by increased spending on strategic investments and sustainability goals, as well as inflation.
Interest Expense
Interest expense was $29 million and $44 million for 2025 and 2024, respectively. The decrease in interest expense was primarily driven by increased income generated on cross currency swaps offsetting interest expense, and lower debt due to the repayment of the term loan entered into in May 2023 for use in funding the acquisition of Evoqua, which was repaid on April 19, 2024. See Note 15, "Credit Facilities and Debt", of our consolidated financial statements for a description of our credit facilities and long-term debt and related interest.
Income Tax Expense
The income tax provision for 2025 was $231 million at an effective tax rate of 19.5% as compared to $197 million at an effective tax rate of 18.1% in 2024. The 2025 effective tax rate differs from that of 2024 primarily due to the tax effects of the gain on remeasurement of equity interest in the prior period, partially offset by one-time deferred tax benefits from internal reorganizations. See Note 7, "Income Taxes", of our consolidated financial statements for additional details on our tax attributes and related tax expense.
Liquidity and Capital Resources
The following table summarizes our sources and uses of cash:

	Year Ended December 31,
(in millions)	2025	2024	Change
Operating activities	$1,241	$1,263	$(22)
Investing activities	(471)	(482)	11
Financing activities	(501)	(615)	114
Foreign exchange (a)	90	(53)	143
Total	$359	$113	$246
(a)The impact of foreign exchange is primarily due to strengthening of the Euro, Canadian Dollar, Chinese Yuan and the Chilean Peso.

Sources and Uses of Liquidity
Operating Activities
During 2025, net cash provided by operating activities was $1,241 million, compared to $1,263 million in 2024. The $22 million year-over-year decrease was primarily driven by an increase spending on long-term outsourced water projects, the liquidation of customer advances and deferred revenue, increased payments for strategic investments, and higher restructuring payments. These items were partially offset by higher cash earnings and decreased investment in net working capital, driven by lower growth in accounts receivables and inventory management initiatives.
Investing Activities
Cash used in investing activities was $471 million in 2025, compared to $482 million in 2024. The year-over-year decrease in cash used of $11 million reflects increased proceeds from the sale of businesses, including the sale of the former Evoqua Magneto business, less cash used for acquisitions, and higher proceeds from the sale of assets. These items were partially offset by spending on an asset acquisition, increased cash paid for investments, and higher capital expenditures.
Financing Activities
Cash used in financing activities was $501 million in 2025, compared to $615 million in 2024. The year-over-year decrease in cash used reflects the repayment of a term loan in 2024, partially offset by increased repayments of equipment financing debt, lower proceeds from employee stock options, and higher dividend payments.
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
We monitor our global funding requirements and seek to meet our liquidity needs on a cost-effective basis. In addition, our existing committed credit facilities and access to the public debt markets would provide further liquidity, if required.
Based on our current global cash positions, cash flows from operations, and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements and service debt and other obligations in both the U.S. and outside of the U.S. over the next twelve months. Currently, we have available liquidity of approximately $2.5 billion, consisting of $1.5 billion of cash and $1 billion of available credit facilities as disclosed in Note 15, "Credit Facilities and Debt", of our consolidated financial statements.
Contractual Obligations
Material contractual obligations arising in the normal course of business primarily consist of debt obligations and related interest payments, lease obligations and unconditional purchase obligations.
The Company has future unconditional purchase commitments that are legally binding and specify all significant terms including price and/or quantity, which are not reflected within the liabilities on our Consolidated Balance Sheets. Total future commitments within the next twelve months for these obligations is $775 million, excluding contracts that can be canceled without penalty.
See Note 15, "Credit Facilities and Debt," and Note 11, "Leases" of our consolidated financial statements for additional information on our contractual commitments.

Non-U.S. Operations
As we continue to grow our operations in the emerging markets and elsewhere outside of the U.S., we expect to continue to generate significant revenue from non-U.S. operations and expect that a substantial portion of our cash will be held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation, and investment opportunities and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations.
Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 20, “Commitments and Contingencies” of our consolidated financial statements.
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
Significant accounting policies used in the preparation of the consolidated financial statements are discussed in Note 1, “Summary of Significant Accounting Policies,” of our consolidated financial statements. Accounting estimates and assumptions discussed in this section are those that we consider most critical to an understanding of our financial statements because they are inherently uncertain, involve significant judgments and include areas where different estimates reasonably could have been used, and because changes in such estimates that are reasonably possible could materially impact the financial statements. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results in these areas could differ from management’s estimates under different assumptions or conditions.
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
For product sales, other than long-term construction-type contracts, we recognize revenue once control has passed at a point in time, which is generally when products are shipped. In instances where contractual terms include a provision for customer acceptance, revenue is recognized when either (i) we have previously demonstrated that the product meets the specified criteria based on either seller or customer-specified objective criteria, or (ii) upon formal acceptance received from the customer where the product has not been previously demonstrated to meet customer-specified objective criteria. We recognize revenue on product sales to channel partners, including resellers, distributors or value-added solution providers, at the point in time when control is transferred, which is determined based on when the risks and rewards, possession and title have transferred to the customer, which usually occurs at the point of delivery.
Service revenue is primarily related to outsourced water services, maintenance, repair, preventive and inspection services, software as a service ("SaaS") subscriptions, and spare parts sales related to these service offerings. Revenue from performance obligations related to services is primarily recognized over time, as the performance obligations are satisfied. In these instances, the customer consumes the benefit of the service as Xylem performs.
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
The transaction price is adjusted for our estimate of variable consideration which may include a right of return, discounts, rebates, penalties, retainage, and warranties. To estimate variable consideration, we apply the expected value or the most likely amount method, based on whichever method most appropriately predicts the amount of consideration we expect to receive. The method applied is typically based on historical experience and known trends. We limit the amounts of variable consideration that are included in the transaction price, to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when uncertainties around the variable consideration are resolved.
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
Business Combinations. We record acquisitions using the acquisition method of accounting. Under this method, we recognize the identifiable assets acquired, liabilities assumed, contractual contingencies, and any contingent consideration at their estimated fair values as of the acquisition date. The excess of the consideration transferred over the fair value of the identifiable net assets acquired is recorded as goodwill.
The determination of the fair value of acquired assets and assumed liabilities requires the use of significant estimates and assumptions. These include judgments about the selection of valuation methodologies, the determination of appropriate discount rates and market‑participant assumptions, estimates of future cash flows attributable to the acquired assets, and expected cost synergies or other benefits arising from the acquisition. For certain assets such as technology‑based intangibles, customer‑related intangibles, and trade names, valuation techniques may require assumptions about replacement cost, expected economic obsolescence, projected revenue growth, customer attrition, and the weighted‑average cost of capital.
We develop these fair value estimates using historical experience, information obtained from the management of the acquired business, and, when appropriate, the assistance of independent third‑party valuation specialists. These estimates are inherently uncertain, rely on judgment, and may be affected by unanticipated events or changes in economic conditions. As a result, actual results may differ materially from the estimates used in acquisition accounting.
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
During the fourth quarter of 2025, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units and indefinite-lived intangible assets exceeded their respective carrying values. As a result, no impairments were recognized. However, future goodwill or indefinite-lived intangible asset impairment tests could result in a charge to earnings. We will continue to evaluate goodwill and indefinite-lived intangible assets on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances require us to do so.
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
Significant Assumptions
Management develops each assumption using relevant Company experience, in conjunction with market-related data for each individual country in which such plans exist. All assumptions are reviewed annually with third-party consultants and are adjusted as necessary. The table below provides the weighted average assumptions used to estimate our defined benefit pension obligations and costs as of and for the years ended 2025 and 2024.

	2025		2024
	U.S.	Int’l	U.S.	Int’l
Benefit Obligation Assumptions
Discount rate	5.42%	3.95%	5.65%	3.62%
Rate of future compensation increase	NM	2.87%	NM	2.85%
Net Periodic Benefit Cost Assumptions
Discount rate	5.65%	3.62%	5.00%	3.55%
Expected long-term return on plan assets	6.00%	5.58%	6.00%	5.78%
Rate of future compensation increase	NM	2.85%	NM	2.87%
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
For the recognition of net periodic pension cost, the calculation of the expected return on plan assets is generally derived by applying the expected long-term rate of return to the market-related value of plan assets. The market-related value of plan assets is based on average asset values at the measurement date over the last five years. The use of fair value, rather than a calculated value, could materially affect net periodic pension cost. The weighted average expected long-term rate of return for all of our plan assets to be used in determining net periodic benefit costs for 2026 is estimated at 5.55%. We estimate that every 25 basis point change in the expected return on plan assets impacts the expense by less than $1 million.
The discount rate reflects our expectation of the present value of expected future cash payments for benefits at the measurement date. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense. We base the discount rate assumption on current investment yields of high-quality fixed income investments during the retirement benefits maturity period. The pension discount rate was determined by considering an interest rate yield curve comprising AAA/AA bonds, with maturities between zero and 30 years, developed by the plan’s actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single-point discount rate matching the plan’s characteristics. Our weighted average discount rate for all pension plans effective January 1, 2026, is 4.19%. We estimate that every 25 basis point change in the discount rate impacts the expense by less than $1 million.
The rate of future compensation increase assumption reflects our long-term actual experience and future and near-term outlook. Effective January 1, 2026, our expected rate of future compensation increase is 2.98% for all pension plans. The estimated impact of a 25 basis point change in the expected rate of future compensation is less than $1 million.
We currently anticipate making contributions to our pension and post-retirement benefit plans in the range of $19 million to $25 million during 2026. Approximately $6 million of contributions are expected to be made in the first quarter.
Funded Status
Funded status is derived by subtracting the respective year-end values of the projected benefit obligations from the fair value of plan assets. We estimate that every 25 basis point change in the discount rate impacts the funded status by approximately $12 million.
Fair Value of Plan Assets
The plan assets of our pension plans comprise a broad range of investments, including domestic and foreign equity securities, interests in hedge funds, fixed income investments, insurance contracts, and cash and cash equivalents.
A portion of our pension benefit plan assets portfolio comprises investments in hedge funds that are generally measured at net asset value. However, in certain instances, the values reported by the asset managers were not current at the measurement date. Accordingly, we made estimate adjustments to the last reported value where necessary to measure the assets at fair value at the measurement date. These adjustments consider information received from the asset managers, as well as general market information. The adjustment recorded at December 31, 2025 and 2024 for these assets represented less than 1% of total plan assets in each respective year. Asset values for other positions were generally measured using market observable prices. We estimate that a 5.00% change in asset values will impact funded status by approximately $12 million.
New Accounting Pronouncements
See Note 2, “Recently Issued Accounting Pronouncements,” of the consolidated financial statements for a complete discussion of recent accounting pronouncements.
2026 Business Outlook
We anticipate total revenue growth of 1% to 3% in 2026, with organic revenue growth anticipated to be in the range of 2% to 4%. Our outlook reflects our current visibility and expectations based on the current market environment and other factors. Our ability to meet our expectations is subject to a number of risks, including, but not limited to, those described in "Item 1A. Risk Factors."

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
Foreign Currency Exchange Rate Risk
Approximately 42% of our 2025 revenues were from customers in various locations outside the U.S.
Our economic foreign currency risk primarily relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. We may use derivative financial instruments to offset risk related to receipts from customers and payments to suppliers, when it is believed that the exposure will not be limited by our normal operating and financing activities. We enter into currency forward contracts periodically in order to manage the exchange rate fluctuation risk on certain intercompany transactions associated with third-party sales and purchases. These risks are also mitigated by natural hedges including the presence of manufacturing facilities outside the U.S., global sourcing and other spending which occurs in foreign countries. Our principal foreign currency transaction exposures primarily relate to the Euro, Swedish Krona, Canadian Dollar, Polish Zloty, British Pound and Australian Dollar. We estimate that a hypothetical 10% movement in foreign currency exchange rates would not have a material economic impact to Xylem’s financial position and results of operations.
Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. Dollar. The translation risk is primarily concentrated in the exchange rate between the U.S. Dollar and the Euro, Canadian Dollar, British Pound, Chinese Yuan, Swedish Krona and Indian Rupee. As the U.S. Dollar strengthens against other currencies in which we transact business, revenue and income will generally be negatively impacted, and if the U.S. Dollar weakens, revenue and income will generally be positively impacted. We expect to continue to generate significant revenue from non-U.S. operations and we expect the cash generated from that revenue to be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so, though we continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations. We also hedge our investment in certain foreign subsidiaries via the use of cross-currency swaps. Accordingly, we estimate that a 10% movement of the U.S. Dollar to various foreign currency exchange rates we translate from, in aggregate would not have a material economic impact on our financial position and results of operations.
Interest Rate Risk
As of December 31, 2025, our long-term debt portfolio is primarily comprised of four series of fixed-rate senior notes that total approximately $1.9 billion. The senior notes are not exposed to interest rate risk as the bonds are at a fixed rate until maturity. In addition to the senior notes, we also have $27 million in equipment financings with fixed interest rates. Our debt portfolio also includes $21 million in variable rate short-term loans, however, we estimate that a 1% movement in interest rates would not have a material economic impact on our financial position and results of operations. Based on the current interest rate market we do not anticipate material risk associated with our debt refinancing within the target time frame of maturity.
Commodity Price Exposures
For a discussion of risks relating to commodity prices, refer to “Item 1A. Risk Factors.”

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Xylem Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Xylem Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill — Annual impairment test for one Reporting Unit within Water Solutions and Services Segment — Refer to Note 12 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The goodwill balance was $8.3 billion as of December 31, 2025, of which $2.5 billion related to one reporting unit within the Water Solutions and Services segment. The fair value of the Company’s reporting units exceeded their carrying value as of the 2025 measurement date and, therefore, no impairment was recognized.
To determine the fair value of the Company’s reporting units, the Company used an average of fair values derived from the income and market approaches. Under the income approach, the fair value of the reporting units was based on the discounted value of the estimated cash flows that the reporting unit is expected to generate. Projections were based on management’s estimates of revenue growth rates and the selection of the discount rate, taking into consideration industry and market conditions. The discount rate was based on the weighted average cost of capital appropriate for the reporting units. The determination of fair value using the market approach requires management to make significant assumptions related to market multiples of earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting units.

We identified the Company’s goodwill impairment assessment for $2.5 billion of goodwill related to one reporting unit within the Water Solutions and Services segment as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit, because the performance of audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate, forecasts of future revenue and the multiples of earnings for the market approach all required a high degree of auditor judgment, and because of an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future revenue, selection of the discount rate, and selection of the multiples in the market approach for one reporting unit within the Water Solutions and Services segment included the following, among others:
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
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) discount rate, (3) long-term revenue growth rate, including testing the source information underlying the determination of the discount rate and long-term revenue growth rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management and (4) the multiples of earnings in the market approach, including testing the underlying source information and mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 25, 2026
We have served as the Company's auditor since 2010.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(In Millions, except per share data)

Year Ended December 31,	2025	2024	2023
Revenue from products	$7,472	$7,095	$6,291
Revenue from services	1,563	1,467	1,073
Revenue	9,035	8,562	7,364
Cost of revenue from products	4,459	4,250	3,817
Cost of revenue from services	1,101	1,100	830
Cost of revenue	5,560	5,350	4,647
Gross profit	3,475	3,212	2,717
Selling, general and administrative expenses	1,923	1,911	1,757
Research and development expenses	226	230	232
Restructuring and asset impairment charges	103	62	76
Operating income	1,223	1,009	652
Interest expense	(29)	(44)	(49)
Gain on remeasurement of previously held equity interest	—	152	—
Other non-operating income, net	18	16	33
Loss on sale of businesses	(31)	(46)	(1)
Income before taxes	1,181	1,087	635
Income tax expense	(231)	(197)	(26)
Net income	$950	$890	$609
Net loss attributable to non-controlling interests	7	—	—
Net income attributable to Xylem	$957	$890	$609
Earnings per share:
Basic	$3.93	$3.67	$2.81
Diluted	$3.92	$3.65	$2.79
Weighted average number of shares:
Basic	243.4	242.6	217.0
Diluted	244.0	243.5	218.2

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)

Year Ended December 31,	2025	2024	2023
Net income	$950	$890	$609
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	123	(157)	(45)
Amount of currency translation adjustment relating to divestiture of foreign subsidiaries reclassified into net income	8	—	—
Net change in derivative hedge agreements:
Unrealized gain (loss)	35	(17)	(2)
Amount of (gain) loss reclassified into net income	(9)	2	7
Net change in post-retirement benefit plans:
Net gain (loss)	21	23	(35)
Amortization of prior service credit	(1)	(2)	(2)
Amortization of net actuarial loss (gain) into net income	2	2	(2)
Foreign currency translation adjustment	(2)	3	(2)
Other comprehensive income (loss), before tax	177	(146)	(81)
Income tax (benefit) expense related to items of other comprehensive income (loss)	(75)	20	(38)
Other comprehensive income (loss), net of tax	252	(166)	(43)
Comprehensive income	$1,202	$724	$566
Comprehensive income attributable to non-controlling interest	$(30)	$—	$—
Comprehensive income attributable to Xylem	$1,172	$724	$566

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

December 31,	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,479	$1,121
Receivables, less allowances for discounts, returns and credit losses of $68 and $59 in 2025 and 2024, respectively	1,759	1,668
Inventories	983	996
Prepaid and other current assets	244	236
Assets held for sale	176	77
Total current assets	4,641	4,098
Property, plant and equipment, net	1,159	1,152
Goodwill	8,332	7,980
Other intangible assets, net	2,272	2,379
Other non-current assets	1,230	884
Total assets	$17,634	$16,493
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,013	$1,006
Accrued and other current liabilities	1,237	1,271
Short-term borrowings and current maturities of long-term debt	534	38
Liabilities held for sale	72	21
Total current liabilities	2,856	2,336
Long-term debt, net	1,408	1,978
Accrued post-retirement benefit obligations	317	304
Deferred income tax liabilities	405	497
Other non-current accrued liabilities	899	496
Total liabilities	5,885	5,611
Commitment and Contingencies (Note 20)
Redeemable non-controlling interest	258	235
Stockholders’ equity:
Common stock — par value $0.01 per share:
Authorized 750.0 shares, issued 259.9 and 259.2 shares in 2025 and 2024, respectively	3	3
Capital in excess of par value	8,759	8,687
Retained earnings	3,706	3,140
Treasury stock – at cost 16.3 shares and 16.2 shares in 2025 and 2024, respectively	(768)	(753)
Accumulated other comprehensive loss	(220)	(435)
Total stockholders’ equity	11,480	10,642
Non-controlling interest	11	5
Total equity	11,491	10,647
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$17,634	$16,493

See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions)

Year Ended December 31,	2025	2024	2023
Operating Activities
Net income	$950	$890	$609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	267	258	193
Amortization	308	304	243
Deferred income taxes	(35)	(36)	(79)
Share-based compensation	53	56	60
Restructuring and asset impairment charges	103	62	76
Loss from sale of businesses	31	46	1
Gain on remeasurement of previously held equity interest	—	(152)	—
Other, net	5	4	—
Payments for restructuring	(82)	(32)	(30)
Contributions to post-retirement benefit plans	(26)	(25)	(25)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(55)	(107)	(87)
Changes in inventories	23	(41)	41
Changes in accounts payable	(22)	64	22
Changes in accrued liabilities	(69)	17	(4)
Changes in accrued and deferred taxes	—	14	(109)
Changes in long term receivables	(146)	(37)	1
Net changes in other assets and liabilities	(64)	(22)	(75)
Net Cash — Operating activities	1,241	1,263	837
Investing Activities
Capital expenditures	(331)	(321)	(271)
Proceeds from the sale of property, plant and equipment	17	4	1
Acquisitions of businesses, net of cash acquired	(163)	(193)	(476)
Proceeds from sale of businesses, net of cash disposed	49	11	105
Cash received from investments	8	6	1
Cash paid for investments	(49)	(17)	(58)
Cash received from interest rate swaps	—	—	38
Cash received from cross-currency swaps	35	29	28
Cash paid for asset acquisition	(37)	—	—
Other, net	—	(1)	4
Net Cash — Investing activities	(471)	(482)	(628)
Financing Activities
Short-term debt issued, net	1	—	—
Short-term debt repaid	—	(268)	—
Long-term debt issued, net	—	1	278
Long-term debt repaid, net	(82)	(17)	(160)
Repurchase of common stock	(15)	(20)	(25)
Proceeds from exercise of employee stock options	20	67	62
Dividends paid	(391)	(350)	(299)
Other, net	(34)	(28)	(13)
Net Cash — Financing activities	(501)	(615)	(157)
Effect of exchange rate changes on cash	90	(53)	23
Increase in cash classified within assets held for sale	(12)	(11)	—
Decrease in cash classified within assets held for sale	11	—	—
Cash classified within assets held for sale	(1)	(11)	—
Net change in cash and cash equivalents	358	102	75
Cash and cash equivalents at beginning of year	1,121	1,019	944
Cash and cash equivalents at end of year	$1,479	$1,121	$1,019
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$61	$67	$69
Income taxes (net of refunds received)	$267	$219	$211
    See accompanying notes to consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Millions, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2022	$2	$2,134	$2,292	$(226)	$(708)	$9	$3,503
Net income attributable to Xylem			609				609
Other comprehensive (loss) income, net				(43)			(43)
Other Activity						1	1
Issuance of Common Stock	1	6,120					6,121
Issuance of replacement equity		160					160
Dividends declared ($1.32 per share)			(300)				(300)
Stock incentive plan activity		150			(25)		125
Balance at December 31, 2023	$3	$8,564	$2,601	$(269)	$(733)	$10	$10,176
Net income attributable to Xylem			890				890
Other comprehensive (loss) income, net				(166)			(166)
Other activity						(4)	(4)
Dividends declared ($1.44 per share)			(351)				(351)
Stock incentive plan activity		125			(20)		105
Distributions to minority shareholders						(1)	(1)
Acquisition activity		(2)					(2)
Balance at December 31, 2024	$3	$8,687	$3,140	$(435)	$(753)	$5	$10,647
Net income attributable to Xylem			957				957
Other comprehensive income (loss), net				215		7	222
Other activity						1	1
Dividends declared ($1.60 per share)			(391)				(391)
Stock incentive plan activity		72			(15)		57
Distributions to minority shareholders						(2)	(2)
Balance at December 31, 2025	$3	$8,759	$3,706	$(220)	$(768)	$11	$11,491

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, post-retirement obligations and assets, revenue recognition, income taxes, fair value of assets acquired and liabilities assumed in business combinations, valuation of intangible assets, goodwill and indefinite-lived intangible impairment testing and contingent liabilities. Actual results could differ from these estimates.
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
Service revenue is primarily related to outsourced water services, maintenance, repair, preventive and inspection services, software as a service ("SaaS") subscriptions, and spare parts sales related to these service offerings. Revenue from performance obligations related to services is primarily recognized over time, as the performance obligations are satisfied. In these instances, the customer consumes the benefit of the service as Xylem performs.
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
The transaction price is adjusted for our estimate of variable consideration which may include a right of return, discounts, rebates, penalties, retainage, and warranties. To estimate variable consideration, we apply the expected value or the most likely amount method, based on whichever method most appropriately predicts the amount of consideration we expect to receive. The method applied is typically based on historical experience and known trends. We limit the amounts of variable consideration that are included in the transaction price, to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when uncertainties around the variable consideration are resolved.
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
Share-Based Compensation
Share-based awards issued to employees include non-qualified stock options, restricted stock units and performance share units. Share-based awards issued to members of the Board of Directors include restricted stock units. Compensation costs resulting from share-based payment transactions are recognized primarily at fair value over the requisite service period (typically three years), on a straight-line basis, within selling, general and administrative expenses. The measurement of calculated compensation cost includes an adjustment for estimated forfeiture rate. The fair value of a non-qualified stock option is determined on the date of grant using a binomial lattice pricing model incorporating multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The fair value of restricted stock unit awards is determined using the closing price of our common stock on date of grant. The fair value of Return on Invested Capital ("ROIC"), Revenue, adjusted EBITDA and Earnings Per Share ("EPS") performance share units at 100% target is determined using the closing price of our common stock on date of grant. The calculated compensation cost is adjusted based on an estimate of awards ultimately expected to vest due to our assessment of the probable outcome of the performance condition. The fair value of Total Shareholder Return ("TSR") performance share units is calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.
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
Earnings Per Share
We present two calculations of EPS. “Basic” EPS equals net income divided by weighted average shares outstanding during the period. “Diluted” EPS equals net income divided by the sum of weighted average common shares outstanding during the period plus potentially dilutive shares. Potentially dilutive common shares that are anti-dilutive are excluded from diluted EPS.
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
Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different geographical regions. We evaluate the financial condition of our third-party distributors, resellers and other customers and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of December 31, 2025 and 2024, we do not have any significant concentrations of credit risk related to accounts receivable.
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
Property, Plant and Equipment
These assets are recorded at historical cost and are depreciated using the straight-line method of depreciation over the estimated useful lives as follows:

Estimated Life
Buildings and improvements	5 to 40 years
Machinery and equipment	2 to 10 years
Furniture and fixtures	3 to 7 years
Equipment held for lease or rental	2 to 16 years
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
In addition to manufacturing and selling equipment, we also lease equipment to customers in exchange for consideration. These arrangements are generally short term in nature and predominantly involve the rental of pumps and accessories within the Water Solutions and Services segment. Short term rental arrangements generally do not provide the customer the right to purchase the equipment as Xylem’s strategy is to rent these items over their useful lives. Customers may be billed based on daily, weekly or monthly rates depending on the expected rental period. We assessed that these arrangements constitute a lease under Accounting Standards Codification ("ASC") 842, Leases, and have recognized them as operating leases. In situations where arrangements contain both the sale of products and a leasing component, contract consideration is allocated based on relative standalone selling price.
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
Goodwill and indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually (or more frequently if impairment indicators arise, such as changes to the reporting unit structure, significant adverse changes in the business or business climate or an adverse action or assessment by a regulator). See Note 12, "Goodwill and Other Intangible Assets," for changes to the reporting unit structure and impairment analysis performed during the year ending December 31, 2025. We conduct our annual impairment testing as of the beginning of the fourth quarter. To test goodwill for impairment, the estimated fair value of each reporting unit is compared to the carrying value of the net assets assigned to that reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, then an impairment charge is recognized for that excess up to the amount of recorded goodwill. In assessing goodwill for impairment, we estimate the fair value of our reporting units using both the income approach and market approach. Weighting is equally attributed to both the market and income approaches in arriving at the fair value of the reporting units. To determine the reasonableness of the calculated fair values, we review the assumptions to ensure that neither the income approach nor the market approach yielded significantly different valuations. We estimate the fair value of our intangible assets with indefinite lives using either the income approach or the market approach. Under the income approach, we calculate fair value based on the present value of estimated future cash flows. Under the market approach, we calculate fair value based on recent sales and selling prices of similar assets.
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
Assets Held for Sale
Assets and liabilities are identified as held for sale when they meet the held for sale criteria per ASC 360, Property, Plant, and Equipment. Depreciation and amortization are not recorded for assets that are classified as held for sale. When an asset group meets the held for sale criteria, the lower of its carrying value or fair value less costs to sell is reclassified into assets held for sale and liabilities held for sale lines on the consolidated balance sheet, where it remains until it is either sold or it no longer meets the held for sale criteria.
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

Effectiveness of derivatives designated as net investment hedges is assessed using the spot method. The changes in the fair value of these derivatives due to movements in spot exchange rates are recorded in OCI/L. Changes in fair value of the derivatives designated and the associated income tax effects in AOCL are reclassified into earnings at the time the hedged net investment is sold or substantially liquidated. Furthermore, we recognize interest income based on the interest rate differential embedded in the derivative instrument.
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
Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2025 and 2024 were uninsured. Foreign cash balances at December 31, 2025 and 2024 were $1,034 million and $741 million, respectively.
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

Redeemable Non-Controlling Interest
Non-controlling interest that is redeemable upon the occurrence of an event that is not solely within the control of the issuer is classified as mezzanine equity in the Company’s consolidated balance sheets. Initial measurement is at acquisition date fair value and subsequent measurement is at the greater of the carrying value or the redemption value. For redeemable non-controlling interests measured at the redemption value, changes in the redemption value are recognized immediately as they occur and the carrying amount of the redeemable non-controlling interest is adjusted at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the instrument. Increases or decreases in the estimated redemption amount are recorded with corresponding adjustments against equity and are reflected in the computation of earnings per share.

Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This ASU amends the capitalization criteria for internal-use software and requires entities to make certain disclosure of costs capitalized under this subtopic. This ASU also supersedes existing guidance on web site development costs. The standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Prospective, retrospective, or modified transition adoption methods are all permitted under this ASU. We are currently evaluating the impact and method of adoption of this amendment.
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets". This update provides a practical expedient that allows entities to assume current conditions as of the balance sheet date remain unchanged over the remaining life of certain current trade receivables and current contract assets when developing reasonable and supportable forecasts in estimating expected credit losses. We plan to adopt ASU 2025-05 effective January 1, 2026 and elect the practical expedient for applicable trade receivables and contract assets on a prospective basis. Adoption of the standard is not expected to have a material impact on our consolidated financial statements.
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, "Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". This ASU requires a footnote disclosure to disaggregate each relevant expense caption on the face of the income statement that includes specific natural expense categories. In addition, the standard requires disclosure of selling expenses on an annual and interim basis. The standard is effective in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard is required to be adopted prospectively, but retrospective adoption is permitted. We are currently evaluating the method of adoption and the impacts of the guidance on our disclosures in future periods.
Recently Adopted Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The ASU is intended to improve income tax disclosure requirements, primarily through additional disclosures about a reporting entity’s effective tax rate reconciliations as well as information on income taxes paid. The standard became effective for Xylem for the annual reporting period beginning January 1, 2025, which we adopted prospectively. The disclosures related to our adoption of the amendment are included in Note 7, "Income Taxes."

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
2025 Business Combination
Pac Machine
On December 2, 2025, we acquired Pac Machine Company ("Pac Machine"), a leading distributor specializing in the sale, rental and service of pumps, generators, and other dewatering equipment for mining, construction, agriculture, energy and marine sectors. The acquisition strengthens the Company's presence in Northern California and Nevada, while providing synergy opportunities. The total fair value of consideration transferred was $63 million ($59 million net of cash), of which $54 million ($50 million, net of cash) was paid at closing. The remaining consideration of $9 million will be paid over the next four years, subject to working capital and other customary adjustments. As a result of purchase price allocation, we provisionally recognized $19 million of intangible assets, and $34 million of goodwill, subject to future measurement period adjustments. Our consolidated financial statements include Pac Machine's results of operations within the Water Solutions and Services segment.
EMX Holdings, Inc.
On July 23, 2025, we acquired 100% ownership interest in EMX Holdings, Inc. and its subsidiary ("EnviroMix"). EnviroMix is headquartered in South Carolina, U.S., and provides mixing and process control products and services to municipal and industrial customers. This acquisition expands the Company's treatment offerings and provides synergy opportunities. The operating results of EnviroMix have been included in the Company's results of operations since the acquisition date within the Water Infrastructure segment.
The total fair value of consideration transferred was $106 million, which was paid in cash on closing date, subject to final closing working capital and other ordinary adjustments. The fair value of assets and liabilities acquired resulting from the preliminary purchase price allocation consisted primarily of $76 million in goodwill and $34 million for customer relationships and other identifiable intangible assets. The preliminary estimates of fair value of EnviroMix’s identifiable intangible assets were valued using the multi-period excess earnings method (“MEEM”), the relief from royalty (“RFR”) method, or the with and without method, all of which are forms of the income approach. The amount of goodwill recognized in the acquisition is not deductible for U.S. income tax purposes and is primarily attributable to management know-how and costs and revenue synergies expected from combining the operations of EnviroMix with Xylem.
The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information becomes available but no later than one year from the acquisition date. Pro forma results of operations have not been included as the acquisition of EnviroMix was not material to our results of operations for any periods presented.
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

2025 Divestiture
On February 7, 2025, we completed the divestiture of our previously held for sale Evoqua Magneto business, which was part of the Water Infrastructure segment, for a cash selling price of $61 million ($48 million, net of cash transferred). As a result of the sale, we recorded an additional loss of $8 million, reflecting the impact of the final working capital adjustment. The loss is presented on our Consolidated Income Statements within "Loss on sale of businesses" in the year ended December 31, 2025.
The Company also completed certain other divestitures, which generated aggregate cash proceeds of approximately $1 million.
2025 Assets Held For Sale
On September 27, 2025, the Company signed an agreement to sell the international metering business, a part of the Measurement and Control Solutions segment, within one year. The international metering business offers a portfolio of water and heat meters for residential, commercial, and industrial applications. As a result, assets and liabilities of the business were reclassified as held for sale.
During the year ended December 31, 2025, the Company recorded a loss on assets held for sale of $23 million because the carrying value of the international metering business is greater than its estimated fair value less its cost to sell. The loss is presented within "Loss on sale of businesses" on our Consolidated Income Statements.
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
On December 10, 2024, we acquired an additional 35.9% equity interest in Idrica for $154 million ($150 million, net of cash received) by exercising our call right and now hold an aggregate ownership interest of 61.0% in Idrica. This was accounted for as a step acquisition where the Company has applied the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). The fair value of our call right was included within the fair value of previously held equity interest and recognized as part of the consideration transferred and the gain on remeasurement of our call right was also included in the gain on remeasurement of previously held equity interest (as discussed below). The Company recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill.
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
The following table summarizes the acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed from Idrica:

(in millions)	Fair Value
Cash and cash equivalents	$4
Receivables	5
Prepaid and other current assets	7
Goodwill	520
Other intangible assets, net	165
Other non-current assets	15
Accounts payable	(8)
Accrued and other current liabilities	(5)
Short term borrowings and current maturities of long-term debt	(16)
Long term debt	(7)
Deferred income tax liabilities	(40)
Other non-current accrued liabilities	(3)
Total	$637
The above fair values of assets acquired and liabilities assumed were determined using the income and cost approaches.
Our revenue and net loss attributable to the Idrica acquisition for the years ended December 31, 2025 and 2024 were not material. The $520 million of goodwill recognized, which is not deductible for U.S. income tax purposes, is primarily attributable to costs and revenue synergies and economies of scale expected from combining the operations of Idrica with Xylem.
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
•The fair value of Idrica’s identifiable intangible assets were determined using a combination of the income and cost approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus, represent a Level 3 measurement of the fair value hierarchy as defined in ASC 820, Fair Value Measurements. Intangible assets consisting of the customer relationships, backlog, and trade name were valued using the multi-period excess earnings method (“MEEM”) or the relief from royalty (“RFR”) method, both of which are forms of the income approach. The intangible asset related to Idrica’s developed technology was valued using the replacement cost approach.
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

Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Year Ended December 31,
(in millions)	2025	2024	2023
Revenue from contracts with customers	$8,720	$8,273	$6,963
Lease Revenue	315	289	401
Total	$9,035	$8,562	$7,364

The following table reflects revenue from contracts with customers by application:

	Year Ended December 31,
(in millions)	2025	2024	2023
Water Infrastructure
Transport	$1,556	$1,496	$1,421
Treatment	1,080	1,057	795

Applied Water
Building Solutions	1,037	997	1,025
Industrial Water	812	796	828

Measurement and Control Solutions
Smart Metering and Other	1,726	1,519	1,253
Analytics	360	352	358

Water Solutions and Services
Capital and Other	1,144	1,081	804
Services	1,005	975	479

Total	$8,720	$8,273	$6,963

The following table reflects revenue from contracts with customers by geographical region:

	Year Ended December 31,
(in millions)	2025	2024	2023
Water Infrastructure
United States	$1,005	$891	$744
Western Europe	937	914	822
Emerging Markets (a)	477	526	458
Other	217	222	192

Applied Water
United States	1,018	942	970
Western Europe	412	398	401
Emerging Markets (a)	286	321	342
Other	133	132	140

Measurement and Control Solutions
United States	1,373	1,267	1,042
Western Europe	342	282	282
Emerging Markets (a)	197	190	193
Other	174	132	94

Water Solutions and Services
United States	1,597	1,570	916
Western Europe	101	101	105
Emerging Markets (a)	235	213	142
Other	216	172	120

Total	$8,720	$8,273	$6,963

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

The table below provides contract assets, contract liabilities, and significant changes in contract assets and liabilities:

(in millions)	Contract Assets (a)	Contract Liabilities (b)
Balance at 1/1/2024	$263	$315
Additions, net	265	265
Revenue recognized from opening balance	—	(247)
Billings transferred to accounts receivable	(227)	—
Foreign currency and other	2	(11)
Balance at 1/1/2025	$303	$322
Additions, net	382	251
Revenue recognized from opening balance	—	(280)
Billings transferred to accounts receivable	(185)	—
Foreign currency and other	10	(7)
Balance at 12/31/2025	$510	$286
(a)Contract assets are included in either receivables or other non-current assets on the Consolidated Balance Sheets.
(b)Contract liabilities are included in either accrued and other current liabilities or other non-current liabilities on the Consolidated Balance Sheets.
Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of December 31, 2025, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $1,929 million. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 5. Restructuring and Asset Impairment Charges
From time to time, the Company will incur costs related to restructuring actions in order to optimize our cost base and more strategically position itself. During 2025, we incurred restructuring costs of $95 million. These charges were primarily related to actions taken to further streamline our organization through simplification efforts to strengthen our competitive positioning and our ability to better serve our customers.
During 2024, we incurred restructuring costs of $55 million. The charges incurred primarily related to strengthening our competitive positioning and the integration of Evoqua Water Technologies Corp. ("Evoqua").
During 2023, we incurred restructuring costs of $72 million. Approximately $27 million of the charges related to share-based compensation expense due to acceleration clauses in Evoqua's equity compensation agreements. Approximately $45 million of the charges represented the reduction of headcount related to the integration of Evoqua and other charges related to our efforts to reposition our businesses to optimize our cost structure, improve our operational efficiency and effectiveness, strengthen our competitive positioning and better serve our customers. The charges were incurred across all of our segments.

The following table presents the components of restructuring expense and asset impairment charges incurred during each of the previous three years:

	Year Ended December 31,
(in millions)	2025	2024	2023
By component:
Severance and other charges	$92	$41	$70
Asset impairment	5	19	3
Reversal of restructuring accruals	(2)	(5)	(1)
Total restructuring costs	95	55	72
Asset impairment charges	8	7	4
Total restructuring and asset impairment charges	$103	$62	$76

By segment:
Water Infrastructure	$57	$23	$13
Applied Water	23	6	7
Measurement and Control Solutions	12	2	14
Water Solutions and Services	9	29	7
Corporate and Other	2	2	35
Restructuring
The following table displays a roll-forward of the restructuring accruals, presented on our Consolidated Balance Sheets within "accrued and other current liabilities" and "other non-current accrued liabilities," for the years ended December 31, 2025 and 2024:

(in millions)	2025	2024
Restructuring accruals - January 1	$25	$24
Restructuring costs	95	55
Cash payments	(82)	(32)
Asset impairment	(5)	(19)
Share based compensation expense included within AOCL	—	(2)
Foreign currency and other	1	(1)
Restructuring accruals - December 31	$34	$25

By segment:
Water Infrastructure	$9	$4
Applied Water	1	3
Measurement and Control Solutions	4	3
Water Solutions and Services	3	4
Centralized support facilities (a)	17	9
Corporate and other	—	2
(a)    Centralized support facilities consist primarily of support functions, including selling and marketing organizations, that incurred restructuring expense which was allocated to the segments. However, the liabilities associated with restructuring expense were not allocated to the segments.

The following table presents the total costs expected to be incurred, the amount incurred in the period, and the cumulative costs incurred to date for our 2025, 2024 and 2023 restructuring actions:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Corporate	Total
Actions Commenced in 2025:
Total expected costs	$75	$30	$17	$11	$9	$142
Costs incurred during 2025	55	23	9	6	—	93
Total expected costs remaining	$20	$7	$8	$5	$9	$49

Actions Commenced in 2024:
Total expected costs	$15	$5	$1	$28	$1	$50
Costs incurred during 2024	14	5	1	28	1	49
Costs incurred during 2025	1	—	—	—	—	1
Total expected costs remaining	$—	$—	$—	$—	$—	$—

Actions Commenced in 2023:
Total expected costs	$19	$7	$12	$8	$35	$81
Costs incurred during 2023	13	6	10	7	35	71
Costs incurred during 2024	6	1	(2)	1	—	6
Costs incurred during 2025	—	—	1	—	—	1
Total expected costs remaining	$—	$—	$3	$—	$—	$3
The actions commenced in 2025 consist primarily of severance. During 2025, the Company also recorded ROU asset and fixed asset impairment charges of $3 million within our Water Infrastructure segment and $2 million within our Measurement and Control Solutions segment due to these restructuring actions, which are expected to continue through the end of 2026.
The actions commenced in 2024 consist primarily of severance charges. During 2024, as a result of these restructuring actions, the Company also recorded $16 million in impairment charges primarily related to customer relationships and trademarks and $3 million in fixed asset impairment charges within our Water Solutions and Services segment. Refer to Note 12, "Goodwill and Other Intangible Assets," for additional information on the impairment of intangible assets. These actions were substantially completed in 2025.
The actions commenced in 2023 consist primarily of severance charges. We also recorded fixed asset impairment charges of $3 million within our Applied Water segment. The actions within Measurement and Control Solutions are expected to continue through the end of 2027.
During 2023, we also incurred charges of $1 million within the Applied Water segment, related to actions commenced prior to 2023.
Asset Impairment
During 2025, we recognized $1 million, $2 million, $3 million, and $2 million of impairment charges for internally developed software and software assets, respectively, across our Water Infrastructure, Measurement and Control Solutions, Water Solutions and Services segments, as well as within Corporate and other.
During 2024, we recognized an impairment charge of $3 million and $3 million related to certain leases and leasehold improvements within our Measurement and Control Solutions and Water Infrastructure segments, respectively. We also recognized $1 million impairment charge for internally developed software within Corporate and other.
During 2023, we recorded impairment charges of $3 million for internally developed in-process software and $1 million for certain fixed assets within our Measurement and Control Solutions segment.

Note 6. Other Non-Operating Income, Net
The components of other non-operating income, net are as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Interest income	$27	$28	$28
Pension and other postretirement benefit expense	(7)	(4)	(3)
Income (expense) from equity method investments	2	(4)	—
Other (expense) income – net	(4)	(4)	8
Total other non-operating income, net	$18	$16	$33

Note 7. Income Taxes
The source of pre-tax income and the components of income tax expense are as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Income components:
Domestic	$695	$471	$123
Foreign	486	616	512
Total pre-tax income	$1,181	$1,087	$635
Income tax expense (income) components:
Current:
Domestic – federal	$122	$108	$(4)
Domestic – state and local	36	35	23
Foreign	108	90	86
Total Current	$266	$233	$105
Deferred:
Domestic – federal	$(30)	$(38)	$(49)
Domestic – state and local	(7)	(11)	(8)
Foreign	2	13	(22)
Total Deferred	(35)	(36)	(79)
Total income tax provision	$(231)	$(197)	$(26)
Effective income tax rate	19.5%	18.1%	4.1%

Reconciliations between taxes at the U.S. federal statutory tax rate and taxes at our effective income tax rate on earnings before income taxes are as follows:

	Year Ended December 31,
(in millions)	2025
U.S. federal statutory tax rate	$248	21.0%
State & local income tax, net of federal benefit (NOFB)	21	1.8%	(a)
Foreign tax effects
Switzerland
Statutory tax rate difference between Switzerland and U.S.	(28)	(2.4)%
Effect of cantonal and communal income taxes	9	0.7%
Other adjustments	(3)	(0.3)%
Luxembourg
Changes in valuation allowances	17	1.5%
Tax effect of internal reorganization	(18)	(1.5)%
Other adjustments	3	0.3%
Malta
Notional interest deduction	(19)	(1.6)%
Notional interest carryforward	(36)	(3.1)%
Changes in valuation allowances	36	3.1%
Other adjustments	3	0.2%
Other foreign jurisdictions	26	2.2%
Effect of cross-border tax laws
Foreign exchange on repatriations	13	1.1%
Other adjustments	(5)	(0.4)%
Tax credits	(10)	(0.9)%
Changes in valuation allowances	2	0.2%
Nontaxable or nondeductible items	4	0.3%
Changes in unrecognized tax benefits	4	0.3%
Other adjustments
Deferred tax effects of internal reorganization	(42)	(3.6)%	(b)
Other adjustments	6	0.6%
Effective income tax rate	$231	19.5%
(a)    State and local taxes in California, Florida, Texas, Minnesota, New York, and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category
(b)    $42 million benefit reflects a one-time deferred tax benefit recorded in connection with an internal reorganization executed during the year.

	Year Ended December 31,
	2024	2023
Tax provision at U.S. statutory rate	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes	1.8	1.7
Uncertain tax positions	—	(9.9)
U.S. tax on foreign earnings	1.2	2.5
Tax incentives	(1.3)	(2.6)
Valuation allowance	1.7	(5.8)
Gain on remeasurement of previously held equity interest	(3.0)	—
Rate change	(0.6)	(2.0)
Federal R&D tax credit	(0.6)	(0.5)
Stock compensation	(0.7)	(0.6)
U.S. foreign derived intangible income tax benefit	(0.6)	(0.7)
Tax on distribution of foreign earnings	1.0	—
Non-deductible compensation	0.4	1.2
Other tax credits	(0.2)	(1.8)
Other – net	(2.0)	1.6
Effective income tax rate	18.1%	4.1%

Income taxes paid (net of refunds) for the years ended December 31 are as follows:

(in millions)	Year Ended December 31,
Jurisdiction	2025		2024	2023
Federal	$135		$79	$114
State & Local	37		32	29
Foreign
Netherlands	—	(a)	14	—	(a)
Switzerland	14		24	11
United Kingdom	—	(a)	12	—	(a)
All other foreign jurisdictions	81		58	57
Total Taxes Paid	$267		$219	$211
(a)    Amounts for these jurisdictions in 2025 and 2023 fall below the 5% threshold and are not required to be disclosed under ASU 2023-09.

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse.
The following is a summary of the components of the net deferred tax assets and liabilities recognized in the Consolidated Balance Sheets:

	December 31,
(in millions)	2025	2024
Deferred tax assets:
Employee benefits	$58	$77
Accrued expenses	49	52
Loss and other tax credit carryforwards	333	236
R&D capitalization	68	57
Inventory	4	3
Lease Liabilities	95	73
Hedging instruments	77	2
Other	31	11
Total deferred tax assets	715	511
Valuation allowance	(290)	(189)
Net deferred tax asset	$425	$322
Deferred tax liabilities:
Intangibles	$482	$501
Investment in foreign subsidiaries	10	6
Property, plant and equipment	103	105
Lease right-of-use assets	91	70
Hedging Instruments	1	7
Other	2	5
Total deferred tax liabilities	$689	$694
Management assesses all available positive and negative evidence, including prudent and feasible tax planning strategies, and estimates if sufficient future taxable income will be generated to realize existing deferred tax assets. On the basis of this evaluation, as of December 31, 2025, a valuation allowance of $290 million has been established to reduce the deferred income tax asset related to certain U.S. and foreign net operating losses and U.S. and foreign capital loss carryforwards.
A reconciliation of the change in valuation allowance on deferred tax assets is as follows:

(in millions)	2025	2024	2023
Valuation allowance — January 1	$189	$179	$204
Change in assessment (a)	(4)	—	(47)
Current year operations	57	22	12
Other comprehensive income	3	1	1
Foreign currency and other (b)	45	(12)	5
Acquisitions	—	(1)	4
Valuation allowance — December 31	$290	$189	$179
(a)    Decrease in valuation allowance in 2025 and 2023 is primarily attributable to changes in realization on deferred tax assets in various foreign jurisdictions.
(b)    Increase in 2025 and decrease in 2024 in valuation allowance is primarily attributed to foreign exchange movement impacting foreign balances.

Deferred taxes are classified in the Consolidated Balance Sheets as follows:

	December 31,
(in millions)	2025	2024
Non-current assets	$141	$125
Non-current liabilities	(405)	(497)
Total net deferred tax liabilities	$(264)	$(372)
Tax attributes available to reduce future taxable income begin to expire as follows:

(in millions)	December 31, 2025	First Year of Expiration
U.S. net operating loss	$2	December 31, 2026
U.S. tax credits	7	December 31, 2032
State net operating loss	99	December 31, 2026
State excess interest expense	26	Indefinite
Foreign net operating loss	1,359	December 31, 2026
Foreign tax credits	5	December 31, 2030
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2025	2024	2023
Unrecognized tax benefits — January 1	$37	$35	$102
Gross Increases - Current year tax positions	6	3	2
Gross Increases - Prior year tax positions	6	1	4
Gross Decreases - Prior year tax positions	(1)	(1)	(75)
Acquisitions	—	4	2
Settlements	—	(2)	—
Lapse of Statute of Limitations	—	(3)	—
Currency Translation Adjustment	1	—	—
Unrecognized tax benefits — December 31	$49	$37	$35
The amount of unrecognized tax benefits at December 31, 2025, which, if ultimately recognized, will reduce our effective tax rate, is $49 million. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our unrecognized tax benefits. The timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax controversies in one or more jurisdictions. These assessments or settlements could result in changes to our unrecognized tax benefits related to positions on prior years’ tax filings. The actual amount of any change could vary significantly depending on the ultimate timing and nature of any settlements. We cannot currently provide an estimate of the range of possible outcomes.
We classify interest relating to unrecognized tax benefits as a component of other non-operating (expense) income, net and tax penalties as a component of income tax expense in our Consolidated Income Statements. The amount of accrued interest relating to unrecognized tax benefits as of December 31, 2025 and 2024 was $9 million and $7 million, respectively.

During 2019, Xylem’s Swedish subsidiary received a tax assessment from the Swedish Tax Agency (the "STA") for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. Xylem filed an appeal with the Administrative Court of Växjö, which rendered a decision adverse to Xylem in June 2022 for SEK837 million (approximately $91 million USD), consisting of the full tax assessment amount plus penalties and interest. Xylem has appealed this decision with the intermediate appellate court, the Administrative Court of Appeal, and on May 15, 2024, that court rendered a decision in favor of Xylem and also remanded an issue to the trial court for resolution. In December 2025, the trial court issued a ruling on the remanded issue in Xylem's favor. The STA has appealed this ruling to the Administrative Court of Appeal. Management, in consultation with external legal advisors, continues to believe it is more likely than not that Xylem will prevail on the proposed assessment and will continue to vigorously defend our position through this litigation. There can be no assurance that the final determination by the authorities will not be materially different than our position. As of December 31, 2025, we have not recorded any unrecognized tax benefits related to this uncertain tax position.
The following table summarizes our earliest open tax years by major jurisdiction:

Jurisdiction	Earliest Open Year
Italy	2020
Luxembourg	2021
Sweden	2013
Germany	2016
United Kingdom	2021
United States	2017
Switzerland	2019

Note 8. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted EPS:

	Year Ended December 31,
	2025	2024	2023
Net income attributable to Xylem (in millions)	$957	$890	$609
Shares (in thousands):
Weighted average common shares outstanding	243,345	242,557	216,982
Add: Participating securities (a)	21	26	30
Weighted average common shares outstanding — Basic	243,366	242,583	217,012
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	345	526	768
Dilutive effect of restricted stock units and performance share units	283	412	400
Weighted average common shares outstanding — Diluted	243,994	243,521	218,180
Basic earnings per share	$3.93	$3.67	$2.81
Diluted earnings per share	$3.92	$3.65	$2.79
(a)Restricted stock units containing rights to non-forfeitable dividends that participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing EPS.
(b)Incremental shares from stock options, restricted stock units and performance share units are computed by the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock units and performance share units, reduced by the repurchase of shares with the proceeds from the assumed exercises and unrecognized compensation expense for outstanding awards. Performance share units are included in the treasury stock calculation of diluted earnings per share based upon achievement of underlying performance and market conditions at the end of the reporting period, as applicable. See Note 17, "Share-Based Compensation Plans," for further detail on the performance share units.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Stock options	908	951	1,703
Restricted stock units	350	404	566
Performance share units	160	262	289

Note 9. Inventories
The components of total inventories are summarized as follows:

	December 31,
(in millions)	2025	2024
Finished goods	$342	$341
Work in process	100	100
Raw materials	541	555
Total inventories	$983	$996

Note 10. Property, Plant and Equipment
The components of total property, plant and equipment, net are as follows:

	December 31,
(in millions)	2025	2024
Land, buildings and improvements	$512	$477
Machinery and equipment	1,529	1,342
Equipment held for lease or rental	344	328
Furniture and fixtures	162	150
Construction work in progress	175	228
Other	75	61
Total property, plant and equipment, gross	2,797	2,586
Less accumulated depreciation	1,638	1,434
Total property, plant and equipment, net	$1,159	$1,152
Depreciation expense related to property, plant and equipment was $231 million, $230 million, and $177 million for 2025, 2024, and 2023, respectively.

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
We evaluated whether any events or conditions during the 12-month period ended December 31, 2025 to indicate that a reassessment or re-measurement of our existing leases was required. As a result, we recognized a ROU asset impairment of approximately $1 million for the 12-month period ended December 31, 2025 due to strategic decisions to close certain locations and to impair office locations that were no longer being used as intended or weren't able to be subleased.
Our current operating lease liabilities of $87 million and $82 million are included in "accrued and other current liabilities" as of December 31, 2025 and 2024, respectively. Our non-current operating lease liabilities of $321 million and $242 million are included in "Other non-current accrued liabilities" as of December 31, 2025 and 2024, respectively. Our net operating lease ROU asset balances of $391 million and $309 million are included in "other non-current assets" as of December 31, 2025 and 2024, respectively.
Our current finance lease liabilities of $34 million and $27 million are included in accrued and other current liabilities as of December 31, 2025 and 2024, respectively. Our non-current finance lease liabilities of $91 million and $76 million are included in "other non-current accrued liabilities" as of December 31, 2025 and 2024, respectively. Our net finance lease ROU asset balances of $118 million and $97 million are included in "other non-current assets" as of December 31, 2025 and 2024, respectively.

	Year Ended December 31,
(in millions)	2025	2024	2023
Lease cost
Finance lease cost:
Depreciation of ROU assets	$36	$28	$16
Interest on lease liabilities	6	4	2
Operating lease cost	111	106	96
Short-term lease cost	3	3	4
Variable lease cost	30	30	23
Total lease cost	$186	$171	$141
The supplemental cash flow information related to leases are as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$5	$4	$2
Operating cash flows from operating leases	$108	$103	$92
Financing cash flows from finance leases	$33	$24	$14
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$48	$38	$34
Operating leases	$147	$57	$74
Information relating to the lease term and discount rate are as follows:

	Year Ended December 31,
	2025	2024
Weighted-average remaining lease term (years)
Operating leases	7 Years	5 Years
Finance leases	4 Years	4 Years

Weighted-average discount rate
Operating leases	4.0%	3.5%
Finance leases	4.7%	4.5%
As of December 31, 2025, the maturities of finance lease liabilities were as follows:

(in millions)
2026	$39
2027	35
2028	27
2029	20
2030	11
Thereafter	5
Total lease payments	137
Less: Imputed interest	(12)
Total	$125

As of December 31, 2025, the maturities of operating lease liabilities were as follows:

(in millions)
2026	$101
2027	86
2028	69
2029	50
2030	36
Thereafter	133
Total lease payments	475
Less: Imputed interest	(67)
Total	$408
Lessor arrangements
Our gross assets available for rent were $360 million and $328 million as of December 31, 2025 and 2024, respectively. The accumulated depreciation related to our gross assets was $221 million and $193 million as of December 31, 2025 and 2024, respectively. Depreciation expense for these assets was $42 million, $38 million and $58 million for the 12 month period ended December 31, 2025, 2024 and 2023, respectively. Total revenue from lease arrangements was $315 million, $289 million and $401 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 12. Goodwill and Other Intangible Assets
As a result of the change in reportable segments disclosed in Note 1, "Summary of Significant Accounting Policies," goodwill was reallocated amongst segments. This reallocation and changes in the carrying value of goodwill by reportable segment during the years ended December 31, 2025 and 2024 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance as of December 31, 2023	$2,434	$895	$1,739	$2,519	$7,587
Reallocation	(287)	—	(64)	351	—
Balance as of January 1, 2024	2,147	895	1,675	2,870	7,587
Activity in 2024
Acquisitions (a)	15	—	521	1	537
Foreign currency and other	(64)	(11)	(33)	(36)	(144)
Balance as of December 31, 2024	$2,098	$884	$2,163	$2,835	$7,980
Activity in 2025
Acquisitions (a)	76	—	—	38	114
Reclassification to assets held for sale (b)	—	—	(20)	—	(20)
Foreign currency and other	90	21	127	20	258
Balance as of December 31, 2025	$2,264	$905	$2,270	$2,893	$8,332
(a)    See Note 3, "Acquisitions and Divestitures," for additional information.
(b) Relates to reclassification of goodwill allocated for the International Metering Business divestiture. See Note 3, "Acquisitions and Divestitures," for additional information.
As of December 31, 2025 and 2024, goodwill included accumulated impairment losses of $206 million, within the Water Solutions and Services segment.
The Company has applied the acquisition method of accounting in accordance with ASC 805 and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. We have allocated goodwill to segments of the Company that are expected to benefit from the synergies of the acquisitions.

During the fourth quarter of 2025, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were in excess of each of their carrying values. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
During the second quarter of 2025, the Company modified its reporting unit structure in connection with changes in how management monitors and evaluates the business. Prior to this change, the Water Infrastructure segment consisted of a single reporting unit, and the Water Solutions and Services segment consisted of three reporting units: Integrated Solutions and Services, Dewatering, and Assessment Services. Following the reorganization, the Water Infrastructure segment is comprised of two reporting units—Transport and Treatment—and the Water Solutions and Services segment is comprised of two reporting units—Water Solutions and Services excluding Dewatering and Dewatering.
As a result of the change in reporting units, the Company reassigned goodwill to the affected reporting units using a relative fair value allocation methodology. The change in reporting units constituted a triggering event under ASC 350, "Intangibles—Goodwill and Other," requiring the Company to perform an interim goodwill impairment test for the impacted reporting units prior to the reassignment. No impairment was identified as a result of this testing.
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	December 31, 2025			December 31, 2024
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$2,180	$(688)	$1,492	$2,151	$(576)	$1,575
Proprietary technology and patents	430	(185)	245	360	(138)	222
Trademarks	183	(126)	57	182	(107)	75
Software (a)	644	(431)	213	595	(367)	228
Other	153	(56)	97	194	(79)	115
Indefinite-lived intangibles	168	—	168	164	—	164
Other intangibles	$3,758	$(1,486)	$2,272	$3,646	$(1,267)	$2,379
(a)Includes capitalized software developed as a product or service offered directly to external customers. As of December 31, 2025 and 2024, we had net capitalized software used in sales and services to external customers of $175 million and $185 million, respectively.
We determined that no impairment of the indefinite-lived intangibles existed as of the measurement date of our impairment assessment in 2025. Future impairment tests could result in a charge to earnings. We will continue to evaluate the indefinite-lived intangible assets on an annual basis as of the beginning of our fourth quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
During 2025, we recognized $1 million in impairment charges for internally developed software within our Water Infrastructure segment, $2 million within our Measurement and Control Solutions segment and $3 million within our Water Solutions and Services segment. We also recognized a $2 million impairment charge for software within Corporate and other.
During 2024, we recognized $13 million in impairment charges primarily related to customer relationships and trademarks due to restructuring actions within our Water Solutions and Services segment. We also recognized a $1 million impairment charge for internally developed software within Corporate and other.
During 2023, we recognized $3 million in impairment charges, primarily related to software within our Measurement and Control Solutions segment.
The asset impairment charges above were calculated using an income approach, which is considered a Level 3 input for fair value measurement.

Customer and distributor relationships, proprietary technology and patents, trademarks, software and other are amortized over weighted average lives of approximately 16 years, 8 years, 11 years, 10 years and 8 years, respectively.
Total amortization expense for intangible assets was $308 million, $304 million, and $243 million for 2025, 2024 and 2023, respectively.
Estimated amortization expense for each of the five succeeding years is as follows:

(in millions)
2026	$293
2027	260
2028	241
2029	216
2030	195
Thereafter	899

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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures relate to the Euro, Swedish Krona, Canadian Dollar, Polish Zloty, British Pound and Australian Dollar. We had foreign exchange contracts with purchase notional amounts totaling $759 million and $657 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, sell Canadian Dollar and purchase Euro, sell Canadian Dollar and purchase U.S. Dollar, purchase Polish Zloty and sell Euro, and sell Australian Dollar and purchase Euro. The purchased notional amounts associated with these currency derivatives are $275 million, $226 million, $119 million, $44 million, $37 million, $33 million, and $25 million, respectively. As of December 31, 2024, our most significant foreign currency derivatives included contracts to sell U.S. Dollar and purchase Euro, purchase Swedish Krona and sell Euro, sell British Pound and purchase Euro, sell Canadian Dollar and purchase Euro, sell Canadian Dollar and purchase U.S. Dollar, purchase Polish Zloty and sell Euro, and sell Australian Dollar and purchase Euro. The purchased notional amounts associated with these currency derivatives are $258 million, $169 million, $90 million, $42 million, $40 million, $34 million, and $24 million, respectively.

Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross-Currency Swaps
We have foreign currency exposure to fluctuations in the Euro-U.S. Dollar exchange rate due to our net investment in foreign operations. We use cross-currency swaps to partially mitigate the impact of the Euro currency rate changes on the Company’s Euro-denominated net investments. The Company’s cross-currency swaps are designated as net investment hedges. The total notional amount of derivative instruments designated as net investment hedges was $3,171 million and $2,181 million as of December 31, 2025 and 2024, respectively.
The table below presents the effect of our derivative financial instruments on the Consolidated Income Statements and Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
(in millions)	2025	2024	2023
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of gain/(loss) recognized in OCI/L	$35	$(17)	$(2)
Amount of (gain)/loss reclassified from OCI/L into Revenue	(4)	1	3
Amount of (gain)/loss reclassified from OCI/L into Cost of revenue	(5)	1	4

Derivatives in Net Investment Hedges
Cross-Currency Swaps
Amount of (loss)/gain recognized in OCI/L	$(344)	$62	$(121)
Amount of income recognized in Interest expense	42	32	30
As of December 31, 2025, $9 million of net gain on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of December 31, 2025, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and     are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our derivative contracts currently included in our hedging program were as follows:

	December 31,
(in millions)	2025	2024
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Prepaid and other current assets	$7	$3
Net Investment Hedges
Other non-current assets	$—	$50
Liabilities
Cash Flow Hedges
Accrued and other current liabilities	$(2)	$(15)
Net Investment Hedges
Other non-current accrued liabilities	$(317)	$(30)

Note 14. Current Liabilities
The components of total accrued and other current liabilities are as follows:

	December 31,
(in millions)	2025	2024
Compensation and other employee-benefits	$371	$409
Customer-related liabilities	370	384
Accrued taxes	207	201
Lease liabilities	121	109
Accrued warranty costs	43	43
Accrued restructuring liabilities	34	25
Other accrued liabilities	91	100
Total accrued and other current liabilities	$1,237	$1,271
The Company facilitates the opportunity for suppliers to participate in voluntary supply chain financing programs with third-party financial institutions. Xylem agrees on commercial terms, including payment terms, with suppliers regardless of program participation. The Company does not determine the terms or conditions of the arrangement between suppliers and the third-party financial institutions. Participating suppliers are paid directly by the third-party financial institution. Xylem pays the third-party financial institution the stated amount of confirmed invoices from its designated suppliers at the original invoice amount on the original maturity dates of the invoices, ranging from 45-180 days. Xylem does not pay fees related to these programs. Xylem or the third-party financial institutions may terminate the agreements upon at least 30 days notice. The total outstanding balance presented within "Accounts payable" on our Condensed Consolidated Balance Sheets under these programs is $244 million and $250 million as of December 31, 2025 and 2024, respectively.
The table below provides changes in the confirmed obligations outstanding related to our supplier financing programs over the year December 31, 2025:

(in millions)	2025
Confirmed obligations outstanding – January 1	$250
Invoices confirmed	1,042
Confirmed invoices paid	(1,053)
Foreign currency and other	5
Confirmed obligations outstanding – December 31	$244

Note 15. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

	December 31,
(in millions)	2025	2024
3.250% Senior Notes due 2026 (a)	$500	$500
1.950% Senior Notes due 2028 (a)	500	500
2.250% Senior Notes due 2031 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Equipment Financing due 2025 to 2032	27	106
Other	27	25
Debt issuance costs and unamortized discount (b)	(12)	(15)
Total debt	$1,942	$2,016
Less: short-term borrowings and current maturities of long-term debt	534	38
Total long-term debt	$1,408	$1,978
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2026 was $497 million and $488 million as of December 31, 2025 and 2024, respectively. The fair value of our Senior Notes due 2028 was $480 million and $459 million as of December 31, 2025 and 2024, respectively. The fair value of our Senior Notes due 2031 was $454 million and $427 million as of December 31, 2025 and 2024 respectively. The fair value of our Senior Notes due 2046 was $340 million and $327 million as of December 31, 2025 and 2024, respectively.
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
Interest on the Green Bond is payable on January 30 and July 30 of each year. As of December 31, 2025, we are in compliance with all covenants for the Green Bond.
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

Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of December 31, 2025, we are in compliance with all covenants for the Senior Notes.
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
The 2023 Credit Facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio (or maximum leverage ratio), which will be based on the last four fiscal quarters. In accordance with the terms of the agreement to the 2023 Credit Facility, Xylem may not exceed a maximum leverage ratio of 4.00 to 1.00 for a period of four consecutive fiscal quarters beginning with the fiscal quarter during which a material acquisition is consummated and a maximum leverage ratio of 3.50 to 1.00 thereafter for a minimum of four fiscal quarters before another material acquisition is consummated. In addition, the 2023 Credit Facility contains a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2023 Credit Facility also contains customary events of default. Xylem has the ability to designate subsidiaries that can borrow under the 2023 Credit Facility, subject to certain requirements and conditions set forth in the 2023 Credit Facility. As of December 31, 2025, the 2023 Credit Facility was undrawn, and we are in compliance with all revolver covenants. The 2023 Credit Facility has availability of $1 billion, comprised of the $1 billion aggregate principal as of December 31, 2025.
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

Equipment Financings
The Company has secured financing agreements that require providing a security interest in specified equipment and, in some cases, the underlying contract and related receivables. As of December 31, 2025 and 2024, the gross and net amounts of those assets are included on the Consolidated Balance Sheets as follows:

	December 31, 2025		December 31, 2024
(in millions)	Gross	Net	Gross	Net
Property, plant, and equipment, net	$9	$2	$73	$61
Receivables, net	1	1	3	3
Prepaid and other current assets	—	—	5	5
Other non-current assets	—	—	101	100
	$10	$3	$182	$169
As of December 31, 2025, the future maturities of our debt were as follows:

(in millions)	Maturity
2026	$534
2027	11
2028	508
2029	1
2030	—
Thereafter	900
Total Future Maturities	$1,954
Debt issuance costs and unamortized discount (a)	(12)
Total	$1,942
(a)The debt issuance costs and unamortized discount is recognized as a reduction in the carrying value of the Senior Notes in the Consolidated Balance Sheets and is being amortized to interest expense in our Consolidated Income Statements over the expected remaining terms of the Senior Notes.
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $1 billion inclusive of the 2023 Credit Facility. As of December 31, 2025 and 2024, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.
Euro Commercial Paper Program
On June 3, 2019, Xylem entered into a Euro commercial paper program with Citigroup, as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $589 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of December 31, 2025 and 2024, none of the Company's Euro commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.

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

(in millions)	Defined Contribution
2025	$86
2024	84
2023	74
The Xylem Stock Fund, an investment option under the defined contribution plan in which Company employees participate, is considered an Employee Stock Ownership Plan. As a result, participants in the Xylem Stock Fund may receive dividends in cash or may reinvest such dividends into the Xylem Stock Fund. Company employees held approximately 184 thousand and 204 thousand shares of Xylem Inc. common stock in the Xylem Stock Fund at December 31, 2025 and 2024, respectively.
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
During 2025 and 2024, no plan amendments had a material impact to the Company's financial statements.
Amounts recognized in the Consolidated Balance Sheets for pension and other employee-related benefit plans (collectively, "Post-retirement Plans") reflect the funded status of the post-retirement benefit plans. The following table provides a summary of the funded status of our Post-retirement Plans, the presentation of such balances and a summary of amounts recorded within AOCL:

(in millions)	December 31, 2025			December 31, 2024
	Pension	Other	Total	Pension	Other	Total
Fair value of plan assets	$338	$—	$338	$301	$—	$301
Projected benefit obligation	(583)	(31)	(614)	(533)	(31)	(564)
Funded status	$(245)	$(31)	$(276)	$(232)	$(31)	$(263)
Amounts recognized in the Consolidated Balance Sheets
Other non-current assets	$71	$—	$71	$56	$—	$56
Accrued and other current liabilities	(14)	(3)	(17)	(12)	(3)	(15)
Accrued post-retirement benefit obligations	(289)	(28)	(317)	(276)	(28)	(304)
Liabilities held for sale	(13)	—	(13)	—	—	—
Net amount recognized	$(245)	$(31)	$(276)	$(232)	$(31)	$(263)
Accumulated other comprehensive loss:
Net actuarial losses	$(39)	$(8)	$(47)	$(60)	$(8)	$(68)
Prior service credit	(2)	—	(2)	(2)	1	(1)
Total	$(41)	$(8)	$(49)	$(62)	$(7)	$(69)
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

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit domestic and international pension plans were:

	Domestic Plans		International Plans
	December 31,		December 31,
(in millions)	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$92	$99	$441	$483
Service cost	2	2	10	9
Interest cost	5	5	17	16
Benefits paid	(8)	(8)	(18)	(21)
Actuarial loss (gain) (a)	4	(6)	(18)	(10)
Plan amendments, settlements and curtailments	—	—	(3)	—
Foreign currency translation and other	—	—	59	(36)
Benefit obligation at end of year	$95	$92	$488	$441
Change in plan assets:
Fair value of plan assets at beginning of year	$85	$86	$216	$210
Employer contributions	3	5	20	17
Actual return on plan assets	8	2	19	25
Benefits paid	(8)	(8)	(18)	(21)
Plan amendments, settlements and curtailments	—	—	(2)	—
Foreign currency translation and other	—	—	15	(15)
Fair value of plan assets at end of year	$88	$85	$250	$216
Unfunded status of the plans	$(7)	$(7)	$(238)	$(225)
(a)Actuarial gains for our qualified defined benefit pension plans in 2025 primarily reflect an increase in the discount rate in 2025 as compared to 2024, which decreased benefit obligations.
The following table provides a roll-forward of the projected benefit obligation for the other post-retirement employee benefit plans:

(in millions)	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$31	$31
Interest cost	2	2
Benefits paid	(3)	(3)
Actuarial loss	1	1
Benefit obligation at the end of year	$31	$31
The accumulated benefit obligation (“ABO”) for all the defined benefit pension plans was $554 million and $518 million at December 31, 2025 and 2024, respectively.
For defined benefit pension plans in which the ABO was in excess of the fair value of the plans’ assets, the projected benefit obligation, ABO and fair value of the plans’ assets were as follows:

	December 31,
(in millions)	2025	2024
Projected benefit obligation	$468	$437
Accumulated benefit obligation	452	425
Fair value of plan assets	161	149

The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Domestic defined benefit pension plans:
Service cost	$2	$2	$2
Interest cost	5	5	5
Expected return on plan assets	(6)	(6)	(6)
Amortization of net actuarial loss	1	1	—
Net periodic benefit cost	$2	$2	$1
International defined benefit pension plans:
Service cost	$10	$9	$7
Interest cost	17	16	16
Expected return on plan assets	(13)	(13)	(11)
Amortization of net actuarial (gain) loss	—	—	(2)
Pension settlements and curtailments expense	1	—	—
Net periodic benefit cost	$15	$12	$10
Total net periodic benefit cost	$17	$14	$11
The components of net periodic benefit cost other than the service cost component are included in the line item "Other non-operating (expense) income, net" in the Consolidated Income Statements.
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss), as they pertain to our defined benefit pension plans are as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Domestic defined benefit pension plans:
Net loss (gain)	$2	$(2)	$3
Amortization of net actuarial gain	(1)	(1)	—
Losses (gains) recognized in other comprehensive income (loss)	$1	$(3)	$3
International defined benefit pension plans:
Net (gain) loss	$(24)	$(22)	$31
Amortization of net actuarial loss	—	—	2
Foreign Exchange	2	(3)	2
(Gains) losses recognized in other comprehensive income (loss)	$(22)	$(25)	$35
Total (gains) losses recognized in other comprehensive income (loss)	$(21)	$(28)	$38
Total (gains) losses recognized in comprehensive income	$(4)	$(14)	$49
The components of net periodic benefit cost for other post-retirement employee benefit plans are as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Interest cost	$2	$2	$2
Amortization of prior service credit	(1)	(2)	(2)
Amortization of net actuarial loss	1	1	—
Net periodic benefit cost	$2	$1	$—

Other changes in benefit obligations recognized in other comprehensive income (loss), as they pertain to other post-retirement employee benefit plans are as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Net loss	$1	$1	$1
Amortization of prior service credit	1	2	2
Amortization of net actuarial loss	(1)	(1)	—
Losses recognized in other comprehensive income (loss)	$1	$2	$3
Total losses recognized in comprehensive income	$3	$3	$3
Assumptions
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our pension plans.

	2025		2024		2023
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Benefit Obligation Assumptions
Discount rate	5.42%	3.95%	5.65%	3.62%	5.00%	3.55%
Rate of future compensation increase	NM	2.87%	NM	2.85%	NM	2.87%
Net Periodic Benefit Cost Assumptions
Discount rate	5.65%	3.62%	5.00%	3.55%	5.25%	4.13%
Expected long-term return on plan assets	6.00%	5.58%	6.00%	5.78%	6.00%	5.85%
Rate of future compensation increase	NM	2.85%	NM	2.87%	NM	2.79%
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
Our expected return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, we analyze the plans’ actual historical annual return on assets, net of fees, over the past 15, 20 and 25 years; we estimate future returns based on independent estimates of asset class returns; and we evaluate historical broad market returns over long-term timeframes based on our asset allocation range. For the U.S. Master Trust which has existed since 2011, historical returns were estimated using a constructed portfolio that reflects the Company’s strategic asset allocation and the historical compound geometric returns of each asset class for the longest time period available. Based on this approach, the weighted average expected long-term rate of return for all of our plan assets to be used in determining net periodic benefit costs for 2026 is estimated at 5.55%.
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

The following table provides the actual asset allocations of plan assets as of December 31, 2025 and 2024, and the related asset target allocation ranges by asset category:

	2025	2024	Target Allocation Ranges
Equity securities	36.7%	45.2%	17-55%
Fixed income	44.7%	40.5%	63-77%
Cash, insurance contracts and other	18.6%	14.3%	0-15%
Fair Value of Plan Assets
In measuring plan assets at fair value, the fair value hierarchy is applied which categorizes and prioritizes the inputs used to estimate fair value into three levels. See Note 1, "Summary of Significant Accounting Policies," for further detail on fair value hierarchy.
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

The following table provides the fair value of plan assets held by our pension benefit plans by asset class:

	2025					2024
(in millions)	Level 1	Level 2	Level 3	NAV Practical Expedient	Total	Level 1	Level 2	Level 3	NAV Practical Expedient	Total
Equity securities
Global stock funds/securities	$40	$50	$—	$18	$108	$42	$65	$—	$15	$122
Diversified growth and income funds	—	—	—	16	16	—	—	—	14	14
Fixed income
Corporate bonds	1	76	—	13	90	1	69	—	11	81
Government bonds	—	21	—	31	52	—	15	—	18	33
Hedging instruments	—	9	—	—	9	—	8	—	—	8
Insurance contracts and other	—	—	51	2	53	—	—	31	5	36
Cash and cash equivalents	10	—	—	—	10	7	—	—	—	7
Total plan assets subject to leveling	$51	$156	$51	$80	$338	$50	$157	$31	$63	$301
The following table presents a reconciliation of the beginning and ending balances of fair value measurement within our pension plans using significant unobservable inputs (Level 3):

(in millions)	Insurance Contracts and Other
Balance, December 31, 2023	$26
Purchases, sales, settlements, net	3
Actual return on plan assets	4
Currency impact	(2)
Balance, December 31, 2024	31
Purchases, sales, settlements, net	12
Actual return on plan assets	3
Currency impact	5
Balance, December 31, 2025	$51
Contributions and Estimated Future Benefit Payments
Funding requirements under governmental regulations are a significant consideration in making contributions to our post-retirement plans. We made contributions of $26 million and $25 million to our post-retirement plans during 2025 and 2024, respectively. We currently anticipate making contributions to our post-retirement plans in the range of $19 million to $25 million during 2026, of which approximately $6 million is expected to be made in the first quarter.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

(in millions)	Pension	Other Benefits
2026	$32	$3
2027	33	3
2028	34	3
2029	34	3
2030	34	3
Years 2031 - 2035	180	11

Note 17. Share-Based Compensation Plans
Our share-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. In addition, members of our Board of Directors participate in our share-based compensation program in connection with their service on our board. Share-based awards issued to employees include non-qualified stock options, restricted stock units and performance share units. Under the 2011 Omnibus Incentive Plan, the number of shares initially available for awards was 18 million. On May 24, 2023, there were an additional 2.7 million shares registered for issuance. As of December 31, 2025, there were approximately 4.7 million shares of common stock available for future awards.
Total share-based compensation expense recognized for 2025, 2024 and 2023 was $53 million, $56 million, and $60 million, respectively. The unamortized compensation expense at December 31, 2025 related to our stock options, restricted share units and performance share units was $10 million, $36 million and $20 million, respectively, and is expected to be recognized over a weighted average period of 1.9, 1.7 and 1.8 years, respectively. See Note 5, "Restructuring and Asset Impairment Charges," for discussion of certain restructuring charges related to share-based compensation expense in 2023.
The amount of cash received from the exercise of stock options was $20 million, $67 million and $62 million for 2025, 2024 and 2023 with a tax benefit of $9 million, $19 million and $12 million, respectively, realized associated with stock option exercises and vesting of restricted stock units. We classify as an operating activity the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock unit vestings.
Stock Option Grants
Options are awarded with a contractual term of 10 years, generally vest over a three-year period and are exercisable within the contractual term, except in certain instances of termination due to death, retirement, disability and other limited circumstances in accordance with the terms of the grant agreements. The exercise price per share is the fair market value of the underlying common stock on the date each option is awarded. At December 31, 2025, there were options to purchase an aggregate of 1.1 million shares of common stock outstanding. The following is a summary of the changes in outstanding stock options for 2025:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2025	1,182	$84.76	6.3	$40
Granted	255	129.75
Exercised	(262)	77.24
Forfeited and expired	(33)	112.25
Outstanding at December 31, 2025	1,142	$95.75	6.4	$46
Options exercisable at December 31, 2025	730	$78.33	5.0	$42
Vested and non-vested expected to vest as of December 31, 2025	1,103	$94.56	6.2	$46
The amount of non-vested options outstanding was 0.4 million, 0.4 million and 0.6 million at a weighted average grant date share price of $126.56, $111.88 and $88.48 as of December 31, 2025, 2024 and 2023, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2025, 2024 and 2023 was $15 million, $74 million and $140 million, respectively.

The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions used for 2025, 2024, and 2023 (excluding the valuation of options granted in conjunction with the Evoqua acquisition):

	2025	2024	2023
Dividend yield	1.23%	1.13%	1.31%
Volatility	26.70%	26.70%	27.30%
Risk-free interest rate	4.10%	4.18%	4.25%
Expected term (in years)	5.5	5.7	5.4
Weighted-average fair value per option	$36.93	$38.04	$29.06
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
The following is a summary of the changes in outstanding restricted stock units for 2025:

	Share Units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2025	632	$111.33
Granted	252	130.14
Vested	(332)	106.03
Forfeited	(46)	120.01
Outstanding at December 31, 2025	506	$123.27
Performance Share Units
Performance share units awarded under the long-term incentive plan vest based upon performance by the Company over a three-year period against targets approved by the Leadership Development & Compensation Committee of the Company's Board of Directors prior to the grant date. The performance share units were each awarded at a target of 100% with actual payout for each type of grant contingent upon the achievement of performance targets as follows:
•ROIC performance share units — a pre-set, three-year adjusted ROIC performance target
•EBITDA performance share units — a third-year adjusted EBITDA performance target
•TSR performance share units — a relative TSR performance target
•Revenue performance share units — a pre-set third year revenue target
•EPS performance share units — a cumulative three-year EPS performance target
The calculated compensation cost for ROIC, EBITDA, Revenue and EPS performance share units is adjusted based on an estimate of awards ultimately expected to vest and our assessment of the probable outcome of the performance condition.
ROIC and Adjusted EBITDA Performance Share Unit Grants
The fair value of the ROIC and adjusted EBITDA performance share unit awards is determined using the closing price of our common stock on date of grant.

The following is a summary of the changes in outstanding ROIC and EBITDA performance share units for 2025:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2025	77	$105.02
Granted	—	—
Adjustment for Performance Condition Achieved (a)	19	86.77
Vested	(44)	86.77
Forfeited	(5)	113.87
Outstanding at December 31, 2025	47	$113.89
(a)Represents an increase in the number of original ROIC performance share units awarded based on the final performance condition achievement at the end of the performance period of such awards.
Revenue Performance Share Unit Grants
The fair value of the Revenue performance share unit awards is determined using the closing price of our common stock on date of grant.
The following is a summary of our Revenue performance share unit grants for 2025:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2025	77	$105.06
Granted	—	—
Adjustment for Performance Condition Achieved (a)	19	86.77
Vested	(44)	86.77
Forfeited	(5)	113.87
Outstanding at December 31, 2025	47	$113.89
(a)Represents an increase in the number of original revenue performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.
TSR Performance Share Unit Grants
The following is a summary of the changes in outstanding TSR performance share units for 2025:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2025	155	$125.42
Granted	54	180.70
Adjustment for Market Condition Achieved (a)	(14)	71.19
Vested	(37)	71.19
Forfeited	(12)	150.24
Outstanding at December 31, 2025	146	$157.41
(a)Represents an increase in the number of original TSR performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.
The fair value of TSR performance share units were calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The following are weighted-average key assumptions for 2025 grants.

	2025	2024	2023
Volatility	25.8%	27.2%	35.9%
Risk-free interest rate	4.01%	4.33%	4.66%
EPS Performance Share Unit Grants
The fair value of the earnings per share ("EPS") performance share unit awards is determined using the closing price of our common stock on date of grant.
The following is a summary of the changes in outstanding EPS performance share units for 2025:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2025	—	$—
Granted	54	129.81
Vested	—	—
Forfeited	(2)	129.67
Outstanding at December 31, 2025	52	$129.82

Note 18. Capital Stock
The Company has the authority to issue an aggregate of 750 million shares of common stock having a par value of $0.01 per share. The shareholders of Xylem common stock are entitled to receive dividends as declared by the Xylem Board of Directors. Dividends declared were $1.60, $1.44 and $1.32 during 2025, 2024 and 2023, respectively.
The changes in shares of common stock outstanding for the three years ended December 31 are as follows:

(share units in thousands)	2025	2024	2023
Beginning Balance, January 1	242,985	241,504	180,253
Shares issued for the Evoqua acquisition (a)	—	—	58,779
Stock incentive plan net activity	718	1,637	2,730
Repurchase of common stock	(119)	(156)	(258)
Ending Balance, December 31	243,584	242,985	241,504
(a)See Note 3 "Acquisitions and Divestitures" for further information.
For the years ended December 31, 2025 and December 31, 2024, the Company repurchased 0.1 million shares of common stock for $15 million and repurchased 0.2 million shares of common stock for $20 million, respectively. Repurchases include both share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The detail of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. For the years ended December 31, 2025 and December 31, 2024 there were no shares repurchased under the program. There are up to $182 million in shares that may still be purchased under this plan as of December 31, 2025.
Aside from the aforementioned repurchase programs, we repurchased approximately 0.1 million and approximately 0.2 million shares for $15 million and $20 million during 2025 and 2024, respectively, in relation to settlement of employee income tax withholding obligations due as a result of the vesting of restricted stock units. The shares repurchased are included in the stock incentive plan net activity in the above table.

Note 19. Accumulated Other Comprehensive Loss

The following table provides the components of accumulated other comprehensive loss for 2025, 2024 and 2023:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2023	$(180)	$(41)	$(5)	$(226)
Foreign currency translation adjustment	(45)			(45)
Income tax impact on foreign currency translation adjustment	29			29
Changes in post-retirement benefit plans		(35)		(35)
Foreign currency translation adjustment for post-retirement benefit plans		(2)		(2)
Income tax expense on changes in post-retirement benefit plans, including settlement		9		9
Amortization of prior service cost and net actuarial loss on post-retirement benefit plans into other non-operating income (expense), net		(4)		(4)
Income tax impact on amortization of post-retirement benefit plan items		1		1
Unrealized loss on derivative hedge agreements			(2)	(2)
Tax on unrealized loss on derivative hedge agreements			(1)	(1)
Reclassification of unrealized loss on foreign exchange agreements into revenue			3	3
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue			4	4
Balance at December 31, 2023	$(196)	$(72)	$(1)	$(269)
Foreign currency translation adjustment	(157)			(157)
Income tax impact on foreign currency translation adjustment	(15)			(15)
Changes in post-retirement benefit plans		23		23
Foreign currency translation adjustment for post-retirement benefit plans		3		3
Income tax impact on amortization of post-retirement benefit plan items		(7)		(7)
Unrealized loss on derivative hedge agreements			(17)	(17)
Tax on unrealized loss on derivative hedge agreements			2	2
Reclassification of unrealized loss on foreign exchange agreements into revenue			1	1
Reclassification of unrealized loss on foreign exchange agreements into cost of revenue			1	1
Balance at December 31, 2024	$(368)	$(53)	$(14)	$(435)

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Foreign currency translation adjustment	86			86
Amount of currency translation adjustment relating to divestiture of foreign subsidiaries reclassified into net income	8			8
Income tax impact on foreign currency translation adjustment	83			83
Changes in post-retirement benefit plans		21		21
Foreign currency translation adjustment for post-retirement benefit plans		(2)		(2)
Amortization of prior service cost and net actuarial gain on post-retirement benefit plans into other non-operating income (expense), net		1		1
Income tax impact on amortization of post-retirement benefit plan items		(6)		(6)
Unrealized gain on derivative hedge agreements			35	35
Tax on unrealized gain on derivative hedge agreements			(2)	(2)
Reclassification of unrealized gain on foreign exchange agreements into revenue			(4)	(4)
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue			(5)	(5)
Balance at December 31, 2025	$(191)	$(39)	$10	$(220)

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
See Note 7, "Income Taxes," for a description of a pending tax litigation matter.
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
We have estimated and accrued $4 million as of both December 31, 2025 and 2024 for these general legal matters.
Unconditional Purchase Obligations
We have future unconditional purchase commitments which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations is $802 million, of which $775 million is committed within the next twelve months, excluding contracts that can be canceled without penalty.
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance related requirements. As of December 31, 2025 and 2024, the amount of surety bonds, bank guarantees, insurance letters of credit and stand-by letters of credit was $822 million and $758 million, respectively.

Environmental
In the ordinary course of business, we are subject to federal, state, local, and foreign environmental laws and regulations. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of sites in various countries. Our accrued liabilities represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million as of both December 31, 2025 and 2024, respectively, for environmental matters.
Given the complexities and uncertainties involved in on-going and future investigation and remediation projects, the process to estimate environmental remediation liabilities requires judgment. We believe the total amount accrued is reasonable based on existing facts and circumstances.
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defects and specific non-performance. Warranty expense was $39 million, $36 million, and $29 million for 2025, 2024 and 2023, respectively. The table below provides changes in the combined current and non-current product warranty accruals over each period.

(in millions)	2025	2024	2023
Warranty accrual – January 1	$57	$63	$54
Net charges for product warranties in the period	39	36	29
Net Evoqua additions from acquisition	—	—	10
Settlement of warranty claims	(34)	(37)	(32)
Transfers related to assets held for sale	(8)	(2)	—
Foreign currency and other	(1)	(3)	2
Warranty accrual – December 31	$53	$57	$63

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
Corporate and other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters that are managed at a corporate level and are not included in the business segments in evaluating performance or allocating resources. The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1, "Summary of Significant Accounting Policies").

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
The following tables contain financial information provided to the CODM for each reportable segment:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for year ended December 31, 2025
Revenue	$2,636	$1,849	$2,086	$2,464	$9,035
Less:
Adjusted cost of revenue (a)	1,440	1,180	1,285	1,578
Adjusted operating expenses (a)	613	329	448	464
Other segment items (b)	121	28	109	120
Segment operating income	$462	$312	$244	$302	$1,320
Reconciliation of segment operating income
Corporate and other loss					(97)
Interest expense					(29)
Other non-operating income, net					18
Loss on sale of businesses					(31)
Income before income taxes					$1,181

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for year ended December 31, 2024
Revenue	$2,555	$1,793	$1,871	$2,343	$8,562
Less:
Adjusted cost of revenue (a)	1,460	1,162	1,128	1,521
Adjusted operating expenses (a)	640	345	416	454
Other segment items (b)	99	15	80	149
Segment operating income	$356	$271	$247	$219	$1,093
Reconciliation of segment operating income
Corporate and other loss					(84)
Interest expense					(44)
Gain on remeasurement of previously held equity interest					152
Other non-operating income, net					16
Loss on sale of businesses					(46)
Income before income taxes					$1,087

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for year ended December 31, 2023
Revenue	$2,215	$1,853	$1,612	$1,684	$7,364
Less:
Adjusted cost of revenue (a)	1,277	1,195	990	1,093
Adjusted operating expenses (a)	570	334	409	345
Other segment items (b)	93	14	80	114
Segment operating income	$275	$310	$133	$132	$850
Reconciliation of segment operating income
Corporate and other loss					(198)
Interest expense					(49)
Other non-operating income, net					33
Loss on sale of businesses					(1)
Income before income taxes					$635
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

	Year Ended December 31,
(in millions)	2025	2024	2023
Depreciation and amortization:
Water Infrastructure	$98	$122	$89
Applied Water	33	28	28
Measurement and Control Solutions	168	132	124
Water Solutions and Services	267	267	184
Corporate and other	9	13	11
Total	$575	$562	$436
Capital expenditures:
Water Infrastructure	$38	$36	$36
Applied Water	34	22	32
Measurement and Control Solutions	76	71	62
Water Solutions and Services	123	148	106
Centralized support facilities (a)	33	20	20
Corporate and other	27	24	15
Total	$331	$321	$271
(a)    Represents capital expenditures incurred by the centralized support facilities that are not allocated to the segments.

Geographical Information
Revenue is attributed to countries based upon the location of the customer. Property, Plant & Equipment is attributed to countries based upon the location of the assets:

	Revenue
	Year Ended December 31,
(in millions)	2025	2024	2023
United States	$5,209	$4,862	$3,956
Western Europe	1,839	1,745	1,655
Emerging Markets	1,221	1,274	1,182
Other	766	681	571
Total	$9,035	$8,562	$7,364

	Property, Plant & Equipment
	December 31,
(in millions)	2025	2024	2023
United States	$719	$732	$725
Western Europe	245	258	268
Emerging Markets	167	132	141
Other	28	30	35
Total	$1,159	$1,152	$1,169

Note 22. Redeemable Non-controlling Interests
The holders of the non-controlling interest in Idrica, a consolidated subsidiary of the Company, have a right to sell the remaining equity interest in Idrica to the Company for cash (the “Put Right”). The Put Right is exercisable after December 10, 2027 and has a fixed strike price of €168 million during the first two years after it is exercisable. Beginning in the third year of exercisability, the Put Right is exercisable at the fair market value of underlying equity interests. Redeemable non-controlling interest is reflected in the consolidated balance sheets at the greater of the carrying value or the redemption value. As of December 31, 2025, the Redeemable Non-Controlling Interest is reflected in the consolidated balance sheet at its carrying value.
The following table presents changes in redeemable noncontrolling interests for the year ended December 31, 2025. Change in redeemable noncontrolling interest between the acquisition date of Idrica and December 31, 2024 was not material.

(in millions)
Balance at December 31, 2024	$235
Net loss attributable to non-controlling interest	(7)
Cumulative translation adjustment	30
Balance at December 31, 2025	$258

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the Company, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2025 pursuant to Rule 13a-15(b) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the year ended December 31, 2025 were effective, in all material respects, and designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
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
The Company's management, including the CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (2013). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment, the Company's management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears following Item 9C of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
Trading Plans
During the quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Xylem Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Xylem Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 25, 2026

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”) under the captions “Proposal 1 - Election of Directors,” "Board Composition and Refreshment," "Board Committees - Audit Committee," "Audit Committee Report," and "Stock Ownership - Insider Trading and rule 10b5-1 Trading Plans Policy."
The information called for by Item 10 with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers” and is incorporated by reference in this section.
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
ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information in our 2026 Proxy Statement set forth under captions “Compensation Discussion and Analysis," "Director Compensation," "Board Committees - Leadership Development and Compensation Committee" and “Leadership Development and Compensation Committee Report.”
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the information in our 2026 Proxy Statement set forth under the captions “Stock Ownership - Certain Beneficial Owners," "Stock Ownership - Directors and Named Executive Officers" and "Equity Compensation Plan Information."
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the information in our 2026 Proxy Statement set forth under the captions "Corporate Governance - Director Independence" and “Corporate Governance Policies and Practices - Related Party Transactions.”
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the information in our 2026 Proxy Statement set forth under the captions “Proposal 2 - Fees of Audit and Other Services” and "Proposal 2 - Pre-Approval of Audit and Non-Audit Services."

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.
	(2)	Financial Statement Schedules — All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	(3)	Exhibits — See exhibits listed under Part (b) below.
EXHIBIT INDEX

Exhibit Number		Description	Location

3.1		Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2		Fifth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on November 15, 2022 (CIK No. 1524472, File No. 1-35229).

4.1		Description of securities registered under Section 12 of the Exchange Act.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 10-K Annual Report filed on February 24, 2023 (CIK No. 1524472, File No. 1-35229).

4.2		Indenture, dated as of September 20, 2011, between Xylem Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 of ITT Corporation’s Form 8-K filed on September 21, 2011 (CIK No. 216228, File No. 1-5672).

4.3		Senior Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.4		First Supplemental Indenture, dated March 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.2 of Xylem Inc.’s Form 8-K filed on March 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.5		Third Supplemental Indenture, dated October 11, 2016, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.6		Fourth Supplemental Indenture, dated June 26, 2020, by and between the Company and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on June 26, 2020 (CIK No. 1524472, File No. 1-35229).

4.7		Form of Xylem Inc. 3.250% Senior Notes due 2026.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

4.8		Form of 1.950% Senior Notes due 2028.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on June 26, 2020 (CIK 1524472, File No. 1-35229).

4.9		Form of 2.250% Senior Notes due 2031.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on June 26, 2020 (CIK 1524472, File No. 1-35229).
Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on June 26, 2020 (CIK 1524472, File No. 1-35229).
4.10		Form of Xylem Inc. 4.375% Senior Notes due 2046.	Incorporated by reference to Exhibit 4.1 of Xylem Inc.’s Form 8-K filed on October 11, 2016 (CIK No. 1524472, File No. 1-35229).

10.1	#	Xylem 2011 Omnibus Incentive Plan (Amended and Restated as of February 24, 2016).	Incorporated by reference to Exhibit 10.6 of Xylem Inc.'s Form 10-K Annual Report filed on February 26, 2016 (CIK No. 1524472, File No. 1-35229).

Exhibit Number		Description	Location
10.2	#	Xylem Retirement Savings Plan.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q Quarterly Report filed on July 30, 2013 (CIK No. 1524472, File No. 1-35229).

10.3	#	Xylem Supplemental Retirement Savings Plan.	Incorporated by reference to Exhibit 10.11 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

10.4	#	Xylem Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.12 of Xylem Inc.'s Form 10-K Annual Report filed on February 23, 2017 (CIK No. 1524472, File No. 1-35229).

10.5	#	Xylem Annual Incentive Plan for the Executive Leadership Team (Amended and Restated as of January 1, 2026)	Filled herewith.

10.6	#	Xylem Special Senior Executive Severance Plan (Amended and Restated as of January 1, 2026)	Filed herewith.

10.7	#	Xylem Senior Executive Severance Plan (Amended and Restated as of January 1, 2026)	Filed herewith.

10.8	#	Xylem Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit 10.13 of Xylem Inc.’s Form 10-Q Quarterly Report filed on November 21, 2011 (CIK No. 1524472, File No. 1-35229).

10.9	#	Form of Non-Employee Director Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q Quarterly Report filed on July 30, 2015 (CIK No. 1524472, File No. 1-35229).

10.10	#	Form of 2011 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (2023).	Incorporated by reference to Exhibit 10.3 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2023 (CIK No. 1524472, File No. 1-35229).

10.11	#	Form of 2011 Omnibus Incentive Plan Performance Share Unit Agreement (2023).	Incorporated by reference to Exhibit 10.4 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2023 (CIK No. 1524472, File No. 1-35229).

10.12	#	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement (2023).	Incorporated by reference to Exhibit 10.5 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2023 (CIK No. 1524472, File No. 1-35229).

10.13	#	Form of 2011 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement (2024).	Incorporated by reference to Exhibit 10.2 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 2, 2024 (CIK No. 1524472, File No. 1-35229).

10.14	#	Form of 2011 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement for Senior Leadership Team (2024).	Incorporated by reference to Exhibit 10.3 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 2, 2024 (CIK No. 1524472, File No. 1-35229).
Incorporated by reference to Exhibit 10.3 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 2, 2024 (CIK No. 1524472, File No. 1-35229).
10.15	#	Form of 2011 Omnibus Incentive Plan Performance Share Unit Grant Agreement (2024).	Incorporated by reference to Exhibit 10.4 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 2, 2024 (CIK No. 1524472, File No. 1-35229).

10.16	#	Form of 2011 Omnibus Incentive Plan Performance Share Unit Grant Agreement for Senior Leadership Team (2024).	Incorporated by reference to Exhibit 10.5 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 2, 2024 (CIK No. 1524472, File No. 1-35229).

10.17	#	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement (2024).	Incorporated by reference to Exhibit 10.6 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 2, 2024 (CIK No. 1524472, File No. 1-35229).

10.18	#	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Agreement for Senior Leadership Team (2024).	Incorporated by reference to Exhibit 10.7 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 2, 2024 (CIK No. 1524472, File No. 1-35229).

Exhibit Number		Description	Location
10.19	#	Form of 2011 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement (2025)	Incorporated by reference to Exhibit 10.3 of Xylem Inc.'s Form 10-Q Quarterly filled on April 29, 2025 (CIK No. 1524472, File No. 1-35229).

10.20	#	Form of 2011 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement for the Senior Leadership Team (2025).	Incorporated by reference to Exhibit 10.4 of Xylem Inc.'s Form 10-Q Quarterly Report filed on April 29, 2025 (CIK No. 1524472, File No. 1-35229).

10.21	#	Form of 2011 Omnibus Incentive Plan Performance Share Unit Grant Agreement (2025).	Incorporated by reference to Exhibit 10.5 of Xylem Inc.'s Form 10-Q Quarterly Report filed on April 29, 2025 (CIK No. 1524472, File No. 1-35229).

10.22	#	Form of 2011 Omnibus Incentive Plan Performance Share Unit Grant Agreement for Senior Leadership Team (2025).	Incorporated by reference to Exhibit 10.6 of Xylem Inc.'s Form 10-Q Quarterly Report filed on April 29, 2025 (CIK No. 1524472, File No. 1-35229).

10.23	#	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Grant Agreement (2025).	Incorporated by reference to Exhibit 10.7 of Xylem Inc.'s Form 10-Q Quarterly Report filed on April 29, 2025 (CIK No. 1524472, File No. 1-35229).

10.24	#	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Grant Agreement for Senior Leadership Team (2025)	Incorporated by reference to Exhibit 10.8 of Xylem Inc.'s Form 10-Q Quarterly Report filed on April 29, 2025 (CIK No. 1524472, File No. 1-35229).

10.25	#	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Grant Agreement (2025) (Reflects administrative updates only to the 2025 agreement, effective September 1, 2025)	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 10-Q Quarterly Report filed on October 28, 2025 (CIK No. 1524472, No. 1-35229).

10.26	#	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Grant Agreement for Senior Leadership Team (2025) (Reflects administrative updates only to the 2025 agreement, effective September 1, 2025)	Incorporated by reference to Exhibit 10.2 of Xylem Inc.'s Form 10-Q Quarterly Report filed on October 28, 2025 (CIK No. 1524472, No. 1 -35229).

10.27	#	Form of Director’s Indemnification Agreement restated, with administrative changes only, on November 12, 2020.	Incorporated by reference to Exhibit 10.20 of Xylem Inc.’s Form 10-K Annual Report filed on February 26, 2021 (CIK No. 1524472, File No. 1-35229).

10.28	#	Letter Agreement between Xylem Inc. and Claudia S. Toussaint.	Incorporated by reference to Exhibit 10.23 of Xylem Inc.’s Form 10-K Annual Report filed on February 26, 2021 (CIK No. 1524472, File No. 1-35229).

10.29	#	Individual Employment Contract between Xylem Europe GmbH and Hayati Yarkadas.	Incorporated by reference to Exhibit 10.2 of Xylem Inc.’s Form 10-Q Quarterly Report filed on May 4, 2021 (CIK No. 1524472, File No. 1-35229).

10.30	#	Letter agreement between Xylem Inc. and Matthew Pine dated September 1, 2023.	Incorporated by reference to Exhibit 10.33 of Xylem Inc.’s Form 10-K Annual Report filed on February 28, 2024 (CIK No. 1524472, File No. 1-35229).

10.31	#	Letter Agreement between Xylem Inc. and William K. Grogan.	Incorporated by reference to Exhibit 10.3 of Xylem Inc.’s Form 10-Q Quarterly Report filed on October 31, 2023 (CIK No. 1524472, File No. 1-35229).

10.32	#	Letter Agreement between Xylem Inc. and Meredith Emmerich.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 10-Q Quarterly Report filed on April 29, 2025 (CIK No. 1524472, File No. 1-35229)

10.33	#	Letter Agreement between Xylem Inc. and Rodney Aulick.	Incorporated by reference to Exhibit 10.2 of Xylem Inc.’s Form 10-Q Quarterly Report filed on April 29, 2025 (CIK No. 1524472, File No. 1-35229)

10.34	#	Five-Year Revolving Credit Facility Agreement, dated as of March 1, 2023 among Xylem Inc. and the Lenders party thereto.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.’s Form 8-K filed on March 2, 2023 (CIK No. 1524472, File No. 1-35229).

Exhibit Number	Description	Location
19.0	Insider Trading 10b5-1 Trading Plans Policy.	Incorporated by reference to Exhibit 19.0 of Xylem Inc.'s Form 10-K Annual Report filed on March 3, 2025 (CIK No. 1524472, File No. 1-35229)

21.0	Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference

97	Recoupment of Incentive-Based Compensation ("Clawback") Policy.	Incorporated by reference to Exhibit 97 of Xylem Inc.’s Form 10-K Annual Report filed on February 28, 2024 (CIK No. 1524472, File No. 1-35229).

101.0	The following materials from Xylem Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholder's Equity
	and (vi) Notes to Consolidated Financial Statements.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
104.0	The cover page from Xylem Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.0.
#Management contract or compensatory plan or arrangement

ITEM 16.     FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri-Michelle McShane
Geri-Michelle McShane
Senior Vice President, Chief Accounting Officer
February 25, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 25, 2026	/s/ Matthew F. Pine
Matthew F. Pine
President and Chief Executive Officer
(Principal Executive Officer)

February 25, 2026	/s/ William K. Grogan
William K. Grogan
Executive Vice President, Chief Financial Officer

February 25, 2026	/s/ Geri-Michelle McShane
Geri-Michelle McShane
Senior Vice President, Chief Accounting Officer

February 25, 2026	/s/ Robert F. Friel
Robert F. Friel, Board Chair

February 25, 2026	/s/ Earl R. Ellis
Earl R. Ellis, Director

February 25, 2026	/s/ Lisa Glatch
Lisa Glatch, Director

February 25, 2026	/s/ Victoria D. Harker
Victoria D. Harker, Director

February 25, 2026	/s/ Mark D. Morelli
Mark D. Morelli, Director

February 25, 2026	/s/ Jerome A. Peribere
Jerome A. Peribere, Director

February 25, 2026	/s/ Lila Tretikov
Lila Tretikov, Director

February 25, 2026	/s/ Uday Yadav
Uday Yadav, Director