Form 10-Q
period 2026-03-31
Xylem Inc.
filed 2026-04-28
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of April 24, 2026, there were 237,693,493 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

For the three months ended March 31,	2026	2025
Revenue from products	$1,757	$1,709
Revenue from services	368	360
Revenue	2,125	2,069
Cost of revenue from products	1,057	1,041
Cost of revenue from services	265	260
Cost of revenue	1,322	1,301
Gross profit	803	768
Selling, general and administrative expenses	472	460
Research and development expenses	56	56
Restructuring and asset impairment charges	31	21
Operating income	244	231
Interest expense	(4)	(8)
Other non-operating income, net	—	4
Gain/(Loss) on sale of businesses	4	(10)
Income before taxes	244	217
Income tax expense	(55)	(50)
Net income	$189	$167
Net loss attributable to non-controlling interests	4	2
Net income attributable to Xylem	$193	$169
Earnings per share:
Basic	$0.79	$0.69
Diluted	$0.79	$0.69
Weighted average number of shares:
Basic	242.8	243.1
Diluted	243.4	243.8

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

For the three months ended March 31,	2026	2025
Net income	$189	$167
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustment	9	56
Amount of currency translation adjustment relating to divestiture of foreign subsidiaries reclassified into net income	5	8
Net change in derivative hedge agreements:
Unrealized (loss) gain	(8)	15
Amount of (gain) loss reclassified into net income	(5)	2
Net change in post-retirement benefit plans:
Amortization of net actuarial loss into net income	(1)	—
Foreign currency translation adjustment	—	(1)
Other comprehensive income, before tax	—	80
Income tax expense (benefit) related to items of other comprehensive income	16	(18)
Other comprehensive (loss) income, net of tax	(16)	98
Comprehensive income	$173	$265
Comprehensive loss attributable to non-controlling interest	11	2
Comprehensive income attributable to Xylem	$184	$267

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$808	$1,479
Receivables, less allowances for discounts, returns and credit losses of $53 and $68 in 2026 and 2025, respectively	1,796	1,759
Inventories	991	983
Prepaid and other current assets	243	244
Assets held for sale	192	176
Total current assets	4,030	4,641
Property, plant and equipment, net	1,151	1,159
Goodwill	8,292	8,332
Other intangible assets, net	2,213	2,272
Other non-current assets	1,268	1,230
Total assets	$16,954	$17,634
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$969	$1,013
Accrued and other current liabilities	1,182	1,237
Short-term borrowings and current maturities of long-term debt	531	534
Liabilities held for sale	73	72
Total current liabilities	2,755	2,856
Long-term debt	1,407	1,408
Accrued post-retirement benefit obligations	308	317
Deferred income tax liabilities	437	405
Other non-current accrued liabilities	818	899
Total liabilities	5,725	5,885
Commitments and contingencies (Note 18)
Redeemable non-controlling interest	249	258
Stockholders’ equity:
Common stock – par value $0.01 per share:
Authorized 750.0 shares, issued 260.3 shares and 259.9 shares in 2026 and 2025, respectively	3	3
Capital in excess of par value	8,772	8,759
Retained earnings	3,794	3,706
Treasury stock – at cost 21.2 shares and 16.3 shares in 2026 and 2025, respectively	(1,368)	(768)
Accumulated other comprehensive loss	(229)	(220)
Total stockholders’ equity	10,972	11,480
Non-controlling interests	8	11
Total equity	10,980	11,491
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$16,954	$17,634

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

For the three months ended March 31,	2026	2025
Operating Activities
Net income	$189	$169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65	68
Amortization	75	77
Share-based compensation	13	12
Restructuring and asset impairment charges	31	21
(Gain) Loss from sale of businesses	(4)	10
Other, net	(8)	11
Payments for restructuring	(37)	(21)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(58)	(48)
Changes in inventories	(18)	(9)
Changes in accounts payable	(61)	(64)
Changes in long term receivables	(31)	(32)
Other, net	(48)	(161)
Net Cash – Operating activities	108	33
Investing Activities
Capital expenditures	(90)	(71)
Acquisitions of businesses, net of cash acquired	—	(7)
Proceeds from sale of businesses, net of cash disposed	—	48
Proceeds from the sale of property, plant and equipment	1	5
Cash paid for investments	—	(1)
Cash paid for asset acquisition	(1)	—
Cash received from cross-currency swaps	14	12
Other, net	—	(1)
Net Cash – Investing activities	(76)	(15)
Financing Activities
Short-term debt issued, net	—	1
Long-term debt repaid	(4)	(4)
Repurchase of common stock	(563)	(13)
Proceeds from exercise of employee stock options	—	6
Dividends paid	(106)	(98)
Other, net	(10)	(8)
Net Cash – Financing activities	(683)	(116)
Effect of exchange rate changes on cash	(15)	25
Increase in cash classified within assets held for sale	(5)	—
Decrease in cash classified within assets held for sale	—	11
Changes in cash classified within assets held for sale	(5)	11
Net change in cash and cash equivalents	(671)	(62)
Cash and cash equivalents at beginning of year	1,479	1,121
Cash and cash equivalents at end of period	$808	$1,059
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11	$12
Income taxes (net of refunds received)	$28	$37
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
The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) considered necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report") in preparing these unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our 2025 Annual Report.
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
Recently Adopted Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): "Measurement of Credit Losses for Accounts Receivable and Contract Assets". This update provides a practical expedient that allows entities to assume current conditions as of the balance sheet date remain unchanged over the remaining life of certain current trade receivables and current contract assets when developing reasonable and supportable forecasts in estimating expected credit losses. The Company adopted ASU 2025-05 effective January 1, 2026, and elected the practical expedient for applicable trade receivables and contract assets on a prospective basis. Adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

Note 3. Acquisitions and Divestitures
2026 Business Combination
On March 25, 2026, the Company entered into a definitive agreement to acquire 100% ownership in a company specializing in optical sensing and measurement systems for water quality monitoring. The purchase price is approximately €190 million ($219 million), subject to customary adjustments for working capital and other matters.  The acquisition will be included in the Measurement and Control Solutions segment and is expected to close in 2026.
2025 Asset Acquisition
Vacom Systems, LLC
At the beginning of the second quarter, we acquired Vacom Systems, LLC ("Vacom"), a wastewater treatment company that specializes in non-fouling, non-scaling evaporator and crystallizer systems, headquartered in Utah, U.S. The transaction had a total cash consideration of $42 million, of which $37 million was paid at closing. The remaining cash consideration will be paid over the next 12 to 18 months, subject to working capital and other customary adjustments. Additionally, the transaction consideration contained an earn out of 5% royalty on future revenue generated in connection with Vacom's proprietary technologies during the first five years following the acquisition. The earn out has a maximum pay out of $25 million.
The Vacom transaction was accounted for as an asset acquisition because substantially all of the fair value of gross assets acquired were concentrated in its developed technology. On the acquisition date, the developed technology recognized in the condensed consolidated balance sheet was $49 million. The developed technology has a useful life of 15 years and it is being amortized over its useful life on a straight-line basis within the Water Solutions and Services segment.

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
During the quarter, the Company recorded measurement period adjustments due to updated valuation inputs and additional information on the facts and circumstances existing at the acquisition date, resulting in intangible assets totaling $27 million, consisting of customer relationships valued using the multi-period excess earnings method ("MEEM"), and goodwill totaling $31 million. The amount of goodwill recognized in the acquisition is not deductible for U.S. income tax purposes and is primarily attributable to costs and revenue synergies expected from combining the operations of Pac Machine with Xylem. Total fair value of consideration transferred of $66 million ($62 million, net of cash acquired), of which $54 million ($50 million, net of cash acquired) was paid at closing. The consideration transferred includes $3 million related to the non-cash settlement of a preexisting receivable owed by the acquiree to the Company. The remaining consideration of $9 million will be paid over the next four years, subject to working capital and other customary adjustments. Our condensed consolidated financial statements include Pac Machine's results of operations within the Water Solutions and Services segment.
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
The total fair value of consideration transferred was $106 million, which was paid in cash on closing date, subject to final closing working capital and other ordinary adjustments. The fair value of assets and liabilities acquired resulting from the preliminary purchase price allocation consisted primarily of $76 million in goodwill and $34 million for customer relationships and other identifiable intangible assets. The preliminary estimates of fair value of EnviroMix's identifiable intangible assets were valued using the MEEM, the relief from royalty ("RFR") method, or the with and without method, all of which are forms of the income approach. The amount of goodwill recognized in the acquisition is not deductible for U.S. income tax purposes and is primarily attributable to management know-how and costs and revenue synergies expected from combining the operations of EnviroMix with Xylem.
The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information becomes available but no later than one year from the acquisition date.
Simply Clean Air and Water, Inc.
On January 31, 2025, we acquired Simply Clean Air and Water, Inc. ("Simply Clean"), a water service company that specializes in high-purity water systems for life sciences and pharmaceutical markets, for the net cash acquisition price of $7 million. The company is headquartered in Connecticut, U.S. with 20 employees. Our condensed consolidated financial statements include Simply Clean's results of operations within the Water Solutions and Services segment.
2025 Divestiture
On February 7, 2025, we completed the divestiture of our previously held for sale Evoqua Magneto business, which was part of the Water Infrastructure segment, for a cash selling price of $61 million ($48 million, net of cash transferred). As a result of the sale, we recorded a loss of $10 million in the first quarter of the prior year, partially offset by a $2 million favorable final working capital adjustment recorded in the third quarter of the prior year, resulting in a total loss of $8 million. The loss is presented on the condensed consolidated income statement within "Gain/(Loss) on sale of businesses".
2025 Assets Held For Sale
On September 27, 2025, the Company signed an agreement to sell the international metering business, part of the Measurement and Control Solutions segment, within one year. The international metering business offers a portfolio of water and heat meters for residential, commercial, and industrial applications. As a result, assets and liabilities of the business were reclassified as held for sale.
During the year ended December 31, 2025, the Company recognized a $39 million loss for the three months ended September 30, 2025, and a $16 million gain for the three months ended December 31, 2025, resulting in a net loss of $23 million for the year. During the three months ended March 31, 2026, the Company recognized a $4 million gain, primarily due to updated carrying values and estimates of costs to sell, which is presented within "Gain/(Loss) on sale of businesses" in our condensed consolidated income statements.

Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Revenue from contracts with customers	$2,059	$2,002
Lease Revenue	66	67
Total	$2,125	$2,069

The following table reflects revenue from contracts with customers by application.

	Three Months Ended
	March 31,
(in millions)	2026	2025
Water Infrastructure
Transport	$368	$345
Treatment	235	236

Applied Water
Building Solutions	262	247
Industrial Water	186	188

Measurement and Control Solutions
Smart Metering and Other	417	404
Analytics	91	86

Water Solutions and Services
Capital and Other	250	254
Services	250	242

Total	$2,059	$2,002

The following table reflects revenue from contracts with customers by geographical region.

	Three Months Ended
	March 31,
(in millions)	2026	2025
Water Infrastructure
United States	$238	$210
Western Europe	215	211
Emerging Markets (a)	100	115
Other	50	45

Applied Water
United States	257	239
Western Europe	98	98
Emerging Markets (a)	62	65
Other	31	33

Measurement and Control Solutions
United States	343	322
Western Europe	91	77
Emerging Markets (a)	39	45
Other	35	46

Water Solutions and Services
United States	365	376
Western Europe	25	24
Emerging Markets (a)	55	49
Other	55	47

Total	$2,059	$2,002
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

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2026	$510	$286
Additions, net	153	110
Revenue recognized from opening balance	—	(107)
Billings transferred to accounts receivable	(107)	—
Foreign currency and other	(17)	(5)
Balance at March 31, 2026	$539	$284

Balance at January 1, 2025	$303	$322
Additions, net	133	116
Revenue recognized from opening balance	—	(126)
Billings transferred to accounts receivable	(107)	—
Foreign currency and other	—	1
Balance at March 31, 2025	$329	$313
(a)Excludes receivable balances, which are disclosed on the Condensed Consolidated Balance Sheets
Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of March 31, 2026, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $1,957 million. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 5. Restructuring and Asset Impairment Charges
From time to time, the Company will incur costs related to restructuring actions in order to streamline our organization, optimize our cost base, and strengthen our competitive position and ability to better serve our customers. During the three months ended March 31, 2026 and 2025, we incurred restructuring charges of $31 million and $17 million, respectively.

The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended
	March 31,
(in millions)	2026	2025
By component:
Severance and other charges	$31	$18
Asset impairment	1	—
Reversal of restructuring accruals	(1)	(1)
Total restructuring costs	$31	$17
Asset impairment charges	—	4
Total restructuring and asset impairment charges	$31	$21

By segment:
Water Infrastructure	$26	$13
Applied Water	1	3
Measurement and Control Solutions	3	1
Water Solutions and Services	1	4
Corporate and other	—	—

Restructuring
The following table displays a roll-forward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within "Accrued and other current liabilities" and "Other non-current accrued liabilities", for the three months ended March 31, 2026 and 2025:

(in millions)	2026	2025
Restructuring accruals - January 1	$34	$25
Restructuring costs	31	17
Cash payments	(37)	(21)
Asset impairment	(1)	—
Foreign currency and other	—	1
Restructuring accruals - March 31	$27	$22

By segment:
Water Infrastructure	$7	$4
Applied Water	1	4
Measurement and Control Solutions	3	3
Water Solutions and Services	2	3
Centralized support facilities (a)	14	7
Corporate and other	—	1
(a)Centralized support facilities consist primarily of support functions, including selling and marketing organizations, that incurred restructuring expense that was allocated to the segments. However, the liabilities associated with restructuring expense were not allocated to the segments.
There are no actions commenced in the three months ended March 31, 2026. The following table presents the total costs expected to be incurred, the amount incurred in the period, and the cumulative costs incurred to date for our 2025 restructuring actions:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Corporate	Total
Actions Commenced in 2025:
Total expected costs	$86	$29	$19	$11	$—	$145
Costs incurred in 2025	55	23	9	6	—	93
Costs incurred during Q1 2026	26	1	3	1	—	31
Total expected costs remaining	$5	$5	$7	$4	$—	$21
The actions commenced in 2025 consist primarily of severance charges. The actions are expected to continue through the end of 2026.
During the first quarter of 2026, we recognized $1 million in fixed asset impairment charges due to restructuring actions within our Measurement and Control Solutions segment.
Asset Impairment
During the first quarter of 2026, we did not recognize additional asset impairment charges.
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
The income tax provision for the three months ended March 31, 2026 was $55 million resulting in an effective tax rate of 22.3%, compared to a $50 million expense resulting in an effective tax rate of 23.1% for the same period in 2025. The effective tax rate for the three-month period ended March 31, 2026 was higher than the U.S. federal statutory rate primarily due to earnings mix.
Unrecognized Tax Benefits
During 2019, Xylem’s Swedish subsidiary received a tax assessment from the Swedish Tax Agency (the "STA") for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. Xylem filed an appeal with the Administrative Court of Växjö, which rendered a decision adverse to Xylem in June 2022 for SEK837 million (approximately $88 million USD), consisting of the full tax assessment amount plus penalties and interest. Xylem has appealed this decision with the intermediate appellate court, the Administrative Court of Appeal, and on May 15, 2024, that court rendered a decision in favor of Xylem and also remanded an issue to the trial court for resolution. In December 2025, the trial court issued a ruling on the remanded issue in Xylem's favor. The STA has appealed this ruling to the Administrative Court of Appeal. Management, in consultation with external legal advisors, continues to believe it is more likely than not that Xylem will prevail on the proposed assessment and will continue to vigorously defend our position through this litigation. There can be no assurance that the final determination by the authorities will not be materially different than our position. As of March 31, 2026, we have not recorded any unrecognized tax benefits related to this uncertain tax position.

Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended
	March 31,
	2026	2025
Net income attributable to Xylem (in millions)	$193	$169
Shares (in thousands):
Weighted average common shares outstanding	242,760	243,084
Add: Participating securities (a)	12	21
Weighted average common shares outstanding — Basic	242,772	243,105
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	300	352
Dilutive effect of restricted stock units and performance share units	288	323
Weighted average common shares outstanding — Diluted	243,360	243,780
Basic earnings per share	$0.79	$0.69
Diluted earnings per share	$0.79	$0.69
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

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Stock options	921	866
Restricted stock units	306	339
Performance share units	56	233

Note 8. Inventories
The components of total inventories are summarized as follows:

(in millions)	March 31, 2026	December 31, 2025
Finished goods	$342	$342
Work in process	109	100
Raw materials	540	541
Total inventories	$991	$983

Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2026 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance as of January 1, 2026	$2,264	$905	$2,270	$2,893	$8,332
Activity in 2026
Acquisitions	—	—	—	(3)	(3)
Reclassification to assets held for sale	—	(2)	(1)	—	(3)
Foreign currency and other	(9)	(4)	(20)	(1)	(34)
Balance as of March 31, 2026	$2,255	$899	$2,249	$2,889	$8,292

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	March 31, 2026			December 31, 2025
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$2,182	$(717)	$1,465	$2,180	$(688)	$1,492
Proprietary technology and patents	427	(197)	230	430	(185)	245
Trademarks	182	(129)	53	183	(126)	57
Software (a)	640	(433)	207	644	(431)	213
Other	151	(60)	91	153	(56)	97
Indefinite-lived intangibles	167	—	167	168	—	168
Other Intangibles	$3,749	$(1,536)	$2,213	$3,758	$(1,486)	$2,272
(a)Includes capitalized software developed as a product or service offered directly to external customers. As of March 31, 2026 and December 31, 2025, we had net capitalized software used in sales and services to external customers of $171 million and $175 million, respectively.
Amortization expense related to finite-lived intangible assets was $75 million and $77 million for the three-month periods ended March 31, 2026 and 2025, respectively.
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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures for which we enter into cash flow hedges relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty, and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $563 million and $759 million as of March 31, 2026 and December 31, 2025, respectively. The most significant foreign currency derivatives are as follows:

(in millions)		Notional Value
Sell Currency	Buy Currency	March 31, 2026	December 31, 2025
USD	EUR	$213	$275
SEK	EUR	164	226
GBP	EUR	83	119
CAD	EUR	34	44
CAD	USD	27	37
PLN	EUR	22	33
AUD	EUR	20	25
		$563	$759
Hedges of Net Investments in Foreign Operations
We are exposed to changes in foreign currencies impacting our net investments held in foreign subsidiaries.
Cross-Currency Swaps
We have foreign currency exposure in the Euro-U.S. Dollar and Chinese Yuan (CNY) -U.S. Dollar exchange rates, due to our net investment in foreign operations. We use cross-currency swaps to partially mitigate the impact of the foreign currency rate changes on the Company’s net investments denominated in such foreign currencies. The Company’s cross-currency swaps are designated as net investment hedges.
As of March 31, 2026, the total notional amount of derivative instruments designated as net investment hedges was $4,359 million and $3,171 million as of March 31, 2026 and December 31, 2025, respectively.

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income. Items in the table below reflect changes in "Other comprehensive income (loss)" ("OCI/L") within the Statements of Comprehensive Income:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss)/gain recognized in OCI/L	$(8)	$15
Amount of (gain)/loss reclassified from OCI/L into Revenue	(3)	3
Amount of gain reclassified from OCI/L into Cost of revenue	(2)	(1)

Derivatives Net Investment Hedges
Cross-Currency Swaps
Amount of gain/(loss) recognized in OCI/L	$70	$(84)
Amount of income recognized in Interest expense	13	11
As of March 31, 2026, $3 million of net gains on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of March 31, 2026, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our derivative contracts currently included in our hedging program were as follows:

(in millions)	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Prepaid and other current assets	$3	$7
Net Investment Hedges
Other non-current assets	$2	$—
Liabilities
Cash Flow Hedges
Accrued and other current liabilities	$(7)	$(2)
Net Investment Hedges
Other non-current accrued liabilities	$(246)	$(317)

Note 11. Current Liabilities
The components of total Accrued and other current liabilities are as follows:

(in millions)	March 31, 2026	December 31, 2025
Compensation and other employee-benefits	$278	$371
Customer-related liabilities	372	370
Accrued taxes	231	207
Lease liabilities	123	121
Accrued warranty costs	43	43
Accrued restructuring liabilities	26	34
Other accrued liabilities	109	91
Total accrued and other current liabilities	$1,182	$1,237
The Company facilitates the opportunity for suppliers to participate in voluntary supply chain financing programs with third-party financial institutions. Xylem agrees on commercial terms, including payment terms, with suppliers regardless of program participation. The Company does not determine the terms or conditions of the arrangement between suppliers and the third-party financial institutions. Participating suppliers are paid directly by the third-party financial institution. Xylem pays the third-party financial institution the stated amount of confirmed invoices from its designated suppliers at the original invoice amount on the original maturity dates of the invoices, ranging from 45 to 180 days. Xylem does not pay fees related to these programs. Xylem or the third-party financial institutions may terminate the agreements upon at least 30 days notice. The total outstanding balance presented within "Accounts payable" on our Condensed Consolidated Balance Sheets under these programs is $234 million and $244 million as of March 31, 2026 and December 31, 2025, respectively.
The table below provides changes in the confirmed obligations outstanding related to our supplier financing programs over the three months ended March 31, 2026:

(in millions)	2026
Confirmed obligations outstanding – January 1	$244
Invoices confirmed	231
Confirmed invoices paid	(240)
Foreign currency and other	(1)
Confirmed obligations outstanding – March 31	$234

Note 12. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	March 31, 2026	December 31, 2025
3.250% Senior Notes due 2026 (a)	$500	$500
1.950% Senior Notes due 2028 (a)	500	500
2.250% Senior Notes due 2031 (a)	500	500
4.375% Senior Notes due 2046 (a)	400	400
Equipment Financing due 2025 to 2032	25	27
Other	25	27
Debt issuance costs and unamortized discount (b)	(12)	(12)
Total debt	1,938	1,942
Less: short-term borrowings and current maturities of long-term debt	531	534
Total long-term debt	$1,407	$1,408
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2026 was $497 million and $497 million as of March 31, 2026 and December 31, 2025, respectively. The fair value of our Senior Notes due 2028 was $479 million and $480 million as of March 31, 2026 and December 31, 2025, respectively. The fair value of our Senior Notes due 2031 was $448 million and $454 million as of March 31, 2026 and December 31, 2025, respectively. The fair value of our Senior Notes due 2046 was $329 million and $340 million as of March 31, 2026 and December 31, 2025, respectively.
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
Interest on the Green Bond is payable on January 30 and July 30 of each year. As of March 31, 2026, we are in compliance with all covenants for the Green Bond.
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
Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of March 31, 2026, we are in compliance with all covenants for the Senior Notes.
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
The 2023 Credit Facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio (or maximum leverage ratio), which will be based on the last four fiscal quarters. In accordance with the terms of the agreement to the 2023 Credit Facility, Xylem may not exceed a maximum leverage ratio of 4.00 to 1.00 for a period of four consecutive fiscal quarters beginning with the fiscal quarter during which a material acquisition is consummated and a maximum leverage ratio of 3.50 to 1.00 thereafter for a minimum of four fiscal quarters before another material acquisition is consummated. In addition, the 2023 Credit Facility contains a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2023 Credit Facility also contains customary events of default. Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2023 Credit Facility, subject to certain requirements and conditions set forth in the 2023 Credit Facility. As of March 31, 2026, the 2023 Credit Facility was undrawn, and we are in compliance with all revolver covenants. The 2023 Credit Facility has availability of $1 billion, comprised of the $1 billion aggregate principal as of March 31, 2026.

As of March 31, 2026 the future maturities of our debt were as follows:

(in millions)	Maturity
From April 1, 2026 through December 31, 2026	$530
2027	11
2028	508
2029	1
2030	—
Thereafter	900
Total Future Maturities	1,950
Debt issuance costs and unamortized discount (a)	(12)
Total	$1,938
(a) The debt issuance costs and unamortized discount is recognized as a reduction in the carrying value of the Senior Notes in the Consolidated Balance Sheets and is being amortized to interest expense in our Consolidated Income Statements over the expected remaining terms of the Senior Notes.
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $1 billion inclusive of the 2023 Credit Facility. As of March 31, 2026 and December 31, 2025, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding, respectively.
Euro Commercial Paper Program
On June 3, 2019, Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $578 million USD) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of March 31, 2026 and December 31, 2025, none of the Company's Euro commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.

Note 13. Post-retirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Domestic defined benefit pension plans:
Service cost	$—	$1
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Amortization of net actuarial loss	1	—
Net periodic benefit cost	$1	$1
International defined benefit pension plans:
Service cost	$2	$2
Interest cost	5	4
Expected return on plan assets	(3)	(3)
Amortization of actuarial (gain)	$(2)	$—
Net periodic benefit cost	$2	$3
Total net periodic benefit cost	$3	$4
The components of net periodic benefit cost, other than the service cost component, are included in the line item "Other non-operating income, net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other post-retirement employee benefit plans was less than $1 million, including net credits recognized into "Other comprehensive income (loss)" of less than $1 million, for each of the three months ended March 31, 2026 and 2025, respectively.
We contributed $6 million and $5 million to our defined benefit plans for the three months ended March 31, 2026 and 2025, respectively. Additional contributions ranging between approximately $17 million and $21 million are expected to be made during the remainder of 2026.

Note 14. Equity
The following table shows the changes in stockholders' equity for the three months ended March 31, 2026:

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2026	$3	$8,759	$3,706	$(220)	$(768)	$11	$11,491
Net income attributable to Xylem	—	—	193	—	—	—	193
Other comprehensive loss, net	—	—	—	(9)	—	(2)	(11)
Dividends declared ($0.43 per share)	—	—	(105)	—	—	—	(105)
Stock incentive plan activity	—	13	—	—	(14)	—	(1)
Distributions to minority shareholder	—	—	—	—	—	(1)	(1)
Repurchase of common stock	—	—	—	—	(586)	—	(586)
Balance at March 31, 2026	$3	$8,772	$3,794	$(229)	$(1,368)	$8	$10,980
The following table shows the changes in stockholders' equity for the three months ended March 31, 2025:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2025	$3	$8,687	$3,140	$(435)	$(753)	$5	$10,647
Net income attributable to Xylem	—	—	169	—	—	—	169
Other comprehensive income, net	—	—	—	98	—	—	98
Other activity	—	—	—	—	—	1	1
Dividends declared ($0.40 per share)	—	—	(98)	—	—	—	(98)
Stock incentive plan activity	—	18	—	—	(13)	—	5
Balance at March 31, 2025	$3	$8,705	$3,211	$(337)	$(766)	$6	$10,822

Note 15. Share-Based Compensation Plans
Share-based compensation expense was $13 million and $12 million during the three months ended March 31, 2026 and 2025, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $18 million, $57 million and $32 million, respectively, at March 31, 2026 and is expected to be recognized over a weighted average period of 2.4, 2.2 and 2.2 years, respectively. The amount of cash received from the exercise of stock options was less than $1 million and $6 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, there were 4 million shares of common stock available for future awards.

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2026:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2026	1,142	$95.75	6.4	$46
Granted	277	128.98
Exercised	(7)	45.33
Forfeited and expired	(5)	127.87
Other	(1)	129.67
Outstanding at March 31, 2026	1,406	$102.41	6.9	$29
Options exercisable at March 31, 2026	896	$87.11	5.4	$29
Vested and expected to vest as of March 31, 2026	1,326	$100.80	6.6	$29
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the three months ended March 31, 2026 was less than $1 million.
Stock Option Fair Value
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2026 grants:

Volatility	27.10%
Risk-free interest rate	3.68%
Dividend yield	1.33%
Expected term (in years)	5.6
Weighted-average fair value / share	$36.19
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
Restricted Stock Unit Grants
Restricted stock units awarded to employees vest over a three-year period. Prior to the time a restricted stock unit becomes fully vested, the awardees cannot transfer, pledge or encumber such units. Prior to the time a restricted stock unit is fully vested, the awardees are not granted certain rights of a stockholder, such as the right to vote and receive dividends; however, dividends accrue during the vesting period and are paid upon vesting. If an employee leaves prior to vesting, whether through resignation or termination for cause, the restricted stock unit and related accrued dividends are forfeited. If an employee retires prior to vesting, a portion or the entirety of the restricted stock unit will vest in accordance with the terms of the applicable grant agreements. Restricted stock units awarded to members of our Board become fully vested upon the day prior to the next annual meeting. The fair value of the restricted stock unit awards is determined using the closing price of our common stock on date of grant.

The following is a summary of restricted stock unit activity for the three months ended March 31, 2026. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2026	506	$123.27
Granted	225	131.95
Vested	(224)	118.33
Forfeited	(8)	128.96
Other	(4)	123.64
Outstanding at March 31, 2026	495	$129.37

Performance Share Unit Grants
Performance share units awarded under the long-term incentive plan vest based upon performance by the Company over a three-year period against targets approved by the Leadership Development & Compensation Committee of the Company's Board of Directors prior to the grant date. The performance share units were each awarded at a target of 100% with actual payout for each type of grant contingent upon the achievement of performance targets as follows:
•EBITDA performance share units — a third-year adjusted EBITDA performance target
•TSR performance share units — a relative TSR performance target
•Revenue performance share units — a pre-set third year revenue target
•EPS performance share units — a cumulative three-year EPS performance target
The calculated compensation cost for EBITDA, Revenue and EPS performance share units is adjusted based on an estimate of awards ultimately expected to vest and our assessment of the probable outcome of the performance condition.
Adjusted EBITDA Performance Share Unit Grants
The fair value of the adjusted EBITDA performance share units is determined using the closing share price on the date of the grant.
The following is a summary of our adjusted EBITDA grants for the three months ended March 31, 2026:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2026	47	$113.89
Adjustment for Performance Condition Achieved (a)	18	100.50
Vested	(42)	100.50
Outstanding at March 31, 2026	23	$127.94
(a) Represents an increase in the number of original EBITDA performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.

TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the three months ended March 31, 2026:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2026	146	$157.41
Granted	61	109.38
Adjustment for Market Condition Achieved (a)	3	109.04
Vested	(51)	109.04
Forfeited	(1)	169.03
Outstanding at March 31, 2026	158	$153.46
(a) Represents a decrease in the number of original TSR performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.
The fair value of TSR performance share units was calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The following are weighted-average assumptions for 2026 grants:

Volatility	22.90%
Risk-free interest rate	3.49%

Revenue Performance Share Unit Grants
The fair value of the revenue performance share unit awards is determined using the closing price of our common stock on date of grant.
The following is a summary of our Revenue performance share unit grants for the three months ended March 31, 2026:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2026	47	$113.89
Adjustment for Performance Condition Achieved (a)	5	100.50
Vested	(29)	100.50
Outstanding at March 31, 2026	23	$127.94
(a) Represents an increase in the number of original revenue performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.

EPS Performance Share Unit Grants
The fair value of the earnings per share ("EPS") performance share unit awards is determined using the closing price of our common stock on date of grant.
The following is a summary of our EPS performance share unit grants for the three months ended March 31, 2026:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2026	52	$129.82
Granted	62	131.95
Forfeited	(1)	129.67
Outstanding at March 31, 2026	113	$130.98

Note 16. Capital Stock
For the three months ended March 31, 2026 and March 31, 2025 the Company repurchased 4.8 million shares of common stock for $595 million and less than 0.1 million shares of common stock for $13 million, respectively. Repurchases may include share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. For the three months ended March 31, 2026, the Company repurchased 1.4 million shares of common stock for $182 million under this program. As of March 31, 2026 there is no additional capacity for share repurchases under this program.
On February 25, 2026, our Board of Directors authorized the repurchase of up to $1.5 billion in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. For the three months ended March 31, 2026, the Company repurchased 3.3 million shares of common stock for $399 million under this program, of which $367 million was paid in cash, and $32 million is accrued as of March 31, 2026. As of March 31, 2026 there are $1.1 billion in additional shares that may still be repurchased under this program.
In relation to the aforementioned share repurchase programs, the Company has accrued a total of $5 million in excise taxes as of March 31, 2026.
Aside from the aforementioned repurchase programs, we repurchased 0.1 million shares and less than 0.1 million shares for $14 million and approximately $13 million for the three months ended March 31, 2026 and 2025, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units.

Note 17. Accumulated Other Comprehensive Loss
The following table provides the components of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2026:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2026	$(191)	$(39)	$10	$(220)
Foreign currency translation adjustment	16	—	—	16
Amount of currency translation adjustment relating to divestiture of foreign subsidiaries reclassified into net income	5	—	—	5
Tax on foreign currency translation adjustment	(18)	—	—	(18)
Amortization of actuarial loss on post-retirement benefit plans into other non-operating income, net	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(8)	(8)
Tax on unrealized gain on derivative hedge agreements	—	—	2	2
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(3)	(3)
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(2)	(2)
Balance at March 31, 2026	$(188)	$(40)	$(1)	$(229)

The following table provides the components of AOCL for the three months ended March 31, 2025:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2025	$(368)	$(53)	$(14)	$(435)
Foreign currency translation adjustment	56	—	—	56
Amount of currency translation adjustment relating to divestiture of foreign subsidiaries reclassified into net income	8	—	—	8
Tax on foreign currency translation adjustment	20	—	—	20
Foreign currency translation adjustment for post-retirement benefit plans	—	(1)	—	(1)
Unrealized gain on derivative hedge agreements	—	—	15	15
Tax on unrealized gain on derivative hedge agreements	—	—	(2)	(2)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	3	3
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(1)	(1)
Balance at March 31, 2025	$(284)	$(54)	$1	$(337)

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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claims, we do not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material effect on the Company's financial position, results of operations, or cash flows.
We have estimated and accrued $4 million as of March 31, 2026 and December 31, 2025 for these general legal matters.
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of March 31, 2026 and December 31, 2025, the amount of surety bonds, bank guarantees, insurance letters of credit and stand-by letters of credit was $899 million and $822 million, respectively.
Environmental
In the ordinary course of business, we are subject to federal, state, local, and foreign environmental laws and regulations. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of sites in various countries. Our accrued environmental liabilities represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures at these sites, as well as related legal fees. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $4 million as of March 31, 2026 and December 31, 2025 for environmental matters.
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
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defects and specific non-performance. The table below provides changes in the combined current and non-current product warranty accruals over each period:

(in millions)	2026	2025
Warranty accrual – January 1	$53	$57
Net charges for product warranties in the period	7	10
Settlement of warranty claims	(7)	(8)
Foreign currency and other	—	1
Warranty accrual – March 31	$53	$60

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
The Water Solutions and Services segment provides tailored services and solutions, in collaboration with customers, including on‑demand water, outsourced water, recycle / reuse, pipeline services, specialty dewatering and emergency response service alternatives to improve operational reliability, performance and environmental compliance. Key offerings within this segment also include equipment systems for industrial needs (influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment, and recycle / reuse), full-scale outsourcing of operations and maintenance, and municipal services, including odor and corrosion control services, as well as leak detection, condition assessment and asset management and pressure monitoring solutions.
Corporate and other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters that are managed at a corporate level and are not included in the business segments in evaluating performance or allocating resources. The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies" section of Note 1 in the 2025 Annual Report.
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
The following tables contain financial information provided to the CODM for each reportable segment:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for the quarter ended March 31, 2026
Revenue	$603	$448	$508	$566	$2,125
Less:
Adjusted cost of revenue (a)	333	285	317	366
Adjusted operating expenses (a)	153	84	108	117
Other segment items (b)	41	2	26	27
Segment operating income	$76	$77	$57	$56	$266
Reconciliation of segment operating income
Corporate and other operating (loss)					(22)
Interest expense					(4)
Gain on sale of businesses					4
Income before income taxes					$244

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for quarter end ended March 31, 2025
Revenue	$581	$435	$490	$563	$2,069
Less:
Adjusted cost of revenue (a)	329	279	302	370
Adjusted operating expenses (a)	145	79	106	115
Other segment items (b)	27	5	26	34
Segment operating income	$80	$72	$56	$44	$252
Reconciliation of segment operating income
Corporate and other operating (loss)					(21)
Interest expense					(8)
Other non-operating income, net					4
Loss on sale of businesses					(10)
Income before income taxes					$217
(a) Adjusted cost of revenue and adjusted operating expenses represent segment-level information that are regularly provided to the CODM. These balances represent cost of revenue and operating expenses, respectively, adjusted to exclude purchase accounting intangible amortization, restructuring and realignment expenses and special charges.
(b) Other segment items for each segment represents purchase accounting intangible amortization, restructuring and realignment expenses and special charges, which are excluded from the above significant expense categories regularly provided to the CODM in line with our adjusted measures as outlined in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Annual Report.

	Three Months Ended
	March 31,
(in millions)	2026	2025
Depreciation and Amortization:
Water Infrastructure	$26	$23
Applied Water	8	8
Measurement and Control Solutions	40	39
Water Solutions and Services	65	68
Corporate and other	1	7
Total	$140	$145
Capital Expenditures:
Water Infrastructure	$10	$11
Applied Water	4	9
Measurement and Control Solutions	15	16
Water Solutions and Services	45	20
Centralized support facilities (a)	14	7
Corporate and other	2	8
Total	$90	$71
(a)Represents capital expenditures incurred by the centralized support facilities that are not allocated to the segments.

Note 20. Redeemable Non-Controlling Interest
The holders of the non-controlling interest in Idrica, a consolidated subsidiary of the Company, have a right to sell the remaining equity interest in Idrica to the Company for cash (the “Put Right”). The Put Right is exercisable after December 10, 2027 and has a fixed strike price of €168 million during the first two years after it is exercisable. Beginning in the third year of exercisability, the Put Right is exercisable at the fair market value of underlying equity interests. Redeemable non-controlling interest is reflected in the consolidated balance sheets at the greater of the carrying value or the redemption value. As of March 31, 2026, the redeemable non-controlling interest is reflected in the consolidated balance sheet at its carrying value.
The following table shows the changes in the redeemable non-controlling interest for the three months ended March 31, 2026 and March 31, 2025:

(in millions)	2026	2025
Redeemable non-controlling interest - January 1	$258	$235
Net loss attributable to non-controlling interest	(4)	(3)
Cumulative Translation adjustment	(5)	—
Redeemable non-controlling interest - March 31	$249	$232

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements, including the notes, included elsewhere in this report on Form 10-Q (this "Report").
This Report contains “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” "contemplate," "predict," “forecast,” “likely,” “believe,” “target,” "goal," "objective," “will,” “could,” “would,” “should,” "potential," "may" and similar expressions or their negative, may, but are not necessary to, identify forward-looking statements. By their nature, forward-looking statements address uncertain matters and include any statements that: are not historical, such as statements about our strategy, financial plans, outlook, objectives, plans, intentions or goals (including those related to our social, environmental and other sustainability goals); or address possible or future results of operations or financial performance, including statements relating to orders, revenues, operating margins and earnings per share growth.
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include, among others, the following: the impact of overall industry and general economic conditions, including industrial, governmental, and public and private sector spending, interest rates, availability of funding to our customers, inflation and governments' related monetary policy in response, and the strength of the real estate markets, on economic activity and our operations; geopolitical matters, including nationalism, protectionism and anti-global sentiment, volatility involving the U.S. and other governments, ongoing, escalation or outbreak of international conflicts, and regulatory, trade protection, economic and other risks associated with our global sales and operations; manufacturing and operating cost increases due to macroeconomic conditions, including inflation, energy supply, supply chain shortages, logistics challenges, labor shortages, trade agreements, tariffs, and other trade protection measures, and other factors; demand for our products, disruption, competition or pricing pressures in the markets we serve; cybersecurity incidents, data breaches, or other disruptions of information technology systems on which we or our customers rely, or involving our connected products and services; lack of availability or delays in receiving parts and raw materials from our supply chain, including semiconductors or other key components; operational disruptions at our facilities or that of third parties upon which we rely; safe and compliant treatment and handling of water, wastewater and hazardous materials; failure to successfully execute large projects, including as respects performance guarantees and customers’ budgets, timelines and safety requirements; our ability to retain, compete for, and attract leadership, other key talent, and labor; defects, security, warranty and liability claims, and recalls related to our products; uncertainty around productivity, simplification, restructuring and realignment actions and related costs and savings; our ability to execute strategic investments for growth, including acquisitions and divestitures; availability, regulation or interference with radio spectrum used by certain of our products; volatility in served markets or impacts on our business and operations due to weather conditions, volatile weather events, or changing climate patterns; risks related to our sustainability efforts and related disclosures; fluctuations in foreign currency exchange rates; difficulty predicting our financial results; risk of future impairments to goodwill and other intangible assets; changes in our effective tax rates or tax expenses; failure to comply with, or changes in, laws or regulations, pertaining to our business conduct, operations, products and services, including anti-corruption, artificial intelligence, data privacy and security, trade, competition, the environment, and health and safety; legal, governmental or regulatory claims, investigations or proceedings and associated contingent liabilities; matters related to intellectual property infringement or expiration of rights; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report") and in subsequent filings we make with the Securities and Exchange Commission (“SEC”).

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
Executive Summary
Xylem reported revenue for the first quarter of 2026 of $2,125 million, an increase of 2.7% compared to $2,069 million reported in the first quarter of 2025. The revenue increase consisted primarily of favorable foreign currency impacts of $65 million, or 3.1%, partially offset by slight organic declines of $9 million, or 0.4%.
Additional financial highlights for the quarter ended March 31, 2026 include the following:
•Orders of $2,228 million, up 3.2% from $2,158 million in the prior year period, and down 0.3% on an organic basis.
•Earnings per share of $0.79, up 14.5% compared to prior year ($1.12, up 8.7% versus prior year, on an adjusted basis).
•Net income attributable to Xylem as a percent of revenue of 9.1%, up 90 basis points compared to 8.2% in the prior year. Adjusted EBITDA margin of 20.6%, up 20 basis points when compared to 20.4% in the prior year.

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

	Three Months Ended
	March 31,
(in millions, except for per share data)	2026		2025
Net income attributable to Xylem & Earnings per share	$193	$0.79	$169	$0.69
Restructuring and realignment	38	0.16	27	0.11
Acquired intangible amortization	55	0.23	55	0.23
Special charges	10	0.04	12	0.05
Tax-related special items	1	—	—	—
(Gain) loss from sale of businesses	(4)	(0.02)	10	0.04
Tax effects of adjustments (a)	(21)	(0.08)	(22)	(0.09)
Adjusted net income & Adjusted earnings per share	$272	$1.12	$251	$1.03
Weighted average number of shares - diluted	243.4		243.8

(a) The tax effects of adjustments are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction.
•"adjusted operating income" defined as operating income, adjusted to exclude restructuring and realignment costs, amortization of acquired intangible assets, gain or loss from sale of businesses, special charges and tax-related special items, as applicable, and "adjusted operating margin" defined as adjusted operating income divided by total revenue.
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
•“special charges" defined as non-recurring costs incurred by the Company, such as those related to acquisitions and integrations, divestitures, non-cash impairment charges and other non-cash special charges.
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

	Three Months Ended
	March 31,
(in millions)	2026	2025
Net cash provided by operating activities	$108	$33
Capital expenditures	(90)	(71)
Free cash flow	$18	$(38)
Net cash used in investing activities	$(76)	$(15)
Net cash used by financing activities	$(683)	$(116)

Results of Operations

	Three Months Ended
	March 31,
(in millions)	2026	2025	Change
Revenue	$2,125	$2,069	2.7%
Gross profit	803	768	4.6%
Gross margin	37.8%	37.1%	70	bp
Total operating expenses	559	537	4.1%
Expense to revenue ratio	26.3%	26.0%	30	bp
Operating income	244	231	5.6%
Operating margin	11.5%	11.2%	30	bp
Interest and other non-operating expense, net	(4)	(4)	—%
Gain/(Loss) on sale of businesses	4	(10)	(140.0)%
Income tax expense	(55)	(50)	10.0%
Tax rate	22.3%	23.1%	(80)	bp
Net income	$189	$167	13.2%
Net loss attributable to non-controlling interest	4	2	100.0%
Net income attributable to Xylem	$193	$169	14.2%
NM - Not meaningful change

Revenue
Revenue generated during the three months ended March 31, 2026 and 2025 was $2,125 million and $2,069 million, respectively, reflecting an increase of $56 million, or 2.7%, compared to the prior year. Organic revenue decreased $9 million, or 0.4% for the three months ended March 31, 2026. Foreign currency translation had a favorable impact on revenue of $65 million for the three months ended March 31, 2026. The net increase in revenue from acquisitions of $5 million was offset by a corresponding loss of revenue from divestitures for the three months ended March 31, 2026. The decrease in organic revenue for the three months ended March 31, 2026 is primarily due to reduced capital project revenue in the U.S. in our Water Solutions and Services segment, and reduced backlog execution due to lower opening backlog in western Europe across multiple segments. Organic declines were partially offset by modest organic growth in our Measurement and Control Solutions segment where U.S. energy growth outpaced declines in water.
The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three months ended March 31, 2026:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2025 Revenue	$581		$435		$490		$563		$2,069
Organic Growth	(5)	(0.9)%	(1)	(0.2)%	7	1.4%	(10)	(1.8)%	(9)	(0.4)%
Acquisitions	3	0.5%	—	—%	—	—%	2	0.4%	5	0.2%
Divestitures	(5)	(0.9)%	—	—%	—	—%	—	—%	(5)	(0.2)%
Foreign currency translation (a)	29	5.1%	14	3.2%	11	2.3%	11	1.9%	65	3.1%
Total change in revenue	22	3.8%	13	3.0%	18	3.7%	3	0.5%	56	2.7%
2026 Revenue	$603		$448		$508		$566		$2,125

(a)Foreign currency translation impact for the year due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, British Pound, Australian Dollar and the Canadian Dollar.
Water Infrastructure
Water Infrastructure revenue increased $22 million, or 3.8%, for the first quarter of 2026 as compared to the prior year. Revenue growth for the quarter included $29 million of favorable impacts from foreign currency translation partially offset by organic revenue declines of $5 million, or 0.9%, and the net impact of a loss of $5 million of revenue from divestitures and additional revenue of $3 million from acquisitions. Revenue in the treatment application declined $8 million organically. Organic declines in the treatment application were driven by unfavorable order volume and strong prior year project revenue in the emerging markets, and reduced backlog execution in western Europe, partially offset by favorable timing of capital projects in the U.S. Organic revenue declines in the treatment application were partially offset by organic revenue growth in the transport application of $3 million, driven by backlog execution and price realization in the U.S., partially offset by unfavorable sales volume in western Europe and project timing in the emerging markets.
Applied Water
Applied Water revenue increased $13 million, or 3.0% for the first quarter of 2026 as compared to the prior year. Revenue growth for the quarter included $14 million of favorable foreign currency translation partially offset by organic revenue declines of $1 million, or 0.2%. Revenue in the industrial application declined by $8 million organically, primarily due to order softness in western Europe and the emerging markets, partially offset by favorable price realization in the U.S. These declines were partially offset by organic growth of $7 million from building solutions, primarily due to commercial backlog execution in the U.S., partially offset by residential softness in the emerging markets.

Measurement and Control Solutions
Measurement and Control Solutions revenue increased $18 million, or 3.7%, for the first quarter of 2026 as compared to the prior year. The revenue growth was driven $11 million of favorable foreign currency translation and organic growth of $7 million, or 1.4%. Organic revenue growth during the quarter was driven by $7 million from the smart metering and other applications, driven by strong backlog execution and price realization in energy in the U.S. partially offset by declines in the U.S. in water with lower shippable backlog coming into the year and unfavorable sales volume in energy in Canada. Organic revenue growth in the analytics application was essentially flat year over year.
Water Solutions and Services
Water Solutions and Services revenue increased $3 million, or 0.5%, for the first quarter of 2026 as compared to the prior year. The revenue growth was primarily driven by $11 million of favorable impacts from foreign currency translation and $2 million of acquisition activity, partially offset by organic revenue declines of $10 million, or 1.8%. Revenue in the capital and other applications declined by $14 million organically, primarily due to reduced capital project revenue and sales volume in the U.S., partially offset by sales volume in the emerging markets. Organic revenue from the service application increased by $4 million due to rental price realization and sales volume in dewatering in the U.S.
Orders / Backlog
Orders
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business.
The following tables illustrate the impact from organic decline/growth, recent acquisitions and divestitures, and foreign currency translation in relation to orders during the three months ended March 31, 2026:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2025 Orders	$626		$486		$402		$644		$2,158
Organic Impact	14	2.3%	11	2.3%	62	15.4%	(94)	(14.6)%	(7)	(0.3)%
Acquisitions	8	1.3%	—	—%	—	—%	4	0.6%	12	0.6%
Divestitures	(5)	(0.8)%	—	—%	—	—%	—	—%	(5)	(0.2)%
Foreign currency translation (a)	32	5.0%	15	3.0%	11	2.8%	12	1.9%	70	3.1%
Total change in orders	49	7.8%	26	5.3%	73	18.2%	(78)	(12.1)%	70	3.2%
2026 Orders	$675		$512		$475		$566		$2,228
(a)Foreign currency translation impact for the year due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, British Pound, Australian Dollar and the Canadian Dollar.

Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, capital projects require longer lead production cycles and deployment schedules and delays occur from time to time. Total backlog was $4,712 million at March 31, 2026, a decrease of $383 million, or 7.5%, as compared to March 31, 2025 backlog of $5,095 million. The decrease in backlog was driven by increased revenue outpacing order intake and contract wins in the current period, partially offset by favorable impacts from foreign currency translation. The backlog decrease was led by the Measurement and Control Solutions and Water Solutions and Services segments due to strong backlog execution and improved lead times. These backlog declines were partially offset by backlog growth in the Water Infrastructure and Applied Water segments primarily due to orders and contract wins outpacing revenue, and favorable foreign currency impacts. Backlog increased $97 million, or 2.1%, at March 31, 2026, as compared to December 31, 2025 backlog of $4,615 million. We anticipate that approximately 60% of the backlog as of March 31, 2026 will be recognized as revenue in the remainder of 2026. There were no significant order cancellations during the quarter.
Gross Margin
Gross margin as a percentage of revenue increased 70 basis points to 37.8% for the three months ended March 31, 2026, as compared to 37.1% for the three months ended March 31, 2025. The gross margin increase was partially offset by net unfavorable impacts of 10 basis points from increases in restructuring and realignment costs, flat special charges, and decreased acquired intangible amortization and special charges as compared to the prior year. Gross margin expansion was driven by 460 basis points of favorable operational impacts, led by 310 basis points of productivity savings and 110 basis points of price realization. These increases in gross margin were partially offset by 380 basis points of unfavorable operational impacts driven by 240 basis points of inflation and 120 basis points of unfavorable mix.
Operating Expenses
The following table presents operating expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in millions)	2026	2025	Change
Selling, general and administrative expenses	$472	$460	2.6%
SG&A as a % of revenue	22.2%	22.2%	—	bp
Research and development expenses	56	56	—%
R&D as a % of revenue	2.6%	2.7%	(10)	bp
Restructuring and asset impairment charges	31	21	47.6%
Operating expenses	$559	$537	4.1%
Expense to revenue ratio	26.3%	26.0%	30	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses increased by $12 million to $472 million, or 22.2% of revenue, in the first quarter of 2026, as compared to $460 million, or 22.2% of revenue, in the comparable 2025 period. The increase in SG&A in the first quarter of 2026 as compared to the prior year was driven by unfavorable currency impacts, inflation, and increased spending on strategic investments, partially offset by productivity savings, and lower realignment and special charges.
Research and Development ("R&D") Expenses
R&D expense was $56 million, or 2.6% of revenue, in the first quarter of 2026, as compared to $56 million, or 2.7% of revenue, in the first quarter of 2025. R&D expense was fairly consistent year over year and in line with planned spending in this area.

Restructuring and Asset Impairment Charges
Restructuring
From time to time, the Company incurs costs related to restructuring actions undertaken to optimize its cost base and improve its strategic positioning. During the three months ended March 31, 2026 and 2025, we incurred restructuring charges of $31 million and $17 million, respectively.
There were no actions commenced in the three months ended March 31, 2026. Actions commenced in 2025 were primarily related to simplification actions, informed by 80/20 principles, to streamline the organization and better serve our customers. We currently expect to incur between $40 and $55 million in restructuring costs for the full year.
Refer to Note 5, "Restructuring and Asset Impairment Charges" for more information.
Asset Impairment
Refer to Note 9, "Goodwill and Other Intangible Assets" for more information on intangible asset impairment charges incurred during the three months ended March 31, 2026 and March 31, 2025.
Operating Income, Net Income, and Adjusted EBITDA
Operating income was $244 million (operating margin of 11.5%) during the first quarter of 2026, an increase of $13 million, or 5.6%, when compared to operating income of $231 million (operating margin of 11.2%) during the prior year. Operating margin increased 30 basis points. Operating margin expansion was partially offset by 10 basis points of net unfavorable impacts from increased restructuring and realignment costs, flat acquired intangible amortization and decreased special charges relative to the prior year period. Additionally, operating margin expansion included 610 basis points of favorable operational impacts driven by 430 basis points of productivity savings and 150 basis points of price realization. These favorable impacts were partially offset by 570 basis points of unfavorable operational impacts, consisting of 300 basis points of inflation, 120 basis points of unfavorable mix, 100 basis points of decreased volume, and 50 basis points of increased spending on strategic investments. Excluding restructuring and realignment costs, acquired intangible asset amortization, and special charges, adjusted operating income was $342 million (adjusted operating margin of 16.1%) for the first quarter of 2026 as compared to adjusted operating income of $325 million (adjusted operating margin of 15.7%) during the comparable quarter in the prior year.
Net income attributable to Xylem for the first quarter was $193 million (net income margin of 9.1%), an increase of $24 million as compared to net income attributable to Xylem in the prior year of $169 million (net income margin of 8.2%). The increase in net income attributable to Xylem was driven by increased operating income of $13 million, $14 million of decreased loss on sale of businesses, decreased interest expense of $4 million, and an increase in the net loss attributable to non-controlling interest of $2 million, partially offset by increased income tax expense of $5 million and decreased non-operating income of $4 million.
Adjusted EBITDA was $437 million (adjusted EBITDA margin of 20.6%) during the first quarter of 2026, an increase of $14 million, or 3.0%, when compared to adjusted EBITDA of $423 million (adjusted EBITDA margin of 20.4%) during the comparable quarter in the prior year, an increase to adjusted EBITDA margin of 20 basis points. The increase in adjusted EBITDA margin was primarily driven by the same factors impacting the adjusted operating margin increase.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended
	March 31,
(in millions)	2026	2025	Change
Water Infrastructure
Operating income	$76	$80	(5.0)%
Operating margin	12.6%	13.8%	(120)	bp
Restructuring and realignment costs	30	15	100.0%
Purchase accounting intangible amortization	11	10	10.0%
Special charges	—	2	(100.0)%
Adjusted operating income	$117	$107	9.3%
Adjusted operating margin	19.4%	18.4%	100	bp
Applied Water
Operating income	$77	$72	6.9%
Operating margin	17.2%	16.6%	60	bp
Restructuring and realignment costs	2	5	(60.0)%
Adjusted operating income	$79	$77	2.6%
Adjusted operating margin	17.6%	17.7%	(10)	bp
Measurement and Control Solutions
Operating income	$57	$56	1.8%
Operating margin	11.2%	11.4%	(20)	bp
Restructuring and realignment costs	4	3	33.3%
Purchase accounting intangible amortization	19	19	—%
Special charges	3	4	(25.0)%
Adjusted operating income	$83	$82	1.2%
Adjusted operating margin	16.3%	16.7%	(40)	bp
Water Solutions and Services
Operating income	$56	$44	27.3%
Operating margin	9.9%	7.8%	210	bp
Restructuring and realignment costs	2	4	(50.0)%
Purchase accounting intangible amortization	25	26	(3.8)%
Special charges	—	4	(100.0)%
Adjusted operating income	$83	$78	6.4%
Adjusted operating margin	14.7%	13.9%	80	bp
Corporate and other
Operating loss	$(22)	$(21)	4.8%
Special charges	2	2	—%
Adjusted operating loss	$(20)	$(19)	5.3%
Total Xylem
Operating income	$244	$231	5.6%
Operating margin	11.5%	11.2%	30	bp
Restructuring and realignment costs	38	27	40.7%
Purchase accounting intangible amortization	55	55	—%
Special charges	5	12	(58.3)%
Adjusted operating income	$342	$325	5.2%
Adjusted operating margin	16.1%	15.7%	40	bp
NM - Not meaningful percentage change

The table below provides a reconciliation of net income to consolidated EBITDA and adjusted EBITDA:

	Three Months Ended
(in millions)	March 31
	2026	2025	Change
Net Income attributable to Xylem	$193	$169	14%
Net Income margin	9.1%	8.2%	90	bp
Depreciation	65	68	(4)%
Amortization	75	77	(3)%
Interest (income) expense, net	(4)	—	NM
Income tax expense	55	50	10%
EBITDA	$384	$364	5%
Share-based compensation	13	12	8%
Restructuring & realignment	38	27	41%
Special charges	10	12	(17)%
(Gain) loss on sale of businesses	(4)	10	(140)%
Loss attributable to non-controlling interests	(4)	(2)	100%
Adjusted EBITDA	$437	$423	3%
Adjusted EBITDA margin	20.6%	20.4%	20	bp

The tables below provide a reconciliation of each segment's operating income (loss) to EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31, 2026
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$76	$77	$57	$56
Operating margin	12.6%	17.2%	11.2%	9.9%
Loss attributable to non-controlling interests	—	—	4	—
Gain on sale of businesses	—	—	4	—
Depreciation	12	7	7	39
Amortization	14	1	33	26
Other non-operating expense, excluding interest	(2)	(1)	—	(5)
EBITDA	$100	$84	$105	$116
Share-based compensation	2	2	2	2
Restructuring & realignment	30	2	4	2
Special charges	—	—	3	5
Gain on sale of businesses	—	—	(4)	—
Loss attributable to non-controlling interests	—	—	(4)	—
Adjusted EBITDA	$132	$88	$106	$125
Adjusted EBITDA margin	21.9%	19.6%	20.9%	22.1%

	Three Months Ended
	March 31, 2025
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$80	$72	$56	$44
Operating margin	13.8%	16.6%	11.4%	7.8%
Loss from sale of businesses	(10)	—	—	—
Depreciation	10	7	7	41
Amortization	13	1	32	27
Other non-operating expense, excluding interest	(2)	(1)	—	—
EBITDA	$91	$79	$95	$112
Share-based compensation	2	1	1	2
Restructuring & realignment	15	5	3	4
Special Charges	2	—	4	4
Loss from sale of businesses	10	—	—	—
Adjusted EBITDA	$120	$85	$103	$122
Adjusted EBITDA margin	20.7%	19.5%	21.0%	21.7%

	Three Months Ended
	2026 versus 2025
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income (Loss)	$(4)	$5	$1	$12
Operating margin	(120) bps	60 bps	(20) bps	210 bps
Loss attributable to non-controlling interests	—	—	4	—
Gain (loss) on sale of businesses	10	—	4	—
Depreciation	2	—	—	(2)
Amortization	1	—	1	(1)
Other non-operating expense, excluding interest	—	—	—	(5)
EBITDA	$9	$5	$10	$4
Share-based compensation	—	1	1	—
Restructuring & realignment	15	(3)	1	(2)
Special charges	(2)	—	(1)	1
(Gain) loss from sale of businesses	(10)	—	(4)	—
Loss attributable to non-controlling interests	—	—	(4)	—
Adjusted EBITDA	$12	$3	$3	$3
Adjusted EBITDA margin	120 bps	10 bps	(10) bps	40 bps

Water Infrastructure
Operating income for our Water Infrastructure segment was $76 million (operating margin of 12.6%) during the first quarter of 2026, a decrease of $4 million, or 5.0%, when compared to operating income of $80 million (operating margin of 13.8%) during the prior year, or a total decrease in operating margin of 120 basis points. Operating margin declines included net unfavorable impacts of 220 basis points from increased restructuring and realignment costs and acquired intangible asset amortization and a slight decrease in special charges as compared to the prior year. Additionally, operating margin declines included 480 basis points of unfavorable operating impacts driven by 250 basis points of inflation, 120 basis points of unfavorable mix, and 50 basis points of foreign currency impacts. Margin declines were partially offset by 580 basis points of favorable operational impacts, driven by 520 basis points of productivity savings. Excluding restructuring and realignment costs, amortization of acquired intangibles, and special charges, adjusted operating income was $117 million (adjusted operating margin of 19.4%) for the first quarter of 2026 as compared to adjusted operating income of $107 million (adjusted operating margin of 18.4%) for the first quarter of 2025, an increase of 100 basis points.
Adjusted EBITDA was $132 million (adjusted EBITDA margin of 21.9%) for the first quarter of 2026, an increase of $12 million, or 10.0%, when compared to adjusted EBITDA of $120 million (adjusted EBITDA margin of 20.7%) during the prior year. The increase in adjusted EBITDA margin of 120 basis points was primarily driven by the same factors impacting the increase in adjusted operating margin.
Applied Water
Operating income for our Applied Water segment was $77 million (operating margin of 17.2%) during the first quarter of 2026, an increase of $5 million, or 6.9%, when compared to operating income of $72 million (operating margin of 16.6%) during the prior year, or a total increase in operating margin of 60 basis points. Operating margin expansion included 70 basis points from decreased restructuring and realignment costs as compared to the prior year. Additionally, operating margin expansion included 920 basis points of favorable operational impacts consisting of 750 basis points of productivity savings and 170 basis points of price realization. Operating margin expansion was offset by 930 basis points of unfavorable operational impacts driven primarily by 350 basis points of inflation, 260 basis points of decreased volume, 210 basis points of unfavorable mix, and 100 basis points of increased spending on strategic investments. Excluding restructuring and realignment costs, adjusted operating income was $79 million (adjusted operating margin of 17.6%) for the first quarter of 2026 as compared to adjusted operating income of $77 million (adjusted operating margin of 17.7%) for the first quarter of 2025, a decrease of 10 basis points.
Adjusted EBITDA was $88 million (adjusted EBITDA margin of 19.6%) for the first quarter of 2026, an increase of $3 million, or 4.0%, when compared to adjusted EBITDA of $85 million (adjusted EBITDA margin of 19.5%) during the prior year, an increase of 10 basis points. The increase in adjusted EBITDA margin was primarily due to the same factors impacting the decrease in adjusted operating margin; however, adjusted EBITDA was not negatively affected by the relative impact of increased share-based compensation.
Measurement and Control Solutions
Operating income for our Measurement and Control Solutions segment was $57 million (operating margin of 11.2%) during the first quarter of 2026, an increase of $1 million, or 1.8%, when compared to operating income of $56 million (operating margin of 11.4%) during the prior year, or a total decrease in operating margin of 20 basis points. The operating margin declines were partially offset by net favorable impacts of 20 basis points from flat acquired intangible asset amortization, lower special charges and increased restructuring and realignment costs on increased revenue compared to the prior year. Additionally, operating margin declines included 570 basis points of unfavorable operational impacts, primarily consisting of 230 basis points of unfavorable mix, 210 basis points of inflation, 60 basis points of increased spending on strategic investments, and 60 basis points of decreased volume. The decline in margin was partially offset by positive operational impacts of 530 basis points driven by 320 basis points of productivity savings and 200 basis points of price realization. Excluding restructuring and realignment costs, acquired intangible asset amortization and special charges, adjusted operating income was $83 million (adjusted operating margin of 16.3%) for the first quarter of 2026 as compared to adjusted operating income of $82 million (adjusted operating margin of 16.7%) for the first quarter of 2025, a decrease of 40 basis points.

Adjusted EBITDA was $106 million (adjusted EBITDA margin of 20.9%) for the first quarter of 2026, an increase of $3 million, or 3%, when compared to adjusted EBITDA of $103 million (adjusted EBITDA margin of 21.0%) during the prior year, a decrease of 10 basis points. The decrease in adjusted EBITDA margin was primarily due to the same factors as those impacting the decrease in adjusted operating margin.
Water Solutions and Services
Operating income for our Water Solutions and Services segment was $56 million (operating margin of 9.9%) during the first quarter of 2026, an increase of $12 million, or 27.3%, when compared to operating income of $44 million (operating margin of 7.8%) during the prior year, or a total increase in operating margin of 210 basis points. The operating margin expansion included favorable impacts of 130 basis points from decreased special charges, restructuring and realignment costs, and acquired intangible asset amortization relative to the prior year period. Additionally, operating margin expansion included 530 basis points of favorable operational impacts including 210 basis points of price realization, 170 basis points of productivity savings, 60 basis points of favorable foreign currency impacts and 50 basis points of favorable mix. Margin expansion was partially offset by unfavorable operational impacts of 450 basis points driven by 310 basis points of inflation and 100 basis points of unfavorable volume. Excluding special charges, acquired intangible asset amortization, and restructuring and realignment costs, adjusted operating income was $83 million (adjusted operating margin of 14.7%) for the first quarter of 2026 as compared to adjusted operating income of $78 million (adjusted operating margin of 13.9%) for the first quarter of 2025, an increase of 80 basis points.
Adjusted EBITDA was $125 million (adjusted EBITDA margin of 22.1%) for the first quarter of 2026, an increase of $3 million, or 2%, when compared to adjusted EBITDA of $122 million (adjusted EBITDA margin of 21.7%) during the prior year, an increase of 40 basis points. The increase in adjusted EBITDA margin was primarily due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from the relative impact of decreased depreciation and amortization expense.
Corporate and Other
Operating loss for corporate and other increased $1 million, or 4.8%, during the first quarter of 2026 compared to the prior year period. Operating loss increased primarily due to increased spending on and timing of strategic investments and inflation. Excluding special charges, adjusted operating loss for corporate and other increased $1 million, or 5.3%, for the three months ended March 31, 2026, driven by the same factors as those driving the increase in operating loss.
Interest Expense
Interest expense was $4 million for the three months ended March 31, 2026, compared to $8 million for the comparable prior year period. The decrease in interest expense was primarily driven by increased interest income generated on cross currency swaps reducing interest expense.
See Note 10, “Derivative Financial Instruments” and Note 12, "Credit Facilities and Debt," of our condensed consolidated financial statements for a description of our net investment hedges and credit facilities and long-term debt, respectively.
Income Tax Expense
The income tax provision for the three months ended March 31, 2026 was $55 million resulting in an effective tax rate of 22.3%, compared to $50 million of expense resulting in an effective tax rate of 23.1% for the same period in 2025. The effective tax rate for the three month period ended March 31, 2026 was lower than the effective tax rate for the same period in 2025, primarily due to earnings mix.

Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Three Months Ended
	March 31,
(in millions)	2026	2025	Change
Operating activities	$108	$33	$75
Investing activities	(76)	(15)	(61)
Financing activities	(683)	(116)	(567)
Foreign exchange (a)	(15)	25	(40)
Increase in cash classified within assets held for sale	(5)	—	(5)
Decrease in cash classified within assets held for sale	—	11	(11)
Total	$(671)	$(62)	$(609)
(a)The impact is primarily due to weakening of the Euro, Chilean Peso and the Canadian Dollar against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
Cash generated by operating activities was $108 million for the three months ended March 31, 2026 as compared to cash generated by operating activities of $33 million in the comparable prior year period. The increase in cash provided was primarily driven by timing of payments for accrued expenses and lower annual incentives, offset by increased investment in working capital and higher payments for restructuring.
Investing Activities
Cash used in investing activities was $76 million for the three months ended March 31, 2026 as compared to $15 million used in the comparable prior year period. The increase in cash used primarily reflects lower proceeds from sale of businesses, and increased investments in capital expenditures.
Financing Activities
Cash used in financing activities was $683 million for the three months ended March 31, 2026 as compared to cash used of $116 million in the comparable prior year period. The increase in cash used reflects the repurchase of common stock during the quarter, and higher dividend payments.
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
Based on our current global cash positions, cash flows from operations and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements and service debt and other obligations in both the U.S. and outside of the U.S. during the year. Currently, we have available liquidity of approximately $1.8 billion, consisting of $808 million of cash and $1 billion of available credit facilities as disclosed in Note 12, "Credit Facilities and Debt", of our condensed consolidated financial statements.

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
Tariff Developments
On February 20, 2026, the United States Supreme Court issued a decision invalidating the broad-based tariffs imposed under the International Emergency Economic Powers Act, which the Company had previously been subject to on certain import transactions. As of March 31, 2026, we have not recorded a receivable related to potential tariff refunds due to the uncertainty regarding the timing and amount of such refunds at this time. We will continue to assess these developments as additional information becomes available.
Critical Accounting Estimates
Our discussion and analysis of our results of operations and capital resources are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Annual Report describes the critical accounting estimates used in preparation of the condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the information concerning our critical accounting estimates as stated in our 2025 Annual Report.
2026 Outlook
We are raising our total revenue growth outlook to 2% to 3%, and maintaining our organic revenue growth outlook at 2% to 4% in 2026. Our outlook is being provided in the context of the current volatility, including due to geopolitical, trade, macroeconomic and regulatory uncertainty. Our ability to meet our expectations is subject to a number of risks, including, but not limited to, those described in "Item 1A. Risk Factors" in our 2025 Annual Report.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2025 Annual Report.

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

ITEM 1A.           RISK FACTORS
There have been no material changes from the risk factors previously disclosed in "Item 1A. Risk Factors" of our 2025 Annual Report.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended March 31, 2026:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)(c)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b) (IN MILLIONS)
1/1/26 - 1/31/26	5,409	136.22	—	$182
2/1/26 - 2/28/26	850,087	128.58	850,000	$1,573
3/1/26 - 3/31/26	3,981,681	121.60	3,881,920	$1,101
Total	4,837,177	122.85	4,731,920
(a)Average price paid per share is calculated on a settlement basis.
(b)On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. As of March 31, 2026, no additional repurchase can be made under this program. On February 25, 2026, our Board of Directors authorized the repurchase of up to $1.5 billion in shares with no expiration date. Repurchases made under the program can be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.
(c)Amounts presented are exclusive of the excise tax on share repurchases.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.             OTHER INFORMATION
(c) Trading Plans
During the quarter ended March 31, 2026, Claudia S. Toussaint, Xylem's Executive VP, Chief People and Sustainability Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) (a “Rule 10b5-1 Plan”) to sell up to 16,752 shares of the Company’s common stock over a period ending on January 29, 2027.

Other than as described above, no director or Section 16 officer adopted or terminated any Rule 10b5-1 Plan or non-Rule 10b5-1 Plan arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6.             EXHIBITS
See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

3.1	Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2	Fifth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on November 15, 2022 (CIK No. 1524472, File No. 1-35229).

10.1	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Grant Agreement (2026)	Filed herewith.

10.2	Form of 2011 Omnibus Incentive Plan Restricted Stock Unit Grant Agreement for Executive Leadership Team (2026)	Filed herewith.

10.3	Form of 2011 Omnibus Incentive Plan Special Restricted Stock Unit Grant Agreement (2026)	Filed herewith.

10.4	Form of 2011 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement for Executive Leadership Team (2026)	Filed herewith.

10.5	Form of 2011 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement (2026)	Filed herewith.

10.6	Form of 2011 Omnibus Incentive Plan Performance Share Unit Grant Agreement for Executive Leadership team (2026)	Filed herewith.

10.7	Form of 2011 Omnibus Incentive Plan Performance Share Unit Grant Agreement (2026)	Filed herewith.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

101.0	The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Exhibit Number	Description	Location
104.0	The cover page from Xylem Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2026 formatted in Inline XBRL and contained in Exhibit 101.0.

# Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/ Geri-Michelle McShane
Geri-Michelle McShane
Senior Vice President, Chief Accounting Officer

April 28, 2026