Form 10-Q
period 2026-06-30
Xylem Inc.
filed 2026-07-28
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of July 24, 2026, there were 233,486,812 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Xylem Inc.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Six Months
For the periods ended June 30,	2026	2025	2026	2025
Revenue from products	$1,953	$1,911	$3,710	$3,620
Revenue from services	383	390	751	750
Revenue	2,336	2,301	4,461	4,370
Cost of revenue from products	1,093	1,129	2,150	2,170
Cost of revenue from services	280	280	545	540
Cost of revenue	1,373	1,409	2,695	2,710
Gross profit	963	892	1,766	1,660
Selling, general and administrative expenses	503	503	975	963
Research and development expenses	59	58	115	114
Restructuring and asset impairment charges	11	26	42	47
Operating income	390	305	634	536
Interest expense	(7)	(9)	(11)	(17)
Other non-operating (expense)/income, net	(3)	3	(3)	7
Loss on sale of businesses	(16)	—	(12)	(10)
Income before taxes	364	299	608	516
Income tax expense	(103)	(75)	(158)	(125)
Net income	$261	$224	$450	$391
Net loss attributable to non-controlling interests	2	2	6	4
Net income attributable to Xylem	$263	$226	$456	$395
Earnings per share:
Basic	$1.11	$0.93	$1.90	$1.62
Diluted	$1.11	$0.93	$1.90	$1.62
Weighted average number of shares:
Basic	236.3	243.4	239.5	243.3
Diluted	236.6	243.9	240.0	243.8

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Six Months
For the periods ended June 30,	2026	2025	2026	2025
Net income	$261	$224	$450	$391
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustment	(56)	37	(47)	93
Amount of currency translation adjustment relating to divestiture of foreign subsidiaries reclassified into net income	(13)	—	(8)	8
Net change in derivative hedge agreements:
Unrealized (loss) gain	(4)	15	(12)	30
Amount of (gain) loss reclassified into net income	(1)	1	(6)	3
Net change in post-retirement benefit plans:
Net loss	—	1	—	1
Amortization of net actuarial gain into net income	1	—	—	—
Foreign currency translation adjustment	2	(2)	2	(3)
Amount of gain recognized relating to divestiture of foreign subsidiaries reclassified into net income	(3)	—	(3)	—
Other comprehensive (loss) income, before tax	(74)	52	(74)	132
Income tax expense (benefit) related to items of other comprehensive income	2	(63)	18	(81)
Other comprehensive (loss) income, net of tax	(76)	115	(92)	213
Comprehensive income	$185	$339	$358	$604
Comprehensive loss attributable to non-controlling interest	5	2	16	4
Comprehensive income attributable to Xylem	$190	$341	$374	$608

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,276	$1,479
Receivables, less allowances for discounts, returns and credit losses of $54 and $68 in 2026 and 2025, respectively	1,875	1,759
Inventories	1,016	983
Prepaid and other current assets	219	244
Assets held for sale	8	176
Total current assets	4,394	4,641
Property, plant and equipment, net	1,167	1,159
Goodwill	8,256	8,332
Other intangible assets, net	2,150	2,272
Other non-current assets	1,375	1,230
Total assets	$17,342	$17,634
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,013	$1,013
Accrued and other current liabilities	1,180	1,237
Short-term borrowings and current maturities of long-term debt	531	534
Liabilities held for sale	—	72
Total current liabilities	2,724	2,856
Long-term debt	2,395	1,408
Accrued post-retirement benefit obligations	301	317
Deferred income tax liabilities	446	405
Other non-current accrued liabilities	810	899
Total liabilities	6,676	5,885
Commitments and contingencies (Note 18)
Redeemable non-controlling interest	242	258
Stockholders’ equity:
Common stock – par value $0.01 per share:
Authorized 750.0 shares, issued 260.3 shares and 259.9 shares in 2026 and 2025, respectively	3	3
Capital in excess of par value	8,787	8,759
Retained earnings	3,956	3,706
Treasury stock – at cost 26.8 shares and 16.3 shares in 2026 and 2025, respectively	(2,023)	(768)
Accumulated other comprehensive loss	(302)	(220)
Total stockholders’ equity	10,421	11,480
Non-controlling interests	3	11
Total equity	10,424	11,491
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$17,342	$17,634

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

For the six months ended June 30,	2026	2025
Operating Activities
Net income	$450	$395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	130	137
Amortization	150	153
Share-based compensation	25	25
Restructuring and asset impairment charges	42	47
Loss from sale of businesses	12	10
Other, net	(27)	6
Payments for restructuring	(49)	(36)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(142)	(103)
Changes in inventories	(41)	(27)
Changes in accrued expenses	(13)	(64)
Changes in accrued and deferred taxes	1	(50)
Changes in long term receivables	(104)	(70)
Other, net	(36)	(85)
Net Cash – Operating activities	398	338
Investing Activities
Capital expenditures	(179)	(169)
Acquisitions of businesses, net of cash acquired	(1)	(7)
Proceeds from sale of businesses, net of cash disposed	59	50
Proceeds from the sale of property, plant and equipment	11	5
Cash paid for investments	(3)	(3)
Cash paid for asset acquisition	(2)	(37)
Cash received from cross-currency swaps	17	21
Net Cash – Investing activities	(98)	(140)
Financing Activities
Short-term debt issued, net	—	4
Long-term debt issued, net	990	—
Long-term debt repaid	(6)	(28)
Repurchase of common stock	(1,243)	(13)
Proceeds from exercise of employee stock options	2	8
Dividends paid	(207)	(196)
Other, net	(20)	(19)
Net Cash – Financing activities	(484)	(244)
Effect of exchange rate changes on cash	(31)	84
Increase in cash classified within assets held for sale	—	11
Decrease in cash classified within assets held for sale	12	—
Changes in cash classified within assets held for sale	12	11
Net change in cash and cash equivalents	(203)	49
Cash and cash equivalents at beginning of year	1,479	1,121
Cash and cash equivalents at end of period	$1,276	$1,170
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$29	$32
Income taxes (net of refunds received)	$157	$175
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
Tariff Developments
In February 2026, the U.S. Supreme Court ruled that certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. As a result of that ruling and related Court-ordered actions by the Court of International Trade (“CIT”), the Company has evaluated the recoverability of IEEPA tariffs previously paid on imported goods.
The Company previously recognized amounts paid for such tariffs within cost of revenue from products and services. During the second quarter of 2026, the Company received $4 million of refunds and also recognized a $12 million receivable within prepaid and other current assets in the condensed consolidated balance sheets, with a corresponding reduction to cost of revenue from products. The amount of receivable recognized was based on the Company’s determination of the portion of tariff refunds that are probable of recovery and reasonably estimable.

The Company continues to assess its ongoing submissions for refunds of IEEPA tariffs and expects to record additional recoveries as uncertainties around the refund process are resolved. To the extent there are changes in amounts that become recoverable, including any associated interest, such amounts will be recognized in the period in which information about the probable and reasonably estimable amounts becomes known to the Company.

Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This ASU amends the capitalization criteria for internal-use software and requires entities to make certain disclosure of costs capitalized under this subtopic. This ASU also supersedes existing guidance on web site development costs. The standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Prospective, retrospective, or modified transition adoption methods are all permitted under this ASU. We are currently evaluating the impact and method of adoption of this amendment.
In November 2024, the FASB issued ASU No. 2024-03, "Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". This ASU requires a footnote disclosure to disaggregate each relevant expense caption on the face of the income statement that includes specific natural expense categories. In addition, the standard requires disclosure of selling expenses on an annual and interim basis. The standard is effective in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard is required to be adopted prospectively, but retrospective adoption is permitted. The Company is currently evaluating the method of adoption and the impact of the guidance on our disclosures in future periods.
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

Note 3. Acquisitions and Divestitures
2026 Business Combination
On July 24, 2026, the Company entered into a definitive agreement to acquire 100% ownership in WaterFleet Intermediate Holdings, Inc. ("WaterFleet"), a company specializing in mobile water and wastewater utility services, and workforce relief solutions. The purchase price is approximately $200 million subject to customary adjustments for working capital and other matters. The acquisition will be included in the Water Solutions and Services segment and is expected to close in 2026.
On July 1, 2026, the Company acquired 100% ownership in TriOS Mess- und Datentechnik GmbH and its subsidiaries ("TriOS") for approximately €190 million ($216 million), subject to customary adjustments for working capital and other matters. TriOS is headquartered in Rastede, Germany, and specializes in optical sensing and measurement systems for water quality monitoring. The acquisition will be included in the financial results for the Measurement and Control Solutions segment beginning in the third quarter of 2026.
2025 Business Combination
Pac Machine
On December 2, 2025, the Company acquired Pac Machine Company ("Pac Machine"), a leading distributor specializing in the sale, rental and service of pumps, generators, and other dewatering equipment for mining, construction, agriculture, energy and marine sectors. The acquisition strengthens the Company's presence in Northern California and Nevada, while providing synergy opportunities. Our condensed consolidated financial statements include Pac Machine's results of operations within the Water Solutions and Services segment.
Total fair value of consideration transferred was $66 million ($62 million, net of cash acquired), of which $54 million ($50 million, net of cash acquired) was paid at closing. The consideration transferred includes $3 million related to the non-cash settlement of a preexisting receivable owed by the acquiree to the Company. The remaining consideration of $9 million will be paid over the next four years, subject to working capital and other customary adjustments.
As of June 30, 2026, preliminary purchase accounting includes intangible assets totaling $27 million, consisting of customer relationships valued using the multi-period excess earnings method ("MEEM"), and goodwill totaling $32 million. The amount of goodwill recognized in the acquisition is not deductible for U.S. income tax purposes and is primarily attributable to costs and revenue synergies expected from combining the operations of Pac Machine with Xylem.
The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information becomes available but no later than one year from the acquisition date.
EMX Holdings, Inc.
On July 23, 2025, the Company acquired 100% ownership interest in EMX Holdings, Inc. and its subsidiary ("EnviroMix"). EnviroMix is headquartered in South Carolina, U.S., and provides mixing and process control products and services to municipal and industrial customers. This acquisition expands the Company's treatment offerings and provides synergy opportunities. The operating results of EnviroMix have been included in the Company's results of operations since the acquisition date within the Water Infrastructure segment.
The total fair value of consideration transferred was $106 million, which was paid in cash on closing date. The fair value of assets and liabilities acquired resulting from the purchase price allocation consisted primarily of $76 million in goodwill and $34 million for customer relationships and other identifiable intangible assets. The identifiable intangible assets were valued using the MEEM method, the relief from royalty ("RFR") method, or the with and without method, all of which are forms of the income approach. The goodwill recognized in the acquisition is not deductible for U.S. income tax purposes and is primarily attributable to management know-how and the costs and revenue synergies expected from combining the operations of EnviroMix with Xylem.
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
2025 Asset Acquisition
Vacom Systems, LLC
On April 1, 2025, we acquired Vacom Systems, LLC ("Vacom"), a wastewater treatment company that specializes in non-fouling, non-scaling evaporator and crystallizer systems, headquartered in Utah, U.S. The transaction had a total cash consideration of $42 million, of which $37 million was paid at closing, with the rest expected to be paid during the year ended December 31, 2026. Additionally, the transaction consideration contained an earn out of 5% royalty on future revenue generated in connection with Vacom's proprietary technologies during the first five years following the acquisition. The earn out has a maximum pay out of $25 million.
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
2026 Divestiture
On May 26, 2026, we completed the divestiture of our previously held-for-sale international metering business, part of the Measurement and Control Solutions segment, for total fair value consideration of approximately $80 million ($75 million, net of cash transferred). Total consideration includes $63 million in cash ($52 million net of cash transferred and pending settlements as of June 30, 2026), a $10 million note receivable, and a receivable for an estimated $7 million post-closing working capital adjustment.
As a result of the sale, the Company recognized a cumulative loss of $37 million, of which $23 million was recognized during the year ended December 31, 2025, and the remaining $14 million was recognized during 2026. The loss is presented within "Loss on sale of businesses" in the condensed consolidated income statements.
The company also completed certain other divestitures, which generated aggregate cash proceeds of approximately $7 million and resulted in a net gain of $2 million during 2026.
2025 Divestiture
On February 7, 2025, we completed the divestiture of our previously held-for-sale Evoqua Magneto business, which was part of the Water Infrastructure segment, for a cash selling price of $61 million ($48 million, net of cash transferred). As a result of the sale, we recorded a loss of $10 million in the first quarter of the prior year, partially offset by a $2 million favorable final working capital adjustment recorded in the third quarter of the prior year, resulting in a total loss of $8 million. The loss is presented on the condensed consolidated income statement within "Loss on sale of businesses".
The Company also completed certain other divestitures, which generated aggregate cash proceeds of approximately $2 million.

Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Revenue from contracts with customers	$2,262	$2,227	$4,321	$4,229
Lease Revenue	74	74	140	141
Total	$2,336	$2,301	$4,461	$4,370

The following table reflects revenue from contracts with customers by application.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Water Infrastructure
Transport	$421	$385	$789	$730
Treatment	262	265	497	501

Applied Water
Building Solutions	286	270	548	517
Industrial Water	215	213	401	401

Measurement and Control Solutions
Smart Metering and Other	415	449	832	853
Analytics	93	91	184	177

Water Solutions and Services
Capital and Other	314	299	564	553
Services	256	255	506	497

Total	$2,262	$2,227	$4,321	$4,229

The following table reflects revenue from contracts with customers by geographical region.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Water Infrastructure
United States	$275	$238	$513	$448
Western Europe	245	239	460	450
Emerging Markets (a)	107	120	207	235
Other	56	53	106	98

Applied Water
United States	286	266	543	505
Western Europe	102	107	200	205
Emerging Markets (a)	80	77	142	142
Other	33	33	64	66

Measurement and Control Solutions
United States	355	360	698	682
Western Europe	74	89	165	166
Emerging Markets (a)	38	52	77	97
Other	41	39	76	85

Water Solutions and Services
United States	372	406	737	782
Western Europe	31	26	56	50
Emerging Markets (a)	61	57	116	106
Other	106	65	161	112

Total	$2,262	$2,227	$4,321	$4,229
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

(in millions)	Contract Assets (a)	Contract Liabilities
Balance at January 1, 2026	$510	$286
Additions, net (b)	281	178
Revenue recognized from opening balance	—	(182)
Billings transferred to accounts receivable	(184)	—
Foreign currency and other	(22)	(10)
Balance at June 30, 2026	$585	$272

Balance at January 1, 2025	$303	$322
Additions, net	230	214
Revenue recognized from opening balance	—	(227)
Billings transferred to accounts receivable	(156)	—
Foreign currency and other	6	(4)
Balance at June 30, 2025	$383	$305
(a)Excludes receivable balances, which are disclosed on the Condensed Consolidated Balance Sheets
(b)Additions include revenue recorded in the current period of $36 million pertaining to performance obligations that were partially satisfied during previous periods. Such amount relates primarily to changes in scope and price.
Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of June 30, 2026, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $2,924 million. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year.

Note 5. Restructuring and Asset Impairment Charges
Restructuring
From time to time, the Company will incur costs related to restructuring actions in order to streamline our organization, optimize our cost base, and strengthen our competitive position and ability to better serve our customers. During the three and six months ended June 30, 2026, we incurred restructuring charges of $11 million and $42 million, respectively. During the three and six months ended June 30, 2025, we incurred restructuring charges of $22 million and $39 million, respectively.
The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
By component:
Severance and other charges	$12	$21	$43	$39
Asset impairment	—	1	1	1
Reversal of restructuring accruals	(1)	—	(2)	(1)
Total restructuring costs	$11	$22	$42	$39
Asset impairment charges	—	4	—	8
Total restructuring and asset impairment charges	$11	$26	$42	$47

By segment:
Water Infrastructure	$2	$9	$28	$22
Applied Water	3	9	4	12
Measurement and Control Solutions	3	5	6	6
Water Solutions and Services	3	1	4	5
Corporate and other	—	2	—	2

The following table displays a roll-forward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within "Accrued and other current liabilities" and "Other non-current accrued liabilities", for the six months ended June 30, 2026 and 2025:

(in millions)	2026	2025
Restructuring accruals - January 1	$34	$25
Restructuring costs	42	39
Cash payments	(49)	(36)
Asset impairment	(1)	(1)
Foreign currency and other	(1)	2
Restructuring accruals - June 30	$25	$29

By segment:
Water Infrastructure	$5	$4
Applied Water	1	2
Measurement and Control Solutions	3	2
Water Solutions and Services	3	3
Centralized support facilities (a)	13	18
Corporate and other	—	—
(a)Centralized support facilities consist primarily of support functions, including selling and marketing organizations, that incurred restructuring expense that was allocated to the segments. However, the liabilities associated with restructuring expense were not allocated to the segments.

The following table presents the total costs expected to be incurred, the amount incurred in the period, and the cumulative costs incurred to date for our 2025 and 2026 restructuring actions:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Corporate	Total
Actions Commenced in 2026:
Total expected costs	$—	$7	$1	$3	$—	$11
Costs incurred during Q1 2026	—	—	—	—	—	—
Costs incurred during Q2 2026	—	2	1	3	—	6
Total expected costs remaining	$—	$5	$—	$—	$—	$5

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Corporate	Total
Actions Commenced in 2025:
Total expected costs	$87	$26	$20	$11	$—	$144
Costs incurred in 2025	55	23	9	6	—	93
Costs incurred during Q1 2026	26	1	3	1	—	31
Costs incurred during Q2 2026	2	1	1	—	—	4
Total expected costs remaining	$4	$1	$7	$4	$—	$16
The actions commenced in 2026 consist primarily of severance charges. The actions are expected to continue through the end of 2027.
The actions commenced in 2025 consist primarily of severance charges. The actions are expected to continue through the end of 2026.
During the second quarter of 2026, we also incurred charges of $1 million within the Measurement and Control Solutions segment, related to actions commenced prior to 2024.
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
The income tax provision for the three months ended June 30, 2026 was $103 million resulting in an effective tax rate of 28.3%, compared to a $75 million expense resulting in an effective tax rate of 25.0% for the same period in 2025. The income tax provision for the six months ended June 30, 2026 was $158 million resulting in an effective tax rate of 26.0%, compared to a $125 million expense resulting in an effective tax rate of 24.2% for the same period in 2025. The effective tax rate for the three and six month periods ended June 30, 2026 was higher than the U.S. federal statutory rate primarily due to earnings mix and the impact of the 2026 international metering business divestiture.
Unrecognized Tax Benefits
During 2019, Xylem’s Swedish subsidiary received a tax assessment from the Swedish Tax Agency (the "STA") for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. Xylem filed an appeal with the Administrative Court of Växjö, which rendered a decision adverse to Xylem in June 2022 for SEK837 million (approximately $86 million USD) consisting of the full tax assessment amount plus penalties and interest. Xylem appealed this decision with the intermediate appellate court, the Administrative Court of Appeal, and on May 15, 2024, that court rendered a decision in favor of Xylem and also remanded an issue to the trial court for resolution. In December 2025, the trial court issued a ruling on the remanded issue in Xylem's favor. The STA has appealed this ruling to the Administrative Court of Appeal. Management, in consultation with external legal advisors, continues to believe it is more likely than not that Xylem will prevail on the proposed assessment and will continue to vigorously defend our position through this litigation. There can be no assurance that the final determination by the authorities will not be materially different than our position. As of June 30, 2026, we have not recorded any unrecognized tax benefits related to this uncertain tax position.

Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income attributable to Xylem (in millions)	$263	$226	$456	$395
Shares (in thousands):
Weighted average common shares outstanding	236,276	243,370	239,518	243,227
Add: Participating securities (a)	19	27	16	24
Weighted average common shares outstanding — Basic	236,295	243,397	239,534	243,251
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	238	314	269	333
Dilutive effect of restricted stock units and performance share units	41	148	164	236
Weighted average common shares outstanding — Diluted	236,574	243,859	239,967	243,820
Basic earnings per share	$1.11	$0.93	$1.90	$1.62
Diluted earnings per share	$1.11	$0.93	$1.90	$1.62
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Stock options	1,145	1,006	1,033	936
Restricted stock units	451	442	379	390
Performance share units	12	181	34	207

Note 8. Inventories
The components of total inventories are summarized as follows:

(in millions)	June 30, 2026	December 31, 2025
Finished goods	$353	$342
Work in process	104	100
Raw materials	559	541
Total inventories	$1,016	$983

Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2026 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance as of January 1, 2026	$2,264	$905	$2,270	$2,893	$8,332
Activity in 2026
Acquisitions	—	—	—	(2)	(2)
Divestitures	(1)	—	(1)	—	(2)
Reclassification to assets held for sale	—	(2)	—	—	(2)
Foreign currency and other	(22)	(6)	(36)	(6)	(70)
Balance as of June 30, 2026	$2,241	$897	$2,233	$2,885	$8,256

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	June 30, 2026			December 31, 2025
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$2,176	$(747)	$1,429	$2,180	$(688)	$1,492
Proprietary technology and patents	423	(207)	216	430	(185)	245
Trademarks	182	(134)	48	183	(126)	57
Software (a)	631	(429)	202	644	(431)	213
Other	151	(63)	88	153	(56)	97
Indefinite-lived intangibles	167	—	167	168	—	168
Other Intangibles	$3,730	$(1,580)	$2,150	$3,758	$(1,486)	$2,272
(a)Includes capitalized software developed as a product or service offered directly to external customers. As of June 30, 2026 and December 31, 2025, we had net capitalized software used in sales and services to external customers of $166 million and $175 million, respectively.
Amortization expense related to finite-lived intangible assets was $75 million and $150 million for the three and six-month periods ended June 30, 2026, respectively. Amortization expense related to finite-lived intangible assets was $76 million and $153 million for the three and six-month periods ended June 30, 2025, respectively.
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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures for which we enter into cash flow hedges relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty, and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $374 million and $759 million as of June 30, 2026 and December 31, 2025, respectively. The most significant foreign currency derivatives are as follows:

(in millions)		Notional Value
Sell Currency	Buy Currency	June 30, 2026	December 31, 2025
USD	EUR	$145	$275
EUR	SEK	104	226
GBP	EUR	58	119
CAD	EUR	23	44
CAD	USD	17	37
EUR	PLN	13	33
AUD	EUR	14	25
		$374	$759
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
As of June 30, 2026, the total notional amount of derivative instruments designated as net investment hedges was $4,291 million and $3,171 million as of June 30, 2026 and December 31, 2025, respectively.

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income. Items in the table below reflect changes in "Other comprehensive income (loss)" ("OCI/L") within the Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss)/gain recognized in OCI/L	$(4)	$15	$(12)	$30
Amount of loss/(gain) reclassified from OCI/L into Revenue	1	2	(2)	5
Amount of gain reclassified from OCI/L into Cost of revenue	(2)	(1)	(4)	(2)

Derivatives Net Investment Hedges
Cross-Currency Swaps
Amount of gain/(loss) recognized in OCI/L	$15	$(271)	$85	$(355)
Amount of income recognized in Interest expense	15	9	28	20
As of June 30, 2026, $8 million of net loss on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of June 30, 2026, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.
The fair values of our derivative contracts currently included in our hedging program were as follows:

(in millions)	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Prepaid and other current assets	$—	$7
Net Investment Hedges
Other non-current assets	$6	$—
Liabilities
Cash Flow Hedges
Accrued and other current liabilities	$(8)	$(2)
Net Investment Hedges
Other non-current accrued liabilities	$(233)	$(317)

Note 11. Current Liabilities
The components of total Accrued and other current liabilities are as follows:

(in millions)	June 30, 2026	December 31, 2025
Compensation and other employee-benefits	$309	$371
Customer-related liabilities	358	370
Accrued taxes	198	207
Lease liabilities	129	121
Accrued warranty costs	43	43
Accrued commissions	39	40
Accrued restructuring liabilities	25	34
Other accrued liabilities	79	51
Total accrued and other current liabilities	$1,180	$1,237
The Company facilitates the opportunity for suppliers to participate in voluntary supply chain financing programs with third-party financial institutions. Xylem agrees on commercial terms, including payment terms, with suppliers regardless of program participation. The Company does not determine the terms or conditions of the arrangement between suppliers and the third-party financial institutions. Participating suppliers are paid directly by the third-party financial institution. Xylem pays the third-party financial institution the stated amount of confirmed invoices from its designated suppliers at the original invoice amount on the original maturity dates of the invoices, ranging from 45 to 180 days. Xylem does not pay fees related to these programs. Xylem or the third-party financial institutions may terminate the agreements upon at least 30 days notice. The total outstanding balance presented within "Accounts payable" on our Condensed Consolidated Balance Sheets under these programs is $269 million and $244 million as of June 30, 2026 and December 31, 2025, respectively.
The table below provides changes in the confirmed obligations outstanding related to our supplier financing programs over the six months ended June 30, 2026:

(in millions)	2026
Confirmed obligations outstanding – January 1	$244
Invoices confirmed	496
Confirmed invoices paid	(469)
Foreign currency and other	(2)
Confirmed obligations outstanding – June 30	$269

Note 12. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	June 30, 2026	December 31, 2025
3.250% Senior Notes due 2026 (a)	$500	$500
1.950% Senior Notes due 2028 (a)	500	500
2.250% Senior Notes due 2031 (a)	500	500
5.200% Senior Notes due 2033 (a)	500	—
5.450% Senior Notes due 2036 (a)	500	—
4.375% Senior Notes due 2046 (a)	400	400
Equipment Financing due 2026 to 2032	23	27
Other	24	27
Debt issuance costs and unamortized discount (b)	(21)	(12)
Total debt	2,926	1,942
Less: short-term borrowings and current maturities of long-term debt	531	534
Total long-term debt	$2,395	$1,408
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2026 was $499 million and $497 million as of June 30, 2026 and December 31, 2025, respectively. The fair value of our Senior Notes due 2028 was $481 million and $480 million as of June 30, 2026 and December 31, 2025, respectively. The fair value of our Senior Notes due 2031 was $452 million and $454 million as of June 30, 2026 and December 31, 2025, respectively. The fair value of our Senior Notes due 2033 was $509 million as of June 30, 2026. The fair value of our Senior Notes due 2036 was $512 million as of June 30, 2026. The fair value of our Senior Notes due 2046 was $336 million and $340 million as of June 30, 2026 and December 31, 2025, respectively.
(b)The debt issuance costs and unamortized discount are recognized as a reduction in the carrying value of the Senior Notes in the Condensed Consolidated Balance Sheets and are being amortized to interest expense in our Condensed Consolidated Income Statements over the expected remaining terms of the Senior Notes.
Senior Notes
On May 29, 2026, we issued $500 million aggregate principal amount of 5.200% Senior Notes due June 1, 2033 (the “Senior Notes due 2033”) and $500 million aggregate principal amount of 5.450% Senior Notes due June 1, 2036 (the “Blue Notes due 2036” and, together with the Senior Notes due 2033, the “Notes”). The Notes are unsecured and unsubordinated obligations of the Company and rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness. The Notes are not guaranteed by any of our subsidiaries.
The Notes include covenants that restrict our ability, and the ability of our restricted subsidiaries, to incur debt secured by liens on certain property above a threshold, to engage in certain sale and leaseback transactions involving certain property above a threshold, and to consolidate or merge, or convey or transfer all or substantially all of our assets. We may redeem the Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Notes to be redeemed, plus a make-whole premium. We may also redeem the Notes in certain other circumstances, as set forth in the applicable Notes indenture.
If a change of control triggering event (as defined in the indenture) occurs, the Company is required to offer to repurchase the Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. The indenture also contains customary provisions regarding events of default, defeasance, and amendment, including the ability to modify certain terms with the consent of holders of a majority in principal amount of the outstanding Notes.
Interest on the Notes is payable on June 1 and December 1 of each year. As of June 30, 2026, we are in compliance with all covenants for the Notes.
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
Interest on the Green Bond is payable on January 30 and July 30 of each year. As of June 30, 2026, we are in compliance with all covenants for the Green Bond.
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
Interest on the Senior Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of June 30, 2026, we are in compliance with all covenants for the Senior Notes.
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

The 2023 Credit Facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio (or maximum leverage ratio), which will be based on the last four fiscal quarters. In accordance with the terms of the agreement to the 2023 Credit Facility, Xylem may not exceed a maximum leverage ratio of 4.00 to 1.00 for a period of four consecutive fiscal quarters beginning with the fiscal quarter during which a material acquisition is consummated and a maximum leverage ratio of 3.50 to 1.00 thereafter for a minimum of four fiscal quarters before another material acquisition is consummated. In addition, the 2023 Credit Facility contains a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2023 Credit Facility also contains customary events of default. Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2023 Credit Facility, subject to certain requirements and conditions set forth in the 2023 Credit Facility. As of June 30, 2026, the 2023 Credit Facility was undrawn, and we are in compliance with all revolver covenants. The 2023 Credit Facility has availability of $1 billion, comprised of the $1 billion aggregate principal as of June 30, 2026.
As of June 30, 2026 the future maturities of our debt were as follows:

(in millions)	Maturity
From July 1, 2026 through December 31, 2026	$527
2027	11
2028	508
2029	1
2030	—
Thereafter	1,900
Total Future Maturities	2,947
Debt issuance costs and unamortized discount (a)	(21)
Total	$2,926
(a) The debt issuance costs and unamortized discount is recognized as a reduction in the carrying value of the Senior Notes in the Consolidated Balance Sheets and is being amortized to interest expense in our Consolidated Income Statements over the expected remaining terms of the Senior Notes.
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $1 billion inclusive of the 2023 Credit Facility. As of June 30, 2026 and December 31, 2025, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding, respectively.
Euro Commercial Paper Program
On June 3, 2019, Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $568 million USD) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of June 30, 2026 and December 31, 2025, none of the Company's Euro commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.

Note 13. Post-retirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Domestic defined benefit pension plans:
Service cost	$1	$—	$1	$1
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(2)	(2)	(3)
Amortization of net actuarial loss	—	1	1	1
Net periodic benefit cost	$1	$—	$2	$1
International defined benefit pension plans:
Service cost	$3	$3	$5	$5
Interest cost	4	4	9	8
Expected return on plan assets	(4)	(3)	(7)	(6)
Amortization of actuarial gain	$—	$—	$(2)	$—
Net periodic benefit cost	$3	$4	$5	$7
Total net periodic benefit cost	$4	$4	$7	$8
The components of net periodic benefit cost, other than the service cost component, are included in the line item "Other non-operating (expense)/income, net" in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other post-retirement employee benefit plans was less than $1 million, including net credits recognized into "Other comprehensive income (loss)" of less than $1 million, for each of the three and six months ended June 30, 2026 and 2025, respectively.
We contributed $11 million and $9 million to our defined benefit plans for the six months ended June 30, 2026 and 2025, respectively. Additional contributions ranging between approximately $12 million and $16 million are expected to be made during the remainder of 2026.

Note 14. Equity
The following table shows the changes in stockholders' equity for the six months ended June 30, 2026:

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest	Total
Balance at January 1, 2026	$3	$8,759	$3,706	$(768)	$(220)	$11	$11,491
Net income attributable to Xylem	—	—	193	—	—	—	193
Other comprehensive loss, net	—	—	—	—	(9)	(2)	(11)
Dividends declared ($0.43 per share)	—	—	(105)	—	—	—	(105)
Stock incentive plan activity	—	13	—	(14)	—	—	(1)
Distributions to minority shareholder	—	—	—	—	—	(1)	(1)
Repurchase of common stock	—	—	—	(586)	—	—	(586)
Balance at March 31, 2026	$3	$8,772	$3,794	$(1,368)	$(229)	$8	$10,980
Net income attributable to Xylem	—	—	263	—	—	—	263
Other comprehensive income (loss), net	—	—	—	—	(73)	1	(72)
Divestiture of non-controlling interest	—	—	—	—	—	(7)	(7)
Dividends declared ($0.43 per share)	—	—	(101)	—	—	—	(101)
Net income attributable to non-controlling interests	—	—	—	—	—	1	1
Stock incentive plan activity	—	15	—	—	—	—	15
Repurchase of common stock	—	—	—	(655)	—	—	(655)
Balance at June 30, 2026	$3	$8,787	$3,956	$(2,023)	$(302)	$3	$10,424

The following table shows the changes in stockholders' equity for the six months ended June 30, 2025:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest	Total
Balance at January 1, 2025	$3	$8,687	$3,140	$(753)	$(435)	$5	$10,647
Net income attributable to Xylem	—	—	169	—	—	—	169
Other comprehensive income, net	—	—	—	—	98	—	98
Dividends declared ($0.40 per share)	—	—	(98)	—	—	—	(98)
Net Income attributable to non-controlling interests	—	—	—	—	—	1	1
Stock incentive plan activity	—	18	—	(13)	—	—	5
Balance at March 31, 2025	$3	$8,705	$3,211	$(766)	$(337)	$6	$10,822
Net income attributable to Xylem	—	—	226	—	—	—	226
Other comprehensive (loss) income, net	—	—	—	—	115	—	115
Other activity	—	—	—	—	—	1	1
Dividends declared ($0.40 per share)	—	—	(98)	—	—	—	(98)
Distribution to minority shareholders	—	—	—	—	—	(2)	(2)
Net Income attributable to non-controlling interests	—	—	—	—	—	2	2
Stock incentive plan activity	—	15	—	—	—	—	15
Balance at June 30, 2025	$3	$8,720	$3,339	$(766)	$(222)	$7	$11,081

Note 15. Share-Based Compensation Plans
Share-based compensation expense was $12 million and $25 million during the three and six months ended June 30, 2026, respectively, and $13 million and $25 million during the three and six months ended June 30, 2025, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $16 million, $56 million and $28 million, respectively, at June 30, 2026 and is expected to be recognized over a weighted average period of 2.2, 2.2 and 2.0 years, respectively. The amount of cash received from the exercise of stock options was $2 million and $8 million for the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, there were 4.0 million shares of common stock available for future awards.

Stock Option Grants
The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2026:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2026	1,142	$95.75	6.4	$46
Granted	287	128.24
Exercised	(31)	77.93
Forfeited and expired	(23)	128.77
Other	(1)	129.67
Outstanding at June 30, 2026	1,374	$102.37	6.6	$28
Options exercisable at June 30, 2026	869	$86.95	5.0	$28
Vested and expected to vest as of June 30, 2026	1,307	$101.02	6.4	$28
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the six months ended June 30, 2026 was $1 million.
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

The following is a summary of restricted stock unit activity for the six months ended June 30, 2026. The fair value of the restricted share unit awards is determined using the closing price of our common stock on date of grant:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2026	506	$123.27
Granted	289	127.60
Vested	(239)	$118.75
Forfeited	(20)	129.37
Other	(4)	123.24
Outstanding at June 30, 2026	532	$127.41
Performance Share Unit Grants
Performance share units awarded under the long-term incentive plan vest based upon performance by the Company over a three-year period against targets approved by the Leadership Development & Compensation Committee of the Company's Board of Directors prior to the grant date. The performance share units were each awarded at a target of 100% with actual payout for each type of grant contingent upon the achievement of performance targets as follows:
•EBITDA performance share units — a third-year adjusted EBITDA performance target
•TSR performance share units — a relative TSR performance target
•Revenue performance share units — a pre-set third-year revenue target
•EPS performance share units — a cumulative three-year EPS performance target
The calculated compensation cost for EBITDA, Revenue and EPS performance share units is adjusted based on an estimate of awards ultimately expected to vest and our assessment of the probable outcome of the performance condition.
Adjusted EBITDA Performance Share Unit Grants
The fair value of the adjusted EBITDA performance share units is determined using the closing share price on the date of the grant.
The following is a summary of our adjusted EBITDA grants for the six months ended June 30, 2026:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2026	47	$113.89
Adjustment for Performance Condition Achieved (a)	18	100.50
Vested	(42)	100.50
Forfeited	(2)	125.86
Outstanding at June 30, 2026	21	$127.94
(a) Represents an increase in the number of original EBITDA performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.

TSR Performance Share Unit Grants
The following is a summary of our Total Shareholder Return ("TSR") performance share unit grants for the six months ended June 30, 2026:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2026	146	$157.41
Granted	63	108.88
Adjustment for Market Condition Achieved (a)	3	109.04
Vested	(51)	109.04
Forfeited	(7)	169.22
Outstanding at June 30, 2026	154	$152.08
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

Volatility	22.90%
Risk-free interest rate	3.49%

Revenue Performance Share Unit Grants
The fair value of the revenue performance share unit awards is determined using the closing price of our common stock on date of grant.
The following is a summary of our Revenue performance share unit grants for the six months ended June 30, 2026:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2026	47	$113.89
Adjustment for Performance Condition Achieved (a)	5	100.50
Vested	(29)	100.50
Forfeited	(1)	125.86
Outstanding at June 30, 2026	22	$127.94
(a) Represents an increase in the number of original revenue performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.

EPS Performance Share Unit Grants
The fair value of the earnings per share ("EPS") performance share unit awards is determined using the closing price of our common stock on date of grant.
The following is a summary of our EPS performance share unit grants for the six months ended June 30, 2026:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2026	52	$129.82
Granted	63	131.26
Forfeited	(4)	130.22
Outstanding at June 30, 2026	111	$130.62
Employee Share Purchase Plan
Effective May 18, 2026, we adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees to contribute up to 15% of their base compensation to purchase shares of our common stock at 85% of the lesser of the closing market price on the first or last day of the offering period. There are 4.0 million shares authorized for sale in connection with the ESPP, which may include treasury or newly issued shares.
The initial offering period under the ESPP began on June 1, 2026 and will close on November 30, 2026. For the three and six months ended June 30, 2026, no shares have been sold under the ESPP. We accrued less than $1 million of expense for the three and six months ended June 30, 2026 associated with the ESPP.

Note 16. Capital Stock
For the three and six months ended June 30, 2026, the Company repurchased 5.7 million shares of common stock for $648 million and 10.5 million shares of common stock for $1,243 million, respectively. For the three and six months ended June 30, 2025, the Company repurchased less than 0.1 million shares of common stock for less than $1 million and 0.1 million shares of common stock for $13 million, respectively. Repurchases may include share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The details of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. During the first quarter of 2026, the Company repurchased 1.4 million shares of common stock for $182 million a under this program. As of June 30, 2026 there is no additional capacity for share repurchases under this program.
On February 25, 2026, our Board of Directors authorized the repurchase of up to $1.5 billion in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. For the three and six months ended June 30, 2026, the Company repurchased 5.7 million shares and 9.0 million shares of common stock for $648 million and $1,047 million, respectively, under this program. As of June 30, 2026 there are $453 million in additional shares that may still be repurchased under this program.
In relation to the aforementioned share repurchase programs, the Company has accrued a total $12 million in excise taxes as of June 30, 2026. There were no excise taxes accrued related to share repurchase programs as of December 31, 2025.
Aside from the aforementioned repurchase programs, we repurchased less than 0.1 million shares and 0.1 million shares for $0.2 million and $14 million for the three and six months ended June 30, 2026, respectively, and less than 0.1 million shares and 0.1 million shares for approximately less than $1 million and $13 million for the three and six months ended June 30, 2025, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units.

Note 17. Accumulated Other Comprehensive Loss
The following table provides the components of accumulated other comprehensive loss ("AOCL") for the six months ended June 30, 2026:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2026	$(191)	$(39)	$10	$(220)
Foreign currency translation adjustment	16	—	—	16
Amount of currency translation adjustment relating to divestiture of foreign subsidiaries reclassified into net income	5	—	—	5
Tax on foreign currency translation adjustment	(18)	—	—	(18)
Amortization of actuarial gain on post-retirement benefit plans into other non-operating income, net	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(8)	(8)
Tax on unrealized gain on derivative hedge agreements	—	—	2	2
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(3)	(3)
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(2)	(2)
Balance at March 31, 2026	$(188)	$(40)	$(1)	$(229)
Foreign currency translation adjustment	(53)	—	—	(53)
Amount of gain recognized relating to divestiture of foreign subsidiaries reclassified into net income	—	(3)	—	(3)
Amount of currency translation adjustment relating to divestiture of foreign subsidiaries reclassified into net income	(13)	—	—	(13)
Tax on foreign currency translation adjustment	(3)	—	—	(3)
Amortization of actuarial loss on post-retirement benefit plans into other non-operating income, net	—	1	—	1
Foreign currency translation adjustment for post-retirement benefit plans	—	2	—	2
Unrealized loss on derivative hedge agreements	—	—	(4)	(4)
Tax on unrealized loss on derivative hedge agreements	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	1	1
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(2)	(2)
Balance at June 30, 2026	$(257)	$(40)	$(5)	$(302)

The following table provides the components of AOCL for the six months ended June 30, 2025:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2025	$(368)	$(53)	$(14)	$(435)
Foreign currency translation adjustment	56	—	—	56
Amount of currency translation adjustment relating to divestiture of foreign subsidiaries reclassified into net income	8	—	—	8
Tax on foreign currency translation adjustment	20	—	—	20
Foreign currency translation adjustment for post-retirement benefit plans	—	(1)	—	(1)
Unrealized gain on derivative hedge agreements	—	—	15	15
Tax on unrealized gain on derivative hedge agreements	—	—	(2)	(2)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	3	3
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(1)	(1)
Balance at March 31, 2025	$(284)	$(54)	$1	$(337)
Foreign currency translation adjustment	37	—	—	37
Tax on foreign currency translation adjustment	65	—	—	65
Amortization of prior service cost and net actuarial gain on post-retirement benefit plans into other non-operating income, net	—	1	—	1
Foreign currency translation adjustment for post-retirement benefit plans	—	(2)	—	(2)
Unrealized gain on derivative hedge agreements	—	—	15	15
Tax on on unrealized gain on derivative hedge agreements	—	—	(2)	(2)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	2	2
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(1)	(1)
Balance at June 30, 2025	$(182)	$(55)	$15	$(222)

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
We have estimated and accrued $3 million and $4 million as of June 30, 2026 and December 31, 2025, respectively, for these general legal matters.

Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of June 30, 2026 and December 31, 2025, the amount of surety bonds, bank guarantees, insurance letters of credit and stand-by letters of credit was $899 million and $822 million, respectively.
Environmental
In the ordinary course of business, we are subject to federal, state, local, and foreign environmental laws and regulations. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of sites in various countries. Our accrued environmental liabilities represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures at these sites, as well as related legal fees. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $3 million and $4 million as of June 30, 2026 and December 31, 2025, respectively, for environmental matters.
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
Warranties
We warrant numerous products, the terms of which vary widely. In general, we warrant products against defects and specific non-performance. The table below provides changes in the combined current and non-current product warranty accruals over each period:

(in millions)	2026	2025
Warranty accrual – January 1	$53	$57
Net charges for product warranties in the period	14	18
Settlement of warranty claims	(13)	(15)
Foreign currency and other	(1)	1
Warranty accrual – June 30	$53	$61

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

The following tables contain financial information provided to the CODM for each reportable segment:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for the three months ended June 30, 2026
Revenue	$683	$501	$508	$644	$2,336
Less:
Adjusted cost of revenue (a)	353	316	309	395
Adjusted operating expenses (a)	162	87	116	129
Other segment items (b)	11	(3)	20	29
Segment operating income	$157	$101	$63	$91	$412
Reconciliation of segment operating income
Corporate and other operating (loss)					(22)
Interest expense					(7)
Other non-operating (expense)/income, net					(3)
Loss on sale of businesses					(16)
Income before income taxes					$364

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for the three months ended June 30, 2025
Revenue	$650	$483	$540	$628	$2,301
Less:
Adjusted cost of revenue (a)	365	299	324	403
Adjusted operating expenses (a)	158	90	118	119
Other segment items (b)	24	10	30	28
Segment operating income	$103	$84	$68	$78	$333
Reconciliation of segment operating income
Corporate and other operating (loss)					(28)
Interest expense					(9)
Other non-operating income, net					3
Income before income taxes					$299

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for six months ended June 30, 2026
Revenue	$1,286	$949	$1,016	$1,210	$4,461
Less:
Adjusted cost of revenue (a)	687	601	626	761
Adjusted operating expenses (a)	314	171	224	246
Other segment items (b)	52	(1)	46	56
Segment operating income	$233	$178	$120	$147	$678
Reconciliation of segment operating income
Corporate and other operating (loss)					(44)
Interest expense					(11)
Other non-operating (expense)/income, net					(3)
Loss on sale of businesses					(12)
Income before income taxes					$608

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for six months ended June 30, 2025
Revenue	$1,231	$918	$1,030	$1,191	$4,370
Less:
Adjusted cost of revenue (a)	694	577	627	774
Adjusted operating expenses (a)	303	170	223	233
Other segment items (b)	51	15	56	62
Segment operating income	$183	$156	$124	$122	$585
Reconciliation of segment operating income
Corporate and other operating (loss)					(49)
Interest expense					(17)
Other non-operating income, net					7
Loss on sale of businesses					(10)
Income before income taxes					$516
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Depreciation and Amortization:
Water Infrastructure	$24	$24	$50	$47
Applied Water	7	9	15	17
Measurement and Control Solutions	41	44	81	83
Water Solutions and Services	66	71	131	139
Corporate and other	2	(3)	3	4
Total	$140	$145	$280	$290
Capital Expenditures:
Water Infrastructure	$8	$11	$18	$22
Applied Water	7	5	11	14
Measurement and Control Solutions	16	20	31	36
Water Solutions and Services	37	43	82	63
Centralized support facilities (a)	11	10	25	17
Corporate and other	10	9	12	17
Total	$89	$98	$179	$169
(a)Represents capital expenditures incurred by the centralized support facilities that are not allocated to the segments.

Note 20. Redeemable Non-Controlling Interest
The holders of the non-controlling interest in Idrica, a consolidated subsidiary of the Company, have a right to sell the remaining equity interest in Idrica to the Company for cash (the “Put Right”). The Put Right is exercisable after December 10, 2027 and has a fixed strike price of €168 million during the first two years after it is exercisable. Beginning in the third year of exercisability, the Put Right is exercisable at the fair market value of underlying equity interests. Redeemable non-controlling interest is reflected in the consolidated balance sheets at the greater of the carrying value or the redemption value. As of June 30, 2026, the redeemable non-controlling interest is reflected in the consolidated balance sheet at its carrying value.
The following table shows the changes in the redeemable non-controlling interest for the six months ended June 30, 2026 and June 30, 2025:

(in millions)	2026	2025
Redeemable non-controlling interest - January 1	$258	$235
Net loss attributable to non-controlling interest	(4)	(3)
Cumulative Translation adjustment	(5)	—
Redeemable non-controlling interest - March 31	$249	$232
Net loss attributable to non-controlling interest	(3)	(4)
Cumulative Translation adjustment	(4)	—
Redeemable non-controlling interest - June 30	$242	$228

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Summary
Xylem reported revenue for the second quarter of 2026 of $2,336 million, an increase of 1.5% compared to $2,301 million reported in the second quarter of 2025. The revenue increase consisted primarily of organic growth of $30 million, or 1.3%, and favorable foreign currency impacts of $29 million. Revenue growth was partially offset by the net impact of $31 million of revenue loss from divestitures and $7 million of additional revenue from acquisitions.
Additional financial highlights for the quarter ended June 30, 2026 include the following:
•Orders of $3,086 million, up 42.0% from $2,174 million in the prior year period, and up 40.9% on an organic basis.
•Earnings per share of $1.11, up 19.4% compared to prior year ($1.46, up 15.9% versus prior year, on an adjusted basis).
•Net income attributable to Xylem as a percent of revenue of 11.3%, up 150 basis points compared to 9.8% in the prior year. Adjusted EBITDA margin of 23.3%, up 150 basis points when compared to 21.8% in the prior year.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions, except for per share data)	2026		2025		2026		2025
Net income attributable to Xylem & Earnings per share	$263	$1.11	$226	$0.93	$456	$1.90	$395	$1.62
Restructuring and realignment	15	0.06	29	0.12	53	0.22	56	0.23
Acquired intangible amortization	52	0.22	54	0.22	107	0.44	110	0.45
Special charges	(3)	(0.01)	13	0.05	7	0.03	25	0.10
Tax-related special items	15	0.06	5	0.02	16	0.07	5	0.02
Loss from sale of businesses	16	0.07	—	—	12	0.05	10	0.04
Tax effects of adjustments (a)	(13)	(0.05)	(20)	(0.08)	(34)	(0.14)	(42)	(0.17)
Adjusted net income & Adjusted earnings per share	$345	$1.46	$307	$1.26	$617	$2.57	$559	$2.29
Weighted average number of shares - diluted	236.6		243.9		240.0		243.8

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
•“special charges" defined as non-recurring costs incurred by the Company, such as those related to acquisitions and integrations, divestitures, non-cash impairment charges and other special charges. In 2026, these charges include reductions of expense related to the refunds of certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”).
•"tax-related special items" defined as tax items, such as tax return versus tax provision adjustments, tax exam impacts, tax law change impacts, excess tax benefits/losses and other discrete tax adjustments.
•"free cash flow" defined as net cash from operating activities, less capital expenditures, as reported in the Statement of Cash Flows. Our definition of "free cash flow" does not consider certain non-discretionary cash payments, such as debt. The following table provides a reconciliation of free cash flow.

	Six Months Ended
	June 30,
(in millions)	2026	2025
Net cash provided by operating activities	$398	$338
Capital expenditures	(179)	(169)
Free cash flow	$219	$169
Net cash used in investing activities	$(98)	$(140)
Net cash used by financing activities	$(484)	$(244)

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2026	2025	Change		2026	2025	Change
Revenue	$2,336	$2,301	1.5%		$4,461	$4,370	2.1%
Gross profit	963	892	8.0%		1,766	1,660	6.4%
Gross margin	41.2%	38.8%	240	bp	39.6%	38.0%	160	bp
Total operating expenses	573	587	(2.4)%		1,132	1,124	0.7%
Expense to revenue ratio	24.5%	25.5%	(100)	bp	25.4%	25.7%	(30)	bp
Operating income	390	305	27.9%		634	536	18.3%
Operating margin	16.7%	13.3%	340	bp	14.2%	12.3%	190	bp
Interest and other non-operating expense, net	(10)	(6)	66.7%		(14)	(10)	40.0%
Loss on sale of businesses	(16)	—	—%		(12)	(10)	20.0%
Income tax expense	(103)	(75)	37.3%		(158)	(125)	26.4%
Tax rate	28.3%	25.0%	330	bp	26.0%	24.2%	180	bp
Net income	$261	$224	16.5%		$450	$391	15.1%
Net loss attributable to non-controlling interests	2	2	—%		6	4	50.0%
Net income attributable to Xylem	$263	$226	16.4%		$456	$395	15.4%
NM - Not meaningful change
Revenue
Revenue generated during the three and six months ended June 30, 2026 was $2,336 million and $4,461 million, respectively, reflecting an increase of $35 million, or 1.5%, and an increase of $91 million, or 2.1% compared to the prior year. Organic revenue increased $30 million, or 1.3%, and $21 million, or 0.5% for the three and six months ended June 30, 2026, respectively. Foreign currency translation had a favorable impact on revenue of $29 million for the three months ended June 30, 2026, and a favorable impact on revenue of $94 million for the six months ended June 30, 2026. The loss of revenue from divestitures of $31 million was partially offset by a corresponding increase in revenue from acquisitions of $7 million for the three months ended June 30, 2026. For the six months ended June 30, 2026 the loss of revenue from divestitures of $36 million was partially offset by a corresponding increase in revenue from acquisitions of $12 million. The increase in organic revenue for the three months ended June 30, 2026 is primarily due to increased sales volume in the U.S. in our Water Infrastructure segment and strong data center project growth in our Applied Water segment. The increase in organic revenue for the six months ended June 30, 2026 is primarily due to increased sales volume in the U.S. in our Water Infrastructure segment and strong price realization and backlog execution in the U.S. in our Applied Water segment.

The following tables illustrate the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three and six months ended June 30, 2026:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change (b)	$ Change	% Change (b)	$ Change	% Change (b)	$ Change	% Change (b)	$ Change	% Change (b)
2025 Revenue	$650		$483		$540		$628		$2,301
Organic Growth	17	2.6%	13	2.7%	(7)	(1.4)%	7	1.1%	30	1.3%
Acquisitions	4	0.6%	—	—%	—	—%	3	0.5%	7	0.3%
Divestitures	(2)	(0.3)%	—	—%	(29)	(5.4)%	—	—%	(31)	(1.3)%
Foreign currency translation (a)	14	2.2%	5	1.0%	4	0.8%	6	0.9%	29	1.3%
Total change in revenue	33	5.1%	18	3.7%	(32)	(5.9)%	16	2.5%	35	1.5%
2026 Revenue	$683		$501		$508		$644		$2,336
(a)Foreign currency translation impact for the year due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, Australian Dollar, Hungarian Forint, Chinese Yuan and the Norwegian Krone.
(b)Percentages may not foot due to differences in computational basis.

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change (b)	$ Change	% Change (b)	$ Change	% Change (b)	$ Change	% Change (b)	$ Change	% Change (b)
2025 Revenue	$1,231		$918		$1,030		$1,191		$4,370
Organic Growth	12	1.0%	12	1.3%	—	—%	(3)	(0.3)%	21	0.5%
Acquisitions	7	0.6%	—	—%	—	—%	5	0.4%	12	0.3%
Divestitures	(7)	(0.6)%	—	—%	(29)	(2.8)%	—	—%	(36)	(0.8)%
Foreign currency translation (a)	43	3.5%	19	2.1%	15	1.4%	17	1.4%	94	2.2%
Total change in revenue	55	4.5%	31	3.4%	(14)	(1.4)%	19	1.6%	91	2.1%
2026 Revenue	$1,286		$949		$1,016		$1,210		$4,461
(a)Foreign currency translation impact for the year due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, Australian Dollar, British Pound, Hungarian Forint, Chinese Yuan and the Swedish Krona.
(b)Percentages may not foot due to differences in computational basis.
Water Infrastructure
Water Infrastructure revenue increased $33 million, or 5.1%, for the second quarter of 2026 as compared to the prior year. Revenue growth for the quarter included organic growth of $17 million, or 2.6%, and $14 million of favorable impacts from foreign currency translation. Revenue growth also included the net impact of additional revenue of $4 million from acquisitions and a loss of $2 million of revenue from divestitures. Revenue in the transport application grew $28 million organically due to increased sales volume in the U.S. and increased capital project revenue in western Europe, partially offset by reduced backlog execution in the emerging markets. Revenue growth was partially offset by organic revenue declines in the treatment application of $11 million due to decreased sales volume in Western Europe, targeted exits on non-strategic capital revenue and market softness in Emerging Markets, partially offset by favorable timing of capital projects in the U.S.

Water Infrastructure revenue increased $55 million, or 4.5%, for the six months ended June 30, 2026 as compared to the prior year. Revenue growth for the period included $43 million of favorable impacts from foreign currency translation and organic revenue growth of $12 million, or 1.0%. Revenue growth also included the net impact of $7 million of additional revenue from acquisitions offset by a loss of revenue of $7 million from divestitures. Revenue growth was driven by $31 million of organic growth in the transport application due to increased sales volume and strong backlog execution in the U.S. partially offset by market softness and reduced backlog execution in the emerging markets. Revenue in the treatment application declined by $19 million organically. Organic declines in the treatment application were driven by targeted exits on non-strategic capital revenue, market softness in emerging markets and reduced sales volume and capital project revenue in western Europe, partially offset by favorable timing of capital projects in the U.S.
Applied Water
Applied Water revenue increased $18 million, or 3.7% for the second quarter of 2026 as compared to the prior year. Revenue growth for the quarter included organic revenue growth of $13 million, or 2.7%, and $5 million of favorable foreign currency translation. Building solutions revenue grew $14 million organically, due primarily to backlog execution and price in the U.S. and increased sales volume in western Europe related to the commercial market, partially offset by declines in the residential market in western Europe and the emerging markets. Organic revenue growth was partially offset by organic declines of $1 million in the industrial application due to changing customer dynamics coupled with lower backlog execution in western Europe, partially offset by increased data center project revenue in the U.S.
Applied Water revenue increased $31 million, or 3.4% for the six months ended June 30, 2026 as compared to the prior year. Revenue growth for the period included $19 million of favorable foreign currency translation and organic revenue growth of $12 million, or 1.3%. Building solutions revenue grew $21 million organically, due primarily to commercial backlog execution and price in the U.S. and increased sales volume in western Europe, partially offset by residential declines in the emerging markets and western Europe. Organic revenue growth was partially offset by organic declines of $9 million in the industrial application driven by the same factors impacting the second quarter revenue declines.
Measurement and Control Solutions
Measurement and Control Solutions revenue decreased $32 million, or 5.9%, for the second quarter of 2026 as compared to the prior year. The decrease in revenue was primarily due to a $29 million loss of revenue from divestitures and $7 million, or 1.4%, of decreased organic revenue, partially offset by $4 million of favorable foreign currency translation. Organic revenue declines were driven by $7 million from the smart metering and other applications, driven by the U.S., which had lower shippable backlog coming into the quarter in water partially offset by increased sales volume in energy. Organic revenue remained flat in the analytics application as compared to the prior year.
Measurement and Control Solutions revenue decreased $14 million, or 1.4%, for the six months ended June 30, 2026 as compared to the prior year. The decrease in revenue was primarily due to a $29 million loss of revenue from divestitures, coupled with flat organic revenue, partially offset by $15 million of favorable foreign currency translation. Organic revenue growth was essentially flat for both the smart metering and other and analytics applications, driven by driven by increased energy sales volume in North America offset by lower shippable backlog coming into the year in water in North America.
Water Solutions and Services
Water Solutions and Services revenue increased $16 million, or 2.5%, for the second quarter of 2026 as compared to the prior year. The revenue growth was primarily driven by $7 million, or 1.1%, of organic growth, $6 million of favorable impacts from foreign currency translation and $3 million of acquisition activity. Revenue in the capital and other applications grew by $8 million organically, primarily due to increased capital project revenue recognized in North America as the result of a contract modification and increased dewatering sales in western Europe. Organic revenue growth was partially offset by $1 million of organic declines in the service application, driven by unfavorable service project timing in the U.S. almost entirely offset by service volume in the emerging markets.

Water Solutions and Services revenue increased $19 million, or 1.6%, for the six months ended June 30, 2026 as compared to the prior year. The revenue growth was primarily driven by $17 million of favorable impacts from foreign currency and $5 million of acquisition activity, offset by $3 million, or 0.3%, of organic declines. Revenue in the capital and other applications declined by $6 million organically, primarily due to reduced sales volume, partially offset by a favorable contract modification adjustment, in North America, with favorable sales volume in the emerging markets and western Europe also contributing to the offset. Organic revenue from the service application increased by $3 million due to service and rental volume in the emerging markets.
Orders / Backlog
Orders
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business.
The following tables illustrate the impact from organic decline/growth, recent acquisitions and divestitures, and foreign currency translation in relation to orders during the three and six months ended June 30, 2026:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change (b)	$ Change	% Change (b)	$ Change	% Change (b)	$ Change	% Change (b)	$ Change	% Change (b)
2025 Orders	$672		$488		$437		$577		$2,174
Organic Impact	(26)	(3.9)%	45	9.2%	10	2.4%	850	147.3%	879	40.9%
Acquisitions	13	1.9%	—	—%	—	—%	2	0.3%	15	0.7%
Divestitures	(3)	(0.4)%	—	—%	(20)	(4.6)%	—	—%	(23)	(1.1)%
Foreign currency translation (a)	13	2.0%	5	1.0%	3	0.6%	20	3.5%	41	1.9%
Total change in orders	(3)	(0.4)%	50	10.2%	(7)	(1.6)%	872	151.1%	912	42.0%
2026 Orders	$669		$538		$430		$1,449		$3,086
(a)Foreign currency translation impact for the year due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, Australian Dollar, Hungarian Forint, Chinese Yuan and the Norwegian Krone.
(b)Percentages may not foot due to differences in computational basis.

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change (b)	$ Change	% Change (b)	$ Change	% Change (b)	$ Change	% Change (b)	$ Change	% Change (b)
2025 Orders	$1,298		$974		$839		$1,221		$4,332
Organic Impact	(12)	(0.9)%	56	5.7%	72	8.8%	756	61.9%	872	20.3%
Acquisitions	21	1.6%	—	—%	—	—%	6	0.5%	27	0.6%
Divestitures	(8)	(0.6)%	—	—%	(20)	(2.4)%	—	—%	(28)	(0.6)%
Foreign currency translation (a)	45	3.5%	20	2.1%	14	1.7%	32	2.6%	111	2.6%
Total change in orders	46	3.5%	76	7.8%	66	7.9%	794	65.0%	982	22.7%
2026 Orders	$1,344		$1,050		$905		$2,015		$5,314
(a)Foreign currency translation impact for the year due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, Australian Dollar, Hungarian Forint, Chinese Yuan and the Norwegian Krone.
(b)Percentages may not foot due to differences in computational basis.

Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, capital projects require longer lead production cycles and deployment schedules and delays occur from time to time. Total backlog was $5,315 million at June 30, 2026, an increase of $297 million, or 5.9%, as compared to June 30, 2025 backlog of $5,018 million. The backlog increase was due to strong order intake in the Water Solutions and Services and Applied Water segments, including the securing of a significant contract in Water Solutions and Services during the three months ended June 30, 2026. The backlog increase was partially offset by backlog declines in the Measurement and Control Solutions and Water Infrastructure segments primarily due to revenue outpacing orders and contract wins. Backlog increased $700 million, or 15.2%, at June 30, 2026, as compared to December 31, 2025 backlog of $4,615 million. The increase in backlog as compared to December 31, 2025 was driven primarily by strong order intake, including the securing of a significant contract in the Water Solutions and Services segment, partially offset by backlog declines in the Measurement and Control Solutions segment due to revenue outpacing orders and contract wins. We anticipate that approximately 40% of the backlog as of June 30, 2026 will be recognized as revenue in the remainder of 2026. There were no significant order cancellations during the quarter.
Gross Margin
Gross margin as a percentage of revenue increased 240 basis points to 41.2% for the three months ended June 30, 2026, as compared to 38.8% for the three months ended June 30, 2025. The gross margin increase included net favorable impacts of 70 basis points from decreases in special charges and acquired intangible amortization partially offset by increased restructuring and realignment costs as compared to the prior year. Gross margin expansion included 550 basis points of favorable operational impacts, driven by 230 basis points of productivity savings, 180 basis points of price realization, and 80 basis points of favorable mix. These increases in gross margin were partially offset by 380 basis points of unfavorable operational impacts driven by 240 basis points of inflation and 80 basis points of decreased volume.
Gross margin as a percentage of revenue increased 160 basis points to 39.6% for the six months ended June 30, 2026, as compared to 38.0% for the six months ended June 30, 2025. The gross margin increase included net favorable impacts of 40 basis points from decreases in special charges and acquired intangible amortization partially offset by increased restructuring and realignment costs as compared to the prior year. Gross margin expansion included 460 basis points of favorable operational impacts, led by 260 basis points of productivity savings and 150 basis points of price realization. These increases in gross margin were partially offset by 340 basis points of unfavorable operational impacts driven by 240 basis points of inflation and 40 basis points of decreased volume.
Operating Expenses
The following table presents operating expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2026	2025	Change		2026	2025	Change
Selling, general and administrative expenses	$503	$503	—%		$975	$963	1.2%
SG&A as a % of revenue	21.5%	21.9%	(40)	bp	21.9%	22.0%	(10)	bp
Research and development expenses	59	58	1.7%		115	114	0.9%
R&D as a % of revenue	2.5%	2.5%	—	bp	2.6%	2.6%	—	bp
Restructuring and asset impairment charges	11	26	(57.7)%		42	47	(10.6)%
Operating expenses	$573	$587	(2.4)%		$1,132	$1,124	0.7%
Expense to revenue ratio	24.5%	25.5%	(100)	bp	25.4%	25.7%	(30)	bp

Selling, General and Administrative ("SG&A") Expenses
SG&A expenses remained flat at $503 million, and decreased to 21.5% of revenue in the second quarter of 2026, as compared to 21.9% of revenue, in the comparable 2025 period. In the second quarter of 2026, SG&A benefited from productivity savings, decreased special charges and realignment cost, which was offset by inflation, unfavorable foreign currency effects and increased spending on strategic investments.
SG&A expenses increased by $12 million to $975 million, or 21.9% of revenue, in the six months ended June 30, 2026, as compared to $963 million, or 22.0% of revenue, in the six months ended June 30, 2025. The increase in SG&A in the six months ended June 30, 2026 as compared to the prior year was driven by unfavorable currency impacts, inflation and increased spending on strategic investments, partially offset by productivity savings and lower special charges and realignment costs.
Research and Development ("R&D") Expenses
R&D expense was $59 million, or 2.5% of revenue, in the second quarter of 2026, as compared to $58 million, or 2.5% of revenue, in the second quarter of 2025, and was $115 million, or 2.6% of revenue, in the six months ended June 30, 2026, as compared to $114 million, or 2.6% of revenue, in the six months ended June 30, 2025. R&D expense was fairly consistent year over year and in line with planned spending in this area.
Restructuring and Asset Impairment Charges
Restructuring
From time to time, the Company incurs costs related to restructuring actions undertaken to optimize its cost base and improve its strategic positioning. During the three and six months ended June 30, 2026, we incurred restructuring charges of $11 million and $42 million, respectively. During the three and six months ended June 30, 2025, we incurred restructuring charges of $22 million and $39 million, respectively.
Actions commenced in 2025 and 2026 were primarily related to simplification actions, informed by 80/20 principles, to streamline the organization and better serve our customers. We currently expect to incur between $50 and $65 million in restructuring costs for the full year.
Refer to Note 5, "Restructuring and Asset Impairment Charges" for more information.
Asset Impairment
Refer to Note 9, "Goodwill and Other Intangible Assets" for more information on intangible asset impairment charges incurred during the three and six months ended June 30, 2026 and June 30, 2025.
Operating Income, Net Income, and Adjusted EBITDA
Operating income was $390 million (operating margin of 16.7%) during the second quarter of 2026, an increase of $85 million, or 27.9%, when compared to operating income of $305 million (operating margin of 13.3%) during the prior year. Operating margin increased 340 basis points. Operating margin expansion included 180 basis points of favorable impacts from lower special charges, restructuring and realignment costs, and acquired intangible amortization relative to the prior year period. Additionally, operating margin expansion included 680 basis points of favorable operational impacts consisting mostly of 350 basis points of productivity savings, 240 basis points of price realization and 80 basis points of favorable mix. These favorable impacts were partially offset by 520 basis points of unfavorable operational impacts, driven by 270 basis points of inflation and 160 basis points of decreased volume. Excluding restructuring and realignment costs, acquired intangible asset amortization, and special charges, adjusted operating income was $447 million (adjusted operating margin of 19.1%) for the second quarter of 2026 as compared to adjusted operating income of $402 million (adjusted operating margin of 17.5%) during the comparable quarter in the prior year.
Net income attributable to Xylem for the second quarter was $263 million (net income margin of 11.3%), an increase of $37 million as compared to net income attributable to Xylem in the prior year of $226 million (net income margin of 9.8%). The increase in net income attributable to Xylem was driven by increased operating income of $85 million and decreased interest expense of $2 million, partially offset by increased income tax expense of $28 million, loss on sale of businesses of $16 million and increased non-operating expense of $6 million.

Adjusted EBITDA was $544 million (adjusted EBITDA margin of 23.3%) during the second quarter of 2026, an increase of $42 million, or 8.4%, when compared to adjusted EBITDA of $502 million (adjusted EBITDA margin of 21.8%) during the comparable quarter in the prior year, an increase to adjusted EBITDA margin of 150 basis points. The increase in adjusted EBITDA margin was primarily driven by the same factors impacting the adjusted operating margin increase.
Operating income was $634 million (operating margin of 14.2%) during the six months ended June 30, 2026, an increase of $98 million, or 18.3%, when compared to operating income of $536 million (operating margin of 12.3%) during the prior year. Operating margin increased 190 basis points. Operating margin expansion included 80 basis points of favorable impacts from lower special charges, acquired intangible amortization, and restructuring and realignment costs relative to the prior year period. Additionally, operating margin expansion included 600 basis points of favorable operational impacts driven by 390 basis points of productivity savings and 200 basis points of price realization. These favorable impacts were partially offset by 490 basis points of unfavorable operational impacts, driven by of 280 basis points of inflation and 130 basis points of decreased volume. Excluding restructuring and realignment costs, acquired intangible asset amortization, and special charges, adjusted operating income was $789 million (adjusted operating margin of 17.7%) for the six months ended June 30, 2026 as compared to adjusted operating income of $727 million (adjusted operating margin of 16.6%) during the comparable quarter in the prior year, an increase of 110 basis points.
Net income attributable to Xylem for the six months ended June 30, 2026 was $456 million (net income margin of 10.2%), an increase of $61 million as compared to net income attributable to Xylem in the prior year of $395 million (net income margin of 9.0%). The increase in net income attributable to Xylem was driven by increased operating income of $98 million, decreased interest expense of $6 million and an increase in the net loss attributable to non-controlling interest of $2 million, partially offset by increased income tax expense of $33 million, increased non-operating loss of $10 million and increased loss from sale of businesses of $2 million.
Adjusted EBITDA was $981 million (adjusted EBITDA margin of 22.0%) during the six months ended June 30, 2026, an increase of $56 million, or 6.1%, when compared to adjusted EBITDA of $925 million (adjusted EBITDA margin of 21.2%) during the comparable quarter in the prior year, an increase to adjusted EBITDA margin of 80 basis points. The increase in adjusted EBITDA margin was primarily driven by the same factors impacting the adjusted operating margin increase.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2026	2025	Change		2026	2025	Change
Water Infrastructure
Operating income	$157	$103	52.4%		$233	$183	27.3%
Operating margin	23.0%	15.8%	720	bp	18.1%	14.9%	320	bp
Restructuring and realignment costs	5	12	(58.3)%		35	27	29.6%
Purchase accounting intangible amortization	9	10	(10.0)%		20	20	—%
Special charges	(3)	2	(250.0)%		(3)	4	(175.0)%
Adjusted operating income	$168	$127	32.3%		$285	$234	21.8%
Adjusted operating margin	24.6%	19.5%	510	bp	22.2%	19.0%	320	bp
Applied Water
Operating income	$101	$84	20.2%		$178	$156	14.1%
Operating margin	20.2%	17.4%	280	bp	18.8%	17.0%	180	bp
Restructuring and realignment costs	3	10	(70.0)%		5	15	(66.7)%
Special charges	(6)	—	NM		(6)	—	NM
Adjusted operating income	$98	$94	4.3%		$177	$171	3.5%
Adjusted operating margin	19.6%	19.5%	10	bp	18.7%	18.6%	10	bp
Measurement and Control Solutions
Operating income	$63	$68	(7.4)%		$120	$124	(3.2)%
Operating margin	12.4%	12.6%	(20)	bp	11.8%	12.0%	(20)	bp
Restructuring and realignment costs	3	5	(40.0)%		7	8	(12.5)%
Purchase accounting intangible amortization	19	19	—%		38	38	—%
Special charges	(2)	6	(133.3)%		1	10	(90.0)%
Adjusted operating income	$83	$98	(15.3)%		$166	$180	(7.8)%
Adjusted operating margin	16.3%	18.1%	(180)	bp	16.3%	17.5%	(120)	bp
Water Solutions and Services
Operating income	$91	$78	16.7%		$147	$122	20.5%
Operating margin	14.1%	12.4%	170	bp	12.1%	10.2%	190	bp
Restructuring and realignment costs	4	2	100.0%		6	6	—%
Purchase accounting intangible amortization	24	25	(4.0)%		49	51	(3.9)%
Special charges	1	1	—%		1	5	(80.0)%
Adjusted operating income	$120	$106	13.2%		$203	$184	10.3%
Adjusted operating margin	18.6%	16.9%	170	bp	16.8%	15.4%	140	bp
Corporate and other
Operating loss	$(22)	$(28)	(21.4)%		$(44)	$(49)	(10.2)%
Purchase accounting intangible amortization	—	1	(100.0)%		—	1	(100.0)%
Special charges	—	4	(100.0)%		2	6	(66.7)%
Adjusted operating loss	$(22)	$(23)	(4.3)%		$(42)	$(42)	—%
Total Xylem
Operating income	$390	$305	27.9%		$634	$536	18.3%
Operating margin	16.7%	13.3%	340	bp	14.2%	12.3%	190	bp
Restructuring and realignment costs	15	29	(48.3)%		53	56	(5.4)%
Purchase accounting intangible amortization	52	55	(5.5)%		107	110	(2.7)%
Special charges	(10)	13	(176.9)%		(5)	25	(120.0)%
Adjusted operating income	$447	$402	11.2%		$789	$727	8.5%
Adjusted operating margin	19.1%	17.5%	160	bp	17.7%	16.6%	110	bp
NM - Not meaningful percentage change

The table below provides a reconciliation of net income to consolidated EBITDA and adjusted EBITDA:

	Three Months Ended				Six Months Ended
	June 30				June 30
(in millions)	2026	2025		Change	2026	2025	Change
Net Income attributable to Xylem	$263	$226		16%	$456	$395	15%
Net Income margin	11.3%	9.8%	150	bp	10.2%	9.0%	120	bp
Depreciation	65	69		(6)%	130	137	(5)%
Amortization	75	76		(1)%	150	153	(2)%
Interest expense (income), net	2	3		(33)%	(2)	3	(167)%
Income tax expense	103	75		37%	158	125	26%
EBITDA	$508	$449		13%	$892	$813	10%
Share-based compensation	12	13		(8)%	25	25	—%
Restructuring & realignment	13	29		(55)%	51	56	(9)%
Special charges	(3)	13		(123)%	7	25	(72)%
Loss on sale of businesses	16	—	NM	%	12	10	20%
Loss attributable to non-controlling interests	(2)	(2)		—%	(6)	(4)	50%
Adjusted EBITDA	$544	$502		8%	$981	$925	6%
Adjusted EBITDA margin	23.3%	21.8%	150	bp	22.0%	21.2%	80	bp

The tables below provide a reconciliation of each segment's operating income (loss) to EBITDA and adjusted EBITDA:

	Three Months Ended
	June 30, 2026
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$157	$101	$63	$91
Operating margin	23.0%	20.2%	12.4%	14.1%
Loss attributable to non-controlling interests	—	—	2	—
Gain (loss) on sale of businesses	2	—	(18)	—
Depreciation	11	6	8	39
Amortization	13	1	33	27
Other non-operating expense, excluding interest	(8)	—	—	—
EBITDA	$175	$108	$88	$157
Share-based compensation	2	1	2	1
Restructuring & realignment	3	3	3	4
Special charges	4	(6)	(2)	1
(Gain) loss on sale of businesses	(2)	—	18	—
Loss attributable to non-controlling interests	—	—	(2)	—
Adjusted EBITDA	$182	$106	$107	$163
Adjusted EBITDA margin	26.6%	21.2%	21.1%	25.3%

	Three Months Ended
	June 30, 2025
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$103	$84	$68	$78
Operating margin	15.8%	17.4%	12.6%	12.4%
Loss attributable to non-controlling interest	—	—	4	—
Depreciation	11	8	10	43
Amortization	13	1	34	28
Other non-operating expense, excluding interest	(2)	1	(1)	(1)
EBITDA	$125	$94	$115	$148
Share-based compensation	3	1	3	2
Restructuring & realignment	12	10	5	2
Special Charges	2	—	6	1
Loss attributable to non-controlling interest	—	—	(4)	—
Adjusted EBITDA	$142	$105	$125	$153
Adjusted EBITDA margin	21.8%	21.7%	23.1%	24.4%

	Three Months Ended
	2026 versus 2025
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income (Loss)	$54	$17	$(5)	$13
Operating margin	720 bps	280 bps	(20) bps	170 bps
Loss attributable to non-controlling interests	—	—	(2)	—
Gain (loss) on sale of businesses	2	—	(18)	—
Depreciation	—	(2)	(2)	(4)
Amortization	—	—	(1)	(1)
Other non-operating expense, excluding interest	(6)	(1)	1	1
EBITDA	$50	$14	$(27)	$9
Share-based compensation	(1)	—	(1)	(1)
Restructuring & realignment	(9)	(7)	(2)	2
Special charges	2	(6)	(8)	—
(Gain) loss from sale of businesses	(2)	—	18	—
Loss attributable to non-controlling interests	—	—	2	—
Adjusted EBITDA	$40	$1	$(18)	$10
Adjusted EBITDA margin	480 bps	(50) bps	(200) bps	90 bps

	Six Months Ended
	June 30, 2026
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$233	$178	$120	$147
Operating margin	18.1%	18.8%	11.8%	12.1%
Loss attributable to non-controlling interests	—	—	6	—
Gain (loss) on sale of businesses	2	—	(14)	—
Depreciation	23	13	15	78
Amortization	27	2	66	53
Other non-operating expense, excluding interest	(10)	(1)	—	(5)
EBITDA	$275	$192	$193	$273
Share-based compensation	4	3	4	3
Restructuring & realignment	33	5	7	6
Special charges	4	(6)	1	6
(Gain) loss on sale of businesses	(2)	—	14	—
Loss attributable to non-controlling interests	—	—	(6)	—
Adjusted EBITDA	$314	$194	$213	$288
Adjusted EBITDA margin	24.4%	20.4%	21.0%	23.8%

	Six Months Ended
	June 30, 2025
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$183	$156	$124	$122
Operating margin	14.9%	17.0%	12.0%	10.2%
Loss attributable to non-controlling interest	—	—	4	—
Loss from sale of businesses	(10)	—	—	—
Depreciation	21	15	17	84
Amortization	26	2	66	55
Other non-operating expense, excluding interest	(4)	—	(1)	(1)
EBITDA	$216	$173	$210	$260
Share-based compensation	5	2	4	4
Restructuring & realignment	27	15	8	6
Special Charges	4	—	10	5
Loss from sale of businesses	10	—	—	—
Loss attributable to non-controlling interest	—	—	(4)	—
Adjusted EBITDA	$262	$190	$228	$275
Adjusted EBITDA margin	21.3%	20.7%	22.1%	23.1%

	Six Months Ended
	2026 versus 2025
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income (Loss)	$50	$22	$(4)	$25
Operating margin	320 bps	180 bps	(20) bps	190 bps
Loss attributable to non-controlling interests	—	—	2	—
Gain (loss) on sale of businesses	12	—	(14)	—
Depreciation	2	(2)	(2)	(6)
Amortization	1	—	—	(2)
Other non-operating expense, excluding interest	(6)	(1)	1	(4)
EBITDA	$59	$19	$(17)	$13
Share-based compensation	(1)	1	—	(1)
Restructuring & realignment	6	(10)	(1)	—
Special charges	—	(6)	(9)	1
(Gain) loss from sale of businesses	(12)	—	14	—
Loss attributable to non-controlling interests	—	—	(2)	—
Adjusted EBITDA	$52	$4	$(15)	$13
Adjusted EBITDA margin	310 bps	(30) bps	(110) bps	70 bps

Water Infrastructure
Operating income for our Water Infrastructure segment was $157 million (operating margin of 23.0%) during the second quarter of 2026, an increase of $54 million, or 52.4%, when compared to operating income of $103 million (operating margin of 15.8%) during the prior year, or a total increase in operating margin of 720 basis points. Operating margin expansion included net favorable impacts of 210 basis points from decreased restructuring and realignment costs, special charges and acquired intangible asset amortization as compared to the prior year. Additionally, operating margin expansion included 870 basis points of favorable operating impacts driven by 490 basis points of productivity improvements, 190 basis points of favorable mix and 80 basis points of price realization. Margin expansion was partially offset by 360 basis points of unfavorable operational impacts, driven by 200 basis points of inflation and 60 basis points of increased spending on strategic investments. Excluding restructuring and realignment costs, amortization of acquired intangibles, and special charges, adjusted operating income was $168 million (adjusted operating margin of 24.6%) for the second quarter of 2026 as compared to adjusted operating income of $127 million (adjusted operating margin of 19.5%) for the second quarter of 2025, an increase of 510 basis points.
Adjusted EBITDA was $182 million (adjusted EBITDA margin of 26.6%) for the second quarter of 2026, an increase of $40 million, or 28.2%, when compared to adjusted EBITDA of $142 million (adjusted EBITDA margin of 21.8%) during the prior year. The increase in adjusted EBITDA margin of 480 basis points was primarily driven by the same factors impacting the increase in adjusted operating margin.
Operating income for our Water Infrastructure segment was $233 million (operating margin of 18.1%) during the six months ended June 30, 2026, an increase of $50 million, or 27.3%, when compared to operating income of $183 million (operating margin of 14.9%) during the prior year, or a total increase in operating margin of 320 basis points. Operating margin expansion included 680 basis points of favorable operating impacts driven by 510 basis points of productivity savings and 70 basis points of favorable price realization. Margin expansion was partially offset by 360 basis points of unfavorable operational impacts, driven by 230 basis points of inflation and 50 basis points of increased spending on strategic investments. Excluding restructuring and realignment costs, amortization of acquired intangibles, and special charges, adjusted operating income was $285 million (adjusted operating margin of 22.2%) for the six months ended June 30, 2026 as compared to adjusted operating income of $234 million (adjusted operating margin of 19.0%) for the six months ended June 30, 2025, an increase of 320 basis points.
Adjusted EBITDA was $314 million (adjusted EBITDA margin of 24.4%) for the six months ended June 30, 2026, an increase of $52 million, or 19.8%, when compared to adjusted EBITDA of $262 million (adjusted EBITDA margin of 21.3%) during the prior year. The increase in adjusted EBITDA margin of 310 basis points was primarily driven by the same factors impacting the increase in adjusted operating margin.
Applied Water
Operating income for our Applied Water segment was $101 million (operating margin of 20.2%) during the second quarter of 2026, an increase of $17 million, or 20.2%, when compared to operating income of $84 million (operating margin of 17.4%) during the prior year, or a total increase in operating margin of 280 basis points. Operating margin expansion included 270 basis points from decreased restructuring and realignment costs and an increase in income from special items as compared to the prior year. Additionally, operating margin expansion included 770 basis points of favorable operational impacts consisting primarily of 610 basis points of productivity savings and 140 basis points of price realization. Operating margin expansion was offset by 760 basis points of unfavorable operational impacts driven primarily by 480 basis points of inflation, 140 basis points of decreased volume and 70 basis points of unfavorable foreign currency impacts. Excluding restructuring and realignment costs, adjusted operating income was $98 million (adjusted operating margin of 19.6%) for the second quarter of 2026 as compared to adjusted operating income of $94 million (adjusted operating margin of 19.5%) for the second quarter of 2025, an increase of 10 basis points.
Adjusted EBITDA was $106 million (adjusted EBITDA margin of 21.2%) for the second quarter of 2026, an increase of $1 million, or 1.0%, when compared to adjusted EBITDA of $105 million (adjusted EBITDA margin of 21.7%) during the prior year, a decrease of 50 basis points. The decrease in adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin; however, adjusted EBITDA did not benefit from the relative impact of decreased depreciation expense.

Operating income for our Applied Water segment was $178 million (operating margin of 18.8%) during the six months ended June 30, 2026, an increase of $22 million, or 14.1%, when compared to operating income of $156 million (operating margin of 17.0%) during the prior year, or a total increase in operating margin of 180 basis points. Operating margin expansion included 170 basis points from decreased restructuring and realignment costs and an increase in income from special items as compared to the prior year. Additionally, operating margin expansion included 850 basis points of favorable operational impacts consisting primarily of 680 basis points of productivity savings and 160 basis points of price realization. Operating margin expansion was offset by 840 basis points of unfavorable operational impacts driven primarily by 420 basis points of inflation, 200 basis points of decreased volume, 110 basis points of unfavorable mix, and 60 basis points of increased spending on strategic investments. Excluding restructuring and realignment costs, adjusted operating income was $177 million (adjusted operating margin of 18.7%) for the six months ended June 30, 2026 as compared to adjusted operating income of $171 million (adjusted operating margin of 18.6%) for the six months ended June 30, 2025, an increase of 10 basis points.
Adjusted EBITDA was $194 million (adjusted EBITDA margin of 20.4%) for the six months ended June 30, 2026, an increase of $4 million, or 2.1%, when compared to adjusted EBITDA of $190 million (adjusted EBITDA margin of 20.7%) during the prior year, a decrease of 30 basis points. The decrease in adjusted EBITDA margin was primarily due to the same factors impacting the increase in adjusted operating margin; however, adjusted EBITDA did not benefit from the relative impact of decreased depreciation expense.
Measurement and Control Solutions
Operating income for our Measurement and Control Solutions segment was $63 million (operating margin of 12.4%) during the second quarter of 2026, a decrease of $5 million, or 7.4%, when compared to operating income of $68 million (operating margin of 12.6%) during the prior year, or a total decrease in operating margin of 20 basis points. The operating margin declines were partially offset by net favorable impacts of 160 basis points from lower special charges and restructuring and realignment costs compared to the prior year. Additionally, operating margin declines included 620 basis points of unfavorable operational impacts, primarily consisting of 270 basis points of inflation, 170 basis points of unfavorable mix and 100 basis points of decreased volume. The decline in margin was partially offset by positive operational impacts of 440 basis points consisting of 240 basis points of productivity savings, 140 basis points of price realization, and 60 basis points of favorable margin impact from divestiture activity. Excluding restructuring and realignment costs, acquired intangible asset amortization and special charges, adjusted operating income was $83 million (adjusted operating margin of 16.3%) for the second quarter of 2026 as compared to adjusted operating income of $98 million (adjusted operating margin of 18.1%) for the second quarter of 2025, a decrease of 180 basis points.
Adjusted EBITDA was $107 million (adjusted EBITDA margin of 21.1%) for the second quarter of 2026, a decrease of $18 million, or 14.4%, when compared to adjusted EBITDA of $125 million (adjusted EBITDA margin of 23.1%) during the prior year, a decrease of 200 basis points. The decrease in adjusted EBITDA margin was primarily due to the same factors as those impacting the decrease in adjusted operating margin.
Operating income for our Measurement and Control Solutions segment was $120 million (operating margin of 11.8%) during the six months ended June 30, 2026, a decrease of $4 million, or 3.2%, when compared to operating income of $124 million (operating margin of 12.0%) during the prior year, or a total decrease in operating margin of 20 basis points. The operating margin declines were partially offset by net favorable impacts of 100 basis points from lower special charges and restructuring and realignment costs compared to the prior year. Additionally, operating margin declines included 610 basis points of unfavorable operational impacts, driven primarily by 240 basis points of inflation, 200 basis points of unfavorable mix and 80 basis points of decreased volume. The decline in margin was partially offset by positive operational impacts of 490 basis points driven by 280 basis points of productivity savings and 170 basis points of price realization. Excluding restructuring and realignment costs, acquired intangible asset amortization and special charges, adjusted operating income was $166 million (adjusted operating margin of 16.3%) for the six months ended June 30, 2026 as compared to adjusted operating income of $180 million (adjusted operating margin of 17.5%) for the six months ended June 30, 2025, a decrease of 120 basis points.
Adjusted EBITDA was $213 million (adjusted EBITDA margin of 21.0%) for the six months ended June 30, 2026, a decrease of $15 million, or 6.6%, when compared to adjusted EBITDA of $228 million (adjusted EBITDA margin of 22.1%) during the prior year, a decrease of 110 basis points. The decrease in adjusted EBITDA margin was primarily due to the same factors as those impacting the decrease in adjusted operating margin.

Water Solutions and Services
Operating income for our Water Solutions and Services segment was $91 million (operating margin of 14.1%) during the second quarter of 2026, an increase of $13 million, or 16.7%, when compared to operating income of $78 million (operating margin of 12.4%) during the prior year, or a total increase in operating margin of 170 basis points. Operating margin expansion included 910 basis points of favorable operational impacts, driven by 570 basis points of price realization, including contract expansion benefit, 250 basis points of favorable mix, and 70 basis points of productivity savings. Margin expansion was partially offset by unfavorable operational impacts of 740 basis points driven primarily by 430 basis points of unfavorable volume, and 230 basis points of inflation. Excluding special charges, acquired intangible asset amortization, and restructuring and realignment costs, adjusted operating income was $120 million (adjusted operating margin of 18.6%) for the second quarter of 2026 as compared to adjusted operating income of $106 million (adjusted operating margin of 16.9%) for the second quarter of 2025, an increase of 170 basis points.
Adjusted EBITDA was $163 million (adjusted EBITDA margin of 25.3%) for the second quarter of 2026, an increase of $10 million, or 6.5%, when compared to adjusted EBITDA of $153 million (adjusted EBITDA margin of 24.4%) during the prior year, an increase of 90 basis points. The increase in adjusted EBITDA margin was primarily due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from the relative impact of decreased depreciation and amortization expense.
Operating income for our Water Solutions and Services segment was $147 million (operating margin of 12.1%) during the six months ended June 30, 2026, an increase of $25 million, or 20.5%, when compared to operating income of $122 million (operating margin of 10.2%) during the prior year, or a total increase in operating margin of 190 basis points. The operating margin expansion included favorable impacts of 50 basis points from decreased special charges and acquired intangible asset amortization relative to the prior year period. Additionally, operating margin expansion included 750 basis points of favorable operational impacts including 410 basis points of price realization, 160 basis points of favorable mix, and 120 basis points of productivity savings. Margin expansion was partially offset by unfavorable operational impacts of 610 basis points driven primarily by 280 basis points of unfavorable volume and 260 basis points of inflation. Excluding special charges, acquired intangible asset amortization, and restructuring and realignment costs, adjusted operating income was $203 million (adjusted operating margin of 16.8%) for the six months ended June 30, 2026 as compared to adjusted operating income of $184 million (adjusted operating margin of 15.4%) for the six months ended June 30, 2025, an increase of 140 basis points.
Adjusted EBITDA was $288 million (adjusted EBITDA margin of 23.8%) for the six months ended June 30, 2026, an increase of $13 million, or 4.7%, when compared to adjusted EBITDA of $275 million (adjusted EBITDA margin of 23.1%) during the prior year, an increase of 70 basis points. The increase in adjusted EBITDA margin was primarily due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA margin did not benefit from the relative impact of decreased depreciation and amortization expense.
Corporate and Other
Operating loss for corporate and other decreased $6 million, or 21.4%, during the second quarter of 2026 compared to the prior year period. Operating loss decreased primarily due to lower special charges and spending on and timing of strategic investments. Excluding special charges, adjusted operating loss for corporate and other decreased $1 million, or 4.3%, for the three months ended June 30, 2026, driven by lower spending on and timing of strategic investments.
Operating loss for corporate and other decreased $5 million, or 10.2%, during the six months ended June 30, 2026 compared to the prior year period. Operating loss decreased primarily due to lower special charges. Excluding special charges, adjusted operating loss for corporate and other remained flat for the six months ended June 30, 2026.
Interest Expense
Interest expense was $7 million for the three months ended June 30, 2026, compared to $9 million for the comparable prior year period. The decrease in interest expense was primarily driven by increased interest income generated on cross currency swaps reducing interest expense and lower outstanding equipment financing obligations, partially offset by increased interest expense from the Senior Notes due 2033 and Blue Notes due 2036.

Interest expense was $11 million for the six months ended June 30, 2026, compared to $17 million for the comparable prior year period. The decrease in interest expense was primarily driven by the same dynamics impacting the decrease for the quarter.
See Note 10, “Derivative Financial Instruments” and Note 12, "Credit Facilities and Debt," of our condensed consolidated financial statements for a description of our net investment hedges and credit facilities and long-term debt, respectively.
Income Tax Expense
The income tax provision for the three months ended June 30, 2026 was $103 million resulting in an effective tax rate of 28.3%, compared to $75 million of expense resulting in an effective tax rate of 25.0% for the same period in 2025. The income tax provision for the six months ended June 30, 2026 was $158 million resulting in an effective tax rate of 26.0%, compared to $125 million of expense resulting in an effective tax rate of 24.2% for the same period in 2025. The effective tax rate for the three and six month period ended June 30, 2026 was higher than the effective tax rate for the same period in 2025, primarily due to the impact of the 2026 international metering business divestiture.
Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Six Months Ended
	June 30,
(in millions)	2026	2025	Change
Operating activities	$398	$338	$60
Investing activities	(98)	(140)	42
Financing activities	(484)	(244)	(240)
Foreign exchange (a)	(31)	84	(115)
Increase in cash classified within assets held for sale	—	11	(11)
Decrease in cash classified within assets held for sale	12	—	12
Total	$(203)	$49	$(252)
(a)The impact is primarily due to weakening of the Euro, Canadian Dollar and the Chilean Peso against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
Cash generated by operating activities was $398 million for the six months ended June 30, 2026 as compared to cash generated by operating activities of $338 million in the comparable prior year period. The increase in cash provided was primarily driven by increased cash earnings, timing of payments for prepaid and accrued expenses, as well as lower annual incentives, offset by increased investment in working capital and increased use of cash related to long-term outsourced water projects.
Investing Activities
Cash used in investing activities was $98 million for the six months ended June 30, 2026 as compared to $140 million used in the comparable prior year period. The decrease in cash used primarily reflects lower cash paid for asset acquisitions and higher proceeds from sales of businesses and fixed assets, offset by increased investments in capital expenditures.
Financing Activities
Cash used in financing activities was $484 million for the six months ended June 30, 2026 as compared to cash used of $244 million in the comparable prior year period. The increase in cash used reflects the repurchase of common stock and higher dividend payments during the period, offset by the issuance of new long-term debt in the form of senior notes.
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
Based on our current global cash positions, cash flows from operations and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements and service debt and other obligations in both the U.S. and outside of the U.S. during the year. Currently, we have available liquidity of approximately $2.3 billion, consisting of $1.3 billion of cash and $1 billion of available credit facilities as disclosed in Note 12, "Credit Facilities and Debt", of our condensed consolidated financial statements.
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
Tariff Developments
See Note 1, "Background and Basis of Presentation," of our condensed consolidated financial statements for a description of tariff developments in 2026.
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
2026 Outlook
We are updating our total revenue growth outlook to approximately 2%, and updating our organic revenue growth outlook to 2% to 3% in 2026. Our outlook is being provided in the context of the current volatility, including due to geopolitical, trade, macroeconomic and regulatory uncertainty. Our ability to meet our expectations is subject to a number of risks, including, but not limited to, those described in "Item 1A. Risk Factors" in our 2025 Annual Report.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended June 30, 2026:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)(c)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b) (IN MILLIONS)
4/1/26 - 4/30/26	1,940,449	$120.58	1,939,493	$867
5/1/26 - 5/31/26	1,945,000	$111.70	1,945,000	$650
6/1/26 - 6/30/26	1,786,958	$110.33	1,786,302	$453
Total	5,672,407	$114.30	5,670,795
(a)Average price paid per share is calculated on a settlement basis.
(b)On February 25, 2026, our Board of Directors authorized the repurchase of up to $1.5 billion in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our stockholders and maintains our focus on growth. Repurchases made under the program can be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.
(c)Amounts presented are exclusive of the excise tax on share repurchases.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.             MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.             OTHER INFORMATION
(c) Trading Plans
During the quarter ended June 30, 2026 no director or Section 16 officer adopted or terminated any Rule 10b5-1 Plan or non-Rule 10b5-1 Plan arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6.             EXHIBITS
See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

3.1	Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2	Fifth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on November 15, 2022 (CIK No. 1524472, File No. 1-35229).

4.1	Fifth Supplemental Indenture, dated May 29, 2026, by and between the Company and Deutsche Bank Trust Company Americas, as trustee	Incorporated by reference to Exhibit 4.1 of Xylem Inc.'s Form 8-K filed May 29,2026 (CIK No. 1524472, File No. 1-35229)

4.2	Form of 5.200% Senior Notes due 2033	Incorporated by reference to Exhibit 4.1 of Xylem Inc.'s Form 8-K filed in May 29, 2026 (CIK No. 1524472, File No. 1-35229

4.3	Form of 5.450% Senior Blue Notes due 2036	Incorporated by reference to Exhibit 4.1 of Xylem Inc.'s Form 8-K filed on May 29, 2026 (CIK No. 1524472, File No. 1-35229)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

101.0	The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104.0	The cover page from Xylem Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2026 formatted in Inline XBRL and contained in Exhibit 101.0.

# Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYLEM INC.
(Registrant)

/s/Geri-Michelle McShane
Geri-Michelle McShane
Senior Vice President, Chief Accounting Officer

July 28, 2026