Form 10-Q
period 2026-09-30
Xylem Inc.
filed 2026-10-27
CIK 1524472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of October 23, 2026, there were 229,334,592 outstanding shares of the registrant's common stock, par value $0.01 per share.

Xylem Inc.

PART I
ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(in millions, except per share data)

	Three Months		Nine Months
For the periods ended September 30,	2026	2025	2026	2025
Revenue from products	$1,807	$1,867	$5,517	$5,487
Revenue from services	394	401	1,145	1,151
Revenue	2,201	2,268	6,662	6,638
Cost of revenue from products	1,026	1,109	3,176	3,279
Cost of revenue from services	268	276	813	816
Cost of revenue	1,294	1,385	3,989	4,095
Gross profit	907	883	2,673	2,543
Selling, general and administrative expenses	458	474	1,433	1,437
Research and development expenses	56	52	171	166
Restructuring and asset impairment charges	8	23	50	70
Operating income	385	334	1,019	870
Interest expense	(21)	(6)	(32)	(23)
Other non-operating income, net	6	6	3	13
Loss on sale of businesses	(5)	(37)	(17)	(47)
Income before taxes	365	297	973	813
Income tax expense	(77)	(71)	(235)	(196)
Net income	$288	$226	$738	$617
Net loss attributable to non-controlling interests	3	1	9	5
Net income attributable to Xylem	$291	$227	$747	$622
Earnings per share:
Basic	$1.25	$0.93	$3.15	$2.56
Diluted	$1.25	$0.93	$3.14	$2.55
Weighted average number of shares:
Basic	232.7	243.5	237.3	243.3
Diluted	233.0	244.1	237.7	243.9

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months		Nine Months
For the periods ended September 30,	2026	2025	2026	2025
Net income	$288	$226	$738	$617
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	(24)	(6)	(71)	87
Amount of currency translation adjustment relating to divestiture of foreign subsidiaries reclassified into net income	7	—	(1)	8
Net change in derivative hedge agreements:
Unrealized (loss) gain	(2)	1	(14)	31
Amount of loss (gain) reclassified into net income	2	(5)	(4)	(2)
Net change in post-retirement benefit plans:
Amortization of net actuarial gain into net income	—	—	—	1
Foreign currency translation adjustment	1	1	3	(2)
Amount of gain recognized relating to divestiture of foreign subsidiaries reclassified into net income	—	—	(3)	—
Other comprehensive (loss) income, before tax	(16)	(9)	(90)	123
Income tax (benefit) expense related to items of other comprehensive income	(11)	2	7	(79)
Other comprehensive (loss) income, net of tax	(5)	(11)	(97)	202
Comprehensive income	$283	$215	$641	$819
Comprehensive loss attributable to non-controlling interest	3	1	19	5
Comprehensive income attributable to Xylem	$286	$216	$660	$824

See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$708	$1,479
Receivables, less allowances for discounts, returns and credit losses of $58 and $68 in 2026 and 2025, respectively	1,965	1,759
Inventories	1,052	983
Prepaid and other current assets	227	244
Assets held for sale	—	176
Total current assets	3,952	4,641
Property, plant and equipment, net	1,203	1,159
Goodwill	8,524	8,332
Other intangible assets, net	2,220	2,272
Other non-current assets	1,427	1,230
Total assets	$17,326	$17,634
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,055	$1,013
Accrued and other current liabilities	1,257	1,237
Short-term borrowings and current maturities of long-term debt	530	534
Liabilities held for sale	—	72
Total current liabilities	2,842	2,856
Long-term debt, net	2,365	1,408
Accrued post-retirement benefit obligations	295	317
Deferred income tax liabilities	453	405
Other non-current accrued liabilities	860	899
Total liabilities	6,815	5,885
Commitments and Contingencies (Note 18)
Redeemable non-controlling interest	239	258
Stockholders’ equity:
Common stock — par value $0.01 per share:
Authorized 750.0 shares, issued 260.3 and 259.9 shares in 2026 and 2025, respectively	3	3
Capital in excess of par value	8,801	8,759
Retained earnings	4,147	3,706
Treasury stock – at cost 30.0 shares and 16.3 shares in 2026 and 2025, respectively	(2,375)	(768)
Accumulated other comprehensive loss	(307)	(220)
Total stockholders’ equity	10,269	11,480
Non-controlling interest	3	11
Total equity	10,272	11,491
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$17,326	$17,634
See accompanying notes to condensed consolidated financial statements.

XYLEM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

For the nine months ended September 30,	2026	2025
Operating Activities
Net income	$738	$617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	195	201
Amortization	222	231
Share-based compensation	39	37
Restructuring and asset impairment charges	50	70
Loss from sale of businesses	17	47
Other, net	(32)	3
Payments for restructuring	(59)	(48)
Changes in assets and liabilities (net of acquisitions):
Changes in receivables	(201)	(113)
Changes in inventories	(72)	(30)
Changes in accounts payable	29	(45)
Changes in accrued and deferred taxes	14	(12)
Changes in long term receivables	(147)	(108)
Other, net	(64)	(152)
Net Cash — Operating activities	729	698
Investing Activities
Capital expenditures	(268)	(248)
Acquisitions of businesses, net of cash acquired	(425)	(113)
Proceeds from sale of businesses, net of cash disposed	95	48
Proceeds from the sale of property, plant and equipment	12	15
Cash received from investments	8	5
Cash paid for investments	(10)	(26)
Cash paid for equity investments	(4)	(5)
Cash paid for asset acquisition	(2)	(37)
Cash received from cross-currency swaps	39	31
Other, net	1	1
Net Cash — Investing activities	(554)	(329)
Financing Activities
Short-term debt issued, net	4	8
Short-term debt repaid	(5)	(7)
Long-term debt issued, net	990	—
Long-term debt repaid, net	(10)	(60)
Repurchase of common stock	(1,580)	(14)
Proceeds from exercise of employee stock options	3	11
Dividends paid	(307)	(293)
Other, net	(30)	(27)
Net Cash — Financing activities	(935)	(382)
Effect of exchange rate changes on cash	(23)	83
Increase in cash classified within assets held for sale	—	(11)
Decrease in cash classified within assets held for sale	12	11
Changes in cash classified within assets held for sale	12	—
Net change in cash and cash equivalents	(771)	70
Cash and cash equivalents at beginning of year	1,479	1,121
Cash and cash equivalents at end of period	$708	$1,191
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$39	$43
Income taxes (net of refunds received)	$221	$208
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
Our quarterly financial periods typically end on the Saturday closest to the last day of the calendar quarter, except for the fourth quarter which ends on December 31. For the third quarter of 2026, the quarter-end date was September 26. For ease of presentation, the condensed consolidated financial statements included herein are described as ending on the last day of the calendar quarter.
Tariff Developments
In February 2026, the U.S. Supreme Court ruled that certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. As a result of that ruling and related Court-ordered actions by the Court of International Trade, the Company has evaluated the recoverability of IEEPA tariffs previously paid on imported goods.
The Company previously recognized amounts paid for such tariffs within cost of revenue from products and services. For the three and nine months ended September 30, 2026, the Company received $39 million and $43 million of IEEPA refunds, respectively, and also recognized a $6 million receivable as of September 30, 2026 within prepaid and other current assets in the condensed consolidated balance sheets, with a corresponding reduction to cost of revenue from products. The amount of receivable recognized was based on the Company’s determination of the portion of tariff refunds that are probable of recovery and reasonably estimable.

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

Note 2. Recently Issued Accounting Pronouncements
Pronouncements Not Yet Adopted
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This ASU amends the capitalization criteria for internal-use software and requires entities to make certain disclosures of costs capitalized under this subtopic. This ASU also supersedes existing guidance on web site development costs. The standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Prospective, retrospective, or modified transition adoption methods are all permitted under this ASU. We are currently evaluating the impact and method of adoption of this amendment.
In November 2024, the FASB issued ASU 2024-03, "Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". This ASU requires a footnote disclosure to disaggregate each relevant expense caption on the face of the income statement that includes specific natural expense categories. In addition, the standard requires disclosure of selling expenses on an annual and interim basis. The standard is effective in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard is required to be adopted prospectively, but retrospective adoption is permitted. The Company is currently evaluating the method of adoption and the impact of the guidance on our disclosures in future periods.
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

Note 3. Acquisitions and Divestitures
2026 Business Combinations
Cornell Pump and Roper Pump
On August 10, 2026, the Company entered into a definitive agreement with Indicor, LLC and the other parties thereto to acquire, through a wholly-owned subsidiary of the Company, 100% ownership of the Cornell Pump and Roper Pump businesses, which specialize in highly engineered pumping technologies. The acquisition expands the Company's industrial pumping capabilities and strengthens its presence in key industrial and municipal applications in North America. The purchase price is approximately $1,460 million, subject to customary adjustments for working capital and other matters, which the Company intends to finance in part using proceeds from its issuance of senior unsecured notes on September 29, 2026. Refer to Note 12, Credit Facilities and Debt, for additional information.
The acquisition will be included in the Water Infrastructure segment and is expected to close in the fourth quarter of 2026, subject to receipt of required regulatory approvals and other customary closing conditions.
WaterFleet Intermediate Holdings, Inc.
On September 2, 2026, the Company acquired 100% ownership interest in WaterFleet Intermediate Holdings, Inc. and its subsidiaries (collectively, "WaterFleet"), a leading provider of mobile water and wastewater utility services and workforce relief solutions. The acquisition expanded the breadth of the Company's service offerings in North America. Our condensed consolidated financial statements include WaterFleet's results of operations within the Water Solutions and Services segment from the date of acquisition.
The total fair value of consideration paid at closing was $217 million, which also represents the purchase price, net of cash acquired, and remains subject to working capital and other customary adjustments.
As of September 30, 2026, preliminary purchase price allocation consisted primarily of $111 million in goodwill and $65 million for customer relationships and other intangible assets. The identifiable intangible assets were valued using the multi-period excess earnings ("MPEE") method, the relief from royalty ("RFR") method, or the with and without method, all of which are forms of the income approach. The amount of goodwill recognized in the acquisition is not deductible for U.S. income tax purposes and is primarily attributable to management know-how and to costs and revenue synergies expected from combining the operations of WaterFleet with Xylem.
TriOS Mess-und Datentechnik GmbH
On July 1, 2026, the Company acquired 100% ownership interest in TriOS Mess-und Datentechnik GmbH and its subsidiaries (collectively, "TriOS"), a leading provider of optical sensing and measurement systems for water quality monitoring across utilities, industry, and environmental research. The integration of TriOS's advanced sensing instruments with the Company's analytical instrumentation platform is expected to enhance real-time visibility into water conditions across our systems. Our condensed consolidated financial statements include TriOS' results of operations within the Measurement and Control Solutions segment from the date of acquisition.
The total purchase price is $219 million ($210 million, net of cash acquired), of which $216 million ($207 million, net of cash acquired) was paid at closing. The purchase price remains subject to working capital and other customary adjustments.
As of September 30, 2026, preliminary purchase price allocation consisted primarily of $155 million in goodwill and $55 million for customer relationships and other intangible assets. The identifiable intangible assets were valued using the MPEE method, the RFR method, or the with and without method, all of which are forms of the income approach. The amount of goodwill recognized in the acquisition is not deductible for income tax purposes and is primarily attributable to management know-how and to costs and revenue synergies expected from combining the operations of TriOS with Xylem.
The final determination of the fair value of certain assets and liabilities from the above acquisitions will be completed as soon as the necessary information becomes available but no later than one year from the acquisition date.

2025 Business Combinations
Pac Machine Company, Inc.
On December 2, 2025, the Company acquired 100% ownership interest in Pac Machine Company, Inc. ("Pac Machine"), a leading distributor specializing in the sale, rental and service of pumps, generators, and other dewatering equipment for mining, construction, agriculture, energy and marine sectors. The acquisition strengthens the Company's presence in Northern California and Nevada, while providing synergy opportunities. Our condensed consolidated financial statements include Pac Machine's results of operations within the Water Solutions and Services segment.
The total purchase price was $66 million ($62 million, net of cash acquired), of which $54 million ($50 million, net of cash acquired) was paid at closing. The consideration transferred includes $3 million related to the non-cash settlement of a preexisting receivable owed by the acquiree to the Company. The remaining consideration of $9 million will be paid over the next four years, subject to customary holdback provisions.
As of September 30, 2026, preliminary purchase allocation includes intangible assets totaling $27 million, consisting of customer relationships valued using the MPEE method, and goodwill totaling $30 million. The amount of goodwill recognized in the acquisition is not deductible for U.S. income tax purposes and is primarily attributable to costs and revenue synergies expected from combining the operations of Pac Machine with Xylem.
The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information becomes available but no later than one year from the acquisition date.
EMX Holdings, Inc.
On July 23, 2025, the Company acquired 100% ownership interest in EMX Holdings, Inc. and its subsidiary (collectively, "EnviroMix"). EnviroMix is headquartered in South Carolina, U.S., and provides mixing and process control products and services to municipal and industrial customers. This acquisition expands the Company's treatment offerings and provides synergy opportunities. The operating results of EnviroMix have been included in the Company's results of operations since the acquisition date within the Water Infrastructure segment.
The total fair value of consideration transferred was $106 million, which was paid in cash on the closing date. The fair value of assets and liabilities acquired resulting from the purchase price allocation consisted primarily of $74 million in goodwill and $34 million for customer relationships and other identifiable intangible assets. The identifiable intangible assets were valued using the MPEE method, the RFR method, or the with and without method, all of which are forms of the income approach. The goodwill recognized in the acquisition is not deductible for U.S. income tax purposes and is primarily attributable to management know-how and the costs and revenue synergies expected from combining the operations of EnviroMix with Xylem.
Simply Clean Air and Water, Inc.
On January 31, 2025, we acquired 100% ownership interest in Simply Clean Air and Water, Inc. ("Simply Clean"), a water service company that specializes in high-purity water systems for life sciences and pharmaceutical markets, for the net cash acquisition price of $7 million. The company is headquartered in Connecticut, U.S. with 20 employees. Our condensed consolidated financial statements include Simply Clean's results of operations within the Water Solutions and Services segment.
2025 Asset Acquisition
Vacom Systems, LLC
On April 1, 2025, we acquired Vacom Systems, LLC ("Vacom"), a wastewater treatment company that specializes in non-fouling, non-scaling evaporator and crystallizer systems, headquartered in Utah, U.S. The transaction included total cash consideration of $42 million, of which $37 million was paid at closing, $2 million was paid during the second quarter of 2026, and the rest is expected to be paid during the fourth quarter of 2026. Additionally, the transaction consideration contained an earn out of 5% royalty on future revenue generated in connection with Vacom's proprietary technologies during the first five years following the acquisition. The earn out has a maximum pay out of $25 million.
The Vacom transaction was accounted for as an asset acquisition because substantially all of the fair value of gross assets acquired were concentrated in its developed technology. On the acquisition date, the developed technology recognized in the condensed consolidated balance sheet was $49 million. The developed technology has a useful life of fifteen years and it is being amortized over its useful life on a straight-line basis within the Water Solutions and Services segment.

2026 Divestitures
On May 26, 2026, we completed the divestiture of our previously held-for-sale international metering business, part of the Measurement and Control Solutions segment. As of September 30, 2026, the preliminary fair value of total consideration was $73 million ($68 million, net of cash transferred), including a third quarter adjustment to the estimated post-closing working capital consideration. Total consideration includes $63 million in cash ($58 million, net of cash transferred) and a note receivable with a fair value of $10 million. The post-closing working capital adjustment has not been finalized and remains subject to further adjustments pursuant to the terms of the purchase agreement.
As a result of the sale, the Company recognized a cumulative loss of $44 million, including $23 million recognized in 2025 and $21 million recognized in 2026, of which $7 million was recognized in the third quarter of 2026.
During the nine months ended September 30, 2026, the Company also completed certain other divestitures, which generated aggregate cash proceeds, net of cash transferred, of approximately $37 million, of which $30 million was recognized in the third quarter of 2026, and resulted in a cumulative net gain of $4 million, of which $2 million was recognized in the current quarter.
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
Gains and losses on the above divestitures presented on the condensed consolidated income statement within "Loss on sale of businesses".

Note 4. Revenue
Disaggregation of Revenue
The following table illustrates the sources of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Revenue from contracts with customers	$2,122	$2,177	$6,443	$6,406
Lease Revenue	79	91	219	232
Total	$2,201	$2,268	$6,662	$6,638

The following table reflects revenue from contracts with customers by application:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Water Infrastructure
Transport	$388	$377	$1,177	$1,107
Treatment	257	279	754	780

Applied Water
Building Solutions	268	260	816	777
Industrial Water	221	196	622	597

Measurement and Control Solutions
Smart Metering and Other	346	428	1,178	1,281
Analytics	90	94	274	271

Water Solutions and Services
Capital and Other	282	288	846	841
Services	270	255	776	752

Total	$2,122	$2,177	$6,443	$6,406

The following table reflects revenue from contracts with customers by geographical region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Water Infrastructure
United States	$270	$256	$783	$704
Western Europe	211	223	671	673
Emerging Markets (a)	112	118	319	353
Other	52	59	158	157

Applied Water
United States	280	250	823	755
Western Europe	92	102	292	307
Emerging Markets (a)	83	68	225	210
Other	34	36	98	102

Measurement and Control Solutions
United States	322	340	1,020	1,022
Western Europe	47	93	212	259
Emerging Markets (a)	25	46	102	143
Other	42	43	118	128

Water Solutions and Services
United States	405	403	1,142	1,185
Western Europe	21	23	77	73
Emerging Markets (a)	61	69	177	175
Other	65	48	226	160

Total	$2,122	$2,177	$6,443	$6,406

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

(in millions)	Contract Assets (a)	Contract Liabilities (b)
Balance at January 1, 2026	$510	$286
Additions, net (b)	393	225
Revenue recognized from opening balance	—	(212)
Billings transferred to accounts receivable	(232)	—
Foreign currency and other	(21)	(2)
Balance at September 30, 2026	$650	$297

Balance at January 1, 2025	303	322
Additions, net	316	205
Revenue recognized from opening balance	—	(227)
Billings transferred to accounts receivable	(161)	—
Foreign currency and other	10	(2)
Balance at September 30, 2025	$468	$298
(a)Excludes receivable balances, which are disclosed on the Condensed Consolidated Balance Sheets
(b)Additions include revenue recorded in the current year of $36 million pertaining to performance obligations that were partially satisfied during previous periods. Such amount relates primarily to changes in scope and price.
Performance obligations
Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycles and delays can occur from time to time. As of September 30, 2026, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied for contracts with performance obligations, amount to $3,192 million. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

Note 5. Restructuring and Asset Impairment Charges
Restructuring
From time to time, the Company will incur costs related to restructuring actions in order to streamline our organization, optimize our cost base, and strengthen our competitive position and ability to better serve our customers. During the three and nine months ended September 30, 2026, we incurred restructuring charges of $8 million and $50 million, respectively. During the three and nine months ended September 30, 2025, we incurred restructuring charges of $23 million and $62 million, respectively.

The following table presents the components of restructuring expense and asset impairment charges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
By component:
Severance and other charges	$8	$21	$51	$60
Asset impairment	—	3	1	4
Reversal of restructuring accruals	—	(1)	(2)	(2)
Total restructuring costs	8	23	50	62
Asset impairment charges	—	—	—	8
Total restructuring and asset impairment charges	$8	$23	$50	$70

By segment:
Water Infrastructure	$1	$16	$29	$38
Applied Water	1	4	5	16
Measurement and Control Solutions	6	1	12	7
Water Solutions and Services	—	1	4	6
Corporate and Other	—	1	—	3
The following table displays a roll-forward of the restructuring accruals, presented on our Condensed Consolidated Balance Sheets within "Accrued and other current liabilities" and "Other non-current accrued liabilities," for the nine months ended September 30, 2026 and 2025:

(in millions)	2026	2025
Restructuring accruals - January 1	$34	$25
Restructuring costs	50	62
Cash payments	(59)	(48)
Asset impairment	(1)	(4)
Foreign currency and other	(1)	—
Restructuring accruals - September 30	$23	$35

By segment:
Water Infrastructure	$4	$9
Applied Water	—	1
Measurement and Control Solutions	7	1
Water Solutions and Services	2	3
Centralized support facilities (a)	10	21
Corporate and other	—	—
(a)    Centralized support facilities consist primarily of support functions, including selling and marketing organizations, that incurred restructuring expense which was allocated to the segments. However, the liabilities associated with restructuring expense were not allocated to the segments.

The following table presents the total costs expected to be incurred, the amount incurred in the period, and the cumulative costs incurred to date for our 2026 and 2025 restructuring actions:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Corporate	Total
Actions Commenced in 2026:
Total expected costs	$—	$5	$1	$2	$1	$9
Costs incurred during Q1 2026	—	—	—	—	—	$—
Costs incurred during Q2 2026	—	2	1	3	—	$6
Costs incurred during Q3 2026	—	1	—	(1)	—	—
Total expected costs remaining	$—	$2	$—	$—	$1	$3

Actions Commenced in 2025:
Total expected costs	$85	$25	$22	$11	$—	$143
Costs incurred in 2025	55	23	9	6	—	$93
Costs incurred during Q1 2026	26	1	3	1	—	$31
Costs incurred during Q2 2026	2	1	1	—	—	$4
Costs incurred during Q3 2026	1	—	6	1	—	8
Total expected costs remaining	$1	$—	$3	$3	$—	$7
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
During the third quarter of 2025, we recognized $3 million in fixed asset impairment charges due to restructuring actions within our Water Infrastructure segment.
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
The income tax provision for the three months ended September 30, 2026 was $77 million resulting in an effective tax rate of 21.1%, compared to a $71 million expense resulting in an effective tax rate of 23.9% for the same period in 2025. The income tax provision for the nine months ended September 30, 2026 was $235 million resulting in an effective tax rate of 24.2%, compared to a $196 million expense resulting in an effective tax rate of 24.1% for the same period in 2025. The effective tax rate for the three months ended September 30, 2026 was generally consistent with the U.S. federal statutory rate. The effective tax rate for the nine months ended September 30, 2026 was higher than the U.S. federal statutory rate primarily due to the mix of earnings across jurisdictions and the tax impact of the 2026 international metering business divestiture.
Unrecognized Tax Benefits
During 2019, Xylem’s Swedish subsidiary received a tax assessment from the Swedish Tax Agency (the "STA") for the 2013 tax year related to the tax treatment of an intercompany transfer of certain intellectual property that was made in connection with a reorganization of our European businesses. Xylem filed an appeal with the Administrative Court of Växjö, which rendered a decision adverse to Xylem in June 2022 for SEK837 million (approximately $84 million USD) consisting of the full tax assessment amount plus penalties and interest. Xylem appealed this decision with the intermediate appellate court, the Administrative Court of Appeal, and on May 15, 2024, that court rendered a decision in favor of Xylem and also remanded an issue to the trial court for resolution. In December 2025, the trial court issued a ruling on the remanded issue in Xylem's favor. The STA has appealed this ruling to the Administrative Court of Appeal. An oral hearing before the Administrative Court of Appeal is scheduled for November 2026. Management, in consultation with external legal advisors, continues to believe it is more likely than not that Xylem will prevail on the proposed assessment and will continue to vigorously defend our position through this litigation. There can be no assurance that the final determination by the authorities will not be materially different than our position. As of September 30, 2026, we have not recorded any unrecognized tax benefits related to this uncertain tax position.

Note 7. Earnings Per Share
The following is a reconciliation of the shares used in calculating basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income attributable to Xylem (in millions)	$291	$227	$747	$622
Shares (in thousands):
Weighted average common shares outstanding	232,702	243,436	237,246	243,297
Add: Participating securities (a)	17	18	16	22
Weighted average common shares outstanding — Basic	232,719	243,454	237,262	243,319
Plus incremental shares from assumed conversions: (b)
Dilutive effect of stock options	230	358	256	341
Dilutive effect of restricted stock units and performance share units	91	279	140	250
Weighted average common shares outstanding — Diluted	233,040	244,091	237,658	243,910
Basic earnings per share	$1.25	$0.93	$3.15	$2.56
Diluted earnings per share	$1.25	$0.93	$3.14	$2.55
(a)Restricted stock units containing rights to non-forfeitable dividends that participate in undistributed earnings with common stockholders are considered participating securities for purposes of computing earnings per share.
(b)Incremental shares from stock options, restricted stock units and performance share units are computed by the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock units and performance share units, reduced by the repurchase of shares with the proceeds from the assumed exercises and unrecognized compensation expense for outstanding awards. Performance share units are included in the treasury stock calculation of diluted earnings per share based upon achievement of underlying performance and market conditions at the end of the reporting period. See Note 15, "Share-Based Compensation Plans," to the condensed consolidated financial statements for further detail on the performance share units.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Stock options	1,126	903	1,064	925
Restricted stock units	428	339	395	373
Performance share units	7	97	25	170

Note 8. Inventories
The components of total inventories are summarized as follows:

(in millions)	September 30, 2026	December 31, 2025
Finished goods	$356	$342
Work in process	108	100
Raw materials	588	541
Total inventories	$1,052	$983

Note 9. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2026 are as follows:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance as of January 1, 2026	$2,264	$905	$2,270	$2,893	$8,332
Activity in 2026
Acquisitions	(2)	—	155	107	260
Divestitures	(2)	(2)	(5)	—	(9)
Foreign currency and other	(14)	(6)	(34)	(5)	(59)
Balance as of September 30, 2026	$2,246	$897	$2,386	$2,995	$8,524
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	September 30, 2026			December 31, 2025
(in millions)	Carrying Amount	Accumulated Amortization	Net Intangibles	Carrying Amount	Accumulated Amortization	Net Intangibles
Customer and distributor relationships	$2,261	$(777)	$1,484	$2,180	$(688)	$1,492
Proprietary technology and patents	448	(217)	231	430	(185)	245
Trademarks	185	(137)	48	183	(126)	57
Software (a)	631	(435)	196	644	(431)	213
Other	154	(67)	87	153	(56)	97
Indefinite-lived intangibles	174	—	174	168	—	168
Other intangibles	$3,853	$(1,633)	$2,220	$3,758	$(1,486)	$2,272
(a)Includes capitalized software developed as a product or service offered directly to external customers. As of September 30, 2026 and December 31, 2025, we had net capitalized software used in sales and services to external customers of $160 million and $175 million, respectively.
Amortization expense related to finite-lived intangible assets was $72 million and $222 million for the three and nine-month periods ended September 30, 2026, respectively. Amortization expense related to finite-lived intangible assets was $78 million and $231 million for the three and nine-month periods ended September 30, 2025, respectively.
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
In addition, we use interest rate swap agreements designated as fair value hedges to manage exposure to changes in benchmark interest rates associated with certain fixed-rate debt obligations.
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
Certain business units with exposure to foreign currency exchange risks have designated certain currency forward agreements as cash flow hedges of forecasted intercompany inventory purchases and sales. Our principal currency exposures for which we enter into cash flow hedges relate to the Euro, Swedish Krona, British Pound, Canadian Dollar, Polish Zloty, and Australian Dollar. We had foreign exchange contracts with purchased notional amounts totaling $138 million and $759 million as of September 30, 2026 and December 31, 2025, respectively. The most significant foreign currency derivatives are as follows:

(in millions)		Notional Value
Sell Currency	Buy Currency	September 30, 2026	December 31, 2025
USD	EUR	$58	$275
EUR	SEK	36	226
GBP	EUR	21	119
CAD	EUR	8	44
CAD	USD	6	37
EUR	PLN	4	33
AUD	EUR	5	25
		$138	$759
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
The total notional amount of derivative instruments designated as net investment hedges was $4,404 million and $3,171 million as of September 30, 2026 and December 31, 2025, respectively.
Fair Value Hedges of Fixed-Rate Debt
During the quarter ended September 30, 2026, the Company entered into interest rate swap agreements with an aggregate notional amount of $600 million and designated the swaps as fair value hedges of benchmark interest rate risk associated with portions of its fixed-rate senior notes due 2036 and 2046.
The Company uses interest rate swap agreements to manage exposure to changes in the fair value of fixed-rate debt resulting from changes in benchmark interest. Under these arrangements, the Company receives fixed-rate interest payments and makes variable-rate payments based on Secured Overnight Financing Rate ("SOFR"). The

Company accounts for these interest rate swap agreements as fair value hedges using the shortcut method of accounting under which the hedges are assumed to be perfectly effective.
The table below provides information regarding the Company's outstanding interest rate derivatives that were used to hedge changes in fair value attributable to interest rate risk:

(in millions)	September 30, 2026	December 31, 2025
Carrying amount of hedged debt	$565	$—
Cumulative hedging adjustments, included in carrying amount	(28)	—
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statements and Statements of Comprehensive Income. Items in the table below reflect changes in "Other comprehensive income (loss)" ("OCI/L") within the Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Derivatives in Cash Flow Hedges
Foreign Exchange Contracts
Amount of (loss)/gain recognized in OCI/L	$(2)	$1	$(14)	$31
Amount of loss/(gain) reclassified from OCI/L into Revenue	3	(3)	1	2
Amount of gain reclassified from OCI/L into Cost of revenue	(1)	(2)	(5)	(4)

Derivatives in Net Investment Hedges
Cross-Currency Swaps
Amount of (loss)/gain recognized in OCI/L	$(42)	$14	$43	$(341)
Amount of income recognized in Interest expense	15	11	43	31
As of September 30, 2026, $8 million of net gain on cash flow hedges are expected to be reclassified into earnings in the next 12 months.
As of September 30, 2026, no gains or losses on the net investment hedges are expected to be reclassified into earnings over their duration.
The fair values of our derivative assets and liabilities are measured on a recurring basis using Level 2 inputs and     are determined through the use of models that consider various assumptions including yield curves, time value and other measurements.

The fair values of our derivative contracts currently included in our hedging program were as follows:

(in millions)	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments
Assets
Cash Flow Hedges
Prepaid and other current assets	$—	$7
Net Investment Hedges
Other non-current assets	$—	$—
Fair Value Hedges
Long-term debt, net	$—	$—
Liabilities
Cash Flow Hedges
Accrued and other current liabilities	$(5)	$(2)
Net Investment Hedges
Other non-current accrued liabilities	$(261)	$(317)
Fair Value Hedges
Other non-current accrued liabilities	$(28)	$—

Note 11. Current Liabilities
The components of total Accrued and other current liabilities are as follows:

(in millions)	September 30, 2026	December 31, 2025
Compensation and other employee-benefits	$303	$371
Customer-related liabilities	400	370
Accrued taxes	227	207
Lease liabilities	131	121
Accrued warranty costs	44	43
Accrued commissions	41	40
Accrued restructuring liabilities	23	34
Other accrued liabilities	88	51
Total accrued and other current liabilities	$1,257	$1,237
The Company facilitates the opportunity for suppliers to participate in voluntary supply chain financing programs with third-party financial institutions. Xylem agrees on commercial terms, including payment terms, with suppliers regardless of program participation. The Company does not determine the terms or conditions of the arrangement between suppliers and the third-party financial institutions. Participating suppliers are paid directly by the third-party financial institution. Xylem pays the third-party financial institution the stated amount of confirmed invoices from its designated suppliers at the original invoice amount on the original maturity dates of the invoices, ranging from 45-180 days. Xylem does not pay fees related to these programs. Xylem or the third-party financial institutions may terminate the agreements upon at least 30 days notice. The total outstanding balance presented within "Accounts payable" on our Condensed Consolidated Balance Sheets under these programs is $250 million and $244 million as of September 30, 2026 and December 31, 2025, respectively.
The table below provides changes in the confirmed obligations outstanding related to our supplier financing programs over the nine months ended September 30, 2026:

(in millions)	2026
Confirmed obligations outstanding – January 1	$244
Invoices confirmed	734
Confirmed invoices paid	(726)
Foreign currency and other	(2)
Confirmed obligations outstanding – September 30	$250

Note 12. Credit Facilities and Debt
Total debt outstanding is summarized as follows:

(in millions)	September 30, 2026	December 31, 2025
3.250% Senior Notes due 2026 (a)	$500	$500
1.950% Senior Notes due 2028 (a)	500	500
2.250% Senior Notes due 2031 (a)	500	500
5.200% Senior Notes due 2033 (a)	500	—
5.450% Senior Notes due 2036 (a)	500	—
4.375% Senior Notes due 2046 (a)	400	400
Equipment Financing due 2026 to 2032	20	27
Other	23	27
Debt issuance costs and unamortized discount (b)	(20)	(12)
Fair value hedge basis adjustments	(28)	—
Total debt	$2,895	$1,942
Less: short-term borrowings and current maturities of long-term debt	530	534
Total long-term debt	$2,365	$1,408
(a)The fair value of our Senior Notes was determined using quoted prices in active markets for identical securities, which are considered Level 1 inputs. The fair value of our Senior Notes due 2026 was $499 million and $497 million as of September 30, 2026 and December 31, 2025, respectively. The fair value of our Senior Notes due 2028 was $480 million and $480 million as of September 30, 2026 and December 31, 2025, respectively. The fair value of our Senior Notes due 2031 was $438 million and $454 million as of September 30, 2026 and December 31, 2025 respectively. The fair value of our Senior Notes due 2033 was $484 million as of September 30, 2026. The fair value of our Senior Notes due 2036 was $483 million as of September 30, 2026. The fair value of our Senior Notes due 2046 was $314 million and $340 million as of September 30, 2026 and December 31, 2025, respectively.
(b)The debt issuance costs and unamortized discount are recognized as a reduction in the carrying value of the Senior Notes in the Condensed Consolidated Balance Sheets and is being amortized to interest expense in our Condensed Consolidated Income Statements over the expected remaining terms of the Senior Notes.
Senior Notes
In the fourth quarter of 2026, we issued $500 million aggregate principal amount of 5.250% Senior Notes due September 2029 (the “Senior Notes due 2029”), $500 million aggregate principal amount of 5.450% Senior Notes due January 2032 (the “Senior Notes due 2032”) and $500 million aggregate principal amount of 5.850% Senior Notes due January 2037 (the “Senior Notes due 2037” and, together with the Senior Notes due 2029 and the Senior Notes due 2032, the “September 2026 Notes”). The September 2026 Notes are unsecured and unsubordinated obligations of the Company and rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness. The September 2026 Notes are not guaranteed by any of our subsidiaries.
The September 2026 Notes include covenants that restrict our ability, and the ability of our restricted subsidiaries, to incur debt secured by liens on certain property above a threshold, to engage in certain sale and leaseback transactions involving certain property above a threshold, and to consolidate or merge, or convey or transfer all or substantially all of our assets. We may redeem the September 2026 Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Notes to be redeemed, plus a make-whole premium. We may also redeem the September 2026 Notes in certain other circumstances, as set forth in the applicable September 2026 Notes indenture.
If a change of control triggering event (as defined in the indenture) occurs, the Company is required to offer to repurchase the September 2026 Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. The indenture also contains customary provisions regarding events of default, defeasance, and amendment, including the ability to modify certain terms with the consent of holders of a majority in principal amount of the outstanding September 2026 Notes.
The September 2026 Notes are also subject to a special mandatory redemption. If (i) the Company does not complete the acquisition of the Cornell Pump and Roper Pump businesses described in Note 3, “Acquisitions and Divestitures,” on or before August 10, 2027 (or such later date to which the termination date under the definitive agreement for the acquisition may be extended in accordance with its terms), (ii) the definitive agreement is terminated on or before that date, or (iii) the Company notifies the trustee in writing that it will not pursue completion of the acquisition, the Company will be required to redeem all of the September 2026 Notes of each series at a redemption price equal to 101% of their principal amount, plus accrued and unpaid interest to the redemption date.
Interest on the Senior 2029 Notes is payable on March 28 and September 28 of each year, commencing on March 28, 2027. Interest on the Senior 2032 Notes and the Senior 2037 Notes is payable on January 15 and July 15 of each year, commencing on January 15, 2027.
On May 29, 2026, we issued $500 million aggregate principal amount of 5.200% Senior Notes due June 2033 (the “Senior Notes due 2033”) and $500 million aggregate principal amount of 5.450% Senior Notes due June 2036 (the “Blue Notes due 2036” and, together with the Senior Notes due 2033, the “May 2026 Notes”). The May 2026 Notes are unsecured and unsubordinated obligations of the Company and rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness. The May 2026 Notes are not guaranteed by any of our subsidiaries.
The May 2026 Notes include covenants that restrict our ability, and the ability of our restricted subsidiaries, to incur debt secured by liens on certain property above a threshold, to engage in certain sale and leaseback transactions involving certain property above a threshold, and to consolidate or merge, or convey or transfer all or substantially all of our assets. We may redeem the May 2026 Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the May 2026 Notes to be redeemed, plus a make-whole premium. We may also redeem the May 2026 Notes in certain other circumstances, as set forth in the applicable May 2026 Notes Indenture.
If a change of control triggering event (as defined in the applicable Senior Notes indenture) occurs, the Company is required to repurchase the May 2026 Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. The indenture also contains customary provisions regarding events of default, defeasance, and amendment, including the ability to modify certain terms with the consent of holders of a majority in principal amount of the outstanding May 2026 Notes.
Interest on the May 2026 Notes is payable on June 1 and December 1 of each year. As of September 30, 2026, we are in compliance with all covenants for the May 2026 Notes.
On June 26, 2020, we issued 1.950% Senior Notes of $500 million aggregate principal amount due January 2028 (the “Senior Notes due 2028”) and 2.250% Senior Notes of $500 million aggregate principal amount due January 2031 (the “Senior Notes due 2031” and, together with the Senior Notes due 2028, the “Green Bond”).
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
If a change of control triggering event (as defined in the applicable Green Bond indenture) occurs, we will be required to make an offer to purchase the Green Bond notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.
Interest on the Green Bond is payable on January 30 and July 30 of each year. As of September 30, 2026, we are in compliance with all covenants for the Green Bond.
On October 11, 2016, we issued 3.250% Senior Notes of $500 million aggregate principal amount due November 2026 (the "Senior Notes due 2026") and 4.375% Senior Notes of $400 million aggregate principal amount due November 2046 (the "Senior Notes due 2046" and, together with the Senior Notes due 2026, the "October 2016 Notes").
The October 2016 Notes include covenants that restrict our ability, and the ability of our restricted subsidiaries, to incur debt secured by liens on certain property above a threshold, to engage in certain sale and leaseback transactions involving certain property above a threshold, and to consolidate or merge, or convey or transfer all or substantially all of our assets. We may redeem the October 2016 Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of our October 2016 Notes to be redeemed, plus a make-whole premium. We may also redeem the October 2016 Notes in certain other circumstances, as set forth in the applicable October 2016 Notes indenture.
If a change of control triggering event (as defined in the applicable Senior Notes indenture) occurs, we will be required to make an offer to purchase the October 2016 Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.

Interest on the October 2016 Notes due 2026 and the Senior Notes due 2046 is payable on May 1 and November 1 of each year. As of September 30, 2026, we are in compliance with all covenants for the October 2016 Notes.
Credit Facilities
2023 Five-Year Revolving Credit Facility
On March 1, 2023, Xylem entered into a five-year revolving credit facility (the "2023 Credit Facility") with Citibank, N.A., as Administrative Agent, and a syndicate of lenders. The 2023 Credit Facility provided for an aggregate principal amount of up to $1 billion (available in U.S. Dollars and in Euros), with increases of up to $300 million for a maximum aggregate principal amount of $1.3 billion at the request of Xylem and with the consent of the institutions providing such increased commitments. On September 8, 2026, Xylem terminated the 2023 Credit Facility among the Company, certain lenders and Citibank, N.A. as Administrative Agent as a result of signing the 2026 Five-Year Revolving Credit Facility.
2026 Five-Year Revolving Credit Facility
On September 8, 2026 Xylem entered into a five-year revolving credit facility (the "2026 Credit Facility") with Citibank, N.A., as Administrative Agent, and a syndicate of lenders. The 2026 Credit Facility provides for an aggregate principal amount of up to $1.5 billion (available in U.S. Dollars and in Euros), with increases of up to $500 million for a maximum aggregate principal amount of $2.0 billion at the request of Xylem and with the consent of the institutions providing such increased commitments.
Interest on all loans under the 2026 Credit Facility is payable either quarterly or at the expiration of any Term SOFR or EURIBOR interest period applicable thereto. Borrowings accrue interest at a rate equal to, at Xylem's election, a base rate or an adjusted Term SOFR or EURIBOR rate plus an applicable margin. The 2026 Credit Facility includes customary provisions for implementation of replacement rates for Term SOFR-based and EURIBOR-based loans. The 2026 Credit Facility also includes a pricing grid that determines the applicable margin based on Xylem's credit rating, with a further adjustment based on Xylem's achievement of certain Environmental, Social and Governance ("ESG") key performance indicators. Xylem will also pay quarterly fees to each lender for such lender's commitment to lend accruing on such commitment at a rate based on Xylem's credit rating, whether such commitment is used or unused, as well as a quarterly letter of credit fee accruing on the letter of credit exposure of such lender during the preceding quarter at a rate based on the credit rating of Xylem with a further adjustment based on Xylem's achievement of certain ESG key performance indicators.
The 2026 Credit Facility requires that Xylem maintain a consolidated total debt to consolidated EBITDA ratio (or maximum leverage ratio), which will be based on the last four fiscal quarters. In accordance with the terms of the agreement to the 2026 Credit Facility, Xylem may not exceed a maximum leverage ratio of 4.00 to 1.00 for a period of four consecutive fiscal quarters beginning with the fiscal quarter during which a material acquisition is consummated and a maximum leverage ratio of 3.50 to 1.00 thereafter for a minimum of four fiscal quarters before another material acquisition is consummated. In addition, the 2026 Credit Facility contains a number of customary covenants, including limitations on the incurrence of secured debt and debt of subsidiaries, liens, sale and lease-back transactions, mergers, consolidations, liquidations, dissolutions and sales of assets. The 2026 Credit Facility also contains customary events of default. Finally, Xylem has the ability to designate subsidiaries that can borrow under the 2026 Credit Facility, subject to certain requirements and conditions set forth in the 2026 Credit Facility. As of September 30, 2026, the 2026 Credit Facility was undrawn, and we are in compliance with all revolver covenants. The 2026 Credit Facility has availability of $1.5 billion, comprised of the $1.5 billion aggregate principal as of September 30, 2026.

As of September 30, 2026, the future maturities of our debt were as follows:

(in millions)	Maturity
From September 30, 2026 through December 31, 2026	$523
2027	11
2028	508
2029	1
2030	—
Thereafter	1,900
Total Future Maturities	$2,943
Debt issuance costs and unamortized discount (a)	(20)
Fair value hedge basis adjustments	(28)
Total	$2,895
(a)The debt issuance costs and unamortized discount is recognized as a reduction in the carrying value of the Senior Notes in the Consolidated Balance Sheets and is being amortized to interest expense in our Consolidated Income Statements over the expected remaining terms of the Senior Notes.
Commercial Paper
U.S. Dollar Commercial Paper Program
Our U.S. Dollar commercial paper program generally serves as a means of short-term funding with a $600 million maximum issuing balance and a combined limit of $1.5 billion inclusive of the 2026 Credit Facility. As of September 30, 2026 and December 31, 2025, none of the Company's $600 million U.S. Dollar commercial paper program was outstanding, respectively.
Euro Commercial Paper Program
On June 3, 2019, Xylem entered into a Euro commercial paper program with ING Bank N.V., as administrative agent, and a syndicate of dealers. The Euro commercial paper program provides for a maximum issuing balance of up to €500 million (approximately $569 million) which may be denominated in a variety of currencies. The maximum issuing balance may be increased in accordance with the Dealer Agreement. As of September 30, 2026 and December 31, 2025, none of the Company's Euro commercial paper program was outstanding. We have the ability to continue borrowing under this program going forward in future periods.

Note 13. Post-retirement Benefit Plans
The components of net periodic benefit cost for our defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Domestic defined benefit pension plans:
Service cost	$—	$1	$1	$2
Interest cost	2	2	4	4
Expected return on plan assets	(2)	(1)	(4)	(4)
Amortization of net actuarial loss	1	—	2	1
Net periodic benefit cost	$1	$2	$3	$3
International defined benefit pension plans:
Service cost	$2	$2	$7	$7
Interest cost	5	4	14	12
Expected return on plan assets	(3)	(3)	(10)	(9)
Amortization of net actuarial gain	—	—	(2)	—
Net periodic benefit cost	$4	$3	$9	$10
Total net periodic benefit cost	$5	$5	$12	$13
The components of net periodic benefit cost, other than the service cost component, are included in the line item Other non-operating income, net in the Condensed Consolidated Income Statements.
The total net periodic benefit cost for other post-retirement employee benefit plans was $1 million and $2 million for the three and nine months ended September 30, 2026, respectively, and $1 million for both the three and nine months ended September 30, 2025. The cost includes net credits recognized into "Other comprehensive income (loss)" of less than $1 million, for each of the three and nine months ended September 30, 2026 and 2025, respectively.
We contributed $20 million and $18 million to our defined benefit plans for the nine months ended September 30, 2026 and 2025, respectively. Additional contributions ranging between approximately $3 million and $7 million are expected to be made during the remainder of 2026.

Note 14. Equity
The following table shows the changes in stockholders' equity for the nine months ended September 30, 2026:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
Balance at January 1, 2026	3	8,759	3,706	(768)	(220)	11	11,491
Net income attributable to Xylem	—	—	193	—	—	—	193
Other comprehensive loss, net	—	—	—	—	(9)	(2)	(11)
Dividends declared ($0.43 per share)	—	—	(105)	—	—	—	(105)
Stock incentive plan activity	—	13	—	(14)	—	—	(1)
Distribution to minority shareholders	—	—	—	—	—	(1)	(1)
Repurchase of common stock	—	—	—	(586)	—	—	(586)
Balance at March 31, 2026	$3	$8,772	$3,794	$(1,368)	$(229)	$8	$10,980
Net income attributable to Xylem	—	—	263	—	—	—	263
Other comprehensive (loss) income, net	—	—	—	—	(73)	1	(72)
Divestiture of non-controlling interest	—	—	—	—	—	(7)	(7)
Dividends declared ($0.43 per share)	—	—	(101)	—	—	—	(101)
Net income attributable to non-controlling interests	—	—	—	—	—	1	1
Stock incentive plan activity	—	15	—	—	—	—	15
Repurchase of common stock	—	—	—	(655)	—	—	(655)
Balance at June 30, 2026	$3	$8,787	$3,956	$(2,023)	$(302)	$3	$10,424
Net income attributable to Xylem	—	—	291	—	—	—	291
Other comprehensive loss, net	—	—	—	—	(5)	—	(5)
Dividends declared ($0.43 per share)	—	—	(100)	—	—	—	(100)
Stock incentive plan activity	—	14	—	—	—	—	14
Repurchase of common stock	—	—	—	(352)	—	—	(352)
Balance at September 30, 2026	$3	$8,801	$4,147	$(2,375)	$(307)	$3	$10,272

The following table shows the changes in stockholders' equity for the nine months ended September 30, 2025:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest	Total
Balance at January 1, 2025	$3	$8,687	$3,140	$(753)	$(435)	$5	$10,647
Net income attributable to Xylem	—	—	169	—	—	—	169
Other comprehensive income, net	—	—	—	—	98	—	98
Dividends declared ($0.40 per share)	—	—	(98)	—	—	—	(98)
Net Income attributable to non-controlling interests	—	—	—	—	—	1	1
Stock incentive plan activity	—	18	—	(13)	—	—	5
Balance at March 31, 2025	$3	$8,705	$3,211	$(766)	$(337)	$6	$10,822
Net income attributable to Xylem	—	—	226	—	—	—	226
Other comprehensive income, net	—	—	—	—	115	—	115
Other activity	—	—	—	—	—	1	1
Dividends declared ($0.40 per share)	—	—	(98)	—	—	—	(98)
Distribution to minority shareholders	—	—	—	—	—	(2)	(2)
Net Income attributable to non-controlling interests	—	—	—	—	—	2	2
Stock incentive plan activity	—	15	—	—	—	—	15
Balance at June 30, 2025	$3	$8,720	$3,339	$(766)	$(222)	$7	$11,081
Net income attributable to Xylem	—	—	227	—	—	—	227
Other Comprehensive loss, net	—	—	—	—	(11)	—	(11)
Other Activity	—	—	—	—	—	4	4
Dividends declared ($0.40 per share)	—	—	(97)	—	—	—	(97)
Net Income attributable to non-controlling interests	—	—	—	—	—	1	1
Stock incentive plan activity	—	15	—	(1)	—	—	14
Balance at September 30, 2025	$3	$8,735	$3,469	$(767)	$(233)	$12	$11,219

Note 15. Share-Based Compensation Plans
Share-based compensation expense was $14 million and $39 million during the three and nine months ended September 30, 2026, respectively, and $12 million and $37 million during the three and nine months ended September 30, 2025, respectively. The unrecognized compensation expense related to our stock options, restricted stock units and performance share units was $13 million, $46 million and $24 million, respectively, at September 30, 2026 and is expected to be recognized over a weighted average period of 1.9, 2.0 and 1.9 years, respectively. The amount of cash received from the exercise of stock options was $3 million and $11 million for the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, there were 4.2 million shares of common stock available for future awards.
Stock Option Grants
The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2026:

	Share units (in thousands)	Weighted Average Exercise Price / Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2026	1,142	$95.75	6.4	$46
Granted	296	127.64
Exercised	(44)	72.30
Forfeited and expired	(67)	128.93
Other	(1)	129.67
Outstanding at September 30, 2026	1,326	$101.94	6.2	$18
Options exercisable at September 30, 2026	849	$87.04	4.7	$18
Vested and non-vested expected to vest as of September 30, 2026	1,293	$101.28	6.0	$18
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the nine months ended September 30, 2026 was $2 million.
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions used for 2026 grants:

Dividend yield	1.33%
Volatility	27.10%
Risk-free interest rate	3.68%
Expected term (in years)	5.6
Weighted-average fair value per option	$36.19
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
Restricted Stock Unit Grants
Restricted stock units awarded to employees typically vest over a three-year period. Prior to the time a restricted stock unit becomes fully vested, the awardees cannot transfer, pledge or encumber such units. Prior to the time a restricted stock unit is fully vested, the awardees are not granted certain rights of a stockholder, such as the right to vote and receive dividends; however, dividends accrue during the vesting period and are paid upon vesting. If an employee leaves prior to vesting, whether through resignation or termination for cause, the restricted stock unit and related accrued dividends are forfeited. If an employee retires prior to vesting, a portion or the entirety of the restricted stock unit will vest in accordance with the terms of the applicable grant agreements. Restricted stock units awarded to members of our Board become fully vested upon the day prior to the next annual meeting. The fair value of the restricted stock unit awards is determined using the closing price of our common stock on date of grant.

The following is a summary of restricted stock unit activity for the nine months ended September 30, 2026:

	Share Units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2026	506	$123.27
Granted	311	126.81
Vested	(245)	119.14
Forfeited	(52)	122.81
Other	(4)	123.27
Outstanding at September 30, 2026	516	$127.40
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
Adjusted EBITDA Performance Share Unit Grants
The fair value of the adjusted EBITDA performance share unit awards is determined using the closing price of the grant.
The following is a summary of our adjusted EBITDA grants for the nine months ended September 30, 2026:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2026	47	$113.89
Adjustment for Performance Condition Achieved (a)	18	100.50
Vested	(42)	100.50
Forfeited	(4)	127.03
Outstanding at September 30, 2026	19	$127.94
(a) Represents an increase in the number of original EBITDA performance share units awarded based on the final performance condition achievement at the end of the performance period of such awards.

TSR Performance Share Unit Grants
The following is a summary of the changes in outstanding TSR performance share units for nine months ended September 30, 2026:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2026	146	$157.41
Granted	65	108.51
Adjustment for Performance Condition Achieved (a)	3	109.04
Vested	(51)	109.04
Forfeited	(21)	159.01
Outstanding at September 30, 2026	142	$151.00
(a)Represents an increase in the number of original TSR performance share units awarded based on the final market condition achievement at the end of the performance period of such awards.
The fair value of TSR performance share units were calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The following are weighted-average key assumptions for 2026 grants.

Volatility	22.9%
Risk-free interest rate	3.49%
Revenue Performance Share Unit Grants
The fair value of the Revenue performance share unit awards is determined using the closing price of our common stock on date of grant.
The following is a summary of our Revenue performance share unit grants for the nine months ended September 30, 2026:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2026	47	$113.89
Adjustment for Performance Condition Achieved (a)	5	100.50
Vested	(29)	100.50
Forfeited	(4)	127.03
Outstanding at September 30, 2026	19	$127.94
(a)Represents an increase in the number of original revenue performance share units awarded based on the final performance condition achievement at the end of the performance period of such awards.
EPS Performance Share Unit Grants
The fair value of the earnings per share ("EPS") performance share unit awards is determined using the closing price of our common stock on date of grant.
The following is a summary of the changes in outstanding EPS performance share units for nine months ended September 30, 2026:

	Share units (in thousands)	Weighted Average Grant Date Fair Value / Share
Outstanding at January 1, 2026	52	$129.82
Granted	65	130.72
Forfeited	(14)	130.70
Outstanding at September 30, 2026	103	$130.27

Employee Stock Purchase Plan
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
The initial offering period under the ESPP began on June 1, 2026 and will close on November 30, 2026. For the three and nine months ended September 30, 2026, no shares have been sold under the ESPP. We accrued less than $1 million of expense for the three and nine months ended September 30, 2026 associated with the ESPP.

Note 16. Capital Stock
For the three and nine months ended September 30, 2026 the Company repurchased 3.2 million shares of common stock for $349 million and 13.7 million shares of common stock for $1,592 million, respectively. For the three and nine months ended September 30, 2025, the Company repurchased less than 0.1 million shares of common stock for $1 million and 0.1 million shares of common stock for $14 million, respectively. Repurchases may include share repurchase programs approved by the Board of Directors and repurchases in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units. The detail of repurchases by each program are as follows:
On August 24, 2015, our Board of Directors authorized the repurchase of up to $500 million in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. During the first quarter of 2026, the Company repurchased 1.4 million shares of common stock for $182 million under this program. As of September 30, 2026 there is no additional capacity for share repurchases under this program.
On February 25, 2026, our Board of Directors authorized the repurchase of up to $1.5 billion in shares with no expiration date. The program's objective is to deploy our capital in a manner that benefits our shareholders and maintains our focus on growth. For the three and nine months ended September 30, 2026, the Company repurchased 3.2 million shares and 12.2 million shares of common stock for $349 million and $1,396 million, respectively, under this program, of which $337 million and $1,384 million, respectively, was paid in cash, and $12 million was accrued as of September 30, 2026. As of September 30, 2026 there are $105 million in additional shares that may still be repurchased under this program.
In relation to the aforementioned share repurchase programs, the Company has accrued a total $15 million in excise taxes as of September 30, 2026. There were no excise taxes accrued related to share repurchase programs as of December 31, 2025.
Aside from the aforementioned repurchase programs, we repurchased less than 0.1 million shares and 0.1 million shares for $0.2 million and $14 million for the three and nine months ended September 30, 2026, respectively and less than 0.1 million shares and 0.1 million shares for $1 million and $14 million for the three and nine months ended September 30, 2025, respectively, in relation to settlement of employee tax withholding obligations due as a result of the vesting of restricted stock units.

Note 17. Accumulated Other Comprehensive Loss
The following table provides the components of accumulated other comprehensive loss ("AOCL") for the nine months ended September 30, 2026:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2026	$(191)	$(39)	$10	$(220)
Foreign currency translation adjustment	16	—	—	16
Amount of currency translation adjustment relating to divestiture of foreign subsidiaries reclassified into net income	5	—	—	5
Tax on foreign currency translation adjustment	(18)	—	—	(18)
Amortization of actuarial gain on post-retirement benefit plans into other non-operating income, net	—	(1)	—	(1)
Unrealized loss on derivative hedge agreements	—	—	(8)	(8)
Tax on unrealized gain on derivative hedge agreements	—	—	2	2
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(3)	(3)
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(2)	(2)
Balance at March 31, 2026	$(188)	$(40)	$(1)	$(229)
Foreign currency translation adjustment	(53)	—	—	(53)
Amount of gain recognized relating to divestiture of foreign subsidiaries reclassified into net income	—	(3)		(3)
Amount of currency translation adjustment relating to divestiture of foreign subsidiaries reclassified into net income	(13)	—	—	(13)
Tax on foreign currency translation adjustment	(3)	—	—	(3)
Amortization of actuarial loss on post-retirement plans into other non-operating income, net	—	1	—	1
Foreign currency translation adjustment for post-retirement benefit plans		2		2
Unrealized loss on derivative hedge agreements	—	—	(4)	(4)
Tax on unrealized loss on derivative hedge agreements	—	—	1	1
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	1	1
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(2)	(2)
Balance at June 30, 2026	$(257)	$(40)	$(5)	$(302)
Foreign currency translation adjustment	(24)	—	—	(24)
Amount of currency translation adjustment relating to divestiture of foreign subsidiaries reclassified into net income	7	—	—	7
Tax on foreign currency translation adjustment	11	—	—	11
Foreign currency translation adjustment for post-retirement benefit plans	—	1	—	1
Unrealized loss on derivative hedge agreements	—	—	(2)	(2)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	3	3
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(1)	(1)
Balance at September 30, 2026	$(263)	$(39)	$(5)	$(307)

The following table provides the components of AOCL for the nine months ended September 30, 2025:

(in millions)	Foreign Currency Translation	Post-retirement Benefit Plans	Derivative Instruments	Total
Balance at January 1, 2025	$(368)	$(53)	$(14)	$(435)
Foreign currency translation adjustment	56	—	—	56
Amount of currency translation adjustment relating to divestiture of foreign subsidiaries reclassified into net income	8	—	—	8
Tax on foreign currency translation adjustment	20	—	—	20
Foreign currency translation adjustment for post-retirement benefit plans	—	(1)	—	(1)
Unrealized gain on derivative hedge agreements	—	—	15	15
Income tax benefit on unrealized gain on derivative hedge agreements	—	—	(2)	(2)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	3	3
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(1)	(1)
Balance at March 31, 2025	$(284)	$(54)	$1	$(337)
Foreign currency translation adjustment	37	—	—	37
Tax on foreign currency translation adjustment	65	—	—	65
Amortization of actuarial loss on post-retirement benefit plans into other non-operating income, net	—	1	—	1
Foreign currency translation adjustment for post-retirement benefit plans	—	(2)	—	(2)
Unrealized gain on derivative hedge agreements	—	—	15	15
Income tax benefit on unrealized gain on derivative hedge agreements	—	—	(2)	(2)
Reclassification of unrealized loss on foreign exchange agreements into revenue	—	—	2	2
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(1)	(1)
Balance at June 30, 2025	$(182)	$(55)	$15	$(222)
Foreign currency translation adjustment	(6)	—	—	(6)
Tax on foreign currency translation adjustment	(3)	—	—	(3)
Foreign currency translation adjustment for post-retirement benefit plans	—	1	—	1
Unrealized gain on derivative hedge agreements	—	—	1	1
Income tax impact on unrealized gain on derivative hedge agreements	—	—	1	1
Reclassification of unrealized gain on foreign exchange agreements into revenue	—	—	(3)	(3)
Reclassification of unrealized gain on foreign exchange agreements into cost of revenue	—	—	(2)	(2)
Balance at September 30, 2025	$(191)	$(54)	$12	$(233)

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
See Note 6, "Income Taxes" of our condensed consolidated financial statements for a description of a pending tax litigation matter.
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
We have estimated and accrued $6 million and $4 million as of September 30, 2026 and December 31, 2025, respectively, for these general legal matters.
Guarantees
We obtain certain stand-by letters of credit, bank guarantees, surety bonds and insurance letters of credit from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of September 30, 2026 and December 31, 2025, the amount of surety bonds, bank guarantees, insurance letters of credit and stand-by letters of credit was $870 million and $822 million, respectively.
Environmental
In the ordinary course of business, we are subject to federal, state, local, and foreign environmental laws and regulations. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of sites in various countries. Our accrued environmental liabilities represent our best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures at these sites, as well as related legal fees. Liabilities for these environmental expenditures are recorded on an undiscounted basis. We have estimated and accrued $3 million and $4 million as of September 30, 2026 and December 31, 2025, respectively, for environmental matters.
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

(in millions)	2026	2025
Warranty accrual – January 1	$53	$57
Net charges for product warranties in the period	20	28
Settlement of warranty claims	(18)	(25)
Foreign currency and other	(1)	(9)
Warranty accrual – September 30	$54	$51

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
The Water Solutions and Services segment provides tailored services and solutions, in collaboration with customers, including on‑demand water, outsourced water, recycle/reuse, pipeline services, specialty dewatering and emergency response service alternatives to improve operational reliability, performance and environmental compliance. Key offerings within this segment also include equipment systems for industrial needs (influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment, and recycle/reuse), full-scale outsourcing of operations and maintenance, and municipal services, including odor and corrosion control services, as well as leak detection, condition assessment and asset management and pressure monitoring solutions.
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

The following tables contain financial information provided to the CODM for each reportable segment:

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for the three months ended September 30, 2026
Revenue	$645	$489	$436	$631	$2,201
Less:
Adjusted cost of revenue (a)	333	311	262	402
Adjusted operating expenses (a)	158	84	90	115
Other segment items (b)	7	(6)	18	22
Segment operating income	$147	$100	$66	$92	$405
Reconciliation of segment operating income
Corporate and other loss					(20)
Interest expense					(21)
Other non-operating income, net					6
Loss on sale of businesses					(5)
Income before income taxes					$365

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for the three months ended September 30, 2025
Revenue	$656	$456	$522	$634	$2,268
Less:
Adjusted cost of revenue (a)	357	291	322	396
Adjusted operating expenses (a)	154	76	110	111
Other segment items (b)	32	4	26	29
Segment operating income	$113	$85	$64	$98	$360
Reconciliation of segment operating income
Corporate and other loss					(26)
Interest expense					(6)
Other non-operating income, net					6
Loss on sale of businesses					(37)
Income before income taxes					$297

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for the nine months ended September 30, 2026
Revenue	$1,931	$1,438	$1,452	$1,841	$6,662
Less:
Adjusted cost of revenue (a)	1,020	912	888	1,163
Adjusted operating expenses (a)	472	255	314	361
Other segment items (b)	59	(7)	64	78
Segment operating income	$380	$278	$186	$239	$1,083
Reconciliation of segment operating income
Corporate and other loss					(64)
Interest expense					(32)
Other non-operating income, net					3
Loss on sale of businesses					(17)
Income before income taxes					$973

(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services	Total
Balance for nine months ended September 30, 2025
Revenue	$1,887	$1,374	$1,552	$1,825	$6,638
Less:
Adjusted cost of revenue (a)	1,051	868	949	1,170
Adjusted operating expenses (a)	457	246	333	344
Other segment items (b)	83	19	82	91
Segment operating income	$296	$241	$188	$220	$945
Reconciliation of segment operating income
Corporate and other loss					(75)
Interest expense					(23)
Other non-operating income, net					13
Loss on sale of businesses					(47)
Income before income taxes					$813
(a)Adjusted cost of revenue and adjusted operating expenses represent segment-level information that are regularly provided to the CODM. These balances represent cost of revenue and operating expenses, respectively, adjusted to exclude purchase accounting intangible amortization, restructuring and realignment expenses and special charges.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Depreciation and amortization:
Water Infrastructure	$24	$24	$74	$71
Applied Water	8	8	23	25
Measurement and Control Solutions	40	43	121	126
Water Solutions and Services	63	64	194	203
Corporate and other	2	3	5	7
Total	$137	$142	$417	$432
Capital expenditures:
Water Infrastructure	$13	$7	$31	$29
Applied Water	8	9	19	23
Measurement and Control Solutions	16	20	47	56
Water Solutions and Services	31	30	113	93
Centralized support facilities (a)	14	6	39	23
Corporate and other	7	7	19	24
Total	$89	$79	$268	$248
(a)    Represents capital expenditures incurred by the centralized support facilities that are not allocated to the segments.

Note 20. Redeemable Non-controlling Interests
The holders of the non-controlling interest in Idrica, a consolidated subsidiary of the Company, have a right to sell the remaining equity interest in Idrica to the Company for cash (the “Put Right”). The Put Right is exercisable after December 10, 2027 and has a fixed strike price of €168 million during the first two years after it is exercisable. Beginning in the third year of exercisability, the Put Right is exercisable at the fair market value of underlying equity interests. Redeemable non-controlling interest is reflected in the consolidated balance sheets at the greater of the carrying value or the redemption value. As of September 30, 2026, the Redeemable Non-Controlling Interest is reflected in the consolidated balance sheet at its carrying value.
The following table shows the changes in the redeemable non-controlling interest for the nine months ended September 30, 2026 and September 30, 2025:

(in millions)	2026	2025
Redeemable non-controlling interest - January 1	$258	$235
Net loss attributable to non-controlling interest	(4)	(3)
Cumulative translation adjustment	(5)	—
Redeemable non-controlling interest - March 31	$249	$232
Net loss attributable to non-controlling interest	(3)	(4)
Cumulative translation adjustment	(4)	—
Redeemable non-controlling interest - June 30	$242	$228
Net loss attributable to non-controlling interest	(3)	(2)
Cumulative translation adjustment	—	—
Redeemable non-controlling interest - September 30	$239	$226

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements, including the notes, included elsewhere in this report on Form 10-Q (this "Report").
This Report contains “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” "contemplate," "predict," “forecast,” “likely,” “believe,” “target,” "goal," "objective," “will,” “could,” “would,” “should,” "potential," "may" and similar expressions or their negative, may, but are not necessarily to, identify forward-looking statements. By their nature, forward-looking statements address uncertain matters and include any statements that: are not historical, such as statements about our strategy, financial plans, outlook, objectives, plans, intentions or goals (including those related to our social, environmental and other sustainability goals); or address possible or future results of operations or financial performance, including statements relating to orders, revenues, operating margins and earnings per share growth.
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include, among others, the following: the impact of overall industry and general economic conditions, including industrial, governmental, and public and private sector demand and spending, interest rates, availability of funding to our customers, timing of our customers' capital spending and project deployments, inflation and governments' related monetary policy in response, and the strength of the real estate markets, on economic activity and our operations; geopolitical matters, including nationalism, protectionism and anti-global sentiment, volatility involving the U.S. and other governments, ongoing, escalation or outbreak of international conflicts, and regulatory, trade protection, economic and other risks associated with our global sales and operations; manufacturing and operating cost increases due to macroeconomic conditions, including inflation, energy supply, supply chain shortages, logistics challenges, labor shortages, trade agreements, tariffs, and other trade protection measures, and other factors; demand for our products, disruption, competition or pricing pressures in the markets we serve; cybersecurity incidents, data breaches, or other disruptions of information technology systems on which we or our customers rely, or involving our connected products and services; lack of availability or delays in receiving parts and raw materials from our supply chain, including semiconductors or other key components; operational disruptions at our facilities or that of third parties upon which we rely; safe and compliant treatment and handling of water, wastewater and hazardous materials; failure to successfully execute large projects, including as respects performance guarantees and customers’ budgets, timelines and safety requirements; our ability to retain, compete for, and attract leadership, other key talent and labor; defects, security, warranty and liability claims, and recalls related to our products; uncertainty around productivity, simplification, restructuring and realignment actions and related costs and savings; our ability to execute strategic investments for growth and portfolio optimization actions, including acquisitions and divestitures; availability, regulation or interference with radio spectrum used by certain of our products; volatility in served markets or impacts on our business and operations due to weather conditions, volatile weather events, or changing climate patterns; risks related to our sustainability efforts and related disclosures; fluctuations in foreign currency exchange rates; our level of indebtedness, including debt incurred to finance the pending Cornell Pump and Roper Pump acquisition, difficulty predicting our financial results; risk of future impairments to goodwill and other intangible assets; changes in our effective tax rates or tax expenses; failure to comply with, or changes in, laws or regulations, pertaining to our business conduct, operations, products and services, including anti-corruption, artificial intelligence, data privacy and security, trade, competition, the environment, and health and safety; legal, governmental or regulatory claims, investigations or proceedings and associated contingent liabilities; matters related to intellectual property infringement or expiration of rights; and other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (" 2025 Annual Report") and in subsequent filings we make with the Securities and Exchange Commission (“SEC”).

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
Executive Summary
Xylem reported revenue for the third quarter of 2026 of $2,201 million, a decrease of 3.0% compared to $2,268 million reported in the third quarter of 2025. The revenue decreases consisted of the net impact of $80 million of revenue loss from divestitures and $17 million of additional revenue from acquisitions, organic declines of $7 million, or 0.3%, partially offset by favorable foreign currency impacts of $3 million.
Additional financial highlights for the quarter ended September 30, 2026 include the following:
•Orders of $2,331 million, up 6.9% from $2,181 million in the prior year period, and up 9.9% on an organic basis.
•Earnings per share of $1.25, up 34.4% compared to prior year ($1.44, up 5.1% versus prior year, on an adjusted basis).
•Net income attributable to Xylem as a percent of revenue of 13.2%, up 320 basis points compared to 10.0% in the prior year. Adjusted EBITDA margin of 23.9%, up 70 basis points when compared to 23.2% in the prior year.
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions, except per share data)	2026		2025		2026		2025
Net income attributable to Xylem & Earnings per share	$291	$1.25	$227	$0.93	$747	$3.14	$622	$2.55
Restructuring and realignment	14	0.06	31	0.13	67	0.29	87	0.36
Acquired intangible amortization	52	0.22	55	0.23	159	0.67	165	0.68
Special charges	(23)	(0.10)	9	0.04	(16)	(0.07)	34	0.14
Tax-related special items	5	0.02	1	—	21	0.09	6	0.02
Loss from sale of businesses	5	0.02	37	0.15	17	0.07	47	0.19
Tax effects of adjustments (a)	(8)	(0.03)	(27)	(0.11)	(42)	(0.18)	(69)	(0.28)
Adjusted net income & Adjusted earnings per share	$336	$1.44	$333	$1.37	$953	$4.01	$892	$3.66
Weighted average number of shares - diluted	233.0		244.1		237.7		243.9

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

(in millions)	2026	2025
Net cash provided by operating activities	$729	$698
Capital expenditures	(268)	(248)
Free cash flow	$461	$450
Net cash used in investing activities	$(554)	$(329)
Net cash used in financing activities	$(935)	$(382)
Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Revenue	$2,201	$2,268	(3.0)%	$6,662	$6,638	0.4%
Gross profit	907	883	2.7%	2,673	2,543	5.1%
Gross margin	41.2%	38.9%	230 bp	40.1%	38.3%	180 bp
Total operating expenses	522	549	(4.9)%	1,654	1,673	(1.1)%
Expense to revenue ratio	23.7%	24.2%	(50) bp	24.8%	25.2%	(40) bp
Operating income	385	334	15.3%	1,019	870	17.1%
Operating margin	17.5%	14.7%	280 bp	15.3%	13.1%	220 bp
Interest and other non-operating expense, net	(15)	—	NM	(29)	(10)	190.0%
Loss on sale of businesses	(5)	(37)	(86.5)%	(17)	(47)	(63.8)%
Income tax expense	(77)	(71)	8.5%	(235)	(196)	19.9%
Tax rate	21.1%	23.9%	(280) bp	24.2%	24.1%	10 bp
Net income	$288	$226	27.4%	$738	$617	19.6%
Net loss attributable to non-controlling interest	3	1	200.0%	9	5	80.0%
Net income attributable to Xylem	$291	$227	28.2%	$747	$622	20.1%
NM     Not Meaningful
Revenue
Revenue generated during the three and nine months ended September 30, 2026 was $2,201 million and $6,662 million, respectively, reflecting a decrease of $67 million, or 3.0%, and an increase of $24 million, or 0.4% compared to the prior year. Organic revenue decreased $7 million, or 0.3%, and increased $14 million, or 0.2% for the three and nine months ended September 30, 2026, respectively. Foreign currency translation had a favorable impact on revenue of $3 million and $97 million for the three and nine months ended September 30, 2026. The loss of revenue from divestitures of $80 million was partially offset by a corresponding increase in revenue from acquisitions of $17 million for the three months ended September 30, 2026. For the nine months ended September 30, 2026 the loss of revenue from divestitures of $116 million was partially offset by a corresponding increase in revenue from acquisitions of $29 million. The decrease in organic revenue for the three months ended September 30, 2026 is primarily due to reduced sales volume in U.S. metering in our Measurement and Control Solutions segment and service and rental volume in our Water Solutions and Services segment, mostly offset by strong growth in our Applied Water segment. The increase in organic revenue for the nine months ended September 30, 2026 is primarily due to strong price realization and backlog execution in the U.S. in our Applied Water segment and increased sales volume in the U.S. in our Water Infrastructure segment.
The following tables illustrate the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to revenue during the three and nine months ended September 30, 2026:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change (b)	$ Change	% Change (b)	$ Change	% Change (b)	$ Change	% Change (b)	$ Change	% Change (b)
2025 Revenue	$656		$456		$522		$634		$2,268
Organic Growth	(8)	(1.2)%	39	8.7%	(23)	(5.1)%	(15)	(2.4)%	(7)	(0.3)%
Acquisitions	1	0.2%	—	—%	6	1.1%	10	1.6%	17	0.7%
Divestitures	(6)	(0.9)%	(6)	(1.3)%	(68)	(13.0)%	—	—%	(80)	(3.5)%
Foreign currency translation (a)	2	0.3%	—	—%	(1)	(0.2)%	2	0.3%	3	0.1%
Total change in revenue	(11)	(1.7)%	33	7.2%	(86)	(16.5)%	(3)	(0.5)%	(67)	(3.0)%
2026 Revenue	$645		$489		$436		$631		$2,201
(a)Foreign currency translation impact for the year primarily due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Australian Dollar and the Chinese Yuan, offset by the weakening in the Euro.
(b)Percentages may not foot due to differences in computational basis.

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change (b)	$ Change	% Change (b)	$ Change	% Change (b)	$ Change	% Change (b)	$ Change	% Change (b)
2025 Revenue	$1,887		$1,374		$1,552		$1,825		$6,638
Organic Growth	4	0.2%	51	3.7%	(23)	(1.6)%	(18)	(1.0)%	14	0.2%
Acquisitions	8	0.4%	—	—%	6	0.4%	15	0.8%	29	0.4%
Divestitures	(13)	(0.7)%	(6)	(0.4)%	(97)	(6.3)%	—	—%	(116)	(1.7)%
Foreign currency translation (a)	45	2.4%	19	1.4%	14	0.9%	19	1.0%	97	1.5%
Total change in revenue	44	2.3%	64	4.7%	(100)	(6.4)%	16	0.9%	24	0.4%
2026 Revenue	$1,931		$1,438		$1,452		$1,841		$6,662
(a)Foreign currency translation impact for the year primarily due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, Australian Dollar, Hungarian Forint, Chinese Yuan, British Pound, Norwegian Krone, and the Swedish Krona.
(b)Percentages may not foot due to differences in computational basis.

Water Infrastructure
Water Infrastructure revenue decreased $11 million, or 1.7%, for the third quarter of 2026 as compared to the prior year. Revenue declines for the quarter included decreased organic revenue of $8 million, or 1.2%, the impact of $6 million of lost revenue from divestitures and $1 million of increased revenue from acquisitions, and $2 million of favorable impacts from foreign currency translation. Revenue in the treatment application declined $19 million organically due to timing of revenue recognition in western Europe, market softness in China, and targeted exits on non-strategic capital revenue and market softness in emerging markets. The decreased organic revenue was partially offset by organic revenue growth in the transport application of $8 million due to strong backlog execution in the U.S., partially offset by reduced backlog execution and project timing in the emerging markets.
Water Infrastructure revenue increased $44 million, or 2.3%, for the nine months ended September 30, 2026 as compared to the prior year. Revenue growth for the period included $45 million of favorable impacts from foreign currency translation, an increase of $8 million of revenue from acquisitions, organic revenue growth of $4 million, or 0.2% and a loss of revenue of $13 million from divestitures. Organic revenue growth was driven by $42 million of organic growth in the transport application due to increased sales volume and strong backlog execution in the U.S. partially offset by market softness and reduced backlog execution in the emerging markets. Revenue in the treatment application declined by $38 million organically, driven by targeted exits on non-strategic capital revenue, market softness in China and reduced sales volume and capital project revenue in western Europe, partially offset by favorable capital project revenue in the U.S.
Applied Water
Applied Water revenue increased $33 million, or 7.2% for the third quarter of 2026 as compared to the prior year. Revenue growth for the quarter included organic revenue growth of $39 million, or 8.7%, and $6 million of lost revenue from divestitures. Revenue from the industrial application grew $24 million organically, due primarily to increased data center project revenue and backlog execution in the emerging markets and U.S. Building solutions revenue grew $15 million organically due to strong backlog execution and price realization in the U.S. commercial market, partially offset by declines in the residential market across all major geographies.
Applied Water revenue increased $64 million, or 4.7% for the nine months ended September 30, 2026 as compared to the prior year. Revenue growth for the period included $51 million, or 3.7%, of organic revenue growth, $19 million of favorable foreign currency translation and $6 million of lost revenue from divestitures. Building solutions revenue grew $36 million organically, due primarily to commercial backlog execution and price in the U.S., partially offset by residential declines in the emerging markets and western Europe. Revenue from the industrial application grew by $15 million organically due primarily to increased data center project revenue and backlog execution in the U.S. and emerging markets, partially offset by reduced demand in western Europe driven by geopolitical uncertainty.
Measurement and Control Solutions
Measurement and Control Solutions revenue decreased $86 million, or 16.5%, for the third quarter of 2026 as compared to the prior year. The decrease in revenue was primarily due to the net impact of $68 million of lost revenue from divestitures and $6 million of additional revenue from acquisitions. The decline in revenue also included a $23 million, or 5.1%, decrease in organic revenue and $1 million of unfavorable foreign currency translation. Organic revenue declines were driven by $16 million from the smart metering and other applications, driven by reduced electric metering sales volume in the U.S. Organic revenue decline by $7 million in the analytics application due primarily to lapping of prior year project revenue in western Europe and reduced sales volume in the U.S.
Measurement and Control Solutions revenue decreased $100 million, or 6.4%, for the nine months ended September 30, 2026 as compared to the prior year. The decrease in revenue was primarily due to the net effect of $97 million of lost revenue from divestitures and $6 million of additional revenue from acquisitions. Revenue declines also included organic revenue declines of $23 million, or 1.6%, partially offset by $14 million of favorable foreign currency translation. Organic revenue declines were driven by $16 million from the smart metering and other applications, driven by reduced sales volume in water metering, partially offset by energy metering due to lower shippable backlog coming into the year in the U.S. Organic revenue declined by $7 million in the analytics application due primarily to reduced sales volume in the emerging markets and U.S.

Water Solutions and Services
Water Solutions and Services revenue decreased $3 million, or 0.5%, for the third quarter of 2026 as compared to the prior year. The decrease in revenue was primarily driven by $15 million, or 2.4%, of organic declines, mostly offset by $10 million of revenue from acquisitions, and $2 million of favorable impacts from foreign currency translation. Organic revenue declines were driven by $9 million of organic declines in the service application, driven by unfavorable service and rental volume in the U.S. Organic revenue for the capital application declined by $6 million as compared to the prior year, driven by capital project revenue in North America, partially offset by lapping of prior year capital project revenue in the emerging markets.
Water Solutions and Services revenue increased $16 million, or 0.9%, for the nine months ended September 30, 2026 as compared to the prior year. The revenue growth was primarily driven by $19 million of favorable impacts from foreign currency and $15 million of revenue from acquisitions, offset by $18 million, or 1.0%, of organic declines. Revenue in the capital and other applications declined by $12 million organically, primarily due to lower sales volume, in the U.S. and lapping of prior year capital project revenue in the emerging markets, partially offset by increased capital project revenue recognized in North America as the result of a contract modification and favorable sales volume in the emerging markets and western Europe. Organic revenue from the service application declined by $6 million driven by unfavorable service project timing in the U.S., partially offset by favorable service and rental volume in the emerging markets.
Orders/Backlog
An order represents a legally enforceable, written document that includes the scope of work or services to be performed or equipment to be supplied to a customer, the corresponding price and the expected delivery date for the applicable products or services to be provided. An order often takes the form of a customer purchase order or a signed quote from a Xylem business.
The following table illustrates the impact from organic growth, recent acquisitions and divestitures, and foreign currency translation in relation to orders during 2026:

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2025 Orders	$683		$445		$446		$607		$2,181
Organic Impact	(8)	(1.2)%	67	15.4%	114	29.5%	36	5.9%	209	9.9%
Acquisitions	2	0.3%	—	—%	4	0.9%	5	0.8%	11	0.5%
Divestitures	(4)	(0.6)%	(10)	(2.2)%	(60)	(13.5)%	—	—%	(74)	(3.4)%
Foreign currency translation (a)	2	0.3%	—	—%	—	—%	2	0.3%	4	0.2%
Total change in orders	(8)	(1.2)%	57	12.8%	58	13.0%	43	7.1%	150	6.9%
2026 Orders	$675		$502		$504		$650		$2,331
(a)Foreign currency translation impact for the year primarily due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Australian Dollar and the Chinese Yuan, offset by the weakening in the Euro.
(b)Percentages may not foot due to differences in computational basis.

	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services		Total Xylem
(in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
2025 Orders	$1,981		$1,419		$1,285		$1,828		$6,513
Organic Impact	(20)	(1.0)%	123	8.7%	186	15.4%	792	43.3%	1,081	16.9%
Acquisitions	23	1.2%	—	—%	4	0.3%	11	0.6%	38	0.6%
Divestitures	(12)	(0.6)%	(10)	(0.7)%	(80)	(6.2)%	—	—%	(102)	(1.6)%
Foreign currency translation (a)	47	2.4%	20	1.4%	14	1.1%	34	1.9%	115	1.8%
Total change in orders	38	1.9%	133	9.4%	124	9.6%	837	45.8%	1,132	17.4%
2026 Orders	$2,019		$1,552		$1,409		$2,665		$7,645
(a)Foreign currency translation impact for the year primarily due to the strengthening in value of various currencies against the U.S. Dollar, the largest being the Euro, Australian Dollar, Hungarian Forint, Chinese Yuan, British Pound, Norwegian Krone, and the Swedish Krona.
(b)Percentages may not foot due to differences in computational basis.

Backlog
Backlog includes orders on hand as well as contractual customer agreements at the end of the period. Delivery schedules vary from customer to customer based on their requirements. Annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. As such, beginning total backlog, plus orders, minus revenues, will not equal ending total backlog due to contract adjustments, foreign currency fluctuations, and other factors. Typically, capital projects require longer lead production cycles and deployment schedules and delays occur from time to time. Total backlog was $5,466 million at September 30, 2026, an increase of $647 million, or 13.4%, as compared to September 30, 2025 backlog of $4,819 million. The backlog increase was due to strong order intake in the Water Solutions and Services and Applied Water segments, including the securing of a significant contract in Water Solutions and Services during the nine months ended September 30, 2026. The backlog increase was partially offset by backlog declines in the Measurement and Control Solutions due to the net impact of divestiture and acquisition activity, and Water Infrastructure segments primarily due to revenue outpacing orders and contract wins. Backlog increased $851 million, or 18.4%, at September 30, 2026, as compared to December 31, 2025 backlog of $4,615 million. The increase in backlog as compared to December 31, 2025 was driven primarily by strong order intake across all segments, including the securing of a significant contract in the Water Solutions and Services segment, partially offset by the divestiture of the international metering business in the Measurement and Control Solutions segment. We anticipate that approximately 20% of the backlog as of September 30, 2026 will be recognized as revenue in the remainder of 2026. There were no significant order cancellations during the quarter.
Gross Margin
Gross margin as a percentage of revenue increased 230 basis points to 41.2% for the three months ended September 30, 2026, as compared to 38.9% for the three months ended September 30, 2025. The gross margin increase included net favorable impacts of 160 basis points from IEEPA tariff refunds in special charges, and decreased realignments costs, and acquired intangible amortization as compared to the prior year. Gross margin expansion also included 420 basis points of favorable operational impacts, driven by 220 basis points of productivity savings and 140 basis points of price realization. These increases in gross margin were partially offset by 350 basis points of unfavorable operational impacts driven by 150 basis points of inflation, 80 basis points of unfavorable foreign currency impacts and 70 basis points of unfavorable mix.
Gross margin as a percentage of revenue increased 180 basis points to 40.1% for the nine months ended September 30, 2026, as compared to 38.3% for the nine months ended September 30, 2025. The gross margin increase included net favorable impacts of 80 basis points from IEEPA tariff refunds in special charges and acquired intangible amortization, partially offset by realignment costs as compared to the prior year. Gross margin expansion also included 430 basis points of favorable operational impacts, led by 250 basis points of productivity savings and

150 basis points of price realization. These increases in gross margin were partially offset by 330 basis points of unfavorable operational impacts driven by 210 basis points of inflation and 40 basis points of decreased volume.
Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2026	2025	Change		2026	2025	Change
Selling, general and administrative expenses	$458	$474	(3.4)%		$1,433	$1,437	(0.3)%
SG&A as a % of revenue	20.8%	20.9%	(10)	bp	21.5%	21.6%	(10)	bp
Research and development expenses	56	52	7.7%		171	166	3.0%
R&D as a % of revenue	2.5%	2.3%	20	bp	2.6%	2.5%	10	bp
Restructuring and asset impairment charges	8	23	(65.2)%		50	70	(28.6)%
Operating expenses	$522	$549	(4.9)%		$1,654	$1,673	(1.1)%
Expense to revenue ratio	23.7%	24.2%	(50)	bp	24.9%	25.2%	(30)	bp
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses decreased by $16 million to $458 million, or 20.8% of revenue in the third quarter of 2026, as compared to 20.9%, of revenue, in the comparable 2025 period. In the third quarter of 2026, SG&A benefited from productivity savings and favorable foreign currency effects, which was partially offset by inflation.
SG&A expenses decreased by $4 million to $1,433 million, or 21.5% of revenue, in the nine months ended September 30, 2026, as compared to $1,437 million, or 21.6% of revenue, in the nine months ended September 30, 2025. The decrease in SG&A in the nine months ended September 30, 2026 as compared to the prior year was driven by productivity savings, mostly offset by inflation, increased spending on strategic investments, and the net impact of decreased special charges and realignment costs, partially offset by increased acquired intangible asset amortization as compared to the prior year.
Research and Development ("R&D") Expenses
R&D expense was $56 million, or 2.5% of revenue, in the third quarter of 2026, as compared to $52 million, or 2.3% of revenue, in the third quarter of 2025, and was $171 million, or 2.6% of revenue, in the nine months ended September 30, 2026, as compared to $166 million, or 2.5% of revenue, in the nine months ended September 30, 2025. R&D expense was fairly consistent year over year and in line with planned spending in this area.
Restructuring and Asset Impairment Charges
Restructuring
From time to time, the Company incurs costs related to restructuring actions undertaken to optimize our cost base and improve its strategic positioning. During the three and nine months ended September 30, 2026, we incurred restructuring charges of $8 million and $50 million, respectively. During the three and nine months ended September 30, 2025, we incurred restructuring charges of $23 million and $62 million, respectively.
Actions commenced in 2025 and 2026 were primarily related to simplification actions, informed by 80/20 principles to streamline the organization and better serve our customers. We currently expect to incur between $55 and $65 million in restructuring costs for the full year.
Refer to Note 5, "Restructuring and Asset Impairment Charges" for more information.
Asset Impairment
Refer to Note 9, Goodwill and Other Intangible Assets," for more information on intangible asset impairment charges incurred during the nine months ended September 30, 2026 and 2025.

Operating Income, Net Income, and Adjusted EBITDA
Operating income was $385 million (operating margin of 17.5%) during the third quarter of 2026, an increase of $51 million, or 15.3%, when compared to operating income of $334 million (operating margin of 14.7%) during the prior year. Operating margin increased 280 basis points. Operating margin expansion included 230 basis points of favorable impacts from IEEPA tariff refunds in special charges and reduced restructuring and realignment costs and acquired intangible amortization relative to the prior year period. Additionally, operating margin expansion included 510 basis points of favorable operational impacts consisting of 320 basis points of productivity savings and 190 basis points of price realization. These favorable impacts were partially offset by 460 basis points of unfavorable operational impacts, driven by 210 basis points of inflation, 90 basis points of decreased volume and 70 basis points of unfavorable mix. Excluding restructuring and realignment costs, acquired intangible asset amortization, and special charges, adjusted operating income was $428 million (adjusted operating margin of 19.4%) for the third quarter of 2026 as compared to adjusted operating income of $429 million (adjusted operating margin of 18.9%) during the comparable quarter in the prior year, an increase in adjusted operating margin of 50 basis points.
Net income attributable to Xylem for the third quarter was $291 million (net income margin of 13.2%), an increase of $64 million as compared to net income attributable to Xylem in the prior year of $227 million (net income margin of 10.0%). The increase in net income attributable to Xylem was driven by increased operating income of $51 million and decreased loss on sale of business of $32 million and an increase in the net loss attributable to non-controlling interest of $2 million partially offset by increased interest expense of $15 million and increased income tax expense of $6 million.
Adjusted EBITDA was $527 million (adjusted EBITDA margin of 23.9%) during the third quarter of 2026, flat as compared to adjusted EBITDA of $527 million (adjusted EBITDA margin of 23.2%) during the comparable quarter in the prior year, an increase to adjusted EBITDA margin of 70 basis points. The increase in adjusted EBITDA margin was primarily driven by the same factors impacting the adjusted operating margin increase.
Operating income was $1,019 million (operating margin of 15.3%) during the nine months ended September 30, 2026, an increase of $149 million, or 17.1%, when compared to operating income of $870 million (operating margin of 13.1%) during the prior year. Operating margin increased 220 basis points. Operating margin expansion included 130 basis points of favorable impacts from a reduction in special charges, including IEEPA tariff refund benefits in the current year, and reduced restructuring and realignment costs and acquired intangible amortization relative to the prior year period. Additionally, operating margin expansion included 570 basis points of favorable operational impacts consisting of 370 basis points of productivity savings and 200 basis points of price realization. These favorable impacts were partially offset by 480 basis points of unfavorable operational impacts, driven by 260 basis points of inflation and 120 basis points of decreased volume. Excluding restructuring and realignment costs, acquired intangible asset amortization, and special charges, adjusted operating income was $1,217 million (adjusted operating margin of 18.3%) for the nine months ended September 30, 2026 as compared to adjusted operating income of $1,156 million (adjusted operating margin of 17.4%) during the comparable period in the prior year, an increase of 90 basis points.
Net income attributable to Xylem for the nine months ended September 30, 2026 was $747 million (net income margin of 11.2%), an increase of $125 million as compared to net income attributable to Xylem in the prior year of $622 million (net income margin of 9.4%). The increase in net income attributable to Xylem was driven by increased operating income of $149 million, decreased loss on sale of businesses of $30 million and an increase in the net loss attributable to non-controlling interests of $4 million, partially offset by increased income tax expense of $39 million, decreased non-operating income of $10 million and increased interest expense of $9 million.
Adjusted EBITDA was $1,508 million (adjusted EBITDA margin of 22.6%) during the nine months ended September 30, 2026, an increase of $56 million, or 3.9%, when compared to adjusted EBITDA of $1,452 million (adjusted EBITDA margin of 21.9%) during the comparable period in the prior year, an increase to adjusted EBITDA margin of 70 basis points. The increase in adjusted EBITDA margin was primarily driven by the same factors impacting the adjusted operating margin increase.

The table below provides a reconciliation of the total and each segment's operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2026	2025	Change		2026	2025	Change
Water Infrastructure
Operating income	$147	$113	30.1%		$380	$296	28.4%
Operating margin	22.8%	17.2%	560	bp	19.7%	15.7%	400	bp
Restructuring and realignment costs	2	22	(90.9)%		37	49	(24.5)%
Purchase accounting intangible amortization	10	10	—%		30	30	—%
Special charges	(5)	—	NM		(8)	4	(300.0)%
Adjusted operating income	$154	$145	6.2%		$439	$379	15.8%
Adjusted operating margin	23.9%	22.1%	180	bp	22.7%	20.1%	260	bp
Applied Water
Operating income	$100	$85	17.6%		$278	$241	15.4%
Operating margin	20.4%	18.6%	180	bp	19.3%	17.5%	180	bp
Restructuring and realignment costs	3	4	(25.0)%		8	19	(57.9)%
Special charges	(9)	—	NM		(15)	—	NM	%
Adjusted operating income	$94	$89	5.6%		$271	$260	4.2%
Adjusted operating margin	19.2%	19.5%	(30)	bp	18.8%	18.9%	(10)	bp
Measurement and Control Solutions
Operating income	$66	$64	3.1%		$186	$188	(1.1)%
Operating margin	15.1%	12.3%	280	bp	12.8%	12.1%	70	bp
Restructuring and realignment costs	7	1	600.0%		14	9	55.6%
Purchase accounting intangible amortization	19	20	(5.0)%		57	58	(1.7)%
Special charges	(8)	5	(260.0)%		(7)	15	(146.7)%
Adjusted operating income	$84	$90	(6.7)%		$250	$270	(7.4)%
Adjusted operating margin	19.3%	17.2%	210	bp	17.2%	17.4%	(20)	bp
Water Solutions and Services
Operating income	$92	$98	(6.1)%		$239	$220	8.6%
Operating margin	14.6%	15.5%	(90)	bp	13.0%	12.1%	90	bp
Restructuring and realignment costs	2	3	(33.3)%		8	9	(11.1)%
Purchase accounting intangible amortization	23	25	(8.0)%		72	76	(5.3)%
Special charges	(3)	1	(400.0)%		(2)	6	(133.3)%
Adjusted operating income	$114	$127	(10.2)%		$317	$311	1.9%
Adjusted operating margin	18.1%	20.0%	(190)	bp	17.2%	17.0%	20	bp
Corporate and other
Operating loss	$(20)	$(26)	(23.1)%		$(64)	$(75)	(14.7)%
Restructuring and realignment costs	—	1	(100.0)%		—	1	(100.0)%
Purchase accounting intangible amortization	—	—	NM		—	1	(100.0)%
Special charges	2	3	(33.3)%		4	9	(55.6)%
Adjusted operating loss	$(18)	$(22)	(18.2)%		$(60)	$(64)	(6.3)%
Total Xylem
Operating income	$385	$334	15.3%		$1,019	$870	17.1%
Operating margin	17.5%	14.7%	280	bp	15.3%	13.1%	220	bp
Restructuring and realignment costs	14	31	(54.8)%		67	87	(23.0)%
Purchase accounting intangible amortization	52	55	(5.5)%		159	165	(3.6)%
Special charges	(23)	9	(355.6)%		(28)	34	(182.4)%
Adjusted operating income	$428	$429	(0.2)%		$1,217	$1,156	5.3%
Adjusted operating margin	19.4%	18.9%	50	bp	18.3%	17.4%	90	bp
NM    Not Meaningful

The table below provides a reconciliation of net income attributable to Xylem to consolidated EBITDA and adjusted EBITDA:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2026	2025	Change		2026	2025	Change
Net Income attributable to Xylem	$291	$227	28%		$747	$622	20%
Net Income margin	13.2%	10.0%	320	bp	11.2%	9.4%	180	bp
Depreciation	65	64	2%		195	201	(3)%
Amortization	72	78	(8)%		222	231	(4)%
Interest expense, net	15	—	NM		13	3	333%
Income tax expense	77	71	8%		235	196	20%
EBITDA	$520	$440	18%		$1,412	$1,253	13%
Share-based compensation	14	12	17%		39	37	5%
Restructuring and realignment	14	30	(53)%		65	86	(24)%
Special charges	(23)	9	(356)%		(16)	34	(147)%
Loss on sale of businesses	5	37	(86)%		17	47	(64)%
Loss attributable to non-controlling interest	(3)	(1)	200%		(9)	(5)	80%
Adjusted EBITDA	$527	$527	—%		$1,508	$1,452	4%
Adjusted EBITDA margin	23.9%	23.2%	70	bp	22.6%	21.9%	70	bp
The tables below provide a reconciliation of each segment's operating income (loss) to EBITDA and adjusted EBITDA:

	Three Months Ended
	September 30, 2026
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$147	$100	$66	$92
Operating margin	22.8%	20.4%	15.1%	14.6%
Loss attributable to non-controlling interests	—	—	3	—
Gain (loss) on sale of businesses	$2	8	(15)	—
Depreciation	12	7	7	38
Amortization	12	1	33	25
Other non-operating expense, excluding interest	(2)	—	—	—
EBITDA	$171	$116	$94	$155
Share-based compensation	3	2	2	3
Restructuring and realignment	2	3	7	2
Special charges	(5)	(9)	(8)	(3)
(Gain) loss on sale of businesses	(2)	(8)	15	—
Loss attributable to non-controlling interests	$—	$—	$(3)	$—
Adjusted EBITDA	$169	$104	$107	$157
Adjusted EBITDA margin	26.2%	21.3%	24.5%	24.9%

	Three Months Ended
	September 30, 2025
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$113	$85	$64	$98
Operating margin	17.2%	18.6%	12.3%	15.5%
Loss (gain) attributable to non-controlling interests	—	—	2	(1)
Gain (loss) on sale of businesses	2	—	(39)	—
Depreciation	11	6	8	38
Amortization	13	2	35	26
EBITDA	$139	$93	$70	$161
Share-based compensation	2	2	1	1
Restructuring and realignment	21	4	1	3
Special charges	—	—	5	1
(Gain) loss on sale of businesses	(2)	—	39	—
(Loss) gain attributable to non-controlling interests	—	—	(2)	1
Adjusted EBITDA	$160	$99	$114	$167
Adjusted EBITDA margin	24.4%	21.7%	21.8%	26.3%

	Three Months Ended
	2026 versus 2025
(in millions)	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services
Operating Income (Loss)	$34		$15		$2		$(6)
Operating margin	560	bp	180	bp	280	bp	(90)	bp
Loss (gain) attributable to non-controlling interests	—		—		1		1
Gain (loss) on sale of businesses	—		8		24		—
Depreciation	1		1		(1)		—
Amortization	(1)		(1)		(2)		(1)
Other non-operating expense, excluding interest	(2)		—		—		—
EBITDA	$32		$23		$24		$(6)
Share-based compensation	1		—		1		2
Restructuring and realignment	(19)		(1)		6		(1)
Special charges	(5)		(9)		(13)		(4)
(Gain) loss on sale of businesses	—		(8)		(24)		—
(Loss) gain attributable to non-controlling interests	—		—		(1)		(1)
Adjusted EBITDA	$9		$5		$(7)		$(10)
Adjusted EBITDA margin	180	bp	(40)	bp	270	bp	(140)	bp

	Nine Months Ended
	September 30, 2026
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$380	$278	$186	$239
Operating margin	19.7%	19.3%	12.8%	13.0%
Loss attributable to non-controlling interests	—	—	9	—
Gain (loss) from sale of businesses	4	8	(29)	—
Depreciation	35	20	22	116
Amortization	39	3	99	78
Other non-operating expense, excluding interest	(12)	(1)	—	(5)
EBITDA	$446	$308	$287	$428
Share-based compensation	7	5	6	6
Restructuring and realignment	35	8	14	8
Special charges	(1)	(15)	(7)	3
(Gain) loss on sale of businesses	(4)	(8)	29	—
Loss attributable to non-controlling interests	$—	$—	$(9)	$—
Adjusted EBITDA	$483	$298	$320	$445
Adjusted EBITDA margin	25.0%	20.7%	22.0%	24.2%

	Nine Months Ended
	September 30, 2025
(in millions)	Water Infrastructure	Applied Water	Measurement and Control Solutions	Water Solutions and Services
Operating Income	$296	$241	$188	$220
Operating margin	15.7%	17.5%	12.1%	12.1%
Loss (gain) attributable to non-controlling interests	—	—	6	(1)
Loss from sale of businesses	(8)	—	(39)	—
Depreciation	32	21	25	122
Amortization	39	4	101	81
Other non-operating expense, excluding interest	(4)	—	(1)	(1)
EBITDA	$355	$266	$280	$421
Share-based compensation	7	4	5	5
Restructuring and realignment	48	19	9	9
Special charges	4	—	15	6
Loss on sale of businesses	8	—	39	—
(Loss) gain attributable to non-controlling interests	—	—	(6)	1
Adjusted EBITDA	$422	$289	$342	$442
Adjusted EBITDA margin	22.4%	21.0%	22.0%	24.2%

	Nine Months Ended
	2026 versus 2025
(in millions)	Water Infrastructure		Applied Water		Measurement and Control Solutions		Water Solutions and Services
Operating Income (Loss)	$84		$37		$(2)		$19
Operating margin	400	bp	180	bp	70	bp	90	bp
Loss (gain) attributable to non-controlling interests	—		—		3		—
Gain (loss) on sale of businesses	12		8		10		—
Depreciation	3		(1)		(3)		(6)
Amortization	—		(1)		(2)		(3)
Other non-operating expense, excluding interest	(8)		(1)		1		(4)
EBITDA	$91		$42		$7		$7
Share-based compensation	—		1		1		1
Restructuring and realignment	(13)		(11)		5		(1)
Special charges	(5)		(15)		(22)		(3)
Gain (loss) from sale of businesses	(12)		(8)		(10)		—
(Loss) gain attributable to non-controlling interests	—		—		(3)		(1)
Adjusted EBITDA	$61		$9		$(22)		$3
Adjusted EBITDA margin	260	bp	(30)	bp	—	bp	—	bp
Water Infrastructure
Operating income for our Water Infrastructure segment was $147 million (operating margin of 22.8%) during the third quarter of 2026, an increase of $34 million, or 30.1%, when compared to operating income of $113 million (operating margin of 17.2%) during the prior year, or a total increase in operating margin of 560 basis points. Operating margin expansion included net favorable impacts of 380 basis points from decreased restructuring and realignment costs and IEEPA tariff refunds in special charges, as compared to the prior year. Additionally, operating margin expansion included 700 basis points of favorable operating impacts consisting of 520 basis points of productivity improvements and 180 basis points of price realization. Margin expansion was partially offset by 520 basis points of unfavorable operational impacts, driven by 150 basis points unfavorable volume, 100 basis points of unfavorable foreign currency impacts, 80 basis points of inflation, 80 basis points of increased spending on strategic investments, and 60 basis points of inventory management costs. Excluding restructuring and realignment costs, amortization of acquired intangibles, and special charges, adjusted operating income was $154 million (adjusted operating margin of 23.9%) for the third quarter of 2026 as compared to adjusted operating income of $145 million (adjusted operating margin of 22.1%) for the third quarter of 2025, an increase of 180 basis points.
Adjusted EBITDA was $169 million (adjusted EBITDA margin of 26.2%) for the third quarter of 2026, an increase of $9 million, or 5.6%, when compared to adjusted EBITDA of $160 million (adjusted EBITDA margin of 24.4%) during the prior year. The increase in adjusted EBITDA margin of 180 basis points was primarily driven by the same factors impacting the increase in adjusted operating margin.
Operating income for our Water Infrastructure segment was $380 million (operating margin of 19.7%) during the nine months ended September 30, 2026, an increase of $84 million, or 28.4%, when compared to operating income of $296 million (operating margin of 15.7%) during the prior year, or a total increase in operating margin of 400 basis points. Operating margin expansion included net favorable impacts of 140 basis points from decreased special charges, including IEEPA tariff refund benefits and decreased restructuring and realignment costs as compared to the prior year. Operating margin expansion included 660 basis points of favorable operating impacts driven by 510 basis points of productivity savings and 110 basis points of favorable price realization. Margin expansion was partially offset by 400 basis points of unfavorable operational impacts, driven by 180 basis points of inflation, 60 basis points of increased spending on strategic investments and 60 basis points of unfavorable foreign currency impacts. Excluding restructuring and realignment costs, amortization of acquired intangibles, and special charges, adjusted operating income was $439 million (adjusted operating margin of 22.7%) for the nine months ended September 30, 2026 as compared to adjusted operating income of $379 million (adjusted operating margin of 20.1%) for the nine months ended September 30, 2025, an increase of 260 basis points.
Adjusted EBITDA was $483 million (adjusted EBITDA margin of 25.0%) for the nine months ended September 30, 2026, an increase of $61 million, or 14.5%, when compared to adjusted EBITDA of $422 million (adjusted EBITDA margin of 22.4%) during the prior year. The increase in adjusted EBITDA margin of 260 basis points was primarily driven by the same factors impacting the increase in adjusted operating margin.
Applied Water
Operating income for our Applied Water segment was $100 million (operating margin of 20.4%) during the third quarter of 2026, an increase of $15 million, or 17.6%, when compared to operating income of $85 million (operating margin of 18.6%) during the prior year, or a total increase in operating margin of 180 basis points. Operating margin expansion included 210 basis points from IEEPA tariff refunds in special charges and decreased restructuring and realignment costs as compared to the prior year. Additionally, operating margin expansion included 660 basis points of favorable operational impacts consisting primarily of 370 basis points of productivity savings, 170 basis points of favorable volume and 110 basis points of price realization. Operating margin expansion was offset by 690 basis points of unfavorable operational impacts driven primarily by 320 basis points of inflation, 100 basis points of unfavorable mix and 50 basis points of unfavorable foreign currency impacts. Excluding restructuring and realignment costs and special items, adjusted operating income was $94 million (adjusted operating margin of 19.2%) for the third quarter of 2026 as compared to adjusted operating income of $89 million (adjusted operating margin of 19.5%) for the third quarter of 2025, a decrease of 30 basis points.
Adjusted EBITDA was $104 million (adjusted EBITDA margin of 21.3%) for the third quarter of 2026, an increase of $5 million, or 5.1%, when compared to adjusted EBITDA of $99 million (adjusted EBITDA margin of 21.7%) during the prior year, a decrease of 40 basis points. The decrease in adjusted EBITDA margin was primarily due to the same factors impacting the decrease in adjusted operating margin.
Operating income for our Applied Water segment was $278 million (operating margin of 19.3%) during the nine months ended September 30, 2026, an increase of $37 million, or 15.4%, when compared to operating income of $241 million (operating margin of 17.5%) during the prior year, or a total increase in operating margin of 180 basis points. Operating margin expansion included 190 basis points from IEEPA tariff refunds in special charges and decreased restructuring and realignment costs as compared to the prior year. Additionally, operating margin expansion included 710 basis points of favorable operational impacts consisting of 570 basis points of productivity savings and 140 basis points of price realization. Operating margin expansion was offset by 720 basis points of unfavorable operational impacts driven primarily by 390 basis points of inflation, 110 basis points of unfavorable mix, 70 basis points of decreased volume and 50 basis points of increased spending on strategic investments. Excluding restructuring and realignment costs and special items, adjusted operating income was $271 million (adjusted operating margin of 18.8%) for the nine months ended September 30, 2026 as compared to adjusted operating income of $260 million (adjusted operating margin of 18.9%) for the nine months ended September 30, 2025, a decrease of 10 basis points.
Adjusted EBITDA was $298 million (adjusted EBITDA margin of 20.7%) for the nine months ended September 30, 2026, an increase of $9 million, or 3.1%, when compared to adjusted EBITDA of $289 million (adjusted EBITDA margin of 21.0%) during the prior year, a decrease of 30 basis points. The decrease in adjusted EBITDA margin was primarily due to the same factors impacting the decrease in adjusted operating margin.

Measurement and Control Solutions
Operating income for our Measurement and Control Solutions segment was $66 million (operating margin of 15.1%) during the third quarter of 2026, an increase of $2 million, or 3.1%, when compared to operating income of $64 million (operating margin of 12.3%) during the prior year, or a total increase in operating margin of 280 basis points. The operating margin expansion included favorable impacts of 70 basis points from the positive impact of a reduction in special charges, including IEEPA tariff refund benefits in the current year, and lower acquired intangible asset amortization, partially offset by higher restructuring and realignment costs compared to the prior year. Additionally, operating margin expansion included 910 basis points of favorable operational impacts, driven by 380 basis points of productivity savings, 310 basis points of price realization and 80 basis points of margin growth from net acquisition and divestiture activity. Margin expansion was partially offset by unfavorable operational impacts of 700 basis points driven by 280 basis points of reduced volume, 210 basis points of inflation and 170 basis points of unfavorable mix. Excluding restructuring and realignment costs, acquired intangible asset amortization and special charges, adjusted operating income was $84 million (adjusted operating margin of 19.3%) for the third quarter of 2026 as compared to adjusted operating income of $90 million (adjusted operating margin of 17.2%) for the third quarter of 2025, an increase of 210 basis points.
Adjusted EBITDA was $107 million (adjusted EBITDA margin of 24.5%) for the third quarter of 2026, a decrease of $7 million, or 6.1%, when compared to adjusted EBITDA of $114 million (adjusted EBITDA margin of 21.8%) during the prior year, an increase of 270 basis points of margin expansion. The increase in adjusted EBITDA margin was primarily due to the same factors as those impacting the increase in adjusted operating margin; however, adjusted EBITDA did not benefit from the relative impact of decreased depreciation and amortization expense.
Operating income for our Measurement and Control Solutions segment was $186 million (operating margin of 12.8%) during the nine months ended September 30, 2026, a decrease of $2 million, or 1.1%, when compared to operating income of $188 million (operating margin of 12.1%) during the prior year, or a total increase in operating margin of 70 basis points. The operating margin expansion included favorable operating impacts of 90 basis points from the favorable impact of reduction in special charges, including IEEPA tariff refund benefits, and lower acquired intangible asset amortization, partially offset by higher restructuring and realignment costs compared to the prior year. Additionally, operating margin expansion included 560 basis points of favorable operational impacts, driven primarily by 310 basis points of productivity savings and 210 basis points of price realization. Margin expansion was offset by unfavorable operational impacts of 580 basis points driven by 230 basis points of inflation, 190 basis points of unfavorable mix and 140 basis points of decreased volume. Excluding restructuring and realignment costs, acquired intangible asset amortization and special charges, adjusted operating income was $250 million (adjusted operating margin of 17.2%) for the nine months ended September 30, 2026 as compared to adjusted operating income of $270 million (adjusted operating margin of 17.4%) for the nine months ended September 30, 2025, a decrease of 20 basis points.
Adjusted EBITDA was $320 million (adjusted EBITDA margin of 22.0%) for the nine months ended September 30, 2026, a decrease of $22 million, or 6.4%, when compared to adjusted EBITDA of $342 million (adjusted EBITDA margin of 22.0%) during the prior year. Adjusted EBITDA margin was flat when compared to the prior year, primarily due to the same factors as those impacting the decrease in adjusted operating margin.
Water Solutions and Services
Operating income for our Water Solutions and Services segment was $92 million (operating margin of 14.6%) during the third quarter of 2026, a decrease of $6 million, or 6.1%, when compared to operating income of $98 million (operating margin of 15.5%) during the prior year, or a total decrease in operating margin of 90 basis points. The operating margin declines were partially offset by favorable impacts of 100 basis points from reduced special charges, including IEEPA tariff refund benefits in the current year, and decreased acquired intangible asset amortization and restructuring and realignment costs relative to the prior year period. Operating margin declines included 430 basis points of unfavorable operational impacts, driven by 210 basis points of inflation, 90 basis points of decreased volume and 60 basis points of unfavorable mix. Margin declines were partially offset by favorable operational impacts of 240 basis points driven primarily by 190 basis points of price realization. Excluding special charges, acquired intangible asset amortization, and restructuring and realignment costs, adjusted operating income was $114 million (adjusted operating margin of 18.1%) for the third quarter of 2026 as compared to adjusted operating income of $127 million (adjusted operating margin of 20.0%) for the third quarter of 2025, a decrease in margin of 190 basis points.

Adjusted EBITDA was $157 million (adjusted EBITDA margin of 24.9%) for the third quarter of 2026, a decrease of $10 million, or 6.0%, when compared to adjusted EBITDA of $167 million (adjusted EBITDA margin of 26.3%) during the prior year, a decrease of 140 basis points. The decrease in adjusted EBITDA margin was primarily due to the same factors as those impacting the decrease in adjusted operating margin; however, adjusted EBITDA margin was not negatively impacted from the relative impact of increased depreciation and amortization expense and share-based compensation.
Operating income for our Water Solutions and Services segment was $239 million (operating margin of 13.0%) during the nine months ended September 30, 2026, an increase of $19 million, or 8.6%, when compared to operating income of $220 million (operating margin of 12.1%) during the prior year, or a total increase in operating margin of 90 basis points. The operating margin expansion included favorable impacts of 70 basis points from reduced special charges, including IEEPA tariff refund benefits in the current year, and decreased acquired intangible asset amortization and restructuring and realignment costs relative to the prior year period. Additionally, operating margin expansion included 540 basis points of favorable operational impacts, driven by 330 basis points of price realization, 90 basis points of favorable mix and 90 basis points of productivity savings. Margin expansion was partially offset by unfavorable operational impacts of 520 basis points driven primarily by 230 basis points of inflation and 210 basis points of decreased volume. Excluding special charges, acquired intangible asset amortization, and restructuring and realignment costs, adjusted operating income was $317 million (adjusted operating margin of 17.2%) for the nine months ended September 30, 2026 as compared to adjusted operating income of $311 million (adjusted operating margin of 17.0%) for the nine months ended September 30, 2025, an increase in margin of 20 basis points.
Adjusted EBITDA was $445 million (adjusted EBITDA margin of 24.2%) for the nine months ended September 30, 2026, an increase of $3 million, or 0.7%, when compared to adjusted EBITDA of $442 million (adjusted EBITDA margin of 24.2%) during the prior year. Adjusted EBITDA margin was flat when compared to the prior year, primarily due to the same factors as those impacting the increase in adjusted operating margin.
Corporate and other
Operating loss for corporate and other decreased $6 million, or 23.1%, during the third quarter of 2026 compared to the prior year period. Operating loss decreased due to lower special charges and restructuring and realignment costs. Excluding special charges and restructuring and realignment costs, adjusted operating loss for corporate and other decreased $4 million, or 18.2%, for the three months ended September 30, 2026, driven by lower spending on strategic investments.
Operating loss for corporate and other decreased $11 million, or 14.7%, during the nine months ended September 30, 2026 compared to the prior year period. Operating loss decreased due to lower special charges, restructuring and realignment costs, and acquired intangible asset amortization. Excluding these items, adjusted operating loss for corporate and other decreased $4 million, or 6.3% for the nine months ended September 30, 2026.
Interest Expense
Interest expense was $21 million for the three months ended September 30, 2026, compared to $6 million for the comparable prior year period. The increase in interest expense was primarily driven by increased interest expense from the May 2026 Notes, partially offset by increased interest income generated on cross currency swaps reducing interest expense.
Interest expense was $32 million for the nine months ended September 30, 2026, compared to $23 million for the comparable prior year period. The increase in interest expense was primarily driven by the same dynamics impacting the decrease for the quarter.
See Note 10, “Derivative Financial Instruments” and Note 12, "Credit Facilities and Debt," of our condensed consolidated financial statements for a description of our net investment hedges and credit facilities and debt, respectively.
Income Tax Expense
The income tax provision for the three months ended September 30, 2026 was $77 million resulting in an effective tax rate of 21.1%, compared to $71 million of expense resulting in an effective tax rate of 23.9% for the same period in 2025. The income tax provision for the nine months ended September 30, 2026 was $235 million resulting in an effective tax rate of 24.2%, compared to $196 million of expense resulting in an effective tax rate of 24.1% for the same period in 2025. The effective lower tax rate for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to the jurisdictional mix of earnings.

Liquidity and Capital Resources
The following table summarizes our sources and (uses) of cash:

	Nine Months Ended
	September 30,
(in millions)	2026	2025	Change
Operating activities	$729	$698	$31
Investing activities	(554)	(329)	(225)
Financing activities	(935)	(382)	(553)
Foreign exchange (a)	(23)	83	(106)
Increase in cash classified within assets held for sale	—	(11)	11
Decrease in cash classified within assets held for sale	12	11	1
Total	$(771)	$70	$(841)
(a)The impact is primarily due to weakening of the Euro against the U.S. Dollar.
Sources and Uses of Liquidity
Operating Activities
Cash generated by operating activities was $729 million for the nine months ended September 30, 2026 as compared to cash generated by operating activities of $698 million in comparable prior year period. The increase in cash provided was primarily driven by increased cash earnings, timing of payments for prepaid and accrued expenses, as well as lower annual incentives, offset by increased investment in working capital and increased use of cash related to long-term outsourced water projects.
Investing Activities
Cash used in investing activities was $554 million in nine months ended September 30, 2026, as compared to $329 million used in the comparable prior year period. The increase in cash used primarily reflects higher cash paid for acquisitions of businesses and increased investments in capital expenditures, offset by higher proceeds from sales of businesses and lower cash paid for asset acquisitions.
Financing Activities
Cash used in financing activities was $935 million in nine months ended September 30, 2026 as compared to cash used of $382 million in the comparable prior year period. The increase in cash used reflects the repurchase of common stock during the period, offset by the issuance of new long-term debt in the form of senior notes.
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
Based on our current global cash positions, cash flows from operations and access to the capital markets, we believe there is sufficient liquidity to meet our funding requirements and service debt and other obligations in both the U.S. and outside of the U.S. during the year. Currently, we have available liquidity of approximately $2.2 billion, consisting of $708 million of cash and $1.5 billion of available credit facilities as disclosed in Note 12 "Credit Facilities and Debt", of our condensed consolidated financial statements.

Credit Facilities & Contractual Commitments
See Note 12, "Credit Facilities and Debt" of our condensed consolidated financial statements for a description of our credit facilities and debt.
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
Critical Accounting Estimates
Our discussion and analysis of our results of operations and capital resources are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Annual Report describes the critical accounting estimates used in preparation of the condensed consolidated financial statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in the information concerning our critical accounting estimates as stated in our 2025 Annual Report.
2026 Outlook
We are updating our outlook to include a decline in total revenue of approximately 1% and flat organic revenue in 2026. Our outlook is being provided in the context of the current volatility, including due to geopolitical, trade, macroeconomic and regulatory uncertainty. Our ability to meet our expectations is subject to a number of risks, including, but not limited to, those described in "Item 1A. Risk Factors" in our 2025 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2025 Annual Report.

ITEM 4.    CONTROLS AND PROCEDURES
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated the effectiveness of our disclosure controls and procedures (as defined in rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
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
See Note 18, "Commitments and Contingencies" to the condensed consolidated financial statements for further information and any updates.

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in "Item 1A. Risk Factors" of our 2025 Annual Report.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of the Company's common stock by the Company during the three months ended September 30, 2026:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (a)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (b)(c)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (b) (IN MILLIONS)
7/1/26 - 7/30/26	70,114	$117.12	70,071	$445
8/1/26 - 8/31/26	1,117,901	$114.50	1,117,901	$317
9/1/26 - 9/30/26	1,982,331	$107.14	1,980,000	$105
Total	3,170,346	$109.95	3,167,972
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
(c)Amounts presented are exclusive of the excise tax on share repurchases

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
(c) Trading Plans
During the quarter ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 Plan or non-Rule 10b5-1 Plan arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6.        EXHIBITS

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

XYLEM INC.
EXHIBIT INDEX

Exhibit Number	Description	Location

3.1	Fourth Amended and Restated Articles of Incorporation of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on May 15, 2017 (CIK No. 1524472, File No. 1-35229).

3.2	Fifth Amended and Restated By-laws of Xylem Inc.	Incorporated by reference to Exhibit 3.1 of Xylem Inc.’s Form 8-K filed on November 15, 2022 (CIK No. 1524472, File No. 1-35229).

4.1	Sixth Supplemental Indenture, dated September 29, 2026, by and between the Company and Deutsche Bank Trust Company Americas, as trustee	Incorporated by reference to Exhibit 4.1 of Xylem Inc.'s Form 8-K filed September 29, 2026 (CIK No. 1524472, File No. 1-35229)

4.2	Form of 5.250% Senior Notes due 2029	Incorporated by reference to Exhibit 4.1 of Xylem Inc.'s Form 8-K filed on September 29, 2026 (CIK No. 1524472, File No. 1-35229)

4.3	Form of 5.450% Senior Notes due 2032	Incorporated by reference to Exhibit 4.1 of Xylem Inc.'s Form 8-K filed on September 29, 2026 (CIK No. 1524472, File No. 1-35229)

4.4	Form of 5.850% Senior Notes due 2037	Incorporated by reference to Exhibit 4.1 of Xylem Inc.'s Form 8-K filed on September 29, 2026 (CIK No. 1524472, File No. 1-35229)

10.1	Five-Year Revolving Credit Facility Agreement, dated as of September 8, 2026 among Xylem Inc. and the Lenders party thereto.	Incorporated by reference to Exhibit 10.1 of Xylem Inc.'s Form 8-K filed on September 8, 2026 (CIK No. 1524472, File No. 1-35229)

10.2	Letter Agreement between Xylem Inc. and Andrea van der Berg	Filed herewith.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

101.0
The following materials from Xylem Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104.0	The cover page from Xylem Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2026 formatted in Inline XBRL and contained in Exhibit 101.0.

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
October 27, 2026